Form 10QSB
period 2002-06-30
ASPENBIO INC
filed 2002-10-01
CIK 1167419

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-86190


                                 ASPENBIO, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


           Colorado                              84-1553387
------------------------------        ---------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


     8100 Southpark Way, Bldg B-1 , Littleton, Colorado       80120
-------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip  Code)


                                 (303) 794-2000
      ----------------------------------------------------------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:      None


Securities registered pursuant to Section 12(g) of the Act:      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes           No  X
                                                  ---           ---

 The number of shares outstanding of each of the issuer's classes of common equity as of September 9, 2002, was 9,300,000.

PART I - FINANCIAL INFORMATION

                                  AspenBio, Inc
                                 Balance Sheets

                                     Assets

                                                               (Unaudited)
                                                                June 30,
                                                                  2002
                                                               -----------
    Current Assets
 Cash Equivalents                                              $   438,100
 Accounts Receivable                                                83,818
 Inventories                                                       425,408
 Prepaid Expense                                                   108,902
 Prepaid Income Taxes                                                6,200
                                                               -----------
   Total Current Assets                                          1,062,428
                                                               -----------

Property,  Plant  and  Equipment
 Laboratory equipment                                              209,002
 Construction in progress                                          156,895
 Computer equipment                                                 30,676
 Leasehold improvements                                             27,645
 Office equipment                                                   22,205
                                                               -----------
     Total Cost                                                    446,423
 Less Depreciation                                                (110,577)
                                                               -----------
     Net Property & Equipment                                      335,846
                                                               -----------
Other  Assets
 Intangible assets, Net of Amortization
     Of $60,712                                                    691,207
 Deposit - Security                                                 56,925
 Inventory Non Current                                              32,860
 Deferred Offering Costs                                           135,941
                                                               -----------
Total Other Assets                                                 916,933
                                                               -----------
Total Assets                                                   $ 2,315,207
                                                               ===========

                                 AspenBio, Inc.
                                 Balance Sheets


                        Liabilities & Stockholders Equity

                                                                    (Unaudited)
                                                                      June 30
                                                                       2002
                                                                    -----------
    Current Liabilities
 Notes Payable                                                      $    35,283
 Accounts Payable                                                        37,899
 Current Portion Long Term Debt                                          93,811
 Accrued Expenses                                                         1,521
                                                                    -----------
    Total Current Liabilities                                           168,514
                                                                    -----------

Long-Term Liabilities, less current                                     959,010
                                                                    -----------

Shareholders' Equity
 Common Stock:  15,000,000 Shares
    Authorized; no par;
    9,300,000 shares outstanding                                      1,517,297
 Accumulated Deficit                                                   (330,244)
                                                                    -----------
    Total Shareholders' Equity                                        1,187,683
                                                                    -----------
Total Liabilities and
  Shareholders' Equity                                              $ 2,315,207
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                                 AspenBio, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                      2002          2001
                                                    ---------    ---------

 Sales                                              $ 265,879      413,077

 Cost of Sales                                         84,308      135,562
                                                    ---------    ---------
        Gross Profit                                  181,571      277,515
                                                    ---------    ---------

Operating Expenses
     General lab expenses                              30,928      152,719
     General & Admin                                  221,536      153,038
     Research and Development                         213,992       96,212
     Depreciation and amortization                     23,045       14,396
                                                    ---------    ---------
        Total Expenses                                489,501      416,365
                                                    ---------    ---------
        (Loss) from Operations                       (307,930)    (138,850)

Interest expense                                       21,534       30,955
                                                    ---------    ---------

         (Loss) before Income Taxes                  (329,464)    (169,805)

Income Taxes                                          (10,267)        --
                                                    ---------    ---------

        Net Loss                                    $(319,197)   $(169,805)
                                                    =========    =========
       Gain (Loss) Per Share of Common Stock
           Weighted average 9,102,778 Shares
           at 06/30/02 and 7,773,519
           at 06/30/01)                             $   (0.04)   $   (0.02)
                                                    =========    =========


    The accompanying notes are an integral part of the financial statements

                                 AspenBio, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                           June 30,
                                                    2002           2001
                                                  ---------      ---------

 Sales                                            $ 156,209        178,571

 Cost of Sales                                       61,852         81,855
                                                  ---------      ---------
        Gross Profit                                 94,357         96,716
                                                  ---------      ---------

Operating Expenses
     General lab expenses                             7,250         96,820
     General & Admin                                146,942        (45,580)
     Research and Development                        75,446         53,642
     Depreciation and amortization                   11,581         (1,276)
                                                  ---------      ---------
        Total Expenses                              241,219        103,606
                                                  ---------      ---------
        (Loss) from Operations                     (146,862)        (6,890)

Interest expense                                      7,469         11,443
                                                  ---------      ---------

         (Loss) before Income Taxes                (154,331)       (18,333)

Income Taxes                                            733           --
                                                  ---------      ---------

        Net Loss                                  $(155,064)     $ (18,333)
                                                  =========      =========
       Gain (Loss) Per Share of Common Stock
           Weighted average 9,102,778 Shares
           at 06/30/02 and 7,773,519
           at 06/30/01)                           $   (0.02)     $   (0.00)
                                                  =========      =========


    The accompanying notes are an integral part of the financial statements.

                                 AspenBio, Inc.
                            Statements of Cash Flows
                        Six Months Ending 06/30/02 and 01

                                                        (Unaudited)  (Unaudited)
                                                          June 30,     June 30,
                                                           2002         2001
                                                         ---------    ---------
    Cash Flows from Operating Activities
    Net Income (Loss)                                    $(319,197)   $(169,805)
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation & Amortization                           23,067       21,614
      Stock issued for compensation                           --        137,055
    Changes in Assets & Liabilities:
      Decrease (increase) in-
        Accounts Receivable                                147,611       (2,462)
        Inventories                                        (67,034)      42,912
        Prepaid Expenses                                    (6,201)
        Deposits                                           (50,000)      (5,000)
      (Decrease) increase in-
        Accounts Payable                                       (16)     (78,720)
        Accrued Expenses                                    (2,493)       1,998
        Income Taxes Payable                               (11,000)
                                                         ---------    ---------
     Net Cash Provided (Used) by
        Operating Activities                              (285,263)     (52,408)
                                                         ---------    ---------
    Cash Flows From Investing Activities
      Purchase of Property and Equipment                  (156,895)
      Purchase of Intangible Assets                        (71,242)     (15,713)
                                                         ---------    ---------
    Net Cash Used by Investing Activities                 (228,137)     (15,713)
                                                         ---------    ---------
    Cash Flows from Financing Activities
      Sales of common stock                                300,000       15,458
      Dividends                                            (48,999)
      Debt Reduction                                       (33,663)     (32,405)
      Proceeds from debt                                   446,338
      Deferred Offering Costs                             (135,941)
                                                         ---------    ---------
      Net Cash from Financing Activities                   527,735      (16,947)
                                                         ---------    ---------
      Net Increase (Decrease) in Cash                       14,335      (85,068)
      Cash, Beginning                                      423,765      107,590
                                                         ---------    ---------
      Cash, Ending                                       $ 438,100    $  22,522
                                                         =========    =========

Supplemental disclosures of cash flow information

Cash paid during the year for:
   Interest                                              $  21,534    $  30,954
                                                         =========    =========

    The accompanying notes are an integral part of the financial statements.

                                 AspenBio, Inc.
                        Notes to the Financial Statements
                            June 30, 2002 (Unaudited)

Basis of Presentation

The information for the six months ended June 30, 2002 has not been audited by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

Note #1  UNAUDITED FINANCIAL INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the six month interim period ended June 30, 2002 and 2001. The adjustments consists only of normal reoccurring accruals. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

Note #2  FINANCIAL STATEMENTS

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At quarter end June 30, 2002, the Company had working capital of $893,914, consisting of current assets of $1,062,428 and current liabilities of $168,514. This represents an increase in working capital of $665,901 from June 30, 2001. During the second quarter ended June 30, 2002, the Company's operations used, rather than provided cash. During that time, the Company's operations used $285,263 compared to cash used by operations of $52,408 during the second quarter ended June 30, 2001. Management believes the decrease in cash flow is primarily attributable to two factors: (i) expenses associated with becoming a public company and (ii) expenses associated with the development of a bovine pregnancy test.

     During 2002-2003 the Company's cash requirements are anticipated to consist of payments under existing debt obligations, including the construction loan agreement entered into on July 5, 2002 for the new facility. The construction loan is due on July 5, 2003 and, based on management's discussions with the lender, the Company expects to be able to convert the construction loan to a permanent loan upon occupancy of the building. Interest will accrue on the construction loan at approximately 6% per annum and is payable monthly. At September 30, 2002, the Company had borrowed $828,934 from the bank with $2,421,066 available for future borrowings.

     In order to facilitate the purchase of the land and construction of the new facility, the Company's President, Roger Hurst, has loaned to the Company $625,000 and the Company made a promissory note to Mr. Hurst in that amount which is payable, with interest at 8% per annum on May 5, 2004. The Company may prepay the Note at any time without penalty. The Company also has a $50,000 line of credit with a bank, of which $35,262 was outstanding at September 30, 2002.

     The Company also borrowed $500,000 from a shareholder, of which $150,000 may be used by the Company for general corporate purposes. The balance of $350,000 has been placed in an account and pledged to, the bank which is the Company's construction lender. The Company made a convertible promissory note to, the shareholder for $500,000, plus interest at 6% payable on March 31, 2003 and issued to him warrants to purchase up to 275,000 shares of the Company's common stock. The Company's construction lender also required a guarantee of $200,000 of the construction loan which the Company obtained from another shareholder, Cambridge Holdings, Ltd. The Company issued Cambridge warrants to purchase up to 100,000 shares of the Company's common stock in exchange for the guaranty and made a promissory note to cover any funds used by Cambridge in connection with the guaranty.

     In connection with an equipment lease, the Company issued a note payable to Colorado Business Leasing, of which $151,000 was outstanding at March 31, 2002. The note is payable with interest at 11% per annum, in monthly installments of $9,053, and matures on October 1, 2003.

Results of Operations

During the second quarter ended June 30, 2002, the Company realized a net loss of $155,064 on total revenues of $156,209. The net loss is an increase of $136,731 from the net loss for the second quarter 2001. The decrease in revenue is attributable to lower sales and increased research and development expenses.

Gross profit from sales of the Company's product decreased from the second quarter of 2002, $96,716 for the quarter ended June 30, 2001 to $94,357 for the quarter ended June 30, 2002. The greatest increase in operating expenses was research and development, which increased from $90,103 in the second quarter of 2001 to $213,992 in the second quarter of 2002. This increase is attributable to development of the Company's new bovine pregnancy test.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2002.

                                          AspenBio, Inc.
                                          (Company)

                                          By: /s/ Roger Hurst
                                              ---------------------------------
                                              Roger Hurst, President,
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Chief Accounting Officer

                                  CERTIFICATION


     I, Roger D. Hurst, Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of AspenBio, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 30, 2002         By:   /s/ Roger D. Hurst
                                        ---------------------------------------
                                        Roger D. Hurst, Chief Executive Officer
                                        and Chief Financial Officer