Form 10QSB
period 2002-09-30
ASPENBIO INC
filed 2002-11-19
CIK 1167419

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-50019


                                 ASPENBIO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                    84-1553387
------------------------------              ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   8100 Southpark Way, Bldg B-1 , Littleton, Colorado                80120
------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip  Code)


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

     The number of shares outstanding of each of the issuer's classes of common equity as of November 13, 2002, was 9,300,000.

PART I - FINANCIAL INFORMATION

                                  AspenBio, Inc
                                 Balance Sheets

                                     Assets

                                                                    (Unaudited)
                                                                   September 30,
                                                                       2002
                                                                    -----------
    Current Assets
 Cash Equivalents                                                   $   634,895
 Accounts Receivable                                                     59,641
 Inventories                                                            401,883
 Prepaid Expense                                                        112,152
                                                                    -----------
   Total Current Assets                                               1,208,571
                                                                    -----------

Property,  Plant  and  Equipment
 Laboratory equipment                                                   209,002
 Construction in progress                                               334,378
 Computer equipment                                                      30,676
 Leasehold improvements                                                  27,645
 Office equipment                                                        22,205
                                                                    -----------
     Total Cost                                                         623,906
 Less Depreciation                                                     (122,158)
                                                                    -----------
     Net Property & Equipment                                           501,748
                                                                    -----------
Other  Assets
 Intangible assets, Net of Amortization
     Of $60,712                                                         748,712
 Deposit - Security                                                      56,925
 Inventory Non Current                                                   32,860
                                                                    -----------
Total Other Assets                                                      838,497
                                                                    -----------
Total Assets                                                        $ 2,548,816
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                                 AspenBio, Inc.
                                 Balance Sheets


                        Liabilities & Stockholders Equity

                                                                    (Unaudited)
                                                                   September 30,
                                                                       2002
                                                                    -----------
    Current Liabilities
 Notes Payable                                                      $   533,890
 Current Portion Long Term Debt                                          93,811
 Accounts Payable                                                        37,899
 Accrued Expenses                                                         1,231
                                                                    -----------
    Total Current Liabilities                                           666,831
                                                                    -----------

Long-Term Liabilities, less current                                     975,866
                                                                    -----------

Shareholders' Equity
 Common Stock:  15,000,000 Shares
    Authorized; no par;
    9,300,000 shares outstanding                                      1,342,319
 Accumulated Deficit                                                   (436,200)
                                                                    -----------
    Total Shareholders' Equity                                          906,119
                                                                    -----------
Total Liabilities and
  Shareholders' Equity                                              $ 2,548,816
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                                 AspenBio, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                         2002            2001
                                                       ---------      ---------

 Sales                                                 $ 551,451        843,101

 Cost of Sales                                           192,907        227,162
                                                       ---------      ---------
        Gross Profit                                     358,544        615,939
                                                       ---------      ---------

Operating Expenses
     General lab expenses                                 62,161        180,827
     General & Admin                                     335,527        262,986
     Research and Development                            291,514        147,684
     Depreciation and amortization                        34,626         50,385
                                                       ---------      ---------
        Total Expenses                                   723,828        641,882
                                                       ---------      ---------
        (Loss) from Operations                          (365,284)       (25,943)

Interest expense                                          70,136         41,632
                                                       ---------      ---------

         (Loss) before Income Taxes                     (435,420)       (67,575)

Income Taxes                                             (10,267)          --
                                                       ---------      ---------

        Net Loss                                       $(425,153)     $ (67,575)
                                                       =========      =========
       Gain (Loss) Per Share of Common Stock
           Weighted average 9,170,000 Shares
           at 09/30/02 and 7,850,000
           at 09/30/01)                                $   (0.05)     $   (0.01)
                                                       =========      =========

     The accompanying notes are an integral part of the financial statements

                                 AspenBio, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                             September 30,
                                                        ------------------------
                                                          2002           2001
                                                        ---------      ---------

 Sales                                                  $ 285,572        430,024

 Cost of Sales                                            108,599         91,600
                                                        ---------      ---------
        Gross Profit                                      176,973        338,424
                                                        ---------      ---------

Operating Expenses
     General lab expenses                                  31,233         28,108
     General & Admin                                      113,991        109,948
     Research and Development                              77,522         51,472
     Depreciation and amortization                         11,581         35,989
                                                        ---------      ---------
        Total Expenses                                    234,327        225,517
                                                        ---------      ---------
        (Loss) from Operations                            (57,354)       112,907

Interest expense                                           48,602         10,677
                                                        ---------      ---------

         (Loss) Profit before Income Taxes               (105,956)       102,230

                                                        ---------      ---------

        Net (Loss) Profit                               $(105,956)     $ 102,230
                                                        =========      =========
       Gain (Loss) Per Share of Common Stock
           Weighted average 9,170,000 Shares
           at 09/30/02 and 7,850,000
           at 09/30/01)                                 $   (0.01)     $    0.01
                                                        =========      =========

    The accompanying notes are an integral part of the financial statements.

                                 AspenBio, Inc.
                            Statements of Cash Flows
                       Nine Months Ending 09/30/02 and 01

                                                    (Unaudited)     (Unaudited)
                                                   September 30,   September 30,
                                                       2002            2001
                                                    -----------     -----------
    Cash Flows from Operating Activities
Net Income (Loss)                                   $  (425,153)    $   (67,576)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation & Amortization                            34,648          44,094
  Stock issued for compensation                            --           137,055
Changes in Assets & Liabilities:
  Decrease (increase) in-
    Accounts Receivable                                 171,788        (167,708)
    Inventories                                         (43,509)         (9,238)
    Prepaid Expenses                                     (3,251)
    Deposits                                            (50,000)        (15,000)
  (Decrease) increase in-
    Accounts Payable                                        (16)        (79,404)
    Accrued Expenses                                     (2,783)           (844)
    Income Taxes Payable                                (11,000)
                                                    -----------     -----------
 Net Cash Provided (Used) by
    Operating Activities                               (329,276)       (158,621)
                                                    -----------     -----------
Cash Flows From Investing Activities
  Purchase of Property and Equipment                   (334,378)        (15,431)
  Purchase of Intangible Assets                        (128,747)        (23,573)
                                                    -----------     -----------
Net Cash Used by Investing Activities                  (463,125)        (39,004)
                                                    -----------     -----------
Cash Flows from Financing Activities
  Sales of common stock                                 300,000         260,134
  Dividends                                             (48,999)
  Debt Reduction                                        (50,450)        (43,473)
  Proceeds from debt                                    978,588
  Deferred Offering Costs                              (175,608)
                                                    -----------     -----------
  Net Cash from Financing Activities                  1,003,531         216,661
                                                    -----------     -----------
  Net Increase (Decrease) in Cash                       211,130          19,036
  Cash, Beginning                                       423,765         107,590
                                                    -----------     -----------
  Cash, Ending                                      $   634,895     $   126,626
                                                    ===========     ===========

Supplemental disclosures of cash flow information

Cash paid during the year for:
   Interest                                              $  70,136    $  41,362
                                                         =========    =========

    The accompanying notes are an integral part of the financial statements.

                                 AspenBio, Inc.
                        Notes to the Financial Statements
                         September 30, 2002 (Unaudited)

Basis of Presentation

     The information for the Nine months ended September 30, 2002 has not been audited by independent accounts, but includes all adjustments which the Company considers necessary for a fair presentation of the information presented for the period.

Note #1  UNAUDITED FINANCIAL INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the nine month interim period ended September 30, 2002 and 2001. The adjustments consists only of normal reoccurring accruals. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At quarter end September 30, 2002, the Company had working capital of $541,740 consisting of current assets of $1,208,571 and current liabilities of $666,831. This represents an increase in working capital of $665,273 from September 30, 2001. During the third quarter ended September 30, 2002, the Company's operations used, rather than provided cash. During that time, the Company's operations used $329,276 compared to cash used by operations of $158,621 during the third quarter ended September 30, 2001. Management believes the decrease in cash flow is primarily attributable to two factors: (i) expenses associated with becoming a public company and (ii) expenses associated with the development of a bovine pregnancy test.

     During 2002-2003 the Company's cash requirements are anticipated to consist of payments under existing debt obligations, including the construction loan agreement entered into on July 5, 2002 for the new facility. The construction loan is due on July 5, 2003 and, based on management's discussions with the lender, the Company expects to be able to convert the construction loan to a permanent loan upon occupancy of the building. Interest will accrue on the construction loan at approximately 6% per annum and is payable monthly. At November 13, 2002, the Company had borrowed $1,403,621 from the bank with $1,846,379 available for future borrowings.

     In order to facilitate the purchase of the land and construction of the new facility, the Company's President, Roger Hurst, has loaned to the Company $954,260 and the Company made a promissory note to Mr. Hurst in that amount which is payable, with interest at 8% per annum on May 5, 2004. The Company may prepay the Note at any time without penalty. The Company also has a $50,000 line of credit with a bank, of which $34,021 was outstanding at October 31, 2002.

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

     In connection with an equipment lease, the Company issued a note payable to Colorado Business Leasing, of which $94,428 was outstanding at November 1, 2002. The note is payable with interest at 11% per annum, in monthly installments of $9,053, and matures on October 1, 2003.

     The Company's focus during the quarter ended September 30, 2002 has been the continued testing and preparation for marketing of a new bovine pregnancy test, Surbred 15(TM), for use by dairy and cow/calf operators. Work on the test is continuing as are discussions with prospective distributors. If the Company enters into a distribution arrangement, it would expect to receive an upfront payment which would improve the Company's liquidity position.

     If the Company does not receive sufficient funding in connection with the distribution of its bovine pregnancy test, additional capital will need to be obtained from other sources. The Company anticipates that it will need approximately $500,000 to complete commercialization of Surbred 15(TM). The Company is currently exploring various alternatives, but has no firm commitments for additional capital.

Results of Operations

     During the third quarter ended September 30, 2002, the Company realized a net loss of $105,956 on sales of $285,572 as compared to a net profit of $102,230 on sales of $430,024 in the third quarter ended September 30, 2001. The change is attributable primarily to lower sales of antigens.

     Gross profit from sales of the Company's products decreased for the third quarter of 2002 from $338,424 for the quarter ended September 30, 2001 to $176,973 for the quarter ended September 30, 2002. The greatest increase in operating expenses was related to going public. Accounting, legal, printing, and postage increased from $17,590 to $74,878 for an increase of $57,288. Due to the construction of the new facility, interest expense of $48,602 for the third quarter 2002 was an increase of $37,924 over interest expense of $10,678 for the third quarter 2001.

Item 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in the quarterly report has been made known to them in a timely manner.

(b)  Changes in Internal Controls

     There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2002.

                                          AspenBio, Inc.
                                          (Company)

                                          By: /s/ Roger Hurst
                                              ---------------------------------
                                              Roger Hurst, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer

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

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that Material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002         By:   /s/ Roger D. Hurst
                                        ---------------------------------------
                                        Roger D. Hurst, Chief Executive Officer
                                        and Chief Financial Officer