Form 10KSB
period 2002-12-31
ASPENBIO INC
filed 2003-04-15
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2002
                                     -----------------

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-50019
                                                 -------

                                 ASPENBIO, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

        Colorado                                      84-1553387
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1585 South Perry Street, Castle Rock, Colorado                          80104
----------------------------------------------                        ----------
(Address of principal executive offices)                              (Zip Code)

                                 (303) 794-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.               Yes  X         No
                                                              ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                   ---

     The registrant had revenues of $745,427 for its most recent fiscal year ended December 31, 2002.

     The aggregate market value of the common stock of the registrant held by non-affiliates as of March 31, 2003 was $13,511,112.

     The number of shares outstanding of the registrant's common stock at March 31, 2003, was 9,300,000.

     Transitional small business disclosure format.   Yes      No X
                                                         ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement expected to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's annual meeting of shareholders are incorporated by reference into portions of Part III of this Form 10-KSB.

                                 ASPENBIO, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                            Page
                                                                            ----

PART I
Item   1. Description of Business.........................................
Item   2. Description of Property.........................................
Item   3. Legal Proceedings...............................................
Item   4. Submission of Matters to a Vote of Security Holders.............

PART II
Item   5. Market for Common Equity and Related Stockholder Matters........
Item   6. Management's Discussion and Analysis or Plan of Operation.......
Item   7. Financial Statements............................................
Item   8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................

PART III
Item   9. Directors, Executive Officers, etc..............................
Item  10. Executive Compensation..........................................
Item  11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Meeting......................
Item  12. Certain Relationships and Related Transactions..................
Item  13. Exhibits, Financial Statements Schedules, and Reports
          on Form 8-K.....................................................
Item  14. Controls and Procedures.........................................

Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which we intend to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of our assets, liabilities, and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors, which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, problems in collecting receivables, testing or other delays or problems in introducing our bovine pregnancy test, and difficulties in refinancing the construction loan on our new facility, and the risk factors described in Item 1 of this report.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were founded to acquire the antigen business from Vitro Diagnostics, Inc. in August, 2000, and to leverage that base of operations and technology to develop new products with substantial market potential. Our management team had been conducting this business at Vitro Diagnostics since 1990. Many new products have been developed since the acquisition.

Our human diagnostic antigen division has been our core business and, taking into account the operations while this division was part of Vitro Diagnostics, this part of our business has been in operation since 1990. We have expanded this part of our business since it became part of AspenBio. We manufacture over thirty products. Our products are used as standards and controls in diagnostic test kits, antibody purification and in research projects.

Our efforts in 2002 and early 2003 were concentrated in testing, preparing for manufacture, and making arrangements to market and distribute, our bovine pregnancy test. Our test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. We are currently in the final phase of our test and we expect to complete a large-scale field trial this summer to validate its accuracy and reliability in U.S. dairy herds.

On March 29, 2003 we entered into a distribution agreement with Merial Limited. Merial is a joint venture between Merck and Aventis. We have granted Merial exclusive rights to market and distribute the bovine pregnancy test worldwide.

Our strategy is to search for niches that we can dominate with our purification abilities. We are focusing on expanding our business into other uses of purified proteins, principally for diagnosis and treatment of humans and animals. An important factor in the diagnostics business is the vastly reduced times required from product conception to saleable product as compared to therapeutic products which often require many years to market, as they require FDA approval.

Products and Status of Products

Human Antigens - We currently manufacture more than thirty human antigens and tumor markers. These are proteins that we manufacture from human tissues and fluids, using our proprietary purification processes, so that they are in an especially pure form. These proteins are used as part of diagnostic test kits. The test kits diagnose tumor marker levels within the blood or hormone imbalances by measuring the presence and/or levels of certain proteins. The proteins supplied by us are used to determine whether the test is functioning correctly. We have manufactured human antigen products since 1990 and can produce additional proteins through our purification process.

We are also manufacturing CEA as part of a colon cancer vaccine. CEA is produced by cancerous tumors, especially of the colon or liver. Measurement of blood at CEA levels is valuable in the management of cancer. CEA is elaborated by certain tumor cells and was one of the first tumor markers. CEA is usually obtained from a human liver. We are attempting to produce CEA through cell culture technology rather than liver tissue so that larger quantities can be obtained and purified. The colon cancer vaccine is expected to be part of NCI Phase III studies that are currently anticipated to take place in 2003, and we are attempting to produce the cell-line derived CEA for use in the studies. This protein would have a therapeutic use, as opposed to the diagnostic use of our other human antigen products. Total quantity needs for CEA have not been determined.

In order to distribute our human antigen products, we manufacture the purified proteins at our facility, then lyophilize (freeze dry) the ingredients contained in a glass vial. We then send the products out to customers in vials with tops that allow the use of a syringe to reconstitute the product enabling the end user to remove and use the products.

Ungulate Pregnancy Test - The ungulate pregnancy test initially determines the pregnancy status of cows within approximately 18 days after artificial insemination. Pregnancy is necessary for milk production and the dairy industry relies on artificial insemination to increase pregnancy rates. The traditional way of determining pregnancy is via palpation, a physical examination by a veterinarian. Ultrasound is also being used on a limited basis. The test kit we intend to produce would permit pregnancy status to be determined sooner than the traditional methods, which, in turn, would permit a herd manager to repeat the artificial insemination process at an earlier date on cows determined not to be pregnant. Also, our test does not include any physical risk to the calf. We believe pregnancy in other hoofed animals can be determined using the same antigen. The pig, elk, bison, and sheep industries also utilize artificial insemination, so we plan to develop these pregnancy test kits, as well.

Our bovine pregnancy test consists of a plastic cartridge containing a membrane, which has been sprayed with an antibody. The antibody was created from rabbits and mice that were exposed to a specific purified antigen manufactured at AspenBio. Once a blood sample from a cow is exposed to the antibody on the membrane it will cause the strip to change color indicating the presence of a certain antigen which is only present in the blood of a pregnant cow either approximately day 18 or day 35 to termination of pregnancy depending on which test is used. The test strip will be sealed in a foil package along with a pipette. Within the kit there will be a needle for drawing the blood sample, a blood collection tube, a holder for the needle and a bottle containing a buffer reagent.

In order to create commercial quantities of test kits, we will produce the active ingredients and send them to a company that manufactures test strips. This company would place the active ingredients onto the test strips and then ship the pregnancy test kits to our cutomers or to our warehouse for distribution.

We entered into licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, to obtain the exclusive rights to manufacture the protein used in the bovine pregnancy test kit. We have filed two provisional patent applications, as well as a trademark application for "Surbred", the name of the bovine pregnancy test kit. This technology has been in development for 12 years at the universities.

Insulin/PZI - We have developed a recombinant form of bovine and porcine insulin, which is commonly referred to as PZI. PZI was previously manufactured by Eli Lilly and was used for treatment of human diabetes, until it was phased out of production in the mid-1990s and replaced by recombinant human insulin. We expect to use PZI initially for treatment of feline diabetes. The available human insulin does not successfully replace the cat's own insulin and bovine insulin is more similar in molecular structure to feline insulin. We are currently working to create a recombinant form of PZI that exactly matches the PZI previously manufactured by Eli Lilly. We hope to begin selling PZI in 2004, if we can obtain a compassionate drug exemption from the Food and Drug Administration to begin manufacturing and marketing PZI while formal approval is pending. We can apply for a compassionate drug exemption based on the need for PZI to treat feline diabetes when there are no other comparable products. Based on our investigation of this process, we are hopeful that we will be able to obtain an exemption. Initially, the manufacture and bottling of PZI will be done by an outside entity because of clean room and FDA requirements. We desire to enter into arrangements for marketing the products with a pharmaceutical company prior to manufacturing them, and preliminary work has been undertaken to locate an interested company. We are also exploring joint venture or other partnering opportunities for reintroducing PZI to the human diabetes market.

We would produce PZI using our technology at a facility that meets the industry standard of good manufacturing practices (GMP). The GMP facility would then ship the products directly to a warehouse for storage or to distributors.

Equine Proteins - The purified equine protein products we are developing would have both diagnostic and therapeutic uses for horses. We began purifying equine pituitary-derived antigens in 2001, and are currently working on development of diagnostic test kits and recombinant antigens. The diagnostic test kits can be used to measure hormone levels affecting fertility, thyroid, growth and lactation. Uses of the recombinant antigens include inducing fertility, improving healing of wounds, and inducing lactation. The purification processes we use for the human antigens can be used in manufacturing equine proteins. The therapeutic use of the equine proteins is currently in limited testing on horse farms. The results to date based on discussions with the doctors in the field have been encouraging. AspenBio's preliminary products appear to solve some of the therapeutic problems related to problem breeding situations in horses. We have manufactured preliminary batches of antigens anticipated to be used in equine test kits. If we determine to market these kits, we would probably try to enter into a distribution agreement with a pharmaceutical company. We expect to make a decision regarding release of these test kits in late 2003.

Raw Materials

The human antigens are purified from human tissue or fluids. We have several sources available for the materials needed.

We have recombinant sources for both the protein for the bovine pregnancy test and the PZI. We will initially utilize tissue from slaughterhouses for the equine protein products. We have also cultured cell lines and recombinant material for both human and animal proteins, which can be used for therapeutic applications, when produced in a GMP facility. Ultimately, we expect that this type of production will replace the need for tissue or fluids as a source material thereby reducing the chance of contamination from possible impurities.

Intellectual Property

We have not filed patents for our human diagnostic antigens, although we treat our protein purification process as proprietary. Much of the purification work is considered an art form and the processes are trade secrets. We have filed for a patent on the process used to purify the CEA for the colon cancer vaccine, because we anticipate that, if successful, the vaccine will be widely used and we will need to protect AspenBio's part in the development.

With respect to the ungulate pregnancy test, we entered into exclusive licensing agreements with the University of Idaho and the University of Wyoming in Fall, 2001, for the manufacture, use, sale and distribution of the proteins used in the test. We have titled the pregnancy test "Surbred" and have applied for a trademark to protect the name. We have also filed a provisional patent application for the bovine pregnancy test. We have taken these steps because we believe that the potential widespread use of the ungulate pregnancy test requires protection of our product.

Due to its previous manufacture by Eli Lilly and the availability of the methods and formulations in the public domain, PZI is not a patentable product and we have not filed a patent on the protein purification process. We do not think it is likely that our development of recombinant PZI will result in patentable products in the near term because of use of existing methods. However, we are hopeful that as we continue this development process we may develop intellectual property regarding purification of recombinant insulin. We are currently unable to predict whether we will be able to obtain any patents in the future. Due to the status of development to date, we have not filed patent applications with respect to the equine protein products.

Marketing/Competitive Conditions

Product Markets

Human diagnostic antigens - The total market for human antigens and tumor markers is approximately $2 million, annually. We currently control approximately 60% of the market, although we do not expect significant additional growth in market share. All of our revenues to date have come from sales of these products. We expect to continue adding products to our diagnostic protein line. Our primary competitor for supply of human pituitary antigens is Dr. Albert Parlow, a professor at UCLA, but we believe that we have displaced Dr. Parlow as the largest supplier.

Ungulate Pregnancy Test - The available bovine pregnancy tests cannot determine pregnancy status until at least 30 days from insemination. Testing by palpation includes a risk of aborting the calf and testing by using a blood test requires the use of a centrifuge. Our bovine pregnancy test is designed to determine status sooner and does not involve a physical risk to the calf. Because the first attempt at artificial insemination is often unsuccessful, cows in breeding programs are often inseminated more than once, so our test would then be used more than once annually for each cow. The worldwide population of cows exceeds 120,000,000, of which approximately 58,000,000 cows are located in North America, Europe and the former Soviet Union. It has been estimated that approximately 70% of cows in the North American and European dairy industry are artificially inseminated. Although there are no published reports known to us regarding timed or synchronized cow breeding programs, based on our discussions with industry sources, we estimate that approximately 10% of the artificially inseminated cows are involved in these programs and would represent our primary target market for our bovine pregnancy test. We are currently assessing the potential markets for the bovine pregnancy test to be used 35 days or more after insemination and for pregnancy tests of other ungulates. We will compete against the current pregnancy methods and tests for the bovine market, as well as in the ovine and porcine market.

     On March 29, 2003, we entered into a distribution agreement with Merial Limited. Merial Limited is a joint venture between Merck and Aventis. We have granted Merial exclusive rights to market and distribute our diagnostic test which is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. We are currently in the final phase of development of our test and we expect to complete a large-scale field trial this summer to validate its accuracy and reliability in U.S. dairy herds.

     We have granted to Merial the right to exclusively market, distribute and sell our bovine pregnancy product worldwide. Merial is required to make development payments to us totaling $1,900,000 as certain milestones are satisfied. When the product development and testing is completed, we will produce the product for Merial and Merial will pay us 33% of Merial's invoiced sales price on all product sales.

     We are currently engaged in completing the design and development of the product. Merial made a payment to us of $200,000 upon signing of the agreement. We have agreed to commence a field trial of at least 500 cows before April 30, 2003 and to supply the necessary components to complete the trial before July 15, 2003. We will receive $700,000 from Merial within 30 days of our final report that the product conforms to the design of Merial. The amount of the second installment will be reduced by $100,000 for each month that the final report is not presented. Merial is also required to pay us our final $1,000,000 installment when the product is ready for launch in the first country.

     Our plan is to complete the launch of our bovine pregnancy test by October 1, 2003. If we achieve this objective, we expect to receive in 2003 the development payments from Merial totaling $1,900,000 as well as revenues from product sales. If we are unable to launch the product by October 1, 2003, Merial may terminate the agreement and we would be required to reimburse Merial 50% of the payments made by Merial to us.

     Merial will provide us with sales projections and we will ship the product to Merial pursuant to an order schedule. Merial will market and distribute the product exclusively so long as target sales and other conditions are satisfied. So long as there is no competing technology, Merial must sell at least 1.5 million products in 2004, at least 4 million products in 2005 and at least 5 million products in each calendar year thereafter during the term of the agreement. The minimum sales targets will be reduced if the product launch does not occur by October 1, 2003. If Merial does not satisfy the sales targets, then Merial will lose its exclusive distribution rights.

     With respect to each market in which Merial markets the product, the term of the agreement will be the greater of five years or the term of the patent in the country. We have also granted to Merial a right of first negotiation during the first two years of the agreement to distribute future animal health products developed by us independent of other collaborations.

Insulin/PZI - PZI is not currently distributed in the United States by any other companies, so we do not expect that we will have competition in this area. We are developing PZI as a product for the feline diabetes market at the request of Idexx Pharmaceuticals. According to a study conducted by Idexx, there are currently 66 million cats in the U.S. and approximately 20% are expected to suffer from diabetes. We estimate this market to be approximately $15 million annually once FDA approval is obtained for general distribution. Also, according to the American Diabetes Association, there are approximately 300,000 human diabetics whose bodies perform better on bovine/porcine insulin than the recombinant human form of insulin currently available. These people would create another market for PZI if we can obtain the necessary FDA approvals and partner with a pharmaceutical company.

Equine Proteins - Equine diagnostic kits and hormones for therapeutic use are not currently commercially available, so we do not expect to encounter competition in this market. Based on information developed by Dr. Clara Singular, an independent consultant and doctor of veterinary medicine, we estimate a $10 million annual market for therapeutic use of proteins to induce fertility in horses and a $7 million annual market for diagnostic use of proteins to measure thyroid function.

Customers/Marketing

Human Antigens Division - The customers for our human antigen products are the manufacturers of the diagnostic test kits and research facilities and brokers who sell to these same end users. In this area, we have a few large customers. Monobind and Golden West Biologics, which are brokers, accounted for approximately eleven percent (11%) and thirteen percent (13%) of our business, respectively, in 2001. BioRad, an end user, accounted for approximately thirty-nine percent (39%) of our business in 2001. In 2002, BioRad accounted for 48% of our sales. At December 31, 2001, 54% of our receivables were related to Golden West Biologics and at December 31, 2002, 19% of our receivables were related to BioRad, 31% of our receivables were related to Golden West Biologics and 17% were related to Clinga. The loss of these customers could have a material adverse effect on this division of our business.

The National Cancer Institute, through the universities that conduct its research, are also customers for the purchase of CEA.

Ungulate Pregnancy Test -We expect that the customers for our bovine pregnancy test will be primarily the artificial insemination (AI) providers. The AI providers include three general categories of business: (1) pharmaceutical companies selling prostaglandins, which are used to induce estrus in cows to be artificially inseminated; (2) pharmaceutical companies selling cattle semen and providing the actual AI services; and (3) AI equipment manufacturers and suppliers. There are a limited number of these AI providers who service the dairy industry. We would expect the AI providers to market the products as well. We also expect that industry trade associations would market the bovine pregnancy test, by endorsing the product and then receiving compensation based on the value realized from such endorsements. We would be involved in marketing the bovine pregnancy test, as well, but do not expect to be primarily responsible. We would anticipate a similar customer base and marketing approach for the other ungulate pregnancy tests when they are developed. AspenBio is in discussions with a number of companies positioned to effectively distribute these products.

Insulin/PZI - We anticipate that the ultimate customers for the PZI would be veterinarians and cat owners. We plan to seek to enter into an agreement with a pharmaceutical company for marketing and distribution if we can develop recombinant PZI that matches the PZI manufactured by E.I. Lilly. If we pursue approval to sell PZI to human diabetics, then they would provide an additional customer base. We would expect to enter into arrangements with a pharmaceutical company for marketing and distribution of PZI if such an expanded use is possible.

Equine Protein - We anticipate that the ultimate customers for the equine protein products would be veterinarians and horse owners. However, we anticipate entering into agreements with a pharmaceutical company for marketing and distribution if the clinical testing is successful.

General Operations

Backlog and inventory - Our business in not seasonal in nature, so we expect demand to remain relatively steady. Because we produce proteins on demand, we do not maintain a backlog of orders. We have reliable sources of raw materials, do not require significant amounts of raw materials, and can manufacture all of our protein. As a result, we do not expend large amounts of capital to maintain inventory.

Payment terms - Because we currently act as a supplier to manufacturers of test kits and research facilities, we do not provide extended payment terms. Our agreement with Merial is that Merial will pay for the bovine pregnancy product in two installments, consisting of a partial payment 30 days after Merial's receipt of the product and the balance due 30 days after the end of each calendar quarter during which the product is sold by Merial.

Revenues - The vast majority of our revenues come from domestic customers. Less than 2% of our revenues come from foreign customers.

Employees - We currently have eight full-time employees. We will hire additional personnel as needed depending upon the implementation and success of our new product lines.

Research and Development

We spent $351,983 on research and development in fiscal 2001 and $622,460 in fiscal 2002. We expect to spend significantly more over the next few years to develop our new products, primarily on the equine proteins and ungulate pregnancy tests. We will also continue research and development to improve and add antigens to the bovine pregnancy test, in order to improve accuracy and eliminate competition. If we reach an arrangement with a pharmaceutical company to assess the potential for marketing PZI to humans, we would also expect to spend research and development funds on those efforts.

Compliance

FDA

The Food and Drug Administration (FDA) has regulatory authority over certain of our planned products. Our existing products require no approvals at our level. Human Patients - FDA approval is required for therapeutic uses of products. For use on human patients, FDA extensively regulates the testing, manufacturing, labeling, advertising, promotion, export and marketing of therapeutic products. A therapeutic product administered to human patients is regulated as a drug or a biologic drug and requires regulatory approval before it may be commercialized. This would be applicable to AspenBio if we become involved in the manufacture of either the colon cancer vaccine or the sale of PZI to human diabetics.

Product approvals are granted after extensive clinical trials. Any product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of such products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current Good Manufacturing Practices, adverse event reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Manufacturers are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions. Any such enforcement action could have a material adverse effect on our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on our business.

Ungulate Pregnancy Test - Because the ungulate pregnancy test will be a diagnostic use only, it will not be subject to FDA regulation. However, we will make a notification filing with the FDA, which advises the FDA of the expected uses and labeling of the product.

PZI/Feline Diabetes Application - FDA approval will be necessary for PZI to be used for treatment of feline diabetes. New drugs for companion animals must receive New Animal Drug Application approval prior to marketing. The requirements for such approval are similar to those for human drugs and may require similar clinical testing. We plan to file a compassionate drug exemption application, so that we can manufacture and use PZI while the FDA is conducting the more comprehensive review. This application would be based on the need for PZI to treat diabetic cats and the fact that there are no comparable products manufactured by a USA company. We are hopeful that FDA approval will not be difficult to obtain because PZI was previously approved for this use. If approval were obtained, we would once again be subject to ongoing regulation, which exposes us to the risks associated with compliance failures.

Equine Proteins - As the equine proteins would have a therapeutic use, they would require regulatory approval similar to that required for PZI.

Environmental Protection

We are subject to various environmental laws pertaining to the disposal of hazardous medical waste. We contract for disposal of our hazardous waste with a licensed disposal facility. We do not expect to incur liabilities related to compliance with environmental laws; however, we cannot make a definitive prediction.

Other Laws

We are also subject to other federal, state and local laws, pertaining to matters such as safe working conditions and fire hazard control.

                                  RISK FACTORS

     An investment in our common stock involves a high degree of risk. Prospective investors should consider carefully the following factors and other information in this report before deciding to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.



Our success depends on our ability to commercialize new product offerings.

     We are currently engaged in human diagnostic antigen manufacturing operations. However, we believe the growth potential in this market is limited. We are developing several other products which we believe have significantly greater potential for higher revenues and increased profits. Our ability to achieve these objectives is dependent on a number of factors, including our ability to complete development efforts, including any necessary testing and regulatory approvals, and successfully commercialize these products.

     Through December 31, 2001 we had retained earnings of $72,636. However, during fiscal 2002 we concentrated our efforts on developing our new bovine pregnancy test and we incurred a net loss of over $1.2 million. Our ability to resume profitable operations will depend upon our ability to quickly commercialize our bovine pregnancy test and other new product offerings.

     In order to achieve our business objectives, we will need to manufacture these products (or arrange for manufacture) in commercial quantities at a reasonable cost acceptable in the marketplace. Because of our limited manufacturing experience, outside the antigen business, and the lack of a marketing organization, we are likely to rely on other parties to perform one or more tasks for the commercialization of our proposed products. We may incur additional costs and delays while working with these parties, and these parties may ultimately be unsuccessful in the manufacture or distribution of our products.


We Have Substantial Note Payments Due Within the Next Year

     We have constructed a new facility in Colorado using a $3.2 million construction loan from a bank which is due in July 2003. We expect to be able to obtain a long term mortgage, but have not finalized arrangements. We are also indebted to our president in an aggregate amount of $959,368 of which $80,000 is due in 2003, $675,000 is due in 2004 and the balance in 2005. Any delays in refinancing these obligations could have an adverse impact on our business and financial condition.

We Issued Securities in 2002 Which May Not Qualify For The Private Offering Exemption.

     On July 5, 2002, we made a convertible promissory note to a shareholder in connection with a $500,000 loan from him due July 2003. Of the $500,000, $350,000 was used to establish an account at the bank providing our construction loan to be used as a pledge for repayment of the construction loan. The balance of $150,000 has been used by us for general corporate purposes. The note is convertible at the shareholder's option into our common stock at $1.50 per share. We also issued to the shareholder warrants to purchase up to 275,000 shares of our common stock at $1.50 per share during a three-year period. As our common stock is trading at a substantial premium to the conversion price of $1.50 per share, we expect him to convert his note to our common stock. However, we cannot assure that our stock will continue to trade at a premium or that he will convert.We also obtained a $200,000 guaranty from another shareholder, Cambridge Holdings, Ltd., and we issued to Cambridge a warrant to purchase up to 100,000 shares of our common stock at $1.50 per share for a three-year period. The notes and warrants issued in these transactions are securities and are required to be registered unless an exemption is available. We relied on the private offering exemption from registration in making these issuances. The persons to whom we issued these securities are sophisticated, experienced investors who were our shareholders prior to these transactions and who are knowledgeable about the business, financial condition and the risks of investing in the securities. These transactions were made during the pendency of the processing of a registration statement. Under certain circumstances, the SEC has determined that separate offerings should be integrated which has the effect of destroying the private offering exemption. We do not believe that these transactions should be integrated with the sale of our shares by selling shareholders pursuant to the prospectus which was part of the registration statement. Nonetheless, the SEC may take the position that the offering should be integrated and could challenge the availability of the private offering exemption to us. In that event, we could be subject to enforcement proceedings brought by the SEC and subject to injunctive or other relief, and could be subject to possible civil action by the two purchasers of these securities. It is also possible that the SEC could require us to make a rescission offer through a registration statement to the purchasers of the securities. Any such developments could be expensive and could harm our reputation and result in an adverse impact on our business and financial condition.

Our success will depend in part on establishing effective strategic partnerships and business relationships.

     A key aspect of our business strategy is to establish strategic partnerships. We currently have license arrangements with the University of Idaho and the University of Wyoming. It is likely that we will seek other strategic alliances. We also intend to rely heavily on companies with greater capital resources and marketing expertise to market some of our products. On March 29, 2003, we entered into a global distribution agreement with Merial to market our bovine pregnancy test. While we have identified certain candidates for other potential products, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these collaborations or establish new collaborations in the future on acceptable terms. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the acquisition of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, the development or commercialization of our technology in potential products may be substantially delayed.

We have limited manufacturing experience, and we may experience manufacturing problems that limit the growth of our revenue.

     We purify human and animal antigens and tumor markers. In 2002, our revenues from these sales were approximately $745,000. We intend to introduce new products with substantially greater revenue potential. We may seek to manufacture these products in-house or through contractual arrangements with third parties. In either event, we may not be able to produce sufficient quantities at an acceptable cost. In addition, we may encounter difficulties in production due to, among other things, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our profitability. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

Our success depends upon our ability to protect our intellectual property rights.

     Our success will partially depend on our ability to obtain and enforce patents relating to our technology and to protect our trade secrets. We may not receive any patents. In addition, third parties may challenge, narrow, invalidate or circumvent our patents. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the U.S. Patent Office nor the courts have a consistent policy regarding breadth of claims allowed or the degree of protection afforded under many biotechnology patents.

     In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees and consultants to execute confidentiality agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, in some situations, these agreements may conflict, or be subject to, the rights of third parties with whom our employees or consultants have previous employment or consulting relationships. Also, others may independently develop substantial proprietary information and techniques or otherwise gain access to our trade secrets. We intend to market our products in many different countries some of which we will not have patents in or applied for. Different countries have different patent rules and we may sell in countries that do not honor patents and in which the risk that our products could be copied and we would not be protected would be greater.

We may be unable to retain key employees or recruit additional qualified personnel.

     Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, and managerial personnel. There is intense competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. A loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm our development programs and our business.

     Roger Hurst has been our Chief Executive Officer since our inception. We rely on him for his leadership and business direction. We do not have an employment agreement with Mr. Hurst. The loss of his services could significantly delay or prevent the achievement of our business objectives. Mr. Hurst is our largest shareholder.

Our  competitors  may  have  greater   resources  or  research  and  development
capabilities than we have, and we may not have the resources necessary to successfully compete with them.

     Our business strategy has been to create a niche in the protein purification area. We are aware of only one competitor in this area, Dr. Albert Parlow, a UCLA professor. We believe that we have displaced Dr. Parlow as the largest supplier of human antigens. However, we plan to expand our operations into other areas as described above. The biotechnology business is highly competitive, and we may face increasing competition. We expect that many of our competitors will have greater financial and human resources and more experience in research and development and more established sales, marketing and distribution capabilities than we have. In addition, the healthcare industry is characterized by rapid technological change. New product introductions or other technological advancements could make some or all of our products obsolete.

Our common stock will likely be classified as a "penny stock" under SEC rules and the market price of our common stock may be highly unstable.

     A limited trading market exists for our common stock on the OTC Bulletin Board. Since inception of trading in January, 2003, our common stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of the common stock is less than $5 per share, the common stock will be classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stock are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A significant number of our shares are or will be eligible for future sale, which may cause the price of our common stock to decline.

     As of March 31, 2003, 9,300,000 shares of our common stock, 250,000 options and 1,205,000 warrants were outstanding. An aggregate of 1,489,280 shares are being offered pursuant to an outstanding prospectus. Cambridge currently owns 503,704 shares which may be resold pursuant to Rule 144. Our president, Roger Hurst, owns 4,246,757 shares, which are restricted from resale because of Mr. Hurst's affiliate status, but may be resold in limited amounts under Rule 144. The remaining outstanding shares which are privately held are also available for sale under Rule 144. We have outstanding options to purchase up to 250,000 shares of our common stock, of which options to purchase 200,000 shares are exercisable currently. The option to purchase the remaining 50,000 shares is held by one employee and vests in one-fourth annual installments, commencing November 25, 2003. The holding period for Rule 144 purposes would begin upon exercise of the respective options. We also have issued warrants to purchase 1,205,000 shares which are currently exercisable and a $500,000 convertible note, which may be converted at any time prior to repayment. We have granted registration rights to the holders of the warrants and the convertible note. Sales of a substantial number of shares of our common stock in the public market or the exercise of a substantial number of options or warrants to purchase shares of our common stock, or the perception that such sales or exercises might occur, could cause the market price of our common stock to decline.

Because one of our shareholders owns more than 45% of our common stock, he should be able to determine the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

     Roger D. Hurst currently owns 45.7% of our outstanding common stock. Accordingly, it is expected that he will have the ability to control all matters affecting us, including the composition of our board of directors, any determinations with respect to mergers, or other business combinations, our acquisition or disposition of assets and our financings. In addition, Mr. Hurst should be able to prevent or cause a change in control of our company and may be able to amend our articles of incorporation and bylaws without the approval of any other shareholder. His interests may conflict with the interests of our other shareholders.

We do not currently have insurance that covers product liability.

     Our insurance policies do not currently cover claims and liability arising out of defective products. As a result, if a claim is brought against us, we would not have any insurance that would apply and would have to pay any costs directly. Because our products have only been used as part of diagnostic test kits, we did not believe that this insurance would be necessary. However, as we expand into other products, the risk of claims will increase and we will need to evaluate the need to obtain insurance. Our agreement with Merial requires that we maintain commercial general liability insurance of no less than $500,000 subject to $1,000,000 general aggregate limit.

If we fail to obtain FDA approval, we cannot market certain products in the United States.

     Therapeutic products to be used by humans must be approved by the FDA prior to marketing and sale. This would apply to our plan to market PZI to human diabetics. In order to obtain approval, we must complete extensive clinical trials and comply with numerous standards; this process can take substantial amounts of time to complete. Even if we complete the trials, FDA approval is not guaranteed. FDA approval can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards.

     FDA approval is also required for therapeutic products that will be used on animals prior to marketing and sale, and can also require considerable time to complete. New drugs for companion animals must receive New Animal Drug Application approval. This type of approval would be required for the use of PZI for treatment of feline diabetes and for our therapeutic equine protein products. The requirements for obtaining FDA approval are similar to those for human drugs described above and may require similar clinical testing. Approval is not assured and, once FDA approval is obtained, we would still be subject to fines and suspension or revocation of approval if we fail to comply with FDA requirements. We plan to file a compassionate drug exemption application for the use of PZI, so that we can manufacture and use PZI while the FDA is conducting the more comprehensive review. However, the interim approval is also not guaranteed and could delay marketing of PZI until the New Animal Drug Application is approved.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions.

     We plan to market some of our products in foreign jurisdictions. Specifically, we expect that the bovine pregnancy test will be aggressively marketed in foreign jurisdictions. We may market our therapeutic products to foreign jurisdictions, as well. We may need to obtain regulatory approval from the European Union or other jurisdictions to do so and obtaining approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or provide additional information, resulting in additional expenses, to obtain necessary approvals.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado which was constructed for us. We moved into our new facility in 2003.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, the adverse outcome of which would, in our management's opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the over-the-counter bulletin system operated by Nasdaq under the symbol, APNB. Our common stock did not trade publicly during 2002. Trading commenced in January 2003 and of high and low prices from January 2003 through March 2003 were $4.65 and $2.00, respectively.

     As of April 1, 2003, we had 980 holders of record of our common stock.

     Since our S Corporation election was terminated in 2001, we have not paid a dividend on our common stock, and we do not intend to pay cash dividends for the foreseeable future. Instead, we currently plan to retain earnings, if any, for use in the operation of our business and to fund future growth.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Revenue for fiscal 2002 decreased approximately $377,842 (34%) to $745,427 from $1,123,269 for fiscal 2001. We believe the decrease was attributable to general economic conditions.


Cost of sales for fiscal 2002 increased $404,494 (157%) to $662,817 from $258,323 in fiscal 2001.

Research and development expenses for fiscal 2002 increased $270,477 (77%) to $622,460 from $351,983 in fiscal 2001.

Total operating expenses for fiscal 2002 increased $395,479 (64%) to $1,009,662 from $614,183 in fiscal 2001.

AspenBio, Inc. had a net loss of $(1,224,251) in fiscal 2002 compared to a net income of $154,949 for fiscal 2001.

Liquidity and Capital Resources

At fiscal 2002 year end, the Company had negative working capital of $(2,449,880) consisting of current assets of $1,087,676 and current liabilities of $3,537,556. This represents a decrease in working capital of $685,032 from fiscal 2001 year end. Included in current liabilities is the construction loan on our new facility of $2,596,748, which we anticipate replacing in 2003 with a long-term mortgage loan. During fiscal 2002, the Company's operations used, rather than provided cash. During that time, the Company's operations used $415,284 compared to cash used by operations of $111,420 during the fiscal 2001. Management believes the decrease in cash flow is primarily attributable to two factors: (i) expenses associated with becoming a public company and (ii) expenses associated with the development of a bovine pregnancy test.

In order to facilitate the purchase of the land and construction of the new facility, our President, Roger Hurst, loaned us $954,260 and we made promissory notes to Mr. Hurst payable with interest at 8% per annum on various dates through May 5, 2005. We may prepay the note at any time without penalty. We also have a $36,000 line of credit with a bank, of which $33,072 was outstanding at December 31, 2002. Since fiscal year end 2002, we obtained an additional $250,000 revolving line of credit with a bank, of which $101,280 is outstanding.

We also borrowed $500,000 from a shareholder, of which $150,000 was used by the Company for general corporate purposes. The balance of $350,000 has been placed in an account and pledged to, the bank which is our construction lender. We made a convertible promissory note to the shareholder for $500,000, plus interest at 6% payable on July 5, 2003 and issued to him warrants to purchase up to 275,000 shares of our common stock at $1.50 per share. Our construction lender also required a guarantee of $200,000 of the construction loan which we obtained from another shareholder, Cambridge Holdings, Ltd. We issued Cambridge warrants to purchase up to 100,000 shares of our common stock at $1.50 per share in exchange for the guaranty and made a promissory note to cover any funds used by Cambridge in connection with the guaranty.

In connection with an equipment lease, we issued a note payable to Colorado Business Leasing, of which $77,941 was outstanding at December 31, 2002. The note is payable with interest at 10.75% per annum, in monthly installments of $9,053, and matures on October 1, 2003.

The Company's focus during 2002 has been the continued testing and preparation for marketing of a new bovine pregnancy test, for use by dairy and cow/calf operators. On March 29, 2003, we entered into a distribution agreement with Merial Limited.

Recent Accounting Pronouncements

Goodwill, arising from the initial formation of the Company represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit's assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit's goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense.

The Company adopted SFAS No. 142 on January 1, 2002 and completed the first step of the transitional goodwill impairment test as required under the statement. It was determined that the Company has one reporting unit. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company also performed a goodwill impairment test in the fourth quarter of 2002 and determined that there was no goodwill impairment as of that test date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company's business environment.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact to its financial statements.

ITEM 7. FINANCIAL STATEMENTS


                                  ASPENBIO, INC
                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2001

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----

Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.         F-1

Report of prior independent auditor - Larry O'Donnell, CPA, P.C.        F-2

Financial statements:

   Balance sheet                                                        F-3

   Statements of operations                                             F-4

   Statements of shareholders' equity                                   F-5

   Statements of cash flows                                           F-6 - F-7

   Notes to financial statements                                      F-8 - F-18

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
AspenBio, Inc.
Castle Rock, Colorado

We have audited the accompanying balance sheet of AspenBio, Inc. (the "Company") as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of AspenBio, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the Company has restated its previously issued financial statements for the year ended December 31, 2001, resulting in an increase in the net income and basic and diluted net income per common share outstanding of $53,765 and $.01, respectively. The Company also increased the balance of the opening accumulated deficit as of January 1, 2001 by approximately $19,100.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted the provision of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


/s/ Gelfond Hochstadt Pangburn, P.C.
------------------------------------
Gelfond Hochstadt Pangburn, P.C.
Denver, Colorado
March 29, 2003

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
AspenBio, Inc.
Castle Rock, Colorado

I have audited the accompanying statements of operations, stockholders' equity and cash flows of AspenBio for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AspenBio, Inc. for the year ended December 31, 2001 ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the Company has restated its previously issued financial statements for the year ended December 31, 2001, resulting in an increase in net income and basic and diluted net income per common share outstanding of $53,765 and $.01, respectively. The Company also increased the balance of the opening accumulated deficit as of January 1, 2001 by approximately $19,100.


/s/ Larry O'Donnell, CPA, P.C.
------------------------------
Larry O'Donnell, CPA, P.C.
Aurora, CO
February 4, 2002, except for Note 11
which is as of March 29, 2003

                                 AspenBio, Inc.
                                  Balance Sheet
                                December 31, 2002

                                     ASSETS

Current assets:
     Cash                                                          $    131,780
     Accounts receivable, net                                            94,437
     Inventories (Note 2)                                               511,459
     Restricted cash (Note 6)                                           350,000
                                                                   ------------
         Total current assets                                         1,087,676
                                                                   ------------

Property and equipment, net (Note 3)                                  3,184,798
                                                                   ------------
Other assets:
     Goodwill, net (Note 4)                                             387,239
     Intangible assets, net (Note 5)                                    161,366
                                                                   ------------
         Total other assets                                             548,605
                                                                   ------------
         Total assets                                              $  4,821,079
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable (Note 6):
         Related party, current portion                            $    564,000
         Other                                                        2,707,761
     Accounts payable and accrued expenses                              265,795
                                                                   ------------
         Total current liabilities                                    3,537,556
                                                                   ------------

Notes payable, related party, net of current portion (Note 6)           842,256
Other liabilities                                                        37,112
                                                                   ------------
                                                                        879,368
                                                                   ------------
         Total liabilities                                            4,416,924
                                                                   ------------

Commitments and contingencies (Note 7 and 10)

Shareholders' equity (Note 9):
     Common stock, no par value, 15,000,000 shares
       authorized; 9,300,000 shares issued and outstanding            1,555,770
     Accumulated deficit                                             (1,151,615)
                                                                     ----------
         Total shareholders' equity                                     404,155
                                                                   ------------
         Total liabilities and shareholders' equity                $  4,821,079
                                                                   ============


                        See notes to financial statements

                                 AspenBio, Inc.
                            Statements of Operations
                     Years ended December 31, 2002 and 2001

                                                             2002               2001
                                                         --------------     --------------
                                                                            (as restated)
Sales                                                    $      745,427     $    1,123,269
Cost of sales                                                   662,817            258,323
                                                         --------------     --------------
          Gross profit                                           82,610            864,946
                                                         --------------     --------------

Operating expenses:
     Selling, general and administrative                        387,202            262,200
     Research and development                                   622,460            351,983
                                                         --------------     --------------
          Total operating expenses                            1,009,662            614,183
                                                         --------------     --------------

          Operating (loss) income                              (927,052)           250,763
                                                         --------------     --------------

Other (expense) income :
     Interest income                                              7,522
     Interest expense                                          (134,411)           (84,814)
     Expenses incurred with registration statement             (175,608)
                                                         ---------------    --------------
          Total other (expense) income                         (302,497)           (84,814)
                                                         --------------     --------------

(Loss) income before income tax benefit (expense)            (1,229,549)           165,949
                                                         --------------     --------------

Income tax benefit (expense) (Note 8)                             5,298            (11,000)
                                                         --------------     --------------

     Net (loss) income                                   $   (1,224,251)    $      154,949
                                                         ==============     ==============

Basic and diluted (loss) earnings per share              $         (.13)    $          .02
                                                         ==============     ==============

Basic and diluted weighted average shares outstanding         9,204,110          7,964,749
                                                         ==============     ==============

PROFORMA INFORMATION ASSUMING THE COMPANY HAD
    BEEN TAXED AS A REGULAR CORPORATION IN 2001:

Income before income taxes                                                  $      165,949
Income taxes                                                                        59,700
                                                                            --------------

Net income                                                                  $      106,249
                                                                            ==============

Basic and diluted earnings per share                                        $          .01
                                                                            ==============

                        See notes to financial statements

                                 AspenBio, Inc.
                       Statements of Shareholders' Equity
                     Years ended December 31, 2002 and 2001

                                                                                                       Retained
                                                         Common Stock                Deferred          earnings
                                                  ------------------------           consulting       (accumulated
                                                   Shares         Amount              cost             deficit)           Total
                                                  ---------     ----------         ------------      ------------     -----------
Balance, December 31, 2000                        5,432,798     $  500,000                           $    (63,232)    $   436,768
Adjustment, see Note 11                                                                                   (19,081)        (19,081)
                                                  ---------     ----------         ------------      ------------     -----------

Balance, December 31, 2000,
     as restated                                  5,432,798        500,000                                (82,313)        417,687

Issuance of common stock
     for compensation                             2,284,244        137,055                                                137,055

Issuance of common stock for cash                   582,958        280,874                                                280,874

Issuance of common stock for cash and
     warrants                                       500,000        300,000                                                300,000

Warrants issued for consulting services,
     as restated                                                    43,840         $    (43,840)                                -

Amortization of deferred consulting
     cost, as restated                                                                   10,960                            10,960

Net income, as restated                                                                                   154,949         154,949
                                                  ---------     ----------         ------------      ------------     -----------

Balance, December 31, 2001,
     as restated                                  8,800,000      1,261,769              (32,880)           72,636       1,301,525

Issuance of common stock for cash                   500,000        300,000                                                300,000

Dividends                                                          (48,999)                                               (48,999)

Warrants issued for guarantee of
     note payable                                                   11,000                                                 11,000

Warrants issued as discount on note payable                         32,000                                                 32,000

Amortization of deferred consulting cost                                                 32,880                            32,880

Net loss                                                                                               (1,224,251)     (1,224,251)
                                                  ---------     ----------         ------------      ------------     -----------

Balance, December 31, 2002                        9,300,000     $1,555,770         $          0      $ (1,151,615)    $   404,155
                                                  =========     ==========         ============      ============     ============

                        See notes to financial statements

                                 AspenBio, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 2002 and 2001

                                                               2002              2001
                                                            ----------      ------------
                                                                            (as restated)
Cash flows from operating activities
     Net (loss) income                                      $(1,224,251)       $154,949
     Adjustments to reconcile net (loss) income  to
         net cash used by operating activities
              Depreciation and amortization                    121,413          103,196
              Stock issued for compensation                                     137,055
              Amortization of deferred consulting cost          32,880           10,960
              Amortization of discount of note payable          16,000
              Change in provision for doubtful accounts          1,600
         (Increase) decrease in:
              Accounts receivable                              135,392         (190,664)
              Inventories                                      120,302         (259,401)
              Prepaid expenses                                 108,902          (33,320)
              Other assets                                      22,500
         Increase (decrease) in:
              Accounts payable and accrued liabilities         249,978          (45,195)
              Accrued income taxes                                               11,000
                                                            ----------         --------

     Net cash used by operating activities                    (415,284)        (111,420)
                                                            ----------         --------

Cash flows from investing activities
     Purchases of property and equipment                      (487,439)         (33,758)
     Purchases of intangible assets                           (119,091)         (37,842)
                                                            ----------         --------

     Net cash used by investing activities                    (606,530)         (71,600)
                                                            ----------         --------

Cash flows from financing activities
     Proceeds from the issuance of notes payable
         and warrants                                        1,191,442
     Repayment of notes payable                               (362,614)         (81,677)
     Increase in restricted cash                              (350,000)
     Proceeds from issuance of common stock                    300,000          580,872
     Payment of dividends                                      (48,999)
                                                            ----------         --------

Net cash provided by financing activities                      729,829          499,195
                                                            ----------         --------

                                    Continued

                                 AspenBio, Inc.
                      Statements of Cash Flows (Continued)
                     Years ended December 31, 2002 and 2001

                                                               2002              2001
                                                            ----------      ------------
                                                                            (as restated)

Net increase (decrease) in cash                               (291,985)         316,175
                                                            ----------         --------

Cash at beginning of year                                      423,765          107,590
                                                            ----------         --------

Cash at end of year                                         $  131,780         $423,765
                                                            ==========         ========

Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest                                           $   97,000         $ 51,360
         Income taxes                                            5,000                -

Schedule of non-cash investing and financing transactions

Warrants granted for consulting services                                       $ 43,840
Warrants issued for guarantee of note payable               $    11,000
Construction in progress financed by construction loan        2,596,748

                        See notes to financial statements

                                 AspenBio, Inc.
                     Years ended December 31, 2002 and 2001
                          Notes to financial statements

1. Organization, management's plans and summary of significant accounting policies:

     Nature of operations:

     AspenBio, Inc. (the "Company" or "AspenBio") was organized on July 24, 2000, and, on August 7, 2000 purchased the assets and liabilities of Vitro Diagnostic, Inc. The president and a shareholder of AspenBio was also the president and a shareholder of Vitro Diagnostic, Inc.

     AspenBio is a biotechnology company that is a purifier of human and animal antigens, and manufactures over 30 products. The antigens are used as standards and controls in diagnostic test kits, antibody purification and in research projects. The research and development activities of the Company are primarily performed internally on new product technology.

     Products being developed are currently projected for use in the diagnosis and treatment of animals. A new product, which has been developed, is an antigen pregnancy test for dairy cows.

     Management's plans:

     The Company reported a net loss of $1,224,251 in 2002 and net income of $154,949 in 2001. At December 31, 2002, the Company has a working capital deficit of $2,449,880. Management believes that the Company's on-going and long-term cash availability is sufficient to support operations for the next 12 months. Management's plans include the following:

          a. In March 2003, the Company entered into a global development and distribution agreement with an outside-third party to market the Company's bovine pregnancy test (Note 10). Upon execution of the agreement the Company received $200,000. Although there is no certainty that the conditions as stated in the agreement will occur, management fully expects to meet the milestones as defined in the agreement and receive additional development payments of up to $1,700,000 during 2003.

          b. The Company is currently negotiating with a bank to convert the construction loan of $2,596,748 at December 31, 2002 to a long-term mortgage loan during 2003.

          c. In February 2003, the Company entered into a $250,000 revolving line of credit (Note 10).

          d. The Company is currently evaluating private or public stock issuance possibilities although there is no assurance that these activities will be successful.

     Revenue recognition and accounts receivable:

     The Company recognizes revenue when product is delivered. The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company sells primarily throughout North America. At December 31, 2002, three customers in aggregate accounted for approximately 67% of total accounts receivable. For the year ended December 31, 2002, one customer accounted for 48% of total net sales, and for the year ended December 31, 2001 three customers accounted for 39%, 13% and 11% of total net sales.

     Accounts receivable are stated net of an allowance for doubtful accounts of approximately $1,600 at December 31, 2002.

     Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company purchases substantially all of its raw materials from one supplier, for which management believes that there are other suppliers that could generally provide similar merchandise under substantially equivalent terms.

     Property and equipment:

     Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement, and have been fully amortized as of December 31, 2002.

     Goodwill and other intangible assets:

     Goodwill, arising from the initial formation of the Company represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit's assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit's goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense.

     The Company adopted SFAS No. 142 on January 1, 2002 and completed the first step of the transitional goodwill impairment test as required under the statement. It was determined that the Company has one reporting unit. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company also performed a goodwill impairment test in the fourth quarter of 2002 and determined that there was no goodwill impairment as of that test date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company's business environment.

     Impairment of long-lived assets:

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact to its financial statements.

     Shipping and handling fees and costs:

     The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred by the Company in cost of sales.

     Research and development:

     Research and development costs are charged to expense as incurred.

     Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates.


     Fair value of financial instruments:

     The fair value of the notes payable, related party, is not practicable to estimate, due to the related party nature of the underlying transactions. The carrying amounts of the Company's other financial instruments approximate fair value because of their variable interest rates and short maturities. The fair value of the letter of credit approximates the fees paid to obtain the instrument.

     Much of the information used to determine fair values is highly subjective and judgmental in nature and, therefore the results may not be precise. In addition, estimates of cash flows, risk characteristics, credit quality and interest rates are all subject to change. Since the fair values are estimated as of the balance sheet date, the amounts, which will actually be realized or paid upon settlement or maturity of the various instruments, could be significantly different.

     Income taxes

     At inception, the Company, with the consent of its shareholders, elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been provided from inception to August 1, 2001. On August 1, 2001, the Company revoked its S corporation election.

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

     Stock-based compensation:

     SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosures of net income as if the fair value based method of accounting for stock-based compensation, as prescribed by SFAS No. 123, had been applied. Options issued to non-employees or directors for services are accounted for in accordance with SFAS No. 123.

     Income (loss) per share:

     Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. The dilutive effect of options and warrants was not sufficient to change the basic amounts per share disclosed in the year ended December 31, 2001 and in 2002 the options and warrants are anti-dilutive.

     Comprehensive income:

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income, which includes certain items not reported in the statement of income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended December 31, 2002 and 2001, the Company did not have any components of comprehensive income to report.

     Recently issued accounting pronouncements:

     In June 2001, the Financial Accounting Standards Boards (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently addressing the impact, if any, that SFAS No. 143 may have on the financial condition or results of operations of the Company.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guaranty. Under prior accounting principles, a guarantee would not have been recognized  as a  liability  until  a  loss  was  probable  and  reasonably estimable. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently addressing the impact, if any, Interpretation No. 45 may have on the financial condition or results of operations of the Company.

     Reclassifications:

     Certain amounts reported in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.   Inventories:

     Inventories consist of the following at December 31, 2002:

         Raw materials                  $ 157,375
         Finished goods                   348,234
         Goods in process                   5,850
                                        ---------
                                        $ 511,459
                                        =========


3.   Property and equipment:

         Property and equipment consist of the following at December 31, 2002:

         Construction in progress       $2,949,960
         Laboratory equipment              335,144
         Office equipment                   60,966
         Leasehold improvements             27,645
                                        ----------
                                         3,373,715
         Less accumulated depreciation
              and amortization             188,917
                                        ----------
                                        $3,184,798
                                        ==========
4.   Goodwill

     Goodwill at December 31, 2002 is $387,239, which is deductible for tax purposes. As a result of the adoption of SFAS No. 142, there was no goodwill amortization expense recorded for the year ended December 31, 2002. Amortization expense and net income of the Company for the year of initial application and prior year follows:

                                                        2002            2001
                                                      -----------    ----------
                                                                   (as restated)

        Reported net (loss) income                    $(1,224,251)   $  154,949
        Add back goodwill amortization                                   60,712
                                                      -----------    ----------
        Adjusted net (loss) income                    $(1,224,251)   $  215,661
                                                      ===========    ==========

        Basic and diluted (loss) earnings per share:
        Reported net (loss) income                    $     (.13)    $      .02
        Add back goodwill amortization                                      .01
                                                      -----------    ----------
        Adjusted net (loss) income per share- basic
             and diluted                              $     (.13)    $      .03
                                                       ==========     ==========

5.   Intangible and other assets:

         Intangible and other assets consist of the following at December 31, 2002:

         Patent and trademark applications $ 126,934
         Deferred loan costs                  40,013
         Other                                14,425
                                           ---------
                                             181,372
         Less accumulated amortization        20,006
                                           ---------
                                           $ 161,366
                                           =========

     The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life. Loan costs are being amortized over the one year term of the related loan using the straight-line method.

6.   Notes payable:

     Notes payable consists of the following at December 31, 2002:


     Line of credit, interest at
       bank's daily periodic rate
       (16.75% at December 31, 2002)                         $   33,072

     Construction loan (maximum draw $3,250,000), interest
       at the Wall Street Journal
       prime rate plus 1% with a
       floor of 6%, due July 1, 2003;
       collateralized by first deed
       of trust on building and
       $350,000 restricted cash;
       guaranteed by a shareholder                            2,596,748

     Note  payable, interest at 10.75%,
       payable  in monthly  installments,
       including  interest, of $9,053,
       due October 2003,  collateralized
       by specific  equipment,  guaranteed
       by the president of the Company and
       the president's spouse                                    77,941

     Note payable, shareholder;  interest
       at 8%, $80,000 due December 31, 2003,
       $50,000 due April 15, 2004, final
       principal and interest due
       April 15, 2005; unsecured                                267,501

     Note payable, shareholder;
       interest at 8%, due April
       15, 2005; unsecured                                       29,755

Note payable, shareholder; $500,000
  note payable, net of $16,000
  unamortized discount,  interest
  at 6%, effective interest rate
  at 12%, principal
  and interest due July 6,
  2003 convertible to common stock                              484,000


Note payable, shareholder; interest
  at 8%, principal and interest due
  May 5, 2004; unsecured                                        625,000
                                                             ----------

                                                              4,114,017
     Less current maturities                                  3,271,761
                                                             ----------

                                                             $  842,256
                                                             ==========


     In connection with the construction loan, the Company was required to obtain a $395,593 letter of credit naming the Town of Castle Rock Public
     Works Department as the beneficiary. The letter of credit serves as a performance bond on the construction of the building. At December 31, 2002, no amounts were outstanding under this letter of credit.

     During the year ended December 31, 2002, total interest expense on this loan of $21,431 was capitalized to construction in progress.

     Minimum annual principal payments due on outstanding debt are as follows:

         Year ending December 31,
         ------------------------
                   2003                              $     3,271,761
                   2004                                      675,000
                   2005                                      167,256
                                                     ---------------

                   Total                             $     4,114,017
                                                     ===============

     During the years ended December 31, 2002 and 2001, interest expense of approximately $66,700 and $34,700, respectively, was incurred on notes payable to shareholders. At December 31, 2002, accrued interest expense, shareholders is approximately $52,000.

7.   Commitments and contingencies:

     Development and license agreements:

     The Company entered into three separate agreements under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell newer developed products. Under the agreements, the Company is obligated to make quarterly royalty payments and milestone payments, as defined, based on a percentage of sales of the products through the fourth year of commercial sales. For two of the agreements, for the years ended December 31, 2002 and 2001, there were no such commercial sales. Under one of the agreements, the Company paid the annual minimum royalty of $25,000, which is to be credited against future earned royalties.

     In addition, under one of the agreements, the Company is to fund research over a two-year period. Total research payments of $70,000 were expensed as research and development expense for the year ended December 31, 2002. An additional $70,000 is payable in 2003.

     The agreements may be terminated by the Company with 30 days notice and without future obligations.

8.   Income taxes:

     Income taxes at the federal statutory rate are reconciled to the Company's actual income taxes as follows:


                                                    2002          2001
                                                  --------      --------
                                                              (as restated)

     Federal income tax (benefit) expense  at
        statutory rate                           $(418,000)     $ 56,400
     State income tax net of federal tax effect    (24,600)        3,300
     Permanent items                               (21,000)      (19,300)
     Effect of graduated rates                                   (10,000)
     Effect of S Corporation election                            (19,400)
     Valuation allowance                           463,600
                                                  --------      --------
                                                  $      -      $ 11,000
                                                  ========      ========

     As of December 31, 2002 the Company has net operating loss carryforwards of approximately $1,320,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring in December 2022. A valuation allowance was recorded at December 31, 2002 due to the uncertainty of realization of deferred tax assets in the future.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

     Current deferred tax assets (liabilities):
     Net operating loss carryforwards                   $    475,200
     Research and development tax credit carryforward         62,300
     Accounts receivable, due to allowance                       600
     Goodwill                                                (10,800)
                                                        ------------
     Deferred tax asset                                      527,300
     Valuation allowance                                    (527,300)
                                                        ------------
     Net current deferred tax asset                     $          -
                                                        ============

9.   Shareholders' equity:

     Stock options:

     In 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for the benefit of certain employees and consultants. The Company has reserved 900,000 shares of its common stock for options which may be issued under the plan. The Plan is administered by an option committee. The exercise prices of the options are determined by the option committee and are established at the fair value of the Company's common stock at the date of grant. The option committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed 10 years.

     During 2002, the Company granted options to purchase 250,000 shares at $1.25 per share to certain key employees. The options vest 25% per year over four years and expire in 2012. Of the 250,000 options granted in 2002, 200,000 were forfeited during 2002. At the dates of the grants, the exercise prices of the options were equal to the estimated fair value of the Company's common stock, as determined by management. Therefore, no compensation expense has been recorded for the options granted.

     Prior to the establishment of the 2002 Stock Incentive Plan, on August 1, 2001, the Board of Directors granted options to two directors to acquire 200,000 shares of common stock for $1 per share. The options were fully vested on December 31, 2001 and expire August 1, 2006.

     A summary of the status of the Company's stock options as of December 31, 2002 and 2001, and changes during the years then ended, is presented below:

                                              2002                  2001
                                        ------------------    ------------------
                                                 Weighted               Weighted
                                                 Average                Average
                                                 Exercise               Exercise
                                        Shares    Price       Shares     Price
                                        ------    -----       ------     -----

     Outstanding, beginning of year     200,000  $ 1.00             -
                                                 ======
     Granted                            250,000  $ 1.25       200,000   $ 1.00
                                                 ======                 ======
     Exercised
     Forfeited                          200,000  $ 1.25
                                        -------  ======
     Outstanding, end of year           250,000  $ 1.05       200,000    $1.00
                                        =======  ======       =======    =====
     Options exercisable end of year    200,000  $ 1.00       200,000    $1.00
                                        =======  ======       =======    =====

     Compensation expense for the year ended December 31, 2002, as computed under the fair value based method , consistent with the guidance of SFAS No. 123, was not material.

     If the Company had elected to recognize compensation expense based upon the fair value of the options at the date of grant for awards granted in 2001 the Company's net income and earnings per share would have approximated the pro forma amounts below:


                                                        2001
                                                    -------------
                                                    (as restated)
     Net income:
     As reported                                     $  154,949
     Pro forma net income                            $  121,020

     Earnings per share:
     As reported                                     $      .02
     Pro forma net income                            $      .02

     The weighted-average fair value of the options granted in 2002 and 2001 are estimated on the date of grant using the Black-Scholes option pricing model as follows:

                                                   2002               2001
                                                   ----               ----
     Assumptions:
     Risk-free interest rate                        2.65%             3.7%
     Expected life in years                         5                 5
     Expected volatility                            172%              5%
     Dividend yield                                 0%                0%

     Common stock purchase warrants:

     In 2002 the Company issued a total of 375,000 warrants. The warrants entitled the holders to exercise their warrants and purchase common stock for a $1.50 per share at any time through July 2003. The warrants contain a cashless exercise option whereby the holders can receive a reduced number of shares of stock upon exercise of the warrant in lieu of payment of the exercise price.

     On December 28, 2001, the Company entered into an agreement to sell 1,000,000 shares of common stock and 830,000 warrants to purchase common stock at $1.00 per share for total consideration of $600,000 and a consulting contract. The Company has allocated 330,000 warrants to the consulting contract. Upon signing the agreement, the Company received $300,000. Upon completion of specified conditions, the remaining $300,000 was received by the Company in March 2002. The Company assigned $43,840 of the proceeds to the consulting contract, which was completed in 2002. The warrants are currently exercisable and expire in January 2007.

10.  Subsequent events:

     Revolving line of credit:

     In February 2003, the Company entered into a one-year $250,000 revolving line of credit agreement with interest at the New York prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company.

     Global Development and Distribution Agreement:

     In March 2003, the Company entered into a global development and distribution agreement with an outside third-party. The agreement provides the third party with exclusive rights to market and distribute the Company's new, patent-pending diagnostic blood test. The test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. AspenBio is currently in the final phase of product development and expects to complete a large-scale field trial to validate the accuracy and reliability of the pregnancy test in U.S. dairy herds in July 2003.

11.  Restatements:

     In 2002, based upon an evaluation of its finished goods inventory, the Company made a determination that labor and overhead had been excluded from the price of finished goods in prior periods. As reported in the Company's 2001 financial statements, the Company disclosed that in its acquisition of the assets and liabilities from Vitro Diagnostics, Inc. in August 2000, the Company acquired inventory at a value of $140,315. Based on management's further analysis and evaluation, it was determined that the acquired inventory was understated by $194,883, and that goodwill was overstated by an equal amount. In addition, the Company became aware of certain inventory items that were valued incorrectly at December 31, 2001. Management has determined that these inventory items were overstated by approximately $47,500. Finally, in 2001, the Company granted warrants for consulting services performed during the period from October 2001 through March 2002. As a result, for the year ended December 31, 2001, the Company has recorded consulting expense of approximately $11,000 associated with these warrants.

     The Company has restated its previously issued financial statements for the year ended December 31, 2001, resulting in an increase in the net income and basic and diluted net income per common share outstanding of $53,765 and $.01, respectively. The Company also increased the balance of the opening retained earnings accumulated deficit as of January 1, 2001 by approximately $19,100, resulting from the allocation of labor and overhead discussed above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 20, 2002, we dismissed Larry O'Donnell, CPA, P.C. ("O'Donnell") as our principal accountant. The decision to change accountants was approved by our Board of Directors.

The Reports of O'Donnell on our financial statements for either of the past two fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or account principles.

We do not believe there were disagreements with O'Donnell for the years ended December 31, 2000 and 2001 and for interim periods through December 20, 2002 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of O'Donnell would have caused O'Donnell to make reference to the subject matter of the disagreement in connection with its reports.

We have provided a copy of our Report on Form 8-KA to O'Donnell and requested that O'Donnell furnish a letter addressed to the Commission stating whether O'Donnell agrees with the statements made by us and, if not, stating the respects in which it does not agree. A letter from O'Donnell was included as
Exhibit 16.1 to our Report on Form 8-KA, stating its agreement with the statements made by us in that Report.

On December 20, 2002, we engaged Gelfond Hochstadt Pangburn, P.C. ("GHP") as our certifying accountants to audit our financial statements for the fiscal year ending December 31, 2002. During our two most recent fiscal years and the interim period prior to our agreement to engage GHP as our principal accountants, neither we nor anyone on our behalf has consulted GHP on either (i) the application of accounting principles to any transaction (completed or proposed) or (ii) the type of audit report that might be rendered on our financial statements, or (iii) any matter that was either the subject of a disagreement or reportable event as such terms are defined in Item 304 of Regulation S-B.

We have delivered a copy of the Report on Form 8-KA to GHP and requested GHP to furnish us with a letter addressed to the Commission stating whether GHP agrees with the statements made by us, and, if not, stating the respects in which it does not agree. A letter from GHP was included as Exhibit 16.2 to the Report on Form S-8K, stating GHP's agreement with the statements made by us in this Report.

                                    PART III
                                    --------


     Information concerning matters in Items 9, 10, 11 and 12 is being incorporated by reference into a definitive proxy statement, which is expected to be filed within 120 days after the close of our fiscal year.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT
  NO.                        DESCRIPTION
-----------------------------------------------------------------------------
  3.1      Articles of Incorporation of the Registrant filed
           July 24, 2000
-----------------------------------------------------------------------------
  3.1.1 Articles of Amendment to the Articles of Incorporation of the Registrant filed December 26, 2001
-----------------------------------------------------------------------------
    3.2    Bylaws of the Registrant
-----------------------------------------------------------------------------
  4.1(a)   Specimen Certificate of Common Stock
-----------------------------------------------------------------------------
    (b)    Specimen Warrant and Agreement to Amend Warrants
-----------------------------------------------------------------------------
   10.1    Agreement for Purchase of Assets and Assumption of
           Liabilities by and among Vitro Diagnostics, Inc.,
           Erik Van Horne, James Musick, AspenBio, and Roger Hurst,
           dated August 7, 2000
-----------------------------------------------------------------------------
 10.2(a)   Securities  Purchase  Agreement,  dated  December  28,  2001, between AspenBio and Cambridge Holdings, Ltd.
-----------------------------------------------------------------------------
 10.3      Investor Rights Agreement, dated December 28, 2001, between
           AspenBio and Cambridge Holdings, Ltd.
-----------------------------------------------------------------------------
 10.4(a)   Consulting  Agreement,   dated  December  28,  2001,  between
           AspenBio and Cambridge Holdings, Ltd.
-----------------------------------------------------------------------------
 (b)       Letter, dated March 14, 2002, confirming  performance and
           termination of the Consulting Agreement
-----------------------------------------------------------------------------
 10.5      Shareholders Agreement, dated December 28, 2001, among
           AspenBio, Cambridge Holdings and Roger Hurst
-----------------------------------------------------------------------------
 10.6      Amended Investor Rights Declaration dated December 28, 2001, between AspenBio and Shareholders of AspenBio
-----------------------------------------------------------------------------
 10.7      2002 Stock Incentive Plan
-----------------------------------------------------------------------------
 10.8 Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming**
-----------------------------------------------------------------------------
 10.9      License  Agreement for  Determination of Pregnancy Status
           of Ungulates,  dated September 25, 2001, between AspenBio
           and the Idaho Research Foundation Inc.
-----------------------------------------------------------------------------
 10.10 Promissory Note, dated August 7, 2000, made by AspenBio to Roger D. Hurst and Amended and Restated Promissory Note, dated April 1, 2002
-----------------------------------------------------------------------------
 10.11     Promissory Note, dated April 1, 2002 made by AspenBio to Roger D.
           Hurst.
-----------------------------------------------------------------------------
 10.12 Promissory Note, dated November 1, 2000, made by AspenBio to Colorado Business Leasing
-----------------------------------------------------------------------------
 10.13 Stock Option Agreement, dated August 21, 2001, between AspenBio and Gail Schoettler
-----------------------------------------------------------------------------
 10.14 Stock Option Agreement, dated August 21, 2001, between AspenBio and Bruce Deal
-----------------------------------------------------------------------------
 10.15     Promissory Note, dated May 6, 2002, made by AspenBio to Roger D.
           Hurst
--------------------------------------------------------------------------------
 10.16(a)  Contract to Buy and Sell Real Estate,  dated  January 29,
           2002,  between  Roger D. Hurst  and/or  assigns and Urban
           Group, LLC
------------------------------------------------------------------------------
      (b)  Agreement to Amend/Extend Contract, dated April 19, 2002
------------------------------------------------------------------------------
      (c)  Agreement to Amend/Extend Contract, dated May 23, 2002
------------------------------------------------------------------------------
 10.17 Loan Agreement to be made between FirstBank of Tech Center and AspenBio, Inc. regarding a construction loan in the principal amount of $3,250,000
------------------------------------------------------------------------------
10.18(a)   6/% Convertible  Promissory  Note, dated July 5, 2002, by
           AspenBio,  Inc.  to  Michael  S.  Smith in the  principal
           amount of $500,000
------------------------------------------------------------------------------
10.18(b)   Pledge Agreement,  dated July 5, 2002, by AspenBio,  Inc.
           to Michael S. Smith  regarding  account  for  $350,000 at
           FirstBank of Tech Center
------------------------------------------------------------------------------
10.18(c) Warrant, dated July 5, 2002, to purchase 275,000 shares of AspenBio, Inc. common stock issued to Michael Smith
------------------------------------------------------------------------------
10.18(d)   Investor  Rights  Agreement,  dated  July 5,  2002,  between
           Inc. and Michael S. Smith
------------------------------------------------------------------------------
10.19(a)   Promissory Note, dated July 5, 2002, by AspenBio, Inc. to
           Cambridge  Holdings,  Ltd.  in the  principal  amount  of
           $200,000
------------------------------------------------------------------------------
 10.19(b)  Warrant, dated July 5, 2002, to purchase 100,000 shares of
           AspenBio, Inc. common stock issued to Cambridge Holdings, Ltd.
------------------------------------------------------------------------------
 10.19(c)  Investor Rights  Agreement,  dated July 5, 2002,  between
           AspenBio, Inc. and Cambridge Holdings, Ltd.
------------------------------------------------------------------------------
 10.20 Agreement, dated February 26, 2002 and April 9, 2002 between AspenBio, Inc. and Urban Construction, Inc.
--------------------------------------------------------------------------------
 10.21 Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003*
--------------------------------------------------------------------------------
 16        Letter regarding change in certifying accountant
--------------------------------------------------------------------------------
99.1       Section 906 Certification**

*Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment. **Filed with this report.

All of the exhibits listed above that are not filed with this report were filed as exhibits with the registrant's Registration Statement on Form S-1 (file no. 333-86190), except for Exhibit 16, which was filed with the registrant's report on Form 8-K/A on January 10, 2003, and Exhibit 10.21, which was filed with the registrant's report on Form 8-K on April 7, 2003. All of these exhibits are incorporated by reference into this Report.

ITEM 14. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to us to be filed in the annual report has been made known to them in a timely manner.

(b)  Changes in Internal Controls

There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                   SIGNATURES


     In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 14, 2003 by the undersigned thereto.


                           ASPENBIO, INC.



                           /s/ Roger D. Hurst
                           --------------------------------------------------
                           Roger D. Hurst, President, Chief Executive Officer


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.




                           /s/ Roger D. Hurst
                           -----------------------------------------------
                           Roger D. Hurst, President, Chief Executive
                           Officer, Chief Financial Officer and Director


                           /s/ Gregory Pusey
                           -----------------------------------------------
                           Gregory Pusey, Secretary and Director



                           /s/ Gail S. Schoettler
                           -----------------------------------------------
                           Gail S. Schoettler, Director

                                  CERTIFICATION


I, Roger Hurst, certify that:

     1)   I have reviewed this annual report on Form 10-KSB of AspenBio, Inc.;

     2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Dated: April 14, 2003                   /s/ Roger D. Hurst
                                             -----------------------------------
                                             Roger D. Hurst, Chief Executive
                                             Officer and Chief Financial Officer