Form 10KSB/A
period 2002-12-31
ASPENBIO INC
filed 2003-04-30
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

[x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ______ to ________


                           Commission File No. 0-50019
                                               -------


                                 ASPENBIO, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            COLORADO                                 84-155387
--------------------------------         ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

       1585 South Perry Street
       Castle Rock, Colorado                                             80104
 ---------------------------------------                              ----------
 (Address of principal executive offices)                             (Zip Code)


         Issuer's telephone number, including area code: (303) 794-2000
                                                         --------------


         Securities registered under Section 12 (b) of the Exchange Act:

                                                      Name of each Exchange
      Title of each Class                                on which Registered
      -------------------                                -------------------

            None                                                None

         Securities registered under Section 12 (g) of the Exchange Act:

                           No par value, common stock
                           --------------------------
                                (Title of Class)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ASPENBIO, INC.
                                              (Registrant)

Date:  April 30, 2003                        By:  /s/ Roger D. Hurst
                                                  ---------------------------
                                                  Roger D. Hurst
                                                  Chief Executive Officer
                                                  and Chief Financial Officer

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table lists members of our Board of Directors and our executive officers with the position held by each and their ages as of March 31, 2003. Directors may hold office until removed by resolution of our shareholders, or their resignation or death. Each executive officer's term of office continues until the first meeting of the Board of Directors following the annual meeting of shareholders and until the election and qualification of his successor. All officers serve at the discretion of the Board of Directors.

Name                    Age     Position
----                    ---     --------

Roger D. Hurst          52      President, Chief Executive Officer and Director

Gregory Pusey           50      Secretary and Director

Gail S. Schoettler      59      Director

     Roger D. Hurst, the founder of AspenBio, has served as President and Chief Executive Officer, and as a director, since our formation in July 2000. From 1988 to the sale of the antigen business from Vitro Diagnostics, Inc. to AspenBio, Mr. Hurst served as the President and Chief Executive Officer of the Vitro Diagnostics. Mr. Hurst retains approximately 13% of the outstanding common stock of Vitro. Mr. Hurst currently devotes his full business time to the Company and is not involved in the management of Vitro Diagnostics. Mr. Hurst holds a bachelor's degree from Nebraska Wesleyan University.

     Gregory Pusey is the President of Advanced Nutraceuticals, Inc., a publicly-held company engaged in manufacturing and marketing of pharmaceutical products and nutritional supplements. Mr. Pusey has been associated with Advanced Nutraceuticals, Inc. and its predecessors since 1997. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd., a publicly-held real estate development firm. He has also served as President of Livingston Capital, Ltd. since 1987 and President and the General Partner of Graystone Capital, Ltd. from 1987 to 1999, both venture capital firms. Mr. Pusey holds a B.S. degree in finance from Boston College. Mr. Pusey became a director of AspenBio in February 2002.

     Gail S. Schoettler served as a U.S. Ambassador from 1999 to 2000, Colorado Lt. Governor from 1995 to 1999, and Colorado State Treasurer from 1987 to 1995. She was a trustee of the Public Employees Retirement Association, Colorado's $27 billion pension fund, for eight years. Ambassador Schoettler was a founder and director of two banks and currently helps manage her family's ranching, vineyard and real estate businesses. She speaks internationally on politics and business and writes a column for The Denver Post. She is a trustee of several non-profit organizations and the recipient of the French Chevalier of the Legion of Honor, France's highest civilian award. Ambassador Schoettler is also a director of CancerVax and Fischer Imaging Corp. She earned her BA with honors in economics from Stanford University and her MA and PhD in history from the University of California at Santa Barbara. Ambassador Schoettler became a director of AspenBio in August 2001.

     Biographies of the following employees are included in this report as they are key personnel of our company.

     Dr. Mark Colgin, age 34, joined AspenBio in 2000 as our Director of Recombinant Technology. He held post-doctoral positions at Colorado State University from 1996 to 2000 where he was a National Institutes of Health post-doctoral fellow. His area of post-doctoral research included gene expression, neurvirology and gene delivery. Dr. Colgin is responsible for the development of our molecular biology and cell culture products. He holds a bachelor's degree in biochemistry and a Ph.D in molecular biology from the University of Wyoming.

     Cathy Landmann, age 49, has served as our Director of Laboratory Operations since our purchase of assets from Vitro Diagnostics in 2000. She worked at Vitro Diagnostics from 1992 until the sale and developed quality control protocols to aid in the development of the antigen product line. At AspenBio, she is responsible for quality control analysis of our products, management of our laboratory staff and quality assurance of the production facility. Ms. Landmann holds a B.S. degree in medical technology from the University of Florida.

     Diane Newman, age 31, is our Senior Production Scientist. She joined Vitro Diagnostics in 1996 and served there until she joined the Company when Vitro Diagnostics sold the antigen business to AspenBio. Ms. Newman has been instrumental in developing methods and processes for protein purification. Ms. Newman is our production manager and also works on new product development. She holds a bachelor's degree in biotechnology from the University of Nebraska in Omaha.

Director Compensation

     Our directors do not currently receive any cash compensation from us for their services as members of the Board of Directors. In August 2001, we issued options to each of Bruce F. Deal, a former director of the Company, and Gail S. Schoettler, to purchase 100,000 shares of our common stock at $1.00 per share during a five-year period.

Compliance with Section 16(a) of the Exchange Act

     Based solely on the Company's review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by the Company and written representations from these persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to those persons were complied with for the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     The following table shows, for the years 2000, 2001 and 2002, the compensation paid to the Chief Executive Officer and to each executive officer whose salary and bonuses for their services in all capacities in 2001, exceeded $100,000. During the year 2000, the compensation was received by these persons from AspenBio from August through December and from Vitro Diagnostics from January through July.

                                            SUMMARY COMPENSATION TABLE

                            Annual Compensation                                         Awards             Payouts
                            -------------------                                         ------             -------
                                                               Other Annual     Restricted                LTIP          All Other
          Name and            Fiscal     Salary                  Compen-          Stock        Options     Payouts       Compen-
     Principal Position         Year       ($)       Bonus        sation        Awards($)        (#)         ($)        sation ($)
     ------------------         ----       ---       -----        ------        ---------        ---         ---        ----------

Roger D. Hurst                  2002    72000                      -0-             -0-           -0-         -0-           -0-
President, Chief Executive      2001    64800                      -0-             -0-           -0-         -0-           -0-
Officer,  Secretary and         2000    57700                      -0-             -0-           -0-         -0-           -0-
Director

No stock option grant table or year-end option table is included in this report because none of our executive officers holds any options to purchase our common stock.

2002 Stock Incentive Plan

     In April 2002, we adopted our 2002 Stock Incentive Plan. The purpose of the plan is to promote our interests and the interests of our shareholders by providing participants a significant stake in our performance and providing an opportunity for the participants to increase their holdings of our common stock. The plan is administered by the Option Committee, which consists of the Board or a committee of the Board, as the Board may from time to time designate, composed of not less than two members of the Board, each of whom shall be a director who is not employed by us. The Option Committee has the authority to select employees and consultants (which may include directors) to receive awards, to determine the number of shares of common stock covered by awards and to set the terms and conditions of awards. The plan authorizes the grant of options to purchase up to 900,000 shares of our common stock. We currently have outstanding options to purchase 50,000 shares. The options are exercisable in annual installments of one third each at $1.25 per share for a term of ten years. In addition to stock options, we may also offer a participant a right to purchase shares of common stock subject to such restrictions and conditions as the Option Committee may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No common stock has been issued pursuant to the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows information as of March 31, 2003, concerning the beneficial ownership of AspenBio common stock by each of AspenBio's directors, each executive officer of AspenBio listed in the Summary Compensation Table, and all directors and executive officers of AspenBio as a group and each other person known by AspenBio to be the beneficial owner of more than 5% of AspenBio's common stock.

     The ownership percentages listed on the table are based on 9,300,000 shares of AspenBio common stock outstanding as of March 31, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. A person generally is deemed to be the beneficial owner of shares over which he has either voting or investment power. Shares underlying options that are currently exercisable, or that will become exercisable within 60 days, are deemed to be beneficially owned by the person holding the options, and are deemed to be outstanding for the purpose of computing the beneficial ownership percentage of that person, but are not considered to be outstanding for the purpose of computing the ownership percentage of any other person.

     Except as otherwise noted, the persons in the group identified in the table have sole voting and sole investment power with respect to all the shares of AspenBio common stock shown as beneficially owned by them.

        Name and Address                  Number of Shares       Percent
        ----------------                  ----------------       -------
Cambridge Holdings, Ltd. (1)                   933,704             9.6%
106 S. University, No. 14
Denver, CO  80209

Mark Colgin                                    514,000             5.5%
1585 South Perry Street
Castle Rock, Colorado  80104

Roger D. Hurst                               4,246,757            45.7%
1585 South Perry Street
Castle Rock, Colorado  80104

Cathy Landmann (2)                           1,085,060            11.7%
1585 South Perry Street
Castle Rock, Colorado  80104

Diane Newman                                   514,000             5.5%
1585 South Perry Street
Castle Rock, Colorado  80104

        Name and Address                  Number of Shares       Percent
        ----------------                  ----------------       -------

Gregory Pusey(3)                             1,062,061            10.7%
106 S. University, No. 14
Denver, CO  80209

Kilyn Roth                                     514,000             5.5%
1585 South Perry Street
Castle Rock, Colorado  80104

Gail S. Schoettler(4)                          115,000             1.2%
11855 East Daley Circle
Parker, CO  80134

All Officers and Directors as a Group        5,423,818           54.9 %
(3 persons)

---------------

(1)  Includes warrants to purchase 430,000 shares.

(2) Includes 542,530 shares held in a trust (the MCL Trust) in which Ms. Landmann and her husband are the beneficial owners.

(3) Includes 85,802 shares held by his wife and their children. Mr. Pusey disclaims beneficial ownership of these shares. Also includes warrants to purchase 150,000 shares held by Mr. Pusey and 503,704 shares and warrants to purchase 430,000 shares held by Cambridge. Mr. Pusey is President, a director and principal shareholder of Cambridge.

(4)  Includes options to purchase 100,000 shares.

ITEM 12. CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS

     We were organized in July 2000 to purchase the antigen business from Vitro Diagnostics, Inc. The initial capital to complete this purchase and for the startup for our operations was provided primarily by our President and principal shareholder, Roger D. Hurst. Mr. Hurst received 4,861,737 shares of our common stock in consideration of a cash contribution of $470,000. Mr. Hurst received a promissory note for the $400,000 loaned by him to us. On April 1, 2002, we made an Amended and Restated Promissory Note to Mr. Hurst in the amount of $267,501, payable with interest of 8% per annum, in installments, with all amounts due on April 30, 2005. We may prepay the note at any time without penalty. Mr. Hurst is the holder of approximately 13% of the outstanding common stock of Vitro Diagnostics, but has no involvement in the management of Vitro Diagnostics.

     Prior to August 1, 2001, we operated as an S Corporation and our shareholders were taxed on their proportionate share of our taxable income. We made a distribution in connection with our S Corporation status to all of our shareholders. We agreed with Roger Hurst not to pay Mr. Hurst his $29,755 distribution and we have made a promissory note to him on April 1, 2002 in that amount which is payable, with interest at 8% per annum, on April 30, 2005. We may prepay the note at any time without penalty.

     To accommodate our growth, we purchased land in Castle Rock, Colorado, in 2002 and constructed our new facility which opened in 2003. In order to facilitate the purchase, Mr. Hurst has loaned to us $625,000 and we have made a promissory note to Mr. Hurst in that amount which is payable, with interest at 8% per annum on May 5, 2004. We may prepay the note at any time without penalty.

     In connection with our land puchase and facility construction, we borrowed $3,250,000 from a bank which bank also required that we obtain an additional $350,000 to be pledged to the bank and a guaranty of $200,000 of the loan amount. Cambridge provided the Guaranty and we issued a note in that amount to Cambridge and a three year warrant to purchase 100,000 shares of our common stock at $1.50 per share. We agreed to register these shares for Cambridge at Cambridge's request between September 30, 2002 and June 30, 2005.

     In November 2000 we leased laboratory equipment and issued a note to a leasing company for $280,000. The note requires monthly payments of $9,053 and we are current on our obligations. The note has been personally guaranteed by Mr. Hurst. We have no obligation to compensate Mr. Hurst for his guarantee of the laboratory equipment lease. At December 31, 2002, the remaining principal balance on this note was $77,941. We have a line of credit which is also guaranteed by Mr. Hurst. At December 31, 2002, the balance outstanding was $33,072. In 2003 we obtained and additional $250,000 revolving line of credit with a bank, of which $101,280 is outstanding.

     In 2001, we sold 300,000 shares of our common stock to nine persons for a total of $300,000. Bruce F. Deal and Gail S. Schoettler, who were then directors of the Company and members of their immediate families, purchased an aggregate of 90,000 shares of the 300,000 shares in this offering on the same terms as other investors.

     In connection with the 2001 private offering, we sent an investor rights declaration regarding piggyback registration and other rights to the purchasers. We also prematurely issued stock certificates to these purchasers prior to filing amended articles of incorporation with the Colorado Secretary of State to increase our authorized shares of common stock. We subsequently filed the amended articles. We also offered to rescind the purchases by refunding the purchase price plus 10% and requested return of the stock certificates and an Amended Investors Rights Declaration. Of the nine purchasers, one purchaser of 50,000 shares accepted the offer of rescission and we paid him $55,000. All of the other purchasers entered into the Amended Investors Rights Declaration which clarifies that we will include their shares in any registration statement we file between September 30, 2002 and June 30, 2007. In March 2002, we resold the 50,000 shares from the rescinded purchaser to the wife and father-in-law of our director, Gregory Pusey, at $1.25 per share, or a total of $62,500.

     We have issued to each of Mr. Deal and Ms. Schoettler options to purchase 100,000 shares of our common stock at $1 per share for a five-year term. Mr. Deal resigned as a director in April 2002.

     In December 2001, we entered into a Securities Purchase Agreement with Cambridge providing for the sale of 1,000,000 shares of common stock and warrants to purchase up to 830,000 shares of our common stock at $1 per share. Cambridge paid to us $300,000 in December 2001 and an additional $300,000 in March 2001 upon completion of the audit of our financial statements which are included in this Prospectus. We issued to Cambridge 1,000,000 shares of common stock and to Cambridge and its designees 830,000 warrants. Of the 1,000,000 shares issued to Cambridge, 496,296 shares were subsequently distributed on a pro rata basis to the shareholders of Cambridge. At the initial closing of this transaction, Gregory Pusey, President and principal shareholder of Cambridge, became a member of our Board of Directors. Mr. Pusey was subsequently elected as our Secretary. Cambridge transferred 470,000 warrants to various persons, including Mr. Pusey who received 150,000 warrants. Mr. Pusey, and members of his family, will received 260,357 shares of our common stock in connection with the distribution of the Cambridge shares.

     In connection with the Securities Purchase Agreement with Cambridge, we also entered into an Investor Rights Agreement, Consulting Agreement and Shareholders Agreement. Cambridge has certain registration rights in the Investor Rights Agreement as described in "Shares Eligible for Future Sales." In the Consulting Agreement, Cambridge agreed to provide assistance to us, including our efforts to become a publicly-held company and in marketing our products. Cambridge's consulting services consisted of assisting us in our efforts to become a publicly-held company, assistance with our efforts to create strategic alliances, and introductions to prospective market makers. We agreed to deliver to Cambridge the warrants described above that were provided for in the Securities Purchase Agreement with Cambridge. We also agreed to reimburse Cambridge for any reasonable and necessary expenses incurred, up to a maximum of $100,000. The term of the agreement was to end on September 30, 2002. In March 2002, we confirmed with Cambridge that it had performed its duties under the Consulting Agreement.

     Under the Shareholders Agreement, Mr. Hurst has agreed that, so long as Cambridge owns a minimum of 250,000 shares of our common stock, Mr. Hurst will vote all of his shares of our stock to elect Mr. Pusey to our Board until June 30, 2003. Mr. Hurst also agreed that if at any time through January 20, 2005, he sells 35% or more of the outstanding shares of our common stock, or more than 50% of our common stock owned by him if he owns less than 35% but more than 15% of the outstanding shares of our common stock, other than in a registered sale, he will afford Cambridge the opportunity to participate in such sale.

     In March 2002, Mr. Hurst and other shareholders sold an aggregate of 728,245 shares of our common stock at $1.25 per share for a total of $910,306 in a private offering. Mr. Hurst sold 500,000 shares in this offering and received $625,000. The other selling shareholders were Mark Colgin, Dianne Newmann and Kilan Roth, who each sold 57,061 shares, and Cathy Landmann and MCL Trust, a trust established by Ms. Landmann, who sold an aggregate of 57,061 shares.

                                  CERTIFICATION


I, Roger Hurst, certify that:

1)   I have reviewed this annual report on Form 10-KSB/A of AspenBio, Inc.;

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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Dated: April 30, 2003               /s/ Roger D. Hurst
                                         -----------------------------------
                                         Roger D. Hurst, Chief Executive Officer
                                         and Chief Financial Officer


                                      *****

Exhibit 99.1, previously filed with the Report on Form 10-KSB for the year ended December 31, 2002 has been filed in an updated form with this Form 10-KSB/A.