Form 10QSB
period 2003-03-31
ASPENBIO INC
filed 2003-05-20
CIK 1167419

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number:  0-50019


                                 ASPENBIO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                       84-1553387
   ------------------------------                  ---------------------------
   (State or other jurisdiction of                 (I.R.S. Identification No.)
   Employer
   incorporation or organization)


1585 South Perry Street, Castle Rock, Colorado                        80104
-----------------------------------------------                  ---------------
 (Address of principal executive offices)                           (Zip Code)


                                 (303) 794-2000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


     The number of shares of no par value common stock outstanding as of May 15, 2003, was 9,300,000.

                                 ASPENBIO, INC.

                                      Index

                         PART 1 - Financial Information

                                                                       Page
                                                                       ----

Item 1. Condensed Financial Statements - AspenBio, Inc.

       Balance Sheet as of March 31, 2003                               3

       Statements of Operations For the
          Three Months Ended March 31, 2003 and 2002                    4

        Statements of Cash Flows For the Three
               Months Ended March 31, 2003 and 2002                     5

        Notes to Condensed Financial Statements                         6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        7

    Item 3.  Controls and Procedures                                   10

                      PART II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K                          10

    Signatures                                                         11

    Certifications                                                     12

PART I - FINANCIAL INFORMATION

                                 AspenBio, Inc.
                                  Balance Sheet
                           March 31, 2003 (Unaudited)


                    Assets
         Current assets:
           Cash                                                     $   261,055
           Accounts receivable, net                                      85,843
           Inventories                                                  551,647
           Restricted cash                                              350,000
                                                                    -----------
              Total current assets                                    1,248,545
                                                                    -----------
         Property and equipment, net                                  3,575,373
                                                                    -----------
         Other Assets:
           Goodwill                                                     387,239
           Intangible assets, net                                       150,527
                                                                    -----------
              Total other assets                                        537,766
                                                                    -----------

                                                                    $ 5,361,684
                                                                    ===========

                    Liabilities and Shareholders' Equity
          Current liabilities:
            Accounts payable and accruals                           $   213,450
            Short-term notes:
              Construction loan                                       3,002,926
              Related parties                                           572,000
              Other                                                     168,039
                                                                    -----------
              Total current liabilities                               3,956,415
                                                                    -----------
         Other liabilities:
            Related party notes payable, non-current                    842,256
            Deferred revenue                                            200,000
            Other                                                        53,795
                                                                    -----------
              Total liabilities                                       5,052,466
                                                                    -----------
         Shareholders' equity:
           Common stock, no par value,
                15,000,000 shares authorized, 9,300,000
                shares issued and outstanding                         1,555,770
           Accumulated deficit                                       (1,246,552)
                                                                    -----------
              Total shareholders' equity                                309,218
                                                                    -----------

                                                                    $ 5,361,684
                                                                    ===========

            See Accompanying Notes to Condensed Financial Statements.

                                 AspenBio, Inc.
                            Statements of Operations
             Three Months Ended March 31, 2003 and 2002 (Unaudited)


                                                   2003            2002
                                                -----------    -----------
                                                                (Restated)
Sales                                           $   245,807    $   109,670

Cost of sales                                        64,160         22,456
                                                -----------    -----------

     Gross profit                                   181,647         87,214
                                                -----------    -----------

Operating expenses:
    Selling, general and administrative             178,709        142,616
    Research and development                         58,315        138,546
                                                -----------    -----------
      Total operating expenses                      237,024        281,162
                                                -----------    -----------

     Operating loss                                 (55,377)      (193,948)

Interest expense                                     39,560         14,065
Expenses incurred with registration statement          --           89,428
                                                -----------    -----------
     Loss before income taxes                       (94,937)      (297,441)

Income tax benefit                                     --            5,298

                                                -----------    -----------

     Net loss                                   $   (94,937)   $  (292,143)
                                                ===========    ===========

Basic and diluted net
     loss per share                             $      (.01)   $      (.03)
                                                ===========    ===========

Basic and diluted weighted
     average shares outstanding                   9,300,000      8,905,556
                                                ===========    ===========

            See Accompanying Notes to Condensed Financial Statements.

                                 AspenBio, Inc.
                            Statements of Cash Flows
             Three Months Ended March 31, 2003 and 2002 (Unaudited)

                                                                   2003         2002
                                                                 ---------    ---------
                                                                              (Restated)
Cash flows from operating activities:
     Net loss                                                    $ (94,937)   $(292,143)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
           Depreciation and amortization                            63,849       11,486
           Amortization of deferred consulting cost                   --         32,880
           Amortization of discount on note payable                  8,000         --
         (Increase) decrease in:
              Accounts receivable                                    8,594      162,755
              Inventories                                          (40,188)     (84,028)
              Prepaid expenses and other assets                      7,543       (6,201)
          Increase (decrease) in:
              Accounts payable and accruals                        (35,662)       3,488
         Deferred revenue                                          200,000         --
              Accrued income taxes                                    --        (11,000)

                                                                 ---------    ---------
     Net cash provided by (used in)
         operating activities                                      117,199     (182,763)

                                                                 ---------    ---------
Cash flows from investing activities:
     Purchases of property and equipment                           (38,242)        --
     Purchases of intangible assets                                 (6,707)     (26,729)

                                                                 ---------    ---------
     Net cash used in investing activities                        (44,949)      (26,729)

                                                                 ---------    ---------
Cash flows from financing activities:
     Proceeds from issuing common stock                               --        300,000
     Proceeds from issuing notes payable                           100,000         --
     Repayment of debt                                             (42,975)    (216,908)

                                                                 ---------    ---------
     Net cash provided by financing activities                      57,025       83,092

                                                                 ---------    ---------
Net increase (decrease) in cash                                    129,275     (126,400)
Cash at beginning of period                                        131,780      423,765
                                                                 ---------    ---------
Cash at end of the period                                        $ 261,055    $ 297,365
                                                                 =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for
          Interest                                               $   3,600    $  14,065
          Income taxes                                           $    --      $   6,200
Schedule of non-cash investing and financing activities:
           Building improvements financed by construction loan   $ 406,179    $    --

            See Accompanying Notes to Condensed Financial Statements.

                                 AspenBio, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio, Inc. (the "Company" or "AspenBio") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2003, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2003 are not necessarily an indication of operating results for the full year.


Note 1 - Global Development and Distribution Agreement

In March 2003, the Company entered into a global development and distribution agreement with an outside third-party. The agreement provides the third party with exclusive rights to market and distribute the Company's new, patent-pending diagnostic blood test. The test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. AspenBio is currently in the final phase of product development and securing manufacturing capabilities, and, expects to complete in July 2003, a large-scale field trial to validate the accuracy and reliability of the pregnancy test in U.S. dairy herds, which has recently been started. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue as of March 31, 2003. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date monies paid by the third party must be refunded on a pro-rata basis, under the provisions specified in the agreement.

Note 2 - Inventories

As of March 31, 2003 total inventories consist of $352,422 in finished goods, $5,850 in goods in process and $193,375 in raw materials.


Note 3 - Property and Equipment

Property and equipment consist of the following:


        Land                                    $  653,400
        Land improvements                          454,108
        Building                                 2,286,873
        Equipment                                  396,110
                                                ----------
                                                 3,790,491
        Less accumulated depreciation
                 and amortization                  215,118
                                                ----------
        Property and equipment, net             $3,575,373
                                                ==========

During  the  three  months  ended  March  31,  2003,   AspenBio   completed  the
construction of its own building and relocated to it, moving out of its prior leased space, which had been occupied on a month-to-month basis.

Note 4 - Debt Agreements

In February 2003, the Company entered into a one-year $250,000 revolving line of credit agreement with a bank, bearing interest at the New York prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company. The balance at March 31, 2003 is $100,000.

Note 5 - Restatement

During 2002, following an evaluation of its finished goods inventory, the Company made a determination that labor and overhead had been excluded from the price of finished goods in prior periods. The Company determined that in connection with the August 2000 acquisition of Vitro Diagnostics, Inc., the acquired inventory was understated by $194,883, and that goodwill was overstated by an equal amount. In addition, the Company became aware of certain inventory items that had been valued incorrectly as of December 31, 2001 and determined that these inventory items were overstated by approximately $47,500. The Company determined that the effect of the inventory change was not material for the three months ended March 31, 2002. Also in 2001, the Company granted warrants for consulting services performed during the period through March 2002. The amortization of these warrants totaling $32,880 has been recorded in the three months ended March 31, 2002. Previously deferred registration offering costs of $89,428, were also charged to expense for the three months ended March 31, 2002.

As a result of the above items, the Company has restated its previously issued financial statements for the three months ended March 31, 2002, resulting in an increase in the net loss and basic and diluted net loss per common share outstanding of $122,308 and $.02, respectively.


ITEM 2.
                                 ASPENBIO, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

Sales for the three months ended March 31, 2003 totaled $246,000, which is a $136,000 or 124% increase from the three months ended March 31, 2002. The increase in sales is primarily attributable to expanded shipments to our two largest customers, BioRad and Golden West Biologics. It is not unusual for the orders from these customers to vary by quarter depending upon their production needs. However, we cannot currently predict future sales volumes that could be expected from these or other customers.

Costs of sales for the three months ended 2003 totaled $64,000, a $42,000 or 186% increase as compared to the 2002 period. The change in cost of sales resulted from the higher sales levels. Gross profit percentage decreased to 74% in the three months ended March 31, 2003, as compared to 80% in the 2002 period. The reduction is primarily attributable to the higher cost levels in connection with operating out of our new facility.

Selling, general and administrative expenses in the three months ended March 31, 2003, totaled $179,000, which is a $36,000 or 25% increase as compared to the 2002 period. The increase was primarily attributed to higher costs of our new facility combined with the higher expenses of being a public company.

Research and development expenses in the 2003 period totaled $58,000, which is an $80,000 or 58% decrease as compared to the 2002 period. The decrease results primarily from higher expenses incurred in the 2002 period on the development of the bovine pregnancy tests. Depending upon available cash, we expect research and development expenses to increase for the balance of 2003.

Interest expense for the three months ended March 31, 2003, increased by $25,000 or 181% as compared to the 2002 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs.

No income tax benefit was recorded on the loss for the three-month period ended March 31, 2003, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.

     Liquidity and Capital Resources

The Company reported a net loss of $95,000 during the three months ended March 31, 2003. At March 31, 2003, the Company has a working capital deficit of $2,708,000. Management believes that the Company's on-going and long-term cash availability is sufficient to support operations for the next 12 months.
Management's  plans  include  continuing to fulfill the  requirements  under the global development and distribution agreement signed in March 2003, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000 and generate increased product sales, finalize negotiations and close a mortgage with a bank to convert the construction loan into a long term loan and continuing to pursue private or public stock sales to generate additional capital. The Company is currently in the process of converting the construction loan into a permanent mortgage and currently anticipates being in a position to consummate that transaction during the second quarter of the Company's current fiscal year.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2003, are anticipated to total approximately $75,000 to $100,000. It is expected that funding for the capital additions will be provided out of the recently signed line of credit facility with a portion funded out of working capital.

AspenBio anticipates that spending for research and development for the fiscal year ending December 31, 2003, will increase from the current rate for the remainder of the fiscal year, but will total less than the amount incurred for 2002.

During February 2003, the Company secured a $250,000 line of credit and as of March 31, 2003, there was $100,000 outstanding under the line of credit.

The Company reached an agreement with a stockholder to extend the due date of an $80,000 note originally due in April 2003 until April 2004. A $500,000 convertible note payable to a stockholder is scheduled to mature in July 2003 and the parties are currently in discussions concerning possible alternatives regarding that debt, which include a conversion of the debt, an extension of the debt, repayment of the debt, or a possible combination of these alternatives. Out of the proceeds of the $500,000 note, $350,000 was used as restricted cash to help secure the building construction loan. Upon the refinancing of the construction loan, the $350,000 cash balance would be available to either apply to repay the note, or as working capital, should the holder elect to convert the note to common stock.

     Operating Activities

Net cash generated from operating activities was $117,000 during the three months ended March 31, 2003. During March 2003, cash of $200,000 was received upon the execution of the global development and distribution agreement. Cash was consumed by the loss of $95,000, offset by $64,000 in depreciation and cash expended of $40,000 to increase inventories and $36,000 to reduce accounts payable.

Net cash outflows from operating activities consumed $183,000 during the three months ended March 31, 2002. Cash was consumed by the loss of $286,000, offset by $44,000 in depreciation and amortization expenses and cash expended of $84,000 to increase inventories. Operating cash flow benefited from a $163,000 reduction in accounts receivable during the 2002 period due to lower sales levels. Expenditures associated with the development of the bovine pregnancy test also increased the rate of cash outflow.

     Investing Activities

Net cash outflows from investing activities consumed $45,000 during the first quarter of 2003. The outflow was primarily attributable to purchases of property and equipment.

Net cash outflows from investing activities consumed $27,000 during the first quarter of 2002. The outflow was entirely attributed to payments for licenses.

     Financing Activities

Net cash generated from financing activities was $57,000 during the first quarter of 2003. The Company drew $100,000 under the new line of credit to pay accounts payable. The construction loan was increased by $406,000.

Net cash generated from financing activities was $83,000 during the first quarter of 2002. During the period, the Company received $300,000 in connection with the issuance of common stock and we paid $185,000 to reduce stockholder debt and $32,000 to reduce the amount owed on our previous line of credit.


     Recent Accounting Pronouncements

Accounting for Guarantees - In December 2002, FASB Interpretation 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 will not have a material effect on its 2003 financial condition or results of operations.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51,
Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively. The Company does not anticipate the adoption of SFAS No. 149 will have a material impact on the Company's financial condition or results of operations.

    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" in the Company's Form 10-KSB for the year ended December 31, 2002 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Item 3. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

     (b) Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit 99.1 is furnished.

          (b) Form 8-K

(b) The following Form 8-K reports were filed:

          On January 10, 2003, the Company filed an 8-K/A for a change in the Company's certifying accountant.

          On January 27, 2003, the Company filed an 8-K making available a corporate overview and highlights.


          On March 10, 2003, the Company filed an 8-K for a news release covering preliminary 2002 results.

          On April 7, 2003, the Company filed an 8-K for a press release covering a distribution agreement entered into with Merial Limited.

                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2003.

                                                     AspenBio, Inc.
                                                     (Company)

                                                     By: /s/ Roger Hurst
                                                     ---------------------------
                                                     Roger Hurst, President,
                                                     Chief Executive Officer
                                                     and Chief Financial Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

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

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  May 20, 2003                         By:  /s/ Roger D. Hurst
                                                     ---------------------------
                                                     Roger D. Hurst,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer