Form 10QSB
period 2003-06-30
ASPENBIO INC
filed 2003-08-15
CIK 1167419

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         Commission file number:  0-50019

                                 ASPENBIO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Colorado                       84-1553387
          ------------------------------     -------------------------
         (State or other jurisdiction of     (I.R.S. Identification No.)
     Employer incorporation or organization)



              1585 South Perry Street, Castle Rock, Colorado 80104
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (303) 794-2000
               --------------------------------------------------
              (Registrant's telephone number, including area code)




     The number of shares of no par value common stock outstanding as of August 11, 2003, was 9,300,000.

                                 ASPENBIO, INC.
                                      Index

                         PART 1 - Financial Information

                                                                       Page
                                                                       -----
         Item 1. Condensed Financial Statements - AspenBio, Inc.

            Balance Sheet as of June 30, 2003                              3

            Statements of Operations For the Three and
               Six Months Ended June 30, 2003 and 2002                     4

            Statements of Cash Flows For the Six
               Months Ended June 30, 2003 and 2002                         5

            Notes to Condensed Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations                            9

         Item 3.  Controls and Procedures                                 13



                                  PART II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                        13

         Signatures                                                       14

PART I - FINANCIAL INFORMATION



                                 AspenBio, Inc.
                                  Balance Sheet
                            June 30, 2003 (Unaudited)

                  Assets
         Current assets:
           Cash                                                       $   15,259
           Accounts receivable, net                                       65,259
           Inventories                                                   539,170
           Restricted cash                                               425,000
                                                                      ----------
              Total current assets                                     1,044,688
                                                                      ----------
         Property and equipment, net                                   3,860,891
                                                                      ----------
         Other assets:

           Goodwill                                                      387,239
           Intangible assets, net                                        165,566
           Other                                                          14,195
                                                                      ----------
              Total other assets                                         567,000
                                                                      ----------
                                                                      $5,472,579
                                                                      ==========
                  Liabilities and Shareholders' Equity (Deficit)

          Current liabilities:
            Accounts payable and accruals                            $   453,437
            Stock subscriptions collected                                 75,000
            Short-term notes:
              Line of credit                                             225,700
              Related parties                                            500,000
              Current portion of long-term debt                          246,587
                                                                     -----------
              Total current liabilities                                1,500,724
                                                                     -----------
         Long-term debt, less current portion:

            Mortgage payable, less current portion                     3,069,347
            Related party notes payable                                  958,651
            Deferred revenue                                             200,000
            Other liabilities                                              3,555
                                                                     -----------
              Total liabilities                                        5,732,277
                                                                     -----------
         Shareholders' equity (deficit):
           Common stock, no par value,
                15,000,000 shares authorized, 9,300,000
                issued and outstanding                                 1,555,770
           Accumulated deficit                                        (1,815,468)
                                                                     -----------
              Total shareholders' equity (deficit)                      (259,698)
                                                                     -----------
                                                                     $ 5,472,579
                                                                     ===========

            See Accompanying Notes to Condensed Financial Statements.


                                                       AspenBio, Inc.
                                                  Statements of Operations
                                                        (Unaudited)



                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                                  2003            2002          2003           2002
                                               -----------     -----------   --------       ----------
                                                                (Restated)                  (Restated)

 Sales                                       $   140,858     $   156,209     $386,665        $ 265,879

 Cost of sales                                   152,013          60,339      216,173           82,795
                                             -----------     -----------    ---------        ---------
   Gross profit (loss)                           (11,155)         95,870      170,492          183,084
                                              -----------     -----------    ---------        ---------
Operating expenses:
     Selling, general and administrative         207,104         134,402      385,813          277,018
     Research and development                    264,247          75,446      322,562          213,992
                                             -----------     -----------    ---------        ---------
       Total operating expenses                  471,351         209,848      708,375          491,010
                                             -----------     -----------    ---------        ---------

      Operating income (loss)                   (482,506)       (113,978)    (537,883)        (307,926)

 Interest expense                                 86,410           7,469      125,970           21,534
 Expenses incurred with registration statement         -          68,397            -          157,825
                                             -----------     -----------    ---------        ---------
      Income (loss) before income taxes         (568,916)       (189,844)    (663,853)        (487,285)

 Income tax (benefit)                                  -          (4,969)           -          (10,267)
                                             -----------     -----------    ---------        ---------

      Net income (loss)                      $  (568,916)    $  (184,875)   $(663,853)      $ (477,018)
                                             ===========     ===========    =========       ==========


 Basic and diluted net income
      (loss) per share                       $      (.06)     $     (.02) $      (.07)      $    (.05)
                                             ===========     ===========  ===========       ==========

 Basic and diluted weighted
      average shares outstanding               9,300,000       9,300,000    9,300,000       9,103,868
                                             ===========     ===========    =========       ==========





            See Accompanying Notes to Condensed Financial Statements.

                                 AspenBio, Inc.
                            Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                   2003                2002
                                                                                ---------           ----------
                                                                                                    (Restated)
        Cash flows from operating activities:
              Net loss                                                          $(663,853)           $(477,018)
              Adjustments to reconcile net loss to
                net cash provided by (used in) by operating activities:
                    Depreciation and amortization                                 139,528               32,403
                    Amortization of deferred consulting cost                            -               32,880
                    Amortization of discount on note payable                       16,000                    -
                (Increase) decrease in:
                       Accounts receivable                                         29,178              149,643
                       Inventories                                                (27,711)             (85,956)
                       Prepaid expenses and other assets                                -                  836
                 Increase (decrease) in:
                       Accounts payable and accruals                              145,977              (26,420)
                       Deferred revenue                                           200,000                    -
                       Accrued income taxes                                             -              (11,000)
                                                                                ---------            ---------
              Net cash provided by (used in)
                  operating activities                                           (160,881)            (384,632)
                                                                                ---------            ---------

         Cash flows from investing activities:
              Purchases of property and equipment                                 (64,986)            (206,894)
              Purchases of intangible and other assets                            (38,402)             (71,242)
                                                                                ---------            ---------

              Net cash (used in) investing activities                            (103,388)            (278,136)
                                                                                ---------            ---------

         Cash flows from financing activities:

              Increase in restricted cash                                         (75,000)                   -
              Proceeds from stock subscriptions collected                          75,000                    -
              Proceeds from issuing common stock                                        -              300,000
              Proceeds from issuing notes payable                                 225,700              452,138
              Repayment of debt                                                   (77,952)             (26,036)
              Payment of dividends                                                      -              (48,999)
                                                                                ---------            ---------

         Net cash provided by financing activities                                147,748              677,103
                                                                                ---------            ---------

         Net increase (decrease) in cash                                         (116,521)              14,335

         Cash at beginning of period                                              131,780              423,765
                                                                                ---------            ---------

         Cash at end of the period                                              $  15,259            $ 438,100
                                                                                =========            =========
         Supplemental disclosure of cash flow information:
            Cash paid during the period for:

            Interest                                                            $  36,300            $  15,000
            Income taxes                                                        $       -                6,900

         Schedule of non-cash investing and financing activities:

            Building improvements financed by construction loan                 $ 730,628            $       -
            Construction loan refinanced into permanent mortgage               $3,250,000            $       -



            See Accompanying Notes to Condensed Financial Statements.

                                 AspenBio, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)





         INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio, Inc. (the "Company" or "AspenBio") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2003, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2003 are not necessarily an indication of operating results for the full year.

Note 1 - Global Development and Distribution Agreement

     In March 2003, the Company entered into a global development and distribution agreement with Merial Limited ("Merial"). The agreement provides the third party with exclusive rights to market and distribute the Company's new, patent-pending diagnostic blood test. The test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. During June 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. The trial results continue to be analyzed and modifications to the test are ongoing. AspenBio believes improvements to the test need to be achieved. Accordingly, AspenBio expects the test will not be launched by October 2003 and that receipt of the second development payment of $700,000 from Merial also will be delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the test results or the product. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by the third party must be refunded on a pro-rata basis, under the provisions specified in the agreement.

Note 2 - Inventories

As of June 30, 2003, total inventories consisted of:

              Finished goods               $ 339,945
              Goods in process                 5,850
              Raw materials                  193,375
                                           ---------
              Total inventories            $ 539,170
                                           =========

Note 3 - Property and Equipment

Property and equipment at June 30, 2003, consisted of the following:


         Land                                        $     653,400
         Land improvements                                 454,108
         Building                                        2,573,081

         Equipment                                         461,095
                                                      ------------
                                                         4,141,684

         Less accumulated depreciation
                  and amortization                         280,793
                                                       -----------
         Property and equipment, net                   $ 3,860,891
                                                       ===========


During January 2003, AspenBio completed the construction of its own building and relocated into it, moving out of its prior leased space, which had been occupied on a month-to-month basis.

Note 4 - Debt Agreements

In February 2003, the Company entered into a one-year $250,000 revolving line of credit agreement with a bank, bearing interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company.

During June 2003, the Company closed on a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by the Company's president. The approximate interest rate is 5% and the loan requires monthly payments of approximately $23,700.

During June 2003, the Company's president agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $150,000 will be made to him if the Company obtains sufficient financing to meet certain other needs.


Note 5 - Stockholders' Equity and Associated Agreements

During June 2003 the Company finalized agreements with four of its key shareholders and employees that are designed to enhance the Company's efforts to obtain additional financing. The agreements include lock-up arrangements with the Company in which the stockholders have agreed not to sell or otherwise transfer approximately 90% of their Company shareholdings through September 30, 2004. Each of these agreements includes provisions for partial release of shares if certain price gateways are reached, with a minimum requirement of the Company's stock trading at a price of at least $4.00 per share for 20 consecutive trading days. One of the employees has also granted the Company an option to purchase up to 500,000 shares of the Company's common stock held at $.20 per share through September 30, 2003.

The Company's president also agreed that 2,250,000 of the 4,246,757 shares of the Company's common stock owned by him will be voted at shareholder meetings in the same proportion as the other shares of the Company's common stock are voted. This voting arrangement and the transfer restrictions as to these 2,250,000 shares will continue for a maximum period of 15 years. The agreement will be earlier terminated under certain conditions, including if the Company does not have sufficient funding in place by September 30, 2003.


Note 6 - Customer Concentration

The Company has one customer, which represents more than 10% of the Company's revenues. For the six-month periods ended June 30, 2003 and 2002, this customer accounted for 61% and 12% of the Company's sales.

Note 7 - Restatement

During 2002, following an evaluation of its finished goods inventory, the Company made a determination that labor and overhead had been excluded from the price of finished goods in prior periods. The Company determined that in connection with the August 2000 acquisition of Vitro Diagnostics, Inc., the acquired inventory was understated by $194,883, and that goodwill was overstated by an equal amount. In addition, the Company became aware of certain inventory items that had been valued incorrectly as of December 31, 2001 and determined that these inventory items were overstated by approximately $47,500. Also in 2001, the Company granted warrants for consulting services performed during the period through March 2002. The amortization of these warrants totaling $32,880 has been recorded in the six months ended June 30, 2002. Previously deferred registration offering costs of $157,825, were also charged to expense for the six months ended June 30, 2002.

As a result of the above items, the Company has restated its previously issued financial statements for the periods ended June 30, 2002, resulting in an increase in the net loss and basic and diluted net loss per common share outstanding of $(157,821) and $(.01) for the six months ended June 30, 2002 and $(29,811) and $(-) for the three months ended June 30, 2002, respectively.

Note 8 - Stock Based Compensation and Earnings Per Share

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted at fair market value. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

                                                     Three Months                Six Months
                                                     Ended June 30,              Ended June 30,
                                                     ----------------            -----------------
                                                     2003            2002        2003             2002
                                                     ----            ----        ----             ----
Net income (loss), as reported                     $(569,000)      $(185,000)  $(664,000)       $(477,000)
Deduct:  Total stock-based employee compen-
sation expense determined under fair value
based method for awards granted, modified
or settled, net of related tax effects                (5,000)              -      (9,000)               -
                                                   ---------       ---------   ---------       -----------

Pro forma net income (loss)                        $(574,000)      $(185,000)  $(673,000)       $(477,000)
                                                   =========       =========   =========       ===========

Earnings (loss) per share:

         Basic and diluted - as reported             $(0.06)          $(0.02)      $(0.07)       $(0.05)
                                                       =====            =====        =====         =====
         Basic and diluted - pro forma               $(0.06)          $(0.02)      $(0.07)       $(0.05)
                                                       =====             =====       =====          ====

ITEM 2.

                                 ASPENBIO, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

      Comparative Results for the Six-Month Periods Ended June 30, 2003 and
                                 June 30, 2002

Sales for the six months ended June 30, 2003 totaled $387,000, which is a $121,000 or 45% increase from the six months ended June 30, 2002. The increase in sales is primarily attributable to expanded shipments to existing customers. It is not unusual for the orders from our customers to vary by quarter depending upon the customers' sales and production needs. We cannot predict future sales volumes that could be expected from existing or other customers.

Costs of sales for the six months ended 2003 totaled $216,000, a $133,000 or 160% increase as compared to the 2002 period. The change in cost of sales resulted from a combination of the higher sales levels during the period, combined with additional overhead expenses we are incurring as a result of moving into our new facility in January 2003. Gross profit percentage decreased to 44% in the six months ended June 30, 2003, as compared to 69% in the 2002 period. The decrease is attributable to the higher operating costs in connection with operating out of our new facility.

Selling, general and administrative expenses in the six months ended June 30, 2003, totaled $386,000, which is a $109,000 or 39% increase as compared to the 2002 period. The increase is a combination of additional personnel on staff, higher operating expenses in our new facility and the costs of now being a public reporting entity.

Research and development expenses in the 2003 period totaled $323,000, which is a $109,000 or 51% increase as compared to the 2002 period. The increase is due to the costs being incurred to develop an expanded line of technologies as compared to the prior year. Current technologies being developed include the bovine pregnancy tests and bovine pregnancy enhancement products, an E. Coli infection treatment product, and several other technologies. Depending upon available cash, we expect research and development expenses to increase for the balance of 2003.

Interest expense for the six months ended June 30, 2003, increased to $126,000 or $104,000 more as compared to the 2002 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs.

No income tax benefit was recorded on the loss for the six-month period ended June 30, 2003, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.

     Comparative Results for the three-Month Periods Ended June 30, 2003 and
                                 June 30, 2002

Sales for the three months ended June 30, 2003 totaled $141,000, which is a $15,000 or 10% decrease from the 2002 period. The change in sales is primarily attributable to the timing of existing customers' order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers' sales and production needs.

Costs of sales for the three months ended 2003 totaled $152,000, a $92,000 or 153% increase as compared to the 2002 period. The change in cost of sales resulted from overhead expenses we are incurring as a result of moving into our new facility in January 2003. Gross profit percentage was negative in the 2003 period due to sales levels not being sufficient in the quarter to cover the overhead expenses.

Selling, general and administrative expenses in the three months ended June 30, 2003, totaled $207,000, which is a $73,000 or 54% increase as compared to the 2002 period. The increase is a combination of additional personnel on staff, higher operating expenses in our new facility and the costs of now being a public reporting entity.

Research and development expenses in the 2003 period totaled $264,000, which is a $189,000 or 252% increase as compared to the 2002 period. The increase is due to the costs being incurred to develop an expanded line of technologies as compared to the prior year.

Interest expense for the three months ended June 30, 2003, increased to $86,000 or $79,000 more as compared to the 2002 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs.

         Liquidity and Capital Resources

The Company reported a net loss of $664,000 during the six months ended June 30, 2003. At June 30, 2003, the Company has a working capital deficit of $456,000. Management believes that in order to continue with the technology development activities and support the current level of operations, the Company will need to continue to pursue its capital raising activities. Management's plans also include continuing to fulfill the requirements under the global development and distribution agreement signed in March 2003, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000 and generate increased product sales, and raising additional capital.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2003, are anticipated to total approximately $75,000 to $100,000. Funding for the capital additions is contingent on the Company's ability to obtain additional financing and available working capital.


AspenBio anticipates that spending for research and development for the fiscal year ending December 31, 2003, will continue at a similar pace to those for the three months ended June 30, 2003. The primary expenditures will be used to continue to file patents on the Company's technologies as well as development costs in support of the current pipeline products. The principal products consist of the bovine pregnancy tests and bovine pregnancy enhancement products, and an E. Coli infection treatment product.

During February 2003, the Company secured a $250,000 line of credit and as of June 30, 2003, $225,000 had been drawn and was outstanding under the line of credit.

During June 2003, the Company closed on a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by the Company's President. The approximate interest rate is 5% and the loan requires monthly payments of approximately $23,700.

During June 2003, the Company's President agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $150,000 will be made to him if the Company raises sufficient equity funding to meet certain other needs.

A $500,000 convertible note payable to a stockholder matured in July 2003 and the parties are currently in discussions concerning possible alternatives regarding that debt, which include a conversion of the debt, an extension of the debt, repayment of the debt, or a possible combination of these alternatives. Out of the proceeds of the $500,000 note, $350,000 was used as restricted cash to help secure the building construction loan. Upon the refinancing of the construction loan, the $350,000 cash balance is now available to either apply to repay the note, or as working capital, should the holder elect to convert the note to common stock.

         Operating Activities

Net cash consumed by operating activities was $161,000 during the six months ended June 30, 2003. During March 2003, cash of $200,000 was received upon the execution of the global development and distribution agreement, which has been recorded as deferred revenue until the Company has completed the contingencies under the agreement. Cash was consumed by the loss of $664,000, and cash expended of $28,000 to increase inventories offset by $140,000 in depreciation and a $146,000 increase in accounts payable.

Net cash outflows from operating activities consumed $385,000 during the six months ended June 30, 2002. Cash was consumed by the loss of $477,000, offset by $32,000 in depreciation and amortization expenses and cash expended of $86,000 to increase inventories. Operating cash flow benefited from a $150,000 reduction in accounts receivable during the 2002 period due to lower sales levels. Expenditures associated with the development of the bovine pregnancy test also increased the rate of cash outflow.

         Investing Activities

Net cash outflows from investing activities consumed $103,000 during the six months ended June 30, 2003. The outflow was primarily attributable to purchases of property and equipment and intangibles.

Net cash outflows from investing activities consumed $278,000 during the 2002 period. The outflow was attributable to purchases of property and equipment and payments for licenses.

         Financing Activities

Net cash inflows from financing activities generated $148,000 during the six months ended June 30, 2003. The Company drew $226,000 under the new line of credit. The construction loan was increased by $653,000, advanced directly to finalize the construction of our new facility. The loan was converted into a permanent mortgage in June 2003.

Net cash inflows from financing activities generated $677,000 during 2002. During the period, the Company received $300,000 in connection with the completion of sale of securities and we received $452,000 in stockholder debt. During the period $26,000 was used to reduce debt and $49,000 was paid out in dividends.

         Recent Accounting Pronouncements

Accounting for Guarantees - In December 2002, the Financial Accounting Standards Board ("FASB"); Interpretation 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 will not have a material effect on its 2003 financial statements.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest

("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively. The Company does not anticipate the adoption of SFAS No. 149 will have an appreciable impact of the Company's financial statements.

Revenue Arrangements - In November 2002, the EITF reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

Financial Instruments - In May 2003 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the Company fiscal quarter commencing July 1, 2003. The Company believes the adoption of SFAS No. 150 will have no effect on the Company's financial position, results of operations or cash flows.

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

Item 3. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

The Company's President and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits 99.1, 99.2 and 99.3 are furnished.

         (b) The following Form 8-K reports were filed disclosing information under Item 5:

          On April 7, 2003 the Company filed an 8-K for a news release covering a distribution agreement entered into with Merial Limited.

          On June 6, 2003 the Company filed an 8-K for a news release covering bovine test developments.

          On June 17, 2003 the Company filed an 8-K for a news release covering the permanent financing on its headquarters and new technology developments.

          On June 24, 2003 the Company filed an 8-K for a news release covering agreements with key shareholders.

                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         AspenBio, Inc.
                                                         (Registrant)

             Dated: August 14, 2003              By: /s/ Roger Hurst
                                                         ---------------
                                                         Roger Hurst, President