Form 10QSB
period 2003-09-30
ASPENBIO INC
filed 2003-11-14
CIK 1167419

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         Commission file number: 0-50019

                                 ASPENBIO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                             84-1553387
       ------------------------------        ---------------------------------
      (State or other jurisdiction of            (I.R.S.Identification No.)
      Employer incorporation or organization)



              1585 South Perry Street, Castle Rock, Colorado 80104
     -----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (303) 794-2000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)




     The number of shares of no par value common stock outstanding as of November 11, 2003, was 8,988,281.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 ASPENBIO, INC.
                                      Index

                         PART 1 - Financial Information

                                                                      Page
                                                                      ------

     Item 1. Condensed Financial Statements - AspenBio, Inc.

     Balance Sheet as of September 30, 2003                             3

     Statements of Operations For the Three and
       Nine Months Ended September 30, 2003 and 2002                    4

     Statements of Cash Flows For the Nine
       Months Ended September 30, 2003 and 2002                         5

    Notes to Condensed Financial Statements                             6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

    Item 3.  Controls and Procedures                                   15

                           PART II - Other Information

    Item 2.  Changes in Securities                                     15

    Item 6.  Exhibits and Reports on Form 8-K                          15

    Signatures                                                         15

     PART I - FINANCIAL INFORMATION

                                 AspenBio, Inc.
                                  Balance Sheet
                         September 30, 2003 (Unaudited)



         Assets
Current assets:
  Cash                                                                        $   105,417
  Accounts receivable, net                                                         69,770
  Inventories                                                                     521,801
  Restricted cash                                                                 785,434
                                                                                 ----------
     Total current assets                                                       1,482,422
                                                                                 ----------
Property and equipment, net                                                     3,816,001
                                                                                 ----------
Other assets:

  Goodwill                                                                        387,239
  Intangible assets, net                                                          174,460
  Other                                                                            62,758
                                                                                 ----------
     Total other assets                                                           624,457
                                                                                 ----------
                                                                              $ 5,922,880
                                                                                 ========
         Liabilities and Shareholders' Equity (Deficit)
 Current liabilities:
   Accounts payable and accruals                                              $   497,941
   Stock subscriptions collected                                                  723,750
   Short-term notes:
     Line of credit                                                               248,502
     Related parties                                                               90,000
     Current portion of long-term debt                                            410,384
                                                                                -----------
     Total current liabilities                                                  1,970,577
                                                                                -----------
Long-term debt, less current portion:

   Mortgage payable, less current portion                                       3,057,993
   Related party notes payable                                                    958,464
   Deferred revenue                                                               200,000
   Other liabilities                                                               23,800
                                                                                -----------
     Total liabilities                                                          6,210,834
                                                                                -----------
Shareholders' equity (deficit):
  Common stock, no par value,
       15,000,000 shares authorized, 8,923,281
       issued and outstanding                                                   1,879,576
  Accumulated deficit                                                          (2,167,530)
                                                                               -----------
     Total shareholders' equity (deficit)                                        (287,954)
                                                                               -----------
                                                                              $ 5,922,880
                                                                              ===========



            See Accompanying Notes to Condensed Financial Statements.


                                 AspenBio, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                              2003                2002              2003           2002
                                           ------------       ------------      -----------      -----------
                                                               (Restated)                         (Restated)
Sales                                       $   176,726        $   285,572        $ 563,391        $ 551,451

Cost of sales                                   103,065            194,012          319,238          354,907
                                            -----------        -----------      -----------      -----------
     Gross profit (loss)                         73,661             91,560          244,153          196,544
                                            -----------        -----------      -----------      -----------
Operating expenses:
    Selling, general and administrative         192,294            156,213          578,107          355,131
    Research and development                     80,784             21,623          403,346          235,615
                                            -----------        -----------      -----------      -----------
      Total operating expenses                  273,078            177,836          981,453          590,746
                                            -----------        -----------      -----------      -----------

     Operating income (loss)                  (199,417)            (86,276)        (737,300)        (394,202)

Interest expense                                71,145              48,602          197,115           70,136
Debt conversion inducement expense              81,500                   -           81,500                -
Expenses incurred with registration statement        -              17,783                -          175,608
                                           -----------          -----------     -----------      -----------
     Income (loss) before income taxes        (352,062)           (152,661)      (1,015,915)        (639,946)

Income tax (benefit)                                 -              (4,969)               -          (10,267)
                                           -----------          -----------     -----------      -----------

     Net income (loss)                     $  (352,062)        $  (147,692)    $ (1,015,915)      $ (629,679)
                                           ===========         ===========     ============       ==========


Basic and diluted net income
     (loss) per share                      $      (.04)         $     (.02)    $       (.11)      $     (.07)
                                           ===========         ===========     ============       ===========

Basic and diluted weighted
     average shares outstanding              9,298,064           9,170,000        9,299,345        9,103,868
                                           ===========         ===========     ============       ==========







            See Accompanying Notes to Condensed Financial Statements.

                                 AspenBio, Inc.
                            Statements of Cash Flows
                  Nine Months Ended September 30, - (Unaudited)


                                                                                    2003            2002
                                                                                ---------         ---------
                                                                                                  (Restated
Cash flows from operating activities:
     Net loss                                                                 $ (1,015,915)     $ (629,679)
     Adjustments to reconcile net loss to
       net cash provided by (used in) by operating activities:
           Depreciation and amortization                                           202,068          34,648
           Amortization of deferred consulting cost                                      -          32,880
           Debt conversion inducement expense                                       81,500               -
           Amortization of discount on note payable                                 16,000               -
         (Increase) decrease in:
              Accounts receivable                                                   24,667         171,788
              Inventories                                                          (10,342)        (43,509)
              Prepaid expenses and other assets                                          -             836
          Increase (decrease) in:
              Accounts payable and accruals                                        326,385         (21,848)
         Deferred revenue                                                          200,000               -
                                                                                ----------       ---------
     Net cash provided by (used in)
         operating activities                                                     (175,637)       (454,884)
                                                                                ----------       ---------
Cash flows from investing activities:
     Purchases of property and equipment                                          (160,012)       (384,378)
     Purchases of intangible and other assets                                      (75,379)       (128,747)
                                                                                ----------       ---------
     Net cash (used in) investing activities                                      (235,391)       (513,125)
                                                                                ----------       ---------
Cash flows from financing activities:
     Increase in restricted cash                                                  (435,434)              -
     Proceeds from stock subscriptions collected                                   723,750               -
     Proceeds from issuing common stock                                            133,545         300,000
     Repurchase of common stock                                                   (100,000)              -
     Proceeds from issuing notes payable                                           483,752         978,588
     Repayment of debt                                                            (420,948)        (50,450)
     Payment of dividends                                                                -         (48,999)
                                                                                ----------       ---------
Net cash provided by financing activities                                          384,665       1,179,139
                                                                                ----------       ---------
Net increase (decrease) in cash                                                    (26,363)        211,130
Cash at beginning of period                                                        131,780         423,765
                                                                                ----------       ---------
Cash at end of period                                                           $  105,417      $  634,895
                                                                                ==========      ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                              $   87,226      $   22,000
          Income taxes                                                          $        -      $    6,900
      Schedule of non-cash investing and financing activities:
           Building improvements financed by construction loan                  $  653,252      $        -
           Construction loan refinanced into permanent mortgage                 $3,250,000      $        -




            See Accompanying Notes to Condensed Financial Statements.

                                 AspenBio, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio, Inc. (the "Company" or "AspenBio") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2003, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2003 are not necessarily an indication of operating results for the full year.

Note 1 - Global Development and Distribution Agreement

     In March 2003, the Company entered into a global development and distribution agreement with Merial Limited ("Merial"). The agreement provides the third party with exclusive rights to market and distribute the Company's new, patent-pending diagnostic blood test. The test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. The trial results continue to be analyzed and modifications to the test are ongoing. AspenBio believes improvements to the test need to be achieved. Accordingly, the test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also was delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the test results or the product. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by the third party must be refunded on a pro-rata basis.

Note 2 - Inventories

As of September 30, 2003, total inventories consisted of:

              Finished goods                $322,576
              Goods in process                 5,850
              Raw materials                  193,375
                                            --------
              Total inventories             $521,801
                                            ========

Note 3 - Property and Equipment

Property and equipment at September 30, 2003, consisted of the following:

         Land                                        $     653,400
         Land improvements                                 454,108
         Building                                        2,589,231
         Equipment                                         462,595
                                                         ---------
                                                         4,159,334

         Less accumulated depreciation
                  and amortization                         343,333
                                                          --------
         Property and equipment, net                   $ 3,816,001
                                                      ============
During January 2003, AspenBio completed the construction of its own building and relocated into it, moving out of its prior leased space, which had been occupied on a month-to-month basis.

Note 4 - Debt Agreements

In February 2003, the Company entered into a one-year $250,000 revolving line of credit agreement with a bank, bearing interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company.

During June 2003, the Company closed on a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by the Company's president. The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700.

During June 2003, the Company's president agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $150,000 will be made to him if the Company obtains sufficient financing to meet certain other needs.

During August 2003, the Company finalized an agreement with the holder of a $500,000 convertible note payable which matured in July 2003, to convert $150,000, plus $38,281 in accrued interest into common stock, be repaid $300,000 in principal and have $50,000 remain outstanding under a new 10% note due November 26, 2003. In consideration for the revisions that were made to the note, the Company agreed to reduce the conversion price from the $1.50 per share under the original note to $1.00 per share for the converted portion. Additionally, the Company granted the holder a warrant to purchase 250,000 shares of common stock at $1.50 per share through July 2005. As a result of the reduction in the conversion rate to $1.00 per share, the Company recorded a debt conversion inducement expense of $81,500, representing the value of the additional shares received as of the date of conversion. The value of the warrant granted to the holder was computed and allocated to the components of the transaction. The value of the portion allocated to the new debt will be recorded as additional interest expense over the life of the new note.

In the third quarter of the current fiscal year Cambridge Holdings, Ltd., a stockholder of the Company, loaned a total of $40,000 under two notes to the Company. The proceeds of the notes were used for working capital, with the notes due on demand bearing interest at 10%.

The Company recently completed an offering of debt. As of September 30, 2003, $285,000 out of a $350,000 debt offering had been funded and closed. The remaining $65,000 of the debt offering was closed in October 2003. The unsecured notes bear interest at 8% and are due at the earlier of May 2004 or at the time $1,000,000 is raised in an equity offering. The debt offering consisted of a note for $1.00 and one share of common stock for each $1.00 invested in the notes. To reduce the amount of the dilution as a result of the debt offering, the Company's president contributed 350,000 shares of common stock to the Company that were used in the offering. The proceeds of the offering have been allocated between the estimated value of the notes, the stock and the warrant, based upon their respective estimated fair values. The amount allocated to the non-debt elements will be accreted back to the debt as additional interest expense over the life of the notes. The Placement Agent selling the notes received fees and expenses of 13% of the proceeds raised plus a warrant to acquire 150,000 shares of common stock at $1.50 per share exercisable through June 2006.

Note 5 - Stockholders' Equity and Associated Agreements

During June 2003 the Company finalized agreements with four of its key shareholders and employees that are designed to enhance the Company's efforts to obtain additional financing. The agreements include lock-up arrangements with the Company in which the stockholders have agreed not to sell or otherwise transfer approximately 90% of their Company shareholdings through September 30, 2004. Each of these agreements includes provisions for partial release of shares if certain price gateways are reached, with a minimum requirement of the Company's stock trading at a price of at least $4.00 per share for 20 consecutive trading days. One of the employees has also granted the Company an option to purchase up to 500,000 shares of the Company's common stock held at $.20 per share through September 30, 2003. On September 30, 2003, the Company closed on the purchase option for the 500,000 shares.

The Company's president also agreed that 2,250,000 of the 4,246,757 shares of the Company's common stock owned by him will be voted at shareholder meetings in the same proportion as the other shares of the Company's common stock are voted. This voting arrangement and the transfer restrictions as to these 2,250,000 shares will continue for a maximum period of 15 years. The agreement will be earlier terminated under certain conditions, including if the Company does not have sufficient funding in place by December 31, 2003.

We have collected $724,000 in a private placement of our securities, which is restricted until we meet certain conditions.

Note 6 - Customer Concentration

The Company has one customer, which represents more than 10% of the Company's revenues. For the nine-month periods ended September 30, 2003 and 2002, this customer accounted for 59% and 46% of the Company's sales.

Note 7 - Restatement

During 2002, following an evaluation of its finished goods inventory, the Company made a determination that labor and overhead had been excluded from the price of finished goods in prior periods. The Company determined that in connection with the August 2000 acquisition of Vitro Diagnostics, Inc., the acquired inventory was understated by $194,883, and that goodwill was overstated by an equal amount. In addition, the Company became aware of certain inventory items that had been valued incorrectly as of December 31, 2001 and determined that these inventory items were overstated by approximately $47,500. Also in 2001, the Company granted warrants for consulting services performed during the period through March 2002. The amortization of these warrants totaling $32,880 has been recorded in the nine months ended September 30, 2002. Previously deferred registration offering costs of $175,608, were also charged to expense for the nine months ended September 30, 2002. Production expenses totaling $162,000 for the nine month period and $83,900 for the three month period ended September 30, 2002, which had been previously included as operating expenses, were also reclassified to cost of goods sold for the periods.

As a result of the above items, the Company has restated its previously issued financial statements for the periods ended September 30, 2002, resulting in an increase in the net loss and basic and diluted net loss per common share outstanding of $(204,526) and $(.02) for the nine months ended September 30, 2002 and $(41,736) and $(.01) for the three months ended September 30, 2002, respectively.

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

                                                        Three  Months                  Nine Months
                                                     Ended September 30,            Ended September 30,
                                                     --------------------          ----------------------
                                                     2003            2002          2003              2002
                                                     ----            ----          ----              ----
Net income (loss), as reported                  $ (352,000)     $ (148,000)   $(1,016,000)       $(630,000)
Deduct:  Total stock-based employee compen-
sation expense determined under fair value
based method for awards granted, modified
or settled, net of related tax effects              (5,000)              -        (14,000)               -
                                                ----------      ----------     -----------       ---------

Pro forma net income (loss)                     $ (357,000)     $ (148,000)   $(1,030,000)       $(630,000)
                                                ==========      ==========    ===========        =========
Earnings (loss) per share:
         Basic and diluted - as reported            $(0.04)         $(0.02)        $(0.11)          $(0.07)
                                                      =====           =====          =====           ======
         Basic and diluted - pro forma              $(0.04)         $(0.02)        $(0.11)          $(0.07)
                                                      =====           =====          =====           ======





ITEM 2.

                                 ASPENBIO, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Comparative Results for the Nine-Month Periods Ended September 30, 2003 and 2002

Sales for the nine months ended September 30, 2003 totaled $563,000, which is a $12,000 or 2% increase from the nine months ended September 30, 2002. The increase in sales is primarily attributable to expanded shipments to existing customers. It is not unusual for the orders from our customers to vary by quarter depending upon the customer's sales and production needs. We cannot predict future sales volumes that could be expected from existing or other customers.

Costs of sales for the nine months ended September 30, 2003 totaled $319,000, a $36,000 or 10% decrease as compared to the 2002 period. The change in cost of sales resulted from a combination of factors, no one of which was significant. Gross profit percentage increased to 43% in the nine months ended September 30, 2003, as compared to 36% in the 2002 period. The change is generally attributable to more efficient production out of our new facility.

Selling, general and administrative expenses in the nine months ended September 30, 2003, totaled $578,000, which is a $223,000 or 63% increase as compared to the 2002 period. The increase is a combination of additional personnel on staff, higher operating expenses in our new facility and the costs of now being a public reporting entity.

Research and development expenses in the 2003 period totaled $403,000, which is a $168,000 or 71% increase as compared to the 2002 period. The increase is due to the costs being incurred to develop an expanded line of technologies as compared to the prior year. Current technologies being developed include the bovine pregnancy tests and bovine pregnancy enhancement products, an E. Coli infection treatment product, and several other technologies. Depending upon available cash, we expect research and development expenses to continue at this level for the balance of 2003.

Interest expense for the nine months ended September 30, 2003, increased to $197,000 or $127,000 more as compared to the 2002 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs. We also recorded a $81,500 expense during the 2003 period for the estimated non-cash cost associated with the revision in terms of a convertible loan which was completed during the period ended September 30, 2003.

No income tax benefit was recorded on the loss for the nine-month period ended September 30, 2003, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized.

     Comparative Results for the Three-Month Periods Ended September 30, 2003 and 2002

Sales for the three months ended September 30, 2003 totaled $177,000, which is a $109,000 or 38% decrease from the 2002 period. The change in sales is primarily attributable to the timing of existing customer's order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers' sales and production needs.

Costs of sales for the three months ended September 30, 2003 totaled $103,000, a $91,000 or 47% decrease as compared to the 2002 period. The change in cost of sales resulted from overhead expenses we are incurring as a result of moving into our new facility in January 2003, offset by lower sales levels for the period. Gross profit percentage was 42% in the 2003 period as compared to 32% in the 2002 period. The change is generally attributable to more efficient production out of our new facility.

Selling, general and administrative expenses in the three months ended September 30, 2003, totaled $192,000, which is a $48,000 or 20% decrease as compared to the 2002 period. The decrease relates primarily to lower outside services incurred during the period.

Research and development expenses in the 2003 period totaled $81,000, which is a $59,000 or 273% increase as compared to the 2002 period. The change is due generally to the timing of development costs being incurred to develop an expanded line of technologies as compared to the prior year.

Interest expense for the three months ended September 30, 2003, increased to $71,000 or $23,000 more as compared to the 2002 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs. We also recorded a $81,500 expense during the 2003 period for the estimated non-cash cost associated with the revision in terms of a convertible loan which was completed during the period ended September 30, 2003.

     Liquidity and Capital Resources

The Company reported a net loss of $1,016,000 during the nine months ended September 30, 2003. At September 30, 2003, the Company had a working capital deficit of $488,000. Management believes that in order to continue with the technology development activities and support the current level of operations, the Company will need to continue to pursue its capital raising activities. Management's plans also include continuing to fulfill the requirements under the global development and distribution agreement signed in March 2003, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. The Company is also focused on generating increased product sales, and raising additional capital.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2003, are anticipated to total less than $20,000. Funding for the capital additions is contingent on the Company's ability to obtain additional financing and available working capital.

AspenBio anticipates that spending for research and development for the fiscal year ending December 31, 2003, will continue at a similar pace to those for the three months ended September 30, 2003. The primary expenditures will be to continue to file patents on the Company's technologies as well to fund development costs in support of the current pipeline products. The principal products consist of the bovine pregnancy tests and bovine pregnancy enhancement products, and an E. Coli infection treatment product

During February 2003, the Company secured a $250,000 line of credit and as of September 30, 2003, $248,500 had been drawn and was outstanding under the line of credit.

During June 2003, the Company closed on a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by the Company's President. The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700.

During June 2003, the Company's President agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $150,000 will be made to him if the Company raises sufficient equity funding to meet certain other needs.

During August 2003, the Company finalized an agreement with the holder of a $500,000 convertible note payable which matured in July 2003, to convert $150,000, plus $38,281 in accrued interest into common stock, be repaid $300,000 in principal and have $50,000 remain outstanding under a new 10% note due November 26, 2003. In consideration for the revisions that were made to the note, the Company agreed to reduce the conversion price from the $1.50 per share under the original note to $1.00 per share for the converted portion. Additionally, the Company granted the holder a warrant to purchase shares of common stock at $1.50 per share through July 2005. As a result of the reduction in the conversion rate to $1.00 per share, the Company recorded a debt conversion inducement expense of $81,500, representing the value of the additional shares received as of the date of conversion. The value of the 250,000 share warrant granted to the holder was computed and allocated to the components of the transaction. The value of the portion allocated to the new debt will be recorded as additional interest expense over the life of the new note.

In the third quarter of the current fiscal year Cambridge Holdings, Ltd. a stockholder of the Company, loaned a total of $40,000 under two notes to the Company. The proceeds of the notes were used for working capital, with the notes due on demand bearing interest at 10%.

We have collected $724,000 in a private placement of our securities, which is restricted until we meet certain conditions.

The Company recently completed an offering of debt. As of September 30, 2003, $285,000 out of a $350,000 debt offering had been funded and closed. The remaining $65,000 of the debt offering was closed in October 2003. The unsecured notes bear interest at 8% and are due at the earlier of May 2004 or at the time $1,000,000 is raised in common stock currently being offered. The debt offering consisted of a note for $1.00 and one share of common stock for each $1.00 invested in the notes. To reduce the amount of the dilution as a result of the debt offering, the Company's president contributed 350,000 shares of common stock to the Company that were used in the offering. The proceeds of the offering have been allocated between the estimated value of the notes, the stock and the warrant, based upon their respective estimated fair values. The amount allocated to the non-debt elements will be accreted back to the debt as additional interest expense over the life of the notes. The Placement Agent selling the notes received fees and expenses of 13% of the proceeds raised plus a warrant to acquire 150,000 shares of common stock at $1.50 per share exercisable through June 2006.

     Operating Activities

Net cash consumed by operating activities was $176,000 during the nine months ended September 30, 2003. Cash was consumed by the loss of $1,016,000, less non-cash expenses of $202,000 for depreciation and $97,500 associated with additional non-cash interest items. An increase in accounts payable and accruals of $326,000 during the period funded a portion of the loss. During March 2003, cash of $200,000 was received upon the execution of the global development and distribution agreement, which has been recorded as deferred revenue until the Company has completed the contingencies under the agreement.

Net cash outflows from operating activities consumed $455,000 during the nine months ended September 30, 2002. Cash was consumed by the loss of $630,000, offset by $68,000 in total depreciation and amortization expenses and cash expended of $44,000 to increase inventories. Operating cash flow benefited from a $172,000 reduction in accounts receivable during the 2002 period due to lower sales levels. Expenditures associated with the development of the bovine pregnancy test also increased the rate of cash outflow.

     Investing Activities

Net cash outflows from investing activities consumed $235,000 during the nine months ended September 30, 2003. The outflow was primarily attributable to purchases of property and equipment and intangibles.

Net cash outflows from investing activities consumed $513,000 during the 2002 period. The outflow was attributable to purchases of property and equipment and payments for intangibles.

     Financing Activities

Net cash inflows from financing activities generated $385,000 during the nine months ended September 30, 2003. The Company drew $249,000 under the new line of credit. The construction loan was increased by $653,000, advanced directly to finalize the construction of our new facility. This loan was converted into a permanent mortgage in June 2003. During the period we received $63,000 in new loan proceeds above the amounts that we repaid during the period. We also received proceeds allocated to the sale of stock totaling $134,000, and repurchased and retired $100,000 of common stock during the period. We have collected $724,000 in a private placement of our securities, which is restricted until we meet certain conditions.

Net cash inflows from financing activities generated $1,179,000 during 2002. During the period, the Company received $300,000 in connection with the completion of sale of securities and we received $979,000 in stockholder debt. During the 2002 period $50,000 was used to reduce debt and $49,000 was paid out in dividends.

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

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN

46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

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

                            PART II OTHER INFORMATION

Item 2. Changes in Securities

In August 2003 the Company issued 188,281 shares of its common stock and a 10% note to one accredited investor and stockholder as part of the terms of renegotiating a $500,000 convertible note payable. This issuance of securities was made in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended. No commissions or other remuneration was paid on this transaction.

On July 15, 2003, and September 15, 2003, the Company issued 10% promissory notes, totaling $40,000, due on demand to one accredited investor in a transaction qualifying under the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended. No commissions or other remuneration was paid on this transaction.

In September and October, 2003 the Company issued in a private placement Series A 8% Notes in the aggregate principal amount of $350,000 plus shares 350,000 shares of the Company's common stock. The offering was made to accredited investors only in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 promulgated thereunder. Berry-Shino Securities, Inc. acted as placement agent for the offering and received as commissions or fees 13% of the gross proceeds plus warrants to acquire 150,000 shares of the Company's common stock exercisable at $1.50 per share through June, 2006.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits 31.1, 31.2 and 32 are furnished.

         (b) No Form 8-K reports were filed during the period.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AspenBio, Inc.
                                            (Registrant)



Dated: November 14, 2003                    By: /s/ Roger Hurst
------------------------                    ----------------------
                                            Roger Hurst, President