Form 10KSB
period 2003-12-31
ASPENBIO INC
filed 2004-03-26
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2003


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

              1585 South Perry Street, Castle Rock, Colorado 80104
    -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                                           Yes [X]  No [ ]

     Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant had revenues of $650,575 for its most recent fiscal year ended December 31, 2003.

     The aggregate market value of the common stock of the registrant held by non-affiliates as of March 19, 2004 was $7,789,000.

         The number of shares outstanding of the registrant's common stock at March 17, 2004, was 10,477,031.

Transitional small business disclosure format.  Yes [ ]    No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement expected to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's annual meeting of shareholders are incorporated by reference into portions of Part III of this Form 10-KSB.

                                 ASPENBIO, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                           Page

PART I
Item   1.   Description of Business...........................................1
Item   2.   Description of Property..........................................15
Item   3.   Legal Proceedings................................................15
Item   4.   Submission of Matters to a Vote of Security Holders..............15

PART II
Item   5.   Market for Common Equity and Related Stockholder Matters.........15
Item   6.   Management's Discussion and Analysis or Plan of Operation........16
Item   7.   Financial Statements.............................................21
Item   8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................39
Item 8A.    Controls and Procedures..........................................39

PART III
Item   9.   Directors and Executive Officers of the Registrant...............41
Item 10.    Executive Compensation...........................................41
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters...................41
Item 12.    Certain Relationships and Related Transactions...................41
Item 13.    Exhibits and Reports on Form 8-K.................................41
Item 14.    Principal Accountant Fees and Services...........................41


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

     Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which we intend to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management's analysis of our assets, liabilities, and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors, which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, problems in collecting receivables, testing or other delays or problems in introducing our bovine pregnancy test, and difficulties in obtaining financing on an as-needed basis.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     We were founded to acquire the antigen business from Vitro Diagnostics, Inc. in August 2000, and to leverage that base of operations and technology to develop new products with substantial market potential. Our management team had been conducting the antigen business at Vitro Diagnostics since 1990. Many new products have been developed since the acquisition.

     Our human diagnostic antigen division has been our core business and, taking into account the operations while this division was part of Vitro Diagnostics, this part of our business has been in operation since 1990. We have continued to expand our product offerings since it became part of AspenBio. We manufacture over thirty products. Our products are used as standards and controls in diagnostic test kits, antibody purification and in research projects.

     Our strategy is to search for niches that we can dominate with our purification abilities. We are focusing on expanding our business into other uses of purified proteins, principally for diagnosis and treatment of humans and animals. An important factor in the diagnostics business is the vastly reduced times required from product conception to saleable product as compared to therapeutic products which often require many years to market, due to significantly more stringent FDA requirements for those types of products. With this in mind we have started a diagnostic test division developing lateral flow test strips for use initially in the lab and research and development sectors. To date we have developed nine tests with an additional approximately dozen tests currently in the early stages of development. We anticipate having a total of approximately twenty tests finished and ready to go to market before the end of 2004. The Company is in discussions with a number of potential marketers of these types of products. We are hopeful that we will enter into agreements with the best-suited marketers/distributors for each individual test. Furthermore many of these tests may have multiple markets as their availability and ease of use and time saving features become known.

     We are engaged in the discovery, development, manufacturing and marketing of industry-leading products for human and animal healthcare. We leverage our expertise as the dominant supplier of antigens for diagnostic kit manufacturers to target and validate potential products of significant economic value while focusing our resources on areas of animal and human healthcare where we believe there are clearly unmet needs. We apply our advanced understanding of the purification processes of antigens to develop products off a broadly applicable technological platform. Our product pipeline consists of product candidates in various stages of clinical and pre-clinical development. One of our business strategies is to pursue and develop products and technologies which we believe have a relatively short time line to revenue, i.e., 18-24 months in addition to others where the time to market maybe substantially greater. We pursue technologies under "in-licensing" agreements with universities, researchers or doctors; complete research and development on the technologies through proof of concept, and then either "out-license" to "Big Pharma" companies and \ or go to product introduction and launch.

     Our first out licensed product was the Early Detection Bovine Pregnancy Test. On March 31, 2003, we announced a Global Development and Distribution Agreement covering the Early Detection Bovine Pregnancy Test with Merial Limited ("Merial"), the world's leading animal health company. Merial (preliminary Merial web site for the AspenBio pregnancy test is - http://us.merial.com/bovinetest) is a joint venture between Merck & Co., Inc. (MRK: NYSE) and Aventis SA (AVE: NYSE). The total potential market size for the Early Detection Bovine Pregnancy Test is 58 million dairy cows, each of which is potentially checked twice annually. Of the 58 million dairy cows 25 million are readily accessible thru sophisticated existing channels of distribution. Under the terms of the Agreement, following successful completion of the test, Merial must achieve sales goals of 1.5 million units in 2004, 4.0 million units in 2005 and 5.0 million units in each calendar year thereafter during the full term of the Agreement. In addition to product development fees totaling $1.9 million, we will also receive 33% of all gross sales of the product under the terms of the Agreement subject to a minimum of $1.75/ test. To date we have not successfully completed the clinical trial required to resolve an issue relating to the test's sensitivity in order to be able to go to commercialization of this product. Accordingly, the product has not been released for distribution to date and we are continuing to work on improving the sensitivity of the test.

Products and Status of Products

Human Antigens - We currently manufacture more than thirty human antigens and tumor markers. These are proteins that we manufacture from human tissues and fluids, using our proprietary purification processes, so that they are in an especially pure form. These proteins are used as part of diagnostic test kits manufactured and sold by others. The test kits diagnose tumor marker levels within the blood or hormone imbalances by measuring the presence and/or levels of certain proteins. The proteins supplied by us are typically used to determine whether the test is functioning correctly, more commonly know as controls. We have manufactured human antigen products since 1990 and can produce additional proteins through our proprietary purification process. Our human diagnostic antigen product division has represented our base revenue stream to date. Our products are used as standards and controls in diagnostic test kits, antibody purification and in research projects. The approximate $.7 million annual revenues derived from this division provides a consistent revenue stream to help support the Company and its ongoing research and development activities. Recently we have begun work on a number of new antigen products in response to expanding customer requests. Some of these are in the research and development phase, which typically should be finished and available for customer testing approximately 90-120 days after we commence our work.

     In order to distribute our human antigen products, we manufacture the purified proteins at our facility, and then lyophilize (freeze dry) the ingredients contained in a glass vial. We then send the products out to customers in vials with tops that allow the use of a syringe to reconstitute the product enabling the end user to remove and use the products from the vial.

Ungulate Pregnancy Test - The ungulate pregnancy test is designed to determine the pregnancy status of cows within approximately 18 days after artificial insemination prior to the end of the cow's cycle. Pregnancy is necessary for milk production and the dairy industry relies on artificial insemination to impregnate the cows to assure genetics and reduce the breakdown of cows thru the natural reproductive process. The traditional way of determining pregnancy is via palpation, a physical examination by a veterinarian. Ultrasound is also being used on a limited basis. The test kit we intend to produce would permit pregnancy status to be determined sooner than the traditional methods, which, in turn, would permit a herd manager to repeat the artificial insemination process at an earlier date on cows determined not to be pregnant. Also, our test does not include any physical risk to the calf. We believe pregnancy in other hoofed animals can be determined using the same antigen. The pig, elk, bison, and sheep industries also utilize artificial insemination, and we plan to develop these pregnancy test kits as well where feasible.

     Our bovine pregnancy test consists of a plastic cartridge containing a membrane, which has been sprayed with an antibody. The antibody was created from rabbits that were exposed to a specific purified antigen manufactured at our facility. Once a blood sample from a cow is exposed to the antibody on the membrane it will cause the strip to change color indicating the presence of a certain antigen which is only present in the blood of a pregnant cow. This reaction occurs approximately at day 18, following artificial insemination to enable the determination of pregnancy. The test strip will be sealed in a foil package along with a pipette. Within the kit there will be a needle for drawing the blood sample, a blood collection tube, a holder for the needle, and a bottle containing a buffer reagent. The exact configuration of the kit is not complete as we are continuing development on the test.

     Once the development work is complete we anticipate that in order to create commercial quantities of test kits, we will produce the active ingredients and send them to a company that specializes in large-scale manufacturing of test strips. This company would place the active ingredients onto the test strips and then ship the sealed and packaged pregnancy test kits to our warehouse or to our customers for distribution.

     We entered into licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, to obtain the exclusive rights to manufacture the protein used in the bovine pregnancy test kit. We have filed two provisional patent applications, as well as a trademark application for "Surbred," the name of the bovine pregnancy test kit. This technology has been in development for 12 years at the universities.

     On March 29, 2003 we entered into a distribution agreement described above, with Merial. Merial is a joint venture between Merck and Aventis. We have granted Merial exclusive rights to market and distribute the bovine pregnancy test worldwide. Based on findings of an expanded field trial we concluded that improvements need to be made to the test before marketing can begin. We have recently contracted with a recognized industry expert in this field to assist our internal efforts in development of the test. The test was not launched by October 2003, as previously anticipated, and the receipt of the second development payment of $700,000 from Merial has been delayed. Development efforts are ongoing with the goal being to try and have product ready to introduce at the World Dairy Expo that occurs in the fall. As a result of the delays we are experiencing in the introduction of the test, Merial may reduce the second development payment, or eliminate it if we are not able to deliver the test or terminate the agreement. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to date. To date they have been supportive of our efforts to resolve the sensitivity issues surrounding the pregnancy test.

Bovine LH/ Staybred- A complementary technology to the early detection bovine pregnancy test is our Bovine LH drug. This product was developed, under the trade name "StayBred" in collaboration with Dr. Kevin McSweeny, DVM. Initially the product utilized hCG injected into dairy cows intended to play the role of LH to reduce the rate of pregnancy loss. Currently up to 70% of dairy cows absorb or abort causing significant financial loss to the dairy. We are on track to complete the development of StayBred (rBovine LH) by the end of the year 2004. We plan to begin to market and test the product in the field on a very limited basis via veterinary prescription unless a licensing arrangement is entered into with a partner that wants to delay introduction until the product can be sold with a major advertising rollout. We will also file with the FDA an Abbreviated New Drug Application ("ANDA") and begin the registration process as soon as practical after a successful large-scale clinical using recombinant LH. The Company, upon launching the project, filed a Provisional Patent Application to protect the concept and methods of product use. Further, the Company has been amending the Provisional Patent Application with clinical and field results. We plan to continue and expand the protection of our product and findings, as results become known.

     It is estimated that there are approximately 58,000,000 artificially inseminated dairy cows worldwide. The product StayBred would be an applicable and beneficial application to dairy cows at the average rate of 1.75 times per year as a therapeutic to maintain pregnancy. Total potential annual market size (assuming only those cows in timed breeding programs is 25,000,000) is therefore estimated to approximate 40-50 million doses. We do not currently have an estimate of our, or a potential marketing partner's ability to penetrate the total market, should the product continue to provide the results experienced to date in the native form. We plan to begin discussions and negotiations with major pharmaceutical companies who have shown an interest in licensing/distributing/purchasing the StayBred product. We are in various stages of preliminary discussions with interested parties regarding the LH technology. We anticipate that as we proceed to a large clinical trial of a recombinant form of LH we will have additional discussions and determine what course of action is best.

     Although the product is still in its development stage and must still be tested for effectiveness (and although we can provide no assurance that such development and testing efforts will be successful), we anticipate the "value" of the StayBred product to the dairy cow industry may be summarized as follows:

     o Percentage of cows maintaining pregnancy may significantly increase by approximately 30-45%.
     o Saves the additional cost and manipulation to the animal of repeated reproduction treatments. o Reduces average days a cow is "open" (un-bred), thereby improving milk and calf production.
     o Anticipated cost per application is easily cost justified to the dairy.
     o    The product is easy to administer.
     o    Technology is Patent Pending.

Lateral Flow Test Technology Kits -AspenBio has created a Lateral Flow Division for the development and manufacturing of immunochromatographic rapid test devices. The devices determine the presence or absence of minute quantities of target analyte in unknown samples within a few minutes. Typically, these devices are used by the human and animal healthcare industries as clinical diagnostic tools. The most commonly known test of this nature is the home pregnancy test. We have found additional applications for the lateral flow device in the biotechnology and laboratory field. Since the devices are sensitive and yield results quickly, they are ideal for research and development projects that include protein expression and/or purification. This device can save up to 12 hours of laboratory time by replacing immunoblotting in some cases. AspenBio has developed nine different tests thus far. We are currently investigating a number of partners to team up with to market and distribute these time and money saving devices to laboratories, universities and a broad range of other applications.

Equine Proteins - The purified equine protein products we are developing would have both diagnostic and therapeutic uses for horses. We began purifying equine pituitary-derived antigens in 2001, and are currently working on development of diagnostic test kits and recombinant antigens. The diagnostic test kits can be used to measure hormone levels affecting fertility, thyroid, growth and lactation. Uses of the recombinant antigens include inducing fertility, improving healing of wounds, and inducing lactation. The purification processes we use for the human antigens can be used in manufacturing equine proteins. The therapeutic use of the equine proteins is currently in limited testing on horse farms. The results to date based on discussions with the doctors in the field have been encouraging. AspenBio's preliminary products appear to solve some of the therapeutic problems related to breeding problems in horses as well as an anti-aging drug for horses over eighteen years old.

Insulin/PZI - We are working on developing a recombinant form of bovine and porcine insulin, which is commonly referred to as PZI. PZI was previously manufactured by Eli Lilly and was used for treatment of human diabetes, until it was phased out of production in the mid-1990s and replaced by recombinant human insulin. We expect to use PZI initially for treatment of feline diabetes. The available human insulin does not successfully replace the cat's own insulin and bovine insulin is more similar in molecular structure to feline insulin. We are currently working to create a recombinant form of PZI that exactly matches the PZI previously manufactured by Eli Lilly. We hope to begin selling PZI in 2005, if we can obtain a compassionate drug exemption from the Food and Drug Administration to begin manufacturing and marketing PZI while formal approval is pending. We can apply for a compassionate drug exemption based on the need for PZI to treat feline diabetes when there are no other comparable products. Based on our investigation of this process, we are hopeful that we will be able to obtain an exemption. The manufacture and bottling of PZI will be done by an outside entity because of clean room and FDA requirements. We hope to enter into arrangements for marketing the product once we have finished with our development work with a pharmaceutical company.

Human Appendicitis Test - Appendicitis is a common acute surgical problem affecting patients of a wide age range. There are approximately 700,000 cases annually in the United States. An accurate diagnosis at a sufficiently early stage is a significant factor in achieving a successful outcome. An accurate and early diagnosis, however, is difficult because there is considerable overlap of genuine appendicitis with other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a reliable indication of appendicitis. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition. A dilemma for surgeons is minimizing the negative appendectomy rate without increasing the incidence of perforation among patients referred for suspected appendicitis. AspenBio aims to address this problem by identifying novel diagnostic markers through genomic and proteomic screening approaches in collaboration with Dr. John Bealer, a pediatric surgeon with extensive experience in the area. AspenBio has filed a patent application entitled "METHODS RELATING TO DIAGNOSIS OF APPENDICITIS". The project is in Research and Development phase as serum and tissue samples are now being harvested and banked. Testing is ongoing for a marker that could be used to assist in or determine the diagnosis of the condition.

CEA - Carcinoembryoinc antigen is a tumor marker found in patients suffering from colon cancer. Currently, serum CEA levels are closely monitored in a cancer patient to assist in treatment of the disease. Native CEA is derived from human liver tissue extracts. Liver tissue positive for CEA is difficult to obtain and the need for cell culture derived CEA is of high importance. AspenBio has cells in culture that produce the antigen, however, the cultures are being optimized to induce the cells to produce optimal levels of CEA to make the production of CEA most cost effective. AspenBio has a patent pending for methods used for purification of CEA.

Raw Materials

     The human antigens are purified from human tissue or fluids. We have several sources available for the materials needed.

     We have recombinant sources for both the protein for the bovine pregnancy test and the PZI. We have also cultured cell lines and recombinant material for both human and animal proteins, which can be used for therapeutic applications, when produced in a GMP facility. Ultimately, we expect that this type of production will replace the need for tissue or fluids as a source material, thereby reducing the chance of contamination from possible impurities.

Intellectual Property

     We have not filed patents for our human diagnostic antigens, although we treat our protein purification process as proprietary. Much of the purification work is considered an art form and the processes are trade secrets. We have filed for a patent or provisional patent on a number of our technologies. The total number of provisional patent applications, patents pending or licensed or pending patents is in excess of 25.

     With respect to the ungulate pregnancy test, we entered into exclusive licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, for the manufacture, use, sale and distribution of the pregnancy proteins used in the test. We have titled the pregnancy test "Surbred 15"and titled the LH product "Staybred" and have applied for trademark protection. We have also filed provisional patent applications for the bovine pregnancy test as well as the LH product, among a number of others.

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

     Due to the status of development to date, we have not yet filed patent applications with respect to the equine protein products.

Marketing/Competitive Conditions

Product Markets

Human diagnostic antigens - The total market for human antigens and tumor markers is estimated at approximately $2 million, annually. We believe we currently are the largest supplier in our market, and all of our revenues to date have come from sales of these products. We expect to continue adding products to our diagnostic protein line. Our primary competitor for supply of human pituitary antigens is Dr. Albert Parlow, a professor at UCLA. We believe that we have displaced Dr. Parlow as the largest supplier.

Lateral Flow Test Technology Kits -We have recently created a Lateral Flow Division for the development and manufacturing of immunochromatographic rapid test devices. The devices determine the presence or absence of minute quantities of target analyte in unknown samples within a few minutes. This device can save up to 12 hours of laboratory time by replacing immunoblotting in some cases. AspenBio has developed nine different tests thus far and has a number of others in various stages of development. We are currently investigating a number of partners to market and distribute these devices to laboratories, universities and a broad range of other applications.

Ungulate Pregnancy Test - The bovine pregnancy tests currently available in the marketplace cannot determine pregnancy status until at least 30 days from insemination. Testing by palpation includes a risk of aborting the calf. Our bovine pregnancy test is designed to determine status sooner and does not involve a physical risk to the calf. Because the first attempt at artificial insemination is often unsuccessful, cows in the same "heat" cycle can be inseminated again if the pregnancy status is determined quickly enough. Our test is an antigen-based test that detects the presence of a novel protein that is designed to determine the pregnancy or open status of a cow. Success in any operation of dairy or beef cattle depends on efficient reproduction. Producers who can minimize the interval between first pregnancy and all subsequent bovine pregnancies should achieve higher reproductive efficiency and we believe enhanced profitability. This early detection method gives operators the opportunity to breed open animals twice during every 21-day estrous cycle versus the traditional once, without use of the test until a successful, healthy pregnancy is achieved.


     The worldwide population of dairy cows exceeds 100,000,000, of which approximately 58,000,000 cows are located in North America, Europe and the former Soviet Union. It has been estimated that approximately 70% of cows in the North American and European dairy industry are artificially inseminated. Although there are no published reports known to us regarding timed or synchronized cow breeding programs, based on our discussions with industry sources, we estimate that approximately 25,000,000 of the artificially inseminated cows are involved in these programs and would represent our primary target market for our bovine pregnancy test. We are currently assessing the potential markets for an additional bovine pregnancy test to be used 35 days or more after insemination for use in the beef industry and for pregnancy tests of other ungulates.

     If we are able to successfully complete the Surbred 15 product Merial will provide us with sales projections and we will ship the product to Merial pursuant to an order schedule. Merial will market and distribute the product exclusively so long as target sales and other conditions are satisfied. As long as there is no competing technology, Merial must sell at least 1.5 million products in 2004, at least 4 million products in 2005 and at least 5 million products in each calendar year thereafter during the term of the agreement. If Merial does not satisfy the sales targets, then Merial will lose its exclusive distribution rights.

     With respect to each market in which Merial markets the product, the term of the agreement will be the greater of five years or the term of the patent in the country. We have also granted to Merial a right of first negotiation during the first two years of the agreement to distribute future animal health products developed by us independent of other collaborations.

     The success of a modern dairy cow operation is highly dependent upon a number of critical factors. Several of these factors are outside the control of the dairyman, such as milk prices and costs for feed, nutrients and medicines. Factors that are somewhat under their control include size of the operation (number of head milked), labor costs and access to high quality bulk feed.

     The amount of revenue derived from milk sales is a function of the quantity of milk produced and the level of milk fat contained in the milk. The quantity and the level of milk fat contained in milk correspond directly to the amount of time that a cow is pregnant. The more days during a year that a cow remains un-bred ("open"), the lower the annual milk production from that cow, hence the lower the revenue received.

     Over the last decade, the average number of days per year that a cow remains open has steadily increased from the 130 days range to the 175 days range. This has had a direct negative correlation on the average milk revenue per head.

     A significant percentage of dairy cows, when inseminated, do not successfully become pregnant. This is due to a number of factors that cause the cow to abort or absorb. The rate of a cow being successfully bred on the first try when she is in heat has decreased over the past decade from the 50% range to less than 35%. On average, 65-70% of cows that are AI'ed require a second insemination, and approximately 40% will require a third, or may be culled from the herd.

     The total cost of artificially inseminating a cow, including the semen, breeder time and the administration of Gonadorellin ("GnRH") and prostaglandin ("PGF") to promote ovulation, is estimated for an average dairyman to be in the range of $40 to $55, per head per treatment, before the cost to ultrasound to determine results. The majority of this cost is incurred again with each subsequent AI, averaging at least two treatments per year to achieve successful pregnancy.

     It is believed that a combination of factors is contributing to the poor reproduction rates. Among these are:

     1. Nutritional factors such as High Protein Diets, Negative Energy Balance, and Vitamin and Mineral Deficiencies.
     2. Disease conditions such as Metritis, RFM, Ovarian Cysts, Twins, BVD and Trichomoniasis.
     3. Management issues including Industry Expansion, Cows Spending More Time on Concrete, Less Time Spent Detecting Peak Heat Cycle, Heat Stress, Inbreeding and Genetic Trends.

     In recent decades, products to assist in achieving better AI success rates have been introduced. The administration of GnRH during the estrous cycle results in natural LH release, causing ovulation or luteinization of large follicles present in the ovary, synchronizing the recruitment of a new follicular wave, and equalizing follicle development waves. Subsequent administration of PGF induces the regression of an original corpus leuteum (CL) and allows final maturation of the synchronized dominant follicle. The cost associated with these doses is appreciable, with GnRH at $12.80 per dose (Merial being the dominate market player) and PGF at $3.30 per dose (Pfizer/Pharmacia being the dominant market player), in addition to the average $25 - $40 cost of the straw of semen and breeder time, used for the AI.

     The following chart describes the ovulation synchronization protocol for dairy cows using traditional synchronization protocol and our new StayBred(TM) and SurBred15(TM) (Early Detection Bovine Pregnancy Test) products in development. We are currently refining our approach to this reproduction problem, and further studies are ongoing. This chart also describes the potential savings to the dairy by using our StayBred(TM) product at Day 4 and our SurBred15(TM) product at Day 18 post artificial insemination "AI":



                            OVULATION SYNCHRONIZATION

                            CURRENT PROTOCOL AND COST

------------------- ------- ------ ------- ----------- ----------- ----------
Day                  -10   | -3    -1          0         32         45
------------------  ------- ------ ------- ----------- ----------- ----------
Drug/               GnRH    PGF    GnRH    AI          Ultrasound  Palpation
Procedure
------------------  ------- ------ ------- ----------- ----------- ----------
Approximate Cost    $12.80  $3.30  $12.80  $15 to $25  $10 to $30  $1 to $2
per Dose/Procedure
------------------- ------- ------ ------- ----------- ----------- ----------

     The total cost of AI under current protocol can range from $55 to $86. GnRH is the name of the drug sold by Merial. PGF is also known as Lutelyze and sold by Pfizer/Pharmacia.



                       OVULATION SYNCHRONIZATION PROTOCOL
                      USING STAYBRED(TM) AND SURBRED15(TM)

------------------- -------- ------ -------- ------------ -------------- -------------
Day                    -10     -3       -1        0           4              18
------------------- -------- ------ -------- ------------ -------------- -------------
Drug/               GnRH     PGF    GnRH     AI           StayBred(TM)   SurBred15(TM)
Procedure                                                                Pregnancy
                                                                         Test
------------------- -------- ------ -------- ------------ -------------- -------------
Approximate Cost    $12.80   $3.30  $12.80   $15 to $25   Projected $8   Projected
per Dose/Procedure                                        to $10         $5 to $7
------------------- -------- ------ -------- ------------ -------------- -------------

     Because we believe the use of StayBred(TM) results in a higher number of cows maintaining pregnancy (an increase from approximately 30% to approximately 50% in our initial field tests, using the native product) the overall costs of reproduction decrease. This means the annual costs associated with GnRH, PGF & AI will drop, and because the dairy's cows will retain approximately 20% more calves from the first round of AI thereby eliminating the need to re-incur the AI costs in these cows. When SurBred15(TM) is used to determine if a cow is open at day 18 after AI, the operator is in a position to re-AI the open cow within the same estrous cycle thereby reducing duplicate drug costs. Feed costs may also be lowered through better herd management.

     AspenBio is in field trials of a product to improve successful pregnancy rates in cows. The Bovine LH product has been developed, under the trademark "StayBred" in collaboration with Dr. Kevin McSweeny, DVM. AspenBio has successfully completed initial studies using native highly purified (or natural) bovine LH. AspenBio is on track to complete the initial Proof of Concept of StayBred (rBovine LH, r=recombinant) during the first half of 2004.

     It is the Company's plan to begin to market and test the product in the field on a limited basis via veterinary prescription once the final formulation has been successfully tested and a mass production process has been determined. The Company will also file with the FDA an ANDA and begin the registration process once the previously mentioned milestones have been achieved. The Company, upon developing the project, filed a Provisional Patent Application to protect the concept and methods of product use. Further, the Company has been amending and enhancing the Provisional Patent Application with clinical and field results, resulting in the filing of an additional Provisional Patent Application. It is the plan of the Company to continue to expand the protection for our product and findings, as results become known. We believe Bovine LH can be sold by a pharmacy with a veterinarian's prescription as soon as we make it available, although we cannot provide assurances that this will be the case. It is worth noting that if we involve big pharma in this product they may not want us to go to market with a product until final FDA approval has been obtained so that they could fully gear up production and develop a significant market roll out. No big pharma is currently involved in the production or pre-production of Staybred.

     By treating the recently inseminated cow with bovine LH, we have been able to stimulate ovulation and the development of the corpus Luteum (which is believed to result in the production of progesterone which nourishes the fetus), which in turn has resulted in 37% higher retained pregnancy rates at day 32 ultrasound testing. We expect this product would probably be sold in conjunction with the other market leaders to enhance the retained pregnancy rates.

     Successful reproduction is the number one key to a successful dairy operation. The product StayBred would be an applicable and beneficial application to dairy cows as a therapeutic to maintain pregnancy.


Equine Proteins - Equine diagnostic kits and hormones for therapeutic use are not currently commercially available, so we do not expect to encounter competition in this market. However, we can offer no assurance that competitors will not enter the market. Based on information developed by Dr. Clara Singular, an independent consultant and doctor of veterinary medicine, we estimate a $10 million annual market for therapeutic use of proteins to induce fertility in horses and a $7 million annual market for diagnostic use of proteins to measure thyroid function. Preliminary studies indicate that one of these equine hormones might be used as an anti-aging treatment for horses over eighteen years old.

Insulin/PZI - PZI is not currently distributed in the United States by any other companies, so we do not expect that we will have competition in this area. However, competitors capable of distributing PZI may enter the market at any time. We are developing PZI as a product for the feline diabetes market at the request of Idexx Pharmaceuticals. According to a study conducted by Idexx, there are currently 66 million cats in the U.S. and approximately 20% are expected to suffer from diabetes. We estimate this market to be approximately $15 million annually once FDA approval is obtained for general distribution. Also, according to the American Diabetes Association, there are approximately 300,000 human diabetics whose bodies perform better on bovine/porcine insulin than the recombinant human form of insulin currently available. These people would create another potential market for PZI if we can obtain the necessary FDA approvals and partner with a pharmaceutical company.

Customers/Marketing

Human Antigens Division - The customers for our human antigen products are the manufacturers of the diagnostic test kits and research facilities and brokers who sell to these same end users. Two of our larger customers are brokers, Monobind and Golden West Biologics, which accounted for approximately eleven percent (11%) and thirteen percent (13%) of our business, respectively, in 2001. One of our customers, BioRad, accounted for approximately fifty-four percent (54%) of our business in 2003. In 2002, BioRad accounted for 48% of our sales. The loss of this customer would have a material adverse effect on this division of our business.

The National Cancer Institute, and the universities that conduct its research, are also customers for the purchase of CEA.

Lateral Flow Test Technology Kits - We are in negotiations with several potential marketing partners to market and distribute these time and money saving devices to laboratories, universities and a broad range of other applications.

Ungulate Pregnancy Test -Merial will be responsible for the marketing of this product. We expect that the customers for our bovine pregnancy test will be primarily the artificial insemination (AI) providers. The AI providers include three general categories of business: (1) pharmaceutical companies selling prostaglandins, which are used to induce estrus in cows to be artificially inseminated; (2) pharmaceutical companies selling cattle semen and providing the actual AI services; and (3) AI equipment manufacturers and suppliers. There are a limited number of these AI providers who service the dairy industry. We would expect the AI providers to market the products as well. We also expect that industry trade associations would market the bovine pregnancy test, by endorsing the product and then receiving compensation based on the value realized from such endorsements.

Bovine LH- We anticipate that the initial customers for this drug will be commercial dairy operations using timed (synchronized) breeding programs. It may also have further applications in all artificially inseminated cows. An injection given shortly after insemination should increase the retention of a healthy fetus by 30-50% based on initial studies using native LH and HcG. We anticipate that marketing on a large scale will be developed by a significant partner which will be determined as we complete our clinical trials on the recombinant form of LH now being developed.

Equine Proteins - We anticipate that the ultimate customers for the equine protein products would be veterinarians and horse owners. If we are successful in the development of these products we anticipate entering into agreements with a pharmaceutical company for marketing and distribution.


Insulin/PZI - We anticipate that the ultimate customers for the PZI would be veterinarians and cat owners. If we are successful in developing the recombinant form of PZI, we plan to seek to enter into an agreement with a pharmaceutical company for marketing and distribution. We are attempting to develop recombinant PZI that matches the original PZI manufactured by E.I. Lilly. If we pursue approval to sell PZI to human diabetics, then they would provide an additional customer base. We would expect to enter into arrangements with a pharmaceutical company for marketing and distribution of PZI if such an expanded use is possible.


General Operations

Backlog and inventory - Our business is not seasonal in nature, so we expect demand to remain relatively steady. Because we produce proteins on demand, we do not maintain a backlog of orders. We have reliable sources of raw materials, do not require significant amounts of raw materials, and can manufacture all of our protein. As a result, we do not expend large amounts of capital to maintain inventory.

Payment terms - Because we currently act as a supplier to manufacturers of test kits and research facilities, we do not provide extended payment terms.

Revenues - The vast majority of our revenues come from domestic customers. Less than 2% of our revenues come from foreign customers.

Employees - We currently have twelve full-time employees and one part time employee. We will hire additional personnel, as needed depending upon the implementation and success of our new product lines.

Research and Development

     We spent $540,000 on research and development in fiscal 2003 and $622,000 in fiscal 2002. We expect to spend significantly more over the next few years to develop our new products, primarily on the equine proteins and ungulate pregnancy tests. We will also continue research and development to improve and add antigens to the bovine pregnancy test, in order to improve accuracy and eliminate competition. If we reach an arrangement with a pharmaceutical company to assess the potential for marketing PZI to humans, we would also expect to spend research and development funds on those efforts.

Compliance

FDA

     The Food and Drug Administration (FDA) has regulatory authority over certain of our planned products. Our existing products require no approvals at our level.

Human Patients - FDA approval is required for therapeutic uses of products. For use on human patients, FDA extensively regulates the testing, manufacturing, labeling, advertising, promotion, export and marketing of therapeutic products. A therapeutic product administered to human patients is regulated as a drug or a biologic drug and requires regulatory approval before it may be commercialized. This would be applicable to AspenBio if we become involved in the manufacture of either the CEA colon cancer vaccine, the sale of PZI to human diabetics or the potential diagnostic for the treatment of Appendicitis.

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

LH Pregnancy Enhancing Drug - It is anticipated that an ANDA will be required to be filed with the FDA before mass distribution can occur. During the initial distribution phase management believes it will be able to sell the drug through compounding pharmacies for distribution to diaries, with a veterinarian's prescription.

Equine Proteins - As the equine proteins would have a therapeutic use, they would require regulatory approval similar to that required for PZI.

PZI/Feline Diabetes Application - FDA approval will be necessary for PZI to be used for treatment of feline diabetes. New drugs for companion animals must receive New Animal Drug Application approval prior to marketing. The requirements for such approval are similar to those for human drugs and may require similar clinical testing. We plan to file a compassionate drug exemption application, so that we can manufacture and use PZI while the FDA is conducting the more comprehensive review. This application would be based on the need for PZI to treat diabetic cats and the fact that there are no comparable products manufactured by a USA company. We believe the exemption may be available based upon discussions with an experienced potential industry partner. We are hopeful that FDA approval will not be difficult to obtain because PZI was previously approved for this use. If approval were obtained, we would once again be subject to ongoing regulation, which exposes us to the risks associated with compliance failures.

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

Our success depends on our ability to develop and commercialize new products

     Our success depends on our ability to successfully develop new products. Although we are engaged in human diagnostic antigen manufacturing operations and all of our revenues are derived from this business, we believe our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more of our pipeline products. Our ability to develop any of the pipeline products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past and may again encounter in the future problems in the testing phase for different pipeline products, sometimes resulting in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our pipeline products to the point of commercialization.

Our Agreement with Merial could be terminated

     Our Agreement with Merial for SurBred15(TM) contemplated a product launch date of October 1, 2003. The sales goals under the Agreement state that the goals will be prorated by calendar quarter since the product launch did not occur by October 1, 2003. We are actively engaged in research and development on this product, but do not yet have a satisfactory working prototype. Consequently, progress payments from Merial have been delayed, and until we reach certain milestones, continued delays in developing a prototype could result in substantial modifications to the Merial Agreement, and/or possibly cancellation. As a result of problems associated with making the test into a commercially acceptable lateral flow test we have recently engaged a specialist with extensive experience in whole blood lateral flow tests to assist us in the development of this product. Although Merial has expressed its desire to continue working with us, if we are unable to meet milestones expected by Merial and/or successfully develop a prototype, Merial may discontinue its support of this product and cancel the Agreement and in the event of canceling, may request a refund of 50% ($100,000) of the advance development fees they have paid to date. The inability to successfully develop a prototype and/or cancellation of the Agreement could have a material adverse effect on our business plan and projected growth.

We Have Substantial Note Payments Due Within the Next Year

     We have borrowed an aggregate of $248,502 under our bank line of credit, which matured in February 2004. We currently anticipate that the bank will renew the line of credit under terms substantially equivalent to those currently in place for the line of credit. Any delays in refinancing this obligation or a change in the terms of the line of credit could have an adverse impact on our business and financial condition.

We Issued Securities in 2002 Which May Not Qualify For The Private Offering Exemption.

     On July 5, 2002, we made a convertible promissory note to a shareholder in connection with a $500,000 loan from him. Of the $500,000, $350,000 was used to establish an account at the bank providing our construction loan to be used as a pledge for repayment of the construction loan. We used the balance of $150,000 for general corporate purposes. The note was convertible at the shareholder's option into our common stock at $1.50 per share. We also issued to the shareholder warrants to purchase up to 275,000 shares of our common stock at $1.50 per share during a three-year period. During August 2003, we finalized an agreement with the holder under which $150,000 plus accrued interest of $38,281 was converted into 188,281 shares of common stock and we repaid $350,000 of the remaining debt in two payments during 2003. In connection with that transaction we issued 250,000 warrants to the shareholder exercisable at $1.00. We also obtained a $200,000 guaranty from another shareholder, Cambridge Holdings, Ltd., and we issued to Cambridge a warrant to purchase up to 100,000 shares of our common stock at $1.50 per share for a three-year period. The notes and warrants issued in these transactions are securities and are required to be registered unless an exemption is available. We relied on the private offering exemption from registration in making these issuances. The persons to whom we issued these securities are sophisticated, experienced investors who were our shareholders prior to these transactions and who are knowledgeable about the business, financial condition and the risks of investing in the securities. These transactions were made during the pendency of the processing of a registration statement. Under certain circumstances, the SEC has determined that separate offerings should be integrated which has the effect of destroying the private offering exemption. We do not believe that these transactions should be integrated with the sale of our shares by selling shareholders pursuant to the prospectus, which was part of the registration statement. Nonetheless, the SEC may take the position that the offering should be integrated and could challenge the availability of the private offering exemption to us. In that event, we could be subject to enforcement proceedings brought by the SEC and subject to injunctive or other relief, and could be subject to possible civil action by the two purchasers of these securities. It is also possible that the SEC could require us to make a rescission offer through a registration statement to the purchasers of the securities. Any such developments could be expensive and could harm our reputation and result in an adverse impact on our business and financial condition.

Our success will depend in part on establishing effective strategic partnerships and business relationships.

     A key aspect of our business strategy is to establish strategic partnerships. We currently have license arrangements with the University of Idaho, the University of Wyoming. Under a separate agreement with another university the Company agreed to fund $46,550 payable over a six-month period for consulting and research assistance on one of the Company's products in development. It is likely that we will seek other strategic alliances. We also intend to rely heavily on companies with greater capital resources and marketing expertise to market some of our products, such as our agreement with Merial. While we have identified certain candidates for other potential products, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these collaborations or establish new collaborations in the future on acceptable terms. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the acquisition of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, the development or commercialization of our technology in potential products may be substantially delayed.

We have limited manufacturing experience, and we may experience manufacturing problems that limit the growth of our revenue.

     We purify human and animal antigens and tumor markers. In 2003, our revenues from these sales were approximately $651,000. We intend to introduce new products with substantially greater revenue potential. We may seek to manufacture these products in-house or through contractual arrangements with third parties. In either event, we may not be able to produce sufficient quantities at an acceptable cost. In addition, we may encounter difficulties in production due to, among other things, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our profitability. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

     Roger Hurst has been our Chief Executive Officer and our largest shareholder since our inception. We rely on him for his leadership and business direction. We do not have an employment agreement with Mr. Hurst. The loss of his services could significantly delay or prevent the achievement of our business objectives.

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

Our common stock is classified as a "penny stock" under SEC rules and the market price of our common stock is highly unstable.

     A limited trading market exists for our common stock on the OTC Bulletin Board. Since inception of trading in January 2003, our common stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stock are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of the shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A significant number of our shares are or will be eligible for future sale, which may cause the price of our common stock to decline.

     As of March 19, 2004, 10,477,031 shares of our common stock and an aggregate of 3,986,662 options and warrants were outstanding. We also intend to issue additional shares and warrants in order to raise additional capital on an as-needed basis. We have granted registration rights to the holders of the shares and certain warrants and convertible notes. Sales of a substantial number of shares of our common stock in the public market or the exercise of a substantial number of options or warrants to purchase shares of our common stock, or the perception that such sales or exercises might occur, could cause the market price of our common stock to decline.

Because one of our shareholders exercises voting power of more than 11% of our common stock, he may be able to determine the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

     Roger D. Hurst currently owns 37.2% of our outstanding common stock, although he exercises voting power as to only 15.7% of our common stock due to a voting agreement whereby he must vote 2,250,000 shares pro rata with the vote of all other shareholders. Accordingly, he may have the ability to control matters affecting us, including the composition of our board of directors, any determinations with respect to mergers, or other business combinations, our acquisition or disposition of assets and our financings. In addition, Mr. Hurst may be able to prevent or cause a change in control of our company and may be able to amend our articles of incorporation and bylaws without the approval of any other shareholder, depending on the number of votes cast on any proposal. His interests may conflict with the interests of our other shareholders.

We do not currently have insurance that covers product liability.

     Our insurance policies do not currently cover claims and liability arising out of defective products. As a result, if a claim were brought against us, we would not have any insurance that would apply and would have to pay any costs directly. Because our products have only been used as part of diagnostic test kits, we did not believe that this insurance would be necessary. However, as we expand into other products, the risk of claims will increase and we will need to evaluate the need to obtain insurance.

If we fail to obtain FDA approval, we cannot market certain products in the United States.

     Therapeutic products to be used by humans must be approved by the FDA prior to marketing and sale. This would apply to our plan to potentially market PZI to human diabetics, CEA and the Appendicitis test. In order to obtain approval, we must complete extensive clinical trials and comply with numerous standards; this process can take substantial amounts of time to complete. Even if we complete the trials, FDA approval is not guaranteed. FDA approval can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards.

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



ITEM 2.       DESCRIPTION OF PROPERTY

     We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us. We moved into our new facility in early 2003 and do not presently plan any renovation, improvements, or development of this property.

     AspenBio owns the property subject to a mortgage with an outstanding balance of $3,263,287 at December 31, 2003, payable in monthly installments of approximately $23,700 and bearing interest at an approximate average rate of 6.5%. The Company maintains adequate insurance coverage on the property.


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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the over-the-counter bulletin system operated by NASDAQ under the symbol, APNB. Our common stock did not trade publicly during 2002. Trading commenced in February 2003 and high and low prices are summarized as: Quarter ended High Low

                March 31, 2003                 $4.30          $3.50
                June 30, 2003                  $3.70          $1.20
                September 30, 2003             $1.60          $1.25
                December 31, 2003              $1.45          $1.07

As of March 19, 2004 we had 1,010 holders of record (excluding an indeterminable number of shareholders whose shares are held in street or "nominee" name) of our common stock.

     We have never paid a dividend on our common stock, and we do not intend to pay cash dividends for the foreseeable future. Instead, we currently plan to retain earnings, if any, for use in the operation of our business and to fund future growth.

Recent Sales of Unregistered Securities.

     The following sets forth the equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act.

     On July 5, 2002, we made a convertible promissory note to a shareholder in connection with a $500,000 loan from him. Of the $500,000, $350,000 was used to establish an account at the bank providing our construction loan to be used as a pledge for repayment of the construction loan. We used the balance of $150,000 for general corporate purposes. The note was convertible at the shareholder's option into our common stock at $1.50 per share. We also issued to the shareholder warrants to purchase up to 275,000 shares of our common stock at $1.50 per share during a three-year period. During August 2003, we finalized an agreement with the holder under which $150,000 plus accrued interest of $38,281 was converted into 188,281 shares of common stock and we repaid $350,000 of the remaining debt in two payments during 2003. We relied on the private offering exemption from registration contained in Section 4(2) of the Act in making these issuances.

     In 2003, we also obtained a $200,000 guaranty from another shareholder, Cambridge Holdings, Ltd., and we issued to Cambridge a warrant to purchase up to 100,000 shares of our common stock at $1.50 per share for a three-year period. We relied on the private offering exemption from registration contained in
Section 4(2) of the Act in making this issuance.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Sales for the year ended December 31, 2003 totaled $651,000, which is a $(95,000) or (13)% decrease from the year ended December 31, 2002. The decrease in sales is primarily attributable to reduced shipment levels to a number of existing customers, except for the Company's largest customer, to which sales were virtually unchanged. It is not unusual for the orders from our customers to vary by quarter and by year depending upon the customer's sales and production needs. We cannot predict future sales volumes that could be expected from existing or other customers.

Costs of sales for the year ended December 31, 2003 totaled $518,000, a $144,000 or 22% decrease as compared to the 2002 period. The change in cost of sales resulted from a combination of factors, no one of which was significant. Gross profit percentage increased to 20% in the year ended December 31, 2003, as compared to 11% in the 2002 period. The change is generally attributable to more efficient production out of our new facility, net of the increased operating costs associated with the new facility.

Selling, general and administrative expenses in the year ended December 31, 2003, totaled $878,000, which is a $490,000 or 127% increase as compared to the 2002 period. The increase is primarily attributable to a combination of additional personnel on staff, higher operating expenses in our new facility and the costs of now being a public reporting entity.

Research and development expenses in the year ended December 31, 2003 totaled $540,000, which is an $82,000 or 13% decrease as compared to the 2002 period. The decrease is due to the timing of when significant costs associated with the acquisition and development of technologies, are incurred. During 2002 additional external costs were being incurred to acquire and develop the line of technologies as compared to 2003 year. Current technologies being developed include the bovine pregnancy tests and bovine pregnancy enhancement products and several other technologies. Depending upon available cash, we expect research and development expenses to increase at least back to the 2002 level for the year ending December 31, 2004.

Interest expense for the year ended December 31, 2003, increased to $353,000 or $219,000 more as compared to the $134,000 for the 2002 year. The increase was primarily due to higher debt levels to fund the new facility and working capital needs. We also recorded an $81,500 expense during the 2003 period for the estimated non-cash cost associated with the revision in terms of a convertible loan that was completed during 2003.

No income tax benefit was recorded on the loss for the year ended December 31, 2003, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2003, the Company had a net operating loss for income tax purposes of approximately $2,974,000, expiring through 2023.


Liquidity and Capital Resources

The Company reported a net loss of $1,717,000 during the year ended December 31, 2003. At December 31, 2003, the Company had a working capital deficit of $202,000. Management believes that in order to continue with the technology development activities and support the current level of operations, the Company will need to continue to pursue its capital raising activities. Management's plans also include continuing to fulfill the requirements under the global development and distribution agreement signed in March 2003, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. Under the terms of the development agreement, development payments the Company may receive in the future are subject to reduction due to delays in the test development. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. The Company is also focused on generating increased product sales, and raising additional capital.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2004, are anticipated to total less than $50,000. Funding for the capital additions is contingent on the Company's ability to obtain additional financing and available working capital.

AspenBio anticipates that spending for research and development for the fiscal year ending December 31, 2004, will increase from those incurred for the year ended December 31, 2003. The primary expenditures will be to continue to file patents on the Company's technologies as well as to fund development costs in support of the current pipeline products. The principal products in development currently consist of the bovine pregnancy tests and bovine pregnancy enhancement products. Funding for such increased research and development expenses is anticipated to be covered by additional capital raising efforts.

During February 2003, the Company secured a $250,000 line of credit with a bank and as of December 31, 2003, $248,502 had been drawn and was outstanding under the line of credit. The line of credit is currently being renewed under terms that management believes will be substantially equivalent to those currently in effect.

During June 2003, the Company closed on a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by the Company's President. The average approximate interest rate is approximately 6.5% and the loan requires monthly payments of approximately $23,700.

During June 2003, the Company's President agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $150,000 will be made to him if the Company raises sufficient equity funding to meet certain other needs.

During August 2003, the Company finalized an agreement with the holder of a $500,000 convertible note payable which matured in July 2003, to convert $150,000, plus $38,281 in accrued interest into common stock, be repaid $300,000 in principal and have $50,000 remain outstanding under a new 10% note due November 26, 2003. In consideration for the revisions that were made to the note, the Company agreed to reduce the conversion price from the $1.50 per share under the original note to $1.00 per share for the converted portion. Additionally, the Company granted the holder a warrant to purchase shares of common stock at $1.50 per share through July 2005. As a result of the reduction in the conversion rate to $1.00 per share, the Company recorded a debt conversion inducement expense of $81,500, representing the value of the additional shares received as of the date of conversion. The value of the 250,000-share warrant granted to the holder was computed and allocated to the components of the transaction. The value of the portion allocated to the new debt was recorded as additional interest expense over the life of the new note. In December 2003 the remaining $50,000 plus accrued interest was repaid to the stockholder.

In the third quarter of the current fiscal year Cambridge Holdings, Ltd. a stockholder of the Company, loaned a total of $40,000 under two notes to the Company. The proceeds of the notes were used for working capital, with the notes due on demand bearing interest at 10%. During December 2003 the notes plus accrued interest were repaid to the stockholder.

During the fourth quarter of 2003 we completed the sale of 1,083,750 shares of the Company's common stock, generating net proceeds to the Company of $923,000 after deducting offering expenses. Proceeds from this offering were used for debt repayment, operating and development expenses and working capital.

During October 2003, the Company completed a $350,000 offering of convertible debt. The unsecured notes bear interest at 8% and were due at the earlier of May 2004 or at the time $1,000,000 is raised in an equity offering. The debt offering consisted of a note for $1.00 and one share of common stock for each $1.00 invested in the notes. To reduce the amount of the dilution as a result of the debt offering, the Company's president contributed 350,000 shares of common stock to the Company that were used in the offering. The proceeds of the offering have been allocated between the estimated value of the notes, the stock and the warrant, based upon their respective estimated fair values. The amount allocated to the non-debt elements will be accreted back to the debt as additional interest expense over the life of the notes. The Placement Agent selling the notes received fees and expenses of 13% of the proceeds raised plus a warrant to acquire 150,000 shares of common stock at $1.50 per share exercisable through June 2006. During December 2003 an equity offering exceeding $1,000,000 was closed and accordingly, the bridge loans matured. Out of the total $350,000, $205,000 was converted into common stock of the Company at $1.00 per share and $145,000 was repaid, with $45,000 of the amount outstanding at December 31, 2003 and repaid in January 2004.


Operating Activities

Net cash consumed by operating activities was $396,000 during the year ended December 31, 2003. Cash was consumed by the loss of $1,717,000, less non-cash expenses of $278,000 for depreciation and amortization and $150,000 associated with additional non-cash items. Decreases of $73,000 in accounts receivable and $251,000 in inventories, arising from lower sales levels in 2003 and $350,000 in restricted cash, from the release of the restrictions, provided funding for a portion of the loss. A net increase in accounts payable and accruals of $27,000 during the period also funded a portion of the loss. During March 2003, cash of $200,000 was received upon the execution of the global development and distribution agreement, which has been recorded as deferred revenue until the Company has completed the contingencies under the agreement.

Net cash outflows from operating activities consumed $765,000 during the year ended December 31, 2002. Cash was consumed by the loss of $1,224,000, offset by $121,000 in total depreciation and amortization expenses and $50,000 associated with non-cash items. Operating cash flow benefited from a $135,000 reduction in accounts receivable and a $120,000 reduction in inventories during 2002 due to lower sales levels. Accounts payable and accrued expenses increased by $250,000 benefiting operating cash flow. The Company also used cash of $350,000 to fund a restricted cash account. Expenditures associated with the development of the bovine pregnancy test also increased the rate of cash outflow.


Investing Activities

Net cash outflows from investing activities consumed $228,000 during the year ended December 31, 2003. The outflow was primarily attributable to purchases of property and equipment and intangibles.

Net cash outflows from investing activities consumed $606,000 during the 2002 period. The outflow was attributable to purchases of property and equipment and payments for intangibles.

Financing Activities

Net cash inflows from financing activities generated $640,000 during the year ended December 31, 2003. The Company drew $249,000 under the new line of credit. The construction loan was increased by $653,000, advanced directly to finalize the construction of our new facility. This loan was converted into a $3,250,000 permanent mortgage in June 2003, and loan closing costs of $57,000 incurred. During the year we received $79,000 in new loan proceeds above the amounts that we repaid during the period. We also received net proceeds from the sale of common stock totaling $718,000, exclusive of debt conversions, and repurchased and retired $100,000 of common stock during the year.

Net cash inflows from financing activities generated $1,080,000 during 2002. The Company received $300,000 in connection with the completion of sale of securities and we received $1,191,000 from the issuance of notes payable. During 2002 $362,000 was used to reduce debt and $49,000 was paid out in dividends.


Critical Accounting Policies

The Company's financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company's critical accounting policies follows:

Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company's large clients could have an adverse and material effect on the collectibility of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company's statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

Inventories: The Company's inventory is a significant component of current assets and is stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments. Significant or unanticipated changes to the Company's forecasts of these items, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

Long-Lived Assets: The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company's long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value to the present value of its expected cash flows. For the years ended December 31, 2003 and 2002, the required annual testing resulted in no impairment charge.

Revenue recognition: The Company's revenues are recognized when products are shipped or delivered to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 101. Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectibility is reasonably assured.


Recent Accounting Policies

Accounting for Guarantees - In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 did not have a material effect on its 2003 financial statements.

Stock-Based Compensation - In December 2002, the FASB issued FASB No. 148 (SFAS
148), Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method and the effect of the method used for stock based compensation on reported results. The statement is effective for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material effect on the Company's financial statements.

Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public company that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than the end of the first fiscal reporting period after December 15, 2003. The Company does not have any variable interest entities, and therefore, the adoption of the provisions of FIN 46 will not have a material effect on the financial condition or results of operations of the Company.

Revenue Arrangements - In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 had a material impact on its financial position or results of operations.

Financial Instruments - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. . For existing financial instruments, SFAS No. 150 is effective at the beginning of the fiscal quarter commencing July 1, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial position, results of operations or cash flows. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material impact on the financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
AspenBio, Inc.

     We have audited the accompanying balance sheet of AspenBio, Inc. (a Colorado corporation) (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AspenBio, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.


GELFOND HOCHSTADT PANGBURN, P.C.

/s/ Gelfond Hochstadt Pangburn, P.C.
------------------------------------

Denver, Colorado
March 17, 2004

                                 AspenBio, Inc.
                                  Balance Sheet
                                December 31, 2003

                                    ASSETS

Current assets:
     Cash                                                       $   148,132
     Accounts receivable, net (Note 5)                               21,349
     Inventories (Notes 2 and 5)                                    259,972
     Prepaid expenses                                                18,718
                                                                -----------
         Total current assets                                       448,171
                                                                -----------

Property and equipment, net (Notes 3 and 6)                       3,764,008
                                                                -----------

Other assets:
     Goodwill                                                       387,239
     Other intangibles (Note 4)                                     242,735
                                                                -----------
         Total other assets                                         629,974
                                                                -----------


Total assets                                                    $ 4,842,153
                                                                ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                           $    72,074
     Accrued expenses (Note 7)                                      182,417
     Lines of credit (Note 5)                                       277,480
     Notes payable (Note 6):
         Mortgage note - current portion                             73,026
         Other                                                       45,000
                                                                -----------

         Total current liabilities                                  649,997
                                                                -----------

Mortgage note payable, less current portion (Note 6)              3,190,262
Note payable, related party (Note 7)                                958,651
Deferred revenue (Note 8)                                           200,000
                                                                -----------

         Total liabilities                                        4,998,910
                                                                -----------

Commitments and contingencies (Notes 8, 11 and 12)

Stockholders' equity (deficit) (Notes 9 and 12):
    Common stock, no par value, 15,000,000 shares authorized;
           10,102,031 shares issued and outstanding               2,712,035
     Accumulated deficit                                         (2,868,792)
                                                                -----------
         Total stockholders' equity (deficit)                      (156,757)
                                                                -----------

Total liabilities and stockholders' equity (deficit)            $ 4,842,153
                                                                ===========




                 See Accompanying Notes to Financial Statements

                                 AspenBio, Inc.
                            Statements of Operations
                            Years ended December 31,

                                                                2003               2002
                                                                ----               ----
Sales                                                       $   650,575        $   745,427
Cost of sales                                                   518,493            662,817
                                                            -----------        -----------
          Gross profit                                          132,082             82,610
                                                            -----------        -----------

Operating expenses:
     Selling, general and administrative                        877,562            387,202
     Research and development                                   540,292            622,460
                                                            -----------        -----------
          Total operating expenses                            1,417,854          1,009,662
                                                            -----------        -----------

          Operating loss                                     (1,285,772)          (927,052)
                                                            -----------        -----------

Other income (expense):
     Interest expense                                          (353,342)          (134,411)
     Debt conversion inducement expense (Note 7)                (81,500)                --
     Interest income                                              3,437              7,522
     Expenses incurred with registration statement                   --           (175,608)
                                                            -----------        -----------
          Total other (expense) income                         (431,405)          (302,497)
                                                            -----------        -----------

Net loss before income tax benefit                           (1,717,177)        (1,229,549)
                                                            -----------        -----------

Income tax benefit (Note 10)                                         --              5,298
                                                            -----------        -----------

     Net loss                                               $(1,717,177)       $(1,224,251)
                                                            ===========        ===========

Basic and diluted loss per share                            $      (.19)       $      (.13)
                                                            ===========        ===========

Basic and diluted weighted average shares outstanding         9,239,909          9,204,110
                                                            ===========        ===========



                 See Accompanying Notes to Financial Statements

                                 AspenBio, Inc.
                  Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 2003 and 2002

                                                                                                  Retained
                                                                                 Deferred         earnings
                                                     Common Stock               consulting      (accumulated
                                              Shares             Amount            cost           deficit)             Total
                                             -----------     --------------    --------------   ------------     --------------
Balance, December 31, 2001                     8,800,000      $   1,261,769    $    (32,880)    $     72,636      $   1,301,525

   Issuance of common stock for cash             500,000            300,000                                             300,000

   Dividends                                                        (48,999)                                            (48,999)

   Warrants issued in connection with
     note payable                                                    43,000                                              43,000

   Amortization of deferred consulting cost                                          32,880                              32,880

   Net loss for the year                                                                          (1,224,251)        (1,224,251)
                                             -----------     --------------     ------------    -------------    --------------

Balance, December 31, 2002                     9,300,000          1,555,770             --        (1,151,615)           404,155

   Debt converted into common stock              188,281            272,365                                             272,365

   Common stock and warrants
      issued with debt offering                  350,000            188,510                                             188,510

   Common stock contributed by
      stockholder for debt offering             (350,000)          (161,490)                                           (161,490)

   Common stock issued for cash, net of
      offering expenses of $160,770            1,083,750            922,980                                             922,980

   Common stock repurchased for cash            (500,000)          (100,000)                                           (100,000)

   Common stock issued for services               30,000             33,900                                              33,900

   Net loss for the year                                                                          (1,717,177)        (1,717,177)
                                             -----------     --------------     ------------   -------------     --------------

Balance, December 31, 2003                    10,102,031     $    2,712,035      $        --   $  (2,868,792)    $     (156,757)
                                             ===========     ==============     =============  =============     ===============

                 See Accompanying Notes to Financial Statements


                                 AspenBio, Inc.
                            Statements of Cash Flows
                            Years ended December 31,

                                                              2003           2002
                                                              ----           -----
Cash flows from operating activities
     Net loss                                              (1,717,177)   $(1,224,251)
     Adjustments to reconcile net loss to
         net cash used by operating activities
              Depreciation and amortization                   277,735        121,413
              Stock issued for services                       133,705             --
              Amortization of deferred consulting cost             --         32,880
              Amortization of discount of note payable         16,000         16,000
              Change in provision for doubtful accounts            --          1,600
         (Increase) decrease in:
              Accounts receivable                              73,088        135,392
              Inventories                                     251,487        120,302
              Restricted cash                                 350,000       (350,000)
              Prepaid expenses                                 (7,418)       108,902
              Other assets                                         --         22,500
         Increase (decrease) in:
              Accounts payable                               (177,130)       227,880
              Accrued liabilities                             204,107         22,098
              Deferred revenue                                200,000             --
                                                          -----------    -----------

     Net cash used by operating activities                   (395,603)      (765,284)
                                                          -----------    -----------

Cash flows from investing activities
     Purchases of property and equipment                     (176,435)      (487,439)
     Patent and trademark application costs                   (60,467)      (119,091)
     Reductions in other assets                                 8,925             --
                                                          -----------    -----------

     Net cash used by investing activities                   (227,977)      (606,530)
                                                          -----------    -----------

Cash flows from financing activities
     Proceeds from the issuance of notes payable              745,464      1,191,442
     Payment of mortgage loan costs                           (57,085)            --
     Repayment of notes payable                              (666,427)      (362,614)
     Proceeds from issuance of common stock                   717,980        300,000
     Repurchase of common stock                              (100,000)            --
     Payment of dividends                                          --        (48,999)
                                                          -----------    -----------

     Net cash provided by financing activities                639,932      1,079,829
                                                          -----------    -----------






                                    Continued

                                 AspenBio, Inc.
                      Statements of Cash Flows (Continued)
                            Years ended December 31,

                                                                  2003          2002
                                                                  ----          ----
Net increase (decrease) in cash                                   16,352      (291,985)
                                                             -----------   -----------

Cash at beginning of year                                        131,780       423,765
                                                             -----------   -----------

Cash at end of year                                          $   148,132   $   131,780
                                                             ===========   ===========

Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest                                            $   222,551   $    97,299
         Income tax benefit                                           --        (5,298)

Schedule of non-cash investing and financing transactions:
Common stock issued for debt conversion and services         $   427,181   $        --
Value of 350,000 common shares contributed by shareholder        161,490            --
Warrants issued in connection with note payable                   29,603        11,000
Construction in progress financed by construction loan           653,252     2,596,748
Construction loan refinanced to mortgage                       3,250,000            --







                See Accompanying Notes to Financial Statements

                                 AspenBio, Inc.
                          Notes to financial statements

1.   Organization and summary of significant accounting policies:

     Nature of operations:

     AspenBio, Inc. (the "Company" or "AspenBio") was organized on July 24, 2000, as a Colorado corporation. AspenBio is a biotechnology company that is a purifier of human and animal antigens, and manufactures over 30 products. The antigens are used as standards and controls in diagnostic test kits, antibody purification and in research projects. The research and development activities of the Company are primarily performed internally on new product technology.

     Products being developed are currently projected for use in the diagnosis and treatment of animals. A new product, which is in advanced stages of development, is an antigen pregnancy test for dairy cows.

     Revenue recognition and accounts receivable:

     The Company recognizes revenue when product is shipped or delivered. The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company sells primarily throughout North America. At December 31, 2003, no one customer accounted for more than 10% of total accounts receivable. One customer accounted for 54% and 48% of total net sales for the years ended December 31, 2003 and 2002.

     Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectibility is reasonably assured.

     Accounts receivable are stated net of an allowance for doubtful accounts of approximately $1,600 at December 31, 2003.

     Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company purchases substantially all of its raw materials from one supplier.

     Property and equipment:

     Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years for the building, ten years for land improvements and five years for equipment.

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

     The Company adopted SFAS No. 142 on January 1, 2002 and completed the first step of the transitional goodwill impairment test as required under the statement. It was determined that the Company has one reporting unit. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company has also performed a goodwill impairment test in the fourth quarter of each year and determined that there has been no goodwill impairment. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company's business environment.

     Impairment of long-lived assets:

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2003.

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

     Fair value of financials instruments:

     The fair value of the note payable, related party is not practicable to estimate, due to the related party nature of the underlying transactions. The carrying amounts of the Company's other financial instruments approximate fair value because of their variable interest rates and \ or short maturities.

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

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, a dividend yield of 0%; a risk-free interest rate of 3.7% and 2.7%; an expected life ranging from 5-10 years; and an expected volatility of 111% and 172%, respectively. The following table illustrates the effect on net income (loss) and income
     (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

                                                              2003                2002
                                                              ----                ----
     Net loss, as reported                                $(1,717,000)       $(1,224,000)
     Deduct:  Total stock-based employee compen-
     sation expense determined under fair value
     based method for awards granted, modified
     or settled, net of related tax effects                  (195,000)            (2,000)
                                                             --------          ---------

     Pro forma net loss                                   $(1,912,000)       $(1,226,000)
                                                         ============       ============

     Loss per share:
     Basic and diluted - as reported                           $(0.19)           $(0.13)
                                                               ======            ======
     Basic and diluted - pro forma                             $(0.21)           $(0.13)
                                                               ======            ======


     Income (loss) per share:

     Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

     Comprehensive income:

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income, which includes certain items not reported in the statement of income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended December 31, 2003 and 2002, the Company did not have any components of comprehensive income to report.

     Recently issued accounting pronouncements:

     Accounting for Guarantees - In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 did not have a material effect on its 2003 financial statements.

     Stock-Based Compensation - In December 2002, the FASB issued FASB No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method and the effect of the method used for stock based compensation on reported results. The statement is effective for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material effect on the Company's financial statements.

     Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public company that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than the end of the first fiscal reporting period after December 15, 2003. The Company does not have any variable interest entities, and therefore, the adoption of the provisions of FIN 46 will not have a material effect on the financial condition or results of operations of the Company.

     Revenue Arrangements - In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 had a material impact on its financial position or results of operations.

     Financial Instruments - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. For existing financial instruments, SFAS No. 150 is effective at the beginning of the fiscal quarter commencing July 1, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial position, results of operations or cash flows. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material impact on the financial position, results of operations or cash flows.




2.   Inventories:

     Inventories consisted of the following at December 31, 2003:

     Finished goods                                          $       170,799
     Goods in process                                                 33,419
     Raw materials                                                    55,754
                                                             ---------------
                                                             $       259,972
                                                             ===============

3. Property and equipment:

     Property and equipment consisted of the following at December 31, 2003:

     Land and improvements                                   $     1,107,508
     Building                                                      2,589,231
     Lab equipment                                                   406,712
     Office and computer equipment                                    72,306
                                                             ---------------
                                                                   4,175,757
     Less accumulated depreciation                                   411,749
                                                             ---------------
                                                             $    3,764,008
                                                             ===============

4.   Intangible and other assets:

     Intangible and other assets consisted of the following at December 31, 2003:

     Patent and trademark applications                       $       187,401
     Deferred loan costs, net of accumulated
          amortization of $1,751                                      55,334
                                                             ---------------
                                                             $       242,735
                                                             ===============


     The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life. Loan costs are being amortized over the term of the related loan using the straight-line method.


5.   Lines of Credit:

     In February 2003, the Company entered into a one-year $250,000 revolving line of credit agreement with interest at the New York Prime Rate plus 1% (with an interest rate floor of 6.5%). Due to the floor interest rate, the average interest rate on outstanding balances was 6.5% for 2003. The average outstanding balance on the line of credit since it was obtained during the year ended December 31, 2003 was $212,000. At December 31, 2003, there was $248,502 outstanding under the line of credit. The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company. The Company is in the process of renewing the line of credit and anticipates that the agreement will be renewed for a one-year period under substantially equivalent terms to those currently in place.

     The Company also has a $36,000 line of credit with another bank bearing interest at bank's daily periodic rate (16.75% at December 31, 2003). At December 31, 2003 the outstanding balance under this line was $28,978.


6.   Notes payable:

     Notes payable consists of the following at December 31, 2003:

     Mortgage note -

     During June 2003, the Company closed on a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by the Company's president. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%) and the guaranteed portion bears interest at the rate of 4.42%. The loan requires total monthly payments of approximately $23,700. At December 31, 2003 the outstanding balance under the mortgage totaled $3,263,287, inclusive of loan fees.

     Prior to closing on the mortgage obligation, the Company utilized a construction loan to finance construction of its new facility. Interest on the construction loan was at the Wall Street Journal prime rate plus 1% with a floor of 6%. The loan was collateralized by first deed of trust of building and $350,000 restricted cash and was guaranteed by a stockholder. In connection with the construction loan, the Company was required to obtain a $395,593 letter of credit naming the Town of Castle Rock Public Works Department as the beneficiary. The letter of credit expired with no amounts having been drawn when the permanent mortgage was closed. For the years ended December 31, 2003 and 2002, during the construction period, interest expense on this loan of $27,401 and $21,431, respectively was capitalized to construction in progress.

     Bridge loans -

     During October 2003, the Company completed a $350,000 offering of convertible debt. The unsecured notes bear interest at 8% and were due at the earlier of May 2004 or at the time $1,000,000 is raised in an equity offering. The debt offering consisted of a note for $1.00 and one share of common stock for each $1.00 invested in the notes. To reduce the amount of the dilution as a result of the debt offering, the Company's president contributed 350,000 shares of common stock to the Company that were used in the offering. The proceeds of the offering have been allocated between the estimated value of the notes, the stock and the warrant, based upon their respective estimated fair values. The amount allocated to the non-debt elements will be accreted back to the debt as additional interest expense over the life of the notes. The Placement Agent selling the notes received fees and expenses of 13% of the proceeds raised plus a warrant to acquire 150,000 shares of common stock at $1.50 per share exercisable through June 2006. During December 2003 an equity offering exceeding $1,000,000 was closed and accordingly, the bridge loans matured. Out of the total $350,000, $205,000 was converted into common stock of the Company at $1.00 per share and $145,000 was repaid, with $45,000 of the amount repaid outstanding at December 31, 2003 and paid in January 2004.


     Minimum annual principal payments due on long-term notes payable are as follows:

              Year ending                                         Related
              December 31,                  Notes payable         Parties
              ------------                  -------------         -------
                 2004                     $       118,026      $        -
                 2005                              77,193               -
                 2006                              81,613               -
                 2007                              86,301               -
                 2008                              91,275         958,651
                 Thereafter                     2,853,880               -
                                          ----------------     ----------

                 Total                    $     3,308,288       $  958,651
                                          ===============      ===========


7.   Notes payable - related parties:

     During June 2003, the Company's president agreed to consolidate the Company's previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $150,000 will be made to him if the Company obtains sufficient financing to meet certain other needs.

     During August 2003, the Company finalized an agreement with the holder of a $500,000 convertible note payable which matured in July 2003, to convert $150,000, plus $38,281 in accrued interest into common stock, be repaid $300,000 in principal and have $50,000 remain outstanding under a new 10% note due November 26, 2003. In consideration for the revisions that were made to the note, the Company agreed to reduce the conversion price from the $1.50 per share under the original note to $1.00 per share for the converted portion. Additionally, the Company granted the holder a warrant to purchase 250,000 shares of common stock at $1.50 per share through July 2005. As a result of the reduction in the conversion rate to $1.00 per share, the Company recorded a debt conversion inducement expense of $81,500, representing the value of the additional shares received as of the date of conversion. The value of the warrant granted to the holder was computed and allocated to the components of the transaction. The value of the portion allocated to the new debt was recorded as additional interest expense over the life of the new note. The $50,000 remaining balance under the note plus accrued interest of $2,100 was repaid on December 3, 2003.

     In the third quarter of the current fiscal year Cambridge Holdings, Ltd., a stockholder of the Company, loaned a total of $40,000 under two notes to the Company. The proceeds of the notes were used for working capital, with the notes due on demand bearing interest at 10%. During December 2003 these notes and accrued interest of $1,322 was repaid.

     During the years ended December 31, 2003 and 2002, interest expense of approximately $104,100 and $66,700, respectively, was incurred on notes payable to stockholders. At December 31, 2003, accrued interest expense, due to stockholders was approximately $21,500 and is included with accrued expenses on the accompanying balance sheet. Also included in accrued expenses is $13,333 in compensation accrued to an officer \ director.

8.   Deferred revenue:

     In March 2003, the Company entered into a global development and distribution agreement with Merial Limited ("Merial"). The agreement provides Merial with exclusive rights to market and distribute the Company's new, patent-pending diagnostic blood test. The test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. The results continue to be analyzed and modifications to the test are ongoing. AspenBio believes improvements to the test need to be achieved. Accordingly, the test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also has been delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the test results or the product. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by the third party must be refunded on a pro-rata basis.

9.   Stockholders' equity:

     Common stock transactions:

     During the fourth quarter of 2003 the Company completed the sale of 1,083,750 shares of the Company's common stock, generating net proceeds to the Company of $923,000 after deducting offering expenses. In connection with the offering the Company paid fees of 10%-13% to the placement agent and also granted the agent warrants to purchase shares of common stock.

     As of September 30, 2003 the Company repurchased and retired 500,000 shares of common stock from a stockholder for total consideration of $100,000.

     Stock options:

     In 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for the benefit of certain employees and consultants. The Company has reserved a total of 900,000 shares of its common stock for issuance pursuant to the exercise of options to be granted. The Plan is administered by an Option Committee of the Board of Directors. The exercise prices of the options granted are determined by the Option Committee and are established at the estimated fair value of the Company's common stock at the date of grant. The Option Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed 10 years, and all the options granted to date have had ten year lives. To date all options granted under the Plan, at the dates of the grants, the exercise prices of the options were equal to the estimated fair value of the Company's common stock, therefore, no compensation expense has been recorded for the options granted.

     Prior to the establishment of the 2002 Stock Incentive Plan, on August 1, 2001, the Board of Directors granted stock options to two directors to acquire a total of 200,000 shares for $1 per share. The options were fully vested on December 31, 2001 and expire August 1, 2006.

     A summary of the status of the Company's stock options under the 2002 Stock Incentive Plan as of December 31, 2003 and 2002, and changes during the years then ended, is presented below:

                                                       2003                        2002
                                               --------------------        -------------------
                                                          Weighted                    Weighted
                                                          Average                     Average
                                                          Exercise                    Exercise
                                               Shares      Price           Shares        Price
                                               -------    --------         -------    --------
        Outstanding, beginning of year         250,000      $ 1.05         200,000     $ 1.00
                                                            ======                     ======
        Granted                                310,000      $ 1.49         250,000     $ 1.25
                                                            ======                     ======
        Exercised                                   --                          --
        Forfeited                              300,000                     200,000
                                               -------                    --------
        Outstanding, end of year               260,000      $ 1.45         250,000      $1.05
                                               =======      ======         =======      =====
        Options exercisable end of year         16,667      $ 1.25         200,000      $1.00
                                                ======      ======         =======      =====


     Common stock purchase warrants:

     On December 28, 2001, the Company entered into an agreement to sell 1,000,000 shares of common stock and 830,000 warrants to purchase common stock at $1.00 per share for total consideration of $600,000 and a consulting contract. The warrants are currently exercisable and expire in January 2007.

     In July 2002 the Company issued a total of 375,000 warrants. The warrants entitle the holders to exercise their warrants to purchase shares of common stock at $1.50 per share at any time through July 2005.

     In August 2003 the Company issued 250,000 warrants in connection with a conversion of debt. The warrants entitle the holder to exercise their warrants to purchase shares of common stock at $1.50 per share at any time through June 2006.

     During September to December 2003 the Company issued a total of 631,662 warrants in connection with bridge loans and common shares sold in the 2003 private placement of common stock. The warrants entitle the holders to exercise their warrants to purchase shares of common stock at $1.50 per share at any time through June 2006.


10.  Income taxes:

     Income taxes at the federal statutory rate are reconciled to the Company's actual income taxes as follows:

                                                           2003            2002
                                                           ----            ----

      Federal income tax expense (benefit) at 34%     $   (584,000)   $   (418,000)
      State income tax net of federal tax effect           (57,000)        (24,600)
      Permanent items                                       28,000         (15,702)
      Valuation allowance                                  613,000         463,600
                                                      ------------    ------------
                                                      $          -    $     (5,298)
                                                       ===========    =============


     As of December 31, 2003 the Company has net operating loss carryforwards of approximately $2,974,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2023. A valuation allowance was recorded at December 31, 2003 due to the uncertainty of realization of deferred tax assets in the future.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

     Deferred tax assets (liabilities):
     Net operating loss carryforwards                         $     1,119,000
     Accounts receivable                                                  600
     Property and equipment                                            22,200
     Goodwill                                                          (2,000)
                                                              ---------------
     Deferred tax asset                                             1,139,800
     Valuation allowance                                           (1,139,800)
                                                              ---------------
     Net deferred tax asset (liability)                       $             -
                                                              ===============


11.  Commitments and contingencies:

     Development and license agreements:

     The Company has entered into three separate agreements under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell newer developed products. Under the agreements, the Company is obligated to make quarterly royalty payments and milestone payments, as defined, based on a percentage of sales of the products through the fourth year of commercial sales. For two of the agreements, for the years ended December 31, 2003 and 2002, there were no such commercial sales. Under one of the agreements, the Company paid the annual minimum royalty which is to be credited against future earned royalties.

     In addition, under one of the agreements, the Company is to fund research over a two-year period. Total research payments of $70,000 were expensed as research and development expense for each of the years ended December 31, 2003 and 2002. Under a separate agreement with another university the Company agreed to fund $46,550 payable over a six-month period for consulting and research assistance on one of the Company's products in development.

     The Company with 30 days notice and without future obligations may terminate the agreements.


12.  Subsequent events:

     Consulting agreement:

     During January 2004 the Company entered into an agreement with a consulting organization to provide investor relations services to the Company for a term of twelve months. The consulting organization is being compensated at the rate of $6,000 per month, until certain specified conditions are met and then it is increased to $8,000 per month. The consultant was also granted options, expiring in January 2009, to acquire 800,000 shares of common stock of the Company at a price of $1.07 per share.

     Private Placement Sale of common stock:

     During February 2004 the Company sold 300,000 shares of common stock at $1.00 per share. During March 2004 an additional 80,000 shares of common stock was sold at $1.25 per share.

     Amendment of agreement

     During March 2004 a previous consulting agreement was amended whereby the consultant agreed to terminate 50,000 options that the Company agreed to issue and 5,000 common shares previously issued to the consultant were returned to the Company.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, financial statement disclosure.

ITEM 8A.  Controls and Procedures

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

                                    PART III


     Information concerning matters in Items 9, 10, 11, 12 and 14 is being incorporated by reference into a definitive proxy statement, which is expected to be filed within 120 days after the close of our fiscal year.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

   EXHIBIT
     NO.                           DESCRIPTION
------------- ------------------------------------------------------------------

     3.1      Articles of Incorporation filed July 24, 2000 (1)
     3.1.1    Articles of Amendment to the Articles of Incorporation filed
              December 26, 2001 (1)
     3.2      Bylaws (1)
     4.1(a)   Specimen Certificate of Common Stock (1)
    10.1      Agreement for Purchase of Assets and Assumption of Liabilities by
              and among Vitro Diagnostics, Inc., Erik Van Horne, James Musick,
              AspenBio, and Roger Hurst, dated August 7, 2000 (1)
    10.4(a)   Consulting Agreement, dated December 28, 2001, between
              AspenBio and Cambridge Holdings, Ltd. 1
        (b)   Letter, dated March 14, 2002, confirming performance and
              termination of the Consulting Agreement (1)
    10.5      Shareholders Agreement, dated December 28, 2001, among AspenBio,
              Cambridge Holdings and Roger Hurst (1)
    10.6      Voting Agreement dated June 18, 2003 between AspenBio, Inc. and
              Roger D. Hurst and extension thereto dated October 31, 2003 filed herewith
    10.7      2002 Stock Incentive Plan (1)
    10.8      Technology Transfer Agreement, dated October 29, 2001 between
              AspenBio and the University of Wyoming (1)
    10.9      License Agreement for Determination of Pregnancy Status
              of Ungulates, dated September 25, 2001, between AspenBio
              and the Idaho Research Foundation Inc. (1)
    10.10     Promissory Note, dated August 7, 2000, made by AspenBio to
              Roger D. Hurst (1)
    10.11     Promissory Note, dated April 1, 2002 made by AspenBio to
              Roger D. Hurst  (1)
    10.13     Stock Option Agreement, dated August 21, 2001, between AspenBio and Gail Schoettler (1)
    10.15     Promissory Note, dated May 6, 2002, made by AspenBio to
              Roger D. Hurst (1)
    10.16(a)  Contract to Buy and Sell Real Estate, dated January 29, 2002, between Roger D. Hurst and/or assigns and Urban Group, LLC (1)
         (b)  Agreement to Amend/Extend Contract, dated April 19, 2002 (1)
         (c)  Agreement to Amend/Extend Contract, dated May 23, 2002 (1)
    10.17     Loan Agreement to be made between FirstBank of Tech Center and
              AspenBio, Inc. regarding a construction loan in the principal amount of $3,250,000 (1)
    10.18(a)  6/% Convertible Promissory Note, dated July 5, 2002, by
              AspenBio, Inc. to Michael S. Smith in the principal amount of $500,000(1)
    10.18(b)  Pledge Agreement, dated July 5, 2002, by AspenBio, Inc. to
              Michael S. Smith regarding account for $350,000 at FirstBank of Tech Center (1)
    10.18(c)  Warrant, dated July 5, 2002, to purchase 275,000 shares of
              AspenBio, Inc. common stock issued to Michael Smith (1)
    10.18(d)  Investor Rights Agreement, dated July 5, 2002, between
              AspenBio, Inc. and Michael S. Smith(1)
    10.19(a)  Promissory Note, dated July 5, 2002, by AspenBio, Inc. to
              Cambridge Holdings, Ltd. in the principal amount of $200,000 (1)

   EXHIBIT
     NO.                           DESCRIPTION
------------- ------------------------------------------------------------------
    10.19(b)  Warrant, dated July 5, 2002, to purchase 100,000 shares of
              AspenBio, Inc. common stock issued to Cambridge Holdings, Ltd. (1)
    10.19(c)  Investor Rights Agreement, dated July 5, 2002, between
              AspenBio, Inc. and Cambridge Holdings, Ltd. (1)
    10.20     Agreement, dated February 26, 2002 and April 9, 2002 between
              AspenBio, Inc. and Urban Construction, Inc.(1)
    10.21     Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
    10.22     Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. Filed herewith.
    10.23(a)  Loan Agreement between AspenBio, Inc. and Front Range Regional
              Economic Development Corporation dated June 13, 2003 for
              $1,300,000 regarding loan for physical plant or capital equipment acquisitions filed herewith.
    10.23(b)  Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front
              Range Regional Economic Development Corporation in principal amount of $1,300,000 filed herewith.
    10.23(c)  Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to
              Front Range Regional Economic Development Corporation in principal amount of $1,300,000 filed herewith.
     16       Letter regarding change in certifying accountant (2)
     31.1     Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive
              Officer. Filed herewith.
     31.2     Rule 13a-14(a)/15d-14(a)  - Certification of Chief Financial
              Officer. Filed herewith.
     32       Section 1350 Certification Pursuant to 18 U.S.C. Section 1350,
              as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.



* Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.


(1) Incorporated by reference from the registrant's Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.

(2) Incorporated by reference from the registrant's report on Form 8-K/A on January 10, 2003.

(3) Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.

Reports on Form 8-K

     On November 14, 2003, the Company filed an 8-K Report reporting under Items 7 and 12 the issuance of a press release announcing the Company's third quarter results.


     January 8, 2003, the Company filed an 8-K Report reporting under Items 5 and 7 the completion of a private placement of shares.

                                   SIGNATURES


     In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 26, 2004 by the undersigned thereto.


                              ASPENBIO, INC.



                              /s/ Roger D. Hurst
                              --------------------------------------------------
                              Roger D. Hurst, President, Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2004.




                              /s/ Roger D. Hurst
                              -------------------------------------------
                              Roger D. Hurst, Chief Executive Officer and
                              Director


                              /s/ Gregory Pusey
                              -----------------------------------------------
                              Gregory Pusey, Chairman, Secretary and Director



                              /s/ Gail S. Schoettler
                              -------------------------------------------
                              Gail S. Schoettler, Director



                              /s/ Douglas I. Hepler
                              -------------------------------------------
                               Douglas I. Hepler, Director