Form 10KSB/A
period 2003-12-31
ASPENBIO INC
filed 2004-03-29
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

Transitional small business disclosure format.  Yes [ ]    No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement expected to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's annual meeting of shareholders are incorporated by reference into portions of Part III of this Form 10-KSB/A.

Explanatory note

This 10-KSB/A is being filed to included the certifications that were previously ommited due to an electonic filing error.



                                 ASPENBIO, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB/A

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