Form 10QSB
period 2004-03-31
ASPENBIO INC
filed 2004-05-14
CIK 1167419

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              Commission file number:  0-50019


                                 ASPENBIO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Colorado                                 84-1553387
   ------------------------------          -----------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No  [ ]


The number of shares of no par value common stock outstanding as of May 7, 2004, was 10,477,031.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No [X]

                                 ASPENBIO, INC.
                                      Index

                         PART 1 - Financial Information

                                                                           Page
                                                                           ----

Item 1. Condensed Financial Statements - AspenBio, Inc.

         Balance Sheet as of March 31, 2004                                   3

         Statements of Operations For the Three
                 Months Ended March 31, 2004 and 2003                         4

         Statements of Cash Flows For the Three
                 Months Ended March 31, 2004 and 2003                         5

         Notes to Condensed Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

Item 3.  Controls and Procedures                                             12


                                  PART II - Other Information

Item 2.  Changes in Securities                                               12

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 6.  Exhibits and Reports on Form 8-K                                    13

         Signatures                                                          13

PART I - FINANCIAL INFORMATION

                                 AspenBio, Inc.
                                  Balance Sheet
                           March 31, 2004 (Unaudited)



                               ASSETS
Current assets:
    Cash                                                            $   107,389
    Accounts receivable, net (Note 4)                                    39,045
    Inventories (Notes 2 and 4)                                         253,554
                                                                    -----------

      Total current assets                                              399,988
                                                                    -----------

Property and equipment (Notes 3 and 4)                                3,727,222
                                                                    -----------

Other assets:
    Goodwill                                                            387,239
    Other intangibles (Note 7)                                          616,152
                                                                    -----------

      Total other assets                                              1,003,391
                                                                    -----------

Total assets                                                        $ 5,130,601
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   130,453
    Accrued expenses                                                    175,842
    Lines of credit                                                     277,971
    Notes payable (Note 4):
      Mortgage note - current portion                                    73,026
                                                                    -----------

      Total current liabilities                                         657,292

Mortgage note payable, less current portion (Note 4)                  3,172,260
Note payable, related party (Note 4)                                    958,651
Deferred revenue (Note 1)                                               200,000
                                                                    -----------

      Total liabilities                                               4,988,203
                                                                    -----------

Stockholders' equity (Note 5):
    Common stock, no par value, 30,000,000 shares authorized;
      10,477,031 shares issued and outstanding                        3,499,410
    Accumulated deficit                                              (3,357,012)
                                                                    -----------

      Total stockholders' equity                                        142,398
                                                                    -----------

Total liabilities and stockholders' equity                          $ 5,130,601
                                                                    ===========




            See Accompanying Notes to Condensed Financial Statements.



                                 AspenBio, Inc.
                            Statements of Operations
                    Three Months Ended March 31, (Unaudited)


                                                             2004           2003
                                                             ----           ----
Sales (Note 6)                                          $    133,386    $    245,807

Cost of sales                                                 87,146          64,160
                                                        ------------    ------------

    Gross profit                                              46,240         181,647
                                                        ------------    ------------

Operating expenses:
  Selling, general and administrative                        301,926         178,709
  Research and development                                   149,020          58,315
                                                        ------------    ------------

    Total operating expenses                                 450,946         237,024
                                                        ------------    ------------

    Operating loss                                          (404,706)        (55,377)

Interest expense                                              83,514          39,560
                                                        ------------    ------------

Net loss                                                $   (488,220)   $    (94,937)
                                                        ============    ============

Basic and diluted net loss per share                    $       (.05)   $       (.01)
                                                        ============    ============

Basic and diluted weighted average shares outstanding     10,299,668       9,300,000
                                                        ============    ============






            See Accompanying Notes to Condensed Financial Statements.


                                 AspenBio, Inc.
                            Statements of Cash Flows
                   Three Months Ended March 31, - (Unaudited)

                                                                   2004         2003
                                                                   ----         ----
Cash flows from operating activities:
  Net loss                                                     $(488,220)   $ (94,937)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              148,360       63,849
      Amortization of discount on note payable                        --        8,000
    (Increase) decrease in:
      Accounts receivable                                        (17,696)       8,594
      Inventories                                                  6,418      (40,188)
      Prepaid expenses and other current assets                   18,718        7,543
    Increase (decrease) in:
      Accounts payable and accruals                               51,804      (35,662)
    Deferred revenue                                                  --      200,000
                                                               ---------    ---------

 Net cash provided by (used in) operating activities            (280,616)     117,199
                                                               ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                          (17,439)     (38,242)
    Purchases of intangible and other assets                     (22,552)      (6,707)
                                                               ---------    ---------

Net cash used in investing activities                            (39,991)     (44,949)
                                                               ---------    ---------

Cash flows from financing activities:
    Proceeds from issuing common stock                           342,375           --
    Proceeds from issuing notes payable                               --      100,000
    Repayment of debt                                            (62,511)     (42,975)
                                                               ---------    ---------

Net cash provided by financing activities                        279,864       57,025
                                                               ---------    ---------

Net increase (decrease) in cash                                  (40,743)     129,275

Cash at beginning of period                                      148,132      131,780
                                                               ---------    ---------

Cash at end of period                                          $ 107,389    $ 261,055
                                                               =========    =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
      Interest                                                 $  72,826    $   3,600
      Income taxes                                             $      --    $      --
    Schedule of non-cash investing and financing activities:
      Stock options issued for consulting services             $ 445,000    $      --
      Building improvements financed by construction loan      $      --    $ 406,179



            See Accompanying Notes to Condensed Financial Statements.

                                 AspenBio, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio, Inc. (the "Company" or "AspenBio") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2004, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2004 are not necessarily an indication of operating results for the full year.


Note 1 - Global Development and Distribution Agreement

     In March 2003, the Company entered into a global development and distribution agreement with Merial Limited ("Merial"). The agreement provides Merial with exclusive rights to market and distribute the Company's new, patent-pending diagnostic blood test (the "Test"). The Test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. The trial results continue to be analyzed and modifications to the Test are ongoing. AspenBio believes improvements to the Test need to be achieved. Accordingly, the Test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also was delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the results or the Test. The Company is in regular communication with Merial, and continues to work on development of the Test, including the utilization of outside consultants and believes that progress is being made on the Test, but cannot currently estimate a revised launch date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by Merial must be refunded on a pro-rata basis.

Note 2 - Inventories

As of March 31, 2004, total inventories consisted of:

              Finished goods                $ 162,930
              Goods in process                 33,419
              Raw materials                    57,205
                                            ---------
              Total inventories             $ 253,554
                                            =========

Note 3 - Property and Equipment

Property and equipment at March 31, 2004, consisted of the following:

         Land                                        $     653,400
         Land improvements                                 454,108
         Building                                        2,589,231
         Equipment                                         496,457
                                                     -------------
                                                         4,193,196
         Less accumulated depreciation
                  and amortization                         465,974
                                                     -------------
         Property and equipment, net                 $   3,727,222
                                                     =============

During January 2003, AspenBio completed the construction of its own building and relocated into it, moving out of its prior leased space, which had been occupied on a month-to-month basis.

Note 4 - Debt Agreements

The Company has a $250,000 revolving line of credit agreement that matures June 30, 2004, with a bank, bearing interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company.

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

During June 2003, the Company's president agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $150,000 ($200,000 plus monthly payments of $10,000, under certain conditions) will be made to him if the Company obtains sufficient financing to meet certain other needs.

In 2003, the Company completed a $350,000 offering of debt. As of December 31, 2003, $45,000 of the debt offering was outstanding and was repaid to the holders in January 2004.


Note 5 - Stockholders' Equity and Associated Agreements

During February 2004 the Company sold 300,000 shares of common stock a $1.00 per share. During March 2004 an additional 80,000 shares of common stock were sold at $1.25 per share and the investor was granted warrants to purchase 40,000 shares of common stock at $1.70 per share. Under certain conditions, the March 2004 transaction may be subject to specified adjustments.

During the first quarter of 2004, a previous consulting agreement was amended whereby the consultant agreed to terminate 50,000 options that the Company had agreed to issue and 5,000 common shares previously issued to the consultant were returned to the Company.

The Company has finalized agreements with four of its key shareholders and employees that are designed to enhance the Company's efforts to obtain additional financing. The agreements include lock-up arrangements with the Company in which the stockholders have agreed not to sell or otherwise transfer substantially all of their Company shareholdings through March 31, 2005. Each of these agreements includes provisions for partial release of shares if certain price gateways are reached, with a minimum requirement of the Company's stock trading at a price of at least $4.00 per share for 20 consecutive trading days.

The Company's president also agreed that 2,250,000 of the 4,246,757 shares of the Company's common stock owned by him will be voted at shareholder meetings in the same proportion as the other shares of the Company's common stock are voted. This voting arrangement and the transfer restrictions as to these 2,250,000 shares will continue for a maximum period of 15 years.

At the Company's Annual Meeting of its shareholders held in May 2004, an amendment to the Company's Articles of Incorporation was approved to increase the number of authorized shares of Common Stock to 30,000,000 from 15,000,000. At that same meeting, the Company's 2002 Stock Incentive plan was amended to increase the number of shares reserved under the Plan to 1,500,000 from 900,000.

Note 6 - Customer Concentration

The Company has one customer, which represents more than 10% of the Company's revenues. For the three-month periods ended March 31, 2004 and 2003, this customer accounted for approximately 48% and 64% of the Company's sales.

Note 7 - Consulting Agreement

During January 2004 the Company entered into an agreement with a consulting organization to provide investor relations services to the Company for a term of twelve months. The consulting organization was being compensated at the rate of $6,000 per month, until certain specified conditions were met and then it increased to $8,000 per month. The consultant was also granted options, expiring in January 2009, to acquire 800,000 shares of common stock of the Company at a price of $1.07 per share. The Company has determined the value of the 800,000 options to be $445,000 and recorded this amount as a deferred consulting cost, included with other intangible assets, with a corresponding increase to equity. The deferred consulting cost is being amortized on a straight-line basis over the one-year life of the agreement.

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

                                                                         Three months ended March 31,
                                                                         2004                   2003
                                                                         ----                   ----
       Net (loss), as reported                                       $ (488,000)            $ (95,000)
       Deduct:  Total stock-based employee compensation expense
       determined under fair value based method for awards
       granted, modified or settled, net of related tax effects         (53,000)               (3,000)
                                                                     -----------            ---------

       Pro forma net (loss)                                          $ (541,000)            $ (98,000)
                                                                     ===========            ==========

       Earnings (loss) per share:
       Basic and diluted - as reported                               $     (.05)            $    (.01)
                                                                     ===========            ==========
       Basic and diluted - pro forma                                 $     (.05)            $    (.01)
                                                                     ===========            ==========

ITEM 2.
                                 ASPENBIO, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations


Comparative Results for the Three-Month Periods Ended March 31, 2004 and 2003

Sales for the three months ended March 31, 2004 totaled $133,000, which is a $112,000 or 46% decrease from the 2003 period. The change in sales is primarily attributable to the timing of existing customers' order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers' sales and production needs.

Cost of sales for the three months ended March 31, 2004 totaled $87,000; a $23,000 or 36% increase as compared to the 2003 period. The change in cost of sales resulted from increased overhead expenses we are incurring as a result of moving into our new facility in 2003, offset by lower sales levels for the period. Gross profit percentage was 35% in the 2004 period as compared to 74% in the 2003 period. The change is generally attributable to increased overhead expenses in our new facility.

Selling, general and administrative expenses in the three months ended March 31, 2004, totaled $302,000, which is a $123,000 or 69% increase as compared to the 2003 period. The increase relates primarily to higher costs incurred during the 2004 period for expenses associated with being a public company, including the amortization expense of the consulting contract we signed in January 2004.

Research and development expenses in the 2004 period totaled $149,000, which is a $91,000 or 156% increase as compared to the 2003 period. The change is due generally to the timing of development costs being incurred to develop an expanded line of technologies as compared to the prior year.

Interest expense for the three months ended March 31, 2004, increased to $84,000 or $44,000 more as compared to the 2003 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs.


     Liquidity and Capital Resources

The Company reported a net loss of $488,000 during the three months ended March 31, 2004. At March 31, 2004, the Company had a working capital deficit of $257,000. Management believes that in order to continue with the technology development activities and support the current level of operations, the Company will need to continue to pursue its capital raising activities. Management's plans also include continuing to fulfill the requirements under the global development and distribution agreement signed in March 2003, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. The Company is also focused on generating increased product sales, and raising additional capital.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2004, are anticipated to total approximately $50,000. Funding for the capital additions is contingent on the Company's ability to obtain additional financing and available working capital.

AspenBio anticipates that spending for research and development for the fiscal year ending December 31, 2004, will continue at a similar or slightly accelerated pace to those for the three months ended March 31, 2004. The primary expenditures will be to continue to file patents on the Company's technologies as well to fund development costs in support of the current pipeline products. The principal products consist of the bovine pregnancy tests and bovine pregnancy enhancement products. The Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company's business strategy and would be appropriate from a capital standpoint.

During April 2004, the Company's $250,000 line of credit with a bank was extended to June 30, 2004 and as of March 31, 2004, $250,000 had been drawn and was outstanding under the line of credit.

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

During June 2003, the Company's president agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $150,000 ($200,000, plus monthly payments of $10,000 under certain conditions) will be made to him if the Company raises sufficient equity funding to meet certain other needs.

In 2003, the Company completed a $350,000 offering of debt. As of December 31, 2003, $45,000 of the debt offering was outstanding and was repaid to the holders in January 2004.


     Operating Activities

Net cash consumed by operating activities was $281,000 during the three months ended March 31, 2004. Cash was consumed by the loss of $488,000, less non-cash expenses of $148,000 for depreciation and amortization, including $93,000 associated with the amortization of the consulting agreement signed in January 2004. Lower sales levels accounted for approximately half of the cash consumed in operating activities and higher operating expenses generally accounted for the balance. An increase in accounts payable and accruals of $52,000 during the period funded a portion of the loss.

Net cash inflows from operating activities provided $117,000 during the three months ended March 31, 2003. Cash was consumed by the loss of $95,000, offset by $72,000 in total depreciation and amortization expenses and cash expended of $40,000 to increase inventories and $36,000 to reduce accounts payable and accruals. Expenditures associated with the development of the bovine pregnancy test also increased the rate of cash outflow in the 2003 period. During March 2003, cash of $200,000 was received upon the execution of the global development and distribution agreement, which has been recorded as deferred revenue until the Company has completed the contingencies under the agreement.


     Investing Activities

Net cash outflows from investing activities consumed $40,000 during the three months ended March 31, 2004. The outflow was primarily attributable to $17,000 for purchases of property and equipment and the balance for goodwill and other assets.

Net cash outflows from investing activities consumed $45,000 during the 2002 period. The outflow was attributable to purchases of property and equipment and payments for intangibles.

     Financing Activities

Net cash inflows from financing activities generated $280,000 during the three months ended March 31, 2004. The Company received net proceeds of $342,000 from the sale of common stock during the period and repaid $63,000 under its debt agreements.

Net cash inflows from financing activities generated $57,000 during the 2003 period. During the period, the Company received $100,000 from the proceeds of debt and repaid $43,000 under its debt agreements.


     Recent Accounting Pronouncements

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

    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" in the Company's Form 10-KSB for the year ended December 31, 2003 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


                            PART II OTHER INFORMATION

Item 2. Changes in Securities

In February 2004 the Company issued 300,000 shares and in March issued 80,000 of its common stock to one accredited investor and stockholder, in each case, under a private sale. This issuance of securities was made in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended. Commissions, totaling approximately $52,000 were paid on these transactions.

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2004, the Company held its 2004 Annual Meeting of Shareholders. The May 5, 2004 meeting was adjourned and reconvened and completed on May 10, 2004. At the meeting the following directors were elected to serve until the next annual meeting, or until their successors are elected and qualified:


                                                      Withhold
                 Director           For               Authority      Abstain
                 --------           ---               ---------      -------

         Roger D. Hurst             9,413,126            186            631
         Gregory Pusey              8,870,609        542,703            631
         Gail S. Schoettler         9,412,995            317            631
         Douglas I. Hepler          9,413,139            173            631


The following matters were also voted on and approved at the meeting:

                           Proposal                         For           Against        Abstain
                           --------                         ---           -------        -------
         Approval of an  amendment  to the  Company's
         Articles of  incorporation  to increase  the
         number of authorized  shares of Common Stock
         from 15,000,000 to 30,000,000                      9,216,934        196,401        608

         Approval of an amendment to the 2002 Incentive
         Stock Option Plan pursuant to which the number
         of reserved shares will be increased from
         900,000 to 1,500,000                               7,693,125        209,554      1,986



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits 31.1, 31.2 and 32 are furnished.

          (b)  The following Form 8-K reports were filed during the period.

               On January 8, 2004, the Company filed an 8-K Report, reporting under Items 5 and 7 the issuance of a press release announcing the completion of a $1,083,750 Private Placement.

               On April 23, 2004, the Company filed an 8-K report, reporting under Item 5 an agreement being reached with an officer and Director and an update on the status of agreements with certain universities.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        AspenBio, Inc.
                                                         (Registrant)

Dated: May 14, 2004                                 By: /s/ Roger Hurst
                                                        ----------------------
                                                        Roger Hurst, President