Form 10QSB
period 2004-06-30
ASPENBIO INC
filed 2004-08-16
CIK 1167419

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       The number of shares of no par value common stock outstanding as of
                         August 9, 2004, was 10,231,429.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 ASPENBIO, INC.
                                      Index


                                                                           Page
                                                                           ----
                         PART 1 - Financial Information


Item 1. Condensed Unaudited Financial Statements - AspenBio, Inc.

            Balance Sheet as of June 30, 2004                                 3
             Statements of Operations For the Three and Six
                    Months Ended June 30, 2004 and 2003                       4

             Statements of Cash Flows For the Six
                    Months Ended June 30, 2004 and 2003                       5

             Notes to Condensed Financial Statements                          6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

         Item 3.  Controls and Procedures                                    13

                           PART II - Other Information

         Item 2.  Changes in Securities                                      14

         Item 6.  Exhibits and Reports on Form 8-K                           14

         Signatures                                                          16

         PART I - FINANCIAL INFORMATION



                                 AspenBio, Inc.
                                  Balance Sheet
                            June 30, 2004 (Unaudited)

                                      ASSETS
Current assets:
    Cash                                                            $    12,363
    Accounts receivable, net (Note 4)                                    68,045
    Inventories (Notes 2 and 4)                                         255,573
                                                                    -----------

      Total current assets                                              335,981
                                                                    -----------

Property and equipment (Notes 3 and 4)                                3,675,347
                                                                    -----------

Other assets:
    Goodwill                                                            387,239
    Other intangibles (Notes 5 and 7)                                   714,341
                                                                    -----------

      Total other assets                                              1,105,580
                                                                    -----------


Total assets                                                        $ 5,112,908
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                $   349,246
    Accrued expenses                                                    293,610
    Lines of credit (Note 4)                                            276,319
    Notes payable (Note 4):
       Note payable, related party                                       51,360
      Mortgage note - current portion                                    73,026
                                                                    -----------

      Total current liabilities                                       1,043,561

Mortgage note payable, less current portion (Note 4)                  3,155,684
Note payable, related party (Note 4)                                    958,651
Deferred revenue (Note 1)                                               200,000
                                                                    -----------

      Total liabilities                                               5,357,896
                                                                    -----------

Stockholders' equity (deficit) (Notes 5 and 9):
    Common stock, no par value, 30,000,000 shares authorized;
      10,692,472 shares issued and outstanding                        3,629,410
    Accumulated deficit                                              (3,874,398)
                                                                    -----------

      Total stockholders' equity (deficit)                             (244,988)
                                                                    -----------

Total liabilities and stockholders' equity (deficit)                $ 5,112,908
                                                                    ===========


       See Accompanying Notes to Unaudited Condensed Financial Statements.

                                 AspenBio, Inc.
                            Statements of Operations
                       Periods Ended June 30, (Unaudited)



                                               Three Months Ended               Six Months Ended
                                               ------------------               ----------------
                                               2004         2003              2004            2003
                                               ----         ----              ----            ----

Sales (Note 6)                             $  203,533     $  140,858       $  336,919        $ 386,665

Cost of sales                                  88,355        152,013          175,501          216,173
                                               ------        -------          -------          -------

    Gross profit (loss)                       115,178       (11,155)          161,418          170,492
                                           ----------     ----------       ----------        ---------

Operating expenses:
  Selling, general and administrative         409,433        207,104          711,359          385,813
  Research and development                    123,820        264,247          272,840          322,562
                                           ----------     ----------       ----------        ---------

    Total operating expenses                  533,253        471,351          984,199          708,375
                                           ----------     ----------       ----------        ---------

    Operating loss                           (418,075)      (482,506)        (822,781)        (537,883)

Interest expense                               99,311         86,410          182,825          125,970


Net loss                                  $  (517,386)    $ (568,916)    $ (1,005,606)      $ (663,853)
                                          ===========     ==========     ============       ==========

Basic and diluted net loss per share      $      (.05)    $    (.06)     $       (.10)      $     (.07)
                                          ===========     ==========     ============       ==========

Basic and diluted  weighted  average
shares outstanding                         10,645,359     9,300,000        10,490,128        9,300,000
                                          ===========     =========       ===========       ==========




       See Accompanying Notes to Unaudited Condensed Financial Statements.

                                 AspenBio, Inc.
                            Statements of Cash Flows
                     Six Months Ended June 30, - (Unaudited)

                                                                   2004           2003
                                                                   ----           ----
Cash flows from operating activities:
  Net loss                                                     $(1,005,606)   $  (663,853)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                323,227        139,528
      Amortization of discount on note payable                          --         16,000
    (Increase) decrease in:
      Accounts receivable                                          (46,696)        29,178
      Inventories                                                    4,399        (27,711)
      Prepaid expenses and other current assets                     18,718             --
    Increase (decrease) in:
      Accounts payable and accruals                                388,365        145,977
      Deferred revenue                                                  --        200,000
                                                               -----------    -----------

 Net cash provided by (used in) operating activities              (317,593)      (160,881)
                                                               -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                            (27,754)       (64,986)
    Purchases of intangible and other assets                      (103,418)       (38,402)
                                                               -----------    -----------

Net cash used in investing activities                             (131,172)      (103,388)
                                                               -----------    -----------

Cash flows from financing activities:
     Increase in restricted cash                                        --        (75,000)
     Proceeds from stock subscriptions collected                        --         75,000
    Proceeds from issuing common stock                             342,375             --
    Proceeds from issuing notes payable                             51,360        225,700
    Repayment of debt                                              (80,739)       (77,952)
                                                               -----------    -----------

Net cash provided by financing activities                          312,996        147,748
                                                               -----------    -----------

Net (decrease) in cash                                            (135,769)      (116,521)

Cash at beginning of period                                        148,132        131,780
                                                               -----------    -----------

Cash at end of period                                          $    12,363    $    15,259
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                 $   147,100    $    36,300
    Schedule of non-cash investing and financing activities:
      Stock options issued for consulting services  (Note 7)   $   445,000    $        --
      Common stock issued for patent rights (Note 5)           $   130,000    $        --
      Building improvements financed by construction loan      $        --    $   730,628
      Construction loan refinanced into permanent mortgage     $        --    $ 3,250,000




       See Accompanying Notes to Unaudited Condensed Financial Statements.

                                 AspenBio, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio, Inc. (the "Company" or "AspenBio") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2004, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily an indication of operating results for the full year.


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

Note 2 - Inventories

As of June 30, 2004, total inventories consisted of:

         Finished goods                                  $ 148,069
         Goods in process                                   33,419
         Raw materials                                      74,085
                                                        ----------
         Total inventories                               $ 255,573
                                                        ==========

Note 3 - Property and Equipment

Property and equipment at June 30, 2004, consisted of the following:

         Land                                          $   653,400
         Land improvements                                 454,108
         Building                                        2,589,231
         Equipment                                         506,772
                                                       -----------
                                                         4,203,511
         Less accumulated depreciation
                  and amortization                         528,164
                                                       -----------
         Property and equipment, net                   $ 3,675,347
                                                       ===========

During January 2003, AspenBio completed the construction of its own building and relocated into it, moving out of its prior leased space, which had been occupied on a month-to-month basis.

Note 4 - Debt Agreements

The Company has a $150,000 line of credit agreement with a bank, which matures April 30, 2005. The facility bears interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company. The line modifies a prior $250,000 line that matured June 30, 2004. As of June 30, 2004, there was $250,000 outstanding on the line that was subsequently paid down to zero.

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

During June 2003, the Company's president agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $200,000, plus monthly payments of $10,000, will be made to him if the Company obtains sufficient financing to meet certain other needs.

In 2003, the Company completed a $350,000 offering of debt. As of December 31, 2003, $45,000 of the debt offering was outstanding and was repaid to the debt holders in January 2004.

During April 2004 a stockholder advanced the Company $51,360 under a ninety-day unsecured note, bearing interest at 10%. Proceeds from the note were used for corporate obligations. The note was repaid in July 2004.


Note 5 - Stockholders' Equity and Associated Agreements

During February 2004 the Company sold 342,857 shares of common stock and in March an additional 114,286 shares were sold each at $.875 per share (as subsequently revised per the terms of the investment agreements). The investors were also granted warrants to purchase 457,143 shares of common stock at $1.50 per share.

During the first quarter of 2004, a previous consulting agreement was amended whereby the consultant agreed to terminate 50,000 options that the Company had agreed to issue and 5,000 common shares previously issued to the consultant were returned to the Company.

The Company has finalized agreements with four of its shareholders \ employees that are designed to enhance the Company's efforts to obtain additional financing. The agreements include lock-up arrangements with the Company in which the stockholders have agreed not to sell or otherwise transfer substantially all of their Company shareholdings through March 31, 2005. Each of these agreements includes provisions for partial release of shares if certain price gateways are reached, with a minimum requirement of the Company's stock trading at a price of at least $4.00 per share for 20 consecutive trading days.

The Company's president also agreed that 2,250,000 of the 4,246,757 shares of the Company's common stock owned by him would be voted at shareholder meetings in the same proportion as the other shares of the Company's common stock are voted. This voting arrangement was terminated on July 21, 2004 in connection with the agreement whereby he contributed 1,896,757 shares back to the Company for no consideration as discussed in Note 9.

During May 2004 the Company signed a license agreement with a university, providing the Company with rights to the university's patent rights for specified animal health uses. In connection with that agreement, the Company issued 138,298 shares of common stock, of which 90,278 were issued in May 2004, and 48,020 were issued in August 2004, to the university valued at $130,000 plus agreed to a cash payment of $60,000, which was paid in August 2004.

At the Company's Annual Meeting of its shareholders held in May 2004, an amendment to the Company's Articles of Incorporation was approved to increase the number of authorized shares of Common Stock to 30,000,000 from 15,000,000. At that same meeting, the Company's 2002 Stock Incentive Plan was amended to increase the number of shares reserved under the Plan to 1,500,000 from 900,000. During May 2004, a Director was granted an option for 100,000 shares under the 2002 Stock Incentive Plan, exercisable for five years at a price of $1.47, per share.

Note 6 - Customer Concentration

The Company has two customers, which represent more than 10% of the Company's revenues. For the six-month periods ended June 30, 2004 and 2003, one customer accounted for approximately 45% and 61% of the Company's sales and the second customer accounted for approximately 21% and 4%.

Note 7 - Consulting Agreement

During January 2004 the Company entered into an agreement with a consulting organization to provide investor relations services to the Company for a term of twelve months. The consulting organization was being compensated at the rate of $6,000 per month, until certain specified conditions were met and then it increased to $8,000 per month. The consultant was also granted options, expiring in January 2009, to acquire 800,000 shares of common stock of the Company at a price of $1.07 per share. The Company has determined the value of the 800,000 options to be $445,000 and recorded this amount as a deferred consulting cost, included with other intangible assets, with a corresponding increase to equity. The deferred consulting cost is being amortized over the one-year life of the agreement.

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

                                          Three Months Ended June 30,          Six Months Ended June 30,
                                               2004          2003                2004           2003
                                               ----          ----                ----           ----
Net (loss), as reported                    $ (517,000)    $(569,000)         $(1,006,000)    $(664,000)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified or settled, net of
related tax effects                          (142,000)      (52,000)            (195,000)     (104,000)
                                             ---------     ---------            ---------     ---------

Pro forma net (loss)                        $(659,000)    $(621,000)         $(1,201,000)   $ (768,000)
                                            ==========    ==========         ============   ===========


Earnings (loss) per share:
   Basic and diluted - as reported             $ (.05)        $(.06)               $(.10)        $(.07)
                                               =======        ======               ======        ======

   Basic and diluted - pro forma               $ (.06)       $ (.07)               $(.11)       $ (.08)
                                               =======       =======               =====        =======


Note 9 - Subsequent Events

On July 21, 2004 the Company closed on $1,247,500 under a Private Placement of unregistered Units (consisting of 20,000 common shares and 20,000 warrants exercisable for three years at $1.50/ share for $17,500 per Unit) through its placement agent. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes. As a result of that funding, under an agreement previously entered into with the Company's President and principal shareholder, the shareholder contributed 1,896,757 common shares he owned of the Company, back to the Company for no consideration, which will reduce the outstanding shares by that amount. Additionally, the voting agreement described in Note 5 above was terminated as part of this transaction.

During July 2004 the Company approved the issuance of 100,000 options under the Company's 2002 Stock Option Plan, to an individual.




ITEM 2.
                                 ASPENBIO, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations


Comparative Results for the Six-Month Periods Ended June 30, 2004 and 2003

Sales for the six months ended June 30, 2004 totaled $337,000, which is a $50,000 or 13% decrease from the 2003 period. The change in sales is primarily attributable to the timing of existing customers' order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers' sales and production needs.

Cost of sales for the six months ended June 30, 2004 totaled $176,000; a $41,000 decrease as compared to the 2003 period. The change in cost of sales resulted from lower sales levels for the period offset by increased overhead expenses we are incurring as a result of moving into our new facility in 2003. Gross profit percentage was 48% in the 2004 period as compared to 44% in the 2003 period. The change is generally attributable to increased overhead expenses in our new facility, which were higher in the 2003 period as the new facility was setup and came on line.

Selling, general and administrative expenses in the six months ended June 30, 2004, totaled $711,000, which is a $326,000 or 84% increase as compared to the 2003 period. The increase relates primarily to higher costs incurred during the 2004 period for legal expenses incurred for work on various contract matters and for expenses associated with being a public company, including the amortization expense of the consulting contract we signed in January 2004.

Research and development expenses in the 2004 period totaled $273,000, which is a $50,000 or 15% decrease as compared to the 2003 period. The change is due generally to the timing of development costs being incurred to develop an expanded line of technologies as compared to the prior year.

Interest expense for the six months ended June 30, 2004, increased to $183,000 or $57,000 more as compared to the 2003 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs.


Comparative Results for the Three-Month Periods Ended June 30, 2004 and 2003

Sales for the three months ended June 30, 2004 totaled $204,000, which is a $63,000 or 44% increase from the 2003 period. The change in sales is primarily attributable to the timing of existing customer's order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers' sales and production needs.

Cost of sales for the three months ended June 30, 2004 totaled $88,000; a $64,000 decrease as compared to the 2003 period. The change in cost of sales resulted from increased overhead expenses we are incurring as a result of moving into our new facility in 2003, offset by lower sales levels for the period. Gross profit percentage was 57% in the 2004 period as compared to minus 8% in the 2003 period. The change is generally attributable to increased overhead expenses in our new facility. Gross profit percentage was negative in the 2003 period due to sales levels not being sufficient in the quarter to cover the overhead expenses as well as additional expenses incurred in the 2003 period, as the new facility was setup and came on line.

Selling, general and administrative expenses in the three months ended June 30, 2004, totaled $409,000, which is a $202,000 or 98% increase as compared to the 2003 period. The increase relates primarily to higher costs incurred during the 2004 period for legal expenses incurred for work on various contract matters and for expenses associated with being a public company, including the amortization expense of the consulting contract we signed in January 2004.

Research and development expenses in the 2004 period totaled $124,000, which is a $140,000 or 53% decrease as compared to the 2003 period. The change is due generally to the timing of development costs being incurred to develop an expanded line of technologies as compared to the prior year.

Interest expense for the three months ended June 30, 2004, increased to $99,000 or $13,000 more as compared to the 2003 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs.



     Liquidity and Capital Resources

The Company reported a net loss of $1,006,000 during the six months ended June 30, 2004. At June 30, 2004, the Company had a working capital deficit of $708,000. Management believes that in order to continue with the technology development activities and support the current level of operations, the Company will need to continue to pursue its capital raising activities. Management's plans also include continuing to fulfill the requirements under the global development and distribution agreement signed in March 2003, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. The Company is also focused on generating increased product sales, and raising additional capital.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2004, are anticipated to total approximately $50,000. Funding for the capital additions is contingent on the Company's ability to obtain additional financing and available working capital.

AspenBio anticipates that spending for research and development for the fiscal year ending December 31, 2004, will continue at a similar to slightly accelerated pace to those for the six months ended June 30, 2004. The primary expenditures will be to continue to file patents on the Company's technologies as well to fund development costs in support of the current pipeline products. The principal products consist of the bovine pregnancy tests and bovine pregnancy enhancement products as well as the products, including equine products, being derived from the patent license agreement signed in April 2004. The Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company's business strategy and would be appropriate from a capital standpoint.

The Company has a $150,000 line of credit agreement with a bank, which matures April 30, 2005. The facility bears interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company. The line modifies a prior $250,000 line that matured June 30, 2004. As of June 30, 2004, there was $250,000 outstanding on the line that was subsequently paid down to zero providing the Company with availability of $150,000 as of the date of this report.

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

During June 2003, the Company's president agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. An advance principal payment of $200,000, plus monthly payments of $10,000, will be made to him if the Company obtains sufficient financing to meet certain other needs.

On July 21, 2004 the Company closed on $1,247,500 under a Private Placement of unregistered Units (consisting of 20,000 common shares and 20,000 warrants exercisable for three years at $1.50/ share for $17,500 per Unit) through its placement agent. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes. As a result of that funding, under an agreement previously entered into with Roger Hurst, the Company's President and principal shareholder, he contributed 1,896,757 common shares Mr. Hurst owned of the Company, back to the Company for no consideration, which reduced the outstanding shares by that amount.



     Operating Activities

Net cash consumed by operating activities was $318,000 during the six months ended June 30, 2004. Cash was consumed by the loss of $1,006,000, less non-cash expenses of $323,000 for depreciation and amortization, including $204,000 associated with the amortization of the consulting agreement signed in January 2004. Higher operating expenses generally accounted for the majority of the loss increase. An increase in accounts payable and accruals of $388,000 during the period funded a portion of the loss.

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


     Investing Activities

Net cash outflows from investing activities consumed $131,000 during the six months ended June 30, 2004. The outflow was primarily attributable to purchases of property and equipment and intangibles.

Net cash outflows from investing activities consumed $103,000 during the 2003 period. The outflow was attributable to purchases of property and equipment and payments for intangibles.

     Financing Activities

Net cash inflows from financing activities generated $313,000 during the six months ended June 30, 2004. The Company received net proceeds of $342,000 from the sale of common stock during the period. During the period, the Company received $51,000 from the proceeds of debt and repaid $81,000 under its debt agreements.

Net cash inflows from financing activities generated $148,000 during the six months ended June 30, 2003. The Company drew $226,000 under its line of credit. The construction loan was increased by $653,000, advanced directly to finalize the construction of our new facility. The loan was converted into a permanent mortgage in June 2003.


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

Item 3. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

The Company's President and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

     PART II OTHER INFORMATION

Item 2. Changes in Securities

     On May 10, 2004 an amendment to the Company's Articles of Incorporation became effective, increasing the number of shares of authorized common stock from 15,000,000 shares to 30,000,000 shares.

     During the period covered by this report, the Company sold the following equity securities that were not registered under the Securities Act of 1933:

     On April 30, 2004 we issued 138,298 shares of common stock to Washington University, St. Louis, MO, in partial exchange for a licensing agreement, whereby the Company obtained the rights to specified technology. No fees or commissions were paid on this issuance and we relied on the private offering exemption from registration contained in Section 4(2) of the Act in making this issuance.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
--------------------------------------------------------------------------------

 EXHIBIT
   NO.    DESCRIPTION
--------  -----------------------------------------------------------------

  3.1.2 Articles of Amendment to the Articles of Incorporation filed May 10, 2004. Filed herewith.

  10.24 Agreement with Roger Hurst dated April 5, 2004, as amended. Filed herewith.

  10.25 License Agreement with Washington University (St. Louis). Filed herewith.

  31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

  31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

  32 Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

--------------------------------------------------------------------------------

     (b) The following Form 8-K reports were filed during the period.

          On July 21, 2004, the Company filed 8-K Reports, reporting under Item 5 the issuance of a press release announcing the completion of a $1,247,500 Private Placement.

          On July 21, 2004, the Company filed an 8-K report, reporting under
          Item 5 the contribution to the Company of 1,896,757 shares of the Company's common stock by an officer and Director under the terms of a previously signed agreement.

          On May 21, 2004, the Company filed an 8-K report, reporting under Item 5 that the Company had entered into an exclusive license agreement with a university for specified patents and patent rights.



                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AspenBio, Inc.
                                                 (Registrant)

Dated: August 16, 2004                      By: /s/ Roger Hurst
                                                ----------------------
                                                Roger Hurst, President