Form 10QSB
period 2004-09-30
ASPENBIO INC
filed 2004-11-15
CIK 1167419

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       The number of shares of no par value common stock outstanding as of
                       November 11, 2004, was 11,713,143.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                 ASPENBIO, INC.
                                      Index


                                                                           Page
                                                                           ----
                         PART 1 - Financial Information


Item 1. Condensed Unaudited Financial Statements - AspenBio, Inc.

            Balance Sheet as of September 30, 2004                            3

            Statements of Operations For the Three and Nine
                  Months Ended September 30, 2004 and 2003                    4

            Statements of Cash Flows For the Nine
                  Months Ended September 30, 2004 and 2003                    5

            Notes to Condensed Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3.  Controls and Procedures                                             14


                  PART II - Other Information

Item 2.  Changes in Securities                                               15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

PART I - FINANCIAL INFORMATION

                                   AspenBio, Inc.
                                   Balance Sheet
                            September 30, 2004 (Unaudited)

                                      ASSETS
Current assets:
    Cash and cash equivalents                                       $   978,634
    Accounts receivable, net (Note 4)                                    53,260
    Inventories (Notes 2 and 4)                                         239,003
                                                                    -----------

      Total current assets                                            1,270,897
                                                                    -----------

Property and equipment (Notes 3 and 4)                                3,613,157
                                                                    -----------

Other assets:
    Goodwill                                                            387,239
    Other intangibles (Notes 5 and 7)                                   588,441
                                                                    -----------

      Total other assets                                                975,680
                                                                    -----------

Total assets                                                        $ 5,859,734
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $   108,612
    Accrued expenses                                                     62,445
    Notes payable (Note 4):
      Related party -current portion                                     46,300
      Mortgage note - current portion                                    77,000
                                                                    -----------

      Total current liabilities                                         294,357

Mortgage note payable, less current portion (Note 4)                  3,133,586
Note payable, related party (Note 4)                                    753,272
Deferred revenue (Note 1)                                               200,000
                                                                    -----------

      Total liabilities                                               4,381,215
                                                                    -----------
Stockholders' equity (Notes 5 and 9):
    Common stock, no par value, 30,000,000
      shares authorized; 11,713,143 shares
      issued and outstanding                                          5,863,823
    Accumulated deficit                                              (4,385,304)
                                                                    -----------

      Total stockholders' equity                                      1,478,519
                                                                    -----------

Total liabilities and stockholders' equity                          $ 5,859,734
                                                                    ===========



      See Accompanying Notes to Unaudited Condensed Financial Statements.

                                 AspenBio, Inc.
                            Statements of Operations
                       Periods Ended September 30, (Unaudited)



                                               Three Months Ended               Nine Months Ended
                                               ------------------               ----------------
                                               2004         2003              2004            2003
                                               ----         ----              ----            ----

Sales (Note 6)                             $  163,294     $  176,726       $  500,213        $ 563,391

Cost of sales                                  86,967        103,065          262,468          319,238
                                           ----------     ----------       ----------        ---------

    Gross profit (loss)                        76,327         73,661          237,745          244,153
                                           ----------     ----------       ----------        ---------

Operating expenses:
  Selling, general and administrative         378,614        192,294        1,089,973          578,107
  Research and development                    132,774         80,784          405,614          403,346
                                           ----------     ----------       ----------        ---------

    Total operating expenses                  511,388        273,078        1,495,587          981,453
                                           ----------     ----------       ----------        ---------

    Operating loss                           (435,061)      (199,417)      (1,257,842)        (737,300)

Interest expense, net                          75,845         71,145          258,670          197,115
Debt conversion inducement expense                 --         81,500               --           81,500
                                          -----------     ----------       ----------        ---------


Net loss                                  $  (510,906)    $ (352,062)    $ (1,516,512)     $(1,015,915)
                                          ===========     ==========     ============       ==========

Basic and diluted net loss per share      $      (.05)    $    (.04)     $      (.14)       $     (.11)
                                          ===========     ==========     ============       ==========

Basic and diluted  weighted  average
shares outstanding                         11,040,624      9,298,064       10,674,966        9,299,345
                                          ===========      =========      ===========       ==========






       See Accompanying Notes to Unaudited Condensed Financial Statements.

                                 AspenBio, Inc.
                            Statements of Cash Flows
                     Nine Months Ended September 30, - (Unaudited)

                                                                   2004           2003
                                                                   ----           ----
Cash flows from operating activities:
  Net loss                                                     $(1,516,512)   $(1,015,915)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                498,094        202,068
      Debt conversion inducement expense                                --         81,500
      Amortization of discount on note payable                          --         16,000
      Stock issued for services                                     18,000             --
   (Increase) decrease in:
      Accounts receivable                                          (31,911)        24,667
      Inventories                                                   20,969        (10,342)
      Prepaid expenses and other current assets                     13,068             --
    Increase (decrease) in:
      Accounts payable and accruals                                (83,434)       326,385
      Deferred revenue                                                  --        200,000
                                                               -----------    -----------
 Net cash provided by (used in) operating activities            (1,081,726)      (175,637)
                                                               -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                            (27,754)      (160,012)
    Purchases of intangible and other assets                       (90,195)       (75,379)
                                                               -----------    -----------
Net cash used in investing activities                             (117,949)      (235,391)
                                                               -----------    -----------
Cash flows from financing activities:
    Increase in restricted cash                                         --       (435,434)
    Proceeds from stock subscriptions collected                         --        723,750
    Proceeds from issuing common stock                           2,564,438        133,545
    Repurchase of common stock                                          --       (100,000)
    Proceeds from issuing notes payable                                 --        483,752
    Repayment of debt                                             (534,261)      (420,948)
                                                               -----------    -----------
Net cash provided by financing activities                        2,030,177        384,665
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents               830,502        (26,363)

Cash and cash equivalents, beginning of period                     148,132        131,780
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $   978,634    $   105,417
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                 $   279,100    $    87,226
  Schedule of non-cash investing and financing activities:
      Stock options issued for consulting services  (Note 7)   $   445,000    $        --
      Common stock issued for patent rights (Note 5)           $   130,000    $        --
      Building improvements financed by construction loan      $        --    $   653,252
      Construction loan refinanced into permanent mortgage     $        --    $ 3,250,000


       See Accompanying Notes to Unaudited Condensed Financial Statements.

                                 AspenBio, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio, Inc. (the "Company" or "AspenBio") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2004, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily an indication of operating results for the full year.


Note 1 - Global Development and Distribution Agreement

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited ("Merial"). The agreement provides Merial with exclusive rights to market and distribute the Company's new, patent-pending diagnostic blood test (the "Test"). The Test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. Testing results continue to be analyzed and modifications to the Test are ongoing. AspenBio believes improvements to the Test need to be achieved. Accordingly, the Test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also was delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the results or the Test. The Company is in regular communication with Merial, and continues to work on development of the Test, including the utilization of outside consultants and believes that progress is being made on the Test, but cannot currently estimate a revised launch date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by Merial must be refunded on a pro-rata basis.

Note 2 - Inventories

As of September 30, 2004, total inventories consisted of:

         Finished goods                                  $ 131,498
         Goods in process                                   33,419
         Raw materials                                      74,086
                                                        ----------
         Total inventories                               $ 239,003
                                                        ==========

Note 3 - Property and Equipment

Property and equipment at September 30, 2004, consisted of the following:

         Land                                          $   653,400
         Land improvements                                 454,108
         Building                                        2,589,231
         Equipment                                         506,772
                                                       -----------
                                                         4,203,511
         Less accumulated depreciation
                  and amortization                         590,354
                                                       -----------
         Property and equipment, net                   $ 3,613,157
                                                       ===========

During January 2003, AspenBio completed the construction of its own building and relocated into it, moving out of its prior leased space, which had been occupied on a month-to-month basis.

Note 4 - Debt Agreements

The Company has a $150,000 line of credit agreement with a bank, which matures April 30, 2005. The facility bears interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company. The line modifies a prior $250,000 line that matured June 30, 2004. As of September 30, 2004, there was no amount outstanding on the line.

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

During June 2003, the Company's president agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. A payment of $200,000 was made to him upon the closing of the 2004 offering. Monthly payments of $10,000 for interest and principal, commenced in September 2004. At September 30, 2004 the remaining principal balance on the note was $799,572

In 2003, the Company completed a $350,000 offering of debt. As of December 31, 2003, $45,000 of the debt offering was outstanding and was repaid to the debt holders in January 2004.

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

The Company's president also agreed that 2,250,000 of the 4,246,757 shares of the Company's common stock owned by him would be voted at shareholder meetings in the same proportion as the other shares of the Company's common stock are voted. This voting arrangement was terminated in July 2004 in connection with the agreement whereby he contributed 1,896,757 shares back to the Company for no consideration as discussed below.

During May 2004 the Company signed a license agreement with a Washington University (St. Louis, MO), providing the Company with rights to the university's patent rights for specified animal health uses. In connection with that agreement, the Company issued 138,298 shares of common stock, of which 90,278 were issued in May 2004, and 48,020 were issued in August 2004, to the university valued at $130,000 plus agreed to a cash payment of $60,000, which was paid in August 2004.

At the Company's Annual Meeting of its shareholders held in May 2004, an amendment to the Company's Articles of Incorporation was approved to increase the number of authorized shares of Common Stock to 30,000,000 from 15,000,000. At that same meeting, the Company's 2002 Stock Incentive Plan was amended to increase the number of shares reserved under the Plan to 1,500,000 from 900,000.

During May 2004, a Director was granted an option for 100,000 shares under the 2002 Stock Incentive Plan, exercisable for five years at a price of $1.47, per share. During July 2004 the Company approved the issuance of 100,000 options under the Company's 2002 Stock Option Plan, to an individual exercisable at $1.20 per share. During August 2004, the Company formed an advisory board and in connection therewith, a total of 325,000 options exercisable at $.75 per share, were granted to the members of that board.

The Company closed on $2,535,000, ($1,247,500 on July 21, 2004 and $1,287,500 on
August 19, 2004) under a Private Placement of unregistered Units (consisting of 20,000 common shares and 20,000 warrants exercisable for three years at $1.50/ share for $17,500 per Unit) through its placement agent. The Company received net proceeds of $2,216,413 from the offering after deducting commissions and expenses paid in connection with the offering. The placement agent also was granted warrants, expiring July 2009, to acquire 289,714 common shares at $.875 and 289,714 warrants to acquire common shares for $1.50 each. The purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. As a result of that funding, under an agreement previously entered into with the Company's president and principal shareholder, the shareholder contributed 1,896,757 common shares he owned of the Company, back to the Company for no consideration, which reduced the outstanding shares by that amount. Additionally, the voting agreement described above was terminated as part of this transaction. A principal reduction was also made in a note owed to the Company's president as described in Note 4.

Note 6 - Customer Concentration

The Company has two customers which represent more than 10% of the Company's revenues. For the nine-month periods ended September 30, 2004 and 2003, one customer accounted for approximately 48% and 59% of the Company's sales and the second customer accounted for approximately 14% and 8%.

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

                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                               2004          2003                2004           2003
                                               ----          ----                ----           ----
Net (loss), as reported                    $ (511,000)    $(352,000)         $(1,516,000)  $(1,016,000)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified or settled, net of
related tax effects                          (292,000)      (46,000)            (487,000)     (150,000)
                                             ---------     ---------            ---------     ---------

Pro forma net (loss)                        $(803,000)    $(398,000)         $(2,003,000)  $(1,166,000)
                                            ==========    ==========         ============   ===========

Earnings (loss) per share:
   Basic and diluted - as reported             $ (.05)        $(.04)               $(.14)        $(.11)
                                               =======        ======               ======        ======

   Basic and diluted - pro forma               $ (.07)       $ (.04)               $(.19)       $ (.13)
                                               =======       =======               =====        =======


Note 9 - Subsequent Events

During October 2004, a Director was granted an option for 100,000 shares under the 2002 Stock Incentive Plan, exercisable for five years at a price of $.76, per share.

ITEM 2.
                                 ASPENBIO, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations


Comparative Results for the Nine-Month Periods Ended September 30, 2004 and 2003

Sales for the nine months ended September 30, 2004 totaled $500,000, which is a $63,000 or 11% decrease from the 2003 period. The change in sales is primarily attributable to the timing of existing customers' order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers' sales and production needs.

Cost of sales for the nine months ended September 30, 2004 totaled $262,000; a $57,000 decrease as compared to the 2003 period. The change in cost of sales resulted from lower sales levels for the period offset by increased overhead expenses we are incurring as a result of moving into our new facility in 2003. Gross profit percentage was 48% in the 2004 period as compared to 43% in the 2003 period. The change is generally attributable to increased overhead expenses in our new facility, which were higher in the 2003 period as the new facility was setup and came on line.

Selling, general and administrative expenses in the nine months ended September 30, 2004, totaled $1,090,000, which is a $512,000 or 89% increase as compared to the 2003 period. The increase relates primarily to higher costs incurred during the 2004 period for legal expenses incurred for work on various contract matters and for expenses associated with being a public company, including the amortization expense of the consulting contract we signed in January 2004.

Research and development expenses in the 2004 period totaled $406,000, which is a $2,000 or 1% increase as compared to the 2003 period. The change is due generally to the timing of development costs being incurred to develop an expanded line of technologies as compared to the prior year.

Interest expense for the nine months ended September 30, 2004, increased to $259,000 or $62,000 more as compared to the 2003 period. The increase was primarily due to higher debt levels to fund the new facility and prior to the closing of the $2.5 million private offering in the current quarter, debt for working capital needs.


Comparative Results for the Three-Month Periods Ended September 30, 2004 and
2003

Sales for the three months ended September 30, 2004 totaled $163,000, which is a $13,000 or 8% decrease from the 2003 period. The change in sales is primarily attributable to the timing of existing customer's order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers' sales and production needs.

Cost of sales for the three months ended September 30, 2004 totaled $87,000; a $16,000 decrease as compared to the 2003 period. The change in cost of sales resulted from increased overhead expenses we are incurring as a result of moving into our new facility in 2003, offset by lower sales levels for the period. Gross profit percentage was 47% in the 2004 period as compared to 42% in the 2003 period. The change is generally attributable changes in the sales levels between the periods and the level of fixed overhead expenses.

Selling, general and administrative expenses in the three months ended September 30, 2004, totaled $379,000, which is a $186,000 or 97% increase as compared to the 2003 period. The increase relates primarily to higher costs incurred during the 2004 period for legal expenses incurred for work on various contract matters and for expenses associated with being a public company, including the amortization expense of the consulting contract we signed in January 2004.

Research and development expenses in the 2004 period totaled $133,000, which is a $52,000 or 64% increase as compared to the 2003 period. The change is due generally to the timing of development costs being incurred to develop an expanded line of technologies as compared to the prior year.

Interest expense for the three months ended September 30, 2004, increased to $76,000 or $5,000 more as compared to the 2003 period. The increase was primarily due to higher debt levels to fund the new facility and working capital needs.


     Liquidity and Capital Resources

The Company reported a net loss of $1,517,000 during the nine months ended September 30, 2004. At September 30, 2004, the Company had working capital of $977,000. While this a an improvement during the quarter as a result of the $2.535 million private offering of Units, management believes that in order to continue with the technology development activities and support the current level of operations, the Company will need to raise additional capital in 2005. Management's plans also include continuing to fulfill the requirements under the global development and distribution agreement signed in March 2003, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. The Company is also focused on generating increased product sales.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2004, are anticipated to total approximately $50,000. Funding for the capital additions is contingent on the Company's ability to obtain additional financing and available working capital.

AspenBio anticipates that spending for research and development for the fiscal year ending December 31, 2004, will continue at an accelerated pace to those for the nine months ended September 30, 2004. The primary expenditures will be to continue to file patents on the Company's technologies as well to fund development costs in support of the current pipeline products. The principal products consist of the bovine pregnancy tests and bovine and equine pregnancy enhancement products as well as the products being derived from the patent license agreement signed in May 2004 with Washington University. The Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company's business strategy and would be appropriate from a capital standpoint.

The Company has a $150,000 line of credit agreement with a bank, which matures April 30, 2005. The facility bears interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the president of the Company. The line modifies a prior $250,000 line that matured June 30, 2004. As of September 30, 2004 and as of the date of this report, there were no amounts outstanding on the line, thereby providing the Company with availability of $150,000 as of the date of this report.

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

During June 2003, the Company's president agreed to consolidate the Company's notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and a maturity date of June 2008. A payment of $200,000 was made under the note in August 2004, and monthly payments of $10,000 on the note commenced in September 2004.

The Company closed on $2,535,000, ($1,247,500 on July 21, 2004 and $1,287,500 on
August 19, 2004) under a Private Placement of unregistered Units (consisting of 20,000 common shares and 20,000 warrants exercisable for three years at $1.50/ share for $17,500 per Unit) through its placement agent. The Company received net proceeds of $2,216,413 from the offering after deducting commissions and expenses paid in connection with the offering. The placement agent also was granted warrants, expiring July 2009, to acquire 289,714 shares at $.875 and 289,714 warrants to acquire shares for $1.50 each. The purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. As a result of that funding, under an agreement previously entered into with the Company's president and principal shareholder, the shareholder contributed 1,896,757 common shares he owned of the Company, back to the Company for no consideration, which reduced the outstanding shares by that amount.

     Operating Activities

Net cash consumed by operating activities was $1,082,000 during the nine months ended September 30, 2004. Cash was consumed by the loss of $1,517,000, less non-cash expenses of $498,000 for depreciation and amortization, including $315,000 associated with the amortization of the consulting agreement signed in January 2004. Higher operating expenses generally accounted for the majority of the loss increase. Increases in accounts receivable of $32,000, and decreases in accounts payable and accruals of $83,000 during the period also consumed cash.

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


     Investing Activities

Net cash outflows from investing activities consumed $118,000 during the nine months ended September 30, 2004. The outflow was primarily attributable to purchases of property and equipment and intangibles.

Net cash outflows from investing activities consumed $235,000 during the 2003 period. The outflow was attributable to purchases of property and equipment and payments for intangibles.

     Financing Activities

Net cash inflows from financing activities generated $2,030,000 during the nine months ended September 30, 2004. The Company received total net proceeds of $2,564,000 from sales of common stock during the period. During the period, the Company repaid $534,000 under its debt agreements, including $250,000 that was paid on its line of credit and a $200,000 payment that was made under the note agreement with the Company's president.

Net cash inflows from financing activities generated $385,000 during the nine months ended September 30, 2003. The Company drew $249,000 under its then new line of credit. The construction loan was increased by $653,000, advanced directly to finalize the construction of our new facility. This loan was converted into a permanent mortgage in June 2003. During the period we received $63,000 in new loan proceeds above the amounts that we repaid during the period. We also received proceeds allocated to the sale of stock totaling $134,000, and repurchased and retired $100,000 of common stock during the period. We collected $724,000 in a private placement of our securities, which was restricted until we met certain conditions. Those conditions were satisfied in December 2003.

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

                            PART II OTHER INFORMATION

Item 2. Changes in Securities

     During the period covered by this report, other than as previously reported in the Company's reports on Form 8-K or except as described below, the Company had no sales of unregistered equity securities under the Securities Act of 1933 (the "Act"):

(a) During the period, the Company issued the following stock options under its 2002 Stock Incentive Plan, vesting over four years and expiring ten years from the date of grant:

     1. July 16, 2004 100,000 options were granted to an independent contactor, exercisable at $1.20 per share.
     2. On August 24, 2004 260,000 options were granted collectively to seven employees, exercisable at $.75 per share.
     3. On August 24, 2004 325,000 options were granted collectively to a group of seven advisors exercisable at $.75 per share.

     All of the foregoing option grants were made pursuant to the exemption under section 4(2) of the Act, and no commission or other remuneration was paid on the respective transactions.

     On July 16, 2004 we issued 10,000 common shares valued at $1.20 per share and on August 18, 2004 we issued 10,286 shares of common stock valued at $.58 per share to contractors and employees for services rendered. These share issuances were made pursuant to the exemption under section 4(2) of the Act, and no commission or other remuneration was paid on the respective transactions.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
--------------------------------------------------------------------------------

 EXHIBIT
   NO.         DESCRIPTION
--------      ------------------------------------------------------------------


  10.25(a) Employment Agreement with Roger Hurst dated August 30, 2004 is incorporated by reference from the registrant's report on Form 8-K filed August 30, 2004.

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

     On October 4, 2004, the Company filed an 8-K report, reporting under Items 5 and 9 the addition of a Board member and the granting of stock options to that Board member.

     On September 7, 2004, the Company filed an 8-K report, reporting under Items 8 and 9 the issuance of a press release announcing the completion and termination of a $2,535,000 Private Placement.

     On August 30, 2004, the Company filed an 8-K report, reporting under Items 1 and 9 the entry by the Company into an employment agreement.

     On August 19, 2004, the Company filed an 8-K Report, reporting under Item 5 the issuance of a press release announcing the completion of a $1,287,500 Private Placement.

     On July 21, 2004, the Company filed an 8-K Report, reporting under Item 5 the issuance of a press release announcing the completion of a $1,247,500 Private Placement.

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

                                                AspenBio, Inc.
                                                 (Registrant)

Dated: November 15, 2004                      By: /s/ Roger Hurst
                                                ----------------------
                                                Roger Hurst, President