Form 10KSB
period 2004-12-31
ASPENBIO INC
filed 2005-03-31
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2004

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-50019

ASPENBIO, INC.
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1553387 (I.R.S. Employer Identification No.)

1585 South Perry Street, Castle Rock, Colorado 80104
(Address of principal executive offices) (Zip Code)

(303) 794-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes [X]   No [   ]

        Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

        The registrant had revenues of $804,000 for its most recent fiscal year ended December 31, 2004.

        The aggregate market value of the common stock of the registrant held by non-affiliates as of March 18, 2005 was $5,283,000 based upon the average closing bid and asked prices.

        The number of shares outstanding of the registrant’s common stock at March 21, 2005, was 11,713,143.

        Transitional small business disclosure format.    Yes [   ]     No [X]

DOCUMENTS INCORPORATED BY REFERENCE

N\A - None

ASPENBIO, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6. Item 7. Item 8. Item 8A. Item 9. Item 10. Item 11. Item 12. Item 13. Item 14.

                                   PART I

Description of Business
Description of Property
Legal Proceedings
Submission of Matters to a Vote of Security Holders

                                   PART II

Market for Common Equity and Related Stockholder Matters
Management's Discussion and Analysis or Plan of Operation
Financial Statements
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosures
Controls and Procedures

                                  PART III

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters
Certain Relationships and Related Transactions
Exhibits and Reports on Form 8-K
	Principal Accountant Fees and Services	Page 1 19 19 19 20 21 26 44 44 45 49 52 53 54 56

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

        Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which we intend to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of our assets, liabilities, and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors, which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, problems in collecting receivables, testing or other delays or problems in introducing our bovine pregnancy test, and difficulties in obtaining financing on an as-needed basis.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

        AspenBio, Inc. is an emerging biotechnology company engaged in the discovery, development, manufacture, and marketing of products for animal healthcare. Founded in August 2000, the Company was initially created for the purpose of acquiring the antigen business of Vitro Diagnostics, Inc. to leverage its proprietary knowledge and technology towards the development of novel products with substantial market potential. As a dominant supplier of human antigens, AspenBio manufactures these antigens primarily for use as controls to determine whether diagnostic test kits are functioning properly. The Company currently markets more than 30 products to diagnostic test kit manufacturers and research facilities. While generating modest revenues from this antigen business, we have been actively advancing the development of novel animal reproduction products for large worldwide markets. We currently have a robust product pipeline with four novel recombinant hormones and a new bovine early pregnancy detection test in development. We recently initiated our first FDA application with the INADA filing of our new equine drug, (rEquine LH).

        By applying its proprietary platform technology to veterinary medicine, AspenBio gains several competitive advantages. First, since the FDA approval process for animal products is often less costly and time-consuming than that for human products, our research and development costs are substantially reduced and the timeline to product launch is shortened. Second, we believe animal healthcare represents an area of significant untapped market potential with relatively limited market competition as compared to the human market. Third, we are able to focus our research and product development resources on improving animal reproduction which provides significant new economic and efficiency benefits in large underdeveloped markets worldwide. Fourth, we are able to focus on fully exploiting the tremendous market potential of a totally new class of reproduction hormones via our patented “single-chain gonadotropin” technology which offers a number of significant cost and performance advantages over conventional hormone products available throughout the world. Our long-term goal is to methodically leverage this “single-chain gonadotropin” technology into products for all non-human mammalian species of economic importance.

        Our success depends on our ability to develop and commercialize new products. We are focused on bringing five novel products to market in the near term. Three of these products provide novel solutions to improve bovine reproduction and two of these products provide unique solutions for equine reproduction management. We have or anticipate being granted patent protection on each of these products.

New Bovine Reproduction Products

        The two largest bovine products we currently are developing are SurBred™ (bovine early pregnancy test) and StayBred™ (rbovine LH). Both of these specialized products are designed to create more effective breeding programs for artificially inseminated dairy cows. Since pregnancy is necessary for efficient milk production, more effective breeding programs not only increases milk production per cow and profitability of the dairies, but also produces fewer open (“un-bred”) cows and ultimately more calves.

        SurBred™ is an early detection pregnancy test that is designed to determine pregnancy status sooner than traditional methods and before the end of the cow’s 21-day estrous cycle, thereby enabling herd managers to artificially inseminate cows twice, not just once, during the same cycle if the artificially inseminated cow is determined to not be pregnant. This not only saves a considerable amount of time in helping to achieve pregnancy, but also eliminates duplicate drug and veterinary costs and can reduce feed costs for unproductive animals. This immunoassay-based blood test is not subject to FDA approval regulation. Merial Limited, the world’s leading animal health company, (a joint venture of Merck and Aventis), has the exclusive right to market and distribute SurBred™ worldwide, once the product is fully developed.

        StayBred™, a complementary technology, is a novel recombinant form of bovine luteinizing hormone (rbovine LH) that, in initial limited field trials using internally manufactured test materials, significantly enhanced follicle stimulation which reduces the rate of pregnancy loss. Currently up to 70% of artificially inseminated cows fail to either conceive or maintain pregnancy. If both products are successfully developed, the estimated worldwide market potential for both SurBred™ and StayBred™ is estimated to exceed several hundred million dollars.

        AspenBio is also in advanced development of a unique recombinant form of bovine follicle stimulating hormone (rbovine FSH) developed to be used for super-ovulation and embryo transfer in dairy and beef cows. This new product is expected to provide significant benefits in terms of both purity and consistency versus conventional “animal derived” pituitary extract FSH products currently on the market. Because our product is a “non-animal derived” recombinant form of bovine FSH, it does not have the potential to transmit infectious diseases such as BSE (bovine spongiform encephalopathy – Mad Cow Disease) that “animal derived extracts” of such products potentially carry.

New Equine Reproduction Products

        We have two significant new equine reproduction management products in development. The most advanced equine product is a recombinant form of equine luteinizing hormone (rEquine LH) designed to induce ovulation in estrous mares thereby providing better overall breeding management and convenience. It is estimated that there are over 750,000 high value equine breedings per year in the United States. Initial inquiries have suggested an average possible selling price in the range of $40 per dose, equaling a total market potential of this product of $30 million annually. We estimate that rapid penetration of up to 25% of this market is reasonable, representing approximately $7.5 million in annual sales. This new recombinant equine LH product is anticipated to be our first FDA approved product based upon INADA filing already made.

        We are also in advanced development of a novel recombinant form of equine follicle stimulating hormone (rEquine FSH) used for “super-ovulation” and embryo transfer in horses. As with our bovine FSH product, this new equine FSH product is expected to provide significant benefits in terms of both purity and consistency versus conventional “animal derived” pituitary extract FSH products. An accurate market potential estimate for this product is not available at this time.

        The equine breeding industry currently lacks any effective method that can precisely control follicular development and ovulation. Extracts containing pituitary derived luteinizing hormone (LH) and follicle stimulating hormone (FSH) have been shown to be effective; however, the lack of a reliable commercial product has prevented wide use. Human chorionic gonadotropin (hCG) is also used but horses often develop an immune response to this foreign protein such that repeated use is ineffective. GnRH-derived products have been shown to be effective in inducing ovulation in the horse. However, the only approved product for use in the horse , OvuplantTM, has been recalled by the FDA and has been off the market for the past two years.

Other Non-Core Products

        Currently we are pursuing a number of other product and technology opportunities. This includes a novel new blood based human appendicitis test. We have filed a patent application entitled “METHODS RELATING TO DIAGNOSIS OF APPENDICITIS”. This project is in research and development phase as serum and tissue samples are now being collected and banked. Testing is ongoing to refine the marker that could be used to assist in or determine the diagnosis of the condition. This product would require FDA approval.

Overview

        Our strategy is to search for opportunities where we can use our protein purification and molecular biology abilities to create unique and if possible, proprietary products. We focus on expanding into other uses for purified proteins, principally for diagnosis and treatment of animals and humans. An important factor in diagnostics products is the vastly reduced times required from product conception to saleable product as compared to therapeutic products which often require many years to market, due to significantly more stringent FDA requirements for therapeutic products.

        We are engaged in the discovery, development, manufacturing and marketing of products for animal and human healthcare. We leverage our expertise as a high quality manufacturer of antigens for diagnostic kit manufacturers to target and validate potential products of significant economic value while primarily focusing our resources on areas of animal healthcare where we believe there are clearly unmet needs. We apply our advanced understanding of the protein purification process to develop products off a broadly applicable technological platform. Our product pipeline consists of product candidates in various stages of clinical and pre-clinical development. One of our business strategies is to focus primarily on products and technologies which we believe have a relatively short time line to revenue, i.e., 18-24 months. We pursue technologies under “in-licensing” agreements with universities, researchers or doctors; complete research and development on the technologies through proof of concept, and then either “out-license” to “Big Pharma” companies and \ or go to product introduction and launch.

        We announced a Global Development and Distribution Agreement covering the Early Detection Bovine Pregnancy Test with Merial Limited (“Merial”), the world’s leading animal health company. Merial (preliminary Merial web site for the AspenBio pregnancy test is — http://us.merial.com/bovinetest) is a joint venture between Merck & Co., Inc. (MRK: NYSE) and Aventis SA (AVE: NYSE). We believe the total potential market size for the Early Detection Bovine Pregnancy Test is 25 million dairy cows, each of which is potentially checked twice annually and are readily accessible through sophisticated existing channels of distribution. Under the terms of the Merial Agreement, following successful completion of the test, Merial must achieve sales goals of 1.5 million units in year one, 4.0 million units in year two and 5.0 million units in each calendar year thereafter during the full term of the Agreement. In addition to product development fees totaling up to $1.9 million, we will also receive 33% of all gross sales of the product under the terms of the Agreement subject to a minimum of $1.75/ test. To date we have not successfully completed the clinical trial required to resolve an issue relating to the test’s sensitivity in order to be able to go to commercialization of this product. Accordingly, the product has not been released for distribution to date and we are continuing to work on improving the sensitivity of the test. Due to delays encountered with the Early Detection Bovine Pregnancy Test development, Merial may attempt to renegotiate certain aspects of the contract, when and if the product is successfully completed.

Products and Status of Products

        SurBred™ — SurBred™ (bovine early pregnancy test) is a blood test to determine the pregnancy status of cows approximately 18 days after artificial insemination and prior to the end of the cow’s twenty-one day heat cycle. This would allow for non-pregnant (“open”) cows to be identified and artificially inseminated a second time within the cow’s same estrous cycle. Pregnancy is necessary for effective milk production and the dairy industry relies on artificial insemination to impregnate the cows to aid in reproduction and assure improved genetics and high productivity. The traditional way of determining pregnancy is via palpation, a physical examination by a veterinarian. Ultrasound is also being used on a limited basis. The test kit we intend to produce would permit pregnancy status to be determined sooner than the traditional methods, which, in turn, would permit a herd manager to repeat the artificial insemination process at an earlier date on open cows. Our test does not include any physical manipulation of the cow other than a simple blood sample. Traditional manipulation results in higher risk to the calf. We believe pregnancy in other hoofed animals may be able to be determined using the same antigen. The pig, elk, bison, and sheep industries also utilize artificial insemination, and we plan to develop these pregnancy test kits where economically feasible.

        We are currently working on optimizing the test to provide a highly sensitive and accurate product. We are also characterizing the target indicator marker more fully to understand how its temporal expression changes through early pregnancy. We have confirmed that the target marker is highly accurate in determining pregnancy status. One of our research partners hopes to publish the results of a recent study that conclusively demonstrates that the test marker the company has been working on is an accurate indicator of pregnancy at day 18 post-artificial insemination.

        Once the development work is complete we anticipate that in order to create commercial quantities of test kits, we will produce the active ingredients and send them to a company that specializes in large-scale manufacturing of test strips. This company would place the functional ingredients onto the test strips and then ship the sealed and packaged pregnancy test kits to our warehouse or to customers for distribution.

        We entered into licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, to obtain the exclusive rights to manufacture the protein used in the bovine pregnancy test kit. We have filed two provisional patent applications, as well as a trademark application for “SurBred™,” the name of the bovine pregnancy test kit.

        On March 29, 2003 we entered into a distribution agreement with Merial Inc. Merial is a joint venture between Merck and Aventis. We have granted Merial exclusive rights to market and distribute the bovine pregnancy test worldwide. Based on findings of an expanded field trial during 2003, we concluded that improvements needed to be made to the test before marketing can begin. In 2004 we contracted with a recognized industry expert in this field to assist our internal efforts in development of the test. Since we were unable to launch the test by October 2003, as previously anticipated in our agreement with Merial, the second development payment of $700,000 from Merial has not been made. While we can provide no assurance of success, development efforts are ongoing with the goal being to try and have product ready to introduce at the World Dairy Expo that occurs in the fall. As a result of the delays we are experiencing in the introduction of the test, Merial may reduce the second development payment, or eliminate it or terminate the agreement. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to date. To date they have been supportive of our efforts to resolve the sensitivity issues surrounding the pregnancy test.

        StayBred™ (rbovine LH) — A complementary technology to the early detection bovine pregnancy test, is our rbovine LH (recombinant luteinizing hormone) drug in development. This product was developed, under the trade name “StayBred™” in collaboration with Dr. Kevin McSweeney, DVM. Initially product field trails utilized hCG injected into dairy cows intended to play the role of LH to reduce the rate of pregnancy loss. Currently up to 70% of dairy cows fail to conceive or maintain a viable pregnancy causing significant financial and production losses to the dairy. StayBred™ (rbovine LH) utilizes our patented “single chain gonadotropin” technology which offers cost and performance advantages over conventional bovine hormone products available in the worldwide market. We are on track to perform expanded field tests on the recombinant form of StayBred™ (rbovine LH) during 2005, subject to financial constraints. If this testing is successful we plan to begin to market and test the product in the field on a very limited basis via veterinary prescription unless a licensing arrangement is entered into with a partner who wants to delay introduction until the product can secure FDA approval. We also plan to file with the FDA an Investigative New Animal Drug Application (“INADA”) and begin the registration process as soon as practical after a successful large-scale clinical trials are completed using recombinant bovine LH. The Company, upon launching the project, filed a Provisional Patent Application to protect the concept and methods of product use. We have been amending the Provisional Patent Application with clinical and field results. We plan to continue to expand the protection of our product and findings, as results become known. Furthermore, we believe the recombinant form of the product anticipated to be produced and marketed, will be covered under the patent estate licensed by AspenBio from Washington University.

        We believe this drug may create a totally new pregnancy maintenance market for artificially inseminated dairy cows. It is estimated that there are approximately 26,000,000 artificial insemination attempts in dairy cows in the United States alone. The product StayBred™ would be an applicable and beneficial application to dairy cows after each artificial insemination as a therapeutic treatment to maintain pregnancy. At an average selling price of $7.50 per dose, the total potential US market for StayBred™ could be approximately $195 million dollars. With a 20 percent market penetration estimate, this product could generate approximately $40 million dollars in revenue annually in the US market alone. We believe there are similar or greater potential markets outside the US. Actual market penetration forecasts would depend on a potential marketing partner’s ability to penetrate the total market. Should the product continue to provide the results experienced to date in the native form, we plan to foster discussions and negotiations with major pharmaceutical companies who have shown an interest in licensing, distributing and or marketing the StayBred™ product.

        We anticipate that as we proceed to a large clinical trial of a recombinant form of LH we will have additional discussions and determine what course of action is best.

        Although the product is still in its development stage and must still be tested for effectiveness (and although we can provide no assurance that such development and testing efforts will be successful), we anticipate the “value” of the StayBred™ product is successfully launched to the dairy cow industry may be summarized as follows:

1.	Percentage of cows maintaining pregnancy may significantly increase by approximately 20-50%.
2.	Saves the additional cost and manipulation to the animal of repeated reproduction treatments.
3.	Reduces average days a cow is “open” (un-bred), thereby improving overall milk production, and milk quality and calf production.
4.	Anticipated cost per application is easily cost justified to the dairy.
5.	The product is easy to administer.
6.	Technology is Patent Pending.

Single-Chain Gonadotropin Breakthrough — Recombinant LH and FSH:

        To date, no commercially successful recombinant LH or FSH hormone product has been developed because the heterodimeric complex (“combined alpha and beta subunits”) is unstable in which the alpha and beta units separate, if it can be assembled properly at all. This instability and lack of assembly result in yields of material that are unacceptably poor for an economically feasable commercial product. As a result, it has not been feasible to produce more than very minute amounts of material for small research and development applications. To overcome these issues, AspenBio has exclusively licensed the technology of Dr. Irving Boime from Washington Univerisity. Dr. Boime’s work involves the construction and molecular characterization of single-polypeptide-chain-varients of LH and FSH.

        During May 2004, AspenBio entered into an exclusive license agreement for an extensive portfolio of patents and patents pending, developed and enhanced over the last fifteen years by Washington University (St. Louis, MO). We believe this license represents the premiere reproduction patent portfolio in animal reproduction that could potentially be applied to reproduction in all mammals. The patent estate consists of approximately 83 active and inactive patents and patents pending. The term of the agreement is tied to the life of the last patent to expire, which we expect to be approximately 20 years.

        The portfolio consists of technology associated with mammalian reproduction and the creation of recombinant drugs to enhance conception and pregnancy rates. We acquired this technology to commercialize and provide these products for use in veterinary medicine. We believe that the technologies developed in the patent estate have the potential to be developed into an array of products to enhance fertility in all mammals. Initial development efforts and field trials are currently focused on the bovine LH (StayBred™), bovine FSH, equine LH and equine FSH.

        Recombinant single-chain LH and FSH for equine and bovine species have both been successfully manufactured in small quantities in our lab. They are currently being expressed in cultured mammalian cells. Previous work by Dr. Boime indicates that this system is best suited for proper glycosylation of gonadotropins, an event essential for proper biological function. Purification methods we developed for native gonadotropins are being used for the recombinant LH and FSH. Immunological and biological activity is measured throughout the purification process as well as after sterile manufacturing.

        We entered a development agreement with an independent company that has extensive experience in process development for scale-up and manufacturing of recombinant proteins. We are currently working closely with this company to develop the commercial scale-up process for manufacturing. The goal of this process development is to establish a production cell line that is anticipated to be used in cGMP manufacturing of the material for trials for FDA approval. Along that path we intend to provide research grade material to the market to offset the cost of process development and field trials. AspenBio is in a position to move (rbovine LH) to process development for commercial scale-up and manufacturing subject to further funding. The company that is assisting us is fully capable of manufacturing large commercial quantities of the recombinant hormones we intend to sell.

        New Bovine FSH Drug (rbovine FSH) As part of our product development strategy, focused on improving animal reproduction, we are also in late stage development of a recombinant form of bovine follicle stimulating hormone (rbovine FSH) which is used for super-ovulation and embryo transfer in dairy and beef cows throughout the world. This new product utilizes our patented “single chain gonadotropin” technology and is expected to provide significant benefits versus conventional “animal derived” pituitary extract based FSH products. Among the anticipated unique benefits of our rbovine FSH product are its superior product purity, consistency and cost of production. These benefits are important to users of FSH products currently on the market. Conventional FSH products, all of which are directly harvested from animal origins, have inherent problems with product purity and variability in activity between manufactured lots. An additional worldwide benefit of (rbovine FSH) is its added element of safety with respect to the transmission of diseases such as BSE (bovine spongiform encephalopathy). Because our single chain recombinant form of bovine FSH is not directly harvested from animals it does not have the direct potential to transmit infectious disease such as BSE that “animal derived extracts” of FSH potentially have. AspenBio is in a position to move (rbovine FSH) to process development for commercial scale-up and manufacturing subject to further funding.

        New Equine FSH Drug (rEquine FSH) As part of our product development strategy, focused on improving animal reproduction, AspenBio is also in late stage development of a recombinant form of equine follicle stimulating hormone (rEquine FSH) which is used for super-ovulation and embryo transfer in horses throughout the world. This new product utilizes our patented “single-chain gonadotropin” technology and is expected to provide significant benefits versus conventional “animal derived” pituitary extract based FSH products. Among the unique benefits of our rEquine FSH product are its superior product purity, consistency and cost of production. These benefits are important to users of FSH products currently on the market. Conventional FSH products, all of which are directly harvested from animal origins, have inherent problems with product purity and variability in activity between manufactured lots. An additional worldwide benefit of (rEquine FSH) is its added element of safety with respect to the transmission of disease such as BSE (bovine spongiform encephalopathy). Because our single chain recombinant form of bovine FSH is not directly harvested from animals it does not have the direct potential to transmit infectious disease such as BSE that “animal derived extracts” of FSH potentially have. AspenBio is in a position to move (rEquine FSH) to process development for commercial scale-up and manufacturing subject to further funding.

Other (Non-core) product projects:

        Human Appendicitis Test — Appendicitis is a common acute surgical problem affecting patients of a wide age range. It is estimated that there are approximately 700,000 cases annually in the United States and approximately 2,000,000 cases that seek diagnosis. An accurate diagnosis at a sufficiently early stage is a significant factor in achieving a successful outcome. An accurate and early diagnosis, however, is difficult because there is considerable overlap of genuine appendicitis with other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a reliable indication of appendicitis. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition. A dilemma for surgeons is minimizing the negative appendectomy rate without increasing the incidence of perforation among patients referred for suspected appendicitis. We hope to address this problem by identifying diagnostic markers through genomic and proteomic screening approaches in collaboration with Dr. John Bealer, a pediatric surgeon with extensive experience in the area. AspenBio has filed a patent application entitled “METHODS RELATING TO DIAGNOSIS OF APPENDICITIS”. The project is in research and development phase as serum and tissue samples are now being harvested and banked. Testing is ongoing to refine the marker that could be used to assist in or determine the diagnosis of the condition. This product will require FDA approval.

Raw Materials

        We have recombinant sources for the protein for the bovine pregnancy test. We have also cultured cell lines and recombinant material for both human and animal proteins, which can be used for therapeutic applications, when produced in a GMP facility. Ultimately, we expect that this type of production will replace the need for tissue or fluids as a source material, thereby reducing the chance of contamination from possible impurities.

        We have entered into a development agreement with an outside contractor providing for them to determine the most effective growth methods to produce equine LH on a recombinant basis. The contractor has determined the best production method to use and is currently producing an initial batch of the recombinant equine LH product that we will use for additional field testing and to provide for expected reagent sales in 2005. Depending upon financial constraints, we anticipate entering into additional development agreements with the contractor to assist us in similar product determination and development for the recombinant forms of bovine LH and FSH and equine FSH.

        The human antigens are purified from human tissue or fluids. We generally have several sources available for the materials needed, some of which are from international sources. Accordingly, certain of the materials purchased require longer lead times to be received for processing and production. We do not have supply agreements in place for raw material purchases. There are several suppliers for our raw materials and we believe therefore that we will have reasonable access to raw materials. No one raw material supplier represents a concentration of our purchases.

Intellectual Property

        Under the exclusive license agreement with Washington University (St. Louis, MO), AspenBio obtained the property rights to their patent estate consisting of approximately 83 active and inactive patents and patents pending. The term of the agreement is tied to the life of the last patent to expire, which, given the fact that there are a number of patents pending, we expect to be approximately 20 years. We are currently developing and testing products using the Washington University patents rights in the bovine and equine areas.

        With respect to SurBred™ (bovine early pregnancy test), we entered into exclusive licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, for the manufacture, use, sale and distribution of the pregnancy proteins used in the test. We have titled the pregnancy test “SurBred™” and titled the LH product “StayBred™” and have applied for trademark protection. We have also filed provisional patent applications for the bovine pregnancy test as well as the bovine LH product, among a number of others. The Company, upon launching the project, filed a Provisional Patent Application to protect the concept and methods of product use. Further, the Company has been amending the Provisional Patent Application with clinical and field results. We plan to continue and expand the protection of our product and findings, as results become known. Furthermore, we believe the recombinant form of the product anticipated to be used to market, will be covered under the patent estate licensed by AspenBio from Washington University.

        We have not filed patents for all of our human diagnostic antigens, although we treat our protein purification process as proprietary. Much of the purification work is considered an art form and the processes are trade secrets. We have filed for a patent or provisional patent on a number of our technologies. The total number of provisional patent applications, patents pending or licensed or pending patents we have filed directly is in excess of 25.

Marketing/Competitive Conditions

Product Markets

         SurBred™and StayBred™ — The success of a modern dairy cow operation is dependent upon a number of critical factors. Several of these factors are outside the control of the dairyman, such as milk prices and costs for feed, nutrients, and medicines. Other factors, however, are within the dairyman’s control such as size of the operation (number of head milked), labor costs, and access to high quality bulk feed. The amount of revenue derived from milk sales is a function of the quantity of milk produced and the level of milk fat contained in the milk. These factors correspond directly to the amount of time that a cow is pregnant. The more days during a year that a cow remains un-bred (“open”), the lower the annual milk production from that cow, hence the lower the revenue received.

        The worldwide population of dairy cows exceeds 100 million, of which approximately 58 million cows are located in North America, Europe and the former Soviet Union. According to industry estimates approximately 70% of cows in the North American and European dairy industry are artificially inseminated. Although there are no known published reports regarding timed or synchronized cow breeding programs, management believes, based on discussions with industry sources, that there are an estimated 25 million artificially inseminated cows in timed breeding programs which would represent the primary target market for SurBred™.

        Over the last decade, the average number of days per year that a cow remains open has steadily increased from 130 to 175 days, which has had a negative impact on the average milk revenue per head. A significant percentage of dairy cows, when artificially inseminated, do not become pregnant. Approximately 70% of artificially inseminated cows that do become pregnant abort or absorb. The rate of success for breeding cows after the first attempt has decreased over the past decade from 50% to less than 35%. On average, 65% to 70% of artificially inseminated cows require a second insemination, and approximately 40% of these cows will require a third attempt before typically being culled from the herd.

        In recent decades, several products have been introduced that are designed to create more effective breeding programs for artificially inseminated cows. Whereas these products are administered before artificial insemination (“AI”), SurBred™ and StayBred™ are administered after AI.

        The bovine pregnancy test methods currently being used — palpation and ultrasound — cannot determine pregnancy status until at least 30-days after artificial insemination, which is several days after the cow’s 21-day estrous cycle is over. Additionally, these methods may be harmful to a pregnant cow or risk aborting the calf. Because the first attempt at AI is often unsuccessful, cows in the same “heat” cycle can be inseminated again if the pregnancy status is determined quickly enough. SurBred™, upon successful completion of the test is anticipated to be able to determine pregnancy 18 days after artificial insemination, in time for operators to breed open cows a second time during each 21-day estrous cycle.

        The total cost of artificially inseminating a cow, including the semen, breeder time, and the administration of Gonadorelin (“GnRH”, sold by Merial) and prostaglandin (“PGF”, also known at Lutelyze, sold by Pfizer) to promote ovulation is estimated to be in the range of $24 to $34 per head per treatment (excluding labor) before the cost of ultrasound for determining pregnancy status. The majority of this cost is incurred again with each subsequent artificial insemination, averaging at least two treatments per year to achieve successful pregnancy.

        The following chart describes the ovulation synchronization protocol for dairy cows using traditional synchronization protocol and the second chart the potential impact of AspenBio’s StayBred™ and SurBred™ products that are in development. The Company is currently refining its approach to the reproduction problem and further studies are ongoing. This chart also shows the potential cost differences to the dairy by using StayBred™ at Day 4 and SurBred™ at Day 18 post-AI, as compared to current costs.

OVULATION SYNCHRONIZATION
CURRENT PROTOCOL AND COST

Day	-10	-3	-1	0	32	45

Drug/Procedure	GnRH	PGF	GnRH	AI	Ultrasound	Palpation

Approximate Cost	$ 3.00	$ 3.30	$ 3.00	$15 to $25	$10 to $30	$1 to $2
per Dose/Procedure

OVULATION SYNCHRONIZATION PROTOCOL
USING STAYBRED™™ AND SURBRED™™

Day	-10	-3	-1	0	4	18

Drug/	GnRH	PGF	GnRH	AI	StayBred	SurBred
Procedure

Approximate Cost	$ 3.00	$ 3.30	$ 3.00	$15 to $25	Projected $8 to	Projected
per Dose/Procedure					$ 10	$5 to $7

        Management believes that the use of StayBred™ will result in a higher number of cows maintaining pregnancy (an indicated increase from approximately 20% to 50% in the initial field tests using native LH and hCG), thus decreasing the overall costs of reproduction. This means that total annual costs associated with GnRH, PGF, and artificial insemination would drop and, because the dairy’s cows would retain more calves from the first round of artificial insemination. When SurBred™ is used to determine if a cow is open at day 18 after artificial insemination, the operator is in a position to re-inseminate open cows within the same estrous cycle, thereby reducing duplicate drug costs as well as the number of days a cow is open.

        Merial Limited, the world’s largest animal health company, has the exclusive rights to market and distribute SurBred™ worldwide, once the product is fully developed. If we are able to successfully complete product development, Merial will market and distribute the product exclusively so long as target sales and other conditions are satisfied. As long as there is no competing technology, and assuming that Merial agrees to a restart of the agreement terms, Merial must sell at minimum (subject to adjustment and pro ration depending upon timing of test development) 1.5 million units in year one, 4 million units in year two and 5 million units in each calendar year thereafter during the term of the agreement. We would receive 33% of gross sales revenues, subject to a minimum price of $1.75 per test. If Merial does not satisfy the sales targets, then Merial will lose its exclusive distribution rights. Due to delays encountered with the Early Detection Bovine Pregnancy Test development, Merial may attempt to renegotiate certain aspects of the contract, when and if the product is successfully completed. With respect to each market in which Merial markets the product, the term of the agreement will be the greater of five years or the term of the patent in the country. We also granted Merial a right of first negotiation during the first two years of the agreement to distribute future animal health products we develop exclusive of products generated through outside collaborations.

        We are on track to complete the initial proof of concept for StayBred™ using a recombinant form of LH during 2005. Once the final formulation has been successfully tested and a mass production process has been decided upon, management plans to begin to market and test the product in the field on a limited basis via veterinary prescription. Additionally, we also plan to file an INADA with the FDA and begin the registration process. Management believes that StayBred™ can be sold by a compounding pharmacy with a veterinarian’s prescription as soon as the product is available although there are no assurances that this will be the case. It is noted that if we involve a major pharmaceutical company in the marketing of this product they may not want to go to market with a product until final FDA approval has been obtained and only then gear up production and concentrate on developing a significant market roll out.

rbovine FSH

        We are also on track to complete dose and efficacy studies on (rbovine FSH) during this calendar year. While we can provide no assurance that this will occur, we are in a position to move (rbovine FSH) to process development for commercial scale-up and manufacturing subject to further funding. The market for rbovine FSH, while being much less than that of rbovine LH, is substantial. Due to the significant number of product advantages that we expect (rbovine FSH) to have over conventional FSH extract products our plan is to ask for a premium price per dose of this new compound. This premium price position is supported by the extra benefits and properties we expect rbovine FSH to have such as unbeatable consistency, activity and overall product quality.

Equine Reproduction Hormones

        The most advanced equine product is a recombinant form of equine luteinizing hormone (rEquine LH) designed to induce ovulation in estrous mares thereby providing better overall breeding management and convenience. It is estimated that there are over 750,000 high value equine breedings per year in the United States. Initial inquiries have suggested an average possible selling price in the range of $40 per dose, equaling a total market potential of this product of $30 million annually. We estimate that rapid penetration of up to 25% of this market is reasonable, representing approximately $7.5 million in annual sales. This new recombinant equine LH product is anticipated to be our first FDA approved product based upon INADA filing already made.

        We are also in advanced development of a novel recombinant form of equine follicle stimulating hormone (rEquine FSH) used for “super-ovulation” and embryo transfer in horses. As with our bovine FSH product, this new equine FSH product is expected to provide significant benefits in terms of both purity and consistency versus conventional “animal derived” pituitary extract FSH products. An accurate market potential estimate for this product is not available at this time.

        The equine breeding industry currently lacks any effective method that can precisely control follicular development and ovulation. Extracts containing pituitary derived luteinizing hormone (LH) and follicle stimulating hormone (FSH) have shown to be effective; however, the lack of a reliable commercial product has prevented wide use. Human chorionic gonadotropin (hCG) is also used but horses often develop an immune response to this foreign protein such that repeated use is ineffective. GnRH-derived products have been shown to be effective in inducing ovulation in the horse. However, the only approved product for use in the horse , OvuplantTM , has been recalled by the FDA and has been off the market for the past two years.

Other (Non-core) product projects:

        Human diagnostic antigens — The total market for human antigens and tumor markers is estimated at approximately $2 million, annually. We believe we currently are the largest supplier in our market, and all of our revenues to date have come from sales of these products. We expect to continue adding products to our diagnostic protein line. Our primary competitor for supply of human pituitary antigens is Dr. Albert Parlow, a professor at UCLA. We do not currently sell our products under contracts. Sales are made generally on open account on a purchase order basis.

Customers/Marketing

        SurBred™ (early bovine pregnancy test) — Merial will be responsible for the marketing of this product. We expect that the customers for our bovine pregnancy test will be primarily the artificial insemination (AI) providers. The AI providers include three general categories of business: (1) pharmaceutical companies selling prostaglandins, which are used to induce estrus in cows to be artificially inseminated; (2) companies selling cattle semen and providing the actual AI services; and (3) AI equipment manufacturers and suppliers. There are a limited number of these AI providers who service the dairy industry. We would expect the AI providers to market the products as well.

        Recombinant Bovine LH & FSH — While all of these hormone products will be prescribed by licensed veterinarians, the ultimate customers for the bovine drugs will be commercial dairy operations using timed (synchronized) breeding programs. It may also have further applications in all artificially inseminated cows. An injection given shortly after insemination should increase the retention of a healthy fetus by a measurable percentage over cows not receiving an injection. We anticipate that a significant partner will develop marketing on a large scale, which will be determined as we complete our clinical trials on the recombinant form of LH now being developed.

        Recombinant Equine LH & FSH — We anticipate that the ultimate customers for the equine LH and FSH will be licensed veterinarians. If we are successful in the development of these products we anticipate entering into agreements with a pharmaceutical company for marketing and distribution.

        Human Antigens Division — The customers for our human antigen products are the manufacturers of the diagnostic test kits and research facilities and brokers who sell to these same end users. Two of our larger customers are brokers, Monobind and Golden West Biologics, which accounted for approximately eighteen percent (18%) and three percent (3%) of our business, respectively, in 2004. One of our customers, BioRad, accounted for approximately fifty-two percent (52%) of our business in 2004. In 2003, BioRad accounted for 54% of our sales. The loss of BioRad would have a material adverse effect on this division of our business.

General Operations

Backlog and inventory — Our business is not seasonal in nature, so we expect demand to remain relatively steady. Because we produce proteins on demand, we do not maintain a backlog of orders. We believe we have reliable sources of raw materials, do not require significant amounts of raw materials, and can manufacture all of our protein. As a result, we do not expend large amounts of capital to maintain inventory.

Payment terms — Because we currently act as a supplier to manufacturers of test kits and research facilities, we do not provide extended payment terms.

Revenues — The vast majority of our revenues come from domestic customers. Less than 10% of our revenues come from several foreign customers.

Employees — We currently have eleven full-time employees. We will hire additional personnel, as needed depending upon the implementation and success of our new product lines.

Research and Development

We spent $561,000 on research and development in fiscal 2004 and $540,000 in fiscal 2003. We expect to spend significantly more over the next few years to develop our new products depending upon available funding, primarily on the recombinant form of bovine and equine proteins. We will also continue research and development to improve and add antigens to the bovine pregnancy test, in order to improve accuracy and eliminate competition.

Compliance

FDA

The Food and Drug Administration (“FDA”) has regulatory authority over certain of our planned products. Our existing products require no approvals at our level.

SurBred™ Early Bovine Pregnancy Test — Because the bovine pregnancy test will be a diagnostic use only, it will not be subject to FDA regulation. However, we will make a notification filing with the FDA, which advises the FDA of the expected uses and labeling of the product.

Recombinant Bovine LH and FSH Drugs — It is anticipated that an ANDA will be required to be filed with the FDA before mass marketing and distribution can occur. During the initial distribution phase management believes the Company will be able to use the drugs as sterile reagent products for use under a veterinarian’s prescription.

Recombinant Equine LH and FSH Drugs — As these two equine drugs would have a therapeutic use, they would require FDA regulatory approval similar to that required for other animal drugs. During the initial distribution phase management believes the Company will be able to use the drugs as sterile reagent products for use under a veterinarian’s prescription.

Human Patients — FDA approval is required for therapeutic uses of products. For use on human patients, FDA extensively regulates the testing, manufacturing, labeling, advertising, promotion, export and marketing of therapeutic products. A therapeutic product administered to human patients is regulated as a drug or a biologic drug and requires regulatory approval before it may be commercialized. This would be applicable to AspenBio if we become involved in the manufacture of the potential diagnostic for the treatment of Appendicitis.

Product approvals are granted after extensive clinical trials. Any product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of such products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current Good Manufacturing Practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. Manufacturers are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions. Any such enforcement action could have a material adverse effect on our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on our business.

Environmental Protection

We are subject to various environmental laws pertaining to the disposal of hazardous medical waste. We contract for disposal of our hazardous waste with a licensed disposal facility. We do not expect to incur liabilities related to compliance with environmental laws; however, we cannot make a definitive prediction. The costs we incur in disposal of hazardous waste have not been significant.

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

Risks Related to Our Business

Our success depends on our ability to develop and commercialize new products.

Our success depends on our ability to successfully develop new products. Although we are engaged in human diagnostic antigen manufacturing operations and all of our revenues are derived from this business, we believe our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more of our pipeline products. Our ability to develop any of the pipeline products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past and may again encounter in the future problems in the testing phase for different pipeline products, sometimes resulting in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our pipeline products to the point of commercialization. The can be no assurance that the products we are developing will work effectively in the marketplace, nor that we will be able to produce them on an economical basis.

Our Distribution Agreement with Merial could be terminated.

Our Agreement with Merial Limited (“Merial”) for SurBred™15(TM) contemplated a product launch date of October 1, 2003. The sales goals under the Agreement state that the goals will be prorated by calendar quarter since the product launch did not occur by October 1, 2003. We are actively engaged in research and development on this product, but do not yet have a satisfactory working

prototype.     Consequently, progress payments from Merial have been delayed, and until we reach certain milestones, continued delays in developing a prototype could result in substantial modifications to the Merial Agreement, and/or possibly cancellation. As a result of sensitivity issues encountered in making the test into a commercially acceptable rapid diagnostic test we have recently engaged a specialist with extensive experience in whole blood rapid diagnostic tests to assist us in the development of this product. Although Merial has expressed its desire to continue working with us, if we are unable to satisfy Merial and/or successfully develop a prototype, due to the significant delays that have been encountered, Merial may discontinue its support of this product and cancel the Agreement and, in the event of canceling, may request a refund of 50% ($100,000) of the advance development fees they have paid to date. The inability to successfully develop a prototype and/or cancellation of the Agreement could have a material adverse effect on our business plan and projected growth.

Our success will depend in part on establishing effective strategic partnerships and business relationships.

A key aspect of our business strategy is to establish strategic partnerships. We currently have license arrangements with the University of Idaho, the University of Wyoming and Washington University (St. Louis, MO). It is likely that we will seek other strategic alliances. We also intend to rely heavily on companies with greater capital resources and marketing expertise to market some of our products, such as our agreement with Merial. While we have identified certain possible candidates for other potential products, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these collaborations or establish new collaborations in the future on acceptable terms. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the issuance of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, or if we fail to perform our obligations in a timely manner, the development or commercialization of our technology in potential products may be affected, delayed or terminated.

We have limited manufacturing experience, and we may experience manufacturing problems that limit the growth of our revenue.

We purify human and animal antigens and tumor markers. In 2004, our revenues from these sales were approximately $804,000. We intend to introduce new products with substantially greater revenue potential. We may seek to manufacture these products in-house or through contractual arrangements with third parties. In either event, we may not be able to produce sufficient quantities at an acceptable cost. In addition, we may encounter difficulties in production due to, among other things, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

In an effort to protect our un-patented proprietary technology, processes and know-how, we require our employees and consultants to execute confidentiality agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, in some situations, these agreements may conflict, or be subject to, the rights of third parties with whom our employees or consultants have previous employment or consulting relationships. Also, others may independently develop substantial proprietary information and techniques or otherwise gain access to our trade secrets. We intend to market our products in many different countries some of which we will not have patents in or applied for. Different countries have different patent rules and we may sell in countries that do not honor patents and in which the risk that our products could be copied and we would not be protected would be greater.

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

Our business strategy has been to create a niche in the protein purification area, which is from where all of our current revenues are generated. We are aware of only one competitor commercially selling products in this area, Dr. Albert Parlow, a UCLA professor. The biotechnology business is highly competitive, and we may face increasing competition. We expect that many of our competitors will have greater financial and human resources, more experience in research and development, and more established sales, marketing and distribution capabilities than we have. In addition, the healthcare industry is characterized by rapid technological change. New product introductions or other technological advancements could make some or all of our products obsolete.

We do not currently have insurance that covers product liability.

Our insurance policies do not currently cover claims and liability arising out of defective products. As a result, if a claim were brought against us, we would not have any insurance that would apply and would have to pay any costs directly, which we may not have the resources to do. Because our products have only been used as part of diagnostic test kits, we did not believe that this insurance would be necessary. However, as we expand into other products, the risk of claims will increase and we will need to evaluate the need to obtain insurance.

If we fail to obtain FDA approval, we cannot market certain products in the United States.

Therapeutic products to be used by humans must be approved by the FDA prior to marketing and sale. This would apply to our plan to potentially market an appendicitis test. In order to obtain approval, we must complete extensive clinical trials and comply with numerous standards; this process can take substantial amounts of time and resources to complete. Even if we complete the trials, FDA approval is not guaranteed. FDA approval can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards.

FDA approval is also required prior to marketing and sale for therapeutic products that will be used on animals, and can also require considerable time and resources to complete. New drugs for companion animals must receive New Animal Drug Application approval. This type of approval would be required for the use of our therapeutic equine and bovine protein products. The requirements for obtaining FDA approval are similar to those for human drugs described above and may require similar clinical testing. Approval is not assured and, once FDA approval is obtained, we would still be subject to fines and suspension or revocation of approval if we fail to comply with ongoing FDA requirements. The Company is considering selling some of its products thru compounding pharmacies, thereby, circumventing for a period of time, the need for FDA approval prior to making sales of product so long as an IANDA has been filed.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions.

We plan to market some of our products in foreign jurisdictions. Specifically, we expect that the bovine pregnancy test will be aggressively marketed in foreign jurisdictions. We may market our therapeutic products in foreign jurisdictions, as well. We may need to obtain regulatory approval from the European Union or other jurisdictions to do so and obtaining approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or provide additional information, resulting in additional expenses, to obtain necessary approvals.

Risks Related to Our Securities

We will require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses into the 2005 calendar year and possibly longer. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our Common Stock to decline.

Our auditors’ have added an emphasis paragraph to their opinion raising a question of our ability to continue as a going concern.

Due to our continued losses and limited capital resources our accountants have issued an opinion that questions our going concern status at year-end that could negatively affect our ability to raise capital. The accountants’ report discloses the fact that we incurred a net loss and utilized net cash in operating activities of $2,091,576 and $1,372,268, respectively, in the year ended December 31, 2004, and incurred a net loss and utilized net cash in operating activities of $1,717,177 and $395,603, respectively, in the year ended December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not anticipate paying any dividends in the foreseeable future.

The Company does not intend to declare any dividends in the foreseeable future. Investors who require income from dividends should not purchase our securities.

Our common stock is classified as a “penny stock” under SEC rules and the market price of our common stock is highly unstable.

A limited trading market exists for our common stock on the OTC Bulletin Board. Since inception of trading in January 2003, our common stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of the common stock is less than $5 per share, the common stock is classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid. Furthermore, at present there is relatively limited trading in our stock which could cause our price to fall if shares are sold into the market.

We have a large number of outstanding options and warrants, and we may issue additional shares, options and warrants.

As of March 21, 2005, 11,713,143 shares of our common stock and an aggregate of 9,229,662 options and warrants were outstanding. We may issue additional shares upon exercise of warrants or options, or in connection with certain business development or license agreements. We may issue additional shares and warrants in order to raise additional capital on an as-needed basis. The issuance of additional shares, options or warrants may cause dilution of your investment.

We issued securities in 2002 which may not qualify for the Private Offering Exemption.

In July, 2002, we issued certain securities in reliance on the private offering exemption from registration to sophisticated, experienced investors who were our shareholders prior to these transactions and who are knowledgeable about the business, financial condition and the risks of investing in the securities. These transactions were made during the pendency of the processing of a registration statement. Under certain circumstances, the SEC has determined that separate offerings should be integrated which has the effect of destroying the private offering exemption. We do not believe that these transactions should be integrated with the sale of our shares by selling shareholders pursuant to the prospectus, which was part of the registration statement. Nonetheless, the SEC may take the position that the offering should be integrated and could challenge the availability of the private offering exemption to us. In that event, we could be subject to enforcement proceedings brought by the SEC and subject to injunctive or other relief, and could be subject to possible civil action by the two purchasers of these securities. It is also possible that the SEC could require us to make a rescission offer through a registration statement to the purchasers of the securities. Any such developments could be expensive and could harm our reputation and result in an adverse impact on our business and financial condition.

Because one of our shareholders exercises voting power of more than 17% of our common stock, he may be able to significantly influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

Roger D. Hurst currently owns 17.1% of our outstanding common stock. Accordingly, he may have the ability to control matters affecting us, including the composition of our board of directors, any determinations with respect to mergers, or other business combinations, our acquisition or disposition of assets and our financings. In addition, Mr. Hurst may be able to prevent or cause a change in control of our company and may be able to amend our articles of incorporation and bylaws without the approval of any other shareholder, depending on the number of votes cast on any proposal. His interests may conflict with the interests of our other shareholders.

ITEM 2.   DESCRIPTION OF PROPERTY

        We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us. We moved into our new facility in early 2003 and do not presently plan any renovation, improvements, or development of this property.

        We own the property subject to a mortgage with an outstanding balance of $3,188,141 at December 31, 2004, payable in monthly installments of approximately $23,700 and bearing interest at an approximate average rate of 6.5%. The Company maintains adequate insurance coverage on the property.

ITEM 3.   LEGAL PROCEEDINGS.

        On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, and case #603907/04 by Strategic Growth International, Inc. (“SGI”) against the Company. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations services between SGI and the Company. The Company filed an answer and counter claims against SGI on January 25, 2005. Management believes SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between the Company and SGI. SGI is seeking approximately $47,000 in damages. The Company has filed counter claims seeking approximately $91,000 in damages plus cancellation of 800,000 options issued to SGI that are exercisable to purchase the Company’s common stock.

        We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is traded on the over-the-counter bulletin board system operated by NASDAQ under the symbol “APNB.OB”. Trading of our stock commenced in February 2003. The following table sets forth, for the periods indicated, the high and low closing prices of our shares, as reported by Prophet.net. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transaction.

Quarter ended March 31, 2004 June 30, 2004 September 30, 2004 December 31, 2004 March 31, 2003 June 30, 2003 September 30, 2003 December 31, 2003	High $1.70 $1.60 $1.25 $0.95 $4.30 $3.70 $1.60 $1.45	Low $1.07 $1.20 $0.64 $0.45 $3.50 $1.20 $1.25 $1.07

As of March 21, 2005 we had approximately 1,000 holders of record (excluding an indeterminable number of shareholders whose shares are held in street or “nominee” name) of our common stock.

During the years ended December 31, 2003 and 2004, we did not pay a dividend on our common stock and we do not intend to pay cash dividends for the foreseeable future. Instead, we currently plan to retain earnings, if any, for use in the operation of our business and to fund future growth. In addition, the Company is prohibited from paying dividends on its Common Stock while certain long-term indebtedness remains outstanding.

The closing bid price of our Common Stock on March 18, 2005 was $.68 per share.

Recent Sales of Unregistered Securities.

        The following sets forth the equity securities sold by the Company during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which were not registered under the Securities Act.

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

        During May 2004, a Director was granted an option for 100,000 shares under the 2002 Stock Incentive Plan, exercisable for five years at a price of $1.47, per share. During July 2004 the Company approved the issuance of 100,000 options under the Company’s 2002 Stock Option Plan, to an individual exercisable at $1.20 per share. During August 2004, the Company formed an advisory board and in connection therewith, during 2004 a total of 475,000 options exercisable at $.61 to $.85 per share, were granted to advisory members.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

        Sales for the year ended December 31, 2004 totaled $804,000, which is a $154,000 or 23.6% increase from the year ended December 31, 2003. The increase in sales is primarily attributable to increased shipment levels to a number of existing customers, including the Company’s largest customer, to which sales increased by approximately $69,000 or 20%. It is not unusual for the orders from our customers to vary by quarter and by year depending upon the customer’s sales and production needs. We cannot predict future sales volumes that could be expected from existing or other customers.

        Costs of sales for the year ended December 31, 2004 totaled $476,000, a $43,000 or 8.3% decrease as compared to the 2003 period. The change in cost of sales resulted from a combination of factors including a reduction in the cost of certain raw materials and better absorption of overhead at the higher sales levels. Gross profit percentage increased to 40.8% in the year ended December 31, 2004, as compared to 20.3% in the 2003 period. The change is generally attributable to better absorption of certain fixed overhead costs at the higher sales levels, more efficient production out of our new facility, net of the increased operating costs associated with the new facility.

        Selling, general and administrative expenses in the year ended December 31, 2004, totaled $1,113,000, which is a $236,000 or 26.8% increase as compared to the 2003 period. The increase is primarily attributable to a combination of additional personnel on staff, higher operating expenses in our new facility and costs of contracts and capital raised. During 2004 operating expenses included $426,000 in amortization expenses relating to the cost of the one-year consulting contract we entered into in January 2004.

        Research and development expenses in the year ended December 31, 2004 totaled $561,000, which is a $21,000 or 3.9% increase as compared to the 2003 period. The increase is due primarily to an $86,000 increase in consulting services on product development net of a $45,000 decrease in research salaries due to outsourced consulting. Current technologies being developed include the bovine pregnancy tests as well as equine and bovine pregnancy enhancement products. Depending upon available cash, we expect research and development expenses to increase appreciably for the year ending December 31, 2005, as development of our primary products accelerates.

        Interest expense for the year ended December 31, 2004, decreased to $324,000 or $30,000 less as compared to the $353,000 for the 2003 year. The decrease was primarily due to lower debt levels following the equity offerings that were closed in 2004. During the year ended December 31, 2003, we recorded an $81,500 expense for the estimated non-cash cost associated with the revision in terms of a convertible note offering that was completed during 2003.

        No income tax benefit was recorded on the loss for the year ended December 31, 2004, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2004, the Company had a net operating loss for income tax purposes of approximately $4,170,000, expiring through 2024.

LIQUIDITY AND CAPITAL RESOURCES

        The Company reported a net loss of $2,092,000 during the year ended December 31, 2004, which included non-cash depreciation and amortization expense of $673,016 and a charge of $73,872 for common stock and options issued for services. At December 31, 2004, the Company had working capital of $542,000. In order to continue with the technology development activities and support the current level of operations, the Company will need to continue to pursue capital raising activities. Management’s plans also include continuing to fulfill the requirements under the global development and distribution agreement signed in March 2003, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next six to nine months under the agreement. The Company is also focused on generating increased product sales, and raising additional capital.

        Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2005, are anticipated to total approximately $40,000-80,000. Funding for the capital additions is contingent on the Company’s ability to obtain additional financing and available working capital.

        AspenBio anticipates that spending for research and development for the fiscal year ending December 31, 2005, will increase appreciably as development of our primary drug products accelerates. The primary expenditures will be to continue to file patents on the Company’s technologies as well to fund development costs in support of the current pipeline products in development. The principal products in development consist of the bovine pregnancy test as well as equine and bovine pregnancy enhancement drug products. Additional animal health and reproduction products, being derived from the patent license agreement signed in April 2004, will also be considered for development in 2005. The Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company’s business strategy and would be appropriate from a capital standpoint.

        The Company has a $150,000 line of credit agreement with a bank, which matures April 30, 2005. The facility bears interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by a stockholder and former president of the Company. As of December 31, 2004, there was zero outstanding on the line with availability of $150,000 as of the date of this report.

        During June 2003, the Company closed on a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder and the Company’s former president. The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700.

        During June 2003, the Company’s largest stockholder and former president agreed to consolidate the Company’s notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum. A principal payment of $200,000 was made to him in August 2004. Monthly payments of $10,000 are being made to him, which began in September 2004 and will continue for thirty-six months at which time the then remaining balance will be due. Under an agreement previously entered into with Roger Hurst, the Company’s largest stockholder and former President, at the time the principal payments commenced on his debt, he contributed 1,896,757 common shares Mr. Hurst owned of the Company, back to the Company for no consideration, which reduced the outstanding shares by that amount.

        During 2003 the Company received cash proceeds from the issuance of debt totaling approximately $745,000. This primarily arose from $350,000 under a bridge loan offering of which $100,000 was repaid in 2003, $205,000 was converted in our common stock in 2003 and $45,000 was repaid in 2004, an additional $249,000 was advanced under the Company’s then line of credit and the balance generated from loans from stockholders. Net cash proceeds from equity offerings in 2003 totaled approximately $718,000 less $100,000 that was used to repurchase common shares.

        During 2004 the Company received cash proceeds from the issuance of debt totaling approximately $63,000, primarily from stockholder loans for working capital, with such loans being repaid in 2004. Net cash proceeds from equity offerings in 2004 generated approximately $2,564,000.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss and utilized net cash in operating activities of $2,091,576 and $1,372,268, respectively, in the year ended December 31, 2004, and incurred a net loss and utilized net cash in operating activities of $1,717,177 and $395,603, respectively, in the year ended December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        During 2005 the Company expects to continue to incur cash losses from operations. While recent increases in revenues will provide limited additional cash flow from such sales margins, additional expenses from the recent hiring of our new President \ CEO and expenses for contract services in product development will more than offset these amounts. The Company’s plans to bridge such cash shortfalls in 2005 include the following:

1.	Aggressively pursuing additional fund raising activities from both existing and possible new investors.

2.	Explore revenue opportunities from licensing, partnering or limited research product sales of one or more of the new drugs under development, with the most near term product being the recombinant equine LH drug.

3.	Continue to refine and develop the bovine early pregnancy test to achieve the milestones as anticipated to be required under the Merial agreement and reach a “re-start” agreement of the dates with Merial on that agreement, to provide the Company with milestone payments.

4.	Depending upon the timing and magnitude of cash flow needs, attempt to reach agreements with key employees and stockholders to defer all or a portion of compensation and loan payments to such parties.

Operating Activities

        Net cash consumed by operating activities was $1,372,000 during the year ended December 31, 2004. Cash was consumed by the loss of $2,092,000, less non-cash expenses of $747,000 for stock and options issued for services and depreciation and amortization, including $426,000 associated with the amortization of the consulting agreement signed in January 2004. Higher operating expenses generally accounted for the majority of the loss increase. An increase in accounts receivable of $175,000, net of decreases of $58,000 in inventories and a net increase of $77,000 in accounts payable and accruals during the year also consumed cash.

        Net cash consumed by operating activities was $396,000 during the year ended December 31, 2003. During March 2003, cash of $200,000 was received upon the execution of the global development and distribution agreement, which has been recorded as deferred revenue until the Company has completed the contingencies under the agreement. Cash was consumed by the loss of $1,717,000, less non-cash expenses of $411,000 for stock and options issued for services and depreciation and amortization. Cash of $350,000 was generated when the permanent mortgage was closed, thereby releasing the restricted cash associated with the prior agreement. Accounts receivable and inventories increased $325,000, which consumed additional cash. During March 2003, cash of $200,000 was received upon the execution of the global development and distribution agreement, which has been recorded as deferred revenue until the Company has completed the contingencies under the agreement.

Investing Activities

        Net cash outflows from investing activities consumed $138,000 during the year ended December 31, 2004. The outflow was primarily attributable to purchases of property and equipment and intangibles.

        Net cash outflows from investing activities consumed $228,000 during the year ended December 31, 2003. The outflow was primarily attributable to purchases of property and equipment and intangibles.

Financing Activities

        Net cash inflows from financing activities generated $1,941,000 during the year ended December 31, 2004. The Company received net proceeds of $2,564,000 from the sale of common stock during 2004. During 2004, the Company received $63,000 from the proceeds of debt and repaid $687,000 under its debt agreements.

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

Critical Accounting Policies

        The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company’s critical accounting policies follows:

        Accounts Receivable: Accounts receivable balances are stated net of allowances for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company’s large clients could have an adverse and material effect on the collectibility of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company’s statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

        Inventories: The Company’s inventory is a significant component of current assets and is stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments. Significant or unanticipated changes to the Company’s forecasts of these items, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

        Long-Lived Assets: The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company’s long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value to the present value of its expected cash flows or future value. For the years ended December 31, 2004 and 2003, the required annual testing resulted in no impairment charge.

        Revenue recognition: The Company’s revenues are recognized when products are shipped or delivered to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 101. Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectibility is reasonably assured.

         Stock-based compensation: SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

        Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensations to non-employees. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

        In December 2004, the FASB issued SFAS No. 123 (R ) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R ) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R ) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We are evaluating the provisions of this standard, but depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

Recently Issued Accounting Pronouncements:

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

        In December 2003, the FASB issued SFAS Interpretation 46R (“FIN 46R”), a revision to SFAS Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for certain provisions relating to mandatorily redeemable non-controlling interests, which have been indefinately deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. Management believes if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company’s operations or financial condition.

ITEM	7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AspenBio, Inc.

        We have audited the accompanying balance sheet of AspenBio, Inc. (“the Company”) as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AspenBio, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss and utilized net cash in operating activities of $2,091,576 and $1,372,268, respectively, in the year ended December 31, 2004, and incurred a net loss and utilized net cash in operating activities of $1,717,177 and $395,603, respectively, in the year ended December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GHP HORWATH, P.C.

/s/ GHP Horwath, P.C.

Denver, Colorado
March 22, 2005

AspenBio, Inc.
Balance Sheet
December 31, 2004

ASSETS
Current assets:
Cash	$578,105
Accounts receivable, net (Notes 6 and 12)	196,456
Inventories (Notes 3 and 6)	202,403

Total current assets	976,964

Property and equipment, net (Notes 4, 6 and 8)	3,553,415

Other assets:
Goodwill	387,239
Other intangibles (Note 5)	493,754

Total other assets	880,993

Total assets	$5,411,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,531
Accrued expenses (Note 7)	141,897
Current portion of notes payable:
Mortgage note (Note 8)	77,200
Related party (Note 7)	75,156

Total current liabilities	434,784

Mortgage note payable, less current portion (Note 8)	3,110,941
Note payable, related party (Note 7)	706,320
Deferred revenue (Note 2)	200,000

Total liabilities	4,452,045

Commitments and contingencies (Note 12)
Stockholders' equity (Notes 9 and 10):
Common stock, no par value, 30,000,000 shares authorized;
11,713,143 shares issued and outstanding	5,919,695
Accumulated deficit	(4,960,368)

Total stockholders' equity	959,327

Total liabilities and stockholders' equity	$5,411,372

See Accompanying Notes to Financial Statements

AspenBio, Inc.
Statements of Operations
Years ended December 31,

	2004	2003
Sales	$804,101	$650,575
Cost of sales	475,676	518,493

Gross profit	328,425	132,082

Operating expenses:
Selling, general and administrative	1,113,142	877,562
Amortization of consulting contract (Note 12)	426,458	—
Research and development	561,141	540,292

Total operating expenses	2,100,741	1,417,854

Operating loss	(1,772,316)	(1,285,772)

Other income (expense):
Interest expense	(323,824)	(353,342)
Debt conversion inducement expense (Note 7)	—	(81,500)
Interest income	4,564	3,437

Total other (expense)	(319,260)	(431,405)

Net loss	$(2,091,576)	$(1,717,177)

Basic and diluted loss per share	$(.19)	$(.19)

Basic and diluted weighted average
shares outstanding	10,935,928	9,239,909

See Accompanying Notes to Financial Statements

AspenBio, Inc.
Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2004 and 2003

	Common Stock
	Shares	Amount	Accumulated deficit	Total
Balance, December 31, 2002	9,300,000	$1,555,770	$(1,151,615)	$404,155
Debt converted into common stock	188,281	272,365	—	272,365
Common stock and warrants
issued with debt offering	350,000	188,510	—	188,510
Common stock contributed by stockholder
for debt offering	(350,000)	(161,490)	—	(161,490)
Common stock issued for cash, net of
offering expenses of $160,770	1,083,750	922,980	—	922,980
Common stock repurchased for cash	(500,000)	(100,000)	—	(100,000)
Common stock issued for services	30,000	33,900	—	33,900
Net loss for the year	—	—	(1,717,177)	(1,717,177)

Balance, December 31, 2003	10,102,031	2,712,035	(2,868,792)	(156,757)
Stock options issued for consulting
agreement and services	—	500,872	—	500,872
Common stock surrendered upon
agreement termination	(5,000)	(5,650)	—	(5,650)
Common stock issued for cash, net of
offering expenses of $370,562	3,354,285	2,564,438	—	2,564,438
Common stock contributed by stockholder
for equity offering	(1,896,757)	—	—	—
Common stock issued for services
and license agreement	158,584	148,000	—	148,000
Net loss for the year	—	—	(2,091,576)	(2,091,576)

Balance, December 31, 2004	11,713,143	$5,919,695	$(4,960,368)	$959,327

See Accompanying Notes to Financial Statements

AspenBio, Inc.
Statements of Cash Flows
Years ended December 31,

	2004	2003
Cash flows from operating activities
Net loss	$(2,091,576)	$(1,717,177)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	673,015	277,735
Stock and options issued for services	73,872	133,705
Discount of note payable	—	16,000
(Increase) decrease in:
Accounts receivable	(175,107)	73,088
Inventories	57,569	251,487
Restricted cash	—	350,000
Prepaid expenses	13,068	(7,418)
Increase (decrease) in:
Accounts payable	68,457	(177,130)
Accrued liabilities	8,434	204,107
Deferred revenue	—	200,000

Net cash used by operating activities	(1,372,268)	(395,603)

Cash flows from investing activities
Purchases of property and equipment	(30,256)	(176,435)
Patent and trademark application costs	(108,185)	(60,467)
Reductions in other assets	—	8,925

Net cash used by investing activities	(138,441)	(227,977)

Cash flows from financing activities
Proceeds from the issuance of notes payable	62,857	745,464
Payment of mortgage loan costs	—	(57,085)
Repayment of notes payable	(686,613)	(666,427)
Proceeds from issuance of common stock	2,564,438	717,980
Repurchase of common stock	—	(100,000)

Net cash provided by financing activities	1,940,682	639,932

Net increase in cash	429,973	16,352

Cash at beginning of year	148,132	131,780

Cash at end of year	$578,105	$148,132

Continued

AspenBio, Inc.
Statements of Cash Flows (Continued)
Years ended December 31,

	2004	2003
Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$294,168	$222,551
Schedule of non-cash investing and
financing transactions:
Common stock issued for debt conversion	—	$427,181
Common stock issued pursuant to license agreement	130,000	—
Value of 5,000 and 350,000 common shares
contributed by stockholders; respectively	5,650	161,490
Warrants issued in connection with note payable	—	29,603
Construction in progress financed by construction loan	—	653,252
Construction loan refinanced to mortgage	—	3,250,000
Contribution of 1,896,757 common shares from stockholder	—	—

See Accompanying Notes to Financial Statements

AspenBio, Inc.
Notes to Financial Statements

1.     Organization and summary of significant accounting policies:

        Nature of operations:

AspenBio, Inc. (the “Company” or “AspenBio”) was organized on July 24, 2000, as a Colorado corporation. AspenBio is a biotechnology company that operates a base business as a purifier of human and animal antigens, manufacturing over 30 products. The antigens are used as standards and controls in diagnostic test kits, antibody purification and in research projects.

The Company’s research and development activities consist primarily of the bovine pregnancy test as well as equine and bovine pregnancy enhancement drug products. Products being developed are currently projected for use in the diagnosis and treatment of animals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss and utilized net cash in operating activities of $2,091,576 and $1,372,268, respectively, in the year ended December 31, 2004, and incurred a net loss and utilized net cash in operating activities of $1,717,177 and $395,603, respectively, in the year ended December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2005 the Company expects to continue to incur cash losses from operations. While recent increases in revenues will provide limited additional cash flow from such sales margins, additional expenses from the recent hiring of our new President \ CEO and expenses for contract services in product development will more than offset these amounts. The Company’s plans to bridge such cash shortfalls in 2005 include the following:

1.	Aggressively pursuing additional fund raising activities from both existing and possible new investors.

2.	Explore revenue opportunities from licensing, partnering or limited research product sales of one or more of the new drugs under development, with the most near term product being the recombinant equine LH drug.

3.	Continue to refine and develop the bovine early pregnancy test to achieve the milestones as anticipated to be required under the Merial agreement and reach a “re-start” agreement of the dates with Merial on that agreement, to provide the Company with milestone payments.

4.	Depending upon the timing and magnitude of cash flow needs, attempt to reach agreements with key employees and stockholders to defer all or a portion of compensation and loan payments to such parties.

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

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $1,600 at December 31, 2004.

1.     Organization and summary of significant accounting policies (continued):

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

        Goodwill and other intangible assets:

Goodwill, arising from the initial formation of the Company represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. Under Statement of Financial Accounting Standards “SFAS”) No. 142, Goodwill and Other Intangible Assets goodwill and intangible assets with indefinite useful lives are not amortized. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit’s goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense.

The Company has one reporting unit. The Company performs a goodwill impairment test in the fourth quarter of each year and determined that there has been no goodwill impairment. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company’s business environment.

1.     Organization and summary of significant accounting policies (continued):

        Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2004.

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

        Fair value of financials instruments:

The fair value of the note payable, related party is not practicable to estimate, due to the related party nature of the underlying transactions. The carrying amounts of the Company’s other financial instruments approximate fair value because of their variable interest rates and \ or short maturities.

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

1.     Organization and summary of significant accounting policies (continued):

        Stock-based compensation:

SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosures of net income as if the fair value based method of accounting for stock-based compensation, as prescribed by SFAS No. 123, had been applied. Options issued to non-employees or directors for services are accounted for in accordance with SFAS No. 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, a dividend yield of 0%; risk-free interest rates of 4.4% and 3.7%; an expected life ranging from 5-10 years; and an expected volatility of 113% and 111%, respectively. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

	2004	2003
Net loss, as reported	$(2,092,000)	$(1,717,000)
Deduct: Total stock-based employee compen-
sation expense determined under fair value
based method for awards granted, modified
or settled, net of related tax effects	(447,000)	(195,000)

Pro forma net loss	$(2,539,000)	$(1,912,000)

Loss per share:
Basic and diluted - as reported	$(0.19)	$(0.19)

Basic and diluted - pro forma	$(0.23)	$(0.21)

        Income (loss) per share:

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

      Comprehensive income:

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income, which includes certain items not reported in the statement of income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended December 31, 2004 and 2003, the Company did not have any components of comprehensive income to report.

1.     Organization and summary of significant accounting policies (continued):

        Recently issued accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

In December 2003, the FASB issued SFAS Interpretation 46R (“FIN 46R”), a revision to SFAS Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for certain provisions relating to mandatorily redeemable non-controlling interests, which have been indefinately deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. Management believes if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company’s operations or financial condition.

2.     Global Development and Distribution Agreement \ Deferred Revenue

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s new, patent-pending diagnostic blood test. The test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. The results continue to be analyzed and modifications to the test are ongoing. AspenBio believes improvements to the test need to be achieved. Accordingly, the test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also has been delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the test results or the product. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by the third party must be refunded on a pro-rata basis.

3.        Inventories:

Inventories consisted of the following at December 31, 2004:

Finished goods	$139,007
Goods in process	149
Raw materials	63,247

$202,403

4.       Property and equipment:

Property and equipment consisted of the following at December 31, 2004:

Land and improvements	$1,107,508
Building	2,589,231
Lab equipment	434,466
Office and computer equipment	74,808

4,206,013
Less accumulated depreciation	652,598

$3,553,415

5.       Intangible and other assets:

Intangible and other assets consisted of the following at December 31, 2004:

Patents and trademarks and applications	$425,586
Deferred consulting costs, net of accumulated
amortization of $426,458	18,542
Deferred loan costs, net of accumulated
amortization of $7,459	49,626

$493,754

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company will amortize these costs over the shorter of the legal life of the patent or its estimated economic life. Loan and deferred consulting costs are being amortized over the term of the related agreements using the straight-line method.

6.        Line of Credit:

The Company has a $150,000 line of credit agreement with a bank, which matures April 30, 2005. The facility bears interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the largest stockholder and former president of the Company. The line modifies a prior $250,000 line that matured June 30, 2004. As of December 30, 2004, there was no amount outstanding on the line.

7.        Notes Payable — Related Parties:

During June 2003, the Company’s largest stockholder and former president agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. Based upon revised agreements entered into in 2004, following the Company achieving specified fund raising levels, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are being made, with the then remaining balance due at that time.

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

During October 2003, the Company completed a $350,000 offering of convertible debt. The unsecured 8% notes were due at the earlier of May 2004 or at the time $1,000,000 was raised in an equity offering. The debt offering consisted of a note for $1.00 and one share of common stock for each $1.00 invested in the notes. To reduce the amount of the dilution as a result of the debt offering, the Company’s largest stockholder and former president contributed 350,000 shares of common stock to the Company that were used in the offering. The proceeds of the offering have been allocated between the estimated value of the notes, the stock and the warrant, based upon their respective estimated fair values. The amount allocated to the non-debt elements was accreted back to the debt as additional interest expense over the life of the notes. The Placement Agent selling the notes received fees and expenses of 13% of the proceeds raised plus a warrant to acquire 150,000 shares of common stock at $1.50 per share exercisable through June 2006. During December 2003 an equity offering exceeding $1,000,000 was closed and accordingly, the bridge loans matured. Out of the total $350,000, $205,000 was converted into common stock of the Company at $1.00 per share, $145,000 was repaid in December 2003 and the remaining $45,000 was paid in January 2004.

In the third quarter of 2003, Cambridge Holdings, Ltd., a stockholder of the Company, loaned a total of $40,000 under two notes to the Company. The proceeds of the notes were used for working capital, with the notes due on demand bearing interest at 10%. During December 2003 these notes and accrued interest of $1,322 was repaid. During 2004 Cambridge Holdings, Ltd., advanced $10,000 under a note for working capital. The loan plus interest was repaid in 2004.

During April 2004 a stockholder advanced the Company $51,360 under a ninety-day unsecured note, bearing interest at 10%. Proceeds from the note were used for corporate obligations. The note and accrued interest of $1,398, was repaid in July 2004.

During the years ended December 31, 2004 and 2003, interest expense of approximately $58,000 and $104,000, respectively, was incurred on notes payable to stockholders. At December 31, 2004, accrued interest expense, due to stockholders was approximately $3,900 and is included with accrued expenses on the accompanying balance sheet.

8.      Debt Agreements

         Mortgage note -

During June 2003, the Company closed on a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration ("SBA"). The loan is collateralized by the real property and is also personally guaranteed by the Company’s largest stockholder and former president. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the effective rate for 2004 and the SBA portion bears interest at the rate of 4.42%. The loan requires total monthly payments of approximately $23,700. At December 31, 2004 the outstanding balance under the mortgage totaled $3,188,141.

Prior to closing on the mortgage obligation, the Company utilized a construction loan to finance construction of its new facility. Interest on the construction loan was at the Wall Street Journal prime rate plus 1% with a floor of 6%. The loan was collateralized by first deed of trust on building and $350,000 restricted cash and was guaranteed by a stockholder. In connection with the construction loan, the Company was required to obtain a $395,593 letter of credit naming the Town of Castle Rock Public Works Department as the beneficiary. The letter of credit expired with no amounts having been drawn when the permanent mortgage was closed. For the year ended December 31, 2003, during the construction period, interest expense on this loan of $27,401, was capitalized to construction in progress.

        Minimum annual principal payments due on all long-term notes payable are as follows:

Year ending December 31,	Notes payable	Related Parties
2005	$77,200	$75,156
2006	81,613	79,791
2007	86,301	626,529
2008	91,275	—
2009	96,552	—
Thereafter	2,755,200	—

Total	$3,188,141	$781,476

9.      Stockholders’Equity and Associated Agreements

During the fourth quarter of 2003 the Company completed the sale of 1,087,750 shares of the Company’s common stock, generating net proceeds to the Company of $923,000 after deducting offering expenses. In connection with the offering the Company paid fees of $121,725 to the placement agent and also granted the agent warrants to purchase 474,995 shares of common stock at $1.50 per share, exercisable until June 1, 2006.

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

The Company’s president had agreed that 2,250,000 of the 4,246,757 shares of the Company’s common stock owned by him would be voted at shareholder meetings in the same proportion as the other shares of the Company’s common stock are voted. This voting arrangement was terminated on July 21, 2004 in connection with the agreement whereby he contributed 1,896,757 shares back to the Company for no consideration as discussed below.

During April 2004 the Company signed a license agreement with a university, providing the Company with rights to the university’s patent rights for specified animal health uses. In connection with that agreement, the Company issued 138,298 shares of common stock to the university valued at $130,000 plus agreed to a cash payment of $60,000 at inception.

During 2004, the Company issued a total of 20,286 common shares for services. The shares were valued at their fair market value when issued, which totaled $18,000.

The Company closed on $2,535,000, ($1,247,500 on July 21, 2004 and $1,287,500 on August 19, 2004) under a Private Placement of unregistered Units (consisting of 20,000 common shares and 20,000 warrants exercisable for three years at $1.50/ share for $17,500 per Unit) through its placement agent. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes. As a result of that funding, under an agreement previously entered into with the Company’s president and principal shareholder, the shareholder contributed 1,896,757 common shares he owned of the Company, back to the Company for no consideration, which reduced the outstanding shares by that amount. Additionally, the voting agreement described above was terminated as part of this transaction. A principal reduction was also made in a note owed to the Company’s president as described in Note 7. The equities sold in this offering were subsequently registered in October 2004.

At the Company’s Annual Meeting of its shareholders held in May 2004, an amendment to the Company’s Articles of Incorporation was approved to increase the number of authorized shares of Common Stock to 30,000,000 from 15,000,000.

10.    Stock Options and Warrants

           Stock options

In 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for the benefit of certain employees and consultants. The Company has reserved a total of 1,500,000 shares, (as amended at the May 2004 Annual Meeting), of its common stock for issuance pursuant to the exercise of options to be granted. An Option Committee of the Board of Directors administers the Plan. The exercise prices of the options granted are determined by the Option Committee and are established at the estimated fair value of the Company’s common stock at the date of grant. The Option Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed 10 years. To date all options granted under the Plan, at the dates of the grants, the exercise prices of the options were equal to the estimated fair value of the Company’s common stock, therefore, no compensation expense, other than that for options granted to the Company’s advisory board, has been recorded for the options granted.

A summary of the status of the Company’s stock options as of December 31, 2004 and 2003, and changes during the years then ended, is presented below:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of
year	260,000	$1.45	250,000	$1.05

Granted	1,375,000	$.96	310,000	$1.49

Exercised	—		—
Forfeited	50,000		300,000

Outstanding, end of year	1,585,000	$1.04	260,000	$1.45

Options exercisable end
of year	170,001	$1.32	16,667	$1.25

During the year ended December 31, 2004, a total of 1,375,000 options were granted under the 2002 Stock Incentive Plan at exercise prices ranging from $.61 to $1.50 per share. Subsequent to December 31, 2004, an additional 1,030,000 options were granted to officers and employees under the Plan at exercise prices of $.60 to $.80 per share.

Prior to the establishment of the 2002 Stock Incentive Plan, on August 1, 2001, the Board of Directors granted stock options to two directors to acquire a total of 200,000 shares for $1 per share. The options were fully vested on December 31, 2001 and expire August 1, 2006.

Included above, in options granted under the Company’s 2002 Stock Incentive Plan are 475,000 options granted in August, November and December 2004, to the Company’s advisory board. Operating expenses for the year ended December 31, 2004 include $55,872, representing the estimated value of those options for 2004. An additional 50,000 options were granted to a new advisory board member subsequent to December 31, 2004, exercisable at $.70 per share.

As of December 31, 2004, the Company had 1,585,000 stock options outstanding under its 2002 Stock Incentive Plan at exercise prices ranging from $.61 to $1.50. These options had a weighted average contractual life remaining of 9.4 years and a weighted average exercise price of $1.04. Of these options 170,001 were then exercisable at a weighted average exercise price of $1.32.

        Common stock purchase warrants

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

During September to December 2003 the Company issued a total of 624,995 warrants in connection with bridge loans and common shares sold in the 2003 private placement of common stock. The warrants entitle the holders to exercise their warrants to purchase shares of common stock at $1.50 per share at any time through June 2006.

In connection with a private placement offering closed during July and August 2004, the Company issued an additional 2,897,143 warrants, exercisable at $1.50 per share, expiring in five years.

11.     Income Taxes

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2004	2003
Federal income tax expense (benefit) at 34%	$(711,000)	$(584,000)
State income tax net of federal tax effect	(69,000)	(57,000)
Permanent items	(3,000)	28,000
Valuation allowance	783,000	613,000

	—	—

As of December 31, 2004 the Company has net operating loss carry forwards of approximately $4,170,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2024. A valuation allowance was recorded at December 31, 2004 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Current deferred tax assets (liabilities):
Net operating loss carry forwards	$1,417,000
Accounts receivable	1,000
Property and equipment	3,000
Goodwill	(8,000)
Deferred revenue	68,000

Deferred tax asset	1,481,000
Valuation allowance	(1,481,000)

Net current deferred tax asset	$—

12.    Commitments and Contingencies

          Customer concentrations

At December 31, 2004, one customer accounted for 42% and a second customer accounted for 32%, of total accounts receivable. At December 31, 2003, no one customer accounted for more than 10% of total accounts receivable. One customer accounted for 52% and 54% of total net sales for the years ended December 31, 2004 and 2003. A second customer accounted for 18% of total net sales for the year ended December 31, 2004.

          Consulting Agreement

During January 2004 the Company entered into an agreement with a consulting organization to provide investor relations services to the Company for a term of twelve months. The consulting organization was initially being compensated at the rate of $6,000 per month, until certain specified conditions were met and then increased to $8,000 per month. The consultant was also granted options, expiring in January 2009, to acquire 800,000 shares of common stock of the Company at a price of $1.07 per share. The Company has determined the value of the 800,000 options to be $445,000 and recorded this amount as a deferred consulting cost, included with other intangible assets, with a corresponding increase to equity. The deferred consulting cost is being amortized over the one-year life of the agreement.

During the course of the agreement, the Company believed that is was not receiving benefit from the contractor and notified contractor that it was discontinuing payments under the agreement. On November 29, 2004, the contractor filed a complaint in New York against the Company. The complaint seeks compensation for amounts allegedly owed under the agreement. The Company filed an answer and counter claims against the consultant on January 25, 2005. Management believes the contractor’s claims are without merit and that the contractor failed to perform as promised under the agreement. The contractor is seeking approximately $47,000 in damages. The Company has counter claimed for approximately $91,000 in damages plus cancellation of 800,000 options issued to the contractor that are exercisable to purchase the Company’s common stock.

        Development and license agreements

The Company has entered into three separate agreements under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell newer developed products. Under the agreements, the Company is obligated to make certain minimum annual payments totaling $45,000, plus milestone payments, as defined, based on a percentage of sales of the products. For the years ended December 31, 2004 and 2003, there were no such commercial sales. Under one of the agreements entered into in 2004, the Company acquired rights to the university’s patent portfolio for use in the animal health industry for a total cost of $190,000, of which $60,000 was paid in cash and $130,000 was paid in Company common shares and the Company agreed to fund $46,550, which has now been paid for consulting and research assistance on one of the Company’s products in development.

The Company with 30 days notice and without future obligations may terminate the agreements.

        Employment agreements

The Company has entered into employment agreements with two executives requiring minimum annual compensation totaling $250,000 through 2006.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, financial statement disclosure.

ITEM 8A.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to us to be filed in the annual report has been made known to them in a timely manner.

(b)   Changes in Internal Controls

There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART III

Item 9. Directors and Executive Officers of the Registrant

Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

The following table sets forth names and ages of all executive officers and directors of the Company:

Name	Age	Position
Richard G. Donnelly	46	President, Chief Executive Officer and Director
Gregory Pusey	53	Chairman, Secretary and Director
Gail S. Schoettler	61	Director
Douglas I. Hepler	58	Director
David E. Welch	58	Director
Jeffrey G. McGonegal	53	Chief Financial Officer
Roger D. Hurst	55	Manager

Richard G. Donnelly was elected President, Chief Executive Officer and as a director, in January 2005. From September 1999 to December 2004, Mr. Donnelly served in sales and marketing positions with Heska Corporation, including most recently as Senior Director of Marketing. From January 1993 to September 1999, Mr. Donnelly served as Director of Marketing for the Fort Dodge division of Wyeth Inc., (American Home Products). Mr. Donnelly holds a three-year diploma in Animal Science from St. Lawrence College.

Gregory Pusey became a director of AspenBio in February 2002, and Chairman in May 2003. Mr. Pusey is the President of Advanced Nutraceuticals, Inc., a publicly held company engaged in manufacturing and marketing of vitamins and nutritional supplements. Mr. Pusey has been associated with Advanced Nutraceuticals, Inc. and its predecessors since 1997. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd., a publicly held real estate development firm. Mr. Pusey is also a director of A4S Technologies, Inc., a provider of hardware and software security related products, and has served as President of Livingston Capital, Ltd. since 1987, a venture capital firm. Mr. Pusey holds a B.S. degree in finance from Boston College.

Gail S. Schoettler served as a U.S. Ambassador from 1999 to 2000, Colorado Lt. Governor from 1995 to 1999, and Colorado State Treasurer from 1987 to 1995. She was a trustee of the Public Employees Retirement Association, Colorado’s $27 billion pension fund, for eight years. Ambassador Schoettler was a founder and director of two banks and currently helps manage her family’s ranching, vineyard and real estate businesses. She speaks internationally on politics and business and writes a column for The Denver Post. She is a trustee of several non-profit organizations and the recipient of the French Chevalier of the Legion of Honor, France’s highest civilian award. Ambassador Schoettler is also a director of CancerVax Corporation, former director, until its sale in February 2005 of AirGate PCS, Inc., and is the chairperson of the board of Fischer Imaging Corp. She earned her BA with honors in economics from Stanford University and her MA and PhD in history from the University of California at Santa Barbara. Ambassador Schoettler became a director of AspenBio in August 2001.

Douglas I. Hepler, Ph.D., joined the Company’s Board of Directors in March of 2004. Dr. Hepler is currently Vice President of Research and Development for IDEXX Pharmaceuticals, Inc., a wholly owned subsidiary of IDEXX Laboratories, Inc. Dr. Hepler is responsible for the overall technical leadership of the Pharmaceutical Division of IDEXX Pharmaceuticals, Inc. Dr. Hepler was also the Co-founder and Executive Vice President of Blue Ridge Pharmaceuticals, Inc. before its sale to IDEXX Laboratories, Inc. in 1998. While at Blue Ridge Pharmaceuticals Dr. Hepler was instrumental in the development and FDA registration of Acarexx, Iverhart Plus, PZI Vet, Facilitator, Navigator, Pyrantel and CyFly. Prior to Blue Ridge Pharmaceuticals, Dr. Hepler was instrumental in the development and FDA registration of Interceptor, Program and Sentenial while at Novartis Animal Health. Dr. Hepler received a B.S. degree from Lock Haven University in biology, a M.S. from Colorado State University in microbiology and a Ph.D. from Colorado State University in immunology.

David E. Welch, became a director of AspenBio as of October 1, 2004. Mr. Welch has served as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a public company located in Golden, Colorado, since April 2004. He also is a self-employed financial consultant. From July 1999 to June 2002 Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado. Mr. Welch also serves on the Boards of Directors of Advanced Nutraceuticals, Inc., and Communication Intelligence Corporation, both publicly traded companies. He received a B.S. degree in accounting from the University of Colorado. Mr. Welch is a Certified Public Accountant, licensed in the state of Colorado.

Jeffrey G. McGonegal became Chief Financial Officer of the Company in June 2003. Mr. McGonegal also serves as Senior Vice President — Finance of Advanced Nutraceuticals, Inc., a publicly held company engaged in manufacturing and marketing of vitamins and nutritional supplements. Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal is a member of the board of directors of The Rockies Venture Club, Inc. He received a B.A. degree in accounting from Florida State University.

Roger D. Hurst, the founder of AspenBio, served as President and as a director, since our formation in July 2000, until his resignation in December 2004. Subsequently Mr. Hurst serves as a manager of the Company’s antigen products division. From 1988 to the July 2000 sale of the antigen business from Vitro Diagnostics, Inc. to AspenBio, Mr. Hurst served as the President and Chief Executive Officer of the Vitro Diagnostics. Mr. Hurst holds a bachelor’s degree from Nebraska Wesleyan University.

Meetings of the Board and Committees

The Company’s Board of Directors held fifteen meetings during the Company’s year ended December 31, 2004, and three additional meetings through March 21, 2005. Such meetings consisted of consent Directors’ minutes signed by all Directors and actual meetings at which all of the Directors were present in person or by telephone. The Company does not have a formal policy with regard to board members’ attendance at annual meetings, but encourages them to attend shareholder meetings. A majority of our directors then serving attended our last annual meeting of shareholders on May 10, 2004.

There is no arrangement or understanding between any Director and any other person pursuant to which any person was selected as a Director.

Directors of the Company are not paid cash for their services. They do typically receive a stock option upon joining and additional options over time. Greg Pusey receives a salary of $40,000 annually for his active role as Chairman which commenced in September 2003. The directors are reimbursed for all expenses incurred by them in attending board meetings.

Committees

Audit Committee: The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. All of the Company’s independent directors serve on the audit committee, which consists of: David Welch (who serves as Chair of the Committee), Douglas Hepler and Gail Schoettler. Mr. Welch has been designated as the financial expert on the audit committee. The Company defines “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.

The audit committee was formed on December 22, 2003, and held one formal meeting during the year ended December 31, 2004. All of the members attended the meeting in person or by telephone. The Board of Directors has adopted a written charter for the audit committee. The audit committee charter is available on our website at www.aspenbioinc.com.

Compensation Committee: All of the Company’s independent directors serve on the compensation committee, which consists of: Gail Schoettler (who serves as Chair of the Committee), Douglas Hepler and David Welch. Duties of the compensation committee include reviewing and making recommendations regarding compensation of executive officers. The board of directors adopted our Compensation Committee charter on March 17, 2004.

Nominating Committee: All of the Company’s independent directors serve on the nominating committee, which consists of: Gail Schoettler (who serves as Chair of the Committee), Douglas Hepler and David Welch. Duties of the Nominating Committee (“Nominating Committee”) include oversight of the process by which individuals may be nominated to our board of directors. Our Nominating Committee’s charter was adopted by the board of directors on March 17, 2004, and is available on our web site at www.aspenbioinc.com.

The functions performed by the Nominating Committee include identifying potential directors and making recommendations as to the size, functions and composition of the Board and its committees. In making nominations, our Nominating Committee is required to submit candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other Nominees to the board, in collectively serving the long-term interests of the shareholders.

The Nominating Committee considers nominees proposed by our shareholders. To recommend a prospective nominee for the Nominating Committee’s consideration, you may submit the candidate’s name by delivering notice in writing to AspenBio, Inc. c/o Nominating Committee Chair, Gail Schoettler, via email at gailschoettler@msn.com or via first class U.S. mail, at AspenBio, Inc., 1585 S. Perry Street, Castle Rock, CO 80104.

A shareholder nomination submitted to the nomination committee must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to the Company by the date mentioned in the most recent proxy statement under the heading “Proposal From Shareholders” as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5:

The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation; The number of shares and description of the Company voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly; The name, address, telephone number, fax number and e-mail address of the person being recommended to the nominating committee to stand for election at the next annual meeting (the “proposed nominee”) together with information regarding such person’s education (including degrees obtained and dates), business experience during the past ten years, professional affiliations during the past ten years, and other relevant information. Information regarding any family relationships of the proposed nominee as required by Item 401(d) of SEC Regulation S-K. (v) Information whether the proposed nominee or the person submitting the recommendation has (within the ten years prior to the recommendation) been involved in legal proceedings of the type described in Item 401(f) of SEC Regulation S-K (and if so, provide the information regarding those legal proceedings required by Item 401(f) of Regulation S-K). Information regarding the share ownership of the proposed nominee required by Item 403 of Regulation S-K. Information regarding certain relationships and related party transactions of the proposed nominee as required by Item 404 of Regulation S-K. The signed consent of the proposed nominee in which he or she consents to being nominated as a director of the Company if selected by the nominating committee, states his or her willingness to serve as a director if elected for compensation not greater than that described in the most recent proxy statement; states whether the proposed nominee is “independent” as defined by Nasdaq Marketplace Rule 4200(a)(15); and d. attests to the accuracy of the information submitted pursuant to this paragraph.

Although the information may be submitted by fax, e-mail, mail, or courier, the nominating committee must receive the proposed nominee’s signed consent, in original form, within ten days of making the nomination.

When the information required above has been received, the nominating committee will evaluate the proposed nominee based on the criteria described below, with the principal criteria being the needs of the Company and the qualifications of such proposed nominee to fulfill those needs.

The process for evaluating a director nominee is the same whether a nominee is recommended by a shareholder or by an existing officer or director. The Nominating Committee will:

Establish criteria for selection of potential directors, taking into consideration the following attributes which are desirable for a member of our Board of Directors: leadership; independence; interpersonal skills; financial acumen; business experiences; industry knowledge; and diversity of viewpoints. The Nominating Committee will periodically assess the criteria to ensure it is consistent with best practices and the goals of the Company. Identify individuals who satisfy the criteria for selection to the Board and, after consultation with the Chairman of the Board, make recommendations to the Board on new candidates for Board membership. Receive and evaluate nominations for Board membership which are recommended by existing directors, corporate officers, or shareholders in accordance with policies set by the Nominating Committee and applicable laws.

The Nominating Committee has held two formal meetings and taken action by unanimous written consent two times through March 21, 2005. On March 19, 2004 by unanimous consent the Nominating Committee nominated all four directors then serving on our board of directors to stand for reelection, and on October 1, 2004 the Nominating Committee nominated David Welch as a new Board Member. On December 8, 2004 the Nominating Committee accepted the resignation of Roger Hurst and nominated Jeffrey McGonegal, the Company’s CFO as interim President. On January 24, 2005, the Nominating Committee nominated Richard Donnelly as President, CEO and he was also nominated to serve on the Company’s board.

The Company has not engaged the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

Compliance with Section 16 (a) of the Exchange Act – Disclosure of Delinquent Filers

During 2004 on of our directors, Gail S. Schoettler was granted stock options and the Form 4 required with report that transaction was not filed on a timely basis.

Shareholder Communication with the Board of Directors

The Company values the views of its shareholders (current and future shareholders, employees and others). Accordingly, the Board of Directors established a system through its Audit Committee to receive, track and respond to communications from shareholders addressed to the Company’s Board of Directors or to its Non-Management Directors. Any shareholder who wishes to communicate with the Board of Directors or the Non-Management Directors may write to:

David Welch
Chair, Audit Committee
c/o AspenBio, Inc.
1585 S. Perry Street
Castle Rock, CO 80104
email address: dfwelch@welchconsul.com

The chair of the Audit Committee is the Board Communications Designee. He will review all communications and report on the communications to the chair of the Nominating Committee, the full Board or the Non-Management Directors as appropriate. The Board Communications Designee will take additional action or respond to letters in accordance with instructions from the relevant Board source.

Code of Ethics

On December 22, 2003, the Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist the directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted at our website www.aspenbioinc.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company.

Item 10.   EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years ended December 31, 2004, 2003 and 2002 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

			FISCAL YEAR COMPENSATION			LONG TERM COMPENSATION
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Securities under Option/SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compen- sation ($)
Roger D. Hurst,	2004	88,833	0	0	0	0	0	0
Former -Chief
Executive Officer,
Secretary and
Director
	2003	64,500	0	0	0	0	0	0
	2002	72,000	0	0	0	0	0	0

Richard G.	2004	0	0	0	0	0	0	0
Donnelly, Chief
Executive Officer
and Director
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Agreements with Management

        In December 2004, Mr. Hurst resigned as an officer and director of the Company. In January 2005 Mr. Donnelly joined the Company as President, Chief Executive Officer and was elected to the Company’s board.

        We entered into employment agreements with Richard G. Donnelly and Roger D. Hurst, providing annual compensation of $150,000 and $100,000, respectively. The agreements provide for use of their services to the Company for a minimum of one year and automatically renew at the end of each year unless terminated by either party. The Company is limited in its right to cancel the Hurst agreement, so long as indebtedness owed by the Company and guaranteed by Mr. Hurst remains outstanding. The agreements contain standard provisions for non-competition, confidentiality, indemnification and termination.

Option Grants To Officers
Fiscal Year End Option Values

        No stock option grant table or year-end option table is included in this report because during 2004 none of our named executive officers holds any options to purchase our common stock. During January 2005, Mr. Donnelly was granted 500,000 stock options, exercisable for ten years at $.60 per share.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End
Option/SAR Values.

None.

Compensation of Directors.

        Other than Gregory Pusey, our directors do not currently receive any cash compensation from us for their services as members of the Board of Directors. Mr. Pusey, the Company’s active Chairman of the Board is paid $40,000 per year for his services, which commenced September of 2003. In August 2001, we issued options to each of Bruce F. Deal, a former director of the Company, and Gail S. Schoettler, to purchase 100,000 shares of our common stock at $1.00 per share during a five-year period. In January of 2004, we issued options to Gregory Pusey to purchase 100,000 shares at $1.21 per share with a ten-year term. In March of 2004, we made a grant of options to Douglas I. Hepler to be issued upon his acceptance of his Board appointment to purchase 100,000 shares at $1.50 per share with a ten-year term. In May 2004, we made a grant of options to Gail Schoettler to purchase 100,000 shares at $1.47 per share with a five-year term. On October 1, 2004, we made a grant of options to David Welch to purchase 100,000 shares at $0.76 per share with a ten-year term, subject to vesting over the next three years. In January 2005, we issued options to Richard Donnelly to purchase 500,000 shares at $.60 per share with a ten-year term.

Benefit Plans.

2002 Stock Incentive Plan

In April 2002, we adopted our 2002 Stock Incentive Plan. The purpose of the plan is to promote our interests and the interests of our shareholders by providing participants a significant stake in our performance and providing an opportunity for the participants to increase their holdings of our common stock. The plan is administered by the Option Committee, which consists of the Board or a committee of the Board, as the Board may from time to time designate, composed of not less than two members of the Board, each of who shall be a director who is not employed by us. The Option Committee has the authority to select employees and consultants (which may include directors) to receive awards, to determine the number of shares of common stock covered by awards and to set the terms and conditions of awards. The plan, as amended authorizes the grant of options to purchase up to 1,500,000 shares of our common stock. We currently have outstanding options to purchase 2,065,000 shares. We are considering an amendment to 2002 Stock Incentive Plan to increase from 1,500,000 the shares of common stock reserved under the plan. The options are exercisable in annual installments of one third each at prices ranging from $.61 to $1.50 per share for a term of ten years. In addition to stock options, we may also offer a participant a right to purchase shares of common stock subject to such restrictions and conditions as the Option Committee may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No common stock has been issued pursuant to the plan.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the 2002 Stock Option Plan as of December 31, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans
Approved by Shareowners	1,500,000	$1.04	—	1,500,000

Equity Compensation Plans
Not Approved by
Shareowners	85,000	$.75	—	85,000

TOTAL	1,585,000	$1.04	—	1,585,000

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The number of shares outstanding of the Company’s common stock at March 21, 2005, was 11,713,143. The following tables sets forth the beneficial ownership of the Company’s Common Stock as of March 21, 2005 by each Director and each Executive Officer of the Company, by all Directors and Executive Officers as a group, and sets forth the number of shares of Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock. To the knowledge of the Directors and Executive Officers of the Company, as of March 21, 2005, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below.

Name and Address

Roger D. Hurst
1585 South Perry Street
Castle Rock, CO 80104

Richard G. Donnelly (1)
2838 Garrett Drive
Fort Collins, CO 80526

Gregory Pusey (2)
106 S. University, No. 14
Denver, CO 80209

Gail S. Schoettler (3)
11855 East Daley Circle
Parker, CO 80134

Douglas I. Hepler (4)
815 Cliff Dr.
McLeansville, NC 27301

David E. Welch (5)
1585 S. Perry Street
Castle Rock, CO 80104

Jeffrey G. McGonegal (6)
1585 S. Perry Street
Castle Rock, CO 80104

Talon Opportunity Partners, L. P.
One North Franklin, Suite 900
Chicago, IL 60606(7)

All Officers and Directors as a Group (6 persons)(8)	Number of Shares 2,005,143 5,000 1,498,654 148,333 153,333 -- 204,309 2,285,714 2,004,629	Percent 17.1% 0.0% 12.4% 1.3% 1.3% 0.0% 1.7% 17.8% 15.8%

(1)	Does not include options to acquire 500,000 shares at $.60 per share which become exercisable in annual increments of 25% beginning in January 2006.
(2)	Includes 85,114 shares held by his wife, his wife’s IRA account and their children. Mr. Pusey disclaims beneficial ownership of these shares. Also includes the following holdings of Mr. Pusey: (i) 15,901 shares held in Mr. Pusey’s IRA account, (ii) warrants to purchase 130,000 shares, (iii) options to purchase 33,333 shares at $1.21 per share and (iv) 532,275 shares and warrants to purchase 438,571 shares held by Cambridge Holdings Ltd. Mr. Pusey is President, a director and principal shareholder of Cambridge. Does not include options to acquire 66,667 shares at $1.21 per share which become exercisable 50% in January 2006 and 50% in January 2007.

(3)	Includes options to purchase 100,000 shares at $1.00 per share and options to acquire 33,333 shares at $1.47. Does not include options to acquire 66,667 shares at $1.21 per share which become exercisable 50% in May 2006 and 50% in May 2007.
(4)	Includes options to purchase 33,333 shares at $1.50 per share. Also includes 120,000 shares but excludes options to purchase 50,000 shares of common stock at $.75, which become exercisable beginning in August 2005, each held by his wife. Dr. Hepler disclaims any beneficial ownership of these shares and options. Does not include options to acquire 66,667 shares at $1.50 per share which become exercisable 50% in March 2006 and 50% in March 2007.
(5)	Does not include options to acquire 100,000 shares at $.76 per share which become exercisable in one-third annual installments commencing in October 2005.
(6)	Includes warrants to purchase 100,000 shares at $1.00 per share, options to purchase 40,000 shares at $1.47 and options to acquire 46,666 shares at $1.21 per share. Does not include options to purchase 20,000 shares at $1.47 per share which become exercisable June 2006, options to purchase 93,334 shares at $1.21 per share which become exercisable 50% in January 2006 and 50% in January 2007 and options to purchase 100,000 shares at $.75 per share which become exercisable in one-third annual installments commencing in August 2005.
(7)	Includes warrants to purchase 1,142,857 shares at $1.50 per share.

(8)	Includes footnotes 1 through 6.

Change of Control

Other than as a result of the exercise a significant portion of the outstanding stock options and warrants, there are no arrangements or agreements which could in the future result in a change of control of the Company.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We were organized in July 2000 to purchase the antigen business from Vitro Diagnostics, Inc. The initial capital to complete this purchase and for the startup for our operations was provided primarily by our President and principal shareholder, Roger D. Hurst. Mr. Hurst received 4,861,737 shares of our common stock in consideration of a cash contribution of $470,000. Mr. Hurst received a promissory note for the $400,000 loaned by him to us. On April 1, 2002, we made an Amended and Restated Promissory Note to Mr. Hurst in the amount of $267,501, payable with interest of 8% per annum, in installments, with all amounts due on April 30, 2005. On June 12, 2003, we made a consolidated promissory note maturing on June 12, 2008, of all amounts due to Mr. Hurst totaling $958,651, at that time. This note was subsequently amended to provide for a repayment schedule if certain minimum fund raising efforts were achieved. Such funds were raised in August 2004 and we made a $200,000 payment on this note and this will be followed by thirty-six monthly payments of $10,000, at which time the then remaining balance will be due. Included in the amended agreements, among other items, was the termination of a previous voting agreement and the contribution of 1,896,757 shares of AspenBio, held by Mr. Hurst, back to the Company for no consideration. Mr. Hurst is the holder of approximately 13% of the outstanding common stock of Vitro Diagnostics, but has no involvement in the management of Vitro Diagnostics.

        Prior to August 1, 2001, we operated as an S Corporation and our shareholders were taxed on their proportionate share of our taxable income. We made a distribution in connection with our S Corporation status to all of our shareholders. We agreed with Roger Hurst not to pay Mr. Hurst his $29,755 distribution and we made a promissory note to him on April 1, 2002 in that amount which was payable, with interest at 8% per annum, on April 30, 2005. This obligation was consolidated with the June 12, 2003 note.

        To accommodate our growth, we purchased land in Castle Rock, Colorado, in 2002 and constructed our new facility which opened in 2003. In order to facilitate the purchase, Mr. Hurst has loaned to us $625,000 and we have made a promissory note to Mr. Hurst in that amount which was payable, with interest at 8% per annum on May 5, 2004. This obligation was consolidated with the June 12, 2003 note.

        In connection with our land purchase and facility construction, we borrowed $3,250,000 from a bank under a construction loan which also required that we obtain an additional $350,000 to be pledged to the bank and a guarantee of $200,000 (the “Guarantee”) of the loan amount. Cambridge Holdings, Ltd. (“Cambridge”) provided the Guarantee and we issued a note in that amount to Cambridge and a three-year warrant to purchase 100,000 shares of our common stock at $1.50 per share. We agreed to register these shares for Cambridge at Cambridge’s request between September 30, 2002 and June 30, 2005. The construction loan was re-financed into a permanent mortgage in June 2003, and the Guarantee terminated.

        In November 2000 we leased laboratory equipment and issued a note to a leasing company for $280,000. The note required monthly payments of $9,053. Mr. Hurst personally guaranteed the note. During the year ended December 31, 2003, the remaining principal balance on this note was paid off. We have a line of credit of up to $150,000, which is also guaranteed by Mr. Hurst. At March 21, 2005, the balance outstanding was $0.

        In July 2004, Roger Hurst contributed 1,896,757 shares of common stock back to the Company for no consideration pursuant to an agreement executed in April 2004, relating to the Company raising a minimum of $1,000,000 in equity financing, which it achieved.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.2	Bylaws (1)
4.1(a)	Specimen Certificate of Common Stock (1)
10.6	Voting Agreement dated June 18, 2003 between AspenBio, Inc. and Roger D. Hurst and extension thereto dated October 31, 2003 (4)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.13	Stock Option Agreement, dated August 21, 2001, between AspenBio and Gail Schoettler (1)
10.15	Promissory Note, dated May 6, 2002, made by AspenBio to Roger D. Hurst (1)

10.17	Loan Agreement to be made between FirstBank of Tech Center and AspenBio, Inc. regarding a construction loan in the principal amount of $3,250,000 (1)
10.18(c)	Warrant, dated July 5, 2002, to purchase 275,000 shares of AspenBio, Inc. common stock issued to Michael Smith (1)
10.18(d)	Investor Rights Agreement, dated July 5, 2002, between AspenBio, Inc. and Michael S. Smith(1)
10.19(b)	Warrant, dated July 5, 2002, to purchase 100,000 shares of AspenBio, Inc. common stock issued to Cambridge Holdings, Ltd. (1)
10.19(c)	Investor Rights Agreement, dated July 5, 2002, between AspenBio, Inc. and Cambridge Holdings, Ltd. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.

(2)	Incorporated by reference from the registrant’s report on Form 8-K/A on January 10, 2003.

(3)	Incorporated by reference from the registrant’s report on Form 8-K on April 7, 2003.

(4)	Incorporated by reference from the registrant’s Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.

Reports on Form 8-K

On October 4, 2004, the Company filed an 8-K report, reporting under Items 5.02 and 9.01 the addition of a Board member and the granting of stock options to that Board member.

On December 6, 2004, the Company filed an 8-K report, reporting under Item 7.01 information concerning Regulation FD disclosure.

On December 10, 2004, the Company filed an 8-K report, reporting under Items 1.01, 5.02 and 9.01 the revision of an agreement with an officer and director and a change in officers and a director.

On January 25, 2005, the Company filed an 8-K report, reporting under Items 1.01, 5.02 and 9.01 the entry into an employment agreement with Richard Donnelly and issued a press release announcing that event.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2004 and 2003, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2004	2003
Audit Fees	$32,000	$37,000
Audit Related Fees	4,775	309
Tax Related Fees	0	0
All Other Fees	0	0

Audit related fees in 2004 relate to assistance with the filing of Form SB-2 and in 2003 relate to the filing of Form 8-K. All of the services described above were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Pre-Approval Policies and Procedures

The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

SIGNATURES

        In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 29, 2005 by the undersigned thereto.

ASPENBIO, INC. /s/ Richard G. Donnelly Richard G. Donnelly, President, Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.

/s/ Richard G. Donnelly
Richard G. Donnelly, Chief Executive Officer and
Director

/s/ Gregory Pusey
Gregory Pusey, Chairman, Secretary and Director

/s/ Gail S. Schoettler
Gail S. Schoettler, Director

/s/ Douglas I. Hepler
Douglas I. Hepler, Director

/s/ David E. Welch
David E. Welch, Director

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.2	Bylaws (1)
4.1(a)	Specimen Certificate of Common Stock (1)
10.6	Voting Agreement dated June 18, 2003 between AspenBio, Inc. and Roger D. Hurst and extension thereto dated October 31, 2003 (4)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.13	Stock Option Agreement, dated August 21, 2001, between AspenBio and Gail Schoettler (1)
10.15	Promissory Note, dated May 6, 2002, made by AspenBio to Roger D. Hurst (1)
10.17	Loan Agreement to be made between FirstBank of Tech Center and AspenBio, Inc. regarding a construction loan in the principal amount of $3,250,000 (1)
10.18(c)	Warrant, dated July 5, 2002, to purchase 275,000 shares of AspenBio, Inc. common stock issued to Michael Smith (1)
10.18(d)	Investor Rights Agreement, dated July 5, 2002, between AspenBio, Inc. and Michael S. Smith(1)
10.19(b)	Warrant, dated July 5, 2002, to purchase 100,000 shares of AspenBio, Inc. common stock issued to Cambridge Holdings, Ltd. (1)
10.19(c)	Investor Rights Agreement, dated July 5, 2002, between AspenBio, Inc. and Cambridge Holdings, Ltd. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.

(2)	Incorporated by reference from the registrant’s report on Form 8-K/A on January 10, 2003.

(3)	Incorporated by reference from the registrant’s report on Form 8-K on April 7, 2003.

(4)	Incorporated by reference from the registrant’s Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.