Form 10QSB
period 2005-03-31
ASPENBIO INC
filed 2005-05-16
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-50019

ASPENBIO, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 South Perry Street, Castle Rock, Colorado 80104
(Address of principal executive offices) (Zip Code)

(303) 794-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

The number of shares of no par value common stock outstanding as of May 13, 2005, was 15,520,934.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO, INC.

Index

Item 1. Item 2. Item 3. Item 1. Item 2. Item 6.	PART 1 — Financial Information

Condensed Unaudited Financial Statements

 Balance Sheet as of March 31, 2005

 Statements of Operations For the Three
         Months Ended March 31, 2005 and 2004

 Statements of Cash Flows For the Three
         Months Ended March 31, 2005 and 2004

 Notes to Condensed Unaudited Financial Statements

 Management's Discussion and Analysis

 Controls and Procedures

                   PART II - Other Information

 Legal Proceedings

 Unregistered Sales of Equity and Use of Proceeds

 Exhibits

Signatures	Page 3 4 5 6 9 11 12 12 12 13

PART I — FINANCIAL INFORMATION

AspenBio, Inc.
Balance Sheet
March 31, 2005

(Unaudited)

ASSETS
Current assets:
Cash	$305,362
Accounts receivable, net	87,075
Inventories (Note 2)	207,057

Total current assets	599,494

Property and equipment, net (Notes 3 and 4)	3,500,897

Other assets:
Goodwill	387,239
Other intangibles	484,797

Total other assets	872,036

Total assets	$4,972,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$218,708
Accrued expenses	56,400
Current portion of notes payable:
Mortgage note (Note 4)	77,193
Related party (Note 4)	75,156

Total current liabilities	427,457

Mortgage note payable, less current portion (Note 4)	3,091,556
Note payable, related party (Note 4)	688,102
Deferred revenue (Note 1)	200,000

Total liabilities	4,407,115

Commitments and contingencies (Note 7)
Stockholders' equity (Note 5):
Common stock, no par value, 30,000,000 shares authorized;
11,723,343 shares issued and outstanding	5,954,695
Accumulated deficit	(5,389,383)

Total stockholders' equity	565,312

Total liabilities and stockholders' equity	$4,972,427

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio, Inc.
Statements of Operations
Three Months Ended March 31, (Unaudited)

	2005	2004
Sales	$150,239	$133,386
Cost of sales	103,510	87,146

Gross profit	46,729	46,240

Operating expenses:
Selling, general and administrative	281,040	301,926
Research and development	131,351	149,020

Total operating expenses	412,391	450,946

Operating loss	(365,662)	(404,706)
Interest expense, net	63,353	83,514

Net loss	$(429,015)	$(488,220)

Basic and diluted loss per share	$(.04)	$(.05)

Basic and diluted weighted average
shares outstanding	11,714,163	10,299,668

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio, Inc.
Statements of Cash Flows
Three Months Ended March 31, (Unaudited)

	2005	2004
Cash flows from operating activities
Net loss	$(429,015)	$(488,220)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	74,499	148,360
Stock and options issued for services	35,000	—
(Increase) decrease in:
Accounts receivable	109,381	(17,696)
Inventories	(4,654)	6,418
Prepaid expenses and other current assets	—	18,718
Increase (decrease) in:
Accounts payable	78,177	58,379
Accrued liabilities	(85,497)	(6,575)

Net cash used by operating activities	(222,109)	(280,616)

Cash flows from investing activities
Purchases of property and equipment	(2,012)	(17,439)
Patent and trademark application costs	(11,013)	(12,552)
Purchase of other assets	—	(10,000)

Net cash used by investing activities	(13,025)	(39,991)

Cash flows from financing activities
Repayment of notes payable	(37,609)	(62,511)
Proceeds from issuance of common stock	—	342,375

Net cash (used in) provided by financing activities	(37,609)	279,864

Net increase (decrease) in cash	(272,743)	(40,743)

Cash at beginning of period	578,105	148,132

Cash at end of period	$305,362	$107,389

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$63,432	$72,826
Schedule of non-cash investing and
financing transactions:
Stock options issued for advisory and consulting services	$—	$445,000

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio, Inc.
Notes to Condensed Financial Statements
(Unaudited)

      INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio, Inc. (the “Company” or “AspenBio”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2005, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2005 are not necessarily an indication of operating results for the full year.

Note 1 — Global Development and Distribution Agreement

        In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s new, patent-pending diagnostic blood test (the “Test”). The Test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. The trial results continue to be analyzed and modifications to the Test are ongoing. AspenBio believes improvements to the Test need to be achieved. Accordingly, the Test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also was delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the results or the Test. The Company is in regular communication with Merial, continues to work on development of the Test, including the utilization of outside consultants, and believes that progress is being made on the Test, but cannot currently estimate a revised launch date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by Merial must be refunded on a pro-rata basis.

Note 2 — Inventories

As of March 31, 2005, total inventories consisted of:

Finished goods	$117,281
Goods in process	149
Raw materials	89,627

Total inventories	$207,057

Note 3 — Property and Equipment

Property and equipment at March 31, 2005, consisted of the following:

Land and land improvements	$1,107,508
Building	2,589,231
Equipment	511,286

4,208,025
Less accumulated depreciation
and amortization	707,128

Property and equipment, net	$3,500,897

Note 4 — Debt Agreements

The Company has a $150,000 revolving line of credit agreement that matured April 30, 2005, with a bank, bearing interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by the former president of the Company. At March 31, 2005 no balance was outstanding on the line of credit. The Company is currently in discussions with the bank concerning the renewal of the line of credit.

The Company has a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700.

During June 2003, the Company’s largest stockholder agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are being made, with the then remaining balance due at that time.

Note 5 — Stockholders’ Equity and Associated Agreements

During the first quarter of 2005 the Company entered into a project consulting agreement whereby 10,200 shares of restricted common stock were issued to the consultant for services. The shares were valued at $.75 per share, the fair market value at the date of the agreement.

During the three months ended March 31, 2005, a total of 1,030,000 options were granted to officers, directors and employees under the 2002 Stock Incentive Plan at exercise prices ranging from $.60 to $.85 per share.

Included with options granted under the Company’s 2002 Stock Incentive Plan are 475,000 options granted in August, November and December 2004, to members of the Company’s advisory board. An additional 50,000 options were granted to a new advisory board member in February 2005, exercisable at $.70 per share. Operating expenses for the three months ended March 31, 2005 include $27,350, representing the estimated value of those options.

Subsequent to March 31, 2005, the Company has closed on $3.3 million under an offering of equity securities. For each $1,000,000 invested, the purchaser received 1,142,857 common shares and 1,142,857 warrants to purchase the same number of shares exercisable for five years at $1.35 per share. A total of 3,797,306 shares and 3,797,306 warrants were issued in the offering. The offering was made to accredited investors only, including a significant investor in the Registrant’s 2004 funding. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes.

Note 6 — Customer Concentration

At March 31, 2005, one customer accounted for 45% and a second customer accounted for 12%, of total accounts receivable. For the three-month period ended March 31, 2005 three customers accounted for 37%, 22% and 17% of net sales. For the three-month period ended March 31, 2004 one customer accounted for 48% of net sales.

Note 7 — Consulting Agreement

During January 2004 the Company entered into an agreement with a consulting organization to provide investor relations services to the Company for a term of twelve months. The consulting organization was being compensated at the rate of $6,000 per month, until certain specified conditions were met and then it increased to $8,000 per month. The consultant was also granted options, expiring in January 2009, to acquire 800,000 shares of common stock of the Company at a price of $1.07 per share. The Company has determined the value of the 800,000 options to be $445,000 and recorded this amount as a deferred consulting cost, included with other intangible assets, with a corresponding increase to equity. The deferred consulting cost was amortized on a straight-line basis over the one-year life of the agreement.

During the course of the agreement, the Company believed that is was not receiving benefit from the contractor and notified the contractor that it was discontinuing payments under the agreement. On November 29, 2004, the contractor filed a complaint in New York against the Company. The complaint seeks compensation for amounts allegedly owed under the agreement. The Company filed an answer and counter claims against the consultant on January 25, 2005. Management believes the contractor’s claims are without merit and that the contractor failed to perform as promised under the agreement. The contractor is seeking approximately $47,000 in damages. The Company has counter claimed for approximately $91,000 in damages plus cancellation of 800,000 options issued to the contractor that are exercisable to purchase the Company’s common stock. Subsequent to March 31, 2005, no actions have been taken regarding this litigation other than responding to requests for the production of documents and the tentative scheduling of depositions in the matter.

Note 8 — Stock Based Compensation and Earnings Per Share

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, a dividend yield of 0%; risk-free interest rates of 4.2% and 4.3%; an expected life ranging from 5-10 years; and an expected volatility of 116% and 110%, respectively. The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

	2005	2004
Net loss, as reported	$(429,000)	$(488,000)
Deduct: Total stock-based employee compen-
sation expense determined under fair value
based method for awards granted, modified
or settled, net of related tax effects	(250,000)	(53,000)

Pro forma net loss	$(679,000)	$(541,000)

Loss per share:
Basic and diluted - as reported	$(0.04)	$(0.05)

Basic and diluted - pro forma	$(0.06)	$(0.05)

ITEM 2.

ASPENBIO, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

      Results of Operations

Comparative Results for the Three-Month Periods Ended March 31, 2005 and 2004

Sales for the three months ended March 31, 2005 totaled $150,000, which is a $17,000 or 13% increase from the 2004 period. The change in sales is primarily attributable to the timing of existing customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs.

Cost of sales for the three months ended March 31, 2005 totaled $104,000; a $16,000 or 19% increase as compared to the 2004 period. The change in cost of sales resulted from increased overhead expenses we are incurring as a result of additional personnel being added and higher expense overall from inflation.

Selling, general and administrative expenses in the three months ended March 31, 2005, totaled $281,000, which is a $21,000 or 7% decrease as compared to the 2004 period. The decrease relates primarily to the amortization expense of the consulting contract we signed in January 2004, which was fully amortized by mid January 2005 and therefore the corresponding expense was lower.

Research and development expenses in the 2005 period totaled $131,000, which is a $18,000 or 12% decrease as compared to the 2004 period. The change is due to a number of factors affecting the timing of development costs being incurred combined with the fact that during 2004 the minimum annual levels of license agreement fees were still being paid, that are not being incurred in 2005.

Interest expense for the three months ended March 31, 2005, decreased to $63,000 or $20,000 less as compared to the 2004 period. The decrease was primarily due to lower debt levels in the 2005 period following the equity offerings that were closed in 2004, providing additional working capital.

      Liquidity and Capital Resources

The Company reported a net loss of $429,000 during the three months ended March 31, 2005. At March 31, 2005, the Company had working capital of $172,000. Management believes that in order to continue with the technology development activities and support the current level of operations, the Company will need to continue to pursue its capital raising activities. Management’s plans also include continuing to fulfill the requirements under the global development and distribution agreement signed in March 2003 with Merial, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. The Company is also focused on generating increased product sales, and raising additional capital.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2005, are anticipated to total approximately $30-50,000.

AspenBio anticipates that spending for research and development for the balance of the fiscal year ending December 31, 2005, will continue at an accelerated pace to those for the three months ended March 31, 2005. The primary expenditures will be to continue to fund development costs in support of the current pipeline products as well to file patents and revise and update previous filings on the Company’s technologies. The principal products consist of the bovine pregnancy tests and equine and bovine pregnancy enhancement drugs in the development and testing process. The Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company’s business strategy and would be appropriate from a capital standpoint.

The Company has a $150,000 line of credit agreement with a bank, which matured April 30, 2005. The facility bears interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit is collateralized by the assets of the Company and guaranteed by a stockholder of the Company. As of March 31, 2005, there was zero outstanding on the line. As of the date of this report the Company is in discussion with the bank concerning the renewal of the line of credit, under what the Company believes should be similar terms to the previous facility.

The Company has a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700.

The Company has a 6% note payable to a stockholder under a note totaling $753,258, at March 31, 2005. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance due as of March 2008.

Subsequent to March 31, 2005, the Company has closed on a total of $3.3 million under an offering of equity securities. For each $1,000,000 invested, the purchaser received 1,142,857 common shares and 1,142,857 warrants to purchase the same number of shares exercisable for five years at $1.35 per share. A total of 3,797,306 shares and 3,797,306 warrants were issued in the offering. The offering was made to accredited investors only, including a significant investor in the Registrant’s 2004 funding. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes.

      Operating Activities

Net cash consumed by operating activities was $222,000 during the three months ended March 31, 2005. Cash was consumed by the loss of $429,000, less non-cash expenses of $109,000 for depreciation and amortization stock and options issued for services, including $18,000 associated with the completion of the amortization of the consulting agreement signed in January 2004. A decrease in accounts receivable of approximately $109,000 from lower sales levels in the first quarter of 2005 as compared to the last quarter of 2004 provided cash. This was partially offset by a net decrease in accounts payable and accrued liabilities of $7,000 during the period that consumed cash.

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

      Investing Activities

Net cash outflows from investing activities consumed $13,000 during the 2005 period. The outflow was attributable to purchases of property and equipment and payments for intangibles.

Net cash outflows from investing activities consumed $40,000 during the three months ended March 31, 2004. The outflow was primarily attributable to $17,000 for purchases of property and equipment and the balance for other assets.

      Financing Activities

Net cash outflows from financing activities consumed $38,000 during the 2005 period for repayments under its debt agreements.

Net cash inflows from financing activities generated $280,000 during the three months ended March 31, 2004. The Company received net proceeds of $342,000 from the sale of common stock during the period and repaid $63,000 under its debt agreements.

      Recent Accounting Pronouncements

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Form 10-KSB for the year ended December 31, 2004 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures

      (a)      Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the Evaluation Date”) within 90 days prior to the filing of this report. Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against the Company. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations services between SGI and the Company. The Company filed an answer and counter claims against SGI on January 25, 2005. Management believes SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between the Company and SGI. SGI is seeking approximately $47,000 in damages. The Company has filed counter claims seeking approximately $91,000 in damages plus cancellation of 800,000 options issued to SGI that are exercisable to purchase the Company’s common stock. Subsequent to March 31, 2005, no actions have been taken regarding this litigation other than responding to requests for the production of documents and the tentative scheduling of depositions in the matter.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, other than as previously reported in the Company’s reports on Form 8-K or except as described below, the Company had no sales of unregistered equity securities under the Securities Act of 1933 (the “Act”):

(a)	During the period, the Company issued the following stock options under its 2002 Stock Incentive Plan, vesting as described below and expiring ten years from the date of grant:

1.	January 24, 2005 500,000 options were granted to the Company's CEO, exercisable at $.60 per share and exercisable upon grant.
2.	On February 22, 2005 50,000 options were granted to a newly appointed advisory board member, exercisable at $.70 per share and vesting annually over three years.
3.	On February 22, 2005 80,000 options were granted collectively to three employees, exercisable at $.70 per share and vesting annually over three years.
4.	On March 24, 2005 400,000 options were granted collectively to four employees and directors, exercisable at $.80 per share and exercisable upon grant.
5.	On March 30, 2005 50,000 options were granted to a director exercisable at $.85 per share and exercisable upon grant.

All of the foregoing option grants were made pursuant to the exemption under section 4(2) of the Act, and no commission or other remuneration was paid on the respective transactions.

On March 22, 2005 we issued 10,200 common shares valued at $.75 per share to a contractor for services rendered. This share issuance was made pursuant to the exemption under section 4(2) of the Act, and no commission or other remuneration was paid on the transaction.

From May 5, 2005 through May 11, 2005, the Company had closings of $3,322,892 under a Private Placement of unregistered securities. For each $1,000,000 invested, the purchaser received 1,142,857 common shares and 1,142,857 warrants to purchase the same number of shares exercisable for five years at $1.35 per share. A total of 3,797,591 shares and 3,797,591 warrants were issued in the offering. The offering was made to accredited investors only, including a significant investor in the Registrant’s 2004 funding. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under. A commission of not more than 5.5% may be paid on the offering, although the amount of the commission is still being negotiated.

Item 6.   Exhibits

    (a)        Exhibits 31.1, 31.2 and 32 are furnished.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2005	AspenBio, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer