Form 10QSB
period 2005-06-30
ASPENBIO INC
filed 2005-08-12
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

The number of shares of no par value common stock outstanding as of August 8, 2005, was 15,789,513.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO, INC.

Index

Item 1. Item 2. Item 3. Item 1. Item 2. Item 6.	PART 1 — Financial Information

Condensed Unaudited Financial Statements

 Balance Sheet as of June 30, 2005

 Statements of Operations For the Three and Six
         Month Periods Ended June 30, 2005 and 2004

 Statements of Cash Flows For the Six
         Months Ended June 30, 2005 and 2004

 Notes to Condensed Unaudited Financial Statements

 Management's Discussion and Analysis

 Controls and Procedures

                   PART II - Other Information

 Legal Proceedings

 Unregistered Sales of Equity and Use of Proceeds

 Exhibits

Signatures	Page 3 4 5 6 9 12 13 13 13 14

PART I — FINANCIAL INFORMATION

AspenBio, Inc.
Balance Sheet
June 30, 2005

(Unaudited)

ASSETS
Current assets:
Cash	$3,203,499
Accounts receivable, net	66,450
Inventories (Note 2)	155,717

Total current assets	3,425,666

Property and equipment, net (Notes 3 and 4)	3,480,199

Other assets:
Goodwill	387,239
Other intangibles	520,247

Total other assets	907,486

Total assets	$7,813,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$149,336
Accrued expenses	60,801
Current portion of notes payable:
Mortgage note (Note 4)	77,200
Related party (Note 4)	75,156

Total current liabilities	362,493

Mortgage note payable, less current portion (Note 4)	3,072,637
Note payable, related party (Note 4)	669,641
Deferred revenue (Note 1)	200,000

Total liabilities	4,304,771

Commitments and contingencies (Note 7)
Stockholders' equity (Note 5):
Common stock, no par value, 30,000,000 shares authorized;
15,720,940 shares issued and outstanding	9,288,933
Accumulated deficit	(5,780,353)

Total stockholders' equity	3,508,580

Total liabilities and stockholders' equity	$7,813,351

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio, Inc.
Statements of Operations
Periods Ended June 30, (Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Sales	$307,316	$203,533	$457,555	$336,919
Cost of sales	186,932	88,355	290,442	175,501

Gross profit	120,384	115,178	167,113	161,418
Operating Expenses:
selling, general and
administrative	285,599	409,433	566,639	711,359
Research and development	169,204	123,820	300,555	272,840

Total operating expenses	454,803	533,253	867,194	984,199

Operating loss	(334,419)	(418,075)	(700,081)	(822,781)
Interest expense, net	56,551	99,311	119,904	182,825

Net loss	$(390,970)	$(517,386)	$(819,985)	$(1,005,616)

Basic and diluted loss per
share	$(.03)	$(.05)	$(.06)	$(.10)

Basic and diluted weighted
average shares outstanding	14,092,017	10,645,359	12,909,659	10,490,128

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio, Inc.
Statements of Cash Flows
Six Months Ended June 30, (Unaudited)

	2005	2004
Cash flows from operating activities
Net loss	$(819,985)	$(1,005,606)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	135,285	323,227
Stock and options issued for services	66,936	—
(Increase) decrease in:
Accounts receivable	130,006	(46,696)
Inventories	46,686	4,399
Prepaid expenses and other current assets	—	18,718
Increase (decrease) in:
Accounts payable	8,805	277,172
Accrued liabilities	(81,096)	111,193

Net cash used by operating activities	(513,363)	(317,593)

Cash flows from investing activities
Purchases of property and equipment	(40,672)	(27,754)
Patent and trademark application costs	(47,890)	(83,418)
Purchase of other assets	—	(20,000)

Net cash used by investing activities	(88,562)	(131,172)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	51,360
Repayment of notes payable	(74,983)	(80,739)
Proceeds from issuance of common stock	3,302,302	342,375

Net cash provided by financing activities	3,227,319	312,996

Net increase (decrease) in cash	2,625,394	(135,769)

Cash at beginning of period	578,105	148,132

Cash at end of period	$3,203,499	$12,363

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$129,100	$147,100
Schedule of non-cash investing and financing transactions:
Stock options issued for consulting services	$—	$445,000
Common stock issued for patent rights	$—	$130,000

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio, Inc.
Notes to Condensed Financial Statements
(Unaudited)

            INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio, Inc. (the “Company” or “AspenBio”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2005, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2005 are not necessarily an indication of operating results for the full year.

Note 1 — Global Development and Distribution Agreement

        In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s new, patent-pending diagnostic blood test (the “Test”). The Test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. Trial results continue to be updated and analyzed and modifications to the Test are ongoing. AspenBio believes improvements to the Test need to be achieved. Accordingly, the Test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also was delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the results or the Test. The Company is in regular communication with Merial, continues to work on development of the Test, including the utilization of outside consultants, and believes that progress is being made on the Test, but cannot currently estimate a revised launch date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by Merial must be refunded on a pro-rata basis.

Note 2 — Inventories

As of June 30, 2005, total inventories consisted of:

Finished goods	$83,185
Goods in process	149
Raw materials	72,383

Total inventories	$155,717

Note 3 — Property and Equipment

Property and equipment at June 30, 2005, consisted of the following:

Land and land improvements	$1,107,508
Building	2,589,231
Equipment	549,946

4,246,685
Less accumulated depreciation
and amortization	766,486

Property and equipment, net	$3,480,199

Note 4 — Debt Agreements

The Company had a $150,000 revolving line of credit with a bank that matured April 30, 2005, bearing interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit was collateralized by the assets of the Company and guaranteed by the former president of the Company. At maturity no balance was outstanding on the line of credit. The Company and the bank mutually agreed not to renew the line of credit.

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

During June 2003, the Company’s largest stockholder agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are to be made, with the then remaining balance due June 2008.

Note 5 — Stockholders’ Equity and Associated Agreements

During March 2005 the Company entered into a project consulting agreement whereby 10,200 shares of restricted common stock were issued to the consultant for services. The shares were valued at $.75 per share, the fair market value at the date of the agreement.

During the six months ended June 30, 2005, a total of 1,155,000 options were granted to officers, directors and employees under the 2002 Stock Incentive Plan at exercise prices ranging from $.60 to $.93 per share.

Included with options granted under the Company’s 2002 Stock Incentive Plan are 475,000 options granted in August, November and December 2004, to members of the Company’s advisory board. An additional 125,000 options were granted to new advisory board members in 2005, exercisable at prices ranging from $.70 to $.93 per share. Operating expenses for the six months ended June 30, 2005 include $59,286, representing the estimated value of those options calculated based upon the Black-Scholes method.

As of June 30, 2005, the Company had closed on $3,497,892, under an offering of equity securities. For each $1,000,000 invested, the purchaser received 1,142,857 common shares and 1,142,857 warrants to purchase the same number of shares exercisable for five years at $1.35 per share. A total of 3,997,597 shares and 3,997,597 warrants were issued. Subsequent to June 30, 2005, the Company closed on an additional $60,000 under the same offering and the offering was thereupon terminated. A total of 68,573 shares and 68,573 warrants were issued in the offering subsequent to June 30, 2005. The offering was made to accredited investors only, including a significant investor in the Registrant’s 2004 funding. A total of $157,384 in fees was paid to a placement agent for the total offering. The placement agent was also awarded 399,760 warrants (5% each of the shares and warrants sold in the offering). The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes.

Note 6 — Customer Concentration

At June 30, 2005, one customer accounted for 52%, of total accounts receivable. For the six-month period ended June 30, 2005 one customer accounted for 61% of sales. For the six-month period ended June 30, 2004 two customers accounted for 45% and 21% of sales.

Note 7 — Consulting Agreement

During January 2004 the Company entered into an agreement with a consulting organization to provide investor relations services to the Company for a term of twelve months. The consulting organization was being compensated at the rate of $6,000 per month, until certain specified conditions were met and then it increased to $8,000 per month. The consultant was also granted options, expiring in January 2009, to acquire 800,000 shares of common stock of the Company at a price of $1.07 per share. The Company determined the value of the 800,000 options to be $445,000 and recorded this amount as a deferred consulting cost, included with other intangible assets, with a corresponding increase to equity. The deferred consulting cost was amortized on a straight-line basis over the one-year life of the agreement that expired January 2005.

During the course of the agreement, the Company believed that is was not receiving benefit from the contractor and notified the contractor that it was discontinuing payments under the agreement. On November 29, 2004, the contractor filed a complaint in New York against the Company. The complaint seeks compensation for amounts allegedly owed under the agreement. The Company filed an answer and counter claims against the consultant on January 25, 2005. Management believes the contractor’s claims are without merit and that the contractor failed to perform as promised under the agreement. The contractor is seeking approximately $47,000 in damages. The Company has counter claimed for approximately $91,000 in damages plus cancellation of 800,000 options issued to the contractor that are exercisable to purchase the Company’s common stock. Subsequent to June 30, 2005, no actions have been taken regarding this litigation other than responding to requests for the production of documents and the tentative scheduling of depositions in the matter.

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, a dividend yield of 0%; risk-free interest rates of 4.2% and 4.3%; an expected life ranging from 5-10 years; and an expected volatility of 116% and 110%, respectively. The following table illustrates the effect on net loss and loss per share for the three and six month periods ended June 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net (loss) as reported	$(391,000)	$(517,000)	$(820,000)	$(1,006,000)
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for awards granted,
modified or settled, net of
related tax effects	(242,000)	(142,000)	(492,000)	(195,000)

Pro forma net (loss)	$(633,000)	$(659,000)	$(1,312,000)	$(1,201,000)

Loss per share:
Basic and diluted - as reported	$(.03)	$(.05)	$(.06)	$(.10)
Basic and diluted - pro forma	$(.04)	$(.06)	$(.10)	$(.11)

ITEM 2.

ASPENBIO, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

            Results of Operations

Comparative Results for the Six-Month Periods Ended June 30, 2005 and 2004

Sales for the six months ended June 30, 2005 totaled $458,000, which is a $121,000 or 36% increase from the 2004 period. The change in sales is primarily attributable to the timing of existing customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs.

Cost of sales for the six months ended June 30, 2005 totaled $290,000; a $115,000 or 65% increase as compared to the 2004 period. The change in cost of sales resulted primarily from higher sales levels combined with increased overhead expenses we are incurring as a result of additional personnel being added and higher expenses overall from increases in raw material costs.

Selling, general and administrative expenses in the six months ended June 30, 2005, totaled $567,000, which is a $145,000 or 20% decrease as compared to the 2004 period. The decrease relates primarily to the amortization of the consulting contract we signed in January 2004, which was fully amortized by mid January 2005 and therefore the corresponding 2005 expense was lower.

Research and development expenses in the 2005 period totaled $301,000, which is a $28,000 or 10% increase as compared to the 2004 period. The change is due to a number of factors affecting the timing of development costs being incurred combined with the fact that during 2004 higher minimum annual levels of license agreement fees were being paid, that are not being incurred in 2005. In 2005 additional direct costs for product development, primarily eLH and the bovine pregnancy test, are being incurred for outsourced contract development services.

Interest expense for the six months ended June 30, 2005, decreased to $120,000 or $63,000 less as compared to the 2004 period. The decrease was primarily due to lower debt levels in the 2005 period following the equity offerings that were closed in 2004 and 2005, providing additional working capital.

Comparative Results for the Three-Month Periods Ended March 31, 2005 and 2004

Sales for the three months ended June 30, 2005 totaled $307,000, which is a $104,000 or 51% increase from the 2004 period. The change in sales is primarily attributable to the timing of existing customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs.

Cost of sales for the three months ended June 30, 2005 totaled $187,000; a $99,000 or 112% increase as compared to the 2004 period. The change in cost of sales resulted primarily from higher sales levels combined with increased overhead expenses we are incurring as a result of additional personnel being added and higher expense overall from increases in raw material costs.

Selling, general and administrative expenses in the three months ended June 30, 2005, totaled $286,000, which is a $124,000 or 30% decrease as compared to the 2004 period. The decrease relates primarily to the amortization expense of the consulting contract we signed in January 2004, which was fully amortized by mid January 2005 and therefore the corresponding 2005 expense was lower. Professional fees have also reduced due to less contract and associated work in 2005.

Research and development expenses in the 2005 period totaled $169,000, which is a $45,000 or 37% increase as compared to the 2004 period. The change is due to a number of factors affecting the timing of development costs being incurred combined with the fact that during 2004 higher minimum annual levels of license agreement fees were being paid, that are not being incurred in 2005. In 2005 additional direct costs for product development, primarily eLH and the bovine pregnancy test, are being incurred for outsourced contract development services.

Interest expense for the three months ended June 30, 2005, decreased to $57,000 or $43,000 less as compared to the 2004 period. The decrease was primarily due to lower debt levels in the 2005 period following the equity offerings that were closed in 2004 and 2005, providing additional working capital.

            Liquidity and Capital Resources

The Company reported a net loss of $820,000 during the six months ended June 30, 2005. At June 30, 2005, the Company had working capital of $3,063,000. Management believes that its current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Management plans to also continue to fulfill the requirements under the global development and distribution agreement signed in March 2003 with Merial, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. The Company is also focused on generating increased product sales from its base antigen business as well as sales from products currently in late stage development.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2005, are anticipated to total approximately $10,000-30,000.

AspenBio anticipates that spending for research and development for the balance of the fiscal year ending December 31, 2005, will continue at an accelerated pace to those for the six months ended June 30, 2005. The primary expenditures will be to continue to fund development costs in support of the current pipeline products as well to file patents and revise and update previous filings on the Company’s technologies. The principal products consist of the bovine pregnancy test and equine and bovine pregnancy enhancement drugs in the development and testing process. The Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company’s business strategy and would be appropriate from a capital standpoint.

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

The Company has a 6% note payable to a stockholder under a note totaling $744,797, at June 30, 2005. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance due as of June 2008.

As of June 30, 2005, the Company had closed on $3,497,892, under an offering of equity securities. For each $1,000,000 invested, the purchaser received 1,142,857 common shares and 1,142,857 warrants to purchase the same number of shares exercisable for five years at $1.35 per share. A total of 3,997,597 shares and 3,997,597 warrants were issued. Subsequent to June 30, 2005, the Company closed on an additional $60,000 under the same offering and the offering was thereupon terminated. A total of 68,573 shares and 68,573 warrants were issued in the offering subsequent to June 30, 2005. The offering was made to accredited investors only, including a significant investor in the Registrant’s 2004 funding. A total of $157,384 in fees was paid to a placement agent for the total offering. The placement agent was also awarded 399,760 warrants (5% each of the shares and warrants sold in the offering). The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes.

            Operating Activities

Net cash consumed by operating activities was $513,000 during the six months ended June 30, 2005. Cash was consumed by the loss of $820,000, less non-cash expenses of $202,000 for depreciation and amortization and stock and options issued for services, including $18,000 associated with the completion of the amortization of the consulting agreement signed in January 2004. A decrease in accounts receivable of approximately $130,000 from lower sales levels in June 2005 as compared to December 2004 provided cash. This was partially offset by a net decrease in accounts payable and accrued liabilities of $72,000 during the period that consumed cash.

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

            Investing Activities

Net cash outflows from investing activities consumed $89,000 during the 2005 period. The outflow was attributable to purchases of property and equipment of $41,000 and payments of $48,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $131,000 during the six months ended June 30, 2004. The outflow was attributable to $28,000 for purchases of property and equipment, $83,000 for patents and trademark application costs and the balance for other assets.

            Financing Activities

Net cash inflows from financing activities generated $3,227,000 during the 2005 period relating to net proceeds from the sale of common stock and warrants under a private placement offering, totaled $3,302,000 net of $75,000 for repayments under its debt agreements.

Net cash inflows from financing activities generated $313,000 during the six months ended June 30, 2004. The Company received net proceeds of $342,000 from the sale of common stock during the period. During the period, the Company received $51,000 from the proceeds of debt and repaid $81,000 under its debt agreements.

        Recently issued accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

In December 2003, the FASB issued SFAS Interpretation 46R (“FIN 46R”), a revision to SFAS Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The Company does not have any variable interest entities, and therefore the adoption of FIN 46 and FIN 46R did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The Company has adopted the applicable provisions of SFAS No. 150. Management believes if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company’s operations or financial condition.

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

Item 3.  Controls and Procedures

            (a)      Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against the Company. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations services between SGI and the Company. The Company filed an answer and counter claims against SGI on January 25, 2005. Management believes SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between the Company and SGI. SGI is seeking approximately $47,000 in damages. The Company has filed counter claims seeking approximately $91,000 in damages plus cancellation of 800,000 options issued to SGI that are exercisable to purchase the Company’s common stock. Subsequent to June 30, 2005, no actions have been taken regarding this litigation other than responding to requests for the production of documents and the tentative scheduling of depositions in the matter.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, other than as previously reported in the Company’s reports on Form 8-K or except as described below, the Company had no sales of unregistered equity securities under the Securities Act of 1933 (the “Act”):

(a)	During the period, the Company issued the following stock options under its 2002 Stock Incentive Plan, vesting as described below and expiring ten years from the date of grant:

1.	On May 5, 2005 25,000 options were granted to an advisory board member, exercisable at $.93 per share and vesting annually over three years.

2.	On June 17, 2005 50,000 options were granted to a newly appointed advisory board member, exercisable at $.70 per share and vesting annually over three years.

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

From May 20, 2005 through July 8, 2005, the Company had closings of $235,000 under a Private Placement of unregistered securities. For each $1,000,000, or portion thereof invested, the purchaser received 1,142,857 common shares and 1,142,857 warrants to purchase the same number of shares exercisable for five years at $1.35 per share. A total of 268,579 shares and 268,579 warrants were issued in the offering. With the July 8, 2005 closing, the Offering was terminated. The offering was made to accredited investors only. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes. The offering was conducted in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under. A commission of $9,625 was paid to Westminster Securities Corp., on the offering.

Item 6.   Exhibits

       (a)        Exhibits

EXHIBIT           DESCRIPTION

10.1	Form of Common Stock and Warrant Purchase Agreement Dated May 12, 2005. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2005	AspenBio, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer