Form 10QSB
period 2005-09-30
AspenBio Pharma, Inc.
filed 2005-11-10
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-50019

ASPENBIO PHARMA, INC. (f/k/a ASPENBIO, INC.)
(Exact name of registrant as specified in its charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 South Perry Street, Castle Rock, Colorado 80104
(Address of principal executive offices) (Zip Code)

(303) 794-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The number of shares of no par value common stock outstanding as of November 7, 2005, was 15,789,513.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO PHARMA, INC.

Page

PART 1-- Financial Information

Item 1. Condensed Unaudited Finanical Statements

Balance Sheet as of September 30, 2005	3

Statements of Operations For the Three and Nine
Month Periods Ended September 30, 2005
and 2004	4

Statements of Cash Flows For the Nine
Months Ended September 30, 2005 and 2004	5

Notes to Condensed Unaudited Financial Statements	6

Item 2. Management's Discussion and Analysis	10

Item 3. Controls and Procedures	14

PART II - Other Information

Item 1. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits	15

Signatures	16

PART I-- FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheet
September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash	$2,745,649
Accounts receivable, net	44,301
Inventories (Note 2)	164,834
Prepaid expenses	26,158

Total current assets	2,980,942

Property and equipment, net (Notes 3 and 4)	3,430,317

Other assets:
Goodwill	387,239
Other intangibles	563,925

Total other assets	951,164

Total assets	$7,362,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145,403
Accrued expenses	165,485
Current portion of notes payable:
Mortgage note (Note 4)	77,200
Related party (Note 4)	75,156

Total current liabilities	463,244

Mortgage note payable, less current portion (Note 4)	3,053,457
Note payable, related party (Note 4)	650,377
Deferred revenue (Note 1)	200,000

Total liabilities	4,367,078

Commitments and contingencies (Notes 7 and 9)
Stockholders' equity (Note 5):
Common stock, no par value, 60,000,000 shares authorized;
15,789,513 shares issued and outstanding	9,378,460
Accumulated deficit	(6,383,115)

Total stockholders' equity	2,995,345

Total liabilities and stockholders' equity	$7,362,423

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended September 30, (Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Sales	$78,368	$163,294	$535,923	$500,213
Cost of sales	100,634	86,967	391,076	262,468

Gross profit (loss)	(22,266)	76,327	144,847	237,745
Operating Expenses:
Selling, general and
administrative	325,365	378,614	892,004	1,089,973
Research and development	203,113	132,774	503,668	405,614

Total operating expenses	528,478	511,388	1,395,672	1,495,587

Operating loss	(550,744)	(435,061)	(1,250,825)	(1,257,842)
Interest expense, net	52,018	75,845	171,922	258,670

Net loss	$(602,762)	$(510,906)	$(1,422,747)	$(1,516,512)

Basic and diluted loss per Share	$(.04)	$(.05)	$(.10)	$(.14)

Basic and diluted weighted
average shares outstanding	15,783,550	11,040,624	13,941,378	10,674,966

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Nine Months Ended September 30, (Unaudited)

	2005	2004
Cash flows from operating activities
Net loss	$(1,422,747)	$(1,516,512)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	188,976	498,094
Stock and options issued for services	96,464	18,000
(Increase) decrease in:
Accounts receivable	152,155	(31,911)
Inventories	37,569	20,969
Prepaid expenses and other current assets	(26,158)	13,068
Increase (decrease) in:
Accounts payable and accruals	28,460	(83,434)

Net cash used by operating activities	(945,281)	(1,081,726)

Cash flows from investing activities
Purchases of property and equipment	(43,054)	(27,754)
Purchases of intangible and other assets	(92,995)	(90,195)

Net cash used by investing activities	(136,049)	(117,949)

Cash flows from financing activities
Repayment of notes payable	(113,427)	(534,261)
Proceeds from issuance of common stock	3,362,301	2,564,438

Net cash provided by financing activities	3,248,874	2,030,177

Net increase (decrease) in cash	2,167,544	830,502

Cash at beginning of period	578,105	148,132

Cash at end of period	$2,745,649	$978,634

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$191,882	$279,100
Schedule of non-cash investing and financing transactions:
Stock options issued for consulting services	$—	$445,000
Common stock issued for patent rights	$—	$130,000

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

        INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2005, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2005 are not necessarily an indication of operating results for the full year.

Note 1 — Global Development and Distribution Agreement

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s new, patent-pending diagnostic blood test (the “Test”). The Test is designed to be used approximately 18 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During 2003, AspenBio determined that the results of its large-scale field trial were not proceeding as anticipated. Trial results continue to be updated and analyzed and modifications to the Test are ongoing. AspenBio believes improvements to the Test need to be achieved. Accordingly, the Test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also was delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the results or the Test. The Company is in regular communication with Merial, continues to work on development of the Test, including the utilization of outside consultants, and believes that progress is being made on the Test, but cannot currently estimate a revised launch date. Due to delays in producing a test, the Company expects the contract to be renegotiated when and if the product is successfully completed.

Note 2 — Inventories

As of September 30, 2005, total inventories consisted of:
Finished goods	$73,268
Goods in process	149
Raw materials	91,417

Total inventories	$164,834

Note 3 — Property and Equipment

Property and equipment at September 30, 2005, consisted of the following:
Land and land improvements	$1,107,508
Building	2,589,231
Equipment	552,328

4,249,067
Less accumulated depreciation
and amortization	818,750

Property and equipment, net	$3,430,317

Note 4 — Debt Agreements

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

During June 2003, the Company’s then largest stockholder agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are to be made, with the then remaining balance due June 2008.

Note 5 — Stockholders’ Equity and Associated Agreements

During March 2005 the Company entered into a project consulting agreement whereby 10,200 shares of restricted common stock were issued to the consultant for services. The shares were valued at $.75 per share, the fair market value at the date of the agreement.

During the nine months ended September 30, 2005, a total of 1,155,000 options were granted to officers, directors, advisors and employees under the 2002 Stock Incentive Plan at exercise prices ranging from $.60 to $.93 per share.

Included with options granted under the Company’s 2002 Stock Incentive Plan are 475,000 options granted in August, November and December 2004, to members of the Company’s advisory board. An additional 125,000 options were granted to new advisory board members in 2005, exercisable at prices ranging from $.70 to $.93 per share. Operating expenses for the nine months ended September 30, 2005 include $88,000 representing the estimated value of those options calculated based upon the Black-Scholes method.

As of September 30, 2005, the Company had closed on $3,557,892, under an offering of equity securities. For each $1,000,000 invested, the purchaser received 1,142,857 common shares and warrants to purchase the same number of shares exercisable for five years at $1.35 per share. A total of 4,066,170 shares and 4,066,170 warrants were issued. After September 30, 2005 the Company issued an additional 94,881 shares of its common stock to investors as penalty shares for the Company’s delay in meeting certain of its registration requirements. The offering was made to accredited investors only, including a significant investor in the Registrant’s 2004 funding. A total of $157,384 in fees was paid to a placement agent for the total offering. The placement agent was also awarded 399,760 warrants (5% each of the shares and warrants sold in the offering) with similar rights to the investor warrants. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes.

Note 6 — Customer Concentration

At September 30, 2005, one customer accounted for 35%, of total accounts receivable. For the nine-month period ended September 30, 2005 one customer accounted for 56% of sales.

For the nine months ended September 30, 2004, the Company had two customers, which represented more than 10% of the Company’s revenues. One customer accounted for approximately 48% of the Company’s sales and the second customer accounted for approximately 14%.

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

During the course of the agreement, the Company believed that is was not receiving benefit from the contractor and notified the contractor that it was discontinuing payments under the agreement. On November 29, 2004, the contractor filed a complaint in New York against the Company. The complaint seeks compensation for amounts allegedly owed under the agreement. The Company filed an answer and counter claims against the consultant on January 25, 2005. Management believes the contractor’s claims are without merit and that the contractor failed to perform as promised under the agreement. The contractor is seeking approximately $47,000 in damages. The Company has counter claimed for approximately $91,000 in damages plus cancellation of 800,000 options issued to the contractor that are exercisable to purchase the Company’s common stock. Subsequent to September 30, 2005, no actions have been taken regarding this litigation other than responding to requests for the production of documents and initial depositions in the matter.

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, a dividend yield of 0%; risk-free interest rates of 4.2% and 4.3%; an expected life ranging from 5-10 years; and an expected volatility of 116% and 110%, respectively. The following table illustrates the effect on net loss and loss per share for the three and nine month periods ended September 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to its stock-based employee plans.

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net (loss) as reported	$(603,000)	$(511,000)	$(1,423,000)	$(1,516,000)
Deduct: Total stock-based
employee compensation expense
determined under fair value
net of related tax effects	(251,000)	(292,000)	(743,000)	(487,000)

Pro forma net (loss)	$(854,000)	$(803,000)	$(2,166,000)	$(2,003,000)

Loss per share:
Basic and diluted - as reported	$(.04)	$(.05)	$(.10)	$(.14)
Basic and diluted - pro forma	$(.05)	$(.07)	$(.16)	$(.19)

Note 9 — Termination of Hurst Employment Agreement

In September 2005 the Company terminated the employment of Roger Hurst (“Hurst”) as well as the employment of two other employees in the antigen division. Hurst holds 12.7% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst are based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, which also seeks temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and has therefore breached an employment agreement with Hurst. The Company believes Hurst’s position with respect to these Counterclaims is unfounded and without merit. The Company intends to vigorously prosecute its claims and defend against Hurst’s counterclaims. While we believe his allegations are unfounded and intend to continue with our claims against him, litigation is unpredictable. An adverse ruling against us could result in us being required to accelerate payments under the outstanding note due him.

Note 10 — Subsequent Events

On October 3, 2005, the Company entered into an agreement with Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) for the development \ manufacture of initial batches of our equine LH product for the FDA approval process. Cardinal Health will produce equine LH in accordance with GMP (good manufacturing practices) standards, thereby allowing the Company to conduct studies on the equine LH product to attempt to secure FDA approval for the product. Upon our satisfactory review of Cardinal Health’s compliance with applicable regulatory standards, Cardinal Health will produce three bio-batches to conduct the studies. The Company’s financial commitment under the agreement for total payments to be made to Cardinal Health is between $800,000 and $1,200,000 for completion of the entire process (with additional costs for specific items to be determined on an as-needed and to be agreed upon basis).

On November 4, 2005 the Company held its 2005 annual meeting of shareholders. The following proposals were voted on at the meeting and all of the proposals passed. Following is a summary of the proposals and the status of implementing the actions:

1.	Re-election of the current board of directors.

2.	Adoption of an amendment to the Company’s articles of incorporation to change the Company’s name to “AspenBio Pharma, Inc.”. The amendment to the articles of incorporation has been completed and filed and the name change is effective.

3.	Adoption of an amendment to the Company’s articles of incorporation to increase the number of authorized shares of Common Stock from 30,000,000 shares to 60,000,000 shares. The amendment to the articles of incorporation has been completed and filed and the increase is effective. The increase has been retroactively disclosed within the accompanying financial statements.

4.	Adoption of an amendment to the Company’s articles of incorporation to permit shareholder action by majority written consent. The amendment to the articles of incorporation has been completed and filed and the change is effective.

5.	Approval of the restructuring of the Company by creating a holding company, such that the shareholders will own shares in the holding company and the business operations will be conducted through a wholly owned subsidiary or subsidiaries. The board of directors is determining the most effective structure and timing to implement this change.

6.	Adoption of an amendment to the 2002 stock incentive plan to increase the number of shares reserved under the plan from 1,500,000 to 3,500,000. This amendment is in effect.

ITEM 2.

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

        Results of Operations

Comparative Results for the Nine-Month Periods Ended September 30, 2005 and 2004

Sales for the nine-months ended September 30, 2005 totaled $536,000, which is a $36,000, or a 7% increase from the 2004 period. Sales vary due to the timing of customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At September 30, 2005, the Company had received customer orders totaling approximately $350,000, of which one customer represented 84%. These open orders are not included in the sales for the nine months ended September 30, 2005 but are anticipated to be produced and shipped in the last quarter of the current year.

Cost of sales for the nine months ended September 30, 2005 totaled $391,000; a $129,000 or 49% increase as compared to the 2004 period. The change in cost of sales resulted primarily from increased overhead expenses we are incurring as a result of additional personnel being added and higher expenses overall from increases in raw material costs.

Selling, general and administrative expenses in the nine months ended September 30, 2005, totaled $892,000, which is a $198,000 or 18% decrease as compared to the 2004 period. The decrease relates primarily to the amortization of the consulting contract we signed in January 2004, which was fully amortized by mid January 2005 and therefore the corresponding 2005 expense was lower.

Research and development expenses in the 2005 period totaled $504,000, which is a $98,000 or 24% increase as compared to the 2004 period. The change is due to a number of factors affecting the timing of development costs incurred but primarily resulting from additional direct costs for product development. These additional costs are primarily for the equine LH product and the bovine pregnancy test, and are being incurred for outsourced contract development services.

Interest expense for the nine months ended September 30, 2005, decreased to $172,000 or $87,000 less as compared to the 2004 period. The decrease was primarily due to lower debt levels in the 2005 period following the equity offerings that were closed in 2004 and 2005, providing additional working capital.

Comparative Results for the Three-Month Periods Ended September 30, 2005 and 2004

Sales for the three months ended September 30, 2005 totaled $78,000, which is an $85,000 or 52% decrease from the 2004 period. This decrease was the result of a delay in the receipt of raw materials necessary to produce outstanding orders. Subsequent to September 30, 2005, the Company received a raw material shipment sufficient to produce substantially all of the Company’s outstanding open orders. The change in sales for the quarter is primarily attributable to the timing of processing and shipping existing customers’ orders. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At September 30, 2005, the Company had outstanding customer open orders totaling approximately $350,000, of which one customer represented 84%. These orders will be recorded in sales when the product is produced and shipped.

Cost of sales for the three months ended September 30, 2005 totaled $101,000; a $14,000 or 16% increase as compared to the 2004 period. The change in cost of sales resulted primarily from higher production and fixed overhead expenses we are incurring as a result of additional personnel being added and higher expense levels.

Selling, general and administrative expenses in the three months ended September 30, 2005, totaled $325,000, which is a $53,000 or 14% decrease as compared to the 2004 period. The decrease relates primarily to the amortization expense of the consulting contract we signed in January 2004, which was fully amortized by mid January 2005 and therefore the corresponding 2005 expense was lower.

Research and development expenses in the 2005 period totaled $203,000, which is a $70,000 or 53% increase as compared to the 2004 period. The change is due to a number of factors affecting the timing of development costs incurred but primarily resulting from additional direct costs for product development, primarily for the equine LH (EquiPure-LH) product and the SurBred bovine pregnancy test, being incurred for outsourced contract development services.

Interest expense for the three months ended September 30, 2005, decreased to $52,000 or $24,000 less as compared to the 2004 period. The decrease was primarily due to lower debt levels in the 2005 period following the equity offerings that were closed in 2004 and 2005, providing additional working capital.

        Liquidity and Capital Resources

The Company reported a net loss of $1,423,000 during the nine months ended September 30, 2005. At September 30, 2005, the Company had working capital of $2,518,000. Management believes that its current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Management plans to also continue to fulfill the requirements under the global development and distribution agreement signed in March 2003 with Merial, to accomplish the milestones and successful completion of the bovine pregnancy test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. Due to delays in producing a test, the Company expects the contract to be renegotiated when and if the product is successfully completed. The Company is also focused on generating increased product sales from its base antigen business as well as sales from products currently in late stage development. Now that the Company has sufficient working capital to keep adequate inventory on hand, the Company hopes to avoid delays previously experienced in its ability to fill orders.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2005, are anticipated to total approximately $10,000-30,000.

AspenBio anticipates that spending for research and development for the balance of the fiscal year ending December 31, 2005, will continue at an accelerated pace to those for the nine months ended September 30, 2005. The primary expenditures will be to continue to fund development costs in support of the current pipeline products as well to file patents and revise and update previous filings on the Company’s technologies. The principal products consist of the bovine pregnancy test and equine and bovine pregnancy enhancement drugs in the development and testing process. The Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company’s business strategy and would be appropriate from a capital standpoint.

The Company has a permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by Roger Hurst, a stockholder of the Company. The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700.

The Company has a 6% note payable to a stockholder under a note totaling $725,533, at September 30, 2005. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance due in June 2008.

As of September 30, 2005, the Company had closed on $3,557,892, under an offering of equity securities. For each $1,000,000 invested, the purchaser received 1,142,857 common shares and warrants to purchase the same number of shares exercisable for five years at $1.35 per share. A total of 4,066,170 shares and 4,066,170 warrants were issued. After September 30, 2005 the Company issued an additional 94,881 shares of its common stock to investors as penalty shares for the Company’s delay in meeting certain of its registration requirements. The offering was made to accredited investors only, including a significant investor in the Registrant’s 2004 funding. A total of $157,384 in fees was paid to a placement agent for the total offering. The placement agent was also awarded 399,760 warrants (5% each of the shares and warrants sold in the offering) with similar rights to the investor warrants. The purpose of the private placement is to raise funds for working capital, new product development and general corporate purposes.

In September 2005 the Company terminated the employment of Roger Hurst as well as the employment of two other employees in the antigen division. Hurst holds 12.7% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst are based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, which also seeks temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and has therefore breached an employment agreement with Hurst. The Company believes Hurst’s position with respect to these Counterclaims is unfounded and without merit. The Company intends to vigorously prosecute its claims and defend against Hurst’s counterclaims. While we believe his allegations are unfounded and intend to continue with our claims against him, litigation is unpredictable. An adverse ruling against us could result in us being required to accelerate payments under the outstanding note due him. As a result of this litigation we also expect out expenses for professional fees to be significantly higher in the upcoming quarters as well.

On October 3, 2005, the Company entered into an agreement with Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) for the development \ manufacture of initial batches of the equine LH product for the FDA approval process. Cardinal Health will produce equine LH in accordance with GMP standards, thereby allowing the Company to conduct studies on the equine LH product to attempt to secure FDA approval for the product. Upon satisfactory review of Cardinal Health’s compliance with applicable regulatory standards, Cardinal Health will produce three bio-batches to conduct the studies. The Company’s financial commitment under the agreement for total payments to be made to Cardinal Health is between $800,000 and $1,200,000 for completion of the entire process (with additional costs for specific items to be determined on an as-needed and to be agreed upon basis).

During November 2005 the Board of Directors reviewed the status of certain employee benefits and concluded in light of recent changes that had occurred at the Company and as a means of rewarding individuals for their efforts and accomplishments, it was in the best interests of the Company to accelerate the vesting of the remaining unvested employee and director options to have them be 100% vested as of the November 3, 2005 meeting of the Directors. The accelerated vesting affects options with respect to approximatley 411,000 shares of the Company's common stock. As a result of that action, the Company will reflect an additional pro forma expense in the last quarter of its fiscal year ending December 31, 2005 of approximately $387,000.

        Operating Activities

Net cash consumed by operating activities was $945,000 during the nine months ended September 30, 2005. Cash was consumed by the loss of $1,423,000 less non-cash expenses of $285,000 for depreciation and amortization and stock and options issued for services, including $18,000 associated with the completion of the amortization of the consulting agreement signed in January 2004. A decrease in accounts receivable of approximately $152,000 from lower sales levels in September 2005 as compared to December 2004 provided cash.

Net cash consumed by operating activities was $1,082,000 during the nine months ended September 30, 2004. Cash was consumed by the loss of $1,517,000, less non-cash expenses of $498,000 for depreciation and amortization, including $315,000 associated with the amortization of the consulting agreement signed in January 2004. High operating expenses generally accounted for the majority of the loss increase. Increase in accounts receivable of $32,000, and decreases in accounts payables and accruals of $83,000 during the period also consumed cash.

        Investing Activities

Net cash outflows from investing activities consumed $136,000 during the 2005 period. The outflow was attributable to purchases of property and equipment of $43,000 and payments of $93,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $118,000 during the nine months ended September 30, 2004. The outflow was attributable to the purchases of property and equipment, patents and trademark application costs and other assets.

        Financing Activities

Net cash inflows from financing activities generated $3,249,000 during the 2005. Net proceeds of $3,362,000 from the sale of common stock and warrants under a private placement offering were received, net of $113,000 for repayments under its debt agreements.

Net cash inflows from financing activities generated $2,030,000 during the nine months ended September 30, 2004. The Company received net proceeds of $2,564,000 from the sale of common stock during the period. During the period, the Company repaid $534,000 under its debt agreements, including $250,000 that was paid on its line of credit and a $200,000 payment that was made under the note agreement with the president of the Company in 2004.

Recently issued accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods will vest subsequent to January 1, 2006, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for certain provisions relating to mandatorily redeemable non-controlling interests, which have been indefinitely deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. Management believes if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company’s operations or financial condition.

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

Item 3.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Roger Hurst and two former employees of the Company. The Company’s claims against Hurst are based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, which also seeks temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and has therefore breached an employment agreement with Hurst. The Company believes Hurst’s position with respect to these Counterclaims is unfounded and without merit. The Company intends to vigorously prosecute its claims and defend against Hurst’s counterclaims.

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against the Company. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations’ services between SGI and the Company. The Company filed an answer and counter claims against SGI on January 25, 2005. Management believes SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between the Company and SGI. SGI is seeking approximately $47,000 in damages. The Company has filed counter claims seeking approximately $91,000 in damages plus cancellation of 800,000 options issued to SGI that are exercisable to purchase the Company’s common stock. During 2005, to date no actions have been taken regarding this litigation other than responding to requests for the production of documents and the initial depositions in the matter.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

On November 4, 2005, the Company held its 2005 Annual Meeting of Shareholders. At the meeting the following directors were elected to serve until the next annual meeting, or until their successors are elected and qualified:

Name	Shares FOR	WITHHOLD Authority To Vote
Richard Donnelly Douglas I. Hepler Gregory Pusey Gail S. Schoettler David Welch	10,351,646 11,897,581 9,892,377 10,351,350 11,897,581	2,007,938 462,533 2,467,207 2,008,234 462,003

Proposal: Amendment to the Company's Articles of Incorporation to Change the Company's Name to "AspenBio Pharma, Inc.”

Shares FOR	Shares AGAINST	ABSTAIN
11,899,598	459,631	355

Proposal: Amendment to the Company’s Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock to 60,000,000 from 30,000,000

Shares FOR	Shares AGAINST	ABSTAIN
9,884,810	2,472,923	1,851

Proposal: Amendment to the Company's Articles of Incorporation to Permit Shareholder Action by Written Consent

Shares FOR	Shares AGAINST	ABSTAIN
7,999,265	2,010,410	460,152

Proposal: Approval for the Restructuring of the Company by Creating a Holding Company

Shares FOR	Shares AGAINST	ABSTAIN
7,969,525	2,469,108	31,194

Proposal: Amendment to the Company's 2002 Stock Incentive Plan Increasing the Common Shares Reserved Under the Plan to 3,500,000 from 1,250,000

Shares FOR	Shares AGAINST	ABSTAIN
7,954,802	2,501,292	13,733

Item 6.   Exhibits

(a)	Exhibits

EXHIBIT	DESCRIPTION

3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2005	AspenBio Pharma, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer