Form 10KSB
period 2005-12-31
AspenBio Pharma, Inc.
filed 2006-04-14
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005

( )	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission file number: 0-50019

ASPENBIO PHARMA, INC. (f/k/a - ASPENBIO, INC.)
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1553387 (I.R.S. Employer Identification No.)

1585 South Perry Street, Castle Rock, Colorado 80104
(Address of principal executive office) (Zip Code)

(303) 794-2000
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

        Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

        The registrant had revenues of $860,000 for its most recent fiscal year ended December 31, 2005.

        The aggregate market value of the common stock of the registrant held by non-affiliates as of April 11, 2006 was $12,089,000 based upon the average closing bid and asked prices.

        The number of shares outstanding of the registrant’s common stock at April 11, 2006, was 17,249,098.

        Transitional small business disclosure format. Yes [   ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

N\A — None

ASPENBIO PHARMA, INC.
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
Certain Relationships and Related Transactions
Exhibits
	Principal Accountant Fees and Services	Page 1 17 18 18 20 21 28 46 46 47 51 55 56 57 58

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

        AspenBio Pharma, Inc. (the “Company” also we, us or our) is an emerging biotechnology company engaged in the discovery, development, manufacture, and licensing or marketing of products primarily for animal healthcare. Founded in August 2000, and headquartered in Castle Rock, Colorado, we leverage our proprietary knowledge and technology towards the development of novel patented or patentable products we believe have substantial market potential. As a significant supplier of human antigens, we manufacture and market approximately 30 antigen products primarily for use as controls by diagnostic test kit manufacturers and research facilities, to determine whether diagnostic test kits are functioning properly. While generating modest, but substantially all of our revenues from this antigen business, we have been actively advancing the development of novel animal reproduction products for large worldwide markets. We currently have a growing product pipeline including novel recombinant hormones and diagnostic tests in development. We also recently initiated our first Food and Drug Administration (“FDA”) application with an Investigational New Animal Drug Application (“INADA”) filing for one of our new recombinant hormones.

        By focusing primarily on veterinary medicine, we gain several competitive advantages. First, since the FDA approval process for animal products is often less costly and time-consuming than that for human products, our research and development costs are substantially reduced and the timeline to product launch is shortened. Second, we believe animal healthcare represents an area of significant market potential with less market competition as compared to the human market. Third, we are able to focus our research and product development resources on improving animal reproduction providing significant new economic and efficiency benefits in large well-developed as well as underdeveloped markets worldwide. Fourth, we are able to focus on fully exploiting what we believe is the significant market potential of a totally new class of reproduction hormones via our patented “single-chain gonadotropin” technology which we believe offers a number of significant cost and performance advantages in numerous non-human mammalian species of economic importance, over conventional native hormone products currently available.

        Success for us will depend on our ability to develop and commercialize new products. We are currently focused on completing development of, and bringing six novel products to market. Three of these products provide solutions to improve bovine reproduction, two of these products provide unique solutions for equine reproduction and one human diagnostic product provides a totally new method of assisting physicians in the diagnosis or rule out of appendicitis. We have applied for patent protection on products where they are not already patented under acquired licensed rights.

Product Overview

         Our strategy is to search for opportunities where we can use our protein purification, molecular biology abilities and utilization of genomics and proteomics to create unique and if possible, proprietary patented products. We focus on expanding into other uses for purified proteins, principally for diagnosis and treatment of animals and humans. An important factor in diagnostics products is the vastly reduced times required from product conception to saleable product as compared to therapeutic products which often require many years to market, due to significantly more stringent FDA requirements for therapeutic products.

        Products we have in our pipeline consist of product candidates in various stages of clinical and pre-clinical development. One of our business strategies is to focus primarily on products and technologies which we believe have an attractive time line to revenue. We pursue technologies under “in-licensing” agreements with universities, researchers or doctors; complete research and development on the technologies through proof of concept, and then either “out-license” to “Big Pharma” companies and \ or go to product introduction and launch.

        Following is a summary of our current key products and their development status:

Product	Use	Stage	Revenue	FDA Approval
SurBred™ Licensed Recombinant Analogs: StayBred™ BovinePure FSH™ EquiPure LH™ EquiPure FSH™ Appendicitis Test Antigen products	Pregnancy status Pregnancy maintenance Super bovine ovulation Induce equine ovulation Super equine ovulation Rule out condition Test kit controls	Development Development Development Development Development Development Production	Pre Pre Pre Initial Pre Pre Recurring	N\A Pre Pre Applied Pre Pre N\A

Single-Chain Gonadotropin Technology Breakthrough — Recombinant LH and FSH:

        Luteinizing hormone (“LH”) and follicle stimulating hormone (“FSH”) are naturally occurring hormones produced by all mammals, human and animal, as a natural part of the reproduction process. For numerous reasons, including health status, age, manipulation efforts to induce reproduction, selective breeding to enhance desired traits, etc., the rate of successful natural reproduction, especially in livestock and food-producing animals has declined significantly in recent decades. In an attempt to overcome this decline, LH and FSH hormones have been harvested, processed and sold as reproduction enhancing drugs for several years. Frequently one species’ hormones will even be used in other species to attempt to produce desired results. Natural replacement drugs produced this way are inefficient, as they are harvested from dead animals; they are not highly effective at producing the desired results; and since they are animal derived, they have the potential to transmit diseases such as bovine spongiform encephalopathy (BSE or “Mad Cow Disease”).

        To date, no commercially successful recombinant, or “man-made” LH or FSH hormone product has been developed and introduced for animals because the heterodimeric complex (“combined alpha and beta sub-units”) is unstable causing the alpha and beta units to rapidly separate. To our knowledge this instability and lack of assembly have resulted in production yields that are unacceptable, making commercial products unfeasible. To overcome this, we have exclusively licensed technology for use in animals, successfully developed by Dr. Irving Boime of Washington University (St. Louis, MO). Dr. Boime’s work involves the construction and molecular characterization of single-polypeptide-chain-variants of LH and FSH.

        During 2004, we entered into an exclusive license agreement for the extensive portfolio of patents and patents pending, developed and enhanced over the last twenty-plus years by Dr. Boime. The patent estate consists of approximately 83 active and inactive patents and patents pending. The term of our license agreement is tied to the life of the last patent to expire, which we expect to be approximately 20 years. The portfolio covers rights to mammalian reproduction using the single-chain technology and the creation of recombinant drugs to enhance conception and pregnancy rates. We acquired this technology to commercialize and provide these products for use in veterinary medicine. We believe that the technologies developed in the patent estate have the potential to be developed into an array of products to enhance fertility in all mammals. The human version of this technology has had an application filed with the FDA and is in clinical testing by a large international pharmaceutical company.

         We have entered development agreements Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) which has extensive experience in process development for scale-up and manufacturing of recombinant proteins. We have been working closely with Cardinal Health to develop the commercial scale-up process for manufacturing. We are currently providing research grade material, produced by Cardinal Health, to the market to help offset the cost of process development and field trials. The ultimate goal of this development process is to establish cGMP manufacturing methods required for those products for which we are seeking FDA approval. Currently Cardinal Health does not meet full cGMP requirements. We are in late discussions with other potential manufacturing partners who do meet full cGMP requirements and are capable of large scale manufacturing batches of our recombinant drugs. We expect to have an additional partnership agreement for final cGMP manufacturing sometime during the second quarter of 2006. Delays in finalizing an agreement with a cGMP facility can delay our FDA approval process, but we do not believe such contract changes would affect sales of our single-chain analogs on a reagent basis or for product sales where FDA approval is determined to not be sought.

        Our long-term goal is to methodically leverage this “single-chain gonadotropin” technology into numerous generations of products for multiple species. We are attempting to prioritize each potential species application based on what we perceive has the greatest potential worldwide market value and likelihood of successful distribution. Additionally, recent research has also shown promise for a totally new type of highly potent dually active hormone drug constructs containing stable sections of both LH and FSH in the same recombinant single-chain peptide which we also have the rights to commercialize.

Bovine Market Opportunity

        We believe that the bovine market, primarily dairy operations, by far represents the largest market opportunity for all of our current animal products.

        The success of a modern dairy cow operation is dependent upon a number of critical factors. Several of these factors are outside the control of the dairyman, such as milk prices and costs for feed, nutrients, and medicines. Other factors, however, are within the dairyman’s control such as size of the operation (number of head milked), labor costs, and access to high quality bulk feed. The amount of revenue derived from milk sales is a function of the quantity of milk produced and the level of milk fat contained in the milk. These factors correspond directly to the amount of time that a cow is pregnant. The more days during a year that a cow remains not pregnant (“open”), the lower the annual milk production from that cow, hence the lower the revenue received.

        The worldwide population of dairy cows exceeds 100 million, of which approximately 58 million cows are located in North America, Europe and the former Soviet Union. According to industry estimates approximately 70% of cows in the North American and European dairy industry are artificially inseminated (“AI”). Although there are no known published reports regarding the number of timed or synchronized cow breedings, we believe, based on discussions with industry sources, that there are an estimated 16 to 20 million artificially inseminated cows in timed breeding programs in the United States, which would represent the primary target market for our bovine products.

        Over the last decade, the average number of days per year that a cow remains open has steadily increased from 130 to 175 days, which has had a negative impact on the average milk revenue per head. A significant percentage of dairy cows, when artificially inseminated, do not become pregnant. Approximately 70% of artificially inseminated cows that do become pregnant however, abort or absorb prior to delivery. The rate of success for breeding cows after the first attempt has decreased over the past decade from 50% to less than 35%. On average, 65% to 70% of artificially inseminated cows require a second insemination, and approximately 40% of these cows will require a third attempt before typically being culled from the herd.

        Approximately 80% of commercial dairy operations use the traditional way of determining pregnancy which is via palpation, a physical examination by a veterinarian approximately 42 days after breeding. Ultrasound is also used in approximately 20% of the pregnancy determinations in diaries. These open cow test methods currently being used — palpation and ultrasound — cannot determine pregnancy status until between 32 and 42 days after artificial insemination, which is 10 to 20 days after the cow’s 21-day estrous cycle is over. Additionally, these methods may be harmful to a pregnant cow or risk aborting the calf.

        Several reproduction drug products have been introduced over the last 20 to 30 years that are designed to create more effective breeding programs for artificially inseminated cows. The total cost of artificially inseminating a cow, including the semen, breeder time, and the administration of Gonadorelin (e.g. Cystorelin® “GnRH”, sold by Merial) and prostaglandin (“PGF”, e.g. Lutalyse®, sold by Pfizer) to promote ovulation is estimated to be in the range of $24 to $34 per head per treatment (excluding labor) before the cost of ultrasound for determining pregnancy status. The majority of this cost is incurred again with each subsequent artificial insemination, averaging at least two treatments per year to achieve successful pregnancy.

Bovine Reproduction Products

        Bovine products we currently are developing are SurBred™ (bovine early pregnancy test), StayBred™ (single-chain LH analog for cows) and BoviPure FSH™ (single-chain FSH). These specialized products are designed to create more effective breeding programs for artificially inseminated dairy cows. Pregnancy is necessary for efficient milk production and effective reproduction programs increases milk production per cow and profitability of the dairies, by leaving fewer open (“not pregnant”) cows.

SurBred™

        SurBred™ is a novel blood test designed to identify open cows 10 to 20 days sooner than methods currently used in dairy cattle throughout the world. The test kit we intend to produce would permit pregnancy status to be determined sooner than the traditional methods, which, in turn, would permit a herd manager to repeat the artificial insemination process at an earlier date for cows tested to be open. Our test does not include any physical manipulation of the cow other than a simple blood sample. Traditional manipulation results in somewhat higher risk to the embryo. Designed to save producers time and money, it can significantly improve the overall reproduction efficiency of dairy herds. This immunoassay-based blood test is not subject to FDA approval regulations.

        We entered into licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, to obtain the exclusive rights to the marker used in the open cow test technology. We have filed two provisional patent applications, as well as a trademark application for “SurBred™,” the planned name of the open cow test kit.

        In 2003 we entered into a distribution agreement with Merial Limited for the worldwide sales and marketing rights to this test. Merial, a joint venture between Merck and Aventis, is one of the world’s leading animal health companies. Based on findings of an expanded field trial during 2003, we concluded that improvements needed to be made to the test before marketing could begin. We have contracted with two recognized industry experts in this field to assist our internal efforts in development of the test. We are currently working on optimizing the test to provide an effective and accurate product. We also continue to characterize the target indicator marker more fully to understand how its temporal expression changes through early pregnancy. We believe we have confirmed that the target marker is highly accurate in determining pregnancy status. Since we were unable to launch the test to date, as previously anticipated in our agreement, Merial may want to renegotiate the agreement. Although technically the agreement has expired, both parties have been working together and conducting themselves as if the agreement were still in effect and are planning on Merial marketing the product once it is fully developed. While we can provide no assurance of success, development efforts are ongoing. Should Merial elect to terminate the agreement, they may request a refund of 50% ($100,000) of the development payment received to date. To date we have worked closely with Merial and they have been supportive of our efforts to resolve the development issues surrounding the pregnancy test.

StayBred™

        StayBred™ a complementary technology to the SurBred™ test; is a novel single-chain LH analog for cows. This new hormone analog is believed to induce ovulation and produce a phenomenon that has been shown to reduce the rate of pregnancy loss in cows. Currently, 70% of dairy cows fail to conceive or maintain a viable pregnancy resulting in significant financial and production losses to the dairy StayBred™ LH (luteinizing hormone) analog for cows utilizes our patented “single chain gonadotropin” technology which we believe will offer cost and performance advantages (when manufacturing volumes are achieved) over conventional bovine hormone products available in the worldwide market.

        We are on track to complete the initial proof of concept for StayBred™ using a recombinant form of LH during 2006. We also plan to file with the FDA an INADA and begin the registration process as soon as practical after successful large-scale clinical trials are completed using recombinant single chain bovine LH analog. Once the final formulation has been successfully tested and a mass production process has been decided upon, management may begin to market and test the product in the field on a limited basis via veterinary prescription.

        We believe this drug may create a totally new pregnancy maintenance market for artificially inseminated dairy cows. It is estimated that there are over 20 million artificial insemination attempts in dairy cows in the United States alone. StayBred™ would be an applicable and beneficial product administered to dairy cows after each artificial insemination as a therapeutic treatment to maintain pregnancy. Based upon an assumed average selling price in the range of $10 to $11 per dose, we believe the total potential US market for StayBred™ could be approximately $200 million. With a modest 20 percent market penetration estimate, this product could generate approximately $40 million in gross revenue annually in the US market alone. We believe there are similar or greater potential markets outside the US. Actual market penetration forecasts would depend on a potential marketing partner’s ability (who would share in the revenues) to penetrate the total market. We plan to enter into discussions and negotiations with major pharmaceutical companies who would have an ability to maximize the market for this product. We expect to conduct expanded clinical trials in the near future. As a recombinant hormone drug, this product will be prescribed and marketed by licensed veterinarians; the ultimate customers will be clients operating commercial dairy herds using timed (synchronized) breeding programs.

                 We anticipate the benefits and value of the StayBred™ product, if able to be successfully launched into the dairy industry are summarized as follows:

1.	Percentage of cows maintaining pregnancy may significantly increase by approximately 10 -50%.
2.	Saves the additional cost and manipulation to the animal of repeated reproduction treatments.
3.	Reduces average days a cow is "open" (un-bred), thereby improving overall milk production, and milk quality and calf production.
4.	Anticipated cost per application is easily cost justified to the dairy.
5.	The product is easy to administer.
6.	Technology is patented.

        We believe that over time this product can potentially become our largest selling drug (once FDA approved) with a substantial worldwide market potential provided we are able to produce the product in large quantities at an attractive cost.

         BovinePure-FSH™

        BovinePure-FSH™ is a novel single-chain FSH analog for cows. It is designed to be used for super-ovulation and embryo transfer in dairy and beef cows throughout the world. This product, currently under development is expected to provide significant benefits including superior product efficacy, purity, consistent bio-activity and potential labor savings for end users, versus conventional “animal-derived” pituitary extract FSH products currently on the market. These benefits are important to users of FSH products currently on the market. Conventional FSH products, all of which are directly harvested from animal origins, have inherent problems with product safety, purity and variability plus require long multiple injection treatments.

        In late 2005 we moved this single-chain FSH analog to process development for commercial scale-up and manufacturing for initial possible sales of the product as a reagent. We have produced gram quantities of the product and characterization and preliminary dose and efficacy testing has begun on this product. Barring technical hurdles, we anticipate we will be able to start selling this product as a specially labeled reagent by late 2006. Due to the significant number of product advantages that we expect BoviPure FSH™ to have over conventional FSH extract products we believe the marketplace may pay a premium price per dose for this new compound. This premium price position is supported by the extra benefits and properties we expect BoviPure FSH™ to deliver including high purity, consistent bioactivity plus potentially significant product administration labor savings.

        We believe the annual estimated market for this product exceeds $20M. As a recombinant hormone drug, this product will be prescribed and marketed by licensed veterinarians, the ultimate customers will be producer clients operating commercial dairy and beef breeding herds. We would expect to market this drug through a larger partner who would share in such revenues.

Equine Reproduction Products

        The equine breeding industry currently lacks any effective method that can precisely control follicular development and ovulation. Extracts containing pituitary derived LH and FSH have been shown to be effective; however, the lack of a reliable commercial product has prevented wide use. Human chorionic gonadotropin (hCG) is also used but horses often develop an immune response to this foreign protein and repeated use can cause it to become ineffective. GnRH-derived products have been shown to be effective in inducing ovulation in the horse. However, the only such approved product for use in the horse, Ovuplant™, has been withdrawn due to non-compliance with specific FDA regulations and has been off the market for the past two years. The equine breeding season, and therefore products sold for use in equine breeding is seasonal, with the breeding season beginning in early spring through mid-summer.

        Equine products we currently are developing are EquiPure-LH™ (single-chain LH analog for horses) and EquiPure FSH™ (single-chain FSH analog for horses). These specialized products are designed to create more effective breeding programs for horses. The ability to influence the timing of when mares are ready to breed, improving the success rate of bred mares and increases in the number of eggs produced and harvested for transplant; are all valuable in equine reproduction.

EquiPure LH™

        EquiPure LH™ is a novel single-chain LH analog for horses. It is designed to induce ovulation in estrous mares thereby providing better overall breeding management and convenience to breeders. It is anticipated to be our first FDA approved product based upon our late 2005 INADA filing with the FDA. We began gaining revenue from this product in late 2005 by selling it as a specially labeled reagent to licensed veterinarians and expect to continue to sell it until it gains final FDA approval, which is expected by late 2008. This first FDA approval is important for us, as it will pave the way by creating the framework, for the approvals of all future single-chain drugs we submit to FDA. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be horse owner clients and clients operating breeding farms. Current estimates indicate that the total US equine ovulation market may exceed 700,000 doses consisting of 350,000 mares receiving approximately two doses annually. The total annual US market potential is estimated at approximately $17 to $20 million. We would expect to market this drug through a larger partner who would share in such revenues.

EquiPure FSH™

        EquiPure FSH™ is a novel single-chain FSH analog for horses. It is designed to be used for “super-ovulation” and embryo transfer in horses throughout the world. As part of our product development strategy focused on improving animal reproduction, we are in late stage development of this recombinant form of follicle stimulating hormone. We have produced limited quantities of EquiPure FSH™ in our labs for testing purposes and we are now in the process of commercial manufacturing scale-up of this product. This new drug will compete in the market with existing “animal derived” equine FSH products and will offer compelling product safety and efficacy benefits over existing equine FSH drugs sold in the market. This product is anticipated to be a significant advancement in the growing equine embryo transfer market. We expect to begin selling this product as a specially labeled reagent in early 2007. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be horse owner clients and clients operating breeding farms. We would expect to market this drug through a larger partner who would share in such revenues.

Human Appendicitis Diagnostic Test

        Appendicitis is a common acute surgical problem affecting patients of a wide age range. It is estimated that there are approximately 700,000 cases annually in the United States and approximately 6,000,000 patients enter US emergency rooms annually complaining of abdominal pain. An accurate diagnosis at a sufficiently early stage is a significant factor in achieving a successful patient outcome. An accurate and early diagnosis, however, is expensive and difficult because there is considerable overlap of genuine appendicitis with other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a reliable indication of appendicitis. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition. A dilemma for surgeons is minimizing the negative appendectomy surgery rate without increasing the incidence of perforation among patients referred for suspected appendicitis.

        Techniques currently used by emergency room doctors to diagnose millions of patients complaining of stomach and abdominal pain are expensive, time consuming and can have error rates estimated at between 15% and 40%. Currently no known effective appendicitis diagnostic test is available on the market in the United States or internationally. The only other diagnostic product marketed specifically to detect appendicitis was a radiological drug which was designed to be injected into the body and then have the patient X-rayed, this drug was recently pulled from the US market by the FDA.

        Based upon preliminary work we have been performing on the test (patent pending), it shows early promise as an excellent indicator of appendicitis. The project is in an advanced research and development phase as blood and tissue samples are now being harvested and banked. Testing is ongoing to characterize the markers that could be used to assist in the rule out of appendicitis or determine the diagnosis of the condition. Significant additional development and testing over the upcoming months will be required to determine the exact commercial product form that would be brought to market. Prior to any product introduction into the marketplace — assuming successful commercial development can be achieved — significant clinical trials and FDA approval would be required, the successful completion of which cannot be assured. It should be noted that the FDA approval process for a diagnostic test such as this is generally much shorter than for a drug and potentially may be achievable in as little as 12 months.

        Our goal is to create a blood-based test designed to quickly and accurately assist in diagnosing or ruling out appendicitis in humans. We have been working for some time in a productive collaboration with Dr. John Bealer, an experienced pediatric surgeon based in Denver, Colorado, to develop and refine this technology by discovering diagnostic markers through genomic and proteomic screening approaches. Dr. Bealer has been the catalyst in the progress we have made in the development of this technology. Our expertise in diagnostic development helped advance this test to the point where we are excited about the possibility of providing a blood test that cost-effectively and accurately assists emergency room personnel quickly diagnose or rule out appendicitis in patients complaining of abdominal pain.

        Currently this test is expected to be sold into the human emergency room diagnostic market and be used primarily by emergency room physicians and lab personnel worldwide. If successfully developed, we expect our test to be the only blood based screen or rule out test specifically for appendicitis in the worldwide market. We believe that this test would be marketed under an agreement with a large pharmaceutical company, following successful completion and FDA approval. The potential worldwide market for this product is vast. In the United States alone it is estimated that approximately 6,000,000 patients enter US emergency rooms annually complaining of abdominal pain. As a screening or rule out test we anticipate our appendicitis test, if successfully completed could be used to test a large portion of these patients to aid the physician in his or her efforts to more rapidly determine a diagnosis.

Human diagnostic antigens

        The market for human antigens and tumor markers is estimated at approximately $2 million, annually. We believe we currently are the largest supplier in our market, and all of our revenues to date have come from sales of these products. We expect to continue adding products to our diagnostic protein line. Our primary competitor for supply of human pituitary antigens is Dr. Albert Parlow, a professor at UCLA. We do not currently sell our products under contracts. Sales are made generally on open account on a purchase order basis.

        The customers for our human antigen products are the manufacturers of the diagnostic test kits and research facilities and brokers who sell to these same end users. Two of our larger customers are brokers, Monobind and Golden West Biologics, which accounted for a total of approximately twelve percent (12%) of our business in 2005. One of our customers, BioRad, accounted for approximately fifty-eight percent (58%) of our business in 2005. In 2004, BioRad accounted for fifty-two percent (52%) of our sales. The loss of BioRad as a customer would have a material adverse effect on this division of our business.

Raw Materials

        Our human antigens are purified from human tissue or fluids. We generally have several sources available for the materials needed, some of which are from international sources. At times we run short of certain raw materials. Accordingly, certain of the materials purchased require longer lead times to be received for processing and production. We do not have supply agreements in place for raw material purchases. There are several suppliers for our raw materials and we believe therefore that we will have reasonable access to raw materials. From time to time, depending upon our purchase orders, one raw material supplier may represent a concentration of our purchases.

        We have cultured cell lines and recombinant material for both human and animal proteins, which can be used for therapeutic applications, when produced in a GMP facility. Ultimately, we expect that this type of production will replace the need for tissue or fluids as a source material, thereby reducing the chance of contamination from possible impurities.

        We have entered into development agreements with an outside contractor, Cardinal Health, for them to determine the most effective methods to produce EquiPure LH™ analog, EquiPure FSH™ analog and BoviPure FSH™. The contractor has determined the best production method to use and produced multiple batches of the recombinant EquiPure LH™ product that we are using for additional field testing and to provide reagent sales. Depending upon among other items, financial constraints, we anticipate entering into additional development agreements with this contractor to assist us in similar product determinations and development for the recombinant form of bovine LH.

Intellectual Property

          Under the exclusive license agreement with Washington University (St. Louis, MO), we have obtained the property rights to their patent estate consisting of approximately 83 active and inactive patents and patents pending. The term of the agreement is tied to the life of the last patent to expire, which, given the fact that there are a number of patents pending, we expect to be approximately 20 years. We are currently developing and testing products using the Washington University patents rights in the bovine and equine areas and expect to develop products for a number of other species as well.

        With respect to SurBred™ (open cow test), we entered into exclusive licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, for the manufacture, use, sale and distribution of the marker used in the test. We have titled the open cow “SurBred™” and titled the LH product “StayBred™” and have applied for trademark protection. We have also filed patent applications for the open cow test as well as the bovine LH product, to protect the concept and methods of product use. Further, we have been amending Provisional Patent Applications with clinical and field trial results. We plan to continue and expand the patent protection of our products as opportunities present themselves.

        During early 2006 our U.S. and international patent applications entitled “Methods and devices for diagnosis of appendicitis” was published by the United States Patent Office and the International Bureau of the World International Patent Organization and we also recently filed a further separate patent application seeking to expand its worldwide position of intellectual property protection associated with this technology.

        We have not filed patents for all of our human diagnostic antigens, although we consider our protein purification process proprietary. This purification expertise, knowledge and processes are kept as trade secrets. We have filed for patent applications on a number of our technologies. As a matter of practice we file patents on technology and developments we believe can be suitably protected in this manner.

General Operations

Backlog and Inventory — Historically, our antigen business has not been seasonal in nature, so we expect demand to remain relatively steady. Some of the products we are working on we expect to be seasonal in nature such as EquiPure LH™ due to the breeding season for horses. Because we produce proteins on demand, we do not maintain a backlog of orders. We believe we have reliable sources of raw materials, do not require significant amounts of raw materials, and can manufacture all of our protein. As a result, we do not expend large amounts of capital to maintain inventory.

Payment terms — Other than to support pre-season product sales or certain new product introductions and then no more than terms of 60 days, we do not provide extended payment terms.

Revenues — The vast majority of our revenues come from domestic customers. Less than 10% of our revenues come from several foreign customers.

Employees — We currently have ten full-time employees, including one scientific contract worker and two part-time employees. We also regularly use part-time student interns and we will hire additional personnel, as needed depending upon the implementation and success of our new product lines.

Research and Development

We spent $850,000 on research and development in fiscal 2005 and $561,000 in fiscal 2004. We expect to spend significantly more over the next few years to develop our new products depending upon available funding, primarily on the recombinant form of bovine and equine proteins and the appendicitis test. We will also continue research and development to improve and add antigens to the open cow test, in order to improve accuracy and thereupon introduce the test.

Compliance

FDA

The Food and Drug Administration (“FDA”) has regulatory authority over certain of our planned products. Our existing antigen products require no approvals at our level. We do not supply any of these products as therapeutics. Virtually all of these antigens products are the raw materials used as calibrators and controls within our customers’ quality assurance and quality controls departments.

SurBred™ Open Cow Test — Because the open cow test is for diagnostic use only, it will not be subject to FDA regulation. However, we will make a notification filing with the FDA, which advises the FDA of the expected uses and labeling of the product.

BoviPure LH (StayBred™) and FSH Drugs — Our current intention is to file an INADA for these two drugs and seek (Veterinary — CVM) FDA approval. During the development and approval phase management believes the Company will be able to sell these drugs on a limited reagent basis for use under a veterinarian’s prescription.

EquiPure LH and FSH Drugs — Our current intention is to file an INADA for these two drugs and seek (Veterinary — CVM) FDA approval. During the development and approval phase management believes the Company will be able to sell these drugs on a limited reagent basis for use under a veterinarian’s prescription.

Human Patients — FDA approval is required for therapeutic uses of products. For use on human patients, FDA extensively regulates the testing, manufacturing, labeling, advertising, promotion, export and marketing of therapeutic products. A therapeutic product administered to human patients is regulated as a drug or a biologic drug and requires regulatory approval before it may be commercialized. Prior to any introduction of our Appendicitis rule out diagnostic test into the marketplace — assuming successful commercial development can be achieved — significant clinical trials and FDA approval would be required. It should be noted that the FDA approval process for a diagnostic test such as this is generally much shorter than for a drug and potentially can be achieved in as little as 12 months.

        Product approvals are granted after extensive clinical trials. Any product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of such products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current GMP, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. Manufacturers are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions. Any such enforcement action could have a material adverse effect on our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on our business.

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

Our success depends on our ability to successfully develop new products. Although we are engaged in human diagnostic antigen manufacturing operations and all of our revenues are derived from this business, we believe our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more of our pipeline products. Our ability to develop any of the pipeline products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past and may again encounter in the future problems in the testing phase for different pipeline products, sometimes resulting in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our pipeline products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, nor that we will be able to produce them on an economical basis.

Although we continue to operate under the Distribution Agreement with Merial, the Agreement may be considered as expired.

Our Agreement with Merial Limited (“Merial”) for SurBred™15(TM) contemplated a product launch date of October 1, 2003. The sales goals under the Agreement state that the goals will be prorated by calendar quarter since the product launch did not occur by October 1, 2003. We are actively engaged in research and development on this product and, to date, do not have a sufficiently field tested prototype. Consequently, progress payments from Merial have been delayed, and until we reach certain milestones, continued delays in developing a prototype could result in substantial modifications to the Merial Agreement, and/or possibly cancellation. Either party could consider the Agreement expired, but both parties have continued to operate as if it were still in force. The Company is continuing the development of the product and Merial is actively involved in regular discussions and preparation to potentially introduce the product. The inability to successfully develop a prototype and/or cancellation of the Agreement could have a material adverse effect on our business plan and projected growth.

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

We purify human and animal antigens and tumor markers. In 2005, our revenues from these sales were approximately $819,000. We intend to introduce new products with substantially greater revenue potential, including recombinant drugs. We currently are in discussions with potential manufacturing partners who meet full cGMP requirements and are capable of large scale manufacturing batches of our recombinant drugs. Delays in finalizing an agreement with a cGMP facility may delay our FDA approval process and potentially delay sales of such drugs. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw inventory, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, and managerial personnel. There is intense competition for qualified personnel in our business. In addition, in September 2005 we terminated three employees that were key to our antigen business. Although we have replaced these individuals with other qualified personnel, there can be no assurance that we will be able to retain the personnel necessary for the development of our business. A loss of the services of this replacement personnel, or qualified personnel in other areas of our business, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm our development programs and our business.

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

Our insurance policies do not currently cover claims and liability arising out of defective products. As a result, if a claim were brought against us, we would not have any insurance that would apply and would have to pay any costs directly, which we may not have the resources to do. Because our products historically have only been used as part of diagnostic test kits, we did not believe that this insurance would be necessary. However, as we expand into other products, including sales of the recombinant analogs, the risk of claims will increase and we will need to evaluate the need to obtain insurance.

If we fail to obtain FDA approval, we cannot market certain products in the United States.

Therapeutic or diagnostic products to be used by humans must be approved by the FDA prior to marketing and sale. This would also apply to our plan to potentially market an appendicitis test. In order to obtain approval, we must complete specific clinical trials and comply with specific standards; this process can take substantial amounts of time and resources to complete. Even if we complete the trials, FDA approval is not guaranteed. FDA approval can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards.

FDA approval is also required prior to marketing and sale for therapeutic products that will be used on animals, and can also require considerable time and resources to complete. New drugs for animals must receive New Animal Drug Application approval. This type of approval would be required for the use of our therapeutic equine and bovine protein products. The requirements for obtaining FDA approval are similar to those for human drugs described above and may require similar clinical testing. Approval is not assured and, once FDA approval is obtained, we would still be subject to fines and suspension or revocation of approval if we fail to comply with ongoing FDA requirements. The Company is considering selling some of its products thru compounding pharmacies, thereby, circumventing for a period of time, the need for FDA approval prior to making sales of product so long as an IANDA has been filed.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions.

We plan to market some of our products in foreign jurisdictions. Specifically, we expect that the open cow test will be aggressively marketed in foreign jurisdictions. We may market our therapeutic products in foreign jurisdictions, as well. We may need to obtain regulatory approval from the European Union or other jurisdictions to do so and obtaining approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or provide additional information, resulting in additional expenses, to obtain necessary approvals

Risks Related to Our Securities

We will require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses into the 2006 calendar year and possibly longer. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our Common Stock to decline.

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

        As of April 11, 2006, approximately 17,249,000 shares of our common stock and an aggregate of approximately 14,522,000 options and warrants were outstanding. We may issue additional shares upon exercise of warrants or options, or in connection with certain business development or license agreements. We may issue additional shares and warrants in order to raise additional capital on an as-needed basis. The issuance of additional shares, options or warrants may cause dilution of your investment.

We have pending litigation with Roger Hurst, which if decided adversely could affect our business.

In September 2005 we terminated the employment of Roger Hurst as well as the employment of two other employees in the antigen division. Mr. Hurst currently holds approximately 11% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. We filed suit against Hurst, requesting temporary and permanent injunctive relief from breaches of confidentiality and non-compete provisions, breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy and intentional interference with the Company’s business. Our claims against Hurst have resulted in him making allegations against us regarding repayment of certain indebtedness. While we believe his allegations are unfounded and intend to continue with our claims against him, litigation is unpredictable. An adverse ruling against us could result in us being required to accelerate payments under the outstanding note due him.

Roger Hurst holds a large number of shares of commons stock which, if sold into the market within a short period of time, could adversely affect our trading market and he may be able to significantly influence the outcome of all matters submitted to our shareholders for approval, regardless of the preferences of the minority shareholders.

Because Hurst currently holds approximately 11.0% of our outstanding common stock, if he attempts to sell large blocks of his stock into the market, our stock price may decline significantly. The Company believes that Hurst may be in possession of material inside information and therefore would be prohibited from selling his shares into the market. However, Hurst may take a contrary position and we may not be able to prohibit him from selling shares into the market, thereby causing an adverse effect on our market prices. Additionally, due to his ownership position he may have the ability to control matters affecting us, including the composition of our board of directors, any determinations with respect to mergers, or other business combinations, our acquisition or disposition of assets and our financings. In addition, he may be able to prevent or cause a change in control of the Company and may be able to amend our articles of incorporation and bylaws without the approval of any other shareholder, depending on the number of votes cast on any proposal. His interest may also conflict with the interests of our other shareholders.

ITEM 2.   DESCRIPTION OF PROPERTY

We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us in 2003. We presently do not plan any renovation, improvements, or development of this property, although we are attempting to lease approximately 17,000 square feet of the facility that we currently do not use. That could require us to incur certain tenant improvement expenses.

We own the property subject to a mortgage with an outstanding balance of approximately $3,113,000 at December 31, 2005, payable in monthly installments of approximately $23,700 and bearing interest at an approximate average rate of 6.5%. The Company maintains adequate insurance coverage on the property.

ITEM 3.   LEGAL PROCEEDINGS

On September 14, 2005, we filed suit in District Court, Douglas County, State of Colorado against Roger Hurst and two of our former employees. Our claims against Hurst are based upon alleged breaches of confidentiality and non-compete provisions of contracts between us and Hurst. The Complaint, which also seeks temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against us. On February 13, 2006 he filed a motion to amend his counterclaims and add additional parties. We filed a Response requesting that the court deny Hurst’s Motion to Amend. The Amended Counterclaims contend, among other things, that we terminated Hurst without cause and have therefore breached an employment agreement with Hurst, and that the individual members of the Board of Directors each conspired with us to breach his employment agreement. We and the individual members of the Board of Directors believe Hurst’s position with respect to these Counterclaims, as amended (if the court grants the motion to amend) is unfounded and without merit. Hurst is seeking payment of his annual salary of $100,000 per year, or alternatively his removal as guarantor on certain of our liabilities and immediate repayment of the amounts owed to Hurst under a promissory note, plus other damages to be determined at trial. We intend to vigorously prosecute its claims and defend against Hurst’s counterclaims.

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against us. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations’ services between us and SGI. We filed an answer and counter claims against SGI on January 25, 2005. We believe SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between us and SGI. SGI is seeking approximately $47,000 in damages. We have filed counter claims seeking approximately $91,000 in damages plus cancellation of 800,000 options issued to SGI that are exercisable to purchase our common stock. To date no actions have been taken regarding this litigation other than responding to requests for the production of documents and the initial depositions in the matter.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2005, we held our 2005 Annual Meeting of Shareholders. At the meeting the following directors were elected to serve until the next annual meeting; or until their successors are elected and qualified:

Name	Shares FOR	WITHHOLD Authority To Vote
Richard Donnelly	10,351,646	2,007,938
Douglas I. Hepler	11,897,581	462,533
Gregory Pusey	9,892,377	2,467,207
Gail S. Schoettler	10,351,350	2,008,234
David Welch	11,897,581	462,003

Other Proposals:

Proposal	Shares FOR	Shares AGAINST	ABSTAIN

Amendment to the Company's Articles
of Incorporation to Change the
Company's Name to "AspenBio Pharma,
Inc."	11,899,598	459,631	355

Amendment to the Company's Articles
of Incorporation to Increase the
Number of Authorized Shares of Common
Stock to 60,000,000 from 30,000,000	9,884,810	2,472,923	1,851

Amendment to the Company's Articles
of Incorporation to Permit
Shareholder Action by Written Consent	7,999,265	2,010,410	460,152

Approval for the Restructuring of the
Company by Creating a Holding Company	7,969,525	2,469,108	31,194

Amendment to the Company's 2002 Stock
Incentive Plan Increasing the Common
Shares Reserved Under the Plan to
3,500,000 from 1,250,000	7,954,802	2,501,292	13,733

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is traded on the over-the-counter bulletin board system operated by NASDAQ under the symbol “APNB.OB. The following table sets forth, for the periods indicated, the high and low closing prices of our shares, as reported by Prophet.net. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transaction.

Quarter ended	High	Low
March 31, 2005 June 30, 2005 September 30, 2005 December 31, 2005 March 31, 2004 June 30, 2004 September 30, 2004 December 31, 2004	$0.85 $0.95 $0.86 $1.09 $1.70 $1.60 $1.25 $0.95	$0.51 $0.63 $0.63 $0.60 $1.07 $1.20 $0.64 $0.45

        As of April 11, 2006 we had approximately 1,100 holders of record (excluding an indeterminable number of shareholders whose shares are held in street or “nominee” name) of our common stock.

        During the last two fiscal years we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Common Stock will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

        The closing bid price of our Common Stock on April 11, 2006 was $1.51 per share.

Recent Sales of Unregistered Securities

        The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which were not registered under the Securities Act.

        During 2005, options for a total of 1,605,000 shares of stock were issued to employees, directors and advisors. The options were subject to vesting requirements, which the Board accelerated to being 100% vested in November 2005. All are exercisable for ten years at various prices ranging from $.60 to $.96 per share. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for these option issuances. No commission or other remuneration was paid on these issuances.

        During the last quarter of 2005, under the 2005 offering agreements, we issued 190,805 additional shares of its common stock to investors in the 2005 offering as additional shares in settlement for our delay in meeting certain registration requirements. The Company relied on the exemption under section 4(2) of the Act for these share issuances. No commission or other remuneration was paid on these issuances.

        On December 1, 2005, we engaged a consultant to perform certain financial public relations services. The consultant was granted warrants to purchase up to 90,000 shares of stock, vesting in 15,000 share increments monthly, at a price of $1.00 per share. Subsequent to December 31, 2005, the agreement was extended for up to an additional year, granting up to an additional 180,000 warrants to purchase shares of stock at $1.80, vesting at the rate of 15,000 per month, during the term of the agreement. The warrants have a three year term from the month of issuance. The Company relied on the exemption under section 4(2) of the Act for the warrant issuance. No commission or other remuneration was paid on the warrant issuance.

        On December 23, 2005, our President was granted 75,000 shares of common stock valued at $.96 per share and granted 100,000 options. The options are exercisable at $.96 per share and will vest on July 1, 2006, assuming certain sales are achieved. The Company relied on the exemption under section 4(2) of the Act for these share and option issuances. No commission or other remuneration was paid on these issuances.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

        Sales for the year ended December 31, 2005 totaled $860,000, which is a $56,000 or 7% increase from the year ended December 31, 2004. Included in this sales figure is $40,000 representing sales of the Recombinant Equine LH (Luteinizing Hormone). Sales vary due to timing of customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At December 31, 2005, we had received customer orders totaling approximately $198,000, of which one customer represented 65%. These open orders are not included in the sales for the twelve months ended December 31, 2005, but will be produced and shipped in 2006.

     Cost of sales for the year ended December 31, 2005 totaled $509,000, a $33,000 or 6.9% increase as compared to the 2004 period. The change in cost of sales resulted from increased expenses incurred as a result of additional personnel being added and an increase in raw materials. Gross profit percentage increased to 40.9% in the year ended December 31, 2005, as compared to 40.8 % in the 2004 period. The change is attributable to the increased margin on the sale of the Company’s newest product the Recombinant Equine LH (Luteinizing Hormone).

        Selling, general and administrative expenses in the year ended December 31, 2005, totaled $1,385,000, which is a $272,000 or 24.4% increase as compared to the 2004 period. The increase is primarily attributable to a combination of additional personnel on staff, higher operating expenses in our new facility and costs of contracts and capital raised. Included in this figure is the cost for legal services, which increased $60,000, or 48%, in 2005 primarily due to litigation involving our former President, Roger Hurst. During 2005 operating expenses included $19,000 in amortization expenses relating to a one-year consulting contract which was signed in January 2004 and was fully amortized in January 2005. The corresponding 2004 amortization expense was $426,000.

        Research and development expenses in the year ended December 31, 2005 totaled $850,000, which is a $289,000 or 51.5% increase as compared to the 2004 period. The increase is due primarily to an increase in outsourced contract development services. Costs were primarily attributable to current technologies being developed, which include the bovine pregnancy tests as well as equine and bovine pregnancy enhancement products.

        Interest expense for the year ended December 31, 2005, decreased to $255,000 or $69,000 less as compared to the $323,000 for the 2004 year. The decrease was primarily due to lower debt levels following the equity offerings that were closed in 2005, providing additional working capital.

        No income tax benefit was recorded on the loss for the year ended December 31, 2005, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2005, the Company had a net operating loss for income tax purposes of approximately $6,800,000, expiring through 2025.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2005, we had working capital of $1,890,000, and a cash balance of $1,981,000. We reported a net loss of $2,114,000 during the year ended December 31, 2005, which included non-cash depreciation and amortization expense of $250,000 and a charge of $214,000 for common stock and options issued for services. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. We plan to also continue to fulfill the requirements under the global development and distribution agreement signed in March 2003 with Merial, to accomplish the milestones and successful completion of the open cow test to receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and we are attempting to achieve its requirements in the next few months under the agreement. Due to delays in producing a test, we expect the contract to be renegotiated, when and if, the product is successfully completed. We are also focused on generating increased product sales from its base antigen business as well as sales from products currently in late stage development. Now that we have improved working capital balances, we plan to keep adequate inventory on hand to attempt to avoid delays previously experienced in our ability to fill orders for the antigen business.

        Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2006, are anticipated to total approximately $30,000 to $60,000.

        We anticipate that spending for research and development for the fiscal year ending December 31, 2006, will increase appreciably as development of our primary drug products accelerates. The primary expenditures will be to continue to fund development costs in support of the current pipeline products in development as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the open cow test as well as equine and bovine pregnancy enhancement drug products and the appendicitis test. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

        We have a permanent mortgage facility on our land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder (our former president). The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700.

        We have a 6% note payable to a stockholder (our former president) under a note totaling $706,320, at December 31, 2005. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance due as of June 2008.

        Subsequent to December 31, 2005, we have generated cash proceeds of approximately $1,571,000 from the sale of common shares and the exercise of options and warrants. We completed the sale of 1,020,000 common shares generating $1,428,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. The holders of 138,180 warrants and options also have exercised their holdings to generate cash proceeds of approximately $143,000.

        In September 2005 the Company terminated the employment of Roger Hurst as well as the employment of two other employees in the antigen division. Hurst currently holds approximately 11% of our outstanding common stock and is a significant creditor and guarantor on certain of our debt. On September 14, 2005, we filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees. Our claims against Hurst are based upon alleged breaches of confidentiality and non-compete provisions of contracts between us and Hurst. The Complaint, which also seeks temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with our business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against us. The Counterclaims contend, among other things, that we terminated Hurst without cause and have therefore breached an employment agreement with Hurst. We believe Hurst’s position with respect to these Counterclaims is unfounded and without merit. We intend to vigorously prosecute its claims and defend against Hurst’s counterclaims. While we believe his allegations are unfounded and intend to continue with our claims against him, litigation is unpredictable. An adverse ruling against us could result in us being required to accelerate payments under the outstanding note due him. As a result of this litigation we also expect out expenses for professional fees to be significantly higher in the upcoming quarters as well.

        On October 3, 2005, we entered into an agreement with Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) for the development \ manufacture of initial batches of our EquiPure LH™ product for the FDA approval process. The ultimate goal of this development process is to establish cGMP manufacturing methods required for those products in which we are seeking FDA approval. This means that our contract manufacturing partner requires full cGMP facility validation by FDA. Currently Cardinal Health does not meet full cGMP requirements and our agreement for cGMP manufacture of EquiPure LH has been cancelled. We are in late discussions with other potential manufacturing partners who do meet full cGMP requirements and are capable of large-scale manufacturing batches of our recombinant drugs and can economically manufacture them to hopefully produce materials at an acceptable cost of goods. Current discussions indicate that we can anticipate cGMP manufacturing costs in line with what we were being charged by Cardinal Health from the leading candidate companies we are currently negotiating with. We expect to have a new partnership agreement for final cGMP manufacturing sometime during the second quarter of 2006.

        On October 23, 2005, we entered into an agreement with Cardinal Health for the development \ manufacture of initial batches of our BoviPure FSH™ product.

         During November 2005 the Board of Directors reviewed the status of certain employee benefits and concluded in light of recent changes that had occurred at the Company and as a means of rewarding individuals for their efforts and accomplishments, it was in the best interests of the Company to accelerate the vesting of the remaining unvested employee and director options to have them be 100% vested as of the November 3, 2005 meeting of the Directors. The accelerated vesting affected options with respect to approximately 411,000 shares of the Company's common stock. Had the option vesting not been accelerated in 2005, the Company would have reported additional noncash expense of approximately $285,000 in 2006, $100,000 in 2007 and $3,000 in 2008.

        For at least the first part of 2006, we expect to continue to incur cash losses from operations. While recent increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. We plan to bridge such cash shortfalls in 2006 include the following:

1.	Obtain additional funding.

2.	Explore revenue opportunities from licensing, partnering or limited research product sales of one or more of the new drugs under development.

3.	Continue to refine and develop the bovine early pregnancy test to achieve the milestones as anticipated to be required under the Merial agreement and reach a "re-start" agreement of the dates with Merial on that agreement, to provide the Company with milestone payments.

4.	Depending upon the timing and magnitude of cash flow needs, attempt to reach agreements with key employees and stockholders to defer all or a portion of compensation and loan payments to such parties.

Operating Activities

        Net cash consumed by operating activities was $1,610,000 during the year ended December 31, 2005. Cash was consumed by the loss of $2,114,000, less non-cash expenses of $464,000 for stock and options issued for services and depreciation and amortization, including $19,000 associated with the amortization of the consulting agreement signed in January 2004. Higher operating expenses generally accounted for the majority of the loss increase. An increase in accounts receivable of $69,000, net of increases of $181,000 in inventories and a net increase of $34,000 in prepaid expenses and other current assets. Additionally, there was a net increase of $323,000 in accounts payable and accruals.

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

Investing Activities

        Net cash outflows from investing activities consumed $198,000 during the year ended December 31, 2005. The outflow was attributable to purchases of property and equipment and intangibles.

        Net cash outflows from investing activities consumed $138,000 during the year ended December 31, 2004. The outflow was primarily attributable to purchases of property and equipment and intangibles.

Financing Activities

        Net cash inflows from financing activities generated $3,211,000 during the year ended December 31, 2005. The Company received net proceeds of $3,362,000 from the sale of common stock during 2005. During 2005, the Company repaid $151,000 under its debt agreements.

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

        Long-Lived Assets: The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company’s long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value to the present value of its expected cash flows or future value. For the years ended December 31, 2005 and 2004, the required annual testing resulted in no impairment charge.

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

Recently Issued Accounting Pronouncements:

        In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”) . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We continue to evaluate the provisions of the standard and based upon initial computations of options granted to date, we anticipate the non-cash expense in 2006 being recorded under the standard will not be material. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

ITEM  7.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AspenBio Pharma, Inc.

We have audited the accompanying balance sheet of AspenBio Pharma, Inc. (formerly AspenBio, Inc.), (“the Company”) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AspenBio Pharma, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

GHP HORWATH, P.C.

/s/ GHP Horwath, P.C.

Denver, Colorado
March 15, 2006, except for Note 11 as to which the date is April 10, 2006

AspenBio Pharma, Inc.
Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash	$1,980,890
Accounts receivable, net (Note 10)	265,111
Inventories (Note 3)	383,151
Prepaid expenses and other current assets	34,338

Total current assets	2,663,490

Property and equipment, net (Notes 4 and 6)	3,431,678

Other assets:
Goodwill	387,239
Other intangibles (Note 5)	605,231

Total other assets	992,470

Total assets	$7,087,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$461,131
Accrued expenses (Note 6)	143,961
Current portion of notes payable:
Mortgage note (Note 6)	81,165
Related party (Note 6)	79,792
Installment obligation	7,452

Total current liabilities	773,500

Mortgage note payable, less current portion (Note 6)	3,031,528
Note payable, related party (Note 6)	626,528
Installment obligation, less current portion	33,890
Deferred revenue (Note 2)	200,000

Total liabilities	4,665,446

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 7 and 8):
Common stock, no par value, 60,000,000 shares authorized;
16,055,318 shares issued and outstanding	9,496,349
Accumulated deficit	(7,074,157)

Total stockholders' equity	2,422,192

Total liabilities and stockholders' equity	$7,087,638

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Years ended December 31,

	2005	2004
Sales	$859,921	$804,101
Cost of sales	508,612	475,676

Gross profit	351,309	328,425

Operating expenses:
Selling, general and administrative	1,384,858	1,113,142
Amortization of consulting contract	18,542	426,458
Research and development	850,137	561,141

Total operating expenses	2,253,537	2,100,741

Operating loss	(1,902,228)	(1,772,316)

Other income (expense):
Interest expense	(255,116)	(323,824)
Interest income	43,555	4,564

Total other (expense)	(211,561)	(319,260)

Net loss	$(2,113,789)	$(2,091,576)

Basic and diluted loss per share	$(.15)	$(.19)

Basic and diluted weighted average
shares outstanding	14,388,484	10,935,928

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2005 and 2004

	Common Stock		Accumulated
	Shares	Amount	deficit	Total
Balance, December 31, 2003	10,102,031	$2,712,035	$(2,868,792)	$(156,757)

Stock options issued for consulting
agreement and services	—	500,872	—	500,872

Common stock surrendered upon
agreement termination	(5,000)	(5,650)	—	(5,650)

Common stock issued for cash, net of
offering expenses of $370,562	3,354,285	2,564,438	—	2,564,438

Common stock contributed by stockholder
for equity offering	(1,896,757)	—	—	—

Common stock issued for services
and license agreement	158,584	148,000	—	148,000

Net loss for the year	—	—	(2,091,576)	(2,091,576)

Balance, December 31, 2004	11,713,143	5,919,695	(4,960,368)	959,327

Common stock issued for cash, net of
offering expenses of $195,590, (including
190,805 shares issued in settlement for delay)	4,256,975	3,362,302	—	3,362,302

Common stock issued for consulting
and compensation services	85,200	79,650	—	79,650

Stock options issued for services	—	134,702	—	134,702

Net loss for the year	—	—	(2,113,789)	(2,113,789)

Balance, December 31, 2005	16,055,318	$9,496,349	$(7,074,157)	$(2,422,192)

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Years ended December 31,

	2005	2004
Cash flows from operating activities
Net loss	$(2,113,789)	$(2,091,576)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	249,927	673,015
Stock and options issued for services	214,352	73,872
(Increase) decrease in:
Accounts receivable	(68,655)	(175,107)
Inventories	(180,748)	57,569
Prepaid expenses and other current assets	(34,338)	13,068
Increase (decrease) in:
Accounts payable	320,600	68,457
Accrued liabilities	2,064	8,434

Net cash used by operating activities	(1,610,587)	(1,372,268)

Cash flows from investing activities
Purchases of property and equipment	(55,281)	(30,256)
Patent and trademark application costs	(142,386)	(108,185)

Net cash used by investing activities	(197,667)	(138,441)

Cash flows from financing activities
Proceeds from the issuance of notes payable	—	62,857
Repayment of notes payable	(151,263)	(686,613)
Proceeds from issuance of common stock	3,362,302	2,564,438

Net cash provided by financing activities	3,211,039	1,940,682

Net increase in cash	1,402,785	429,973

Cash at beginning of year	578,105	148,132

Cash at end of year	$1,980,890	$578,105

Continued

AspenBio Pharma, Inc.
Statements of Cash Flows (Continued)
Years ended December 31,

	2005	2004
Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$262,600	$294,168

Schedule of non-cash investing and
financing transactions:
Equipment acquired for installment obligation	42,000	—
Common stock issued pursuant to license agreement	—	130,000
Value of 5,000 common shares
contributed by stockholder	—	5,650

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Notes to Financial Statements

1.	Organization and summary of significant accounting policies:

Nature of operations:

AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) was organized on July 24, 2000, as a Colorado corporation. During November 2005, the Company’s name was changed to AspenBio Pharma, Inc., from AspenBio, Inc. AspenBio Pharma is a biotechnology company that operates a base business as a purifier of human and animal antigens, manufacturing approximately 30 products. The current revenue producing products, purified human antigens, are used as standards and controls in diagnostic test kits, antibody purification and in research projects.

The Company’s research and development activities consist primarily of the bovine pregnancy test, equine and bovine pregnancy enhancement drug products and a test being developed to diagnose appendicitis status.

During 2006 the Company expects to continue to incur cash losses from operations. While recent increases in revenues will provide limited additional cash flow from such sales margins, additional expenses from the hiring of our new President \ CEO and expenses for contract services in product development will more than offset these amounts. The Company’s plans to bridge such cash shortfalls in 2006 include the following:

1.	Obtain additional funding. (See Note 11 — Subsequent Events, for additional information on funding obtained subsequent to year end.)

2.	Explore revenue opportunities from licensing, partnering or limited research product sales of one or more of the new drugs under development.

3.	Continue to refine and develop the bovine early pregnancy test to achieve the milestones as anticipated to be required under the Merial agreement and reach a "re-start" agreement of the dates with Merial on that agreement, to provide the Company with milestone payments.

4.	Depending upon the timing and magnitude of cash flow needs, attempt to reach agreements with key employees and stockholders to defer all or a portion of compensation and loan payments to such parties.

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

Accounts receivable balances are stated net of allowances for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company's large clients could have an adverse and material effect on the collectibility of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company's statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts. Accounts receivable are stated net of an allowance for doubtful accounts of approximately $1,600 at December 31, 2005.

1.	Organization and summary of significant accounting policies (continued):

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the antigen business raw material purchases. There are several suppliers for our antigen raw material, however in 2005 and 2004 substantially all of our purchases, however, were made from two suppliers. Management believes that its relationships with these two suppliers is strong; however if necessary these relationships can be replaced. If the relationships were to be replaced they may be a short term disruption to operations, a period of time in which products would not be available and additional expenses may be incurred.

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

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2005.

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

Income taxes:

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

Stock-based compensation:

SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has provided pro forma disclosures of net income as if the fair value based method of accounting for stock-based compensation, as prescribed by SFAS No. 123, had been applied. Options issued to non-employees or directors for services are accounted for in accordance with SFAS No. 123. During the fourth quarter of 2005, the Company accelerated the vesting of outstanding options to purchase 411,000 shares of common stock. The exercise price of these options exceeded the estimated fair value of the stock on the date of acceleration and accordingly, under APB No.25, no accounting entry was recorded. Had the option vesting not been accelerated in 2005, the Company would have reported additional noncash expense of approximately $285,000 in 2006, $100,000 in 2007 and $3,000 in 2008.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, a dividend yield of 0%; risk-free interest rates of 4.4 — 4.82% and 4.4%; an expected life ranging from 5-10 years; and an expected volatility of 121% and 113%, respectively. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

	2005	2004
Net loss, as reported	$(2,114,000)	$(2,092,000)
Deduct: Total stock-based employee compen-
sation expense determined under fair value
based method for awards granted, modified
or settled, net of related tax effects	(1,306,000)	(447,000)

Pro forma net loss	$(3,420,000)	$(2,539,000)

Loss per share:
Basic and diluted - as reported	$(0.15)	$(0.19)
Basic and diluted - pro forma	$(0.24)	$(0.23)

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

Comprehensive income:

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income, which includes certain items not reported in the statement of income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended December 31, 2005 and 2004, the Company did not have any components of comprehensive income to report.

1.	Organization and summary of significant accounting policies (continued):

Recently issued accounting pronouncements:

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”) . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Had the option vesting not been accelerated in 2005, the Company would have reported additional noncash expense of approximately $285,000 in 2006, $100,000 in 2007 and $3,000 in 2008. We continue to evaluate the provisions of the standard and based upon initial computations of options granted to date, we anticipate the non-cash expense in 2006 being recorded under the standard will not be material. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

2.	Global Development and Distribution Agreement \ Deferred Revenue

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s new, patent-pending diagnostic blood test. The test is designed to be used approximately 21 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio Pharma determined that the results of its large-scale field trial were not proceeding as anticipated. The results continue to be analyzed and modifications to the test are ongoing. AspenBio Pharma believes improvements to the test need to be achieved. Accordingly, the test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also has been delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the test results or the product. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by the third party must be refunded on a pro-rata basis.

3.	Inventories:

Inventories consisted of the following at December 31, 2005:

Finished goods	$76,005
Goods in process	133,153
Raw materials	173,993

$383,151

4.	Property and equipment:

Property and equipment consisted of the following at December 31, 2005:

Land and improvements	$1,107,508
Building	2,589,231
Lab equipment	524,044
Office and computer equipment	82,511

4,303,294
Less accumulated depreciation	871,616

$3,431,678

5.	Intangibles and other assets:

Intangible and other assets consisted of the following at December 31, 2005:

Patents and trademarks and applications, net of accumulated	$561,314
amortization of $6,658
Deferred loan costs, net of accumulated
amortization of $13,167	43,917

$605,231

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Loan and deferred consulting costs are being amortized over the term of the related agreements using the straight-line method.

6.	Debt Agreements:

Note Payable —Related Party:

During June 2003, the Company’s largest stockholder and former president agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are being made, with the then remaining balance due June 2008. Principal payments of $80,000 are due in 2006, $74,000 in 2007 and the then remaining balance due in 2008.

During the years ended December 31, 2005 and 2004, interest expense of approximately $42,000 and $58,000, respectively, was incurred on notes payable to the stockholder. At December 31, 2005, accrued interest expense, due to the stockholder was approximately $1,300 and is included with accrued expenses on the accompanying balance sheet.

During April 2004 a stockholder advanced the Company $51,360 under a ninety-day unsecured note, bearing interest at 10%. Proceeds from the note were used for corporate obligations. The note and accrued interest of $1,398, was repaid in July 2004.

Mortgage and installment notes:

The Company has a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the effective rate for 2005 and 2004 and the SBA portion bears interest at the rate of 4.42%. The loan requires total monthly payments of approximately $23,700. At December 31, 2005 the outstanding balance under the mortgage totaled $3,112,693. The mortgage requires minimum annual principal payments of approximately $81,200 in 2006, $86,400 in 2007, $91,000 in 2008, $96,700 in 2009, 106,200 in 2010 and $2,651,200 thereafter, through the life of the loan.

Credit Agreement:

The Company had a $150,000 revolving line of credit agreement with a bank that matured on April 30, 2005, which bore interest at the prime rate plus 1% (with an interest rate floor of 6.5%). The line of credit was collateralized by the assets of the Company and guaranteed by former President of the Company. At maturity no balance was outstanding on the line of credit. The Company and the bank mutually agreed not to renew the line of credit.

7.	Stockholders’ Equity:

During the first quarter of 2004, the Company sold 457,143 shares of common stock at $.875 per share. The investors were also granted warrants to purchase 457,143 shares of common stock at $1.50 per share.

During the first quarter of 2004, a previous consulting agreement was amended whereby the consultant agreed to terminate 50,000 options that the Company had agreed to issue and 5,000 common shares previously issued to the consultant were returned to the Company.

During 2004, the Company issued a total of 158,584 common shares for rights and services. The shares were valued at their fair market value when issued, which totaled $148,000. Included in such issuances were 138,298 shares (plus a cash payment of $60,000) issued to a university, providing the Company with rights to the university’s patent rights for specified animal health uses

The Company closed on $2,535,000, ($1,247,500 on July 21, 2004 and $1,287,500 on August 19, 2004) under a Private Placement of unregistered Units (consisting of 20,000 common shares and 20,000 warrants exercisable for three years at $1.50/ share for $17,500 per Unit) through its placement agent. The purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. As a result of that funding, under an agreement previously entered into with the Company’s former president and significant shareholder, the shareholder contributed 1,896,757 common shares he owned of the Company, back to the Company for no consideration, which reduced the outstanding shares by that amount.

The Company entered into a consulting agreement in July 2005 whereby a consultant was granted 10,200 shares of stock at $.75 per share for a total of $ 7,650.

The Company closed on $3,557,892 in 2005 under a Private Placement of unregistered Units (consisting of 4,066,170 shares and a total of 4,465,922 warrants exercisable for five years at $1.35 per share) through its placement agent. The purpose of this was to raise funds for working capital, new product development, and general corporate purposes. During the last quarter of 2005, under the 2005 offering agreements, the Company issued 190,805 shares of its common stock to investors as additional shares in settlement for the Company’s delay in meeting certain registration requirements. The additional shares which were issued were made to reflect the estimated difference in fair values to the investors, between registered and unregistered securities. The registration requirements were fully met in October 2005.

On December 23, 2005, 75,000 shares of stock were issued to Richard Donnelly, President, valued at for $0.96 per share as part of his 2005 compensation.

At the Company’s Annual Meeting of its shareholders held in November 2005, an amendment to the Company’s Articles of Incorporation was approved to increase the number of authorized shares of Common Stock to 60,000,000 from 30,000,000.

8.	Stock Options and Warrants:

Stock options:

The Board of Directors of the Company has adopted the 2002 Stock Incentive Plan for the benefit of certain employees and consultants. The Company has reserved a total of 3,500,000 shares, (as amended), of its common stock for issuance pursuant to the exercise of options to be granted. An Option Committee of the Board of Directors administers the Plan. The exercise prices of the options granted are determined by the Option Committee and are established at the estimated fair value of the Company’s common stock at the date of grant. The Option Committee determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed 10 years. To date all options granted under the Plan, at the dates of the grants, the exercise prices of the options were equal to the estimated fair value of the Company’s common stock, therefore, no compensation expense, other than that for options granted to the Company’s advisory board, has been recorded for the options granted.

A summary of the status of the Company’s stock options as of December 31, 2005 and 2004, and changes during the years then ended, is presented below:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,585,000	$1.04	260,000	$1.45

Granted	1,615,000	$.78	1,375,000	$.96

Forfeited	(315,000)	$1.21	(50,000)	$1.25

Outstanding, end of year	2,885,000	$.85	1,585,000	$1.04

Options exercisable, end of year	2,498,318	$.88	170,001	$1.32

Prior to the establishment of the 2002 Stock Incentive Plan, on August 1, 2001, the Board of Directors granted stock options to two directors to acquire a total of 200,000 shares for $1 per share. The options were fully vested on December 31, 2001 and expire August 1, 2006.

Included above, in options granted under the Company’s 2002 Stock Incentive Plan are 615,000 options (475,000 in 2004 and 140,000 in 2005) granted to the Company’s advisory board and outside consultants. Operating expenses for the years ended December 31, 2005 and 2004 include $134,702 and $55,872, respectively, representing the estimated vested value of those options for each year.

Common stock purchase warrants:

Through December 31, 2005, in addition to the stock options discussed above, the Company has issued warrants in connection with debt offerings, loan and guaranty agreements, as well as consulting agreements. Following is a summery of the terms of the warrant agreements that are outstanding as of December 31, 2005:

Type	Notes	Quantity	Exercise price	Issue date	Expire date
Consulting warrants		830,000	$1.00	12-28-01	1-1-07
2002 Loan warrants		375,000	$1.50	7-5-02	7-5-07
2003 Loan warrants		250,000	$1.50	8-1-03	6-1-08
2003 Offering warrants		631,662	$1.50	9-30-03	6-1-06
2004 Consulting warrants	(1)	800,000	$1.07	1-15-04	1-15-09
2004 Offering warrants		3,933,715	$1.50	82,004	7-30-09
2005 Offering warrants		4,465,922	$1.35	5-5-05	5-5-10
2005 Consulting warrants	(2)	90,000	$1.00	12-1-05	12-1-08

(1)	The 2004 consulting warrants are the subject of a dispute as discussed in Note 10.
(2)	The 2005 consulting warrants vest at the rate of 15,000 per month over the six-month term of the agreement. The agreement was subsequently extended as discussed in Note 10.

9.	Income Taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2005	2004
Federal income tax expense (benefit) at 34%	$(719,000)	$(711,000)
State income tax net of federal tax effect	(70,000)	(69,000)
Permanent items	7,000	(3,000)
Valuation allowance	782,000	783,000

	$—	$—

As of December 31, 2005 the Company has net operating loss carry forwards of approximately $6,800,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2025. A valuation allowance was recorded at December 31, 2005 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets (liabilities):
Net operating loss carry forwards	$2,319,000
Accounts receivable	1,000
Property and equipment	(12,000)
Goodwill	(11,000)
Deferred revenue	68,000

Deferred tax asset	2,365,000
Valuation allowance	(2,365,000)

Net current deferred tax asset	$—

10.	Commitments and Contingencies:

At December 31, 2005, one customer accounted for 63% of total accounts receivable. One customer accounted for 58% and 52% of total net sales for the years ended December 31, 2005 and 2004. A second customer accounted for 18% of total net sales for the year ended December 31, 2004.

Consulting Agreements:

During July 2005 the Company entered into an agreement with a consultant for product development services, for a term of twelve months at the rate of $3,200 per month. The consultant was also granted 10,200 shares of stock of stock at $.75 per share for a total of $ 7,650.

Effective December 1, 2005, the Company entered into an agreement with a consultant to provide financial public relations for the Company for a term of six months at the rate of $5,000 per month. The consultant was granted warrants to purchase 90,000 shares of common stock at $1.00 per share vesting at the rate of 15,000 per month over the six month term of the agreement. In March 2006 the agreement was extended for up to an additional twelve months and granted the consultant warrants for an additional 180,000 shares of common stock at $1.80 per share vesting at 15,000 per month. The warrants expire three years from the date of vesting.

In December 2005, AspenBio Pharma entered into a one year sales agreement with a Colorado based sales organization to promote certain of the Company’s veterinary products. The Company agreed to pay the organization a sales commission of 20% of specified sales per month. The sales organization is affiliated with the Company’s President. For the month of December 2005, sales commissions payable to the sales organization totaled approximately $8,000.

Development and license agreements:

The Company has entered into three agreements with separate universities, under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell developed products. Under the agreements, the Company is obligated to make certain minimum annual payments totaling $45,000, plus milestone payments, as defined, based on a percentage of sales of the products. Under one of the agreements entered into in 2004, the Company acquired rights to the university’s patent portfolio for use in the animal health industry for a total cost of $190,000, of which $60,000 was paid in cash and $130,000 was paid in Company common shares and the Company agreed to fund $46,550, which has now been paid for consulting and research assistance on one of the Company’s products in development.

The Company entered agreements with Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) for the development \ manufacture of initial batches of our recombinant single-chain products. This development and initial manufacturing process will assist in the development methods required for those products in which we are seeking FDA approval. The Company’s financial commitment under these agreements requires payments to be made depending upon certain results and associated costs. The range of payment remaining under agreements previously signed totals approximately $300,000. The Company with 30 days notice and without future obligations may terminate the agreements.

Employment agreements:

The Company has entered into an employment agreement with its President requiring minimum annual compensation of $200,000 through 2006.

Contingencies:

On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Roger Hurst and two former employees of the Company. The Company’s claims against Hurst are based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, which also seeks temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. On February 13, 2006 he filed a motion to amend his counterclaims and add additional parties. The Company filed a Response requesting that the court deny Hurst’s Motion to Amend. The Amended Counterclaims contend, among other things, that the Company terminated Hurst without cause and has therefore breached an employment agreement with Hurst, and that the individual members of the Board of Directors each conspired with the Company to breach his employment agreement. The Company and the individual members of the Board of Directors believe Hurst’s position with respect to these Counterclaims, as amended (if the court grants the motion to amend) is unfounded and without merit. Hurst is seeking payment of his annual salary of $100,000 per year, or alternatively his removal as guarantor on certain of the Company’s liabilities and immediate repayment of the amounts owed to Hurst under a promissory note, plus other damages to be determined at trial. The Company intends to vigorously prosecute its claims and defend against Hurst’s counterclaims.

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against the Company. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations’ services between SGI and the Company. The Company filed an answer and counter claims against SGI on January 25, 2005. Management believes SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between the Company and SGI. SGI is seeking approximately $47,000 in damages. The Company has filed counter claims seeking approximately $91,000 in damages plus cancellation of 800,000 warrants issued to SGI that are exercisable to purchase the Company’s common stock. To date no actions have been taken regarding this litigation other than responding to requests for the production of documents and the initial depositions in the matter.

11.	Subsequent Events:

Subsequent to December 31, 2005, we received cash proceeds of approximately $1,615,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering sale of 1,020,000 common shares generating $1,428,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. The holders of 173,780 warrants and options also have exercised their holdings to generate cash proceeds of approximately $187,000.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The following table sets forth names and ages of all executive officers and directors of the Company:

Name	Age	Position
Richard G. Donnelly Gregory Pusey Gail S. Schoettler Douglas I. Hepler David E. Welch Jeffrey G. McGonegal	47 54 62 59 59 54	President, Chief Executive Officer and Director Chairman, Secretary and Director Director Director Director Chief Financial Officer

Richard G. Donnelly was elected President, Chief Executive Officer and as a director, in January 2005. From September 1999 to December 2004, Mr. Donnelly served in senior marketing positions with Heska Corporation, including most recently as Senior Director of Marketing. From January 1993 to September 1999, Mr. Donnelly served as Director of Marketing for the Fort Dodge division of Wyeth Inc., (American Home Products). Mr. Donnelly holds a three-year diploma in Animal Science from St. Lawrence College.

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

Gail S. Schoettler served as a U.S. Ambassador from 1999 to 2000, Colorado Lt. Governor from 1995 to 1999, and Colorado State Treasurer from 1987 to 1995. She was a trustee of the Public Employees Retirement Association, Colorado’s $27 billion pension fund, for eight years. Ambassador Schoettler was a founder and director of two banks and currently helps manage her family’s ranching, vineyard and real estate businesses. She speaks internationally on politics and business and writes a column for The Denver Post. She is a trustee of several non-profit organizations and the recipient of the French Chevalier of the Legion of Honor, France’s highest civilian award. Ambassador Schoettler is also a director of CancerVax Corporation, former director, until its sale in February 2005 of AirGate PCS, Inc., and is the chairperson of the board of Fischer Imaging Corp. She also serves on the board of Masergy Communications in Dallas, Texas. She earned her BA with honors in economics from Stanford University and her MA and PhD in history from the University of California at Santa Barbara. Ambassador Schoettler became a director of AspenBio in August 2001.

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

Jeffrey G. McGonegal became Chief Financial Officer of the Company in June 2003 and served as interim President in December 2004 and January 2005. Mr. McGonegal also serves as Senior Vice President — Finance of Advanced Nutraceuticals, Inc., a publicly held company engaged in manufacturing and marketing of vitamins and nutritional supplements and Cambridge Holdings, Ltd., a small publicly held real estate company. Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry and he is also a member of the board of directors of Applied Medical Devices, Inc. and The Rockies Venture Club, Inc. He received a B.A. degree in accounting from Florida State University.

Meetings of the Board and Committees

The Company’s Board of Directors held eighteen meetings during the Company’s year ended December 31, 2005, and three additional meetings through April 11, 2006. Such meetings consisted of consent Directors’ minutes signed by all Directors and actual meetings at which all of the Directors were present in person or by telephone. The Company does not have a formal policy with regard to board members’ attendance at annual meetings, but encourages them to attend shareholder meetings. A minority of our directors then serving attended our last annual meeting of shareholders on November 4, 2005.

There is no arrangement or understanding between any Director and any other person pursuant to which any person was selected as a Director.

Directors of the Company are not paid cash for their services. They do typically receive a stock option upon joining and additional options over time. Greg Pusey receives a salary of $60,000 annually for his active role as Chairman which commenced in September 2003. The directors are reimbursed for all expenses incurred by them in attending board meetings.

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

The audit committee was formed on December 22, 2003, and held four formal meeting during the year ended December 31, 2005. All of the members attended the meeting in person or by telephone. The Board of Directors has adopted a written charter for the audit committee. The audit committee charter is available on our website at www.aspenbioinc.com.

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

Nominating and Corporate Governance Committee ("Nominating Committee") :   All of the Company’s independent directors serve on the Nominating Committee, which consists of: Gail Schoettler (who serves as Chair of the Committee), Douglas Hepler and David Welch. Duties of the Nominating Committee include oversight of the process by which individuals may be nominated to our board of directors. Our Nominating Committee’s charter was adopted by the board of directors on March 17, 2004, and is available on our web site at www.aspenbiopharma.com.

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

The Nominating Committee considers nominees proposed by our shareholders. To recommend a prospective nominee for the Nominating Committee’s consideration, you may submit the candidate’s name by delivering notice in writing to AspenBio Pharma, Inc. c/o Nominating Committee Chair, Gail Schoettler, via email at gailschoettler@msn.com or via first class U.S. mail, at AspenBio Pharma, Inc., 1585 S. Perry Street, Castle Rock, CO 80104.

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

The Nominating Committee has held one formal meeting and taken action by unanimous written consent two times through April 11, 2006. On June 17, 2005 by unanimous consent the Nominating Committee nominated all five directors then serving on our board of directors to stand for reelection. The Company has not engaged the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

Compliance with Section 16 (a) of the Exchange Act – Disclosure of Delinquent Filers

In December 2005 Richard Donnelly missed the timely filing of Form 4 reporting for two transactions made during the last business days of December. Those transactions were subsequently reported on a Form 4 in January 2006.

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
c/o AspenBio Pharma, Inc.
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

Item 10.   EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years ended December 31, 2005, 2004 and 2003 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	FISCAL YEAR COMPENSATION					LONG TERM COMPENSATION
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Securities under Option/SARs Granted #	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compen- sation ($)
Richard G. Donnelly,	2005	$137,500	$72,000	0	600,000	0	0	0
Chief Executive Officer
and Director (1)
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Roger D. Hurst,
Former -Chief	2005	67,436	0	0	0	0	0	0
Executive Officer,
Secretary and
Director (2)
	2004	88,833	0	0	0	0	0	0
	2003	64,500	0	0	0	0	0	0

(1)	In January 2005 Mr. Donnelly joined the Company as President, Chief Executive Officer and was elected to the Company's board. During 2005 he was awarded stock options to acquire 500,000 shares at $0.60 and 100,000 shares at $0.96 per share. During December 2005 the board also granted him 75,000 restricted common shares, valued at that time at $0.96 per share, for a total bonus award of $72,000. During 2005 Mr. Donnelly was also provided temporary living accommodations near the plant at a total cost of approximately $12,200 and coverage under the Company's group medical plan at a total cost of approximately $9,000.
(2)	Mr. Hurst resigned as an officer and director in December 2004. In September 2005 the Company's Board of Directors terminated his employment agreement, for cause, as provided in the agreement.
(3)	For the months of December 2004 and January 2005, in addition to his duties as Chief Financial Officer, Jeffrey McGonegal also served as President. Mr. McGonegal's annual compensation rate is $60,000.

Agreements with Management

We entered into an employment agreement with Richard G. Donnelly, initially providing annual compensation of $150,000. Mr. Donnelly’s compensation was increased to $200,000 per year effective January 2006. The agreement provides for use of their services to the Company for a minimum of one year and automatically renew at the end of each year unless terminated by either party.

Option Grants To Officers

During January 2005, Mr. Donnelly was granted 500,000 stock options, exercisable for ten years at $.60 per share. On December 23, 2005, we issued options to Richard Donnelly to purchase 100,000 shares of stock at $.96 per share 100% vested upon the grant date. These 600,000 options represented 41% of the total options granted to employees in 2005. At the dates of grant, the present values of these options have been estimated to total approximately $375,000. During 2004 none of our named executive officers held any options to purchase our common stock.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values.

The following table shows option exercises by the named executive officers during the fiscal year ended December 31, 2005 and the number and value of unexercised options at December 31, 2005.

Name	Number of Shares Under- lying Options Exercised (#)	Value Realized $	Number of Unexercised Options At Year End (#) Exercisable/ Unexercised	Value of In-the-Money Options at Year End ($) Exercisable/ Unexercisable (1)

Richard G. Donnelly	—	$—	600,000 / 0	$204,000 / $0
Roger D. Hurst	—	$—	0 / 0	$0 / $0

(1)	Based on the price of the common stock of $ 1.00 on December 30, 2005 as reported by OTC BB.

Compensation of Directors.

Other than Gregory Pusey, our directors do not currently receive any cash compensation from us for their services as members of the Board of Directors. Mr. Pusey, the Company’s active Chairman of the Board is paid $60,000 per year for his services, which commenced September of 2003. In March 2005, we issued options to Greg Pusey to purchase 250,000 shares, Doug Hepler was issued 50,000 options and David Welch was issued 50,000 options, all exercisable at $0.80 per share for a ten year term. Gail Schoettler was issued options to purchase 50,000 shares of our common stock at $0.85 per share in March 2005, and an additional 100,000 options granted in November 2005 exercisable at $0.70, also exercisable for ten year terms. In January 2005, we issued options to Richard Donnelly to purchase 500,000 shares at $.60 per share with a ten-year term. All of the options that had been previously granted to Directors, under the Company’s plan were 100% vested in December 2005. On December 23, 2005, we issued options to Richard Donnelly to purchase 100,000 shares of stock at $.96 per share 100% vested upon the grant date.

Benefit Plans.

2002 Stock Incentive Plan

In April 2002, we adopted our 2002 Stock Incentive Plan. The purpose of the plan is to promote our interests and the interests of our shareholders by providing participants a significant stake in our performance and providing an opportunity for the participants to increase their holdings of our common stock. The plan is administered by the Option Committee, which consists of the Board or a committee of the Board, as the Board may from time to time designate, composed of not less than two members of the Board, each of who shall be a director who is not employed by us. The Option Committee has the authority to select employees and consultants (which may include directors) to receive awards, to determine the number of shares of common stock covered by awards and to set the terms and conditions of awards. The plan, as amended authorizes the grant of options to purchase up to 3,500,000 shares of our common stock. We currently have outstanding options to purchase 2,940,000 shares. The options are exercisable at prices ranging from $.61 to $1.50 per share for a term of ten years. In addition to stock options, we may also offer a participant a right to purchase shares of common stock subject to such restrictions and conditions as the Option Committee may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No common stock has been issued pursuant to the plan. On November 30, 2005 the Company granted 260,000 options to employees. These options were 100% vested and are exercisable at $.70 per share for a ten year term.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the 2002 Stock Option Plan as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)

Equity Compensation Plans
Approved by Stockholders	2,940,000	$.85	560,000	3,500,000

Equity Compensation Plans
Not Approved by
Stockholders	—	$.00	—	—

TOTAL	2,940,000	$.85	560,000	3,500,000

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The number of shares outstanding of the Company’s common stock at December 31, 2005 was 16,055,318. The following tables sets forth the beneficial ownership of the Company’s Common Stock as of December 31, 2005 by each Director and each Executive Officer of the Company, by all Directors and Executive Officers as a group, and sets forth the number of shares of Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock. To the knowledge of the Directors and Executive Officers of the Company, as of December 31, 2005, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below.

Name and Address	Number of Shares	Percent

Richard G. Donnelly (1)
2838 Garrett Drive
Fort Collins, CO 80526

Gregory Pusey (2)
106 S. University, No. 14
Denver, CO 80209

Gail S. Schoettler (3)
11855 East Daley Circle
Parker, CO 80134

Douglas I. Hepler (4)
815 Cliff Dr.
McLeansville, NC 27301

David E. Welch (5)
1585 S. Perry Street
Castle Rock, CO 80104

Jeffrey G. McGonegal (6)
1585 S. Perry Street
Castle Rock, CO 80104

All Officers and Directors as a
Group (6 persons)(10)

Talon Opportunity Partners, L. P.
One North Franklin, Suite 900
Chicago, IL 60606(7)

The Peierls Foundation, Inc.
c/o U.S. Trust Company of N.Y.
114 West 47th Street
New York, N.Y. 10036(8)

Roaring Fork
8400 E. Prentice
Suite 745
Greenwood Village, Co. 80111(9)

Roger D. Hurst
1749 S. Peakview Drive
Castle Rock, CO 80109	812,967 1,676,936 365,000 320,000 150,000 540,656 3,865,559 4,625,052 2,771,338 2.339,338 2,005,143	5.0% 10.1% 2.2% 2.0% 0.9% 3.3% 23.4% 16.1% 12.5% 13.6% 12.5%

(1)	Include options to acquire 500,000 shares at $.60 per share, warrants to acquire 57,144 shares for $1.35 per share and options for 100,000 shares at $.96 per share. All options issued to Mr. Donnelly are 100% vested at December 31, 2005.
(2)	Includes 126,486 shares held by his wife, his wife’s IRA account and their children. Mr. Pusey disclaims beneficial ownership of these shares. Also includes the following holdings of Mr. Pusey: (i) 50,413 shares held in Mr. Pusey’s IRA account, and (ii) warrants to purchase 438,571 shares held by Cambridge Holdings Ltd. Mr. Pusey is President, a director and principal shareholder of Cambridge. All options are 100% vested.

(3)	Includes options to purchase 100,000 shares at $1.00 per share, 100,000 shares at $1.47 per share, 50,000 shares at $.85 per share, and 100,000 shares at $.96 per share, all options are 100% vested.
(4)	Includes options to purchase 100,000 shares at $1.50 per share and options to purchase 50,000 shares at $.80 per share, all which are 100% vested. The amount also includes options to purchase 50,000 shares of common stock at $.75 per share each which are held by his wife. Dr. Hepler disclaims any beneficial ownership of these shares and options.
(5)	Includes options which are 100% vested to acquire 100,000 shares at $.76 per share and 50,000 shares at $.80 per share.
(6)	Includes warrants to purchase 100,000 shares at $1.00 per share, options to purchase 60,000 shares at $1.47, options to acquire 140,000 shares at $1.21 per share, options to purchase 100,000 shares at $.75 per share and options to purchase 50,000 shares at $.80 per share. Also includes warrants to purchase 22.858 shares at $1.35 per share. All options and warrants are 100% vested.
(7)	Includes warrants to purchase 1,142,857 shares at $1.50 per share and 1,142,857 shares at $1.35 per share. (Subsequent to December 31, 2005, Talon Opportunity Partners, L. P., disposed of its holdings in the Company.)
(8)	Includes warrants to purchase 1,142,857 shares at $1.35 per share.
(9)	Includes warrants to purchase 1,142,858 shares at $1.35 per share.
(10)	Includes footnotes 1 through 6.

Change of Control

Other than as a result of the exercise a significant portion of the outstanding stock options and warrants, there are no arrangements or agreements which could in the future result in a change of control of the Company.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 12, 2003, we made a consolidated promissory note maturing on June 12, 2008, of all amounts due to Mr. Roger D. Hurst totaling $958,651, at that time. This note, as amended provided for a pre-payment of $200,000 under certain conditions, which were achieved and paid in August 2004. The note is payable in thirty-six monthly payments of $10,000, at which time the then remaining balance will be due.

We had a line of credit of up to $150,000 which expired in April 2005, which was also guaranteed by Mr. Hurst.

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

In December 2005, AspenBio Pharma entered into a one year sales agreement with a Colorado based sales organization to promote certain of the Company’s veterinary products. The Company agreed to pay the organization a sales commission of 20% of specified sales per month. The sales organization is affiliated with the Company’s President. For the month of December 2005, sales commissions payable to the sales organization totaled approximately $8,000.

ITEM 13.     EXHIBITS

(a)	Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (5)
3.2	Bylaws (1)
4.1(a)	Specimen Certificate of Common Stock (1)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.24	Common Stock and Warrant Purchase Agreement dated May 12, 2005. (6)
10.25	Employment Agreement with Richard Donnelly, dated effective February 1, 2005. (7)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.

(2)	Incorporated by reference from the registrant's report on Form 8-K/A on January 10, 2003.

(3)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.

(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.

(5)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005

(6)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.

(7)	Incorporated by reference from the registrant’s Report on Form 8-K, filed January 24, 2005.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2005 and 2004, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2005	2004
Audit Fees	$36,000	$35,500
Audit Related Fees	7,435	4,775
Tax Related Fees	0	0
All Other Fees	0	0

Audit related fees in 2005 relate to assistance with the filing of Form SB-2 and Form 8-K and in 2004 relate to assistance with the filing of Form SB-2 and Form 8-K. All of the services described above were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Pre-Approval Policies and Procedures

The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

SIGNATURES

                In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 14, 2006 by the undersigned thereto.

ASPENBIO PHARMA, INC. /s/ Richard G. Donnelly Richard G. Donnelly, President, Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2006.

/s/ Richard G. Donnelly
Richard G. Donnelly, Chief
Executive Officer and
Director

/s/ Gregory Pusey
Gregory Pusey, Chairman, Secretary
and Director

/s/ Gail S. Schoettler
Gail S. Schoettler, Director

/s/ Douglas I. Hepler
Douglas I. Hepler, Director

/s/ David E. Welch
David E. Welch, Director

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief
Financial Officer

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (5)
3.2	Bylaws (1)
4.1(a)	Specimen Certificate of Common Stock (1)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.24	Common Stock and Warrant Purchase Agreement dated May 12, 2005. (6)
10.25	Employment Agreement with Richard Donnelly, dated effective February 1, 2005. (7)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.

(2)	Incorporated by reference from the registrant's report on Form 8-K/A on January 10, 2003.

(3)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.

(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.

(5)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005

(6)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.

(7)	Incorporated by reference from the registrant’s Report on Form 8-K, filed January 24, 2005.