Form 10QSB
period 2006-03-31
AspenBio Pharma, Inc.
filed 2006-05-12
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of no par value common stock outstanding as of May 9, 2006, was 17,864,212.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO PHARMA, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of March 31, 2006	3

Statements of Operations For the Three
Month Periods Ended March 31, 2006 and 2005	4

Statements of Cash Flows For the Three
Months Ended March 31, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	9

Item 3. Controls and Procedures	13

PART II - Other Information

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits	15

Signatures	15

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheet
March 31, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,504,703
Accounts receivable, net (Note 6)	117,780
Inventories (Note 2)	474,614
Prepaid expenses and other current assets	24,013

Total current assets	2,121,110

Property and equipment, net (Notes 3 and 4)	3,399,873

Other assets:
Goodwill	387,239
Other intangibles	629,826

Total other assets	1,017,065

Total assets	$6,538,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$533,299
Accrued expenses	43,500
Current portion of notes payable:
Mortgage note (Note 4)	82,873
Related party (Notes 4, 8 and 9)	183,500
Installment obligation	7,450

Total current liabilities	850,622

Mortgage note payable, less current portion (Note 4)	3,009,963
Note payable, related party (Notes 4, 8 and 9)	503,317
Installment obligation, less current portion	31,411
Deferred revenue (Note 1)	200,000

Total liabilities	4,595,313

Commitments and contingencies (Notes 8 and 9)

Stockholders' equity (Note 5):
Common stock, no par value, 60,000,000 shares authorized;
16,162,998 shares issued and outstanding	9,667,891
Accumulated deficit	(7,725,156)

Total stockholders' equity	1,942,735

Total liabilities and stockholders' equity	$6,538,048

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Three Months Ended March 31, (Unaudited)

	2006	2005
Sales (Note 6)	$235,817	$150,239
Cost of sales	112,843	103,510

Gross profit	122,974	46,729

Other revenue - fee	50,000	—

Operating expenses:
Selling, general and administrative (includes non cash compensation of $54,071 and $53,542)	469,963	288,690
Research and development	310,937	123,701

Total operating expenses	780,900	412,391

Operating loss	(607,926)	(365,662)

Interest income (expense):
Interest expense	(62,719)	(63,353)
Interest income	19,646	—

Total interest expense, net	(43,073)	(63,353)

Net loss	$(650,999)	$(429,015)

Basic and diluted loss per share	$(.04)	$(.04)

Basic and diluted weighted average
shares outstanding	16,087,303	11,714,163

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Three Months Ended March 31, (Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(650,999)	$(429,015)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	58,742	55,957
Stock and options issued for services	54,071	53,542
(Increase) decrease in:
Accounts receivable	147,331	109,381
Inventories	(91,463)	(4,654)
Prepaid expenses and other current assets	10,325	—
Increase (decrease) in:
Accounts payable	72,168	78,177
Accrued liabilities	(100,460)	(85,497)

Net cash used by operating activities	(500,285)	(222,109)

Cash flows from investing activities
Purchases of property and equipment	(21,856)	(2,012)
Patent and trademark application costs	(29,676)	(11,013)

Net cash used by investing activities	(51,532)	(13,025)

Cash flows from financing activities
Repayment of notes payable	(41,841)	(37,609)
Proceeds from issuance of common stock	117,471	—

Net cash provided by financing activities	75,630	(37,609)

Net (decrease) in cash and cash equivalents	(476,187)	(272,743)

Cash and cash equivalents at beginning of period	1,980,890	578,105

Cash and cash equivalents at end of period	$1,504,703	$305,362

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$62,100	$63,400

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

        INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2006 are not necessarily an indication of operating results for the full year. Certain amounts from the 2005 period have been reclassified to conform to the presentation used in the current period.

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

Note 2 — Inventories

As of March 31, 2006, total inventories consisted of:
Finished goods	$124,459
Goods in process	124,212
Raw materials	225,943

Total inventories	$474,614

Note 3 — Property and Equipment

Property and equipment at March 31, 2006, consisted of the following:
Land and land improvements	$1,107,508
Building	2,589,231
Equipment	628,411

4,325,150
Less accumulated depreciation
and amortization	925,277

Property and equipment, net	$3,399,873

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

During June 2003, the Company’s then largest stockholder agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are to be made, with the then remaining balance due June 2008. Subsequent to March 31, 2006, as discussed in Note 9, in connection with the settlement of litigation with this shareholder, the Company agreed to make an advance principal payment of $100,000 in April 2006. This prepayment has been included with current maturities on this note as of March 31, 2006.

Note 5 — Stockholders’ Equity and Associated Agreements

During the three months ended March 31, 2006, the holders of 107,680 warrants and options exercised their holdings, generating cash proceeds of $117,471.

Included with options granted under the Company’s 2002 Stock Incentive Plan are options to acquire 615,000 shares of common stock cumulatively granted through March 31, 2006, to members of the Company’s advisory board and consultants, exercisable at prices ranging from $.61 to $.93 per share, with various vesting periods up to three years. No options were granted during the three months ended March 31, 2006. Operating expenses for the three months ended March 31, 2006 and 2005, include $31,121 and $27,350, respectively, representing the estimated value of such options calculated based upon the Black-Scholes method. Operating expenses for the three months ended March 31, 2006 and 2005 also include $22,950 and $18,542, respectively, representing the estimated value of warrants granted to an investor relations firm for services calculated based upon the Black-Scholes method. The three months ended March 31, 2005 also includes $7,650 representing the value of restricted shares granted to a consultant.

A summary of the status of the Company’s nonvested options to acquire common shares granted to employees, directors and advisors as of March 31, 2006, and changes during the period ended March 31, 2006 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	451,780	$0.65
Granted	—	—
Vested	(16,665)	0.70
Forfeited	—	—

Nonvested at March 31, 2006	435,115	$0.65

Note 6 — Customer Concentration

At March 31, 2006, one customer accounted for 37% and a second customer accounted for 16%, of total accounts receivable. For the three-month period ended March 31, 2006, the Company had two customers, which represented more than 10% of the Company’s revenues. One customer accounted for approximately 50% of the Company’s sales and the second customer accounted for approximately 16%. For the three-month period ended March 31, 2005, three customers accounted for 37%, 22% and 17% of net sales, respectively.

Note 7 — Stock Based Compensation and Earnings Per Share

AspenBio Pharma currently provides stock-based compensation under the Company’s 2002 Stock Incentive Plan (the “Plan”) that has been approved by its shareholders. Stock options granted under this plan generally vest over three to four years from the date of grant as specified in the plans or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant..

Effective January 1, 2006, AspenBio Pharma adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, AspenBio Pharma accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company had previously adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Through December 31, 2005, the Company had applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, a dividend yield of 0%; risk-free interest rates of 4.2%; an expected life ranging from 5-10 years; and an expected volatility of 116%. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity of options to employees, directors and advisors, for the three months ended March 31, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,940,000	$0.85	8.6	$629,000
Granted	—
Exercised	—
Forfeited	—

Outstanding at March 31, 2006	2,940,000	$0.85	8.5	$2,479,000

Exercisable at March 31, 2006	2,513,218	$0.87		$2,076,000

Due to the fact that there were no options granted during the three months ended March 31, 2006 and all previously granted and outstanding options were fully vested as of December 31, 2005, there was no compensation expense recorded relative to the stock-based employee plans for the three months ended March 31, 2006.

The total fair value of stock options granted to employees that vested during the three months ended March 31, 2006 and 2005 was $0 and $250,000 respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was approximately $10,000 and $0, respectively.

As of March 31, 2006, based upon employee options granted to that point we had no additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net loss and net loss per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005 as indicated below:

2005
Net loss:
As reported	$(429,000)
Recognized stock-based compensation costs, net	—
Fair value method compensation costs, net	(250,000)

Pro forma	$(679,000)

Net loss per share, basic and diluted:
As reported	$(.04)
Pro forma	$(.06)

Note 8 — Termination of Hurst Employment Agreement

In September 2005 the Company terminated the employment of Roger Hurst (“Hurst”) as well as the employment of two other employees in the antigen division. Hurst currently holds approximately 10.4% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst are based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, which also seeks temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and has therefore breached an employment agreement with Hurst.

Subsequent to March 31, 2006 the litigation was settled and all actions dismissed as described in Note 9.

Note 9 — Subsequent Events Resolution of Hurst litigation

On April 14, 2006, the District Court issued a Preliminary Injunction Order granting AspenBio Pharma’s request for injunctions and restraining orders prohibiting Hurst and Newman from using Company trade secrets. This followed the hearing on AspenBio Pharma’s Complaint and Motion for Temporary Restraining Order and Preliminary Injunction.

On April 17, 2006, Hurst and Newman entered into a Settlement Agreement and Release (“Agreement”) and Stipulated Permanent Injunction and Order (“Injunction”) with AspenBio Pharma to settle the litigation between the parties. The Agreement resolves the issues among the parties providing that: (i) the litigation was dismissed; (ii) the parties mutually released each other; (iii) the parties pay their own costs and expenses; and (iv) the Company agreed to make an advance $100,000 payment of principal on the approximate $687,000 note payable, due June 2008, to Hurst, leaving a then remaining balance due of approximately $587,000. The debt guaranties made by Hurst remain in place, and the Hurst employment agreement remains terminated, by virtue of the general release under the Agreement.

The Injunction provides a five year prohibition against Hurst and \ or Newman disclosing, conducting any research, engaging in, participating, or promoting any business which relates to the design, process, procedure, formula, confidential business, or financial information, confidential listing of names, addresses, or telephone numbers relating to certain products and also provides a three year prohibition against them for all other business and products of AspenBio Pharma.

Proceeds from Issuances of Common Stock

Subsequent to March 31, 2006, we received cash proceeds of approximately $2,348,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering of 1,585,714 common shares generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. The holders of 115,500 warrants and options also have exercised their holdings to generate cash proceeds of approximately $128,000.

ITEM 2.

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

        Results of Operations

Comparative Results for the Three-Month Periods Ended March 31, 2006 and 2005

Sales for the three months ended March 31, 2006 totaled $236,000, which is a $86,000 or 57% increase over the 2005 period. This increase was the result of an increase in antigen sales due to timely receipt of raw materials necessary to produce outstanding orders and sales of a new analog product for animal reproduction. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At March 31, 2006, the Company had outstanding customer open orders totaling approximately $16,000, of which one customer represented 72%. These orders will be recorded in sales as the products are produced and shipped. A $50,000 non-refundable exclusive negotiation fee was received during the three months ended March 31, 2006, from a prospective licensee for product rights.

Cost of sales for the three months ended March 31, 2006 totaled $113,000; a $9,000 or 9% increase as compared to the 2005 period. The change in cost of sales resulted from higher production and overhead costs being incurred net of higher sales levels being spread over certain fixed overhead expenses and higher margins on the new revenue sources.

Selling, general and administrative expenses in the three months ended March 31, 2006, totaled $470,000, which is an $181,000 or 63% increase as compared to the 2005 period. The increase relates primarily to approximately $94,000 increased legal fees associated with the Hurst litigation, approximately $32,000 in higher personnel costs due to the hiring of additional personnel and higher wages and increases in general overhead expenses associated with expanded activities and volume. Employee and consultant non-cash equity compensation was virtually unchanged during the quarter and relates primarily to the estimated value of options and warrants granted to advisors and consultants, calculated based upon the Black-Scholes method.

Employee and consultant non-cash equity compensation was virtually unchanged during the quarter and relates primarily to the estimated value of options and warrants granted to advisors and consultants, calculated based upon the Black-Scholes method.

Research and development expenses in the 2006 period totaled $311,000, which is a $187,000 or 151% increase as compared to the 2005 period. The change is due primarily to additional costs incurred on direct costs for product development, primarily being incurred for outsourced contract consulting and development services.

Interest expense for the three months ended March 31, 2006, remained consistent during the period based upon similar average debt levels as compared to the 2005 period. Due to the increase in cash in the 2006 period, interest income of approximately $20,000 was earned in 2006.

No income tax benefit was recorded on the loss for the three months ended March 31, 2006, as management was unable to determine that it was more likely than not that such benefit would be realized.

        Liquidity and Capital Resources

The Company reported a net loss of $651,000 during the three months ended March 31, 2006. At March 31, 2006, the Company had working capital of $1,270,000. Management believes that its current working capital position, including fund raising subsequent to March 31, 2006, is sufficient to continue with the technology development activities and support the current level of operations for the near term. Management plans to also continue to fulfill the requirements under the global development and distribution agreement signed in March 2003 with Merial, to accomplish the milestones and successful completion of the open cow test and to potentially receive additional development payments of up to $1,700,000. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. Due to delays in producing a test, the Company expects the contract to be renegotiated when and if the product is successfully completed. The Company is also focused on generating increased product sales from its base antigen business as well as sales from products currently in late stage development. Now that the Company has increased working capital, plans include accelerating key product development as well as keeping adequate inventory on hand. With this strategy, the Company hopes to realize value from its key development products and also to avoid delays previously experienced in its ability to fill orders with the antigen business.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2006, are anticipated to total approximately $30,000-60,000.

AspenBio Pharma anticipates that spending for research and development for the balance of the fiscal year ending December 31, 2006, will continue at an accelerated pace to those for the three months ended March 31, 2006. The primary expenditures will be to continue to fund development costs in support of the current pipeline products in development as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the open cow test as well as equine and bovine pregnancy enhancement drug products and the appendicitis test. In the future the Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company’s business strategy and would be appropriate from a capital standpoint.

The Company has a twenty-year permanent mortgage facility on its land and building with a balloon maturity date of July 2013. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by Roger Hurst (“Hurst”), a stockholder of the Company. The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700.

The Company has a 6% note payable to Hurst under a note totaling approximately $687,000, at March 31, 2006. In connection with the settlement and termination of the litigation with Hurst, the Company made an advance $100,000 payment of principal in April 2006 on the note payable to Hurst. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance due in June 2008.

In September 2005 the Company terminated the employment of Hurst as well as the employment of two other employees in the antigen division. Hurst currently holds approximately 10.4% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst are based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, which also seeks temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and has therefore breached an employment agreement with Hurst.

On April 17, 2006, Hurst and Newman entered into a Settlement Agreement and Release (“Agreement”) and Stipulated Permanent Injunction and Order (“Injunction”) with AspenBio Pharma to settle the litigation between the parties. The Agreement resolves the issues among the parties providing that: (i) the litigation was dismissed; (ii) the parties mutually released each other; (iii) the parties pay their own costs and expenses; and (iv) the Company agreed to make an advance $100,000 payment of principal on the approximate $687,000 note payable, due June 2008, to Hurst, leaving a then remaining balance due of approximately $587,000. The debt guaranties made by Hurst remain in place, and the Hurst employment agreement remains terminated, by virtue of the general release under the Agreement.

The Injunction provides a five year prohibition against Hurst and \ or Newman disclosing, conducting any research, engaging in, participating, or promoting any business which relates to the design, process, procedure, formula, confidential business, or financial information, confidential listing of names, addresses, or telephone numbers relating to certain products and also provides a three year prohibition against them for all other business and products of AspenBio Pharma.

Subsequent to March 31, 2006, we received cash proceeds of approximately $2,348,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering of 1,585,714 common shares generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. The holders of 115,500 warrants and options also have exercised their holdings to generate cash proceeds of approximately $128,000.

On October 3, 2005, we entered into an agreement with Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) for the development \ manufacture of initial batches of our EquiPure LH™ product for the FDA approval process. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. This means that our contract manufacturing partner requires full cGMP facility validation by FDA. Currently Cardinal Health does not meet full cGMP requirements and our agreement for cGMP manufacture of EquiPure LH has been cancelled. We are in late discussions with other potential manufacturers who do meet full cGMP requirements, are capable of large-scale manufacturing batches of our recombinant drugs and can economically manufacture them to hopefully produce materials at an acceptable cost of goods. Current discussions with leading candidates indicate that we can anticipate cGMP manufacturing costs in line with what we were being charged by Cardinal Health from the leading candidate companies we are currently negotiating with. We expect to have an agreement for final cGMP manufacturing sometime during the second quarter of 2006.

On October 23, 2005, we entered into an agreement with Cardinal Health for the development \ manufacture of initial batches of our BoviPure FSH™ product.

For at least the first part of 2006, we expect to continue to incur cash losses from operations. While recent increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. Our plans to bridge such cash shortfalls in 2006 include the following:

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

          Operating Activities

Net cash consumed by operating activities was $500,000 during the three months ended March 31, 2006. Cash was consumed by the loss of $651,000 less non-cash expenses of $113,000 for depreciation and amortization, and stock and options issued for services. A decrease in accounts receivable of approximately $147,000 from December 31, 2005 as compared to March 31, 2006 provided cash. Increases in inventory of $91,000 to support revenue increases consumed cash. A net decrease in accounts payable and accrued liabilities of $28,000 also consumed cash, as certain year end liabilities were paid.

Net cash consumed by operating activities was $222,000 during the three months ended March 31, 2005. Cash was consumed by the loss of $429,000, less non-cash expenses of $109,000 for depreciation and amortization, and stock and options issued for services, including $18,000 associated with the completion of the amortization of the consulting agreement signed in January 2004. A decrease in accounts receivable of approximately $109,000 from lower sales levels in the first quarter of 2005 as compared to the last quarter of 2004 provided cash. This was partially offset by a net decrease in accounts payable and accrued liabilities of $7,000 during the period that consumed cash.

        Investing Activities

Net cash outflows from investing activities consumed $52,000 during the 2006 period. The outflow was attributable to purchases of property and equipment of $22,000 and payments of $30,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $13,000 during the 2005 period. The outflow was attributable to purchases of property and equipment of $2,000 and payments of $11,000 for patents and trademark application costs.

        Financing Activities

Net cash inflows from financing activities generated $76,000 during the 2006 period. Proceeds of $117,000 from the exercise of common stock options and warrants were received, net of $42,000 for repayments under debt agreements.

Net cash outflows from financing activities consumed $38,000 during the 2005 period for repayments under its debt agreements.

Recently issued accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006.  We have described the impact of adopting SFAS 123R in our condensed financial statements in Note 5, Stock-Based Compensation.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123R-2”)". FSP 123R-2 provides companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on December 1, 2005.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP was effective on its issuance date.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”) . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Form 10-KSB for the year ended December 31, 2005 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time. No changes were made to these procedures during the three months ended March 31, 2006.

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

On April 14, 2006, the District Court issued a Preliminary Injunction Order granting AspenBio Pharma’s request for injunctions and restraining orders prohibiting Hurst and Newman from using Company trade secrets. This followed the hearing on AspenBio Pharma’s Complaint and Motion for Temporary Restraining Order and Preliminary Injunction.

On April 17, 2006, Hurst and Newman entered into a Settlement Agreement and Release (“Agreement”) and Stipulated Permanent Injunction and Order (“Injunction”) with AspenBio Pharma to settle the litigation between the parties. The Agreement resolves the issues among the parties providing that: (i) the litigation will be dismissed; (ii) the parties mutually release each other; (iii) the parties pay their own costs and expenses; and (iv) the Company agrees to make an advance $100,000 payment of principal on the approximate $687,000 note payable to Hurst, due June 2008. The debt guaranties made by Hurst remain in place, and the Hurst employment agreement remains terminated, by virtue of the general release under the Agreement.

The Injunction provides a five year prohibition against Hurst and \ or Newman disclosing, conducting any research, engaging in, participating, or promoting any business which relates to the design, process, procedure, formula, confidential business, or financial information, confidential listing of names, addresses, or telephone numbers relating to certain products and also provides a three year prohibition against them for all other business and products of AspenBio Pharma.

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against the Company. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations’ services between SGI and the Company. The Company filed an answer and counter claims against SGI on January 25, 2005. Management believes SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between the Company and SGI. SGI is seeking approximately $47,000 in damages. The Company has filed counter claims seeking approximately $91,000 in damages plus cancellation of 800,000 options issued to SGI that are exercisable to purchase the Company’s common stock. During 2005, and to date in 2006, no actions have been taken regarding this litigation other than responding to requests for the production of documents and the initial depositions in the matter.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the holders of 107,680 warrants and options exercised their holdings, generating cash proceeds of $117,471. All shares issued pursuant to exercises of warrants and options were issued in reliance on the exemption contained under Section 4(2) of the Securities Act of 1933 (the “1933 Act”), and no commissions or other remuneration was paid on any shares issued in connection with the warrant or option exercises.

Item 6.   Exhibits

(a)	Exhibits

EXHIBIT	DESCRIPTION

10.1	Settlement Agreement and Release between Roger Hurst, Diane Newman and AspenBio Pharma, Inc., dated April 17, 2006. Filed as exhibit to Form 8-K on April 18, 2006.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006	AspenBio Pharma, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer