Form 10QSB
period 2006-06-30
AspenBio Pharma, Inc.
filed 2006-08-14
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of no par value common stock outstanding as of August 2, 2006, was 17,923,309.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO PHARMA, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of June 30, 2006	3

Statements of Operations For the Three and Six
Month Periods Ended June 30, 2006 and 2005	4

Statements of Cash Flows For the Six
Months Ended June 30, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	10

Item 3. Controls and Procedures	14

PART II - Other Information

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	16

Signatures	16

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheet
June 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,792,546
Accounts receivable, net (Note 6)	94,801
Inventories (Note 2)	600,707
Prepaid expenses and other current assets	20,765

Total current assets	3,508,819

Property and equipment, net (Notes 3 and 4)	3,349,993

Other assets:
Goodwill	387,239
Other intangibles	636,332

Total other assets	1,023,571

Total assets	$7,882,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,417
Accrued expenses	76,115
Current portion of notes payable:
Mortgage note (Note 4)	81,165
Related party (Notes 4, 8 and 9)	88,445
Installment obligation	13,177

Total current liabilities	515,319

Mortgage note payable, less current portion (Note 4)	2,991,655
Note payable, related party (Notes 4, 8 and 9)	477,574
Installment obligation, less current portion	22,606
Deferred revenue (Note 1)	200,000

Total liabilities	4,207,154

Commitments and contingencies (Notes 8 and 9)

Stockholders' equity (Note 5):
Common stock, no par value, 60,000,000 shares authorized;
17,923,309 shares issued and outstanding	12,150,817
Accumulated deficit	(8,475,588)

Total stockholders' equity	3,675,229

Total liabilities and stockholders' equity	$7,882,383

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended June 30, (Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Sales	$111,986	$307,316	$347,803	$457,555
Cost of sales	56,657	186,932	169,500	290,442

Gross profit	55,329	120,384	178,303	167,113

Other revenue - fee	—	—	50,000	—

Operating Expenses:
Selling, general and administrative
(includes non cash compensation of
$134,675; $31,936; $188,746 and $85,478)	466,240	285,599	936,203	566,639
Research and development	300,988	169,204	611,925	300,555

Total operating expenses	767,228	454,803	1,548,128	867,194

Operating loss	(711,899)	(334,419)	(1,319,825)	(700,081)

Interest income (expense):
Interest expense	(62,321)	(56,551)	(125,040)	(119,904)
Interest income	23,788	—	43,434	—

Total interest expense, net	(38,533)	(56,551)	(81,606)	(119,904)

Net loss	$(750,432)	$(390,970)	$(1,401,431)	$(819,985)

Basic and diluted loss per share	$(.04)	$(.03)	$(.08)	$(.06)

Basic and diluted weighted
average shares outstanding	17,516,802	14,092,017	16,806,001	12,909,659

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Six Months Ended June 30, (Unaudited)

	2006	2005
Cash flows from operating activities
Net loss	$(1,401,431)	$(819,985)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	117,817	116,743
Stock and options issued for services	188,746	85,478
(Increase) decrease in:
Accounts receivable	170,310	130,006
Inventories	(217,556)	46,686
Prepaid expenses and other current assets	13,573	—
Increase (decrease) in:
Accounts payable	(204,714)	8,805
Accrued liabilities	(67,846)	(81,096)

Net cash used by operating activities	(1,401,101)	(513,363)

Cash flows from investing activities
Purchases of property and equipment	(25,970)	(40,672)
Patent and trademark application costs	(41,263)	(47,890)

Net cash used by investing activities	(67,233)	(88,562)

Cash flows from financing activities
Repayment of notes payable	(185,732)	(74,983)
Proceeds from issuance of common stock	2,465,722	3,302,302

Net cash provided by financing activities	2,279,990	3,227,319

Net increase (decrease) in cash	811,656	2,625,394

Cash and cash equivalents at beginning of period	1,980,890	578,105

Cash and cash equivalents at end of period	$2,792,546	$3,203,499

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$120,200	$129,100

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2006, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2006 are not necessarily an indication of operating results for the full year. Certain amounts from the 2005 period have been reclassified to conform to the presentation used in the current period.

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

Note 2 — Inventories

As of June 30, 2006, total inventories consisted of:
Finished goods	$218,144
Goods in process	192,469
Raw materials	190,094

Total inventories	$600,707

Note 3 — Property and Equipment

Property and equipment at June 30, 2006, consisted of the following:
Land and land improvements	$1,107,508
Building	2,589,231
Equipment	632,525

4,329,264
Less accumulated depreciation
and amortization	979,271

Property and equipment, net	$3,349,993

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

During June 2003, the Company’s then largest stockholder agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are to be made, with the then remaining balance due June 2008. During April 2006, as discussed in Note 8, in connection with the settlement of litigation with this shareholder, the Company made an advance principal payment of $100,000. Interest expense paid on this related party note payable totaled approximately $9,200 and $19,700 for the three and six months ended June 30, 2006, respectively, and $11,400 and $23,000 for the three and six months ended June 30, 2005, respectively.

Note 5 — Stockholders’ Equity and Associated Agreements

During the six months ended June 30, 2006, we received cash proceeds of approximately $2,466,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering of 1,585,714 common shares generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. Non-employee holders of 223,180 warrants and options also have exercised their holdings to generate cash proceeds of approximately $246,000. Additionally, 59,097 common shares were issued by the exercise of warrants by their holders on a cashless basis, whereby such holders surrendered their warrants in exchange for the in-the-money equity value of such rights.

Included with options granted under the Company’s 2002 Stock Incentive Plan are options to acquire 665,000 shares of common stock cumulatively granted through June 30, 2006, to members of the Company’s advisory board and consultants, exercisable at prices ranging from $.61 to $1.60 per share, with various vesting periods up to three years. Options to acquire 50,000 common shares, exercisable at $1.60 per share, were granted to an advisory board member during the six months ended June 30, 2006. Operating expenses for the six months ended June 30, 2006 and 2005, include $71,285 and $59,286, respectively, representing the estimated value of such options calculated based upon the Black-Scholes method. Operating expenses for the six months ended June 30, 2006 and 2005 also include $91,440 and $18,542, respectively, representing the estimated value of warrants granted to an investor relations firm for services calculated based upon the Black-Scholes method. The six months ended June 30, 2005 also includes $7,650 representing the value of restricted shares issued to a consultant for services.

A summary of the status of the Company’s nonvested options to acquire common shares granted to employees, directors and advisors as of June 30, 2006, and changes during the period then ended is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	451,780	$0.65
Granted	245,000	1.60
Vested	(34,162)	0.70
Forfeited	(25,000)	0.72

Nonvested at June 30, 2006	637,618	$1.06

Note 6 — Customer Concentration

At June 30, 2006, one customer accounted for 45% and a second customer accounted for 15%, of total accounts receivable. For the six-month period ended June 30, 2006, the Company had two customers, which represented more than 10% of the Company’s revenues. One customer accounted for approximately 39% of the Company’s sales and the second customer accounted for approximately 12%. At June 30, 2005, one customer accounted for 52%, of total accounts receivable. For the six-month period ended June 30, 2005 one customer accounted for 61% of sales.

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

A summary of stock option activity of options to employees, directors and advisors, for the six months ended June 30, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,940,000	$0.85	8.6	$629,000
Granted	245,000	1.60
Exercised	—
Forfeited	(25,000)	0.72

Outstanding at June 30, 2006	3,160,000	$0.91	8.4	$2,488,000

Exercisable at June 30, 2006	2,522,382	$0.88		$2,078,000

During the three and six month periods ended June 30, 2006 compensation expense of $66,185 and $97,306, respectively, was recorded relative to the stock-based employee plans. Additionally, $68,490 and $91,440 was recorded as an expense for the three and six month periods, respectively, for the estimated value of warrants granted to an investor relations firm for services, calculated based upon the Black-Scholes method.

The total fair value of stock options granted to employees that vested during the six months ended June 30, 2006 and 2005 was $36,000 and $492,000 respectively. No stock options were exercised during the six months ended June 30, 2006 and 2005.

As of June 30, 2006, based upon employee, advisor and consultant options granted to that point there was approximately $667,000 additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net loss and net loss per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2005 as indicated below:

	Periods Ended June 30, 2005
	Three Months	Six Months
Net (loss) as reported	$(391,000)	$(820,000)

Recognized stock-based compensation costs, net	—	—

Fair value method compensation costs, net	(242,000)	(492,000)

Pro forma net (loss)	$(633,000)	$(1,312,000)

Loss per share, basic and diluted:
As reported	$(.03)	$(.06)
Pro forma	$(.04)	$(.10)

Note 8 — Termination of Hurst Employment Agreement and Litigation Resolution

In September 2005 the Company terminated the employment of Roger Hurst (“Hurst”) as well as the employment of two other employees in the antigen division. Hurst currently holds approximately 10% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst were based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, also sought temporary and permanent injunctive relief, damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and therefore breached an employment agreement with Hurst.

On April 14, 2006, the District Court issued a Preliminary Injunction Order granting AspenBio Pharma’s request for injunctions and restraining orders prohibiting Hurst and Newman from using Company trade secrets. This followed the hearing on AspenBio Pharma’s Complaint and Motion for Temporary Restraining Order and Preliminary Injunction.

On April 17, 2006, Hurst and Diane Newman (“Newman”) entered into a Settlement Agreement and Release (“Agreement”) and Stipulated Permanent Injunction and Order (“Injunction”) with AspenBio Pharma to settle the litigation between the parties. The Agreement resolves the issues among the parties providing that: (i) the litigation was dismissed; (ii) the parties mutually released each other; (iii) the parties pay their own costs and expenses; and (iv) the Company agreed to make an advance $100,000 payment of principal on the approximate $687,000 note payable, due June 2008, to Hurst, leaving a then remaining balance due of approximately $587,000. The debt guaranties made by Hurst remain in place, and the Hurst employment agreement remains terminated, by virtue of the general release under the Agreement.

The Injunction provides a five year prohibition against Hurst and \ or Newman disclosing, conducting any research, engaging in, participating in, or promoting any business which relates to the design, process, procedure, formula, confidential business, or financial information, confidential listing of names, addresses, or telephone numbers relating to certain defined products. It also provides a three year prohibition against them for disclosing or using all other business and products of AspenBio Pharma.

Note 9 — Subsequent Events

Subsequent to June 30, 2006, 160,000 stock options were issued to employees exercisable at $1.40 per share vesting over a 6-12 month period and expiring in ten years.

ITEM 2.

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

                 Results of Operations

Comparative Results for the Six-Month Periods Ended June 30, 2006 and 2005

Sales for the six months ended June 30, 2006 totaled $348,000, which is a $110,000 or 24% decrease from the 2005 period. This decrease was primarily the result of an approximate $195,000 decrease in antigen sales. Sales of a new analog product for animal reproduction generated new sales in the period. The change in sales is primarily attributable to the timing of existing customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At June 30, 2006, the Company had outstanding customer open orders totaling approximately $63,500, of which one customer represented 97%. These orders will be recorded in sales as the products are produced and shipped. A $50,000 non-refundable exclusive negotiation fee was received during the six months ended June 30, 2006, from a prospective licensee for product right negotiations.

Cost of sales for the six months ended June 30, 2006 totaled $170,000; a $121,000 or 42% decrease as compared to the 2005 period. As a percentage of sales, gross margin improved to 51.3% in the 2006 period as compared to 36.5% in the 2005 period. The improvement in the gross margin percent was primarily attributable to the change in the product mix during the period, with sales of the new analog product resulting in lower product costs than the traditional antigen business. Cost of sales overall was impacted from higher overhead costs primarily additional production personnel being incurred net of the impact the lower sales levels had on cost of sales.

Selling, general and administrative expenses in the six months ended June 30, 2006, totaled $936,000, which is a $370,000 or 65% increase as compared to the 2005 period. The increase relates primarily to approximately $110,000 increased legal fees associated with the now resolved Hurst litigation, approximately $35,000 in higher personnel costs due to the hiring of additional personnel and higher wages and increases in general overhead expenses associated with expanded activities and volume. Employee and consultant non-cash equity compensation increased $103,000 during the period and relates primarily to the estimated value of options and warrants granted to advisors and consultants, calculated based upon the Black-Scholes method. The amortization of the value of investor relations consulting services represented an increased expense of $73,000 in the 2006 period as compared to the 2005 comparable period. The Company changed to a new investor relations firm subsequent to June 30, 2005.

Research and development expenses in the 2006 period totaled $612,000, which is a $311,000 or 104% increase as compared to the 2005 period. The change is due primarily to additional costs of approximately $225,000 incurred on direct costs for product development, primarily being incurred for outsourced contract consulting and development services combined with an additional $72,000 increase in additional scientific personnel costs.

Interest expense for the six months ended June 30, 2006, increased to $125,000 or $5,000 more as compared to the 2005 period. The increase was primarily due to higher average interest rates on fluctuating interest rate notes, net of lower debt levels in the 2006 period as compared to the 2005 comparable period. Due to the increase in cash in the 2006 period, interest income of approximately $43,000 was earned in 2006.

No income tax benefit was recorded on the loss for the six months ended June 30, 2006, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three-Month Periods Ended June 30, 2006 and 2005

Sales for the three months ended June 30, 2006 totaled $112,000, which is a $195,000 or 64% decrease from the 2005 period. This decrease was primarily the result of an approximate $254,000 decrease in antigen sales. The change in sales is primarily attributable to the timing of existing customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs.

Cost of sales for the three months ended June 30, 2006 totaled $57,000; a $130,000 or 70% decrease as compared to the 2005 period. As a percentage of sales, gross margin improved to 49.4% in the 2006 period as compared to 39.2% in the 2005 period. The improvement in the gross margin percent was primarily attributable to the change in the product mix during the period, with sales of the new analog product resulting in lower product costs than the traditional antigen business. Cost of sales overall was impacted from higher overhead costs primarily additional production personnel being incurred net of the impact the lower sales levels had on cost of sales.

Selling, general and administrative expenses in the three months ended June 30, 2006, totaled $466,000, which is a $181,000 or 63% increase as compared to the 2005 period. The increase relates primarily to approximately $17,000 increased legal fees associated with the now resolved Hurst litigation, approximately $19,000 in higher personnel costs due to the hiring of additional personnel and higher wages and increases in general overhead expenses associated with expanded activities and volume. Employee, advisor and consultant non-cash equity compensation increased $103,000 during the period and relates primarily to the estimated value of options and warrants granted to advisors and consultants, calculated based upon the Black-Scholes method. The amortization of the value of the investor relations consulting contract represented an increased expense of $68,000 in the 2006 period as compared to the 2005 comparable period.

Research and development expenses in the 2006 period totaled $301,000, which is a $132,000 or 78% increase as compared to the 2005 period. The change is due primarily to increased costs of approximately $67,000 incurred on direct costs for product development, primarily being incurred for outsourced contract consulting and development services and a $42,000 increase in additional scientific personnel costs.

Interest expense for the three months ended June 30, 2006, increased to $62,000 or $6,000 more as compared to the 2005 period. The increase was primarily due to higher average interest rates on fluctuating interest rate notes, net of lower debt levels in the 2006 period as compared to the 2005 comparable period. Due to the increase in cash in the 2006 period, interest income of approximately $24,000 was earned in 2006.

                 Liquidity and Capital Resources

The Company reported a net loss of $1,401,000 during the six months ended June 30, 2006, which included $307,000 in non cash expenses relating to depreciation and amortization and stock based compensation. At June 30, 2006, the Company had working capital of $2,994,000. Management believes that its current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Management plans to also continue to fulfill the requirements under the global development and distribution agreement signed in March 2003 with Merial, to accomplish the milestones and successful completion of the open cow test and to potentially receive additional development payments. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. Due to delays in producing a test, the Company expects the contract to be renegotiated when and if the product is successfully completed. The Company is also focused on generating increased product sales from its base antigen business as well as sales from products currently in late stage development. With the increased working capital, the Company’s plans include maintaining accelerated key product development as well as keeping adequate inventory on hand. With this strategy, the Company hopes to realize value from its key development products and also to avoid delays previously experienced in its ability to fill orders with the antigen business.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the calendar year ending December 31, 2006, are anticipated to total approximately $20,000-60,000.

AspenBio Pharma anticipates that spending for research and development for the balance of the calendar year ending December 31, 2006, will continue at an equal or possibly somewhat accelerated pace to those for the three months ended June 30, 2006. The primary expenditures will be to continue to fund development costs in support of the current pipeline products in development as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the open cow test as well as equine and bovine pregnancy enhancement drug products and the appendicitis test. In the future the Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company’s business strategy and would be appropriate from a capital standpoint.

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

The Company has a 6% note payable to Hurst under a note totaling approximately $566,000, at June 30, 2006. In connection with the settlement and termination of the litigation with Hurst, the Company made an advance $100,000 payment of principal in April 2006 on the note payable to Hurst. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance due in June 2008.

In September 2005 the Company terminated the employment of Hurst as well as the employment of two other employees in the antigen division. Hurst currently holds approximately 10% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst were based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, also sought temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and has therefore breached an employment agreement with Hurst.

On April 17, 2006, Hurst and Diane Newman (“Newman”) entered into a Settlement Agreement and Release (“Agreement”) and Stipulated Permanent Injunction and Order (“Injunction”) with AspenBio Pharma to settle the litigation between the parties. The Agreement resolves the issues among the parties providing that: (i) the litigation was dismissed; (ii) the parties mutually released each other; (iii) the parties pay their own costs and expenses; and (iv) the Company agreed to make an advance $100,000 payment of principal on the approximate $687,000 note payable, due June 2008, to Hurst, leaving a then remaining balance due of approximately $587,000. The debt guaranties made by Hurst remain in place, and the Hurst employment agreement remains terminated, by virtue of the general release under the Agreement.

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

During the six months ending June 30, 2006, we received cash proceeds of approximately $2,466,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering of 1,585,714 common shares generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. The holders of 223,180 warrants and options also have exercised their holdings to generate cash proceeds of approximately $246,000.

On October 3, 2005, we entered into an agreement with Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) for the development \ manufacture of initial batches of our EquiPure LH™ product for the FDA approval process. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. This means that our contract manufacturing partner requires full cGMP facility validation by FDA. Currently Cardinal Health does not meet full cGMP requirements and our agreement for cGMP manufacture of EquiPure LH has been cancelled. We are in late discussions with other potential manufacturers who do meet full cGMP requirements, are capable of large-scale manufacturing batches of our recombinant drugs and can economically manufacture them to produce materials at an acceptable cost. Current discussions with leading candidates indicate that we can anticipate cGMP manufacturing costs in line with what we were being charged by Cardinal Health from the leading candidate companies we are currently negotiating with. We expect to have an agreement for final cGMP manufacturing sometime during the fall of 2006.

On October 23, 2005, we entered into an agreement with Cardinal Health for the development \ manufacture of initial non-cGMP batches of our BoviPure FSH™ product.

We expect to continue to incur cash losses from operations for the near-term. While anticipated increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. Our plans to bridge such cash shortfalls include the following:

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

         Operating Activities

Net cash consumed by operating activities was $1,401,000 during the six months ended June 30, 2006. Cash was consumed by the loss of $1,401,000 less non-cash expenses of $307,000 for depreciation and amortization, and stock and options issued for services. A decrease in accounts receivable of approximately $170,000 from December 31, 2005 as compared to June 30, 2006 provided cash. Increases in inventory of $218,000 to support new product sales and anticipated revenue increases consumed cash. A decrease in accounts payable and accrued liabilities of $273,000 also consumed cash, as certain year end liabilities were paid.

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

         Investing Activities

Net cash outflows from investing activities consumed $67,000 during the 2006 period. The outflow was attributable to purchases of property and equipment of $26,000 and payments of $41,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $89,000 during the 2005 period. The outflow was attributable to purchases of property and equipment of $41,000 and payments of $48,000 for patents and trademark application costs.

         Financing Activities

Net cash inflows from financing activities generated $2,280,000 during the 2006 period. Proceeds of $2,466,000 from the sale of common shares and the exercise of common stock options and warrants were received, net of $186,000 for repayments under debt agreements, including the $100,000 prepayment made under the resolution of the Hurst litigation.

Net cash inflows from financing activities generated $3,227,000 during the 2005 period relating to net proceeds from the sale of common stock and warrants under a private placement offering, totaled $3,302,000 net of $75,000 for repayments under debt agreements.

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

Item 3.  Controls and Procedures

        (a)   Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time. No changes were made to these procedures during the six months ended June 30, 2006.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

In September 2005 the Company terminated the employment of Roger Hurst (“Hurst”) as well as the employment of two other employees in the antigen division. Hurst currently holds approximately 10% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst were based upon alleged breaches of confidentiality and non-compete provisions of contracts between the Company and Hurst. The Complaint, also sought temporary and permanent injunctive relief, damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and therefore breached an employment agreement with Hurst.

On April 14, 2006, the District Court issued a Preliminary Injunction Order granting AspenBio Pharma’s request for injunctions and restraining orders prohibiting Hurst and Newman from using Company trade secrets. This followed the hearing on AspenBio Pharma’s Complaint and Motion for Temporary Restraining Order and Preliminary Injunction.

On April 17, 2006, Hurst and Diane Newman (“Newman”) entered into a Settlement Agreement and Release (“Agreement”) and Stipulated Permanent Injunction and Order (“Injunction”) with AspenBio Pharma to settle the litigation between the parties. The Agreement resolves the issues among the parties providing that: (i) the litigation was dismissed; (ii) the parties mutually released each other; (iii) the parties pay their own costs and expenses; and (iv) the Company agreed to make an advance $100,000 payment of principal on the approximate $687,000 note payable, due June 2008, to Hurst, leaving a then remaining balance due of approximately $587,000. The debt guaranties made by Hurst remain in place, and the Hurst employment agreement remains terminated, by virtue of the general release under the Agreement.

The Injunction provides a five year prohibition against Hurst and \ or Newman disclosing, conducting any research, engaging in, participating in, or promoting any business which relates to the design, process, procedure, formula, confidential business, or financial information, confidential listing of names, addresses, or telephone numbers relating to certain defined products. It also provides a three year prohibition against them for disclosing or using all other business and products of AspenBio Pharma.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2006, we received cash proceeds of approximately $2,466,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering of 1,585,714 common shares generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. The holders of 223,180 warrants and options also have exercised their holdings to generate cash proceeds of approximately $246,000. Additionally, 59,097 common shares were issued by the exercise of warrants by their holders on a cashless basis, whereby such holders surrendered their warrants in exchange for the in-the-money equity value of such rights. The shares issued in both the private placement and pursuant to the exercise of options and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

Dated: August 14, 2006	AspenBio Pharma, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer