Form 10QSB
period 2006-09-30
AspenBio Pharma, Inc.
filed 2006-11-13
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of no par value common stock outstanding as of November 10, 2006, was 17,953,309.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO PHARMA, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of September 30, 2006	3

Statements of Operations For the Three and Nine
Month Periods Ended September 30, 2006 and 2005	4

Statements of Cash Flows For the Nine
Months Ended September 30, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	10

Item 3. Controls and Procedures	14

PART II - Other Information

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	16

Signatures	16

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,144,355
Accounts receivable, net (Note 6)	312,164
Inventories (Note 2)	466,274
Prepaid expenses and other current assets	37,759

Total current assets	2,960,552

Property and equipment, net (Notes 3 and 4)	3,303,280

Other assets:
Goodwill	387,239
Other intangibles	680,360

Total other assets	1,067,599

Total assets	$7,331,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$284,635
Accrued expenses	155,221
Current portion of notes payable:
Mortgage note (Note 4)	85,001
Related party (Notes 4 and 8)	89,778
Installment obligation	12,748

Total current liabilities	627,383

Mortgage note payable, less current portion (Note 4)	2,967,521
Note payable, related party (Notes 4 and 8)	454,623
Installment obligation, less current portion	22,397
Deferred revenue (Note 1)	200,000

Total liabilities	4,271,924

Commitments and contingencies (Notes 8 and 9)

Stockholders' equity (Note 5):
Common stock, no par value, 60,000,000 shares authorized;
17,953,309 shares issued and outstanding	12,347,286
Accumulated deficit	(9,287,779)

Total stockholders' equity	3,059,507

Total liabilities and stockholders' equity	$7,331,431

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended September 30, (Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Sales	$392,715	$78,368	$740,518	$535,923

Cost of sales	229,703	100,634	399,203	391,076

Gross profit (loss)	163,012	(22,266)	341,315	144,847

Other revenue - fee	—	—	50,000	—

Operating Expenses:
Selling, general and administrative
(includes non cash compensation of
$173,718; $29,528; $362,464 and $88,814)	492,064	325,365	1,428,267	892,004
Research and development	446,972	203,113	1,058,897	503,668

Total operating expenses	939,036	528,478	2,487,164	1,395,672

Operating loss	(776,024)	(550,744)	(2,095,849)	(1,250,825)

Interest income (expense):
Interest expense	(60,570)	(52,018)	(185,610)	(171,922)
Interest income	24,403	—	67,837	—

Total interest expense, net	(36,167)	(52,018)	(117,773)	(171,922)

Net loss	$(812,191)	$(602,762)	$(2,213,622)	$(1,422,747)

Basic and diluted loss per share	$(.05)	$(.04)	$(.13)	$(.10)

Basic and diluted weighted
average shares outstanding	17,937,117	15,783,550	17,187,183	13,941,378

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Nine Months Ended September 30, (Unaudited)

	2006	2005

Cash flows from operating activities
Net loss	$(2,213,622)	$(1,422,747)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	177,228	188,976
Stock and options issued for services	362,464	96,464
(Increase) decrease in:
Accounts receivable	(47,053)	152,155
Inventories	(83,123)	37,569
Prepaid expenses and other current assets	(3,421)	(26,158)
Increase (decrease) in:
Accounts payable	(176,496)	23,588
Accrued liabilities	11,260	4,872

Net cash used by operating activities	(1,972,763)	(945,281)

Cash flows from investing activities
Purchases of property and equipment	(33,566)	(43,054)
Patent and trademark application costs	(90,393)	(92,995)

Net cash used by investing activities	(123,959)	(136,049)

Cash flows from financing activities
Repayment of notes payable	(228,286)	(113,427)
Proceeds from issuance of common stock	2,488,473	3,362,301

Net cash provided by financing activities	2,260,187	3,248,874

Net increase (decrease) in cash	163,465	2,167,544

Cash and cash equivalents at beginning of period	1,980,890	578,105

Cash and cash equivalents at end of period	$2,144,355	$2,745,649

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$179,133	$191,882

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2006, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2006 are not necessarily an indication of operating results for the full year. Certain amounts from the 2005 period have been reclassified to conform to the presentation used in the current period.

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

Note 2 — Inventories

As of September 30, 2006, total inventories consisted of:
Finished goods	$206,121
Goods in process	131,303
Raw materials	128,850

Total inventories	$466,274

Note 3 — Property and Equipment

Property and equipment at September 30, 2006, consisted of the following:
Land and land improvements	$1,107,508
Building	2,589,231
Equipment	640,121

4,336,860
Less accumulated depreciation
and amortization	1,033,580

Property and equipment, net	$3,303,280

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

During June 2003, the Company’s then largest stockholder agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and the maturity date extended to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are to be made, with the then remaining balance due June 2008. During April 2006, as discussed in Note 8, in connection with the settlement of litigation with this shareholder, the Company made an advance principal payment of $100,000. Interest expense paid on this related party note payable totaled approximately $8,400 and $28,100 for the three and nine months ended September 30, 2006, respectively, and $11,100 and $34,100 for the three and nine months ended September 30, 2005, respectively.

Note 5 — Stockholders’ Equity and Associated Agreements

During the nine months ended September 30, 2006, we received cash proceeds of approximately $2,488,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering of 1,585,714 common shares generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. Non-employee holders of 233,180 warrants and options also have exercised their holdings to generate cash proceeds of approximately $254,000 and an employee exercised 20,000 options generating $14,000 in cash. Additionally, 59,097 common shares were issued by the exercise of warrants by their holders on a cashless basis, whereby such holders surrendered their warrants in exchange for the in-the-money equity value of such rights.

Included with options granted under the Company’s 2002 Stock Incentive Plan are options to acquire 665,000 shares of common stock cumulatively granted through September 30, 2006, to members of the Company’s advisory board and consultants, exercisable at prices ranging from $.61 to $1.60 per share, with various vesting periods up to three years. Options to acquire 50,000 common shares, exercisable at $1.60 per share, were granted to an advisory board member during the nine months ended September 30, 2006. Operating expenses for the nine months ended September 30, 2006 include $217,836, representing the estimated value of such options calculated based upon the Black-Scholes method and consisting of $114,311 in value attributable to advisory board expenses and $103,525 in value attributable to employees. Operating expenses for the nine months ended September 30, 2005 include $88,000, representing the estimated value of such options calculated based upon the Black-Scholes method attributable to advisory board expenses. Operating expenses for the nine months ended September 30, 2006 and 2005 also include $144,628 and $18,542, respectively, representing the estimated value of warrants granted to investor relations firms for services calculated based upon the Black-Scholes method. The nine months ended September 30, 2005 also includes $7,650 representing the value of restricted shares issued to a consultant for services.

A summary of the status of the Company’s nonvested options to acquire common shares granted to employees, directors and advisors as of September 30, 2006, and changes during the period then ended is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	451,780	$0.65
Granted	410,000	1.52
Vested	(181,980)	0.86
Forfeited	—	—

Nonvested at September 30, 2006	679,800	$0.84

Note 6 — Customer Concentration

At September 30, 2006, one customer accounted for 87% of total accounts receivable. For the nine-month period ended September 30, 2006, the Company had two customers, which represented more than 10% of the Company’s sales for the period, one accounted for approximately 36% and the second accounted for approximately 25%. For the three-month period ended September 30, 2006, the Company had two customers, which represented more than 10% of the Company’s sales for the period, one accounted for approximately 70% and the second accounted for approximately 12%. For the nine-month period ended September 30, 2005 one customer accounted for 56% of sales. For the three-month period ended September 30, 2005, the Company had two customers, which represented more than 10% of the Company’s sales for the period, one accounted for approximately 24% and the second accounted for approximately 23%.

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

Effective January 1, 2006, AspenBio Pharma adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, AspenBio Pharma accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company had previously adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Through December 31, 2005, the Company had applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006, a dividend yield of 0%; risk-free interest rates of 4.2%; an expected life ranging from 5-10 years; an expected volatility of 116% to 121% and in 2006, estimated forfeitures of 10%. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity of options to employees, directors and advisors, for the nine months ended September 30, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,940,000	$0.85	8.6	$629,000
Granted	410,000	1.52
Exercised	(20,000)	0.70
Forfeited	(125,000)	0.91

Outstanding at September 30, 2006	3,205,000	$0.87	8.2	$2,443,400

Exercisable at September 30, 2006	2,525,000	$0.88		$2,088,800

During the three and nine month periods ended September 30, 2006 compensation expense of $120,530 and $217,836, respectively, was recorded relative to the stock-based employee plans. Additionally, $53,188 and $144,628 was recorded as an expense for the three and nine month periods, respectively, for the estimated value of warrants granted to an investor relations firm for services, calculated based upon the Black-Scholes method.

The total fair value of stock options granted to employees, directors and advisors that vested during the nine months ended September 30, 2006 and 2005 was $134,900 and $1,094,000 respectively. During the nine months ended September 30, 2006, 20,000 stock options were exercised for 20,000 common shares at $.70 per share and during the nine months ended September 30, 2005 no stock options were exercised.

As of September 30, 2006, based upon employee, advisor and consultant options granted to that point there was approximately $609,000 additional unrecognized compensation cost related to stock options that will be recorded in future periods.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net loss and net loss per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2005 as indicated below:

	Periods Ended September 30, 2005
	Three Months	Nine Months
Net (loss) as reported	$(603,000)	$(1,423,000)

Recognized stock-based compensation costs, net	—	—

Fair value method compensation costs, net	(251,000)	(743,000)

Pro forma net (loss)	$(854,000)	$(2,166,000)

Loss per share, basic and diluted:
As reported	$(.04)	$(.10)
Pro forma	$(.05)	$(.16)

Note 8 — Termination of Hurst Employment Agreement and Litigation Resolution

In September 2005 the Company terminated the employment of Roger Hurst (“Hurst”) as well as the employment of two other employees in the antigen division. Hurst currently holds approximately 9.9% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst were based upon alleged breaches of confidentiality and non-competition provisions of contracts between the Company and Hurst. The Complaint, also sought temporary and permanent injunctive relief, damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and therefore breached an employment agreement with Hurst.

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

Note 9 — Subsequent Event

In November 2006 the Company entered into a long-term lease agreement to lease approximately 16,000 square feet of vacant space in the Company’s building to an un-related party. The Company has agreed to provide up to $120,000 for tenant improvements in advance of the tenant occupying the space. Following completion of the improvements, the lease term will be sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses, escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year.

ITEM 2.

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Comparative Results for the Nine-Month Periods Ended September 30, 2006 and 2005

Sales for the nine months ended September 30, 2006 totaled $741,000, which is a $205,000 or 38% increase from the 2005 period. This increase was primarily the result of an approximate $107,000 increase in antigen sales. During the nine months ended September 30, 2006, a new customer accounted for sales of $277,000 in the period. Net of the impact of the order from the new customer, the change in sales is primarily attributable to the timing of existing customers’ order placement as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At September 30, 2006, the Company had outstanding customer open orders totaling approximately $356,000 of which the new customer represented approximately 90%. These orders will be recorded in sales as the products are produced and shipped. The new customer’s order which totaled approximately $600,000 is scheduled to be shipped in 2006 and is a special order that may not be reproduced in the future. A $50,000 non-refundable exclusive negotiation fee was received during the nine months ended September 30, 2006, from a prospective licensee for product right negotiations.

Cost of sales for the nine months ended September 30, 2006 totaled $399,000; an $8,000 or 2% increase as compared to the 2005 period. As a percentage of sales, gross margin improved to 46% in the 2006 period as compared to 27% in the 2005 period. The improvement in the gross margin percent was primarily attributable to the change in the product mix during the period, including the impact of products sold to the new customer. Cost of sales overall was somewhat impacted from higher overhead costs primarily additional production personnel being incurred in 2006 over the 2005 period.

Selling, general and administrative expenses in the nine months ended September 30, 2006, totaled $1,428,000, which is a $536,000 or 60% increase as compared to the 2005 period. The increase relates primarily to approximately $110,000 increased legal fees associated with the now resolved Hurst litigation, approximately $100,000 in higher personnel costs due to the hiring of additional personnel and higher wages and increases in general overhead expenses associated with expanded activities and volume. Employee, advisor and consultant non-cash equity compensation increased $274,000 during the period and relates primarily to the estimated value of options and warrants granted to employees, advisors and consultants, calculated based upon the Black-Scholes method. $126,000 of the increase in the non-cash employee, advisor and consultant equity compensation represents the amortization of the value of investor relations consulting services in the 2006 period as compared to the 2005 comparable period. The Company changed to a new investor relations firm in late 2005.

Research and development expenses in the 2006 period totaled $1,059,000, which is a $555,000 or 110% increase as compared to the 2005 period. The change is due primarily to additional costs of approximately $422,000 incurred on direct costs for product development, primarily being incurred for outsourced contract consulting and development services combined with a $90,000 increase from additional scientific personnel costs.

Interest expense for the nine months ended September 30, 2006, increased to $186,000 or $14,000 more as compared to the 2005 period. The increase was primarily due to higher average interest rates on fluctuating interest rate notes, net of lower debt levels in the 2006 period as compared to the 2005 comparable period. Due to the increase in the average cash balances in the 2006 period, interest income of approximately $68,000 was earned in 2006.

No income tax benefit was recorded on the loss for the nine months ended September 30, 2006, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three-Month Periods Ended September 30, 2006 and 2005

Sales for the three months ended September 30, 2006 totaled $393,000, which is a $314,000 or 401% increase from the 2005 period. This increase was primarily the result of an approximate $304,000 increase in antigen sales. During the three months ended September 30, 2006, a new customer accounted for sales of $277,000 in the period. Net of the impact of the order from the new customer, the change in sales is primarily attributable to the timing of existing customers’ order placement as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. The new customer’s order which totaled approximately $600,000 is scheduled to be shipped in 2006 and is a special order that may not be reproduced in the future.

Cost of sales for the three months ended September 30, 2006 totaled $230,000; a $129,000 or 128% increase as compared to the 2005 period. As a percentage of sales, gross margin improved to 42% in the 2006 period as compared to a negative 28% in the 2005 period. The improvement in the gross margin percent was primarily attributable to the change in the product mix during the period, including the sale transaction totaling $277,000 to the new customer which helped absorb additional overhead amounts thereby improving margins. Cost of sales overall was negatively impacted from higher overhead costs primarily additional production personnel being incurred net of the impact the lower sales levels had on cost of sales. During the three months ended September 30, 2005, the Company reported a negative gross margin as the level of sales for the period was not sufficient to cover the cost of products sold, plus the fixed production overhead.

Selling, general and administrative expenses in the three months ended September 30, 2006, totaled $492,000, which is a $167,000 or 51% increase as compared to the 2005 period. The increase relates primarily to approximately $72,000 increase in public company expense, $50,000 increase in supplies primarily related to a more sophisticated quality control process for human antigens, and a decrease of $65,000 in legal fees due to the now resolved Hurst litigation. The remaining increase is due to the hiring of additional personnel and higher wages and increases in general overhead expenses associated with expanded activities and volume. Employee, advisor and consultant non-cash equity compensation increased $144,000 during the period and relates primarily to the estimated value of options and warrants granted to employees, advisors and consultants, calculated based upon the Black-Scholes method. $53,000 of the increase in the non-cash employee, advisor and consultant equity compensation represents the amortization of the value of the investor relations consulting contract in the 2006 period as compared to no such expense in the 2005 comparable period.

Research and development expenses in the 2006 period totaled $447,000, which is a $244,000 or 120% increase as compared to the 2005 period. The change is due primarily to increased costs of approximately $197,000 incurred on direct costs for product development, primarily being incurred for outsourced contract consulting and development services combined with a $41,000 increase from additional scientific personnel costs.

Interest expense for the three months ended September 30, 2006, increased to $61,000 or $9,000 more as compared to the 2005 period. The increase was primarily due to higher average interest rates on fluctuating interest rate notes, net of lower debt levels in the 2006 period as compared to the 2005 comparable period. Due to the increase in average cash balances in the 2006 period, interest income of approximately $24,000 was earned in 2006.

                 Liquidity and Capital Resources

The Company reported a net loss of $2,214,000 during the nine months ended September 30, 2006, which included $540,000 in non cash expenses relating to depreciation and amortization and stock based compensation. At September 30, 2006, the Company had working capital of $2,333,000. Management believes that its current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Management plans to also continue to fulfill the requirements under the global development and distribution agreement signed in March 2003 with Merial, to accomplish the milestones and successful completion of the open cow test and to potentially receive additional development payments. The completion of this test has been delayed from the timeline originally agreed to under the distribution agreement and the Company is attempting to achieve its requirements in the next few months under the agreement. Due to delays in producing a test, the Company expects the contract to be renegotiated when and if the product is successfully completed. The Company is also focused on generating increased product sales from its base antigen business as well as sales from products currently in late stage development. With the current level of working capital, the Company’s plans include maintaining accelerated key product development as well as keeping adequate inventory on hand. With this strategy, the Company hopes to realize value from its key development products and also to avoid delays previously experienced in its ability to fill orders with the antigen business.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the upcoming six to twelve months, are anticipated to total approximately $50,000-100,000.

AspenBio Pharma anticipates that spending for research and development for the balance of the calendar year ending December 31, 2006, will continue at an equal or possibly somewhat accelerated pace to those for the three months ended September 30, 2006. The primary expenditures will be to continue to fund development costs in support of the current pipeline products in development as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the open cow test as well as equine and bovine pregnancy enhancement drug products and the appendicitis test. In the future the Company may also consider acquisitions of development technologies or products, should opportunities arise that the Company believes fit the Company’s business strategy and would be appropriate from a capital standpoint.

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

The Company has a 6% note payable to Hurst under a note totaling approximately $544,000, at September 30, 2006. In connection with the settlement and termination of the litigation with Hurst, the Company made an advance $100,000 payment of principal in April 2006 on the note payable to Hurst. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance due in June 2008.

In September 2005 the Company terminated the employment of Hurst as well as the employment of two other employees in the antigen division. Hurst currently holds approximately 10% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in District Court, Douglas County, State of Colorado against Hurst and the two former employees of the Company. The Company’s claims against Hurst were based upon alleged breaches of confidentiality and non-competition provisions of contracts between the Company and Hurst. The Complaint, also sought temporary and permanent injunctive relief, seeks damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and has therefore breached an employment agreement with Hurst.

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

During the nine months ending September 30, 2006, we received cash proceeds of approximately $2,488,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering of 1,585,714 common shares generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. The holders of 253,180 warrants and options also have exercised their holdings to generate cash proceeds of approximately $268,000.

During 2005, we entered into an initial followed by subsequent agreements with Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) for the development \ manufacture of initial batches of our recombinant single-chain products. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. We are in late discussions with other potential manufacturers who do meet full cGMP requirements, are capable of large-scale manufacturing batches of our recombinant drugs and can economically manufacture them to produce materials at an acceptable cost. We expect to have an agreement for final cGMP manufacturing sometime during the next three to six months.

In November 2006 the Company entered into a long-term lease agreement to lease approximately 16,000 square feet of vacant space in the Company’s building to an un-related party. The Company has agreed to provide up to $120,000 for tenant improvements in advance of the tenant occupying the space. Following completion of the improvements, the lease term will be sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses, escalates over the term of the lease and ranges for approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year.

We expect to continue to incur cash losses from operations for the near-term. While anticipated increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. Our plans to bridge such cash shortfalls include the following:

1.	Obtain additional funding.

2.	Explore revenue opportunities from licensing, partnering or limited research \ reagent product sales of one or more of the new drugs under development.

3.	Continue to refine and develop the bovine early pregnancy test to achieve the milestones as anticipated to be required under the Merial agreement and reach a “re-start” agreement of the dates with Merial on that agreement, to provide the Company with milestone payments.

         Operating Activities

Net cash consumed by operating activities was $1,973,000 during the nine months ended September 30, 2006. Cash was consumed by the loss of $2,214,000 less non-cash expenses of $540,000 for depreciation and amortization, and stock and options issued for services. An increase in accounts receivable of approximately $47,000 from December 31, 2005 as compared to September 30, 2006 consumed cash. Increases in inventory of $83,000 to support new product sales and anticipated revenue increases consumed cash. A decrease in accounts payable and accrued liabilities of $165,000 also consumed cash, as certain year end liabilities were paid.

Net cash consumed by operating activities was $945,000 during the nine months ended September 30, 2005. Cash was consumed by the loss of $1,423,000, less non-cash expenses of $285,000 for depreciation and amortization and stock and options issued for services, including $18,000 associated with the completion of the amortization of the consulting agreement signed in January 2004. A decrease in accounts receivable of approximately $152,000 from lower sales levels in September 2005 as compared to December 2004 provided cash.

         Investing Activities

Net cash outflows from investing activities consumed $124,000 during the 2006 period. The outflow was attributable to purchases of property and equipment of $34,000 and payments of $90,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $136,000 during the 2005 period. The outflow was attributable to purchases of property and equipment of $43,000 and payments of $93,000 for patents and trademark application costs.

         Financing Activities

Net cash inflows from financing activities generated $2,260,000 during the 2006 period. Proceeds of $2,488,000 from the sale of common shares and the exercise of common stock options and warrants were received, net of $228,000 for repayments under debt agreements, including the $100,000 prepayment made under the resolution of the Hurst litigation.

Net cash inflows from financing activities generated $3,249,000 during the 2005 period relating to net proceeds from the sale of common stock and warrants under a private placement offering, totaled $3,362,000 net of $113,000 for repayments under debt agreements.

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

Item 3.  Controls and Procedures

        (a)   Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time. No changes were made to these procedures during the nine months ended September 30, 2006.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2006, the holders of 30,000 warrants and options exercised their holdings to generate cash proceeds of $22,750. The shares issued pursuant to the exercise of options and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Exhibits

        (a)    Exhibits

EXHIBIT	DESCRIPTION

10.1	Lease agreement between AspenBio Pharma, Inc and Mr. Robert Baits dated November 8, 2006.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006	AspenBio Pharma, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer