Form 10KSB
period 2006-12-31
AspenBio Pharma, Inc.
filed 2007-03-30
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006

( )	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission file number: 0-50019

ASPENBIO PHARMA, INC.
(Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1553387 (I.R.S. Employer Identification No.)

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

        Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

        The registrant had revenues of $1,140,000 for its most recent fiscal year ended December 31, 2006.

        The aggregate market value of the common stock of the registrant held by non-affiliates as of March 23, 2007 was $55,233,000 based upon the average closing bid and asked prices.

        The number of shares outstanding of the registrant’s common stock at March 23, 2007, was 23,133,547.

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
Certain Relationships and Related Transactions
Exhibits
	Principal Accountant Fees and Services	Page 1 18 19 19 20 21 27 45 45 46 50 55 57 57 58

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

AspenBio Pharma, Inc. (the “Company” or “AspenBio” also we, us or our) is an emerging biotechnology company engaged in the discovery, development, manufacture, and licensing or marketing of novel drugs and diagnostics for human and animal healthcare. Founded in August 2000, and headquartered in Castle Rock, Colorado, we leverage our proprietary knowledge and technology towards the development of novel patented or patentable products we believe have substantial market potential. As a significant supplier of purified proteins for diagnostic applications, the Company has become a leading supplier of human hormones to large medical diagnostic companies and research institutions. We manufacture and market approximately 30 purified protein products primarily for use as controls by diagnostic test kit manufacturers and research facilities, to determine whether diagnostic test kits are functioning properly. While generating modest revenues from our human and animal purified protein (hormone) business, we have been actively advancing the development of novel animal reproduction products for large worldwide markets. We currently have a growing product pipeline of seven new patent pending products including four novel recombinant hormones and three diagnostic tests in development. The Company continues to make exciting progress in the development and testing of two first-generation blood-based human appendicitis triage tests designed to help physicians rapidly diagnose or rule out appendicitis in patients complaining of abdominal pain. These two new blood-based tests are currently our largest worldwide revenue opportunities. We also recently initiated the Food and Drug Administration (“FDA”) application of our largest revenue potential single-chain drug, with an Investigational New Animal Drug Application (“INADA”) filing of StayBred™ a recombinant single-chain LH analog used to reduce embryonic loss in dairy cows.

Success for us will depend on our ability to develop and commercialize new products. Currently our primary business focus, along with a significant part of our scientific and development focus, is directed toward the completion of our two new first-generation patent pending human appendicitis triage blood tests: AppyScore™ and AppyScreen™.

We are also concentrating our efforts on creating new patented products for the worldwide veterinary market. We are currently completing development of, and bringing five novel veterinary products to market. Three of these products provide solutions to improve bovine reproduction and two of these products provide unique solutions for equine reproduction. We have applied for patent protection on products where they are not already patented under acquired licensed rights. By focusing on veterinary medicine, we gain several competitive advantages. First, since the FDA approval process for animal products is often less costly and time-consuming than that for human products, our research and development costs are substantially reduced and the timeline to product launch is shortened. Second, we believe animal healthcare represents an area of significant market potential with less market competition as compared to the human market. Third, we are able to focus our research and product development resources on improving animal reproduction providing significant new economic and efficiency benefits in large well-developed as well as underdeveloped markets worldwide. Fourth, we are able to focus on fully exploiting what we believe is the significant market potential of a totally new class of reproduction hormones via our patented “single-chain gonadotropin” technology platform which we believe offers a number of significant cost and performance advantages in numerous non-human mammalian species of economic importance, over conventional native hormone products currenly available.

Glossary of Terms

Artificially inseminated – the process in which a female has been bred via use of semen (AI) which does not involve the physical live mounting / breeding using a bull

Biomarker tests — tests that identify and quantify markers associated with disease or medical condition

Chorionic gonadotropin (hCG)- a hormone that induces ovulation

Compounded Deslorelin reagents — synthetic gonadotropin releasing hormone drug

Culled from the herd — removed from the herd

Embryo transfer — transfer of an embryo from one female to another

Follicle stimulating hormone (“FSH”) — hormone that induces follicular development

Genomics — method of identifying target genes

GMP \ cGMP — Good Manufacturing Practice \ Good Manufacturing Practice compliant

GnRH-derived products — synthetic gonadotropin releasing hormone compounds

Gonadorelin — synthetic gonadotropin releasing hormone compound

Gonadotopins – See LH and FSH

Heterodimeric complex — natural form of gonadotropin comprising a complex of an alpha and beta subunit which can easily become dissociated

Histopathologic — pertaining cell and histological structure in diseased tissue

Immunoassay-based — test that uses antibody-antigen interaction as method of measure

Luteinizing hormone (“LH”) — hormone that induces ovulation

Prostaglandin — hormone that causes regression of the corpus luteum

Proteomics — method of identifying target proteins

Recombinant — Novel DNA made by genetic engineering

Single-chain analogs — see single-chain gonadotropin

Single-chain gonadotropin — recombinant forms of gonadotropins composed of the alpha and beta subunits fused in a single polypeptide.

Single-polypeptide-chain-variants- see single-chain gonadotropin

Superovulation — using hormone treatment to stimulate a female to produce more than one ova at one time.

Triage — prioritize patients for further medical diagnosis, treatment or examination

Product Overview

Our current approach is to search for opportunities where we can use AspenBio Pharma’s expertise in the fields of protein purification, molecular biology, genomics and proteomics to create unique, competitive, and if possible, proprietary and/or patented products. We also focus on expanding into other uses for purified proteins, principally for diagnosis and treatment of animals and humans. An important factor in the development of diagnostics products is the general potential to proceed relatively quickly from product conception to saleable product as compared to therapeutic products which often require many years to market, due to significantly more stringent regulatory requirements for therapeutic products.

Products currently in our pipeline consist of product candidates in various stages of clinical and pre-clinical development. One of our business strategies is to focus primarily on products and technologies which we believe have attractive worldwide markets and relatively short time lines to receiving revenue. We pursue technologies under “in-licensing” agreements with third parties such as universities, researchers or individuals; add value by advancing the stage of research and development on the technologies through proof of concept, and then will either “out-license” to “Big Pharma” companies and/or continue with in-house development towards regulatory approval, product introduction and launch. Presently many if not all products in our existing pipeline are under the regulatory jurisdiction of the United States Food and Drug Administration (FDA).

Following is a summary of our current key products and their development status:

Table - Overview of current pipeline.

Product	Use	Stage	Revenue	FDA Approval
Diagnostic Products: AppyScore™ AppyScreen™ SurBred™ Licensed Recombinant Analogs: StayBred™ BoviPure FSH™ EquiPure LH™ EquiPure FSH™ Antigen Products	ELISA ER Test Physicians Office Test Pregnancy status Pregnancy maintenance Bovine super ovulation Induce equine ovulation Equine super ovulation Test kit controls	Development Development Development Development Development Development Development Production	Pre Pre Pre Pre Pre Initial Pre Recurring	Pre Pre N\A Applied Pre Applied Pre N\A

AppyScore™ and AppyScreen™ Human Appendicitis Triage Blood Tests:

Appendicitis is a common acute surgical problem primarily affecting children and young adults between 10 and 30 years of age. Appendicitis typically is an event that occurs between 24 and 36 hours from the initiation of symptoms to the point where if it is not operated on and removed will perforate or burst causing a potentially life threatening event for the patient. It is estimated by management that there are approximately 700,000 cases annually in the United States and approximately 6,000,000 patients enter US emergency rooms annually complaining of abdominal pain. An accurate diagnosis at a sufficiently early stage is a significant factor in achieving a successful patient outcome. An accurate and early diagnosis, however, is expensive and difficult because there is considerable overlap of genuine appendicitis with other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a reliable diagnosis of appendicitis. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition. Today in the United States, 1 in 7 appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery. In addition, approximately 100,000 patients suffer a perforated (or burst) appendix because they are not diagnosed in time. A dilemma for surgeons is minimizing the negative appendectomy surgery rate without increasing the incidence of perforation among patients referred for suspected appendicitis. Information discussed herein regarding appendicitis market, cases and surgeries was obtained from www.appendicitisinfo.com.

Techniques currently used by emergency room doctors to diagnose millions of patients complaining of stomach and abdominal pain are expensive, time consuming, and can have high error rates. After performing basic tests and a physical health examination, a CT scan is the most commonly used emergency room diagnostic method for ruling out appendicitis for patients with abdominal pain. With the total cost of the CT scan plus associated fees ranging from $3,000 to as high as $5,000 per procedure an estimated total of $9.0 to $15 billion is spent annually in the US on CT scans for this purpose. The scans can take more than four hours to complete and expose patients to ionizing radiation. While CT scans are still the current medical standard for diagnosing appendicitis, CT diagnostic error rates are estimated to range between 15% and 40%, and a high percentage of CT scans are simply inconclusive or non-diagnostic. The present approach contributes to a significantly large number of unnecessary (negative) appendicitis surgeries and or false-negative diagnosis due to diagnostic errors.

In addition to involving other risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $1.5 billion annually in the US alone. Additionally about 100,000 patients are not diagnosed correctly in time and suffer a potentially life-threatening perforation of the appendix requiring immediate and more complex emergency surgery. Due to a very high risk of serious internal infection perforated appendix cases require a more lengthy hospital stay, longer recovery or treatment period, substantially increased cost and tremendous discomfort for the patient. Appendicitis is one of the leading causes of litigation and claims of medical malpractice due to many factors including high diagnostic error rates, negative appendectomies, and increased cost and complications in cases where appendix perforates (bursts).

Appendicitis most frequently occurs in patients aged 10 to 30, but can affect all ages. The appendicitis condition usually involves presenting as abdominal pain. Appendicitis is especially difficult to diagnose in children and young adults using a CT scan because typically they have low body fat. This lack of body fat in younger patients results in very poor tissue differentiation / contrast on the CT scan. We believe our appendicitis triage blood tests could be particularly helpful in diagnosing or ruling out the disease in the highest-risk appendicitis population of children and young adults. Our new blood-based appendicitis triage/diagnostic tests also have the potential to enhance overall safety by reducing the amount of radiation exposure in children from unnecessary CT scans.

Based upon a potential annual emergency room/urgent care usage of 6 million tests and management’s estimates of a sales price of a few hundred dollars per test, the annual U.S. market potential for AppyScore and AppyScreen systems could exceed several hundred million dollars, with the international market potential being a multiple of that of the U.S.

The Company continues to make progress in the development and testing of its two first-generation blood-based human diagnostic tests designed to rapidly help diagnose or rule out appendicitis in patients complaining of abdominal pain. We have created and optimized a specialized test to detect a marker in the blood associated with appendicitis and have tested this assay in several on-going clinical research trials involving hundreds of human patients.

Preliminary results indicate that our first-generation triage test is highly effective in identifying patients with acute appendicitis. This marker demonstrates a linear (or direct) correlation with the severity of appendicitis. The test is especially accurate in patients 30 years of age and under, which is also the age group most commonly afflicted with appendicitis.

As a result of these positive developments, the Company’s R&D team is designing two separate appendicitis triage blood test systems. The primary test is the AppyScore™ system which is based on a blood test result scoring system is designed to be used as an initial appendicitis triage test for patients entering an emergency room /urgent care facility complaining of abdominal pain. We anticipate that our new appendicitis triage test will be easily incorporated in routine blood testing as a patient’s blood sample is taken in the ordinary course of an initial health exam of any patient entering the emergency room. Our appendicitis blood test scoring system is designed to measure the blood marker level, which guides the physician in determining not only the presence but also the potential stage or severity of appendicitis being experienced by the patient. Determining the stage or severity of appendicitis helps the physician assess the level of possible danger and the potential for the appendix to burst or perforate, causing life-threatening complications.

The AppyScreen™ system is a second appendicitis screening test which is being developed as a point-of-care test designed especially for rapid use in a physician’s office. This rapid-screen qualitative blood test would be used by a primary care doctor to quickly screen and identify potential appendicitis patients — especially children and young adults — who should immediately go to the emergency room for further diagnostic work up which would include a more quantitative AppyScore test. We expect this point-of-care test to produce results in less than 20 minutes.

Significant additional development, GMP manufacture and clinical trial testing in the near future will continue to influence the exact final commercial product forms that would be brought to market. Prior to any product introduction into the marketplace — assuming successful commercial and technology development can be achieved — further significant clinical trials and FDA approval would be required for both AppyScore and AppyScreen products, the successful completion of which cannot be assured. The FDA approval process for a non-invasive diagnostic tests such as these is generally much shorter than for a therapeutic drug and potentially may be achievable in as little as 12 months.

We have been working for some time in a productive collaboration with Dr. John Bealer, an experienced pediatric surgeon based in Denver, Colorado, to develop and refine the appendicitis diagnostic technology. Dr. Bealer has been a significant catalyst in the positive progress for development of this technology. Our creativity in discovery efforts and expertise in diagnostic development helped advance this test to the point where we are optimistic about the possibility of bringing two new first-generation Appendicitis Triage Blood Tests to market. We believe these tests would cost-effectively and accurately assist emergency room personnel and primary care physicians to quickly triage patients complaining of abdominal pain. Our test systems are designed to quickly divide abdominal patients into two patient groups, those at high risk of being appendicitis cases and those which are not. They are designed to provide the emergency room physician with more accurate individual patient information on suspected appendicitis / abdominal pain cases and in a time frame much faster than previous technology would allow. An example of projected product use and flow of care is as follows: 1) Patients complaining of abdominal pain present to a health care provider, and blood samples are assessed with our diagnostic test. 2) Patients with a positive AppyScore blood test (above the normal range for the target marker) should then be treated as highly suspect of having appendicitis. In addition, the numerical AppyScore test score can indicate the suspected progression or severity of the patient’s appendicitis condition. 3) The positive blood test group of patients can therefore be quickly triaged into those needing further immediate appendicitis work up including a CT scan. 4) Patients in the negative blood test group have a very high likelihood of not having a true appendicitis condition. This information combined with the emergency room physician’s other health exam findings and tests will mostly likely reduce the need for ordering CT scans for appendicitis on these patients.

Our first-generation AppyScore™ ELISA test is expected to be sold into the human emergency room diagnostic market and be used primarily by emergency room physicians and lab personnel worldwide. Our AppyScreen™ Point-Of-Care test is designed for use in physician’s offices. If successfully developed, we expect our two patent pending tests to be the only blood based Triage or rule out tests specifically for appendicitis in the worldwide market. We believe that AppyScore™ and AppyScreen™ would be marketed under a future agreement with a large diagnostic or pharmaceutical company with sizable worldwide market reach, either following successful completion of final clinical studies or after FDA approval. We believe the potential worldwide market for this product is vast. In the United States alone it is estimated that approximately 6,000,000 patients enter US emergency rooms annually complaining of abdominal pain.

Beginning in 2004, AspenBio initiated the establishment of an intellectual property portfolio for the appendicitis testing technology and products. The company has filed for and is pursuing worldwide patent coverage related to several aspects of the initial discovery and various test applications. Further enhancement and expansion of the proprietary patent position was recently announced and is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of tests. Strong scientific and technical progress remains the basis for these innovative efforts. At this time, patent applications are pending in various jurisdictions with no patents having yet been issued / granted.

Clinical studies will continue, while activities for securing an international licensing partner to support FDA approval, distribution, and marketing will commence in the near future. Based on the data obtained to-date, the AppyScore™ Appendicitis Triage Blood Test appears able to identify patients with appendicitis at a very high sensitivity level of 94% to 97%. This compares to significantly lower diagnostic success rates for expensive CT scans, which are generally considered the best current diagnostic method available for appendicitis. Preliminary results to date show a strong trend of the AppyScore approach to consistently identify and distinguish patients with appendicitis from those patients who should be considered to be at low risk for appendicitis. In addition to accurately triaging patients highly suspect of having appendicitis, a key benefit of the testing system is that those patients with a negative test (with an AppyScore in normal range), will most likely reduce the need for an emergency CT scan for suspected appendicitis. Based on data and trials conducted to date, we believe the use of our AppyScore Appendicitis Triage Blood Test can greatly reduce the frequency of unnecessary CT scans routinely used to rule out or diagnose appendicitis.

AppyScore’s Direct Correlation with Grade or Severity of Appendicitis

We have established a novel grading approach, the AppyGrade™ system, to describe the severity of the disease condition in appendix tissue from potential appendicitis patients. Grade 1 represents a normal or baseline condition with no identifiable disease within the appendix. Grade 1 is used to identify patients that do not have true appendicitis and have not undergone appendectomy. Grades 2-4 describe increasing levels of true disease condition according to histopathology within the appendix. All of the Company’s studies to-date indicates that AppyScore values from blood-based biomarker tests are directly proportional to AppyGrade appendicitis severity levels from histopathology examinations. This quantitative correlation and appendicitis risk scoring system would allow emergency room physicians to obtain more accurate information on a specific patient’s risk of appendicitis and faster than ever before. This new system combined with the other physical examination tests and results will help the ER physician to more quickly and accurately triage those patients needing emergency CT scan to determine if emergency surgery for appendicitis is indicated.

Single-Chain Gonadotropin Technology Breakthrough — Recombinant LH and FSH:

Luteinizing hormone (“LH”) and follicle stimulating hormone (“FSH”) are naturally occurring hormones produced by all mammals, human and animal, as a natural part of the reproduction process. For numerous reasons, including health status, age, manipulation efforts to induce reproduction, selective breeding to enhance desired traits, etc., the rate of successful natural reproduction, especially in dairy cows and certain livestock and food-producing animals has declined significantly in recent decades. In an attempt to overcome this decline, natural LH and FSH hormones have been harvested, processed and sold as reproduction enhancing drugs for several years. Natural replacement drugs produced this way are inefficient, as they are harvested from dead animals; they are not highly effective at producing the desired results; and since they are animal derived, they have the potential to transmit diseases such as bovine spongiform encephalopathy (BSE or “Mad Cow Disease”).

To date, no commercially successful recombinant, or “man-made” LH or FSH hormone product has been developed and introduced for animals because the heterodimeric complex (“combined alpha and beta subunits”) is unstable, causing the alpha and beta units to rapidly separate. To our knowledge this instability and lack of assembly have resulted in production yields that are unacceptable, making commercial products unfeasible. To overcome this, we have exclusively licensed technology for use in animals, successfully developed by Dr. Irving Boime of Washington University (St. Louis, MO). Dr. Boime’s work involves the construction and molecular characterization of single-polypeptide-chain-variants of LH and FSH.

During 2004, we entered into an exclusive license agreement for the extensive portfolio of patents and patents pending, developed and enhanced over the last twenty-plus years by Dr. Boime. The patent estate consists of numerous active and inactive patents and patents pending. The term of our license agreement is tied to the life of the last patent to expire, which we expect to be approximately 20 years. The portfolio covers rights to mammalian reproduction using the single-chain technology and the creation of recombinant drugs to enhance conception and pregnancy rates. We acquired this technology to commercialize and provide these products for use in veterinary medicine. We believe that the platform technologies in connection with the patent estate have the potential to be developed into an array of products to enhance fertility in all mammals. Each time we identify and develop a specific new application we file additional patents associated with the newly developed technology. Separately from the veterinary activities of the Company, we understand that the human version of this technology has had an application filed with the FDA and is in stage III human clinical testing by a large international pharmaceutical .company.

We are developing strategies related to the manufacture cGMP material in which cGMP manufacturing methods are required for those products for which we are seeking FDA approval. We are currently in late stage discussions with potential manufacturing partners who are capable of large-scale cGMP manufacturing of our recombinant drugs for pivotal FDA safety and efficacy studies. We expect to have a partnership agreement for final cGMP manufacturing sometime during the second quarter of 2007. Delays in finalizing an agreement with a cGMP facility due to changing financial resources or further product testing can delay our FDA approval process, but we do not believe such changes would affect sales of our single-chain analogs on a reagent basis or for product sales where FDA approval is not yet achieved or is determined to not be sought.

Our long-term goal is to methodically leverage this “single-chain gonadotropin” technology into numerous generations of products for potential application in multiple species. We are attempting to prioritize each potential species application based on what we perceive has the greatest potential worldwide market value and likelihood of successful distribution.

Bovine Market Opportunity

We believe that the bovine market, primarily dairy operations, represents the largest market opportunity of all of our current animal products to date.

The success of a modern dairy cow operation is dependent upon a number of critical factors. Several of these factors are outside the control of the dairy producer, such as milk prices and costs for feed, nutrients, and medicines. Other factors, however, are within the dairyman’s control such as size of the operation (number of head milked), labor costs, and access to high quality bulk feed. The amount of revenue derived from milk sales is a function of the quantity of milk produced and the level of milk fat contained in the milk. These factors correspond directly to the amount of time that a cow is pregnant. The more days during a year that a cow remains not pregnant (“open”), the lower the annual milk production from that cow, hence the lower the revenue received.

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

Approximately 60% of commercial dairy operations use the traditional way of determining pregnancy which is via palpation, a physical examination by a veterinarian approximately 42 days after breeding. Ultrasound is also used in approximately 40% of the pregnancy determinations in dairies. These open cow test methods currently being used — palpation and ultrasound — cannot determine pregnancy status until between 32 and 42 days after artificial insemination, which is 10 to 20 days after the cow’s 21-day estrous cycle is over. Additionally, these methods may be harmful to a pregnant cow or risk aborting the calf.

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

Bovine Reproduction Products

Bovine products currently being developed are StayBred™ (single-chain LH analog for cows), BoviPure FSH™ (single-chain FSH analog for cows) and SurBred™ (bovine early pregnancy blood test). These specialized products are designed to create more effective breeding programs for artificially inseminated dairy cows. Pregnancy is necessary for efficient milk production and effective reproduction programs increases milk production per cow and profitability of the dairies, by leaving fewer open (“not pregnant”) cows.

StayBred™

StayBred™  is a novel single-chain LH analog for cows. This new hormone analog is believed to induce ovulation and produce a phenomenon that has been shown to reduce the rate of pregnancy loss in cows. Currently, 70% of dairy cows fail to conceive or maintain a viable pregnancy resulting in significant financial and production losses to the dairy. StayBred™ LH (luteinizing hormone) analog for cows utilizes our exclusively licensed “single-chain gonadotropin” technology which we believe will offer cost and performance advantages (when manufacturing volumes are achieved) over conventional bovine hormone products available in the worldwide market.

We recently announced that we filed and received our INADA file number with FDA. This application officially commences the FDA approval process for StayBred™ which is currently being optimized for expression and the start of official cGMP processes and validations. In addition, various large-scale field trials are on-going with pivotal safety and efficacy studies due to start as soon as cGMP material is available from our GMP manufacturing partner.

We believe this drug may create a totally new pregnancy maintenance market for artificially inseminated dairy cows. It is estimated that there are between 16 and 20 million artificial insemination attempts annually in dairy cows in the United States alone. We believe StayBred™ would be an applicable and beneficial product administered to dairy cows after each artificial insemination as a therapeutic treatment to help maintain pregnancy. Based upon an assumed net selling price in the range of $10 to $15 per dose, we believe the total potential US market for StayBred™ ranges between $200 and $300 million. With a modest 20 percent market penetration estimate, this product could generate approximately $40 to $60 million in gross revenue annually in the US market alone. We believe there are similar or greater potential markets outside the US. Actual market penetration forecasts would depend on the drug efficacy (rate of pregnancy improvement) along with a potential marketing partner’s ability (who would share in the revenues) to penetrate the total market. We continue to have discussions and negotiations with major pharmaceutical companies who have an ability to maximize the market for this product. We expect to conduct expanded clinical trials in the near future. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be clients operating commercial dairy herds using timed (synchronized) breeding programs.

We anticipate the benefits and value of the StayBred™ product, if able to be successfully launched into the dairy industry are summarized as follows:

1.	Percentage of cows maintaining pregnancy may significantly increase by approximately 10 -50%.
2.	Saves the additional cost and manipulation to the animal of repeated reproduction treatments.
3.	Reduces average days a cow is "open" (un-bred), thereby improving overall milk production, and milk quality and calf production.
4.	Anticipated cost per application is easily cost justified to the dairy operator.
5.	The product is easy to administer.
6.	Technology is patented with additional patents pending.

We believe that over time this product can potentially become our largest selling drug in development (once FDA approved) with a substantial worldwide market potential provided we are able to produce the product in large quantities at an attractive cost. We are actively developing ways to effectively enhance the production and reduce the cost of StayBred.

SurBred™

SurBred™, a complementary technology to StayBred, is a novel blood test designed to identify open cows 10 to 20 days sooner than methods currently used in dairy cattle throughout the world. The test kit we intend to produce would permit pregnancy status to be determined sooner than the traditional methods, which, in turn, would permit a herd manager to repeat the artificial insemination process at an earlier date for cows tested to be open. Our test does not include any physical manipulation of the cow other than a simple blood sample. Traditional manipulation results in somewhat higher risk to the embryo. Designed to save producers time and money, it can significantly improve the overall reproduction efficiency of dairy herds. This immunoassay-based blood test is not subject to FDA approval regulations.

We entered into licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, to obtain the exclusive rights to the marker used in the open cow test technology. We are pursuing further patent protection for this technology in pending patent applications, as well as a U.S. federal trademark application for “SurBred™,” the planned name of the open cow test kit.

In 2003 we entered into a distribution agreement with Merial Limited for the worldwide sales and marketing rights to this test. Merial, a joint venture between Merck and Aventis, is one of the world’s leading animal health companies. Based on findings of an expanded field trial during 2003, we concluded that improvements needed to be made to the test. We have contracted with two recognized industry experts in this field to assist our internal efforts in development of the test. We are currently working on optimizing the test to provide an effective and accurate product. We also continue to characterize the target indicator marker more fully to understand how its temporal expression changes through early pregnancy and in different blood components. We believe we have confirmed that the target marker is highly accurate in determining pregnancy status. Since we were unable to launch the test to date, as previously anticipated in our agreement, Merial may want to renegotiate the agreement. Although technically the agreement has expired, both parties have been working together and conducting themselves as if the agreement were still in effect and are planning on Merial marketing the product once it is fully developed. While we can provide no assurance of success, development efforts are ongoing. Should Merial elect to terminate the agreement, they may request a refund of 50% (or $100,000) of the development payment received to date. To date we have worked closely with Merial and they have been supportive of our efforts to resolve the development issues surrounding the pregnancy test.

BoviPure-FSH™

BoviPure-FSH™ is a novel single-chain FSH analog for cows. It is designed for super-ovulation for embryo transfer in dairy and beef cows throughout the world. This product is in an advanced stage of development and is expected to provide significant benefits including superior single-dose product efficacy, unmatched purity, consistent bioactivity and significant labor savings for end users, versus conventional “animal-derived” pituitary extract FSH products currently on the market. These benefits are important to users of FSH products currently on the market. Conventional FSH products, all of which are directly harvested from animal origins, have inherent problems with product safety, purity and variability. In addition, these conventional FSH products require considerable human and facility resources with an average of 8 treatments given every 12 hours for 4 consecutive days for every animal being treated.

We have successfully moved this single-chain FSH analog to commercial scale-up and manufacturing for initial possible sales of the product as a reagent. We have produced gram quantities of the product and have completed extensive characterization, dose and efficacy testing on this product. In fact, we have confirmed it can provide superior efficacy in a single dose versus conventional market leading porcine FSH drugs which require 8 injections given every 12 hours for 4 days. Barring technical hurdles, we anticipate we will be able to start selling this product as a specially labeled reagent by late 2007. Due to the significant number of product advantages that we expect BoviPure FSH™ to have over conventional FSH extract products we believe we can garner a premium price per dose for this new compound. This premium price position is supported by the extra benefits and properties we expect BoviPure FSH™ to deliver including high purity, consistent bioactivity plus potentially significant product administration labor savings.

We believe the annual estimated market for this product exceeds $20 million. As a recombinant hormone drug, this product will be prescribed and marketed by licensed veterinarians, the ultimate customers will be producer clients operating commercial dairy and beef breeding herds. We would expect to market this drug through a larger partner who would share in such revenues. Provided we have sufficient financial resources we intend to begin FDA registration of this drug as soon as possible. If successfully approved by FDA is will be the only FSH product in the US market with an FDA approval.

Equine Reproduction Products

The equine breeding industry currently lacks any effective method that can precisely control follicular development and ovulation. Extracts containing pituitary derived LH and FSH have been shown to be effective; however, the lack of a reliable commercial product has prevented wide use. Human chorionic gonadotropin (hCG) is also used but horses often develop an immune response to this foreign protein and repeated use can cause it to become ineffective. GnRH-derived products have been shown to be effective in inducing ovulation in the horse. The only such approved product for use in the horse, Ovuplant™, has been withdrawn due to non-compliance with specific FDA regulations and has been off the market for the past two years. However, a number of compounding pharmacies have entered the market with a number of inexpensive versions of compounded Deslorelin reagents. While Ovuplant is off the market these inexpensive compounded products have devalued the market significantly which has resulted in low market prices for equine ovulation agents. Over time, we expect market value conditions to improve. Equine breeding is seasonal; beginning in early spring through mid summer and therefore products sold for use in equine breeding are sold on a seasonal basis.

Equine products we currently are developing are EquiPure-LH™ (single-chain LH analog for horses) and EquiPure FSH™ (single-chain FSH analog for horses). These specialized products are designed to create more effective breeding programs for horses. The ability to influence the timing of when mares are ready to breed, improving the success rate of bred mares and increasing the number of eggs produced and harvested for transplant, are all valuable in equine reproduction.

EquiPure LH™

EquiPure LH™ is a novel single-chain LH analog for horses. It is designed to induce ovulation in estrous mares thereby providing better overall breeding management and convenience to breeders. We initially anticipated this drug to be our first FDA approved product based upon our late 2005 INADA filing with the FDA. We are presently obtaining revenue from this product by selling it as a specially labeled reagent to licensed veterinarians and expect to continue to sell it until it gains final FDA approval. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be horse owner clients and clients operating breeding farms. Current estimates indicate that the total US equine ovulation market may exceed 700,000 doses consisting of 350,000 mares receiving approximately two doses annually. However, due to the devaluation of market prices, management estimates the total annual US market potential at approximately $8 to $10 million. We would expect to market this drug through a larger partner who would share in such revenues. At present we expect to focus our resources on FDA approval on our Bovine products which represent the highest potential revenue sources of our current drugs in late-stage development.

EquiPure FSH™

EquiPure FSH™ is a novel single-chain FSH analog for horses. It is designed to assist mares through transition and for “super-ovulation” (for embryo transfer) in horses throughout the world. As part of our product development strategy focused on improving animal reproduction, we are in late stage development of this recombinant form of follicle stimulating hormone. We have now successfully produced gram-level quantities of EquiPure FSH™ for testing purposes as a result of commercial manufacturing scale-up of this product. This new drug will compete in the market with existing “animal derived” equine FSH products and will offer compelling product cost, safety and efficacy benefits over existing equine FSH drugs sold in the market. This product is anticipated to be a significant advancement in the growing equine embryo transfer and transition assistance markets. We expect to begin selling this product as a specially labeled reagent in late 2007. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be horse owner clients and clients operating breeding farms. We expect to market this drug through a partner who could effectively access this market and in exchange for distribution and sales efforts would share in revenues.

Human diagnostic antigens

The market for human antigens and tumor markers is estimated at approximately $2 million, annually. We believe we currently are the largest supplier in our market, and nearly all of our revenues to date have come from sales of these products. We expect to continue adding products to our diagnostic protein line. Our primary competitor for supply of human pituitary antigens is Dr. Albert Parlow, a professor at UCLA. We do not currently sell our products under contracts. Sales are made generally on an open account on a purchase order basis.

The customers for our human antigen products are the manufacturers of the diagnostic test kits and research facilities and brokers who sell to these same end users. Historically we have been dependent upon a limited number of large customers, as two of our larger customers, AbD Serotec Limited and BioRad Laboratories, accounted for a total of 41.7% and 16.8%, respectively, of our net sales for the year ended December 31, 2006. In 2005, BioRad accounted for 58% of our net sales. The loss of either of these customers would have a material adverse effect on this division of our business.

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

We continue to optimize production and effective methods to produce EquiPure LH™ analog, EquiPure FSH™ analog and BoviPure FSH™ at the lowest possible cost. Depending upon among other items, financial constraints, protein expression yields and cGMP capability we anticipate entering into additional development agreements with outside contractors specializing recombinant drug manufacturing under both cGMP and non-GMP conditions to assist us in similar product determinations and development for the recombinant bovine LH analog and bovine FSH analog to advance FDA approval of these products and future new drugs.

Intellectual Property

In 2004, AspenBio began building an intellectual property portfolio for the human appendicitis testing technology and products. The Company has filed for worldwide patent coverage related to several aspects of the initial discovery and various test applications. During early 2006 our U.S. and international patent applications entitled “Methods and devices for diagnosis of appendicitis” were published by the United States Patent Office and the International Bureau of the World International Patent Organization. We also recently filed a further separate patent application seeking to expand the worldwide position of intellectual property protection associated with this technology (see below).

Further enhancement and expansion of the proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of tests. Strong scientific and technical progress remains the basis for these innovative efforts.

To provide further summary information which has been the subject of a recent press release, the patent portfolio for the human AppyScore /AppyScreen appendicitis diagnostic technologies has recently been expanded primarily in two dimensions. In the first dimension, the platform patent position has progressed towards strategic worldwide coverage. Based on earlier U.S. and Patent Cooperation Treaty International patent applications, intellectual property rights are being widely pursued in over 60 selected countries and markets by entering the national or regional phase of activity. In a second dimension, through a new patent application filing, the company has established a position on improvements and variations in the technology. These additional directions relate in part to the unique ability for the blood-based biomarker tests to assist not only in diagnosing the presence or absence of appendicitis, but also in assessing more precisely and accurately the clinical grade of appendicitis condition. These improvements are designed to significantly enhance the quality of triage and increase the speed of making clinically relevant diagnostic information available. These developments also offer substantially reduced total costs in comparison with nuclear medicine and imaging while reducing the risk of ionizing radiation exposure to the patient.

We have filed federal trademark applications for the registration of the names AppyScore™, AppyScreen™ and AppyGrade™ all names we are using and would anticipate will be used in the commercialization of our appendicitis technology.

We have not filed patents for all of our human diagnostic antigens, although we consider our protein purification process proprietary. This purification expertise, knowledge and processes are kept as trade secrets. We have filed for patent applications on a number of our technologies. As a matter of general practice we pursue patent coverage on technology and developments we believe can be suitably protected in this manner.

Under the exclusive license agreement with Washington University (St. Louis, MO), we have obtained intellectual property rights to their patent estate consisting of approximately 83 active and inactive patents and patents pending. The term of the agreement is tied to the life of the last patent to expire, which, given the fact that there are a number of patents pending, we expect to be at least 20 years. We are currently developing and testing products using the Washington University patents rights in the bovine and equine areas and expect to develop products for a number of other species as well.

With respect to SurBred™ (open cow test), we entered into exclusive licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, for the manufacture, use, sale and distribution of the marker used in the test. We have titled the open cow “SurBred™” and titled the LH product “StayBred™” and have applied for federal trademark protection in the United States. We have also filed patent applications for the open cow test as well as the bovine LH product, to protect the approach including methods of product use. The LH product itself is a patented single-chain gonadotropin protected by the Washington University license agreement. Further, we have been amending our filings based on clinical and field trial results. The international filings for the method of utilizing LH are currently advancing to national phase. We plan to continue and expand the patent protection of our products as opportunities present.

General Operations

Backlog and Inventory — Historically our antigen business has not been seasonal in nature, so we expect demand to remain relatively steady. Some of the products we are working on we expect to be seasonal in nature such as EquiPure LH™ due to the breeding season for horses. Because we produce proteins on demand, we do not maintain a backlog of orders. We believe we have reliable sources of raw materials, do not require significant amounts of raw materials, and can manufacture all of our protein. As a result, we do not expend large amounts of capital to maintain inventory.

Payment terms — Other than to support pre-season product sales or certain new product introductions and then terms of no more than 60 days, we do not provide extended payment terms.

Revenues — Historically the vast majority of our revenues come from domestic customers with less than 10% of our revenues being derived from several foreign customers. During the year ended December 31, 2006, AbD Serotec Limited, a European company based in England, accounted for a total of 41.7% of our net sales. International sales in 2005 were not material.

Employees — We currently have eleven full-time employees and two part-time employees. We also regularly use part-time student interns and we will hire additional personnel, as needed depending upon the implementation and success of our new product lines.

Research and Development

We spent $1,412,000 on research and development in fiscal 2006 and $850,000 in fiscal 2005. We expect to spend significantly more over the next few years to develop our new products depending upon available funding, primarily on the recombinant form of bovine and equine proteins and the appendicitis test. We will also continue research and development to improve and add antigens to the open cow test, in order to improve accuracy and thereupon introduce the test.

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

AppyScore™ and AppyScreen™ Appendicitis Triage Blood Tests — The FDA’s Center for Devices and Radiological Health (CDRH) is responsible for regulating firms who manufacture, repackage, re-label and or import medical devices sold in the US. Medical devices are classified into Class I, II and III. We anticipate our two new appendicitis tests will be considered non-invasive Class II medical devices by the FDA. Most Class II devices require Premarket Notification 510(k) however, it is possible that the device will require a Premarket Approval. While both Premarket Notification and Premarket Approval do not typically require lengthy approval requirements or processes beyond approximately 1 year, we anticipate being able to confirm our final FDA process tract in the coming months and to start our FDA approval process by the end of the third quarter of 2007.

Generally FDA product approvals are granted after specific clinical trials, GMP validations and quality control requirements have been achieved to the agencies satisfaction. Any product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of such products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current GMP, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. Manufacturers are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions. Any such enforcement action could have a material adverse effect on our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on our business.

SurBred™ Open Cow Test — Because the open cow test is for diagnostic use only, it will not be subject to FDA regulation. However, we will make a notification filing with the FDA, which advises the FDA of the expected uses and labeling of the product.

BoviPure LH (StayBred™) and FSH Drugs — We have filed and received our INADA file number which officially commences the FDA approval process for StayBred™ (LH analog for cows). Providing we have sufficient financial resources we expect to file for our INADA for BoviPure FSH™ before the end of 2007 with the Veterinary — CVM section of FDA. During the development and approval phase management believes the Company will be able to sell these drugs on a limited reagent basis for use under a veterinarian’s prescription.

EquiPure LH and FSH Drugs — Our current intention is to file an INADA for these two drugs and seek (Veterinary — CVM) FDA approval. During the development and approval phase management believes the Company will be able to sell these drugs on a limited reagent basis for use under a veterinarian’s prescription.

Human Patients — FDA approval is required for therapeutic uses of products. For use on human patients, FDA extensively regulates the testing, manufacturing, labeling, advertising, promotion, export and marketing of therapeutic products. A therapeutic product administered to human patients is regulated as a drug or a biologic drug and requires regulatory approval before it may be commercialized. We have no human therapeutic drugs under development at this time.

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

Our success depends on our ability to successfully develop new products. Although we are engaged in human diagnostic antigen manufacturing operations and historically substantially all of our revenues have been derived from this business, we believe our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more of our pipeline products. Our ability to develop any of the pipeline products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past and may again encounter in the future problems in the testing phase for different pipeline products, sometimes resulting in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our pipeline products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, nor that we will be able to produce them on an economical basis.

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

We purify human and animal antigens and tumor markers. In 2006, our revenues from these sales were approximately $959,000. We intend to introduce new products with substantially greater revenue potential, including recombinant drugs. We currently have entered initial contracts with two manufacturing companies for initial batch and study work. We are in discussions with one of the preceding potential manufacturing partner’s who meet full cGMP requirements and is capable of large scale manufacturing batches of our recombinant drugs to expand the contractual relationship as part of the FDA approval process. Delays in finalizing an agreement with a cGMP facility may delay our FDA approval process and potentially delay sales of such drugs. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw inventory, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, and managerial personnel. There is intense competition for qualified personnel in our business. A loss of the services of our qualified personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm our development programs and our business.

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

Our product liability insurance coverage may not be sufficient to cover claims.

Our insurance policies currently cover claims and liability arising out of defective products for losses up to $2 million. As a result, if a claim were to be successfully brought against us, we may not have sufficient insurance that would apply and would have to pay any costs directly, which we may not have the resources to do.

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

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses into the 2007 calendar year and possibly longer. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our Common Stock to decline.

We do not anticipate paying any dividends in the foreseeable future.

The Company does not intend to declare any dividends in the foreseeable future. Investors who require income from dividends should not purchase our securities.

Our common stock is classified as a “penny stock” under SEC rules and the market price of our common stock is highly unstable.

A limited trading market exists for our common stock on the OTC Bulletin Board. Since inception of trading in January 2003, our common stock has not traded at $5 or more per share. Because our stock is not traded on a stock exchange if the market price of the common stock is less than $5 per share, the common stock is classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid. Furthermore, at present there is relatively limited trading in our stock which could cause our price to fall if shares are sold into the market.

We have a large number of outstanding options and warrants, and we may issue additional shares, options and warrants.

As of March 23, 2007, approximately 23,134,000 shares of our common stock and an aggregate of approximately 9,100,000 options and warrants were outstanding, including rights under the employee stock option plan and 798,000 options that we are in dispute over. We may issue additional shares upon exercise of warrants or options, or in connection with certain business development or license agreements. We may issue additional shares and warrants in order to raise additional capital on an as-needed basis. The issuance of additional shares, options or warrants may cause dilution of your investment.

ITEM 2.   DESCRIPTION OF PROPERTY

We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us in 2003. Except as discussed herein, we presently do not plan any renovation, improvements, or development of this property. During late 2006 we entered into a sixty-two month lease agreement to rent approximately 16,000 square feet of unused space in the building to an unrelated party. We have agreed to fund up to $120,000 in direct tenant improvements for the tenant’s use of the space in their operations in addition to associated costs we may incur relative to the leased space. We anticipate this will be spent and the lease will commence in early 2007. The Company believes that its facilities are adequate for its near-term needs.

We own the property subject to a mortgage with an outstanding balance of approximately $3,031,000 at December 31, 2006, payable in monthly installments of approximately $23,700 and bearing interest at an approximate average rate of 6.5%. In the opinion of management, the Company maintains adequate insurance coverage on the property.

ITEM 3.   LEGAL PROCEEDINGS

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against us. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations’ services between us and SGI. We filed an answer and counter claims against SGI on January 25, 2005. We believe SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between us and SGI. SGI is seeking approximately $47,000 in damages. We have filed counter claims seeking approximately $91,000 in damages plus cancellation of the remaining 798,000 options issued to SGI that are exercisable to purchase our common stock. To date no actions have been taken regarding this litigation other than responding to requests for the production of documents and the initial depositions in the matter. In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or ‘cease and desist’ letter concerning certain activities. For example, this can occur in the context of the Company’s pursuit of intellectual property rights. This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts. The Company generally intends to make a rational assessment for each situation on a case-by-case basis as such may arise.

In the present reporting period, the Company has received a communication from a third party regarding a trademark of interest to the Company and for which the Company is pursuing U.S. federal trademark registration. The Company’s trademark has been allowed by the U.S. Trademark Office. The communication alleges certain trademark rights of the third party and essentially requests that the Company refrain from adopting and using the trademark in question. The communication raises the possibility of litigation relating to use of the trademark. The Company’s trademark is affiliated with one of its animal drug products that is currently in the pipeline stage of development. The Company is evaluating its options for this trademark issue and believes that its full spectrum of options for this trademark and product can include considerable flexibility with respect to its overall branding strategy.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Quarter ended	High	Low
March 31, 2006 June 30, 2006 September 30, 2006 December 31, 2006 March 31, 2005 June 30, 2005 September 30, 2005 December 31, 2005	$1.93 $1.85 $1.80 $2.95 $0.85 $0.95 $0.86 $1.09	$0.95 $1.33 $1.30 $1.66 $0.51 $0.63 $0.63 $0.60

As of March 23, 2007 we had approximately 1,100 holders of record (excluding an indeterminable number of shareholders whose shares are held in street or “nominee” name) of our common stock.

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

The closing bid price of our Common Stock on March 23, 2007 was $3.95 per share.

Recent Sales of Unregistered Securities

The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which were not registered under the Securities Act.

During 2006, options for a total of 668,000 shares of stock were issued to employees, directors and advisors, vesting three years in arrears. All are exercisable for ten years at various prices averaging $1.68 per share. During 2006 an employee exercised 20,000 options at $.70 each for cash and 150,000 options were forfeited.

In January 2007, the Board granted our President 25,000 shares of restricted common stock valued at $2.96 per share, in connection with the extension of his employment agreement.

During 2007, through March 23, 2007 a total of 2,749,214 options and warrants have been exercised generating cash proceeds of $3,466,247.

The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuances. No commission or other remuneration was paid on these issuances.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

        Sales for the year ended December 31, 2006 totaled $1,140,000, which is a $280,000 or 33% increase from the year ended December 31, 2005. During 2006, a new customer accounted for sales of $489,000. During 2006 $181,000 in recombinant analog sales were recognized as compared to $40,000 of such sales in 2005. Our base sales vary due to timing of customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At December 31, 2006, we had received customer orders totaling approximately $222,000, of which one customer represented 59%. These open orders are not included in the sales for the twelve months ended December 31, 2006, but will be produced and shipped in 2007. A $50,000 non-refundable exclusive negotiation fee was received during 2006, for product right negotiations and such rights had expired as of December 31, 2006.

        Cost of sales for the year ended December 31, 2006 totaled $757,000, a $248,000 or 49% increase as compared to the 2005 period. The change in cost of sales resulted from the higher sales levels as well as increased expenses incurred from additional personnel being added and increases in general overhead expenses associated with the expanded activities. Raw material costs were also up in 2006 over 2005 by approximately 15%.

        Gross profit percentage decreased to 33.6% in the year ended December 31, 2006, as compared to 40.9 % in the 2005 period. The change is attributable generally to the higher raw material costs combined with higher initial batch production costs of the of the Company’s recombinant Equine LH (Luteinizing Hormone), prior to scale-up in full production runs.

        Selling, general and administrative expenses in the year ended December 31, 2006, totaled $1,973,000, which is a $570,000 or 41% increase as compared to the 2005 period. The increase is attributable to a $233,000 increase in public company expenses the direct result of having an investor relations firm for all of 2006, an increase in supplies and repairs and maintenance of $113,000 from overall increased facilities improvements and an increase in salary expenses resulting of hiring additional staff. Stock based compensation expense for employees and directors totaled $ 176,500 in 2006 as compared to $127,400 in 2005.

        Research and development expenses in the year ended December 31, 2006 totaled $1,412,000, which is a $562,000 or 66% increase as compared to the 2005 period. The increase is due primarily to an increase in outsourced contract development and testing and trial services. Costs were primarily attributable to current technologies being developed, which include the appendicitis test, the bovine pregnancy test as well as recombinant equine and bovine pregnancy enhancement products.

        Interest expense for the year ended December 31, 2006, decreased to $246,000 or $9,000 less as compared to the $255,000 for the 2005 year. The decrease was primarily due to lower debt levels following the equity offering and warrant exercises in 2006, providing additional working capital.

        No income tax benefit was recorded on the loss for the year ended December 31, 2006, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2006, the Company had a net operating loss for income tax purposes of approximately $9,200,000, expiring through 2026.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2006, we had working capital of $3,605,000, and a cash balance of $3,529,000. We reported a net loss of $3,109,000 during the year ended December 31, 2006, which included non-cash depreciation, amortization and write-off of patent cost expenses of $245,000 and a charge of $509,000 for common stock, options and warrants issued for services. We believe that our current working capital position combined with the proceeds of warrants received in 2007 is sufficient to continue with the technology development activities and support the current level of operations for the near term. We are also focused on generating increased product sales from the base antigen business as well as sales from products in the analog area. Now that we have improved working capital balances, we plan to keep adequate inventory on hand to attempt to avoid delays previously experienced in our ability to fill orders for the antigen business.

        Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2007, are anticipated to total approximately $150,000 to $250,000. Additional costs for direct tenant leasehold improvements and related costs associated with the leased space are expected to total approximately $140,000 which will be incurred prior to the commencement of the lease agreement we signed in late 2006. We anticipate these capital expenditures to be financed out of working capital.

        We anticipate that spending for research and development for the fiscal year ending December 31, 2007 will continue to increase over the 2006 levels. The primary expenditures will be to continue to fund development and testing costs in support of the current pipeline products in development as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the appendicitis tests, the open cow test and the equine and bovine recombinant pregnancy enhancement drug products. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

        We have a 6% note payable to a stockholder (our former president) under a note totaling $522,458, at December 31, 2006. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance due as of June 2008.

        During 2007 to date we have received cash proceeds of approximately $3,466,000 from the exercise of 2,749,214 warrants and options held primarily by investors in the 2004 and 2005 offering the Company completed. Based upon the trading price of our common stock and the average trading volumes for the required twenty day period, the redemption features included in the warrants, have been met and on March 20, 2007 we notified the remaining holders of the intent to redeem the remaining 2004 and 2005 warrants. This is expected to generate additional proceeds of approximately $6 million if all such holders exercise prior to the redemption. No fees will be paid on these funds raised and any additional funds received will be used for working capital, new product development and general corporate purposes.

        In connection with advancing products that require FDA approval, we expect to incur possible significant additional expenses for initial batch production runs required to be manufactured under cGMP conditions and additional testing and trials as will be required to attempt to secure FDA approvals for the drugs. Certain of these costs can be managed to be accelerated or deferred depending upon the stage of completion of the application and also pending possible licensing proceeds from a prospective partner if such agreements can be secured for the products.

        For at least the first part of 2007, we expect to continue to incur cash losses from operations. While recent increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. Our plans to bridge such cash shortfalls in 2007 include the following:

1.	Use the approximate $3,466,000 received to date in 2007 to date from the exercise of options and warrants and probable additional exercise proceeds of up to $6 million, from the exercise of the 2004 and 2005 warrants due to the redemption notices that have been issued.
2.	Explore revenue opportunities from licensing, partnering or limited research product sales of one or more of the new drugs under development.
3.	Continue to refine and develop the bovine early pregnancy test to achieve the milestones as anticipated to be required under the Merial agreement and reach a “re-start” agreement of the dates with Merial on that agreement, to provide the Company with milestone payments.

Operating Activities

        Net cash consumed by operating activities was $2,569,000 during the year ended December 31, 2006. Cash was consumed by the loss of $3,109,000, less non-cash expenses of $509,000 for stock-based compensation and $245,000 for depreciation, amortization and write-off of patent costs. An increase in accounts receivable of $103,000 due to the higher sales levels combined with a reduction of $89,000 in accounts payable and accruals due to the higher available cash balances at year end 2006.

        Net cash consumed by operating activities was $1,611,000 during the year ended December 31, 2005. Cash was consumed by the loss of $2,114,000, less non-cash expenses of $214,000 for stock and options issued for services and $250,000 for depreciation and amortization, including $19,000 associated with the amortization of the consulting agreement signed in January 2004. An increase in accounts receivable of $69,000, net of increases of $181,000 in inventories and a net increase of $34,000 in prepaid expenses and other current assets. Additionally there was a net increase of $323,000 in accounts payable and accruals.

Investing Activities

        Net cash outflows from investing activities consumed $232,000 during the year ended December 31, 2006. The outflow was primarily attributable to purchases of property and equipment and intangibles.

        Net cash outflows from investing activities consumed $198,000 during the year ended December 31, 2005. The outflow was attributable to purchases of property and equipment and intangibles.

Financing Activities

        Net cash inflows from financing activities generated $4,350,000 during the year ended December 31, 2006. The Company received net proceeds of $2,220,000 from the sale of common stock and $2,383,000 from the proceeds from the exercise of stock warrants and options. The Company repaid $273,000, under its debt agreements, including the $100,000 principal reduction on the Hurst debt as part of the litigation settlement in 2006.

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

        Long-Lived Assets:  The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company’s long-lived assets is periodically reviewed to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value to the present value of its expected cash flows or future value. For the years ended December 31, 2006 and 2005, the required annual testing resulted in no impairment charge.

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

        Stock-based Compensation:  SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to January 1, 2006, the Company chose to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, prior to January 1, 2006, employee compensation cost for stock options was measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

        In December 2004, the FASB issued SFAS No. 123 (R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) was effective and adopted by the Company as of January 1, 2006.

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

Recently Issued Accounting Pronouncements:

        In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.  The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements.

        In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006 and the Company is currently in the process of evaluating the impact of this interpretation on its financial statements.

ITEM  7.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AspenBio Pharma, Inc.

We have audited the accompanying balance sheet of AspenBio Pharma, Inc., (“the Company”) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AspenBio Pharma, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share Based Payment”.

GHP HORWATH, P.C.

/s/ GHP Horwath, P.C.

Denver, Colorado
March 23, 2007

AspenBio Pharma, Inc.
Balance Sheet
December 31, 2006

Assets
Current assets:
Cash	$3,529,262
Accounts receivable, net (Note 10)	368,444
Inventories (Note 3)	349,698
Prepaid expenses and other current assets	58,036

Total current assets	4,305,440

Property and equipment, net (Notes 4 and 6)	3,307,999

Other assets:
Goodwill	387,239
Other intangibles (Note 5)	710,574
Other long term asset	36,945

Total other assets	1,134,758

Total assets	$8,748,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$375,062
Accrued expenses (Note 6)	140,935
Current portion of notes payable:
Mortgage note (Note 6)	85,457
Related party (Note 6)	91,132
Installment obligation	7,912

Total current liabilities	700,498

Mortgage note payable, less current portion (Note 6)	2,945,422
Note payable, related party (Note 6)	431,326
Installment obligation, less current portion	25,978
Deferred revenue (Note 2)	200,000
Other long term obligation	20,000

Total liabilities	4,323,224

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 7 and 8):
Common stock, no par value, 60,000,000 shares authorized;
19,985,248 shares issued and outstanding	14,607,961
Accumulated deficit	(10,182,988)

Total stockholders' equity	4,424,973

Total liabilities and stockholders' equity	$8,748,197

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Years ended December 31,

	2006	2005
Sales	$1,140,209	$859,921
Cost of sales	756,706	508,612

Gross profit	383,503	351,309
Other revenue - fee (Note 10)	50,000	—

Operating expenses:
Selling, general and administrative	1,973,006	1,403,400
Research and development	1,412,282	850,137

Total operating expenses	3,385,288	2,253,537

Operating loss	(2,951,785)	(1,902,228)

Other income (expense):
Interest expense	(245,958)	(255,116)
Interest income	88,912	43,555

Total other (expense)	(157,046)	(211,561)

Net loss	$(3,108,831)	$(2,113,789)

Basic and diluted loss per share	$(.18)	$(.15)

Basic and diluted weighted average
shares outstanding	17,400,327	14,388,484

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2006 and 2005

	Common Stock		Accumulated
	Shares	Amount	deficit	Total
Balance, December 31, 2004	11,713,143	$5,919,695	$(4,960,368)	$959,327

Common stock issued for
cash, net of offering expenses
of $195,590, (including
190,805 shares issued in
settlement for delay)	4,256,975	3,362,302	—	3,362,302

Common stock issued for
consulting and compensation
services	85,200	79,650	—	79,650

Stock options issued for services	—	134,702	—	134,702

Net loss for the year	—	—	(2,113,789)	(2,113,789)

Balance, December 31, 2005	16,055,318	9,496,349	(7,074,157)	2,422,192

Common stock issued for cash	1,585,714	2,220,000	—	2,220,000

Common stock options
and warrants exercised	2,344,216	2,382,853	—	2,382,853

Stock based compensation
issued for services	—	508,759	—	508,759

Net loss for the year	—	—	(3,108,831)	(3,108,831)

Balance, December 31, 2006	19,985,248	$14,607,961	$(10,182,988)	$4,424,973

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Years ended December 31,

	2006	2005

Cash flows from operating activities
Net loss	$(3,108,831)	$(2,113,789)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation, amortization and write-off	244,663	249,927
Stock based compensation for services	508,759	214,352
(Increase) decrease in:
Accounts receivable	(103,333)	(68,655)
Inventories	33,453	(180,748)
Prepaid expenses and other current assets	(54,934)	(34,338)
Increase (decrease) in:
Accounts payable	(86,068)	320,600
Accrued liabilities	(3,026)	2,064

Net cash used by operating activities	(2,569,317)	(1,610,587)

Cash flows from investing activities
Purchases of property and equipment	(93,448)	(55,281)
Patent and trademark application costs	(138,589)	(142,386)

Net cash used by investing activities	(232,037)	(197,667)

Cash flows from financing activities
Repayment of notes payable	(273,127)	(151,263)
Proceeds from receipt of lease deposit	20,000
Proceeds from issuance of common stock	2,220,000	3,362,302
Proceeds from exercise of warrants and options	2,382,853

Net cash provided by financing activities	4,349,726	3,211,039

Net increase in cash	1,548,372	1,402,785

Cash at beginning of year	1,980,890	578,105

Cash at end of year	$3,529,262	$1,980,890

Continued

AspenBio Pharma, Inc.
Statements of Cash Flows (Continued)
Years ended December 31,

	2006	2005

Supplemental disclosure of cash flow information

Cash paid during the year for
Interest	$240,000	$262,600

Schedule of non-cash investing and
financing transactions:
Equipment acquired for installment obligation		$42,000

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Notes to Financial Statements

1.	Organization and summary of significant accounting policies:

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

The Company’s research and development activities consist primarily of the appendicitis blood based test, bovine pregnancy test, equine and bovine pregnancy enhancement drug products.

For at least the first part of 2007, we expect to continue to incur cash losses from operations. While recent increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. Our plans to bridge such cash shortfalls in 2007 include the following:

1.	Use the approximate $3,466,000 received to date in 2007 to date from the exercise of options and warrants and probable additional exercise proceeds of up to $6 million, from the exercise of the 2004 and 2005 warrants due to the redemption notices that have been issued.

2.	Explore revenue opportunities from licensing, partnering or limited research product sales of one or more of the new drugs under development.

3.	Continue to refine and develop the bovine early pregnancy test to achieve the milestones as anticipated to be required under the Merial agreement and reach a “re-start” agreement of the dates with Merial on that agreement, to provide the Company with milestone payments.

Revenue recognition and accounts receivable:

The Company recognizes revenue when product is shipped or delivered. The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Historically, the Company sells primarily throughout North America. In 2006 one customer based in England accounted for approximately 41.7% of sales.

Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectibility is reasonably assured.

Accounts receivable balances are stated net of allowances for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company’s large clients could have an adverse and material effect on the collectibility of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company’s statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts. Accounts receivable are stated net of an allowance for doubtful accounts of approximately $4,500 at December 31, 2006.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the antigen business raw material purchases. There are several suppliers for our antigen raw material; however in 2006 and 2005 substantially all of our purchases, however, were made from two suppliers. Management believes that its relationships with these two suppliers is strong; however if necessary these relationships can be replaced. If the relationships were to be replaced they may be a short term disruption to operations, a period of time in which products would not be available and additional expenses may be incurred.

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

The Company has one reporting unit. The Company performs a goodwill impairment test in the fourth quarter of each year and has determined that there has been no goodwill impairment. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company’s business environment.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2006.

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

Fair value of financials instruments:

The fair value of the note payable, related party is not practicable to estimate, due to the related party nature of the underlying transactions. The carrying amounts of the Company’s other financial instruments approximate fair value because of their variable interest rates and \ or short maturities combined with the recent historical interest rate levels.

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

Income taxes:

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

Stock-based compensation:

Effective January 1, 2006, AspenBio Pharma adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”(“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). Prior to AspenBio Pharma adopting SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of grant. The Company had previously adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Through December 31, 2005, the Company had applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006:

	2006	2005
Expected life Volatility Risk-free interest rate Dividend yield Forfeitures	3 to 10 years 71 to 90% 4.3 to 5.25% 0% 10%	5 to 10 years 121% 4.4 to 4.8% 0% 0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of AspenBio Pharma’s common stock since July 1, 2005, based upon management’s assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

The following table illustrates the pro forma effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans for the year ended December 31, 2005:

Net loss, as reported	$(2,114,000)
Deduct: Total stock-based employee compen-
sation expense determined under fair value
based method for awards granted, modified
or settled, net of related tax effects	(1,306,000)

Pro forma net loss	$(3,420,000)

Loss per share:
Basic and diluted - as reported	$(0.15)
Basic and diluted - pro forma	$(0.24)

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

Reclassifications:

Certain amounts in the 2005 financial statements have been reclassified to conform to the presentation used in 2006.

Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of comprehensive income, which includes certain items not reported in the statement of income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended December 31, 2006 and 2005, the Company did not have any components of comprehensive income to report.

Recently issued accounting pronouncements:

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006 and the Company is currently in the process of evaluating the impact of this interpretation on its financial statements.

2.	Global Development and Distribution Agreement \ Deferred Revenue

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s new, patent-pending diagnostic blood test. The test is designed to be used approximately 21 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio Pharma determined that the results of its large-scale field trial were not proceeding as anticipated. The results continue to be analyzed and modifications to the test are ongoing. AspenBio Pharma believes improvements to the test need to be achieved. Accordingly, the test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also has been delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the test results or the product. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to-date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by the third party must be refunded on a pro-rata basis.

3.	Inventories:

Inventories consisted of the following at December 31, 2006:

Finished goods	$105,509
Goods in process	153,290
Raw materials	90,899

$349,698

4.	Property and equipment:

Property and equipment consisted of the following at December 31, 2006:

Land and improvements	$1,107,508
Building	2,589,231
Tenant improvements	31,004
Lab equipment	584,794
Office and computer equipment	84,205

4,396,742
Less accumulated depreciation	1,088,743

$3,307,999

In November 2006 the Company entered into a long-term lease agreement to rent approximately 16,000 square feet of vacant space in the Company’s building to an un-related party. The Company has agreed to provide up to $120,000 for direct tenant improvements in advance of the tenant occupying the space plus certain additonal costs, estimated at approximately $25,000, to be incurred relative to the leased space. Following the completion of the improvements, the lease term will be for sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses, escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year.

5.	Intangibles and other assets:

Intangible and other assets consisted of the following at December 31, 2006:

Patents and trademarks and applications, net of accumulated
amortization of $16,159	$672,366
Deferred loan costs, net of accumulated
amortization of $18,875	38,208

$710,574

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Loan costs are being amortized over the term of the related agreements using the straight-line method. During the years ended December 31, 2006 and 2005 a total of $18,000 and $5,000 in patent costs where written off as the applications were abandoned.

6.	Debt Agreements:

Note Payable —Related Party:

The Company has a note payable to a stockholder in the aggregate principal amount of $522,458, as of December 31, 2006, bearing interest at the rate of 6% per annum and a maturity date of June 2008. The note is payable in monthly payments of $10,000, with the then remaining balance due June 2008. During April 2006, as discussed in Note 8, in connection with the settlement of litigation with this shareholder, the Company made an advance principal payment of $100,000. Principal payments of $91,000 are due in 2007 and the then remaining balance due in 2008.

During the years ended December 31, 2006 and 2005 interest expense of approximately $36,000 and $42,000, respectively, was incurred on notes payable to the stockholder. At December 31, 2006, accrued interest expense, due to the stockholder was approximately $900 and is included with accrued expenses on the accompanying balance sheet.

Termination of Hurst Employment Agreement and Litigation Resolution:

In September 2005 the Company terminated the employment of Roger Hurst (“Hurst”) as well as the employment of two other employees in the antigen division. Hurst currently holds an estimated approximately 6.5% of our outstanding common stock and is a significant creditor and guarantor on certain company debt. On September 14, 2005, the Company filed suit in against Hurst and the two former employees of the Company. The Company’s claims against Hurst were based upon alleged breaches of confidentiality and non-competition provisions of contracts between the Company and Hurst. The Complaint, also sought temporary and permanent injunctive relief, damages for breaches of fiduciary duty, violations of Colorado Uniform Trade Secrets Act, conspiracy, and intentional interference with the Company’s business relationships. On October 4, 2005, Hurst filed an Answer and Counterclaims against the Company. The Counterclaims contend, among other things, that the Company terminated Hurst without cause and therefore breached an employment agreement with Hurst. On April 14, 2006, the District Court issued a Preliminary Injunction Order granting AspenBio Pharma’s request for injunctions and restraining orders prohibiting Hurst and Newman from using Company trade secrets. On April 17, 2006, Hurst and Diane Newman (“Newman”) entered into a Settlement Agreement and Release (“Agreement”) and Stipulated Permanent Injunction and Order (“Injunction”) with AspenBio Pharma to settle the litigation between the parties. The Agreement resolves the issues among the parties providing that: (i) the litigation was dismissed; (ii) the parties mutually released each other; (iii) the parties paid their own costs and expenses; and (iv) the Company agreed to make an advance $100,000 payment of principal on the then approximate $687,000 note payable, due June 2008, to Hurst. The debt guaranties made by Hurst remain in place, and the Hurst employment agreement remains terminated by virtue of the general release under the Agreement.

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

Mortgage Notes:

The Company has a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2006 and 2005 and the SBA portion bears interest at the rate of 5.86%. The loan requires total monthly payments of approximately $23,700 through June 2013 with the then remaining principal balance due July 2013. At December 31, 2006 the outstanding balance under the mortgage totaled $3,030,879. The mortgage requires minimum annual principal payments of approximately $85,400 in 2007, $94,400 in 2008, $100,200 in 2009, $98,600 in 2010, $108,200 in 2011 and $2,544,079 thereafter, through the life of the loan.

7.	Stockholders’Equity:

The Company entered into a consulting agreement in July 2005 whereby a consultant was granted 10,200 shares of stock at $.75 per share for a total of $ 7,650.

The Company closed on $3,557,892, less expenses of $195,590, in 2005 under a Private Placement of unregistered Units (consisting of 4,066,170 shares and a total of 4,465,922 warrants exercisable for five years at $1.35 per share) through its placement agent. The purpose of this was to raise funds for working capital, new product development, and general corporate purposes. During the last quarter of 2005, under the 2005 offering agreements, the Company issued 190,805 shares of its common stock to investors as additional shares in settlement for the Company’s delay in meeting certain registration requirements. The additional shares which were issued were made to reflect the estimated difference in fair values to the investors, between registered and unregistered securities. The registration requirements were fully met in October 2005.

On December 23, 2005, 75,000 shares of stock were issued to Richard Donnelly, President, valued at $0.96 per share as part of his 2005 compensation.

In 2006, the Company closed on $2,220,000 under a Private Placement of unregistered securities consisting of 1,585,714 common shares. No fees were paid for the offering and the purpose of this was to raise funds for working capital, new product development, and general corporate purposes.

During the year ended December 31, 2006 holders of 2,186,485 warrants and options also have exercised their holdings to generate cash proceeds of approximately $2,382,900 including an employee who exercised 20,000 options generating $14,000 in cash.

In 2006, warrants to purchase 736,612 shares of common stock were converted into 157,731 shares common stock on a cashless basis, as provided for under the terms of the warrant agreements, whereby such holders surrendered their warrants in exchange for the in-the-money equity value of such rights as provided for under the terms of the warrant agreements.

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

A summary of the status of the Company’s stock options as of December 31, 2006 and 2005, and changes during the years then ended, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2005	1,585,000	$1.04	9.1	$.95
Granted	1,615,000.78			.69
Exercised	—
Forfeited	(260,000)	1.21		1.17

Outstanding at December 31, 2005	2,940,000.85		8.6	.79

Granted	668,000	1.61		1.41
Exercised	(20,000)	.70		.67
Forfeited	(150,000)	.76		.72

Outstanding at December 31, 2006	3,438,000	$1.01	7.8	$.92

Exercisable at December 31, 2006	2,538,117	$0.88	7.7	$.81

The total fair value of stock options granted to employees that vested during the year ended December 31, 2006 and 2005 was $176,458 and $127,400, respectively. During 2006, 20,000 employee stock options were exercised and none in 2005. The intrinsic value of options outstanding and exercisable at December 31, 2006 was $5,263,000.

As of December 31, 2006, the Company had approximately $770,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.5 years.

Included in the above options granted under the Company’s 2002 Stock Incentive Plan are 715,000 options (475,000 in 2004 and 140,000 in 2005 and 100,000 in 2006) granted to the Company’s advisory board and outside consultants. Operating expenses for the years ended December 31, 2006 and 2005 include $149,331 and $127,052, respectively, representing the estimated vested value of those options for each year.

Prior to the adoption of the 2002 Stock Incentive Plan, on August 1, 2001, the Board of Directors granted non-qualified stock options to two directors to acquire a total of 200,000 shares for $1 per share, of which 100,000 were exercised in 2006, the other 100,000 options expired in 2006.

Common stock purchase warrants:

Through December 31, 2006, in addition to the stock options discussed above, the Company has issued warrants in connection with debt offerings, loan and guaranty agreements, as well as consulting agreements. Following is a summary of the terms of the warrant agreements that are outstanding as of December 31, 2006:

Type	Notes	Quantity	Exercise price	Issue date	Expire date

2002 Loan warrants		375,000	$1.50	7-5-02	7-5-07
2003 Loan warrants		250,000	$1.50	8-1-03	6-1-08
2004 Consulting options	(1)	799,000	$1.07	1-15-04	1-15-09
2004 Offering warrants	(3)	2,648,062	$1.50	8-20-04	7-30-09
2005 Offering warrants	(3)	3,677,510	$1.35	5-5-05	5-5-10
2005 Consulting warrants		90,000	$1.00	12-1-05	12-1-08
2006 Consulting warrants	(2)	180,000	$1.80	3-30-06	3-30-09

Total		8,019,572

(1)	The 2004 consulting warrants are the subject of a dispute as discussed in Note 10. During 2006, 1,000 of these options were exercised for cash and subsequent to year end and additional 1,000 were exercised.
(2)	The 2006 consulting warrants vest at the rate of 15,000 per month over the twelve month term of the agreement.
(3)	Subsequent to December 31, 2006, these warrants met the requirements for the Company to notify the holders that the warrants will be redeemed for nominal value if the warrants are not exercised by the holders within the thirty day notice period.

Operating expenses for the years ended December 31, 2006 and 2005 include approximately $183,000 and $26,000, respectively, for the value of the consulting options and warrants. Unrecognized expense as of December 31, 2006 for the respective warrants was approximately $48,000 which will be recorded in 2007.

9.	Income Taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2006	2005

Federal income tax expense (benefit) at 34%	$(1,057,000)	$(719,000)
State income tax net of federal tax effect	(35,000)	(70,000)
Permanent items	185,000	7,000
Valuation allowance	907,000	782,000

	$—	$—

As of December 31, 2006 the Company has net operating loss carry forwards of approximately $9,200,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2026. A valuation allowance was recorded at December 31, 2006 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax assets (liabilities):
Net operating loss carry forwards	$3,124,000
Accounts receivable	2,000
Property and equipment	(39,000)
Goodwill	(30,000)
Deferred revenue	68,000

Deferred tax asset	3,125,000
Valuation allowance	(3,125,000)

Net current deferred tax asset	$—

10.	Commitments and Contingencies:

At December 31, 2006, one customer accounted for 59% of total accounts receivable. For the year ended December 31, 2006, one customer based in Europe, accounted for 41.7% of net sales and a second customer accounted for 16.8% of net sales. One customer accounted for 58% of total net sales for the year ended December 31, 2005. Historically, the Company sells primarily throughout North America. In 2006 one customer based in England accounted for approximately 41.7% of sales.

Consulting Agreements:

During July 2005 the Company entered into an agreement with a consultant for product development services at the rate of $3,200 per month and the consultant was also granted 10,200 shares of stock at $.75 per share for a total value of $7,650. In July 2006 this agreement was amended to extend it for an additional twelve months at the rate of $4,800 per month.

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

In December 2005, AspenBio Pharma entered into a one year sales agreement with a Colorado based sales organization to promote certain of the Company’s veterinary products. The Company agreed to pay the organization a sales commission of 20% of specified sales per month. The sales organization is affiliated with the Company’s President. The agreement was not renewed in 2006. Sales commissions paid to the sales organization totaled approximately $17,000 in 2006 and $8,000 in 2005. In May, 2006, AspenBio Pharma entered into a one year sales agreement with a Georgia based sales organization to promote certain of the Company’s veterinary products. The Company agreed to pay the organization a sales commission of 20% of specified sales per month. Sales commissions payable for 2006 totaled $18,000.

The Company periodically enters generally short term consulting agreements primarily for product development and testing services. The total of such commitments at any point in time is generally not material.

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

The Company entered agreements with Cardinal Health PTS, LLC, by and through its Gala Biotech business unit (“Cardinal Health”) for the development \ manufacture of initial batches of our recombinant single-chain products. This development and initial manufacturing process will assist in the development methods required for those products in which we are seeking FDA approval. The Company’s financial commitment under these agreements requires payments to be made depending upon certain results and associated costs. The range of payment remaining under agreements previously signed totals approximately $100,000. The Company with 30 days notice and without future obligations may terminate the agreements. Under specified instances, in the event the Company terminates the agreements to move products to another manufacturer or to internal manufacturing, the Company would be subject to penalties.

The Company entered into an agreement with a prospective licensee in 2006 and received a $50,000 non-refundable exclusive negotiation fee for product rights negotiations. That agreement has since expired.

Employment agreements:

The Company has an employment agreement with its President requiring minimum annual compensation of $225,000 to February 2009.

Contingencies:

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against the Company. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations’ services between SGI and the Company. The Company filed an answer and counter claims against SGI on January 25, 2005. Management believes SGI’s claims are without merit and that SGI failed to perform as promised under the agreement between the Company and SGI. SGI is seeking approximately $47,000 in damages. The Company has filed counter claims seeking approximately $91,000 in damages plus cancellation of the remaining 798,000 warrants issued to SGI that are exercisable to purchase the Company’s common stock. To date no actions have been taken regarding this litigation other than responding to requests for the production of documents and the initial depositions in the matter.

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or ‘cease and desist’ letter concerning certain activities. For example, this can occur in the context of the Company’s pursuit of intellectual property rights. This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts. The Company generally intends to make a rational assessment for each situation on a case-by-case basis as such may arise.

In the present reporting period, the Company has received a communication from a third party regarding a trademark of interest to the Company and for which the Company is pursuing U.S. federal trademark registration. The Company’s trademark has been allowed by the U.S. Trademark Office. The communication alleges certain trademark rights of the third party and essentially requests that the Company refrain from adopting and using the trademark in question. The communication raises the possibility of litigation relating to use of the trademark. The Company’s trademark is affiliated with one of its animal drug products that is currently in the pipeline stage of development. The Company is evaluating its options for this trademark issue and believes that its full spectrum of options for this trademark and product can include considerable flexibility with respect to its overall branding strategy.

11.	Subsequent Events:

Subsequent to December 31, 2006, the Company has received cash proceeds of approximately $3,466,000 from the exercise of 2,749,214 warrants and options held primarily by investors in the 2004 and 2005 offerings. Based upon the trading price of our common stock and the average trading volumes for the required twenty day period, the redemption features included in the 2004 and 2005 warrants, have been met and on March 20, 2007 we notified the remaining holders of the intent to redeem the remaining 2004 and 2005 warrants. This is expected to generate additional proceeds of approximately $6 million if all such holders exercise prior to the redemption. No fees will be paid on any proceeds and any funds raised will be used for working capital, new product development and general corporate purposes.

Subsequent to December 31, 2006, the holder of a total of 525,000 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 525,000 rights were surrendered and cancelled and the holder was issued a total of 374,085 common shares.

On January 24, 2007, a total of 350,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to officers and directors exercisable at the then fair market value of $2.96 per share, vesting over a three year period annually in arrears and expiring in ten years.

On January 24, 2007, the Employment Agreement of Richard Donnelly, president and CEO was amended to among other provisions, increase the annual salary to $225,000, extend the term to February 1, 2009, and grant him 25,000 restricted shares of common stock, valued at the then fair market value of $2.96 per share.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 8A.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the last day of the period of the accompanying financial statements (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to us to be filed in the annual report has been made known to them in a timely manner.

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

The following table sets forth names and ages of all executive officers and directors of the Company:

Name	Age	Position
Richard G. Donnelly Gregory Pusey Gail S. Schoettler Douglas I. Hepler David E. Welch Jeffrey G. McGonegal	47 54 62 59 59 55	President, Chief Executive Officer and Director Chairman, Secretary and Director Director Director Director Chief Financial Officer

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

Gregory Pusey became a director of AspenBio Pharma, Inc. in February 2002, and Chairman in May 2003. Mr. Pusey is Chairman and a director of Security With Advanced Technology, Inc. SWAT (formerly — A4S Security, Inc.), a provider of hardware and software security related products. Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd. He is also President of Livingston Capital, Ltd. since 1987, a private venture capital firm. Mr. Pusey is secretary and a director of Bactolac Pharmaceutical, Inc. (formerly — Advanced Nutraceuticals, Inc. and has been associated with its predecessors since 1997), a privately held company engaged in manufacturing and marketing of vitamins and nutritional supplements. Mr. Pusey graduated summa cum laude in finance from Boston College with a BS degree.

Gail S. Schoettler — Ambassador Gail Schoettler serves on the boards of AspenBio Pharma, Inc., Security with Advanced Technology, Masergy Communications, Delta Dental of Colorado, The Colorado Trust (Colorado’s largest foundation) and several non-profit organizations. She formerly served on the boards of Fischer Imaging, CancerVax, and AirGate PCS until they were sold. She has served as a U.S. Ambassador and as Colorado’s Lt. Governor and State Treasurer. In 1998, she narrowly lost her bid for Governor of Colorado. She started two successful banks and is involved in her family’s cattle ranch, vineyards and real estate enterprises. In addition to being a Denver Post columnist, Dr. Schoettler speaks and writes on globalization, political strategies for business, and women’s issues. She earned a BA in economics from Stanford and MA and PhD degrees in African History from the University of California at Santa Barbara. Among her numerous awards is the French Legion of Honor (France’s highest civilian award) from President Jacques Chirac of France.

Douglas I. Hepler, Ph.D., joined the Company’s Board of Directors in March of 2004. Commencing in 2006 Dr. Hepler became President of KADO Consulting a newly formed consulting firm. Through April 2006 he served as Vice President of Research and Development for IDEXX Pharmaceuticals, Inc., a wholly owned subsidiary of IDEXX Laboratories, Inc. Dr. Hepler was responsible for the overall technical leadership of the Pharmaceutical Division of IDEXX Pharmaceuticals, Inc. Dr. Hepler was also the Co-founder and Executive Vice President of Blue Ridge Pharmaceuticals, Inc. before its sale to IDEXX Laboratories, Inc. in 1998. While at Blue Ridge Pharmaceuticals, Dr. Hepler was instrumental in the development and FDA registration of Acarexx, Iverhart Plus, PZI Vet, Facilitator, Navigator, Pyrantel and CyFly. Prior to Blue Ridge Pharmaceuticals, Dr. Hepler was instrumental in the development and FDA registration of Interceptor, Program and Sentenial while at Novartis Animal Health. Dr. Hepler received a B.S. degree from Lock Haven University in biology, a M.S. from Colorado State University in microbiology and a Ph.D. from Colorado State University in immunology.

David E. Welch became a director of AspenBio as of October 1, 2004. Mr. Welch has served as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a public company located in Golden, Colorado, since April 2004. In January 2007, Mr. Welch was also elected as a director of Security With Advanced Technology, Inc. He also is a self-employed financial consultant. From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado. Mr. Welch also serves on the Board of Directors of Communication Intelligence Corporation, a publicly traded company. He received a B.S. degree in accounting from the University of Colorado. Mr. Welch is a Certified Public Accountant, licensed in the state of Colorado.

Jeffrey G. McGonegal became Chief Financial Officer of the Company in June 2003 and served as interim President in December 2004 and January 2005. Mr. McGonegal is Chief Financial Officer of Security With Advanced Technology, Inc. (formerly — A4S Security, Inc.), a publicly held provider of hardware and software security related products, Mr. McGonegal also serves as Senior Vice President — Finance of Cambridge Holdings, Ltd., a small publicly held real estate company. Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry and he is also a member of the board of directors of Applied Medical Devices, Inc. He received a B.A. degree in accounting from Florida State University.

Meetings of the Board and Committees

The Company’s Board of Directors held fourteen meetings during the Company’s year ended December 31, 2006, and three additional meetings through March 23, 2007. Such meetings consisted of consent Directors’ minutes signed by all Directors and actual meetings at which all of the Directors were present in person or by telephone. The Company does not have a formal policy with regard to board members’ attendance at annual meetings, but encourages them to attend shareholder meetings.

There is no arrangement or understanding between any Director and any other person pursuant to which any person was selected as a Director.

Through 2006 Directors of the Company were not paid cash for their services. Commencing in February 2007 the outside independent directors began receiving cash compensation of $500 per month. They do typically receive a stock option upon joining and additional options over time. Greg Pusey receives a salary of $100,000 annually for his active role as Chairman which commenced in September 2003. The directors are reimbursed for all expenses incurred by them in attending board meetings.

Committees

Audit Committee:   The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. All of the Company’s independent directors serve on the audit committee, which consists of: David Welch (who serves as Chair of the Committee), Douglas Hepler and Gail Schoettler. Mr. Welch has been designated as the financial expert on the audit committee. The Company defines “independent” as that term is defined in Rule 4200(a) (15) of the Nasdaq listing standards.

The audit committee was formed on December 22, 2003, and held five formal meeting during the year ended December 31, 2006. All of the members attended the meeting in person or by telephone. The Board of Directors has adopted a written charter for the audit committee. The audit committee charter is available on our website at www.aspenbioinc.com.

Compensation Committee:   All of the Company’s independent directors serve on the compensation committee, which consists of: Gail Schoettler (who serves as Chair of the Committee), Douglas Hepler and David Welch. The Compensation Committee held two meetings in 2006. Duties of the compensation committee include reviewing and making recommendations regarding compensation of executive officers. The board of directors adopted our Compensation Committee charter on March 17, 2004.

Nominating and Corporate Governance Committee (“Nominating Committee”):   All of the Company’s independent directors serve on the Nominating Committee, which consists of: Gail Schoettler (who serves as Chair of the Committee), Douglas Hepler and David Welch. Duties of the Nominating Committee include oversight of the process by which individuals may be nominated to our board of directors. Our Nominating Committee’s charter was adopted by the board of directors on March 17, 2004, and is available on our web site at www.aspenbiopharma.com.

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

The Nominating Committee has held one formal meeting in 2006. On June 17, 2005 by unanimous consent the Nominating Committee nominated all five directors then serving on our board of directors to stand for reelection. The Company has not engaged the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

Compliance with Section 16 (a) of the Exchange Act – Disclosure of Delinquent Filers

None

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
email address: dwelch@welchconsul.com

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

Item 10.   EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years ended December 31, 2006 and 2005 in respect to each of the individuals who were the Company’s chief executive officer and chief financial officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	FISCAL YEAR COMPENSATION					LONG TERM COMPENSATION
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Securities under Option/SARs Granted #	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compen- sation ($)
Richard G. Donnelly, Chief Executive Officer and Director (1)	2006	$200,000	$14,170	0	$79,000	0	$27,886	$346,226
	2005	137,500	25,000	72,000	375,900	0	21,200	$631,600

Jeffrey G. McGonegal, Chief Financial Officer (2)	2006	$88,333	0	0	0	0	0	$88,333
	2005	55,376	0	0	37,913	0	0	$93,286

(1)	During 2006 Mr. Donnelly was awarded a cash bonus of $14,170 that was paid in 2007. He was also provided temporary living accommodations near the plant at a total cost of $9,622 and coverage under the Company’s group medical plan at a total cost of $ 13,413 and $ 4,851 in life insurance premiums. In July 2006, Mr. Donnelly was granted 100,000 options at $1.40 per share vesting over six months on a cliff vesting basis; in December 2006, 25,000 of those options expired as a result of specified sales levels not being met. In January 2005 Mr. Donnelly joined the Company as President, Chief Executive Officer and was elected to the Company’s board. During 2005 he was awarded stock options to acquire 500,000 shares at $0.60. In December 2005, he was granted options to acquire 100,000 shares at $0.96 per share conditional upon meeting specified sales levels. These options expired in June 2006. During December 2005 the board also granted him 75,000 restricted common shares, valued at that time at $0.96 per share, for a total bonus award of $72,000 and a cash bonus of $25,000. During 2005 Mr. Donnelly was also provided temporary living accommodations near the plant at a total cost of approximately $12,200 and coverage under the Company’s group medical plan at a total cost of approximately $9,000. In January 2007 Mr. Donnelly’s Employment Agreement was amended to among other provisions, extend its termination date to February 2009, to increase his annual compensation to $225,000 and he was also granted 25,000 restricted shares of common stock.

(2)	During 2005 Mr. McGonegal was granted options to acquire 50,000 shares of common stock at $0.80 per share. These options were 100% vested at the date granted and expire in ten years.

The Company values common shares issued for compensation at the closing trading price on the day of award. Options and warrants issued for compensation are valued based the Black-Scholes model using the assumption as detailed in the note to the accompanying financial statements.

The Compensation Committee of the Board of Directors reviews and proposes compensation, bonus and equity awards for the executive officers. Richard Donnelly is the only officer employed under an employment contract. The employment agreement contains provisions for the establishment of goals and incentive bonus arrangements annually that are approved by the board. Compensation and equity awards are generally made annually based upon reviews by the Compensation Committee of goals and performance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares , Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard G. Donnelly,
Chief Executive	500,000	—	—	$.60	1-24-15	—	—	—	—
Officer and Director	—	75,000	75,000	1.40	1-14-16	—	—	—	—

Jeffrey G. McGonegal,
Chief Financial	60,000	—	—	$1.47	6-17-13	—	—	—	—
Officer	140,000	—	—	1.21	1-19-14	—	—	—	—
	100,000	—	—	0.75	8-24-14	—	—	—	—
	50,000	—	—	0.80	3-24-15	—	—	—	—

Stock options granted, generally vest over a three year period from the date of grant, annually in arrears and expire in ten years. In December 2005 the Company’s board vested all non-vested options that remained outstanding at that time 100%. At December 31, 2006, all of the above options are 100% vested.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Gregory Pusey	$86,667	—	$—	—	—	$87,666
Director

Gail Schoettler	—	—	$69,650	—	—	$69,650
Director

Douglas Hepler	—	—	$69,650	—	—	$69,650
Director

David Welch	—	—	$69,650	—	—	$69,650
Director

Agreements with Management

We entered into an employment agreement with Richard G. Donnelly, initially providing annual compensation of $150,000. Mr. Donnelly’s compensation was increased to $200,000 per year effective January 2006 and $225,000 effective February, 2007. The agreement, as amended provides for his services to the Company until February 2009 and automatically renews at the end of each year unless terminated by either party.

Benefit Plans.

2002 Stock Incentive Plan

In April 2002, we adopted our 2002 Stock Incentive Plan. The purpose of the plan is to promote our interests and the interests of our shareholders by providing participants a significant stake in our performance and providing an opportunity for the participants to increase their holdings of our common stock. The plan is administered by the Option Committee, which consists of the Board or a committee of the Board, as the Board may from time to time designate, composed of not less than two members of the Board, each of who shall be a director who is not employed by us. The Option Committee has the authority to select employees and consultants (which may include directors) to receive awards, to determine the number of shares of common stock covered by awards and to set the terms and conditions of awards. The plan, as amended authorizes the grant of options to purchase up to 3,500,000 shares of our common stock. We currently have outstanding options to purchase 3,438,000 shares. The options are exercisable at prices ranging from $.60 to $2.53 per share for a term of ten years. In addition to stock options, we may also offer a participant a right to purchase shares of common stock subject to such restrictions and conditions as the Option Committee may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No common stock has been issued pursuant to the plan. During 2006, the Company granted a total of 668,000 options to employees, directors and consultants under the Plan, generally vesting over three years in arrears, exercisable at an average of $ 1.61 per share and expiring in ten years.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the 2002 Stock Option Plan as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities Reflected in Columns (a) and (c)

Equity Compensation Plans
Approved by Stockholders	3,438,000	$1.01	62,000	3,500,000

Equity Compensation Plans
Not Approved by
Stockholders	—	$.00	—	—

TOTAL	3,438,000	$1.01	62,000	3,500,000

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The number of shares outstanding of the Company’s common stock at March 23, 2007 was 23,133,547. The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 23, 2007 by each Director and each Executive Officer of the Company, by all Directors and Executive Officers as a group, and sets forth the number of shares of Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the knowledge of the Directors and Executive Officers of the Company, as of March 23, 2007, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below.

Name and Address	Number of Shares	Percent
Richard G. Donnelly (1)
2838 Garrett Drive
Fort Collins, CO 80526

Gregory Pusey (2)
106 S. University, No. 14
Denver, CO 80209

Gail S. Schoettler (3)
11855 East Daley Circle
Parker, CO 80134

Douglas I. Hepler (4)
815 Cliff Dr.
McLeansville, NC 27301

David E. Welch (5)
1585 S. Perry Street
Castle Rock, CO 80104

Jeffrey G. McGonegal (6)
1585 S. Perry Street
Castle Rock, CO 80104

All Officers and Directors as a
Group (6 persons)(9)

1837 Partners, L.P.
10 S. Wacker Drive
Suite 3210
Chicago, Il. 60606

The Peierls Foundation, Inc.
c/o U.S. Trust Company of N.Y.
114 West 47th Street
New York, N.Y. 10036(7)

Roaring Fork
8400 E. Prentice
Suite 745
Greenwood Village, Co. 80111(8)

Panacea Fund, L.L.C.
191 N. Wacker Drive
Suite 1500
Chicago, Il. 60606 (10)

Roger D. Hurst
1749 S. Peakview Drive
Castle Rock, CO 80109 (11)	898,679 1,590,138 281,667 357,767 167,667 545,656 3,841,574 2,019,325 2,771,338 1,911,481 2,816,419 1,266,000	3.8% 6.8% 1.2% 1.5% 0.7% 2.3% 15.2% 8.7% 11.4% 7.9% 12.2% 5.5%

(1)	Includes 261,537 shares and 5,000 held by his IRA and options to acquire 500,000 shares at $.60 per share, options to acquire 75,000 shares at $1.40 per share and warrants to acquire 57,144 shares for $1.35 per share. Excludes options to acquire 100,000 shares at $2.96 vesting equally over three years in arrears commencing in January 2008.
(2)	Includes 137,290 shares held by his wife, his wife's IRA account and their daughter. Mr. Pusey disclaims beneficial ownership of these shares. Includes options to acquire 100,000 shares at $1.21 per share and options to acquire 250,000 shares at $0.80 per share. Also includes: (i) 57,913 shares held in Mr. Pusey's IRA account, and (ii) 264,916 shares and warrants to purchase 128,571 shares each held by Cambridge Holdings Ltd. Mr. Pusey is President, a director and principal shareholder of Cambridge. Excludes options granted to Mr. Pusey to acquire 50,000 shares at $2.96 vesting equally over three years in arrears commencing in January 2008.
(3)	Includes 15,000 shares and options to purchase 100,000 shares at $1.47 per share, options to purchase 50,000 shares at $.85 per share, options to purchase 100,000 shares at $.96 per share and options to purchase 16,667 shares at $1.60 per share. Excludes options to purchase 33,333 shares at $ 1.60 per share which vest equally over two years in arrears commencing in April 2008 and options to purchase 50,000 shares at $2.96 per share vesting equally over three years in arrears commencing January 2008.
(4)	Includes 231,100 shares and options to purchase 100,000 shares at $1.50 per share, options to purchase 50,000 shares at $.80 per share and options to purchase 16,667 shares at $1.60 per share. Excludes options to purchase 33,333 shares at $1.60 per share which vest equally over two years in arrears commencing April 2008 and options to purchase 50,000 shares at $2.96 per share vesting equally over three years in arrears commencing January 2008. The amount also includes 120,000 shares and options to purchase 50,000 shares of common stock at $.75 per share each which are held by his wife. Dr. Hepler disclaims any beneficial ownership of these shares and options.
(5)	Includes options to acquire 100,000 shares at $.76 per share, options to acquire 50,000 shares at $.80 per share and options to purchase 16,667 shares at $1.60 per share. Excludes options to purchase 33,333 shares at $ 1.60 per share which vest equally over two years in arrears commencing April 2008 and options to purchase 50,000 shares at $2.96 per share vesting equally over three years in arrears commencing January 2008.
(6)	Includes 171,298 shares and 1,500 shares owned by his daughter and options to purchase 60,000 shares at $1.47, options to acquire 140,000 shares at $1.21 per share, options to purchase 100,000 shares at $.75 per share and options to purchase 50,000 shares at $.80 per share. Also includes warrants to purchase 22,858 shares at $1.35 per share. Excludes options to purchase 50,000 shares of stock subject to forfeiture, exercisable at $2.96 per share vesting equally over three years in arrears commencing in January 2008.
(7)	Includes 553,611 shares and warrants to purchase 969,858 shares at $1.35 per share. Also includes 553,611 shares and warrants to purchase 173,000 shares at $1.35 per share owned by affiliates of the shareholder.
(8)	Includes warrants to purchase 1,142,858 shares at $1.35 per share.
(9)	Includes footnotes 1 through 6.
(10)	Includes 1,983,111 shares owned by affiliates of the shareholder.
(11)	As a less than 10% shareholder the amount reported is based upon the last reported amount.

Change of Control

Other than as a result of the exercise a significant portion of the outstanding stock options and warrants, there are no arrangements or agreements which could in the future result in a change of control of the Company.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2006 as part of the settlement of litigation with Mr. Roger D. Hurst, former president of the Company, the Company made an advance principal payment of $100,000 on an outstanding note payable to Mr. Hurst. The remaining balance on the note is payable in monthly payments of $10,000 until June 2008, at which time the then remaining balance will be due. We had a line of credit of up to $150,000 which expired in April 2005, which was also guaranteed by Mr. Hurst.

In December 2005, AspenBio Pharma entered into a one year sales agreement with a Colorado based sales organization to promote certain of the Company’s veterinary products. The Company agreed to pay the organization a sales commission of 20% of specified sales per month. The sales organization is affiliated with the Company’s President. The agreement was not renewed in 2006. Sales commissions paid to the sales organization totaled approximately $17,000 in 2006 and $8,000 in 2005.

ITEM 13.     EXHIBITS

(a)     Exhibits:

EXHIBIT	NO. DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (5)
3.2	Bylaws (1)
4.1(a)	Specimen Certificate of Common Stock (1)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.24	Common Stock and Warrant Purchase Agreement dated May 12, 2005. (6)
10.25	Employment Agreement with Richard Donnelly, dated effective February 1, 2005. (7)
10.26	Amendment No. 1 to Employment Agreement with Richard Donnelly, dated effective February 1, 2007. (8)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.

(2)	Incorporated by reference from the registrant's report on Form 8-K/A on January 10, 2003.

(3)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.

(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.

(5)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005

(6)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.

(7)	Incorporated by reference from the registrant's Report on Form 8-K, filed January 24, 2005.

(8)	Incorporated by reference from the registrant's Report on Form 8-K, filed January 26, 2007.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2006 and 2005, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2006	2005
Audit Fees	$46,375	$43,435
Audit Related Fees	0	0
Tax Related Fees	0	0
All Other Fees	0	0

Audit fees in 2006 and 2005 relate to the financial statement audits, the quarterly reviews and assistance with the filings of Form SB-2. All of the services performed by the independent accountant were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Pre-Approval Policies and Procedures

The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

SIGNATURES

                        In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 29, 2007 by the undersigned thereto.

ASPENBIO PHARMA, INC. /s/ Richard G. Donnelly Richard G. Donnelly, President, Chief Executive Officer

                In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2007.

/s/ Richard G. Donnelly
Richard G. Donnelly, Chief
Executive Officer and
Director

/s/ Gregory Pusey
Gregory Pusey, Chairman, Secretary
and Director

/s/ Gail S. Schoettler
Gail S. Schoettler, Director

/s/ Douglas I. Hepler
Douglas I. Hepler, Director

/s/ David E. Welch
David E. Welch, Director

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief
Financial Officer

EXHIBIT	NO. DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (5)
3.2	Bylaws (1)
4.1(a)	Specimen Certificate of Common Stock (1)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.24	Common Stock and Warrant Purchase Agreement dated May 12, 2005. (6)
10.25	Employment Agreement with Richard Donnelly, dated effective February 1, 2005. (7)
10.26	Amendment No. 1 to Employment Agreement with Richard Donnelly, dated effective February 1, 2007. (8)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.

(2)	Incorporated by reference from the registrant's report on Form 8-K/A on January 10, 2003.

(3)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.

(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.

(5)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005

(6)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.

(7)	Incorporated by reference from the registrant's Report on Form 8-K, filed January 24, 2005.

(8)	Incorporated by reference from the registrant's Report on Form 8-K, filed January 26, 2007.