Form 10QSB
period 2007-03-31
AspenBio Pharma, Inc.
filed 2007-05-14
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of no par value common stock outstanding as of May 11, 2007, was 27,775,589.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO PHARMA, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of March 31, 2007	3

Statements of Operations For the Three
Month Periods Ended March 31, 2007 and 2006	4

Statements of Cash Flows For the Three
Months Ended March 31, 2007 and 2006	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	10

Item 3. Controls and Procedures	13

PART II - Other Information

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,687,285
Accounts receivable, net (Note 6)	189,304
Inventories (Note 2)	418,264
Prepaid expenses and other current assets	82,704

Total current assets	7,377,557

Property and equipment, net (Notes 3 and 4)	3,380,990

Other assets:
Goodwill	387,239
Other intangible assets, primarily patents	919,551
Other long term assets	37,193

Total other assets	1,343,983

Total assets	$12,102,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$433,453
Accrued expenses	45,453
Current portion of notes payable:
Mortgage note (Note 4)	86,358
Related party (Notes 4)	92,505
Installment obligation	8,032

Total current liabilities	665,801

Mortgage note payable, less current portion (Note 4)	2,922,916
Note payable, related party (Notes 4)	407,679
Installment obligation, less current portion	23,923
Deferred revenue (Note 1)	200,000
Other long term obligation	20,394

Total liabilities	4,240,713

Commitments and contingencies

Stockholders' equity (Note 5):
Common stock, no par value, 60,000,000 shares authorized;
23,567,605 shares issued and outstanding	18,913,169
Accumulated deficit	(11,051,352)

Total stockholders' equity	7,861,817

Total liabilities and stockholders' equity	$12,102,530

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Sales	$336,037	$235,817
Cost of sales	170,394	112,843

Gross profit (loss)	165,643	122,974

Other revenue - fee	—	50,000

Operating Expenses:
Selling, general and administrative
(includes stock based compensation of
$281,195 and $54,071)	726,119	469,963
Research and development	294,305	310,937

Total operating expenses	1,020,424	780,900

Operating loss	(854,781)	(607,926)

Interest income (expense):
Interest expense	(59,290)	(62,719)
Interest income	45,707	19,646

Total interest expense, net	(13,583)	(43,073)

Net loss	$(868,364)	$(650,999)

Basic and diluted loss per share	$(.04)	$(.04)

Basic and diluted weighted
average shares outstanding	21,061,903	16,087,303

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net loss	$(868,364)	$(650,999)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	65,602	58,742
Stock based compensation for services	281,195	54,071
(Increase) decrease in:
Accounts receivable	179,140	147,331
Inventories	(68,566)	(91,463)
Prepaid expenses and other current assets	(24,668)	10,325
Increase (decrease) in:
Accounts payable	58,391	72,168
Accrued expenses	(95,482)	(100,460)

Net cash used by operating activities	(472,752)	(500,285)

Cash flows from investing activities
Purchases of property and equipment	(134,880)	(21,856)
Patent and trademark application costs	(212,690)	(29,676)
Other long term asset	(248)	—

Net cash used by investing activities	(347,818)	(51,532)

Cash flows from financing activities
Repayment of notes payable	(45,814)	(41,841)
Proceeds from exercise of stock warrants and options	4,024,013	—
Proceeds from issuance of common stock	—	117,471
Addition to other long-term obligation	394	—

Net cash provided by financing activities	3,978,593	75,630

Net increase (decrease) in cash and cash equivalents	3,158,023	(476,187)

Cash and cash equivalents at beginning of period	3,529,262	1,980,890

Cash and cash equivalents at end of period	$6,687,285	$1,504,703

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$57,700	$62,100

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2007 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2007 are not necessarily an indication of operating results for the full year.

Note 1 — Global Development and Distribution Agreement

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s patent-pending diagnostic blood test. The test is designed to be used approximately 21 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as a long-term liability — deferred revenue. During June 2003, AspenBio Pharma determined that the results of its large-scale field trial were not proceeding as anticipated. The results continue to be analyzed and modifications to the test are ongoing. AspenBio Pharma believes improvements to the test need to be achieved. Accordingly, the test was not launched by October 2003 and receipt of the second development payment of $700,000 from Merial also has been delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the test results or the product. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to date. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by Merial must be refunded on a pro-rata basis.

Note 2 — Inventories

As of March 31, 2007, total inventories consisted of:
Finished goods	$177,984
Goods in process	154,354
Raw materials	85,926

Total inventories	$418,264

Note 3 — Property and Equipment

As of March 31, 2007, property and equipment consisted of:
Land and improvements	$1,107,508
Building	2,589,231
Tenant improvements	36,386
Lab equipment	706,335
Office and computer equipment	92,162

4,531,622
Less accumulated depreciation	1,150,632

Property and equipment	$3,380,990

In November 2006 the Company entered into a long-term lease agreement to rent approximately 16,000 square feet of vacant space in the Company’s building to a unrelated party. The Company has agreed to provide up to $120,000 for direct tenant improvements in advance of the tenant occupying the space plus certain additional costs, estimated at approximately $25,000, to be incurred relative to the leased space. Following the completion of the improvements, the lease term will be for sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year. It is currently estimated that the lease will commence during the second quarter of 2007.

Note 4 — Debt Agreements

The Company has a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The approximate interest rate is 6.5%, and the loan requires monthly payments of approximately $23,700.

During June 2003, the Company’s then largest stockholder agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and agreed to extend the maturity date to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are to be made, with the then remaining balance due June 2008. During April 2006, in connection with the settlement of litigation with this stockholder, the Company made an advance principal payment of $100,000. Interest expense paid on this related party note payable totaled approximately $7,700 and $10,500 for the three ended March 31, 2007 and 2006, respectively.

Note 5 — Stockholders’ Equity

During the three months ended March 31, 2007, the Company received cash proceeds of $4,015,263 from the exercise of 3,170,772 warrants held by investors in the 2004 and 2005 offerings. Subsequent to March 31, 2007, the holders of the remaining warrants held by investors in the 2004 and 2005 offerings were exercised. See Note 8. No fees were paid on any proceeds, and the proceeds will be used for working capital, new product development and general corporate purposes.

During the three months ended March 31, 2007, the holder of a total of 525,000 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 525,000 rights were surrendered and cancelled and the holder was issued a total of 374,085 common shares.

During the three months ended March 31, 2007, Richard Donnelly, President, was granted 25,000 shares of stock with an estimated fair value of $2.96 per share, in connection with the renewal of his employment agreement.

In January 2007, a total of 350,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to officers and directors exercisable at the then fair market value of $2.96 per share, vesting over a three year period annually in arrears and expiring in ten years.

During the three months ended March 31, 2007, an employee exercised 12,500 options outstanding under the Company’s 2002 Stock Incentive Plan generating $8,750 in cash proceeds.

During the three months ended March 31, 2006, the holders of 107,680 warrants and options exercised their holdings, generating cash proceeds of $117,471.

Note 6 — Customer Concentration

At March 31, 2007, two customers accounted for approximately 70% of total accounts receivable, with one at 55% and the other at 15%. For the three months ended March 31, 2007, three customers represented more than 10% of the Company’s sales, accounting for approximately 30%, 26% and 16% of the sales for the period. For the three months ended March 31, 2006, the Company had two customers, which represented more than 10% of the Company’s sales for the period, one accounted for approximately 50% of the Company’s sales and the second customer accounted for approximately 16%.

Note 7 — Stock Based Compensation

The Company currently provides stock-based compensation to employees, directors and consultants, under the Company’s 2002 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. Stock options granted under this plan generally vest over one to three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock option and other stock-based compensation during the three month periods ended March 31, as follows:

	2007	2006
Stock options to employees and directors	$108,748	$—
Stock options to advisory board members	50,207	31,121
Stock options to consultants	48,240	22,950
Restricted stock awards	74,000	—

Total stock-based compensation	$281,195	$54,071

        Stock Options

The weighted average fair value at the grant date for options issued during the quarter ended March 31, 2007 was $2.35 per option. No options were granted during the three months ended March 31, 2006. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the three months ended March 31, 2007: a) 0% dividend yield, b) expected price volatility of 71%, c) a risk free interest rate of 4.81%, and an expected option term of 10 years. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

        A summary of stock option activity of options to employees, directors and advisors, for the three months ended March 31, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,438,000	$1.01
Granted	350,000	2.96
Exercised	(12,500)	0.70
Forfeited	(25,000)	1.97

Outstanding at March 31, 2007	3,750,500	$1.19	8.0	$9,758,000

Exercisable at March 31, 2007	2,696,638	$0.89	7.6	$7,672,000

Based upon the Company's experience approximately 95% of the above stock options are expected to vest in the future, under their terms.

During the three months ended March 31, 2007, options to purchase 350,000 shares of common stock were granted under the Plan to employees, officers, directors and consultants. The options are subject to vesting provisions, are exercisable at a weighted average of $2.96 per share, and expire in ten years. During the three months ended March 31, 2007, 25,000 options to acquire shares of common stock were cancelled due to forfeitures.

The total fair value of stock options granted to employees that vested during the three months ended March 31, 2007 and 2006 was $131,000 and $11,000, respectively. During three months ended March 31, 2007 and 2006, 12,500 and no employee stock options were exercised, respectively. During the three months ended March 31, 2007, the 12,500 employee stock options exercised had an intrinsic value when exercised of $41,125 and generated cash proceeds to the Company of $8,750.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2007.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the period ended March 31, 2007 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	852,198	$1.43	$1.20
Granted	350,000	2.96	2.35
Vested	(123,336)	1.25	1.06
Forfeited	(25,000)	1.97	1.58

Nonvested at March 31, 2007	1,053,862	$1.94	$1.58

As March 31, 2007, based upon employee, advisor and consultant options granted to that point there was approximately $1,291,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 2.5 years.

Note 8 — Subsequent Events

Subsequent to March 31, 2007, the Company received cash proceeds of $5,284,673 from the exercise of the remaining 3,980,484 warrants held by investors in the 2004 and 2005 offerings. No fees will be paid on any proceeds and funds raised will be used for working capital, new product development and general corporate purposes. Additionally, the holder of options granted in 2004 exercised 185,000 of their rights generating $197,950 in cash proceeds to the Company.

Subsequent to March 31, 2007, employees exercised 42,500 options outstanding under the Company’s 2002 Stock Incentive Plan generating $29,750 in cash proceeds. On April 10, 2007, 15,000 options were granted to an employee, exercisable at $4.25 per share, vesting over a three year period and expiring in ten years.

Subsequent to March 31, 2007 an existing advisory board member was granted 25,000 options to purchase shares of common stock exercisable at $4.43 per share which vest 33.3% annually in advance and expire in ten years.

On May 3, 2007, the Company entered into a settlement agreement and release (“Agreement”) with Strategic Growth International, Inc. (“SGI”), to settle the litigation between the parties. The Agreement provided that the Company agreed to pay $8,000 to settle the approximate $47,000 SGI was seeking and the Company agreed to discontinue its attempt to cancel some or all of the remaining 798,000 options issuable under the January 2004 consulting agreement between SGI and the Company. Other than the debt reduction income to be recognized from settlement of the payable to SGI, no income or expense is anticipated to be recorded from the settlement.

ITEM 2.

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

        Results of Operations

Comparative Results for the Three Periods Ended March 31, 2007 and 2006

Sales for the three months ended March 31, 2007, totaled $336,000, which is a $100,000 or 42% increase from the 2006 period. This increase was primarily the result of an increase in antigen sales. During the three months ended March 31, 2007, three customers represented more than 10% of the Company’s sales, accounting for approximately 30%, 26% and 16% of the sales for the period. The change in sales is primarily attributable to one new customer that was secured in the fourth quarter of the year ended December 31, 2006, combined with the timing of existing customers’ order placement as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At March 31, 2007, the Company had outstanding customer open orders totaling approximately $68,000 of which the one customer represented approximately 93%. These orders will be recorded in sales as the products are produced and shipped.

Cost of sales for the three months ended March 31, 2007 totaled $170,000; a $58,000 or 51% increase as compared to the 2006 period. As a percentage of sales, gross margin remained fairly stable at 49% in the 2007 period as compared to 52% in the 2006 period. The change in the gross margin percent was primarily attributable to the higher level of sales combined with the change in the product mix during the period. Cost of sales overall was somewhat impacted from higher overhead costs primarily additional production personnel being incurred in 2007 over the 2006 period.

Selling, general and administrative expenses in the three months ended March 31, 2007, totaled $726,000, which is a $256,000 or 55% increase as compared to the 2006 period. The increase relates primarily to approximately $105,000 in higher personnel costs due to the hiring of additional personnel and higher wages net of approximately $85,000 in decreased legal fees due to the now resolved Hurst litigation. Additionally, employee, advisor and consultant non-cash stock based compensation increased $227,000 during the 2007 period with the increase because in late 2005, the Company’s Board accelerated the vesting of all then outstanding employee and director stock options, resulting in no stock based compensation on those options subsequent to December 31, 2005. In addition in the 2007 period, the Company incurred an increase in repairs and maintenance to the existing building of $45,000, primarily related to repairs of an existing retaining wall.

Research and development expenses in the 2007 period totaled $294,000, which is a $17,000 or 5% decrease as compared to the 2006 period. The change is due primarily to a $24,000 increase in salaries from hiring additional scientific personnel, an increase of $56,000 in development costs incurred on the bovine pregnancy test, net of a $115,000 decrease in development costs incurred on the Company’s single-chain products. During the three months ended March 31, 2007, a significant portion of the Company’s scientific research and development internal overhead resources were committed to activities related to the appendicitis blood test and are anticipated to remain so for 2007.

Interest expense for the three months ended March 31, 2007, decreased $4,000 compared to the 2006 period. The decrease was due to lower debt levels in the 2007 period. As a result of the improved cash position in 2007 due to the recent equity transactions, interest income of approximately $46,000 was earned in 2007 as compared to $20,000, in the 2006 comparable period.

No income tax benefit was recorded on the loss for the three months ended March 31, 2007, as management was unable to determine that it was more likely than not that such benefit would be realized.

        Liquidity and Capital Resources

The Company reported a net loss of $868,000 during the three months ended March 31, 2007, which included $347,000 in non-cash expenses relating to depreciation and amortization of $66,000 and $281,000 in stock-based compensation. At March 31, 2007, the Company had working capital of $6,712,000. Management believes that its current working capital position combined with the proceeds received from the warrant and option exercises subsequent to March 31, 2007 is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products in order to attempt to secure near-term value from these products from either entering licensing agreement for their rights or generating revenues directly from sales of the products. We are also attempting to generate increased product sales from the base antigen business.

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

We anticipate that spending for research and development for the fiscal year ending December 31, 2007 will increase significantly over the 2006 levels. The primary expenditures will be to continue to fund development and testing costs in support of the current pipeline products in development as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the appendicitis tests, the open cow test and the equine and bovine recombinant pregnancy enhancement drug products. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

The Company has a 6% note payable to a stockholder under a note totaling approximately $500,000, at March 31, 2007. Total monthly payments of $10,000, including interest are being made to the stockholder with the then remaining balance due in June 2008.

During the three months ended March 31, 2007, the Company received cash proceeds of $4,015,263 from the exercise of 3,170,772 warrants held by investors in the 2004 and 2005 offerings. Subsequent to March 31, 2007, the Company received cash proceeds of $5,284,673 from the exercise of the remaining 3,980,484 warrants held by investors in the 2004 and 2005 offerings plus an additional $197,950 from the exercise of 185,000 options, resulting in a total cash position currently in excess of $11 million.

During 2005, we entered into an initial, followed by subsequent, agreements with a contract manufacturer for the development \ manufacture of initial batches of certain of our recombinant single-chain products. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. We are also in discussions with other potential manufacturers who meet full cGMP requirements, are capable of large-scale manufacturing batches of our recombinant drugs and can economically manufacture them to produce materials at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and specified penalty and royalty provisions should we transfer our recombinant single-chain products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2007.

In November 2006, the Company entered into a long-term lease agreement to lease approximately 16,000 square feet of vacant space in the Company’s building to an un-related party. The Company has agreed to provide up to $120,000 for tenant improvements in advance of the tenant occupying the space. Following completion of the improvements, the lease term will be sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses, escalates over the term of the lease and ranges for approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year.

We expect to continue to incur cash losses from operations for the near-term. While anticipated increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. We believe that our current working capital position combined with the additional cash proceeds received from the exercise of warrants and options subsequent to March 31, 2007, will meet our near-term needs.

        Operating Activities

Net cash consumed by operating activities was $473,000 during the three months ended March 31, 2007. Cash was consumed by the loss of $868,000 less non-cash expenses of $347,000, $66,000 for depreciation and amortization, and $281,000 for stock-based compensation issued for services. A decrease in accounts receivable of approximately $179,000 in the three months ended March 31, 2007 from the collection of large sales made in the fourth quarter of 2006, provided cash. Increases in inventory of $69,000 to support product sales and anticipated revenue increases and a $25,000 increase in prepaid expenses consumed cash. A decrease in accounts payable and accrued liabilities of $37,000 also consumed cash, as certain year end liabilities were paid.

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

        Investing Activities

Net cash outflows from investing activities consumed $348,000 during the 2007 period. The outflow was attributable to purchases of property and equipment of $135,000 and payments of $213,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $52,000 during the 2006 period. The outflow was attributable to purchases of property and equipment of $22,000 and payments of $30,000 for patents and trademark application costs.

        Financing Activities

Net cash inflows from financing activities generated $3,979,000 during the 2007 period. Proceeds of $4,024,000 from the exercise of common stock options and warrants were received, net of $46,000 for repayments under existing debt agreements.

Net cash inflows from financing activities generated $76,000 during the 2006 period. Proceeds of $117,000 from the exercise of common stock options and warrants were received, net of $42,000 for repayments under debt agreements.

Recently issued accounting pronouncements:

        In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beginning January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal and state of Colorado jurisdictions. We are no longer subject to tax examinations for years before 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Form 10-KSB for the year ended December 31, 2006 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time. No changes were made to these procedures during the three months ended March 31, 2007.

Changes in Internal Control Over Financial Reporting.

        There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

On November 29, 2004, a complaint was filed in New York Supreme Court, County of New York, case #603907/04 by Strategic Growth International, Inc. (“SGI”) against the Company. SGI was seeking compensation for amounts allegedly owed under an agreement for investor relations’ services between SGI and the Company. The Company filed an answer and counter claims against SGI on January 25, 2005. As previously announced in a Form 8-K filed May 4, 2007, on May 3, 2007 the parties entered into a Settlement Agreement to settle the litigation between the parties. The Agreement provided that the Company agreed to pay $8,000 to settle the approximate $47,000 SGI was seeking and the Company agreed to discontinue its attempt to cancel some or all of the remaining 798,000 options issuable under the January 2004 consulting agreement between SGI and the Company.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter we did not have any unregistered sales of equity securities, other than issuances of equity securities previously described in forms 8-K.

Item 6.   Exhibits

(a)	Exhibits

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	AspenBio Pharma, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer