Form 10QSB
period 2007-06-30
AspenBio Pharma, Inc.
filed 2007-08-10
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of no par value common stock outstanding as of August 10, 2007, was 28,010,255.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO PHARMA, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of June 30, 2007	3

Statements of Operations For the Three and Six
Month Periods Ended June 30, 2007 and 2006	4

Statements of Cash Flows For the six
Months Ended June 30, 2007 and 2006	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	10

Item 3. Controls and Procedures	13

PART II - Other Information

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits	14

Signatures	15

PART I-- FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheet (Unaudited)
June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$11,161,559
Accounts receivable, net (Note 6)	52,883
Inventories (Note 2)	546,849
Prepaid expenses and other current assets	54,199

Total current assets	11,815,490

Property and equipment, net (Notes 3 and 4)	3,394,548

Other assets:
Goodwill	387,239
Other intangible assets, primarily patents	953,228
Other long-term assets	26,248

Total other assets	1,366,715

Total assets	$16,576,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$110,837
Accrued expenses	115,444
Deferred revenue, current portion (Note 1)	100,000
Current portion of notes payable:
Mortgage note (Note 4)	92,099
Related party (Notes 4)	477,574
Installment obligation	8,155

Total current liabilities	904,109

Mortgage note payable, less current portion (Note 4)	2,895,991
Installment obligation, less current portion	21,838
Deferred revenue (Note 1)	100,000
Other long term obligation	20,648

Total liabilities	3,942,586

Commitments and contingencies

Stockholders' equity (Note 5):
Common stock, no par value, 60,000,000 shares authorized;
27,922,255 shares issued and outstanding	24,769,307
Accumulated deficit	(12,135,140)

Total stockholders' equity	12,634,167

Total liabilities and stockholders' equity	$16,576,753

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended June 30, (Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Sales (Note 6)	$176,523	$111,986	$512,560	$347,803
Cost of sales	146,691	56,657	317,085	169,500

Gross profit	29,832	55,329	195,475	178,303

Other revenue - fee	—	—	—	50,000

Operating expenses:
Selling, general and administrative
(includes non cash compensation of
$217,499; $134,675; $498,694 and $188,746)	632,287	466,240	1,358,406	936,203
Research and development	544,296	300,988	838,601	611,925

Total operating expenses	1,176,583	767,228	2,197,007	1,548,128

Operating loss	(1,146,751)	(711,899)	(2,001,532)	(1,319,825)

Interest income (expense):
Interest expense	(59,181)	(62,321)	(118,471)	(125,040)
Interest income	122,144	23,788	167,851	43,434

Total interest income (expense), net	62,963	(38,533)	49,380	(81,606)

Net loss	$(1,083,788)	$(750,432)	$(1,952,152)	$(1,401,431)

Basic and diluted net loss per share	$(.04)	$(.04)	$(.08)	$(.08)

Basic and diluted weighted average
number of shares outstanding	27,070,130	17,516,802	24,082,612	16,806,001

See Accompanying Notes to Unaudited Condensed Financial Statements.

AspenBio Pharma, Inc.
Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,952,152)	$(1,401,431)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	132,830	117,817
Stock-based compensation for services	498,694	188,746
(Increase) decrease in:
Accounts receivable	315,561	170,310
Inventories	(197,151)	(217,556)
Prepaid expenses and other current assets	3,837	13,573
Increase (decrease) in:
Accounts payable	(264,225)	(204,714)
Accrued expenses	(25,491)	(67,846)

Net cash used by operating activities	(1,488,097)	(1,401,101)

Cash flows from investing activities:
Purchases of property and equipment	(211,668)	(25,970)
Patent and trademark application costs	(250,365)	(41,263)
Other long-term assets	10,697	—

Net cash used by investing activities	(451,336)	(67,233)

Cash flows from financing activities:
Repayment of notes payable	(91,570)	(185,732)
Proceeds from exercise of stock warrants and options	9,662,652	—
Proceeds from issuance of common stock	—	2,465,722
Addition to other long-term obligation	648	—

Net cash provided by financing activities	9,571,730	2,279,990

Net increase in cash and cash equivalents	7,632,297	811,656

Cash and cash equivalents at beginning of period	3,529,262	1,980,890

Cash and cash equivalents at end of period	$11,161,559	$2,792,546

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$115,685	$120,200

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2007 and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2007 are not necessarily an indication of operating results for the full year.

Note 1 — Global Development and Distribution Agreement

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s patent-pending diagnostic blood test. The test is designed to be used approximately 21 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement, the Company received $200,000, which has been recorded as deferred revenue. During June 2003, AspenBio Pharma determined that the results of its large-scale field trial were not proceeding as anticipated. The results continue to be analyzed and modifications to the test are ongoing. AspenBio Pharma believes improvements to the test need to be achieved. Accordingly, the test was not launched by October 2003, and receipt of the second development payment of $700,000 from Merial also has been delayed. Such payment could be reduced or eliminated if Merial is not satisfied with the test results or the product. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to date. Since Merial can make the decision to elect to terminate this agreement, which is outside of the Company’s ability to control, the $100,000 that would need to be refunded in that situation has been classified as a current liability on the accompanying balance sheet. Pursuant to the agreement, if the Company terminates the agreement within three years from the launch date, as defined in the agreement, monies paid by Merial must be refunded on a pro-rata basis.

Note 2 — Inventories

As of June 30, 2007, total inventories consisted of:
Finished goods	$293,144
Goods in process	176,088
Raw materials	77,617

Total inventories	$546,849

Note 3 — Property and Equipment

As of June 30, 2007, property and equipment consisted of:
Land and improvements	$1,107,508
Building	2,589,231
Tenant improvements	75,846
Lab equipment	728,227
Office and computer equipment	107,598

4,608,410
Less accumulated depreciation	1,213,862

Property and equipment	$3,394,548

In November 2006 the Company entered into a long-term lease agreement to rent approximately 16,000 square feet of vacant space in the Company’s building to an unrelated party. The Company has agreed to provide up to $120,000 for direct tenant improvements in advance of the tenant occupying the space plus certain additional costs, estimated at approximately $50,000, to be incurred relative to the leased space. Following the completion of the improvements, the lease term will be for sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year. It is currently estimated that the lease will commence during the third quarter of 2007.

Note 4 — Debt Agreements

The Company has a $3,250,000 mortgage facility on its land and building that matures in July 2013, with the then remaining balance due. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The approximate interest rate is 6.5%, and the loan requires monthly payments of approximately $23,700.

During June 2003, the Company’s then largest stockholder agreed to consolidate the Company’s previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and agreed to extend the maturity date to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are to be made, with the then remaining balance due in a balloon payment in June 2008. During April 2006, in connection with the settlement of litigation with this stockholder, the Company made an advance principal payment of $100,000. Interest expense paid on this related party note payable totaled approximately $7,400 and $15,100 for the three and six months ended June 30, 2007, respectively, and $9,200 and $19,700 for the three and six months ended June 30, 2006, respectively.

Note 5 — Stockholders’ Equity

During the six months ended June 30, 2007, the Company received cash proceeds of $9,583,485 from the exercise of 7,416,256 warrants held by investors in the 2004 and 2005 offerings. No fees were paid on any proceeds, and the proceeds will be used for working capital, new product development and general corporate purposes. During the six months ended June 30, 2007, the holder of a total of 525,000 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 525,000 warrants were surrendered and cancelled and the holder was issued a total of 374,085 common shares.

During the six months ended June 30, 2007, Richard Donnelly, President, was granted 25,000 shares of stock with an estimated fair value of $74,000 ($2.96 per share), in connection with the renewal of his employment agreement.

In January 2007, a total of 350,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to officers and directors exercisable at the then fair market value of $2.96 per share, vesting over a three-year period annually in arrears and expiring in ten years. In April 2007, an advisor was granted 25,000 stock options at $4.43 per share, vesting over a three-year period annually in advance and expiring in ten years. During the second quarter, an employee of the Company was granted 15,000 options to purchase common stock exercisable at $4.25 per share. These options terminated upon his resignation in the same quarter. During the six months ended June 30, 2007, employees exercised 55,000 options outstanding under the Company’s 2002 Stock Incentive Plan generating $38,500 in cash proceeds and two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash. During June 2007 a consultant was issued a non-qualified option to purchase 15,000 shares of common stock at an exercise price of $5.00 per share, vested when issued and expiring in three years.

Included with options granted under the Company’s 2002 Stock Incentive Plan are qualified options to acquire 590,000 shares of common stock cumulatively granted through June 30, 2007, to members of the Company’s advisory board and consultants, exercisable at prices ranging from $.70 to $4.43, per share, with various vesting periods up to three years and expiring after ten years.

The Company has issued a total of 285,000 non-qualified options to a consultant, expiring three years from issuance. Of the options, 90,000 are exercisable at $1.00 per share, 180,000 are exercisable at $1.80 per share and 15,000, granted in June 2007 are exercisable at $5.00 per share.

During the six months ended June 30, 2006, the Company received cash proceeds of approximately $2,466,000 from the sale of common shares and the exercise of options and warrants. We completed a private offering of 1,585,714 common shares generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. Non-employee holders of 223,180 warrants and options also exercised their holdings to generate cash proceeds of approximately $246,000. Additionally, 59,097 common shares were issued by the exercise of warrants by their holders on a cashless basis, whereby such holders surrendered their warrants in exchange for the in-the-money equity value of such rights.

Note 6 — Customer Concentration

At June 30, 2007, two customers accounted for approximately 36% and 20%, respectively of the total accounts receivable. For the six-month period ended June 30, 2007, the Company had three customers, which generated more than 10% of the Company’s revenues and totaled approximately 27%, 22% and 17%, respectively. For the six-month period ended June 30, 2006, the Company had two customers which generated more than 10% of the Company’s revenues and totaled approximately 39% and 12%, respectively, of the Company’s sales.

Note 7 — Stock-Based Compensation

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. On July 17, 2007, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 3,500,000 to 4,250,000. Stock options granted under this plan generally vest over one to three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the six-month periods ended June 30, as follows:

	2007	2006
Stock options to employees and directors	$222,007	$26,021
Stock options to advisory board members	119,707	71,285
Stock options to consultants	82,980	91,440
Restricted stock awards	74,000	—

Total stock-based compensation	$498,694	$188,746

        Stock Options

During the six months ended June 30, 2007, there were 390,000 stock options granted under the Plan with a weighted average fair value at the grant date of $3.10 per option. Of these 390,000, 350,000 were granted to officers and directors of the Company exercisable at $2.96 per share vesting over a three year period in arrears; 25,000 were granted to an advisor exercisable at $4.43 per share vesting over a three year period in advance and 15,000 shares were granted to an employee at $4.25 per share that expired upon his termination during June 2007. During the six months ended June 30, 2007, employees exercised 55,000 options outstanding under the Company’s 2002 Stock Incentive Plan generating $38,500 in cash proceeds and two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2007: a) 0% dividend yield, b) expected price volatility ranging from 68% to 71%, c) a risk free interest rate of 4.68% to 4.81%, and an expected option term of 10 years. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

A summary of stock option activity of options to employees, directors and advisors, for the six months ended June 30, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,438,000	$1.01
Granted	390,000	3.10
Exercised	(121,666)	0.65
Forfeited	(73,334)	1.82

Outstanding at June 30, 2007	3,633,000	$1.23	7.77	$12,426,000

Exercisable at June 30, 2007	2,694,996	$0.93	7.33	$10,026,000

Based upon the Company’s experience approximately 90% of the above stock options are expected to vest in the future, under their terms.

The total fair value of stock options granted under the Plan that vested during the six months ended June 30, 2007 and 2006 was $278,000 and $36,000, respectively. During six months ended June 30, 2007, 121,666 options were exercised by employees and advisors having an intrinsic value when exercised of $470,000 and generated cash proceeds to the Company of $79,167. During the six months ended June 30, 2006, no employee stock options were exercised.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2007.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the six months ended June 30, 2007 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	852,198	$1.43	$1.20
Granted	390,000	3.10	2.46
Vested	(230,860)	1.43	1.20
Forfeited	(73,334)	1.82	1.48

Nonvested at June 30, 2007	938,004	$2.09	$1.70

As June 30, 2007, based upon employee, advisor and consultant options granted to that point there was approximately $1,187,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

During June 2007 a consultant was issued a non-qualified option to purchase 15,000 shares of common stock at an exercise price of $5.00, vested when issued and expiring in three years. The fair value of option at the grant date was estimated utilizing the Black-Scholes valuation model with the following assumptions: a) 0% dividend yield, b) expected price volatility 67%, c) a risk free interest rate of 4.94% and an expected option term of three years.

Subsequent to June 30, 2007, employees exercised options to acquire 33,000 shares of common stock outstanding under the Company’s Plan generating $23,100 in cash proceeds. On July 10, 2007, 5,000 options to acquire common stock were granted to an employee, exercisable at $4.60 per share, vesting over a three year period and expiring in ten years. In August 2007, 55,000 non-qualified stock options were exercised by a consultant, generating cash proceeds to the Company of $58,850.

Note 8 — Litigation Settlement

On May 3, 2007, the Company entered into a settlement agreement and release (“Agreement”) with Strategic Growth International, Inc. (“SGI”), to settle the litigation between the parties. The Agreement provided that the Company agreed to pay $8,000 to settle the approximate $47,000 SGI was seeking, and the Company agreed to discontinue its attempt to cancel some or all of the remaining 798,000 options issued under the January 2004 consulting agreement between SGI and the Company. Other than the debt extinguishment gain to be recognized from settlement of the payable to SGI, no income or expense was recorded from the settlement.

Note 9 — Loss per share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,451,000 shares for the six months ended June 30, 2007, and approximately 14,060,000 shares for the six months ended June 30, 2006) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

ITEM 2.

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

        Results of Operations

Comparative Results for the Six Months Ended June 30, 2007 and 2006

Sales for the six months ended June 30, 2007, totaled $513,000, which is a $165,000 or 47% increase from the 2006 period. This increase was primarily the result of an increase in antigen sales. During the six months ended June 30, 2007, three customers generated more than 10% of the Company’s sales, accounting for approximately 27%, 22% and 17% respectively, of the sales for the period. The change in sales is primarily attributable to one new customer that was secured in the fourth quarter of the year ended December 31, 2006, combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At June 30, 2007, the Company had outstanding customer open orders totaling approximately $8,000. These orders will be recorded in sales as the products are produced and shipped.

Cost of sales for the six months ended June 30, 2007 totaled $317,000; a $148,000 or 87% increase as compared to the 2006 period. As a percentage of sales, gross margin was 38% in the 2007 period as compared to 51% in the 2006 period. The change in the gross margin percent was impacted by the higher level of sales combined with the change in the product mix during the period. Cost of sales overall was negatively impacted by approximately a 28% increase in raw material cost and higher overhead costs arising primarily from additional production personnel being incurred in 2007 over the 2006 period.

Selling, general and administrative expenses in the six months ended June 30, 2007, totaled $1,358,000, which is a $422,000 or 45% increase as compared to the 2006 period. The increase relates primarily to a $310,000 increase in stock-based compensation granted to employees, advisors and consultants. An additional increase of $70,000 in higher personnel costs due to the hiring of additional personnel and higher wages along with a $44,000 increase in insurance related expenses. Supplies increased $36,000 due to the increase in operations and staffing. In addition, in the 2007 period, the Company incurred an increase in repairs and maintenance to the existing building of $45,000, primarily related to repairs of an existing retaining wall. There has been a reduction of legal fees in 2007 of approximately $106,000 primarily due to the now resolved Hurst litigation.

Research and development expenses in the 2007 period totaled $839,000, which is a $227,000 or 37% increase as compared to the 2006 period. The change is due primarily to an increase of $188,000 in development costs incurred related primarily to the appendicitis blood test and bovine pregnancy test and a $34,000 increase in salaries from hiring additional scientific personnel.

Interest expense for the six months ended June 30, 2007, decreased $7,000 compared to the 2006 period. The decrease was due to lower debt levels in the 2007 period. As a result of the improved cash position in 2007 due to the recent equity transactions, interest income of approximately $168,000 was earned in 2007 as compared to $43,000, in the 2006 comparable period.

No income tax benefit was recorded on the loss for the six months ended June 30, 2007, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three-Month Periods Ended June 30, 2007 and 2006

Sales for the three months ended June 30, 2007 totaled $177,000, which is a $65,000 or 58% increase from the 2006 period. The change in sales is primarily attributable to one new customer that was secured in the fourth quarter of the year ended December 31, 2006, combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs.

Cost of sales for the three months ended June 30, 2007 totaled $147,000; a $90,000 or 159% increase as compared to the 2006 period. As a percentage of sales, gross margin decreased to 17% in the 2007 period as compared to 49% in the 2006 period. The decline in the gross margin percent was primarily attributable to higher raw material costs as well as additional overhead costs, primarily additional production personnel having been hired.

Selling, general and administrative expenses in the three months ended June 30, 2007, totaled $632,000, which is a $166,000 or 36% increase as compared to the 2006 period. The increase relates primarily to approximately $83,000 increased employee, advisor and consultant non-cash equity compensation during the period and relates primarily to the estimated value of options and warrants granted to advisors and consultants, calculated based upon the Black-Scholes method. Personnel additions, higher wages and increases in general overhead expenses associated with expanded activities and volume were also a factor.

Research and development expenses in the 2007 period totaled $544,000, which is a $243,000 or 81% increase as compared to the 2006 period. The change is due primarily to increases in direct costs for product development, primarily being incurred for outsourced contract consulting and development services on the appendicitis test.

Interest expense for the three months ended June 30, 2007, decreased by $3,000 as compared to the 2006 period primarily due to lower debt levels in the 2007 period. Due to the increase in cash in the 2007 period, interest income of approximately $122,000 was earned in 2007, an increase of approximately $98,000 over the 2006 period.

Liquidity and Capital Resources

The Company reported a net loss of $1,952,000 during the six months ended June 30, 2007, which included $632,000 in non-cash expenses relating to depreciation and amortization of $133,000 and $499,000 in stock-based compensation. At June 30, 2007, the Company had working capital of $10,911,000. Management believes that its current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products as well as attempting to complete the open cow test, in order to attempt to secure near-term value from these products from either entering licensing agreement for their rights or generating revenues directly from sales of the products. We are also attempting to generate increased product sales from the base antigen business.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2007, are anticipated to total approximately $100,000 to $150,000. Additional costs for direct tenant leasehold improvements and related costs associated with the leased space are expected to total approximately $100,000 which will be incurred prior to the commencement of the lease agreement we signed in late 2006. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that spending for research and development for the remainder of the fiscal year ending December 31, 2007 will increase over the levels for the six months ended June 30, 2007. The primary expenditures will be to continue to fund development and testing costs in support of the current pipeline products in development as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the appendicitis tests, the open cow test and the equine and bovine recombinant pregnancy enhancement drug products. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

The Company has a 6% note payable to a stockholder of approximately $478,000 at June 30, 2007. Monthly payments of $10,000, including interest, are being made to the stockholder with the then remaining balance due in a balloon payment in June 2008.

During the six months ended June 30, 2007, the Company received cash proceeds of $9,583,485 from the exercise of 7,416,256 warrants held by investors in the 2004 and 2005 offerings. Additionally, employees and advisors exercised options resulting in proceeds of $79,167 for the 121,666 shares issued.

During 2005, we entered into an initial, followed by subsequent, agreements with a contract manufacturer for the development \ manufacture of initial batches of certain of our recombinant single-chain products. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) required for those products in which we are seeking FDA approval. Subsequent to June 30, 2007, we executed an agreement with a second manufacturer who meets full cGMP requirements, is capable of large-scale manufacturing batches of our recombinant drugs and can economically manufacture them to produce materials at what we believe will be acceptable cost levels. These development and manufacturing agreements generally contain transfer fees and specified penalty and royalty provisions should we transfer our recombinant single-chain products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant financial commitments during 2007 and 2008.

In November 2006, the Company entered into a long-term lease agreement to lease approximately 16,000 square feet of vacant space in the Company’s building to an un-related party. The Company has agreed to provide up to $120,000 for tenant improvements in advance of the tenant occupying the space. Following completion of the improvements, the lease term will be sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses, escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year. We currently anticipate that the lease will commence in the third quarter of 2007.

We expect to continue to incur cash losses from operations for the near-term. While anticipated increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. We believe that our current working capital position will meet our near-term needs.

        Operating Activities

Net cash consumed by operating activities was $1,488,000 during the six months ended June 30, 2007. Cash was consumed by the loss of $1,952,000 less non-cash expenses of $632,000, $133,000 for depreciation and amortization, and $499,000 for stock-based compensation issued for services. A decrease in accounts receivable of approximately $316,000 in the six months ended June 30, 2007 provided cash. Increases in inventory of $197,000 to support product sales and anticipated revenue increases consumed cash. A decrease in accounts payable and accrued liabilities of $290,000 also consumed cash, as liabilities were paid.

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

        Investing Activities

Net cash outflows from investing activities consumed $451,000 during the 2007 period. The outflow was attributable to purchases of property and equipment of $212,000 and payments of $250,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $67,000 during the 2006 period. The outflow was attributable to purchases of property and equipment of $41,000 and payments of $26,000 for patents and trademark application costs.

        Financing Activities

Net cash inflows from financing activities generated $9,572,000 during the 2007 period. Proceeds of $9,663,000 from the exercise of common stock options and warrants were received, net of $92,000 for repayments under existing debt agreements.

Net cash inflows from financing activities generated $2,280,000 during the 2006 period relating to net proceeds from the sale of common stock and warrants under a private placement offering totaled $2,466,000 net of $186,000 for repayments under debt agreements.

Recently issued accounting pronouncement

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

Item 3.  Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time. No changes were made to these procedures during the six months ended June 30, 2007.

Changes in Internal Control Over Financial Reporting.

                There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which were not registered under the Securities Act.

During the period ended June 30, 2007, a total of 350,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to officers and directors exercisable at the then fair market value of $2.96 per share, vesting over a three-year period annually in arrears and expiring in ten years. During the period ended June 30, 2007, an employee of the Company was granted 15,000 options to purchase common stock exercisable at $4.25 per share. These options terminated upon his resignation in the same quarter.

In April 2007, an advisor was granted 25,000 stock options at $4.43 per share, vesting over a three-year period annually in advance and expiring in ten years.

During June 2007 a consultant was issued a non-qualified option to purchase 15,000 shares of common stock at an exercise price of $5.00 per share, vested when issued and expiring in three years.

The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuances. No commission or other remuneration was paid on these issuances.

Item 4.   Submission of Matters to a Vote of Security Holders

On July 17, 2007, the Company held its 2007 Annual Meeting of Shareholders. At the meeting the following directors were elected to serve until the next annual meeting or until their successors are elected and qualified:

Name	Shares FOR	WITHHOLD Authority To Vote
Richard Donnelly	20,451,239	52,600

Douglas I. Hepler	20,497,072	6,767

Gregory Pusey	19,155,488	1,348,351

Gail S. Schoettler	19,512,503	991,336

David Welch	19,478,309	1,036,530

Proposal: Amendment to the Company's 2002 Stock Incentive Plan Increasing the Common Shares Reserved Under the Plan to 4,250,000 from 3,500,000.

Shares FOR	Shares AGAINST	ABSTAIN
11,354,802	225,284	61,187

Item 6.   Exhibits

(a)   Exhibits

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007	AspenBio Pharma, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer