Form 10QSB
period 2007-09-30
AspenBio Pharma, Inc.
filed 2007-11-14
CIK 1167419

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of no par value common stock outstanding as of November 9, 2007, was 28,208,842.

Transitional Small Business Disclosure Format (Check one):    Yes  [   ]   No  [X]

ASPENBIO PHARMA, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of September 30, 2007	3

Statements of Operations For the Three and Nine
Month Periods Ended September 30, 2007 and 2006	4

Statements of Cash Flows For the Nine
Months Ended September 30, 2007 and 2006	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis	10

Item 3. Controls and Procedures	13

PART II - Other Information

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits	14

Signatures	15

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheet (Unaudited)
September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,161,817
Short term investments (Note 1)	9,115,124
Accounts receivable, net (Note 6)	110,004
Inventories (Note 2)	520,145
Prepaid expenses and other current assets	129,454

Total current assets	11,036,544

Property and equipment, net (Notes 3 and 4)	3,458,429

Other assets, primarily intangibles	1,379,693

Total assets	$15,874,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,067,097
Deferred revenue, current portion	100,000
Current portion of notes payable (Note 4):
Mortgage note	88,846
Related party	454,623
Installment obligations	165,810

Total current liabilities	1,876,376

Mortgage note payable, less current portion (Note 4)	2,877,758
Installment obligation and other obligations, less current portion (Note 4)	166,768
Deferred revenue	100,000

Total liabilities	5,020,902

Commitments and contingencies

Stockholders' equity (Note 5):
Common stock, no par value, 60,000,000 shares authorized;
28,052,217 shares issued and outstanding	25,130,929
Accumulated deficit	(14,277,165)

Total stockholders' equity	10,853,764

Total liabilities and stockholders' equity	$15,874,666

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended September 30, (Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Sales (Note 6)	$210,553	$392,715	$723,113	$740,518
Cost of sales	232,275	229,703	549,360	399,203

Gross profit (loss)	(21,722)	163,012	173,753	341,315

Other revenue - fee	—	—	—	50,000

Operating expenses:
Selling, general and administrative
(includes non cash compensation of
$260,272; $173,718; $759,046 and $362,464)	1,150,172	492,064	2,508,578	1,428,267
Research and development	1,050,267	446,972	1,888,868	1,058,897

Total operating expenses	2,200,439	939,036	4,397,446	2,487,164

Operating loss	(2,222,161)	(776,024)	(4,223,693)	(2,095,849)

Interest income (expense):
Interest expense	(60,086)	(60,570)	(178,557)	(185,610)
Interest income	140,222	24,403	308,073	67,837

Total interest income (expense), net	80,136	(36,167)	129,516	(117,773)

Net loss	$(2,142,025)	$(812,191)	$(4,094,177)	$(2,213,622)

Basic and diluted net loss per share	$(.08)	$(.05)	$(.16)	$(.13)

Basic and diluted weighted average
number of shares outstanding	27,977,752	17,937,117	25,395,260	17,187,183

See Accompanying Notes to Unaudited Condensed Financial Statements.

AspenBio Pharma, Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(4,094,177)	$(2,213,622)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	199,772	177,228
Stock-based compensation for services	759,046	362,464
Non-cash development fee	326,754	—
(Increase) decrease in:
Short term investments	(9,115,124)	—
Accounts receivable	258,440	(47,053)
Inventories	(170,447)	(83,123)
Prepaid expenses and other current assets	(71,418)	(3,421)
Increase (decrease) in:
Accounts payable and accrued expenses	551,100	(165,236)

Net cash used by operating activities	(11,356,054)	(1,972,763)

Cash flows from investing activities:
Purchases of property and equipment	(338,635)	(33,566)
Purchases of other assets, primarily intangibles	(256,502)	(90,393)

Net cash used by investing activities	(595,137)	(123,959)

Cash flows from financing activities:
Repayment of notes payable	(181,082)	(228,286)
Proceeds from exercise of stock warrants and options	9,763,922	—
Proceeds from issuance of common stock	—	2,488,473
Addition to other long-term obligation	906	—

Net cash provided by financing activities	9,583,746	2,260,187

Net (decrease) increase in cash and cash equivalents	(2,367,445)	163,465

Cash and cash equivalents at beginning of period	3,529,262	1,980,890

Cash and cash equivalents at end of period	$1,161,817	$2,144,355

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$174,275	$179,133

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2007 and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2007 are not necessarily an indication of operating results for the full year.

Note 1 — Significant accounting policy and recently issued accounting pronouncement

Investments

The Company invests excess cash from time to time in highly liquid equity investments of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of current period earnings. For the three and nine months ended September 30, 2007, $47,430 in unrealized income and $3,082 in management fees expense were included in interest income. The Company had no such investments in 2006.

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

Note 2 — Inventories

As of September 30, 2007, total inventories consisted of:
Finished goods	$211,448
Goods in process	247,707
Raw materials	60,990

Total inventories	$520,145

Note 3 — Property and Equipment

As of September 30, 2007, property and equipment consisted of:
Land and improvements	$1,107,508
Building	2,589,231
Tenant improvements	142,660
Lab equipment	770,739
Office and computer equipment	122,839

4,732,977
Less accumulated depreciation	1,274,548

Property and equipment	$3,458,429

In November 2006 the Company entered into a long-term lease agreement to rent approximately 16,000 square feet of vacant space in the Company's building to an unrelated party. The Company has agreed to provide up to $120,000 for direct tenant improvements in advance of the tenant occupying the space plus certain additional costs, estimated at approximately $50,000, to be incurred relative to the leased space. Following the completion of the improvements, the lease term will be for sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year. The lease commenced as of October 1, 2007.

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

During June 2003, the Company's then largest stockholder agreed to consolidate the Company's previously outstanding notes payable to him in the aggregate principal amount of $958,651, into one new note with an interest rate of 6% per annum and agreed to extend the maturity date to June 2008. Based upon revised agreements entered into in 2004, an advance principal payment of $200,000 was made on the note in August 2004, and thereafter thirty-six monthly payments of $10,000 are to be made, with the then remaining balance due in a balloon payment in June 2008. During April 2006, in connection with the settlement of litigation with this stockholder, the Company made an advance principal payment of $100,000. Interest expense paid on this related party note payable totaled approximately $7,100 and $22,000 for the three and nine months ended September 30, 2007, respectively, and $8,400 and $28,100 for the three and nine months ended September 30, 2006, respectively.

In August 2007, the Company executed an agreement with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreement, the Company agreed to pay a total of $350,000, in eight quarterly installments of $43,750, each. The Company has discounted this obligation at an assumed interest rate of 8% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $326,754, which has been recorded as a research and development expense during the three months ended September 30, 2007. The debt obligation is recorded as part of installment obligations on the accompanying balance sheet, classified as current and long term, as applicable.

Note 5 — Stockholders' Equity

During the nine months ended September 30, 2007, the Company received cash proceeds of $9,642,335 from the exercise of 7,471,256 warrants held by investors in the 2004 and 2005 offerings of the Company. No fees were paid on any proceeds, and the proceeds are being used for working capital, new product development and general corporate purposes. During the nine months ended September 30, 2007, the holders of a total of 550,000 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 550,000 warrants were surrendered and cancelled and the holders were issued a total of 394,047 common shares.

In January 2007, a total of 350,000 stock options were granted under the Company's 2002 Stock Incentive Plan to officers and directors exercisable at the then fair market value of $2.96 per share, vesting over a three-year period annually in arrears and expiring in ten years. In April 2007, an advisor was granted 25,000 stock options at $4.43 per share, vesting over a three-year period annually in advance and expiring in ten years. During the second quarter, an employee of the Company was granted 15,000 options to purchase common stock exercisable at $4.25 per share. These options terminated upon his resignation in the same quarter. During the second quarter, another employee of the Company was granted 1,000 options to purchase common stock exercisable at $4.65 per share vesting over three years in arrears. During the three months ended September 30, 2007, employees of the Company were granted a total of 20,000 options to purchase common stock exercisable at an average exercise price of $5.31 per share, vesting over three years and expiring in ten years. During the nine months ended September 30, 2007, employees exercised 110,000 options outstanding under the Company's 2002 Stock Incentive Plan generating $81,000 in cash proceeds.

Included with options granted under the Company's 2002 Stock Incentive Plan are qualified options to acquire 640,000 shares of common stock cumulatively granted through September 30, 2007, to members of the Company's advisory board and consultants, exercisable at prices ranging from $.70 to $4.43, per share, with various vesting periods up to three years and expiring after ten years. During the nine months ended September 30, 2007, two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash.

The Company has issued a total of 330,000 non-qualified options to a consultant, expiring three years from issuance. Of the options, 90,000 are exercisable at $1.00 per share, 180,000 are exercisable at $1.80 per share and 60,000 are exercisable at $5.00 per share. Subsequent to September 30, 2007, the consultant was issued non-qualified options to purchase an additional 30,000 shares of common stock at an exercise price of $5.00 per share, vested as issued and expiring in three years.

During the nine months ended September 30, 2007, Richard Donnelly, President, was granted 25,000 shares of stock with an estimated fair value of $74,000 ($2.96 per share), in connection with the renewal of his employment agreement.

During the nine months ended September 30, 2006, the Company received cash proceeds of approximately $2,488,000 from the sale of common shares and the exercise of options and warrants. A private offering of 1,585,714 common shares was completed generating $2,220,000. No fees were paid for the offering and the purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes. Non-employee holders of 233,180 warrants and options also have exercised their holdings to generate cash proceeds of approximately $254,000 and an employee exercised 20,000 options generating $14,000 in cash. Additionally, 59,097 common shares were issued by the exercise of warrants by their holders on a cashless basis, whereby such holders surrendered their warrants in exchange for the in-the-money equity value of such rights.

Subsequent to September 30, 2007, under the Company's 2002 Stock Incentive Plan, an employee exercised 5,000 options generating $8,000 in cash proceeds to the Company and advisors exercised 151,625 options, generating $127,350 in cash proceeds.

Note 6 — Customer Concentration

At September 30, 2007, one customer accounted for approximately 51%, of the total accounts receivable. For the three-month period ended September 30, 2007, the Company had two customers, which generated more than 10% of the Company's revenues and totaled approximately 28% and 25%, respectively. For the nine-month period ended September 30, 2007, the Company had three customers, which generated more than 10% of the Company's revenues and totaled approximately 27%, 23% and 12%, respectively. For the nine-month period ended September 30, 2006, the Company had two customers which generated more than 10% of the Company's revenues and totaled approximately 36% and 25%, respectively, of the Company's sales.

Note 7 — Stock-Based Compensation

The Company currently provides stock-based compensation to employees, directors and consultants under the Company's 2002 Stock Incentive Plan ("Plan") that has been approved by the Company's shareholders. On July 17, 2007, the Company's shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 3,500,000 to 4,250,000. Stock options granted under this plan generally vest over one to three years from the date of grant as specified in the Plan or by the compensation committee of the Company's board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the nine-month periods ended September 30, as follows:

	2007	2006

Stock options to employees and directors	$326,628	$103,525
Stock options to advisory board members	159,083	114,311
Stock options to consultants	199,335	144,628
Restricted stock awards	74,000	—

Total stock-based compensation	$759,046	$362,464

        Stock Options

During the nine months ended September 30, 2007, there were 411,000 stock options granted under the Plan with a weighted average fair value at the grant date of $2.54 per option. Of these 411,000, 350,000 were granted to officers and directors of the Company exercisable at $2.96 per share vesting over a three year period in arrears; 25,000 were granted to an advisor exercisable at $4.43 per share vesting over a three year period in advance and 15,000 shares were granted to an employee at $4.25 per share that expired upon his termination during June 2007. Four employees were granted 21,000 options, 1,000 options at $4.65, 10,000 options at $4.68, and 10,000 options at $5.94. These options vest over a three year period in arrears and expire in ten years. During the nine months ended September 30, 2007, employees exercised 110,000 options outstanding under the Company’s 2002 Stock Incentive Plan generating $81,000 in cash proceeds and two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2007: a) 0% dividend yield, b) expected price volatility ranging from 65% to 71%, c) a risk free interest rate of 4.37% to 5.16%, and an expected option term of 10 years. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

A summary of stock option activity of options to employees, directors and advisors, for the nine months ended September 30, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,438,000	$1.01		$
Granted	411,000	3.21
Exercised	(176,666)	0.69
Forfeited	(83,334)	1.84

Outstanding at September 30, 2007	3,589,000	$1.26	7.5		$30,100,000

Exercisable at September 30, 2007	2,754,989	$0.93	7.1		$24,017,000

Based upon the Company’s experience approximately 90% of the above stock options are expected to vest in the future, under their terms.

The total fair value of stock options granted under the Plan that vested during the nine months ended September 30, 2007 and 2006 was $372,000 and $135,000, respectively. During nine months ended September 30, 2007, 176,666 options were exercised by employees and advisors having an intrinsic value when exercised of $737,000 and generated cash proceeds to the Company of $121,667. During the nine months ended September 30, 2006, 110,000 employee stock options were exercised for 110,000 common shares, 105,000 options were at $.70 per share and 5,000 at $1.50 per share.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2007.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the nine months ended September 30, 2007 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	899,883	$1.35	$1.13
Granted	411,000	3.21	2.54
Vested	(393,538)	1.11	0.94
Forfeited	(83,334)	1.84	1.49

Nonvested at September 30, 2007	834,011	$2.34	$1.88

At September 30, 2007, based upon employee, advisor and consultant options granted to that point there was approximately $1,030,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Through September 2007, the Company has issued a total of 330,000 non-qualified options to an investment relations firm, vested as issued and expiring three years from issuance with 60,000 of the options issued in 2007. The fair value of options, recorded as a consulting expense, at the grant date has been estimated utilizing the Black-Scholes valuation model, with the following assumptions: a) 0% dividend yield, b) expected price volatility 67%, c) a risk free interest rate of 4.94% and an expected option term of three years. Of the options, 90,000 are exercisable at $1.00 per share, 180,000 are exercisable at $1.80 per share. The remaining 60,000 are exercisable at $5.00 per share.

Subsequent to September 30, 2007, employees and advisors exercised options to acquire 156,625 shares of common stock outstanding under the Company’s Plan generating $135,350 in cash proceeds. In October and November 2007, the investment relations firm was granted 15,000 options per month, exercisable at $5.00 per share and vested at grant date.

Note 8 — Litigation Settlement

On May 3, 2007, the Company entered into a settlement agreement and release (“Agreement”) with Strategic Growth International, Inc. (“SGI”), to settle the litigation between the parties. Pursuant to the Agreement, the Company paid to SGI $8,000 and the Company discontinued its attempt to cancel some or all of the remaining 798,000 options issued under the January 2004 consulting agreement between SGI and the Company.

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

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,348,000 shares for the nine months ended September 30, 2007, and approximately 12,286,000 shares for the nine months ended September 30, 2006) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

ITEM 2.

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

        Results of Operations

Comparative Results for the Nine Months Ended September 30, 2007 and 2006

Sales for the nine months ended September 30, 2007, totaled $723,000, which is a $17,000 or 2% decrease from the 2006 period. This decrease was primarily the result of a decrease in antigen sales. During the nine months ended September 30, 2007, three customers generated more than 10% of the Company’s sales, accounting for approximately 27%, 23% and 12% respectively, of the sales for the period. The change in sales is primarily attributable to one new customer that was secured in the fourth quarter of the year ended December 31, 2006, combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At September 30, 2007, the Company had outstanding customer open orders totaling approximately $11,000. These orders will be recorded in sales as the products are produced and shipped.

Cost of sales for the nine months ended September 30, 2007 totaled $549,000; a $150,000 or 38% increase as compared to the 2006 period. As a percentage of sales, gross margin was 24% in the 2007 period as compared to 46% in the 2006 period. The change in the gross margin percent was impacted by the higher level of overhead combined with the change in the product mix during the period. Cost of sales overall was negatively impacted by an average increase of 28% in raw material costs and higher overhead costs arising primarily from additional production personnel being incurred in 2007 over the 2006 period.

Selling, general and administrative expenses in the nine months ended September 30, 2007, totaled $2,509,000, which is a $1,080,000 or 76% increase as compared to the 2006 period. The increase relates primarily to a $397,000 increase in stock-based compensation granted to employees, advisors and consultants. The company incurred an additional $275,500 in public company expenses for the nine month period ending September 30, 2007 as compared to the comparable 2006 period, including amounts related to the Sarbanes – Oxley regulations. An additional increase of $315,000 in higher personnel costs primarily for the 2007 employee bonus program. Insurances related expenses increased by $62,000 as a result of higher coverage levels and additional staffing. Supplies increased $60,000 due to the increase in operations and staffing. In addition, in the 2007 period, the Company incurred an increase in repairs and maintenance expense to the building of approximately $100,000. There has been a reduction of legal fees in 2007 of approximately $90,000 primarily due to the now resolved Hurst litigation.

Research and development expenses in the 2007 period totaled $1,889,000, which is an $830,000 or 78% increase as compared to the 2006 period. The change is due primarily to an increase of $407,000 in development costs incurred related to the appendicitis blood test and a net $268,000 increase in expenses related to the Company’s single-chain products, combined with a $70,000 increase in salaries from hiring additional scientific personnel.

Interest expense for the nine months ended September 30, 2007, decreased $7,000 as compared to the 2006 period. The decrease was due to lower debt levels in the 2007 period. As a result of the improved cash position in 2007 due to the recent equity transactions, interest income of approximately $308,000 was earned in 2007 as compared to $68,000 in the 2006 comparable period

No income tax benefit was recorded on the loss for the nine months ended September 30, 2007, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three-Month Periods Ended September 30, 2007 and 2006

Sales for the three months ended September 30, 2007 totaled $211,000, which is an $182,000 or 46% decrease from the 2006 period. The change in sales is attributable to the timing of the customers’ order placement and the delays in receiving raw materials. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs.

Cost of sales for the three months ended September 30, 2007 totaled $232,000; a $3,000 or 1% increase as compared to the 2006 period. The decline in the gross margin percent was primarily attributable to higher raw material costs as well as additional overhead costs, additional production personnel having been hired.

Selling, general and administrative expenses in the three months ended September 30, 2007, totaled $1,150,000, which is a $658,000 or 134% increase as compared to the 2006 period. The increase relates primarily to approximately $86,600 increased employee, advisor and consultant non-cash equity compensation during the period and relates primarily to the estimated value of options and warrants granted to advisors and consultants, calculated based upon the Black-Scholes method. The company incurred an additional $315,000 in public company expenses for the three month period ending September 30, 2007 as compared to the comparable 2006 period, including amounts related to the Sarbanes — Oxley regulations. In addition, estimated property taxes increased by $87,000 in the current year. Personnel additions, higher wages and increases in general overhead expenses associated with expanded activities and volume were also a factor.

Research and development expenses in the 2007 period totaled $1,050,000, which is a $603,000 or 135% increase as compared to the 2006 period. The change is due primarily to increases in direct costs for product development, primarily being incurred for outsourced contract consulting and development services on the appendicitis test and the single-chain products.

Due to the increase in cash in the 2007 period, interest income of approximately $140,000 was earned in 2007, an increase of approximately $116,000 over the 2006 period.

Liquidity and Capital Resources

The Company reported a net loss of $4,094,000 during the nine months ended September 30, 2007, which included $1,286,000 in non-cash expenses relating to depreciation and amortization of $200,000, $327,000 for the non-cash development fee and $759,000 in stock-based compensation. At September 30, 2007, the Company had working capital of $9,160,000. Management believes that its current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products as well as attempting to complete the open cow test, in order to attempt to secure near-term value from these products from either entering licensing agreement for their rights or generating revenues directly from sales of the products. We are also attempting to generate increased product sales from the base antigen business.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2007, are anticipated to total approximately $150,000. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that spending for research and development for the remainder of the fiscal year ending December 31, 2007 will generally remain consistent with the levels incurred for the three months ended September 30, 2007. The primary expenditures will be to continue to fund development and testing costs in support of the current pipeline products in development as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the appendicitis tests, the open cow test and the equine and bovine recombinant pregnancy enhancement drug products. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

The Company has a 6% note payable to Hurst of approximately $454,000 at September 30, 2007. Monthly payments of $10,000, including interest, are being made to the stockholder with the then remaining balance due in a balloon payment in June 2008.

During the nine months ended September 30, 2007, the Company received cash proceeds of $9,642,335 from the exercise of 7,471,256 warrants held by investors in the 2004 and 2005 offerings. Additionally, employees and advisors exercised options resulting in proceeds of $121,667 for the 176,666 shares issued.

We have entered into agreements with contract manufacturers for the development \ manufacture of our products, including initial batches of certain of our recombinant single-chain products. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) required for those products in which we are seeking FDA approval. These development and manufacturing agreements generally contain transfer fees and specified penalty and royalty provisions should we transfer our recombinant single-chain products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant financial commitments during 2007 and 2008.

In November 2006, the Company entered into a long-term lease agreement to lease approximately 16,000 square feet of vacant space in the Company’s building to an un-related party. The Company has agreed to provide up to $120,000 for tenant improvements in advance of the tenant occupying the space substantially all of which has been expended. The lease term will be sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses, escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year. The lease commenced October 1, 2007.

We expect to continue to incur cash losses from operations for the near-term. While anticipated increases in revenues will provide limited additional cash flow from such sales margins, additional expenses for contract services in product development will more than offset these amounts. We believe that our current working capital position will meet our near-term needs.

        Operating Activities

Net cash consumed by operating activities was $11,356,000 during the nine months ended September 30, 2007. Cash was consumed by the loss of $4,094,000 less non-cash expenses of $1,286,000, $200,000 for depreciation and amortization, $327,000 for the non-cash development fee and $759,000 for stock-based compensation issued for services. A $9,115,000 increase in short term investments reduced cash. A decrease in accounts receivable of approximately $258,000 in the nine months ended September 30, 2007 provided cash primarily due to lower sales levels. Increases in inventory of $170,000 to support product sales and anticipated revenue increases consumed cash. Cash consumed in operations was reduced by the increase in accounts payable and accrued liabilities of $551,000.

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

        Investing Activities

Net cash outflows from investing activities consumed $595,000 during the 2007 period. The outflow was attributable to purchases of property and equipment of $339,000 and payments of $256,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $124,000 during the 2006 period. The outflow was attributable to purchases of property and equipment of $34,000 and payments of $90,000 for patents and trademark application costs.

        Financing Activities

Net cash inflows from financing activities generated $9,584,000 during the 2007 period. Proceeds of $9,764,000 from the exercise of common stock options and warrants were received. The Company used cash of $181,000 for repayments under existing debt agreements.

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

Item 3.  Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying financial statements (the Evaluation Date”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time. No changes were made to these procedures during the nine months ended September 30, 2007.

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

During the three months ended September 30, 2007, a total of 45,000 warrants to acquire common shares were granted to a consultant exercisable at $5.00 per share, vested upon grant and expiring in three years.

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

Dated: November 14, 2007	AspenBio Pharma, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer