Form 10KSB
period 2007-12-31
AspenBio Pharma, Inc.
filed 2008-03-21
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)	Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007

(_)	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission file number:   001-33675

ASPENBIO PHARMA, INC.
(Name of small business issuer in its charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 South Perry Street, Castle Rock, Colorado 80104
(Address of principal executive office) (Zip Code)

(303) 794-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, no par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes [X]   No [_]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

        Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

        The registrant had revenues of approximately $849,000 for its most recent fiscal year ended December 31, 2007.

        The aggregate market value of the common stock of the registrant held by non-affiliates as of March 14, 2008 was $120,409,000, based upon the average closing bid and asked prices.

        The number of shares outstanding of the registrant’s common stock at March 14, 2008, was 31,312,925.

        Transitional small business disclosure format. Yes [_] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB is incorporated by reference to the registrant’s definitive proxy statement, which is due to be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2007

ASPENBIO PHARMA, INC.

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
Certain Relationships and Related Transactions
Exhibits
	Principal Accountant Fees and Services	Page 2 22 22 22 23 25 30 51 51 52 52 52 52 53 54

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

                Statements concerning the establishments of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which we intend to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of our assets, liabilities, and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors, which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, problems in collecting receivables, testing or other delays or problems in introducing any of our development products, and difficulties in obtaining financing on an as-needed basis.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Overview

        AspenBio Pharma, Inc. (the “Company” or “AspenBio” also we, us or our) is an emerging medical biotechnology company engaged in the discovery, research, development, manufacture, and licensing or marketing of novel drugs and diagnostics for human and animal healthcare. Founded in August 2000, as a Colorado corporation and headquartered in Castle Rock, Colorado, we leverage our proprietary knowledge and technology towards the development of novel patented or patentable products we believe have substantial market potential. Using our proprietary protein purifying methods and other proteomic technologies, we discovered several blood markers that appear to correlate with appendicitis in humans. We are currently engaged in the development and testing of our two first-generation blood-based human diagnostic tests designed to rapidly help screen or rule out appendicitis in patients complaining of abdominal pain. We are in the process of completing the appropriate requirements to file and secure a United States Food and Drug Administration (“FDA”) 510(k) clearance for our initial screening technology, AppyScore™, which in late 2007 demonstrated 98% sensitivity in a 471 patient multi-hospital study.

        In addition to our appendicitis tests, we are completing development of, and bringing two veterinary reproduction drugs to market. These products provide solutions to improve different aspects of bovine reproduction. We are also evaluating the economics associated with two of our equine reproduction drugs that we believe could provide superior reproduction attributes but which have more limited revenue opportunities. Our primary animal healthcare product known as BoviPure LH™, is a recombinant single-chain hormone designed to help improve pregnancy rates in dairy cows, could address a $200+ million annual U.S. market.

Human Diagnostics

        We have created and optimized a specialized test to detect a marker in the blood associated with appendicitis and have tested this assay in several on-going clinical research trials involving hundreds of human patients. We are designing two separate appendicitis triage blood screening test systems: AppyScore™ and AppyScreen™.

AppyScore

        AppyScore is a one-of-a-kind appendicitis triage blood screening test, with no known competitors for patients entering an Emergency Room/Urgent Care facility complaining of abdominal pain. Our product has the potential to greatly increase diagnosis accuracy, speed of diagnosis, reduce radiation exposure associated with CT Scanning and improve both the standard for care and patient outcomes while saving the U.S. health care system billions of dollars annually. We have received our Pre-IDE response from the FDA and are now pursuing a 510(k) (Pre-Market Notification) regulatory clearance which we believe we will complete before the end of 2008. We anticipate entering into an agreement with a marketing partner prior to product launch.

        AppyScore test is a blood-based specialized assay test designed to detect a marker in the blood associated with appendicitis. The marker demonstrates a linear (or direct) correlation to the histopathologic severity of appendicitis. When a patient enters the emergency room with abdominal pain, many factors are evaluated. Most physicians will order routine laboratory work including white blood cell count and a urine analysis, perform a complete physical exam, and if concerned about appendicitis, order a CT scan and/or in more rare situations an ultrasound. Unfortunately, it is often hard to visualize the appendix using either such imaging methodology, and some studies report it is impossible to make an accurate diagnosis based upon imaging up to 40% of the time. Frequently, if the physician is unsure of the diagnosis and the patient is male, the patient will be sent to surgery for an appendectomy. If the patient is female and passes a gynecological exam, she will then be sent to surgery for an appendectomy. The current standard of care for appendicitis in the US, which is heavily dependent on abdominal CT scanning typically results in 1 in 7 patients having a normal appendix removed due to inaccurate diagnosis. We expect our AppyScore test will take under 45 minutes and should easily be incorporated within initial routine laboratory work in the emergency room. Our test will provide the only non-subjective, numerical value approach to assist physicians in their diagnostic workup or rule-out of appendicitis and provide important new information as doctors form their initial clinical impression in a given patient with abdominal pain. By way of comparison, using a CT scan as the primary screen test can take 3-5 hours or longer to obtain results in a hospital setting and is a subjective evaluation as compared to AppyScore.

        In late December 2007, we outlined plans for submitting our final data package to the FDA for market approval of AppyScore. This followed the official pre-IDE response from the FDA in November 2007, and we plan to complete the final data package which will involve testing of about 500 patients in multiple hospital sites for a 510(k) submission by the end of the third quarter 2008, subject to levels of patient recruitment. FDA regulations require the FDA to complete the 510(k) review within 90 days of submission however this process can be extended in the event the FDA has questions or requires additional information. We are currently proceeding under supervision of the Company’s FDA consultants to advance the trial with work in the following primary areas:

1)	Pivotal clinical data trial definition and completion under FDA regulatory guidelines using GMP validated test version

2)	Finalization of logistics with cGMP manufacturer of the AppyScore test

3)	Preparation of FDA 510(k) final data submission package for clearance by FDA

         In order to receive FDA 510(k) clearance, we must successfully demonstrate the performance characteristics of the final GMP-validated device. This includes non-clinical laboratory performance testing, like assay precision and analytical sensitivity, as well as clinical testing in the field. We have selected a manufacturer for the AppyScore screen test with extensive experience in manufacturing in-vitro diagnostic devices according to Code of Federal Regulations 21 CFR 820, and which has been registered with the FDA to manufacture these types of devices. We are also currently evaluating possible back-up manufacturers.

        In September 2007, we announced the results of a 471 patient study conducted at multiple hospital sites under appropriate Institutional Review Board Approvals, which included patient consent. Out of 471 patients, 100 were normal presumably healthy control donors. The 100 normal AppyScore control individuals were used to characterize and confirm the blood level of the proprietary biomarker used in AppyScore in normal healthy individuals. The remaining 371 were patients who entered to the emergency rooms with abdominal pain, with appendicitis as a possible diagnosis. A total of 97 of 311 or 31% of patients had pathology-confirmed appendicitis in the study. AppyScore was able to correctly identify 95 of 97 patients with pathology-confirmed appendicitis. This exceptionally high sensitivity level of 98% for detecting the actual disease condition is considered statistically significant (95% CI = 93% to 99.9%). In addition, the combination of using the data from AppyScore in conjunction with a CT scan resulted in a specificity of 99% (95% CI = 97% to 99.9%).

        A large independent research report (Graff et al., 2000 Acad Emerg Med Vol 7 n 11 pp 1244-55) of approximately 1,026 appendicitis patients from 12 hospitals across the northeastern United States reported that an average of 18.6% of patients (ranging from 10.6% to 27.8% per hospital) were incorrectly diagnosed as not having appendicitis and were sent home, only to return to the emergency room with acute appendicitis in an advanced or perforated (burst) condition. If the Graff report is representative of the state-of-the-art diagnostics for appendicitis, then the 98% sensitivity level of AppyScore demonstrates the substantial impact this screening test could have for life threatening misdiagnoses. The false negative diagnosis of appendicitis could become much less frequent using AppyScore, resulting in fewer patients with appendicitis being erroneously sent home.

Appendicitis Market

        Approximately 5-7% of the world’s population will get appendicitis in their lifetime. We estimate that there are approximately 700,000 cases of appendicitis annually in the United States and approximately 6,000,000 patients enter US emergency rooms annually complaining of abdominal pain. An accurate diagnosis at a sufficiently early stage is a significant factor in achieving a successful patient outcome. An accurate and early diagnosis is difficult to achieve using the current standard of care. Additionally, conventional methods are expensive, subjective and difficult because there is considerable overlap of genuine appendicitis with other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a reliable diagnosis of appendicitis. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition thereby increasing the chances of life threatening perforation. Today in the United States, despite the extensive use of use of CT scans to help diagnose the condition prior to surgery, 1 in 7 appendectomies remove a normal appendix due primarily to incorrect diagnosis. In addition, approximately 100,000 patients suffer a perforated (or burst) appendix because they are not diagnosed in time. A dilemma for surgeons is minimizing the negative appendectomy surgery rate without increasing the incidence of a life threatening perforation among patients referred for suspected appendicitis.

AppyScreen

        The AppyScreen is our second appendicitis screening test system which is being developed as a point-of-care test designed especially for rapid use in a physician’s office. Throughout the world there is no definitive test or device in the physician’s office to help them identify or rule out potential appendicitis cases from the many patients they see daily with abdominal pain. Because appendicitis is typically a 24 hour to 36 hour event from start to perforation, failure to identify an appendicitis patient and sending them home versus to the hospital creates a very strong possibility of a serious life-threatening perforation (bursting) of the appendix. Our rapid-screen qualitative blood test would be used by a primary care doctor to quickly screen and identify potential appendicitis patients – especially children and young adults – who should immediately go to the emergency room for further diagnostic work up which includes a more quantitative AppyScore blood test. We expect this point-of-care screen test to provide information to the doctor in less than 20 minutes.

Research and Development of Second-Generation Appendicitis Diagnostic

        We are currently advancing our discovery, development and intellectual property position with reference to additional markers which would ideally result in a blood test with sensitivity and specificity high enough to be a stand-alone diagnostic for appendicitis. We are in the process of generating additional intellectual property protection with reference to our advancements in this area to date. Our goal is to create a second-generation blood test that would directly compete with or eliminate the use of abdominal CT scans without the high cost and high ionizing radiation exposure.

Human Diagnostic Antigens

        AspenBio is a supplier of purified proteins for diagnostic applications to large medical diagnostic companies and research institutions. We manufacture and market approximately 30 purified protein products primarily for use as controls by diagnostic test kit manufacturers and research facilities, to determine whether diagnostic test kits are functioning properly. In 2007, we had approximately $746,000 in revenue from these products

Animal Healthcare

        Through our “single-chain gonadotropin” platform technology licensed from Washington University in St. Louis and further developed by AspenBio, we are developing animal healthcare products focused on reproduction, initially in bovine, to be followed by other livestock species of economic importance. Our largest opportunity to date in this area is BoviPure LH™ – a recombinant hormone analog that induces ovulation and reduces the risk of pregnancy loss in dairy cows. We are also developing a novel breakthrough drug designed for super-ovulation of cows: BoviPure FSH™, a single-chain bovine FSH analog that works in a single dose versus conventional FSH drugs which require a total of 8 doses to be given every 12 hours for consecutive 4 days. Both of these drugs, BoviPure LH and BoviPure FSH are currently in varying stages of FDA approval process.

BoviPure LH

        BoviPure LH is a novel single-chain LH analog for cows which is currently in the early stages of FDA approval. This new hormone analog is believed to induce ovulation and produce a phenomenon that has been shown to reduce the rate of pregnancy loss or embryonic loss in cows. Currently, 70% of dairy cows fail to conceive or maintain a viable pregnancy after artificial insemination (AI) resulting in significant financial and production losses to the dairy. BoviPure LH utilizes our exclusively licensed “single-chain gonadotropin” recombinant drug technology which we believe will offer cost and performance advantages over conventional bovine hormone products available in the worldwide market. We believe this drug may create a totally new pregnancy maintenance market to enhance dairy economics for artificially inseminated dairy cows.

        It is estimated that there are between 16 and 20 million artificial insemination attempts annually in dairy cows in the United States alone. Recently we advanced further research that we believe demonstrates that BoviPure LH may provide additional economic benefits with reference to its use both prior to and after artificial insemination in dairy cows. Based upon an assumed net selling price of $10 per dose, we believe the US pregnancy maintenance market for BoviPure LH could be between $200 and $400 million. With a modest 20 percent market penetration estimate, this product could generate approximately $40 to $80 million in gross revenue annually in the U.S. market alone. We believe there are similar or greater potential markets outside the U.S.

Corporate Information

        We are located at 1585 S. Perry Street, Castle Rock, CO 80104. Our phone number is (303) 794-2000 and our facsimile is (303) 798-8332. We currently employ twenty full-time employees and two part-time employees. We also regularly use part-time student interns and we will hire additional personnel depending upon our research and development needs at any given time some of whom may be contract employees. We maintain a website at www.aspenbiopharma.com. The information contained in, or that can be accessed through, the website is not part of this annual report.

Glossary of Terms

Artificially inseminated — the process in which a female has been bred via use of semen (AI) which does not involve the physical live mounting / breeding using a bull

Biomarker tests — tests that identify and quantify markers associated with disease or medical condition

Chorionic gonadotropin (hCG) — a hormone that induces ovulation

Compounded Deslorelin reagents — synthetic gonadotropin releasing hormone drug

Culled from the herd — removed from the herd

ELISA (“Enzyme Linked Immunosorbant Assay”) — immunological method used to test a sample for a protein marker

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

Gonadotropins — See LH and FSH

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

Triage — prioritize patients for further medical diagnosis, treatment or examination

Product Overview

        Our current approach is to search for opportunities where we can use our scientific expertise in the fields of protein purification, molecular biology, genomics and proteomics to create unique, competitive, and if possible, proprietary and/or patented products. We also focus on expanding into other uses for purified proteins, principally for diagnosis and treatment of animals and humans. An important factor in the development of diagnostics products is the general potential to proceed relatively quickly from product conception to saleable product as compared to therapeutic products which often require many years to market, due to significantly more stringent regulatory requirements for therapeutic products.

        Products currently in our pipeline consist of product candidates in various stages of clinical and pre-clinical development. One of our business strategies is to focus primarily on products and technologies which we believe have attractive worldwide markets and relatively short time lines to generating revenue. Our appendicitis screen tests AppyScore and AppyScreen are examples of this primary focus. We also pursue technologies under “in-licensing” agreements with third parties such as universities, researchers or individuals; add value by advancing the stage of research and development on the technologies through proof of concept, and then will either “out-license” to “Big Pharma and or Diagnostic” companies and/or continue with in-house development towards regulatory approval, product introduction and launch. Presently many if not all development products in our existing pipeline are under the regulatory jurisdiction of the FDA.

        Following is a summary of our current key products and their development status:

Table — Overview of current pipeline.

Product	Use	Stage	Revenue	FDA Approval
Diagnostic Products:

AppyScore™	ELISA ER Hospital Test	Development	Pre	Underway

AppyScreen™	Physicians Office Test	Development	Pre	Pre

SurBred™	Bovine pregnancy status	Development	Pre	N/A

Recombinant Analog Drugs:

BoviPure LH™	Pregnancy enhancement /maintenance	Development	Pre	Underway

BoviPure FSH™	Bovine super ovulation	Development	Pre	Underway

EquiPure LH™	Induce equine ovulation	Development	Pre	On Hold

EquiPure FSH™	Equine super ovulation	Development	Pre	Pre

Antigen Products	Test kit controls	Production	Recurring	N/A

AppyScore and AppyScreen Human Appendicitis Triage Blood Tests:

        Appendicitis is a common acute surgical problem primarily affecting children and young adults under 30 years of age. It typically is an acute event that occurs between 24 and 36 hours from the initiation of symptoms to the point where if it is not operated on and removed it will perforate or burst causing a potentially life threatening event for the patient. It is estimated that there are approximately 700,000 appendicitis surgeries annually in the United States and approximately 6,000,000 patients enter US emergency rooms annually complaining of abdominal pain. An accurate diagnosis of appendicitis is a difficult challenge for emergency room doctors and the ability to do so at a sufficiently early stage is a significant factor in achieving a successful patient outcome. An accurate and early diagnosis, however, is expensive and difficult because there is considerable overlap of genuine appendicitis with other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a reliable diagnosis of appendicitis. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition. Today in the United States, 1 in 7 appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery. Furthermore it has recently been suggested that the removal of a perfectly normal appendices may have negative implications for the patient and that previous beliefs that the appendix did not have a functional use for the body may be erroneous. In addition, approximately 100,000 patients suffer a perforated (or burst) appendix because they are not diagnosed in time. A dilemma for surgeons is minimizing the negative appendectomy surgery rate without increasing the incidence of perforation among patients referred for suspected appendicitis. Techniques currently used by emergency room doctors to diagnose millions of patients complaining of stomach and abdominal pain are expensive, time consuming, and can have high error rates. After performing basic tests and a physical health examination, a CT scan is the most commonly used emergency room diagnostic method for ruling out appendicitis for patients with abdominal pain which often results in long delays due to scheduling and reading of the scans. Currently the total estimated cost of a CT scan plus associated fees, range from $3,000, to as high as $5,000, per procedure resulting in an estimated total of $9.0 to $15 billion being spent annually in the US on CT scans to diagnose appendicitis. The scans can take more than four hours to complete (including typical processing time) and expose many patients unnecessarily to high levels of ionizing radiation. While CT scans are still the current medical standard for diagnosing appendicitis, CT diagnostic error rates are estimated to range between 15% and 40%, and a high percentage of CT scans are simply inconclusive or non-diagnostic. The present approach contributes to a significantly large number of unnecessary (negative) appendicitis surgeries and or false-negative diagnosis due to diagnostic errors.

        In addition to involving other risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $1.5 to $2.0 billion annually in the US alone. Additionally up to 30% of patients are not diagnosed correctly in time and suffer a potentially life-threatening perforation of the appendix requiring immediate and more complex emergency surgery. Due to a very high risk of serious internal infection, perforated appendix cases require a more lengthy hospital stay, longer recovery or treatment period, substantially increased cost and tremendous discomfort for the patient. Appendicitis is one of the leading causes of litigation and claims of medical malpractice due to many factors including high diagnostic error rates, negative appendectomies, and increased cost and complications in cases where appendix perforates (bursts).

        Appendicitis most frequently occurs in patients aged 10 to 30, but can affect all ages. The appendicitis condition usually involves abdominal pain. Appendicitis is especially difficult to diagnose in children and young adults using a CT scan because many patients in this age group have low body fat resulting in very poor tissue differentiation / contrast on the CT scan. We believe our appendicitis triage/screen blood tests could be particularly helpful in ruling out the disease in the highest-risk appendicitis population of children and young adults. Our new blood-based appendicitis triage/screen tests also have the potential to enhance overall safety by reducing the amount of radiation exposure from unnecessary CT scans.

        Based upon a potential annual emergency room/urgent care usage of 6 million tests and management’s estimates of a sales price of a few hundred dollars per test with modest adoption, the annual U.S. market potential for AppyScore and AppyScreen systems could exceed several hundred million dollars. We believe the international market potential for our appendicitis screen test systems will be a multiple of that of the U.S.

        The Company continues to make progress in the development and testing of its two first-generation blood-based human diagnostic tests designed to rapidly help diagnose or rule out appendicitis in patients complaining of abdominal pain. Specifically, we have created and optimized a specialized test to detect a marker in the blood associated with appendicitis and have tested this assay in several on-going clinical research trials involving hundreds of human patients.

        Preliminary results indicate that our first-generation ELISA triage/screen test is highly effective in identifying patients with acute appendicitis. This marker demonstrates a linear (or direct) correlation with the severity of appendicitis. The test is especially accurate in patients 30 years of age and under, which is also the age group most commonly afflicted with appendicitis.

        As a result of these positive developments, the Company’s R&D team has developed two separate appendicitis triage blood screen test systems. The primary test, the AppyScore system, which is based on a blood test result scoring system, is designed to be used as an initial appendicitis triage/screen test for patients entering an emergency room /urgent care facility complaining of abdominal pain. We anticipate that our new appendicitis triage/screen test will be easily incorporated in routine blood testing as a patient’s blood sample is taken in the ordinary course of an initial health exam of any patient entering the emergency room. Our appendicitis blood test scoring system is designed to numerically measure the blood marker level, which guides the physician in determining not only the presence but also the potential stage or severity of appendicitis being experienced by the patient. Determining the stage or severity of appendicitis helps the physician assess the level of possible danger and the potential for the appendix to burst or perforate, causing life-threatening complications.

        AppyScreen is a second appendicitis screening test system which is being developed as a point-of-care test designed especially for rapid use in a physician’s office. This rapid-screen qualitative blood test would be used by a primary care doctor within a normal physicians’ office setting to quickly screen and identify or rule out potential appendicitis patients — especially children and young adults — who should immediately go to the emergency room for further diagnostic work up which would include a more quantitative AppyScore test and traditional emergency room evaluation conducted by a physician. We expect this point-of-care AppyScreen test to produce results in less than 20 minutes.

        The Company is in the final stages of pilot studies designed to assure that participating hospitals expected to participate in its FDA clinical trials will conduct those trials in accordance with the requirements of our clinical trial design developed in conjunction with several different highly qualified FDA consultants. We currently expect to complete work on our trial and submit our application for FDA approval on AppyScore by the end of the third quarter of 2008. We do not expect to file our AppyScreen product until we receive approval on AppyScore. The FDA approval process for a non-invasive diagnostic tests such as these is generally much shorter than for a therapeutic drug and potentially may be achievable in as little as 12 months.

        We have been working for some time in a productive collaboration with Dr. John Bealer, an experienced pediatric surgeon based in Denver, Colorado, to develop and refine the appendicitis diagnostic technology. Dr. Bealer has been a significant catalyst in the positive progress for development of this technology. Our creativity in discovery efforts and expertise in diagnostic development helped advance this test to the point where we are optimistic about the possibility of bringing two new first-generation Appendicitis Triage/Screen Blood Tests to market. We believe these tests would cost-effectively and accurately assist emergency room personnel and primary care physicians to quickly triage patients complaining of abdominal pain. Our test systems are designed to quickly divide abdominal patients into two patient groups, those at high risk of being appendicitis cases and those which are not. They are designed to provide the emergency room physician and or primary care physicians with more accurate individual patient information on suspected appendicitis / abdominal pain cases and in a time frame much faster than previous technology would allow. An example of projected product use for AppyScore and flow of care is as follows: 1) Patients complaining of abdominal pain present to a health care provider, and blood samples are assessed with our diagnostic test. 2) Patients with a positive AppyScore blood test (above the normal range for the target marker) should then be treated as highly suspect of having appendicitis. In addition, the numerical AppyScore test score can be an indication of the suspected progression or severity of the patient’s appendicitis condition. 3) The positive blood test group of patients can therefore be quickly triaged into those needing further immediate appendicitis work up including a CT scan. 4) Patients in the negative blood test group have a very high likelihood of not having a true appendicitis condition. This information combined with the emergency room physician’s other health exam findings and tests will help rule out these patients as appendicitis candidates and mostly likely reduce the need for ordering CT scans for appendicitis on these patients and also significantly reduce the number of unnecessary surgeries.

        Our first-generation AppyScore ELISA test is expected to be sold into the human emergency room diagnostic market and be primarily ordered by emergency room physicians and run by hospital lab personnel worldwide. Our AppyScreen™ Point-Of-Care test is designed for use in physician’s offices. If successfully developed, we expect our two patent pending tests to be the only blood based triage/screen or rule out tests specifically for appendicitis in the worldwide market. We believe that AppyScore™ and AppyScreen™ would be marketed under a future agreement with a large diagnostic or pharmaceutical company with sizable worldwide market reach, either following successful completion of final clinical studies or after FDA approval provided that an attractive arrangement can be negotiated. We believe the potential worldwide market for this product is vast. In the United States alone it is estimated that approximately 6,000,000 patients enter US emergency rooms annually complaining of abdominal pain.

        Beginning in 2004, AspenBio initiated the establishment of an intellectual property portfolio for the appendicitis testing technology and products. The Company has filed for and is pursuing worldwide patent coverage related to several aspects of the initial discovery and various test applications. Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of the tests. Strong scientific and technical progress remains the basis for these innovative efforts. At this time, patent applications are pending in various jurisdictions with no patents having yet been issued or granted.

        Clinical studies are continuing, while activities for securing an international licensing partner to support FDA approval, distribution, and marketing will commence in the near future. Based on the data obtained to-date, the AppyScore™ Appendicitis Triage/Screen Blood Test appears able to identify patients with appendicitis at a very high 98% sensitivity level. This compares to significantly lower diagnostic success rates for expensive CT scans, which are generally considered the best current diagnostic method available for appendicitis. Preliminary results to date show a strong trend of the AppyScore approach to consistently identify and distinguish patients with appendicitis from those patients who should be considered to be at low risk for appendicitis. In addition to accurately triaging/screening patients highly suspect of having appendicitis, a key benefit of the testing system is that those patients with a negative test (with an AppyScore in normal range), will most likely reduce the need for an emergency CT scan for suspected appendicitis. Based on data and trials conducted to date, we believe the use of our AppyScore Appendicitis Triage/Screen Blood Test can greatly reduce the frequency of unnecessary CT scans routinely used to rule out or diagnose appendicitis.

Recombinant Analog Drugs for Animal Reproduction:

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

        During 2004, we entered into an exclusive license agreement for the extensive portfolio of patents and patents pending, developed and enhanced over the last twenty-plus years by Dr. Boime. The patent estate consists of numerous active and inactive patents and patents pending. The term of our license agreement is tied to the life of the last patent to expire, which we expect to be approximately 15 years. The portfolio covers rights to mammalian reproduction using the single-chain technology and the creation of recombinant drugs to enhance conception and pregnancy rates. We acquired this technology to commercialize and provide these products for use in veterinary medicine. We believe that the platform technologies in connection with the patent estate have the potential to be developed into an array of products to enhance fertility in all mammals meaning that over time these drugs may potentially be used in a number of species of economic importance. Each time we identify and develop a specific new application we file additional patents associated with the newly developed technology. Separately from the veterinary activities of the Company, we understand that the human version of this technology has had an application filed with the FDA and is in stage III human clinical testing by a large international pharmaceutical company.

        We are implementing the cGMP manufacturing and process validations of our two leading bovine drugs BoviPure FSH and BoviPure LH. We are currently in the late stages of completing the cGMP manufacturing and validation requirements of our BoviPure FSH drug with a manufacturing partner who is capable of large-scale cGMP manufacturing of our recombinant drug to allow us to start pivotal FDA safety and efficacy studies. We expect to start the cGMP manufacturing and validation processes of our second drug BoviPure LH during 2008. Our long-term goal is to methodically leverage this “single-chain gonadotropin” technology into numerous generations of products for potential application in multiple species. We are attempting to prioritize each potential worldwide market value and likelihood of successful distribution.

Potential Licensing Agreements for Animal Drugs

        We are currently engaged in and evaluating potential licensing agreements with large multinational animal health companies in an effort to secure an attractive long-term development and worldwide marketing partner(s) with strong royalty and development cost support for our leading animal drug candidates, BoviPure LH and BoviPure FSH. We currently anticipate that we will be able to secure and execute an attractive worldwide agreement covering such products in the second quarter of 2008.

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

Bovine Reproduction Products

        We are currently developing the following Bovine products. BoviPure LH (single-chain LH analog for cows), BoviPure FSH™ (single-chain FSH analog for cows) and SurBred™ (bovine early pregnancy blood test). These specialized products are designed to create more effective breeding programs for artificially inseminated dairy cows. Pregnancy is necessary for efficient milk production and effective reproduction programs increase milk production per cow and profitability of the dairies, by leaving fewer open (“not pregnant”) cows.

BoviPure LH

        BoviPure LH is a novel single-chain LH analog for cows. This new hormone analog is believed to induce ovulation and produce a phenomenon that has been shown to reduce the rate of pregnancy loss in cows. Currently, 70% of dairy cows fail to conceive or maintain a viable pregnancy resulting in significant financial and production losses to the dairy farmer. BoviPure LH™ (LH luteinizing hormone) analog for cows utilizes our exclusively licensed “single-chain gonadotropin” technology which we believe will offer cost and performance advantages (when manufacturing volumes are achieved) over conventional bovine hormone products available in the worldwide market.

        We have filed and received our INADA file number for this product with the FDA. This application officially commences the FDA approval process for BoviPure LH which is currently being optimized for expression and the start of official cGMP processes and validations. In addition, various large-scale field trials are on-going with pivotal safety and efficacy studies due to start as soon as cGMP material is available from our GMP manufacturing partner expected in late 2008.

        We now believe this drug may create totally new ovulation and pregnancy maintenance applications for artificially inseminated dairy cows. It is estimated that there are between 16 and 20 million artificial insemination attempts annually in dairy cows in the United States alone. While large scale statistically significant studies are required to definitively demonstrate its specific properties and advantages, we believe BoviPure LH™ would be an applicable and beneficial product administered to dairy cows both prior to and after each artificial insemination as a therapeutic treatment to improve the quality of ovulation and help maintain pregnancy. Based upon an assumed net selling price in the range of $10 to $15 per dose, we believe the total potential US market for BoviPure LH™ ranges between $200 and $300 million. With a modest 20 percent market penetration estimate, this product could generate approximately $40 to $60 million in gross revenue annually in the US market alone. We believe there are similar or greater potential markets outside the US. Actual market penetration forecasts would depend on the drug efficacy (rate of ovulation, enhancement of fertility and pregnancy improvement) along with a potential marketing partner’s ability (who would share in the revenues) to penetrate the total market. We continue to have discussions and negotiations with major pharmaceutical companies who have an ability to maximize the worldwide market for this product. We expect to conduct expanded clinical trials in the near future. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be clients operating commercial dairy herds using timed (synchronized) breeding programs.

        We anticipate the benefits and value of the BoviPure LH™ product, if able to be successfully launched into the dairy industry are summarized as follows:

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

        We believe that over time this product can potentially become our largest selling drug in development (once FDA approved) with a substantial worldwide market potential provided we are able to produce the product in large quantities at an attractive cost. We are actively developing ways to effectively enhance the production and reduce the cost of BoviPure LH.

BoviPure-FSH

        BoviPure-FSH is a novel single-chain FSH analog for cows. It is designed for super-ovulation for embryo transfer in dairy and beef cows throughout the world. We expect the initial usage will be greatest in the beef industry but may expand in the dairy industry with the anticipated increased use of predetermined sex semen for artificial insemination. This product is in an advanced stage of development and is expected to provide significant benefits including superior single-dose product efficacy, unmatched purity, consistent bioactivity and significant labor savings for end users, versus conventional “animal-derived” pituitary extract FSH products currently on the market. These benefits are important to users of FSH products currently on the market. Conventional FSH products, all of which are directly harvested from animal origins, have inherent problems with product safety, purity and variability. In addition, these conventional FSH products require considerable human and facility resources with an average of 8 treatments given every 12 hours for 4 consecutive days for every animal being treated versus our single treatment product.

        We have filed and received our INADA file number with FDA. We have successfully moved this single-chain FSH analog to commercial cGMP scale-up, validation and manufacturing. We have produced large quantities of the product and have completed extensive characterization, dose and efficacy testing on this product. In fact, we have confirmed it can provide superior efficacy in a single dose versus conventional market leading porcine FSH drugs which require 8 injections given every 12 hours for 4 days. Due to the significant number of product advantages that we expect BoviPure FSH™ to have over conventional FSH extract products we believe we can garner a premium price per dose for this new compound. This premium price position is supported by the extra benefits and properties we expect BoviPure FSH™ to deliver including high purity, consistent bioactivity plus potentially significant product administration labor savings.

        We believe the annual estimated market for this product exceeds $20 million. It is expected that as this drug becomes commercially available that its uses may grow due to other developments in animal reproduction. As a recombinant hormone drug, this product will be prescribed and marketed by licensed veterinarians, the ultimate customers will be producer clients operating commercial dairy and beef breeding herds. We would expect to market this drug through a larger partner who would share in such revenues. If successfully approved by the FDA this will be the only FSH product in the US market with an FDA approval. All other competitive products currently marketed are not FDA approved, but are allowed to be imported and sold in the US under the discretion of FDA. Once a product officially gains full FDA approval, there is a high probability that unapproved products can no longer be used.

SurBred™

        SurBred™, a complementary technology to BoviPure LH, is a novel blood test designed to identify open cows 10 to 20 days sooner than methods currently used in dairy cattle throughout the world. While still in development, the test kit we intend to produce would permit pregnancy status to be determined sooner than the traditional methods, which, in turn, would permit a herd manager to repeat the artificial insemination process at an earlier date for cows tested to be open. Our test does not include any physical manipulation of the cow other than a simple blood sample. Traditional manipulation results in somewhat higher risk to the embryo. Designed to save producers time and money, it can significantly improve the overall reproduction efficiency of dairy herds. This immunoassay-based blood test is not subject to FDA approval regulations.

        We entered into licensing agreements with the University of Idaho and the University of Wyoming in the fall of 2001, to obtain the exclusive rights to the marker used in the open cow test technology. We are pursuing further patent protection for this technology in pending patent applications, as well as a U.S. federal trademark application for “SurBred™,” the planned name of the open cow test kit.

        In 2003 we entered into a distribution agreement with Merial Limited for the worldwide sales and marketing rights to this test. Merial, a joint venture between Merck and Aventis, is one of the world’s leading animal health companies. Based on findings of an expanded field trial during 2003, we concluded that improvements needed to be made to the test. We have contracted with two recognized industry experts in this field to assist our internal efforts in development of the test. We are currently working on optimizing the test to provide an effective and accurate product. We also continue to characterize the target indicator marker more fully to understand how its temporal expression changes through early pregnancy and in different blood components. We believe we have indentified and confirmed that the target marker is highly accurate in determining pregnancy status. Since we were unable to launch the test to date, as previously anticipated in our agreement, Merial may want to renegotiate the agreement. Although the defined term of the agreement has expired, both parties have been working together and conducting themselves as if the agreement were still in effect and are planning on Merial marketing the product once it is fully developed. While we can provide no assurance of success, development efforts are ongoing. Should Merial elect to terminate the agreement, they may request a refund of 50% (or $100,000) of the development payment received to date. To date we have worked closely with Merial and they have been supportive of our efforts to resolve the development issues surrounding the pregnancy test.

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

EquiPure FSH™

        EquiPure FSH™ is a novel single-chain FSH analog for horses. It is designed to assist mares through transition and for “super-ovulation” (for embryo transfer) in horses throughout the world. As part of our product development strategy focused on improving animal reproduction, we are in late stage development of this recombinant form of follicle stimulating hormone. We have now successfully produced gram-level quantities of EquiPure FSH for testing purposes as a result of commercial manufacturing scale-up of this product. This new drug will compete in the market with existing “animal derived” equine FSH products and will offer compelling product cost, safety and efficacy benefits over existing equine FSH drugs sold in the market. This product is anticipated to be a significant advancement in the growing equine embryo transfer and transition assistance markets. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be horse owner clients and clients operating breeding farms.

Human diagnostic antigens

        The market for human antigens and tumor markers is estimated at approximately $2 million, annually. We believe we currently are the largest supplier in our market, and nearly all of our revenues to date have come from sales of these products. We expect to continue adding products to our diagnostic protein line. We do not currently sell our products under contracts. Sales are made generally on an open account on a purchase order basis. The customers for our human antigen products are the manufacturers of the diagnostic test kits and research facilities and brokers who sell to these same end users. Historically we have been dependent upon a limited number of large customers, as three of our larger customers, AbD Serotec Limited, BioRad Laboratories and Cliniqa accounted for a total of 20.2%, 27.8% and 10.0%, respectively, of our net sales for the year ended December 31, 2007. The loss of a significant customer would have a material adverse effect on this division of our business.

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

        We continue to optimize production and effective methods to produce BoviPure LH™, Bovipure FSH, EquiPure LH™, and EquiPure FSH™ at the lowest possible cost. Depending upon among other items, financial constraints, protein expression yields and cGMP manufacturing capability we have entered into additional development agreements with outside contractors specializing recombinant drug manufacturing under both cGMP and non-GMP conditions to assist us in similar product determinations and development for the recombinant bovine LH analog and bovine FSH analog to advance FDA approval of these products and future new drugs.

Intellectual Property

        In 2004, AspenBio began building an intellectual property portfolio for the human appendicitis testing technology and products. The Company has filed for worldwide patent coverage related to several aspects of the initial discovery and various test applications. During early 2006, our U.S. and international patent applications entitled “Methods and devices for diagnosis of appendicitis” were published by the United States Patent Office and the International Bureau of the World International Patent Organization. We also recently filed a further separate patent application seeking to expand the worldwide position of intellectual property protection associated with this technology (see below).

        Further enhancement and expansion of the proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of tests. Strong scientific and technical progress remains the basis for these innovative efforts.

        To provide further summary information the patent portfolio for the human AppyScore /AppyScreen appendicitis diagnostic technologies has recently been expanded primarily in two dimensions. In the first dimension, the platform patent position has progressed towards strategic worldwide coverage. Based on earlier U.S. and Patent Cooperation Treaty International patent applications, intellectual property rights are being widely pursued in over 60 selected countries and markets by entering the national or regional phase of activity. In a second dimension, through a new patent application filing, the Company has established a position on improvements and variations in the technology. These additional directions relate in part to the unique ability for the blood-based biomarker tests to assist not only in diagnosing the presence or absence of appendicitis, but also in assessing more precisely and accurately the clinical grade of appendicitis condition. These improvements are designed to significantly enhance the quality of triage and increase the speed of making clinically relevant diagnostic information available. These developments also offer substantially reduced total costs in comparison with nuclear medicine and imaging while reducing the risk of ionizing radiation exposure to the patient.

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

        With respect to SurBred™ (open cow test), we entered into exclusive licensing agreements with the University of Idaho and the University of Wyoming in fall, 2001, for the manufacture, use, sale and distribution of the marker used in the test and have applied for federal trademark protection in the United States.

General Operations

Backlog and Inventory — Historically our antigen business has not been seasonal in nature, so we expect demand to remain relatively steady. Some of the products we are working on we expect to be seasonal in nature such as EquiPure LH due to the breeding season for horses. Because we produce proteins on demand, we do not maintain a backlog of orders. We believe we have reliable sources of raw materials, do not require significant amounts of raw materials, and can manufacture all of our protein. As a result, we do not expend large amounts of capital to maintain inventory.

Payment terms — Other than to support pre-season product sales or certain new product introductions and then terms of no more than 60 days, we do not provide extended payment terms.

Revenues — Historically, the majority of our revenues have come from domestic customers. During the years ended December 31, 2007 and 2006, AbD Serotec Limited, a European company based in England, accounted for a total of 20.2% and 41.7%, respectively of our net sales.

Research and Development

        We spent $2,667,000 on research and development in fiscal 2007 and $1,412,000 in fiscal 2006. We expect to spend significantly more over the next two to three years to continue development our new products and in advancing them toward commercialization. Such spending is planned primarily for the advancement of the appendicitis tests and the recombinant form of bovine proteins for animal reproduction. We will also continue research and development to advance the recombinant form of proteins for animal reproduction in other species.

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

AppyScore and AppyScreen Appendicitis Triage Blood Tests — The FDA’s Center for Devices and Radiological Health (CDRH) is responsible for regulating firms who manufacture, repackage, re-label and or import medical devices sold in the US. Medical devices are classified into Class I, II and III. Currently our two new appendicitis tests are classified as non-invasive Class II medical devices by the FDA which will require Premarket Notification 510(k) clearance by FDA. Typically an FDA 510(k) clearance does not require lengthy approval requirements or processes beyond approximately 1 year. Therefore we anticipate being able to obtain an FDA 510(k) approval of our first appendicitis blood test AppyScore prior to the end of 2008 or within the first months of 2009. Generally FDA product approvals are granted after specific clinical trials, GMP validations and quality control requirements have been achieved to the agencies satisfaction. Any product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from marketing. Moreover, if and when such approval is obtained, the manufacture and marketing of such products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current GMP, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. Manufacturers are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions. Any such enforcement action could have a material adverse effect on our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on our business.

BoviPure LH and BoviPure FSH Drugs — We have filed and received our INADA file numbers which officially commences the approval process with the Veterinary — CVM section of the FDA for BoviPure LH (LH analog for cows) and BoviPure FSH (FSH analog for cows). During the development and approval phase management believes the Company may be able to sell these drugs on a limited reagent basis for use under a veterinarian’s prescription, but no decisions have been made regarding such future sales.

EquiPure LH and FSH Drugs — We are evaluating our position and plans regarding INADA filings for these two drugs and (Veterinary — CVM) FDA approval. During the development and approval phase management believes the Company may be able to sell these drugs on a limited reagent basis for use under a veterinarian’s prescription but currently has chosen not to make such sales.

SurBred Open Cow Test — Because the open cow test is for diagnostic use only, it will not be subject to FDA regulation. However, we will make a notification filing with the FDA, which advises the FDA of the expected uses and labeling of the product in the event we plan to introduce the product.

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

        Therapeutic or diagnostic products to be used by humans must be approved by the FDA prior to marketing and sale. This applies to our ability to market, directly or indirectly our AppyScore™ and AppyScreen™ appendicitis tests. In order to obtain required FDA clearance, we must complete specific clinical trials and comply with specific standards; this process can take substantial amounts of time and resources to complete. Even if we complete the trials, FDA clearance is not guaranteed. The timing of such completion, submission and clearance could also impact our ability to realize market value from such tests. FDA clearance can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards. Similar approval requirements and contingencies will also be encountered in a number of major international markets.

        FDA approval is also required prior to marketing and sale for therapeutic products that will be used on animals, and can also require considerable time and resources to complete. New drugs for animals must receive New Animal Drug Application approval. This type of approval is required for the use of our therapeutic equine and bovine protein products. The requirements for obtaining FDA approval are similar to those for human drugs described above and may require similar clinical testing. Approval is not assured and, once FDA approval is obtained, we would still be subject to fines and suspension or revocation of approval if we fail to comply with ongoing FDA requirements.

Advances in competing technologies or development of new technologies while we are securing FDA approval and / or advancing production and marketing of our appendicitis tests could impact the ability to sell our tests and / or reduce their market potential.

        The development of new technologies or improvements in current technologies for diagnosing appendicitis, including CT imaging agents and products that would compete with our appendicitis tests could have an impact on our ability to sell the appendicitis tests or the sales price of the tests. This could impact our ability to market the tests and / or secure a marketing partner both of which could have a substantial impact on the value of our appendicitis product.

If we successfully obtain FDA clearance to market the appendicitis tests, we may experience manufacturing problems that could limit the near term growth of our revenue.

        Our ability to successfully market the appendicitis tests once approved will partially depend on our ability to obtain sufficient quantities of the finished test from qualified GMP suppliers.  While we have identified and are progressing with qualified suppliers, their ability to produce tests or component parts in sufficient quantities to meet possible demand may cause delays in securing products or could force us to seek alternative suppliers. The need to locate and use alternative suppliers could also cause delivery delays for a period of time.

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

        Our Agreement with Merial Limited (“Merial”) for SurBred™15 contemplated a product launch date of October 1, 2003. The sales goals under the Agreement state that the goals will be prorated by calendar quarter since the product launch did not occur by October 1, 2003. We are actively engaged in research and development on this product and, to date, do not have a sufficiently field tested prototype. Consequently, progress payments from Merial have been delayed, and until we reach certain milestones, continued delays in developing a prototype could result in substantial modifications to the Merial Agreement, and/or possibly cancellation. Either party could consider the Agreement expired, but both parties have continued to operate as if it were still in force. The Company is continuing the development of the product and Merial is actively involved in regular discussions and preparation to potentially introduce the product. The inability to successfully develop a prototype and/or cancellation of the Agreement could have an adverse effect on our business plan and projected growth.

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

         We purify human and animal antigens and tumor markers as our historical revenue base. In 2007, our revenues from these sales were approximately $746,000. We intend to introduce new products with substantially greater revenue potential, including recombinant drugs for our animal health business. We currently have entered into initial contracts with two manufacturing companies for initial batch and study work including one of these being a manufacturing partner who meets full cGMP requirements and is capable of large scale manufacturing batches of our recombinant drugs to expand the contractual relationship as part of the FDA approval process for our animal health business. Delays in finalizing and progressing under agreement with the cGMP facility may delay our FDA approval process and potentially delay sales of such drugs. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw inventory, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

        Our insurance policies currently cover claims and liability arising out of defective products for losses up to $2 million. As a result, if a claim was to be successfully brought against us, we may not have sufficient insurance that would apply and would have to pay any costs directly, which we may not have the resources to do.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions.

        We plan to market some of our products in foreign jurisdictions. Specifically, we expect that AppyScore and SurBred, the open cow test will be aggressively marketed in foreign jurisdictions. We may market our therapeutic products in foreign jurisdictions, as well. We may need to obtain regulatory approval from the European Union or other jurisdictions to do so and obtaining approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or provide additional information, resulting in additional expenses, to obtain necessary approvals.

Risks Related to Our Securities

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

        We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses into the 2008 calendar year and possibly longer. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

We do not anticipate paying any dividends in the foreseeable future.

        The Company does not intend to declare any dividends in the foreseeable future. Investors who require income from dividends should not purchase our securities.

ITEM 2.   DESCRIPTION OF PROPERTY

        We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us in 2003. We presently do not plan any renovation, improvements, or development of this property. During late 2007 a sixty-two month lease agreement commenced to rent approximately 16,000 square feet for approximately $6.50 per square foot plus other costs, of previously unused space in the building, to an unrelated party who operates a gymnastics facility. We funded approximately $120,000 in direct tenant improvements for the tenant’s use of the space in their operations. The Company believes that its facilities are adequate for its near-term needs.

        We own the property subject to a mortgage with an outstanding balance of approximately $2,945,000 at December 31, 2007, payable in monthly installments of approximately $23,700 and bearing interest at an approximate average rate of 6.5%. In the opinion of management, the Company maintains adequate insurance coverage on the property.

ITEM 3.   LEGAL PROCEEDINGS

        We are not a party to any legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock began trading on the Nasdaq Capital Market under the symbol “APPY” as of August 28, 2007. Previously our common stock was traded on the over-the-counter bulletin board system operated by NASDAQ under the symbol “APNB.OB”. The following table sets forth, for the periods indicated, the high and low closing prices of our shares, as reported by Prophet.net. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter ended	High	Low
March 31, 2006	$1.93	$0.95
June 30, 2006	$1.85	$1.33
September 30, 2006	$1.80	$1.30
December 31, 2006	$2.95	$1.66

March 31, 2007	$4.10	$2.82
June 30, 2007	$5.10	$3.75
September 30, 2007	$9.65	$4.55
December 31, 2007	$14.95	$7.77

        As of March 14, 2008 we had approximately 988 holders of record (excluding an indeterminable number of shareholders whose shares are held in street or “nominee” name) of our common stock.

        The closing price of our Common Stock on March 14, 2008 was $5.40 per share.

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

Securities Authorized Under Equity Compensation Plans Information

        The Company’s currently has one equity compensation plan. The 2002 Stock Incentive Plan (the “Plan”) was approved by the board of directors and adopted by the shareholders on May 20, 2002. At our annual meeting of shareholders held on July 17, 2007 our shareholders approved an amendment to the Plan increasing the number of shares reserved under the Plan to 4,250,000.

        The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options and rights under the Company’s compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	3,347,376	$ 1.29	902,624

Equity compensation plans not
approved by security holders	—	$ —	—

Total	3,347,376	$ 1.29	902,624

Recent Sales of Unregistered Securities

The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which were not registered under the Securities Act.

During the three months ended December 31, 2007, 30,000 warrants to acquire common shares exercisable at $5.00 per share and 15,000 warrants to acquire common shares exercisable at $12.00 per share were granted to a consultant in consideration for investor relations services. The warrants vested upon grant and expire in three years.

The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuances. No commission or other remuneration was paid on these issuances.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         Sales generated primarily from the Company’s base antigen business for the year ended December 31, 2007 totaled $849,000, which is a $291,000 or 26% decrease from the year ended December 31, 2006. Three customers accounted for $499,000 of the total 2007 sales. These individual customers represented 10%, 20%, and 28%, respectively of total sales. Our base sales vary due to timing of customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At December 31, 2007, we had received customer orders totaling approximately $20,000. These open orders are not included in the sales for the year ended December 31, 2007, but will be produced and shipped in 2008. A $50,000 non-refundable exclusive negotiation fee was received during 2006, for product right negotiations and such rights had expired as of December 31, 2006.

         Cost of sales for the year ended December 31, 2007 totaled $616,000, a $141,000 or 19% decrease as compared to the 2006 period. The change in cost of sales resulted from a combination of lower levels in production due to the lower sales levels combined with production personnel being more focused on the development activities versus production. This reduction was somewhat offset by a write down of approximately $265,000 for excess inventory of certain slower selling antigen products as well as an allowance of approximately $43,000 for certain recombinant animal products in process where sales of such finished goods prior to FDA approval have been voluntarily suspended by the Company. Gross profit percentage decreased to 27.4% during the year ended December 31, 2007 as compared to 33.6% in 2006, primarily as a result of the above factors.

          Selling, general and administrative expenses in the year ended December 31, 2007, totaled $4,012,000, which is a $2,039,000 or 103% increase as compared to the 2006 period. The change is attributable to an increase of $660,000 in expenses associated with being a public of which $331,000 of this increase is the stock-based compensation recorded for the options issued to the investor relations firm, a $726,000 bonus was paid to officers and employees under the Company’s incentive plan, an increase in stock-based compensation expense of $314,000 and an $85,000 increase in property taxes. Additional increases related to personnel additions and increases in general overhead, including repairs and maintenance.

         Research and development expenses in the year ended December 31, 2007 totaled $2,667,000, which is a $1,255,000 or 89% increase as compared to the 2006 period. The increase is due primarily to increases in direct costs for product development, primarily in outsourced contract development and clinical trials for the appendicitis test and animal reproduction single-chain products.

         Interest income for the year ended December 31, 2007, increased to $452,000, which is a $363,000 increase as compared to the $89,000 for 2006. The increase was primarily due to an increased level in cash following the equity offering and warrant exercises in 2007. Interest expense for the year ended December 31, 2007, decreased to $242,000, or $4,000 less as compared to the 2006 year. The decrease was primarily due to lower debt levels resulting from scheduled principal repayments.

         No income tax benefit was recorded on the loss for the year ended December 31, 2007, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2007, the Company had a net operating loss for income tax purposes of approximately $11 million, expiring through 2027.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2007, we had working capital of $24,590,000, which included a cash and short term investment balance of $25,863,000. We reported a net loss of $6,201,000 during the year ended December 31, 2007, which included non-cash charges of $1,248,000 for stock based compensation for common stock, options and warrants issued for services and non-cash expenses of $299,000 for depreciation, amortization and write-off of patent costs and $327,000 in a non-cash development fee. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis tests including advancement of such tests within the FDA and single chain products to attempt to secure near-term value from these products from either entering into licensing agreement for their rights or generating revenues directly from sales of the products.

        Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2008, are anticipated to total approximately $250,000 to $400,000. We anticipate these capital expenditures to be financed out of working capital.

        We anticipate that spending for research and development for the fiscal year ending December 31, 2008 will increase appreciably over the 2007 levels. The primary expenditures will be to continue to fund development and testing costs in support of the current pipeline products as well as to file patents and revise and update previous filings on our technologies. The principal products consist of the appendicitis tests and the single chain bovine recombinant pregnancy enhancement drug products. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

        We have a permanent mortgage facility on our land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder (our former president). The average approximate interest rate is 6.5% and the loan requires monthly payments of approximately $23,700. We have a 6% note payable to a stockholder (our former president) under a note totaling $431,326, at December 31, 2007. Total monthly payments of $10,000, including interest are being made to him with the then remaining balance payable to him in June 2008.

        During 2007 we received cash proceeds of approximately $9,968,000 from the exercise of a total of approximately 8,339,000 warrants and options. During December 2007 we also completed a private offering of common stock generating net proceeds of $17,063,000, by issuing approximately 2,516,000 shares of common stock.

        We have entered into agreements with contract manufacturers for the development \ manufacture of our products, including initial GMP tests for our appendicitis test and initial batches of certain of our recombinant single-chain products. The ultimate goal of this development process is to establish ongoing relationships for current good manufacturing practices (“cGMP”) required for those products in which we are seeking FDA approval. These development and manufacturing agreements for our recombinant single-chain products generally contain transfer fees and specified penalty and royalty provisions should we transfer, without cause such manufacturing to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant financial commitments during 2008.

        In connection with advancing products that require FDA approval, we expect to incur possible significant additional expenses for clinical trials and initial batch production runs required to be manufactured under cGMP conditions and additional testing and trials as will be required to attempt to secure FDA approvals for the tests and drugs. Certain of these testing and production costs can be accelerated or deferred depending upon management’s assessment of the stage of completion of the application and also the status of possible licensing proceeds from a prospective partner, if such agreements can be secured for the products.

Operating Activities

        Net cash consumed by operating activities was $12,094,000 during the year ended December 31, 2007. Cash was consumed by the loss of $6,201,000, less non-cash expenses of $1,248,000 for stock-based compensation, $299,000 for depreciation, amortization and write-off of patent costs and a $327,000 a non-cash development fee. An $8,487,000 increase in short term investments reduced cash. A decrease in accounts receivable of $301,000 provided cash resulting from lower sales levels. Inventory levels increased by $258,000, consuming cash. Cash consumed in operations was reduced by the net increase of $775,000 in accounts payable and accrued expenses, primarily due to the increase in year-end accrued expenses.

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

Investing Activities

          Net cash outflows from investing activities consumed $823,000 during the year ended December 31, 2007. The outflow was primarily attributable to purchases of property and equipment and intangibles.

        Net cash outflows from investing activities consumed $232,000 during the year ended December 31, 2006. The outflow was primarily attributable to purchases of property and equipment and intangibles.

Financing Activities

        Net cash inflows from financing activities generated $26,764,000 during the year ended December 31, 2007. The Company received net proceeds of $17,063,000 from the sale of common stock and $9,968,000 in proceeds from the exercise of stock warrants and options. The Company repaid $267,000, in scheduled payments under its debt agreements.

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

         Investments:    The Company invests excess cash from time to time in highly liquid equity investments of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Such excess funds are invested under the Company’s investment policy but an unexpected decline or loss could have an adverse and material effect on the carrying value, recoverability or investment returns of such investments.

        Accounts Receivable:    Accounts receivable balances are stated net of allowances for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company’s large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in operating expenses in the Company’s statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

                Inventories:     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the antigen business raw material purchases but believes that there are multiple suppliers for our antigen raw material; however in 2007 and 2006 substantially all of our purchases were made from one supplier. Management believes that its relationships with this supplier is strong; however if necessary this relationships can be replaced. If the relationship was to be replaced they may be a short term disruption to the base antigen business and operations, a period of time in which products would not be available and additional expenses may be incurred.

                Long-Lived Assets:    The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company’s long-lived assets is reviewed at least annually to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value to the present value of its expected cash flows or future value. For the years ended December 31, 2007 and 2006, the required annual testing resulted in no impairment charge.

                Revenue Recognition:    The Company’s revenues are recognized when products are shipped or delivered to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104. Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectability is reasonably assured.

                Stock-based Compensation:    SFAS No. 123(R), Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”),which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement of accounting for financial instruments.  This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company is currently evaluating the potential impact, if any of EITF 07-1 on its financial statements.

ITEM  7.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AspenBio Pharma, Inc.

We have audited the accompanying balance sheet of AspenBio Pharma, Inc., (“the Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AspenBio Pharma, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 18, 2008

AspenBio Pharma, Inc.
Balance Sheet
December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$17,376,757
Short-term investments	8,486,721
Accounts receivable, net (Note 9)	67,906
Inventories (Note 2)	607,324
Prepaid expenses and other current assets	156,441

Total current assets	26,695,149

Property and equipment, net (Notes 3 and 5)	3,529,291

Other long term assets (Note 4)	1,437,532

Total assets	$31,661,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$313,072
Accrued compensation	740,331
Accrued expenses - other	257,916
Deferred revenue, current portion (Note 9)	100,000
Current portion of notes payable (Note 5)	694,150

Total current liabilities	2,105,469

Notes payable, less current portion (Note 5)	2,952,825
Deferred revenue, less current portion (Note 9)	100,000

Total liabilities	5,158,294

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 6 and 7):
Common stock, no par value, 60,000,000 shares authorized;
30,865,825 shares issued and outstanding	42,887,192
Accumulated deficit	(16,383,514)

Total stockholders' equity	26,503,678

Total liabilities and stockholders' equity	$31,661,972

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Years ended December 31,

	2007	2006
Sales (Note 9)	$848,896	$1,140,209
Cost of sales	615,632	756,706

Gross profit	233,264	383,503
Other revenue - fee	—	50,000

Operating expenses:
Selling, general and administrative	4,011,753	1,973,006
Research and development	2,667,203	1,412,282

Total operating expenses	6,678,956	3,385,288

Operating loss	(6,445,692)	(2,951,785)

Other income (expense):
Interest income	451,802	88,912
Interest expense	(241,608)	(245,958)
Other income, net	34,972	—

Total other income (expense)	245,166	(157,046)

Net loss	$(6,200,526)	$(3,108,831)

Basic and diluted net loss per share	$(.24)	$(.18)

Basic and diluted weighted average number
of common shares outstanding	26,178,365	17,400,327

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2007 and 2006

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2005	16,055,318	$9,496,349	$(7,074,157)	$2,422,192

Common stock issued for cash	1,585,714	2,220,000	—	2,220,000

Common stock options
and warrants exercised	2,344,216	2,382,853	—	2,382,853

Stock-based compensation
issued for services	—	508,759	—	508,759

Net loss for the year	—	—	(3,108,831)	(3,108,831)

Balance, December 31, 2006	19,985,248	14,607,961	(10,182,988)	4,424,973

Common stock options
and warrants exercised	8,339,267	9,967,700	—	9,967,700

Common stock issued for cash, net
of offering expenses of $1,179,900	2,516,310	17,063,351	—	17,063,351

Stock-based compensation
issued for services	25,000	1,248,180	—	1,248,180

Net loss for the year	—	—	(6,200,526)	(6,200,526)

Balance, December 31, 2007	30,865,825	$42,887,192	$(16,383,514)	$26,503,678

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Years ended December 31,

	2007	2006
Cash flows from operating activities
Net loss	$(6,200,526)	$(3,108,831)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation, amortization and impairment charge	298,852	244,663
Stock-based compensation for services	1,248,180	508,759
Development fee	326,754	—
(Increase) decrease in:
Short-term investments	(8,486,721)
Accounts receivable	300,538	(103,333)
Inventories	(257,626)	33,453
Prepaid expenses and other current assets	(98,405)	(54,934)
Increase (decrease) in:
Accounts payable	(61,990)	(86,068)
Accrued liabilities	837,312	(3,026)

Net cash used by operating activities	(12,093,632)	(2,569,317)

Cash flows from investing activities
Purchases of property and equipment	(490,888)	(93,448)
Patent and trademark application costs	(316,664)	(138,589)
Purchase of other assets	(15,366)	—

Net cash used by investing activities	(822,918)	(232,037)

Cash flows from financing activities
Repayment of notes payable	(267,006)	(273,127)
Proceeds from receipt of lease deposit	—	20,000
Net proceeds from issuance of common stock	17,063,351	2,220,000
Proceeds from exercise of warrants and options	9,967,700	2,382,853

Net cash provided by financing activities	26,764,045	4,349,726

Net increase in cash and cash equivalents	13,847,495	1,548,372

Cash and cash equivalents, at beginning of year	3,529,262	1,980,890

Cash and cash equivalents, at end of year	$17,376,757	$3,529,262

Continued

AspenBio Pharma, Inc.
Statements of Cash Flows (Continued)
Years ended December 31,

	2007	2006
Supplemental disclosure of cash flow information

Cash paid during the year for
Interest	$235,900	$240,000

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Notes to Financial Statements

1.	Organization and summary of significant accounting policies:

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

The Company’s research and development activities are currently focused primarily on the human appendicitis blood-based tests and the bovine single-chain recombinant reproduction enhancement drugs.

Cash and Investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time the Company’s cash account balances exceeds the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly liquid equity investments of highly rated entities, which are classified as trading securities. Such amounts are recorded at market and are classified as current assets, as the Company does not intend to hold the investments beyond twelve months. Unrealized holding gains and losses are included in earnings as interest income. For the year ended December 31, 2007, there was $101,597 in unrealized income, $596 in realized income, and $6,398 in management fees included in interest income.

Revenue recognition and accounts receivable:

The Company recognizes revenue when product is shipped or delivered depending upon the terms of sale. The Company extends credit to customers generally without requiring collateral. Historically, the Company sells primarily throughout North America. One foreign customer based in England accounted for approximately 20% and 42% of net sales during 2007 and 2006, respectively.

Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectability is reasonably assured.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Accounts receivable balances are stated net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company’s large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company’s statements of operations. Write-offs of uncollectible accounts are charged against the allowance. The allowance was approximately $4,500 at December 31, 2007.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the antigen business raw material purchases. We believe that there are multiple suppliers for our antigen raw material; however in 2007 and 2006 substantially all of our purchases were made from one supplier. Management believes that its relationships with this supplier is strong; however, if necessary this relationship can be replaced. If the relationship was to be replaced there may be a short term disruption to the base antigen business and operations, a period of time in which products would not be available and additional expenses may be incurred.

Property and equipment:

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years for the building, ten years for land improvements and five years for equipment.

Goodwill and other intangible assets:

Goodwill, arising from the initial formation of the Company, represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2007.

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

Fair value of financial instruments:

The fair value of the note payable, related party is not practicable to estimate, due to the related party nature of the underlying transactions. The carrying amounts’ of the Company’s other financial instruments approximate fair value because of their variable interest rates and \ or short maturities combined with the recent historical interest rate levels.

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

Income taxes:

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48.

Stock-based compensation:

AspenBio Pharma accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007 and 2006:

	2007	2006
Expected life	3 to 10 years	3 to 10 years
Volatility	64 to 71%	71 to 90%
Risk-free interest rate	3.09 to 5.16%	4.3 to 5.25%
Dividend yield	0%	0%
Forfeitures estimated	10%	10%

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

Income (loss) per share:

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,182,000 shares for the year ended December 31, 2007, and approximately 11,458,000 shares for the year ended December 31, 2006) would be to decrease loss per share.

Recently issued accounting pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”),which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment to FASB Statement No. 115.This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company is currently evaluating the potential impact, if any of EITF 07-1 on its financial statements.

2.	Inventories:

Inventories consisted of the following at December 31, 2007:

Finished goods	$341,835
Goods in process	53,198
Raw materials	212,291

$607,324

3.	Property and equipment:

Property and equipment consisted of the following at December 31, 2007:

Land and improvements	$1,107,508
Building	2,589,231
Tenant improvements	166,660
Lab equipment	883,005
Office and computer equipment	138,826

4,885,230
Less accumulated depreciation	1,355,939

$3,529,291

Effective October 1, 2007 the Company commenced a long-term lease agreement to rent approximately 16,000 square feet of vacant space in the Company’s building to an un-related party. The Company provided approximately $120,000 for direct tenant improvements plus incurred certain additional leasing costs. The lease term is sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses, escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year.

4.	Other long term assets:

Other long term assets consisted of the following at December 31, 2007:

Patents and trademarks and applications, net of accumulated
amortization of $31,581	$965,482
Goodwill, net of accumulated amortization of $60,712	387,239
Deferred loan costs, net of accumulated amortization of $23,158	32,500
Lessee rent deposit and other	52,311

$1,437,532

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. During the years ended December 31, 2007 and 2006 a total of $8,125 and $18,000 in patent costs where written off as the applications were abandoned. Loan costs are being amortized over the term of the related agreements using the straight-line method.

5.	Debt Agreements:

Notes payable and installment obligations consisted of the following as of December 31, 2007:

	Total balance	Current	Long-term
Mortgage notes	$2,944,718	$94,397	$2,850,321
Note payable - related party	431,326	431,326	—
Other installment obligations	270,931	168,427	102,504

Totals	$3,646,975	$694,150	$2,952,825

Mortgage Notes:

The Company has a $3,250,000 permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2007 and 2006 and the SBA portion bears interest at the rate of 5.86%. The loan requires total monthly payments of approximately $23,700 through June 2013 with the then remaining principal balance due July 2013. At December 31, 2007 the outstanding balance under the mortgage totaled $2,944,718 The mortgage requires minimum annual principal payments of approximately $94,400 in 2008, $100,200 in 2009, $98,600 in 2010, $108,200 in 2011, $114,200 and $2,429,100 thereafter, through the life of the loan.

Note Payable — Related Party:

The Company has a note payable to a stockholder (a former officer) in the aggregate principal amount of $431,326, as of December 31, 2007, bearing interest at the rate of 6% per annum and payable in total monthly payments of $10,000. The note has a maturity date of June 2008 with the then remaining balance due at that time. During the years ended December 31, 2007 and 2006 interest expense of approximately $29,000 and $36,000, respectively, was incurred on notes payable to the stockholder. At December 31, 2007, accrued interest expense, due to the stockholder was approximately $765 and is included with accrued expenses on the accompanying balance sheet.

Other Installment Obligations:

In August 2007, the Company executed an agreement with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreement, the Company agreed to pay a total of $350,000, in eight quarterly installments of $43,750, each. The Company has discounted this obligation at an assumed interest rate of 8% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $326,754, which has been recorded as a research and development expense during the year ended December 31, 2007. At December 31, 2007 this obligation totaled $244,952 with $160,025 payable in 2008 and the remainder payable in 2009.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At December 31, 2007 such obligations totaled $25,979, of which approximately $8,400 is due in 2008, $8,900 is due in 2009 and the balance in 2010.

6.	Stockholders’ Equity:

During 2006, the Company sold approximately 1,586,000 common shares for $2,220,000. No fees were paid for the offering, and the purpose was to raise funds for working capital, new product development, and general corporate purposes.

During 2006, warrants and options to purchase approximately 2,186,000 common shares were exercised generating cash proceeds of approximately $2,382,900, including an employee who exercised 20,000 options generating $14,000 in cash.

In 2006, warrants to purchase 736,612 shares of common stock were converted into 157,731 shares common stock on a cashless basis, as provided for under the terms of the warrant agreements, whereby such holders surrendered their warrants in exchange for the in-the-money equity value of such rights as provided for under the terms of the warrant agreements.

During 2007, the Company received cash proceeds of approximately $9,642,000 from the exercise of approximately 7,471,000 warrants held by investors from 2004 and 2005 offerings by the Company. No fees were paid on any proceeds, and the proceeds are being used for working capital, new product development and general corporate purposes. Additionally, during 2007, the holders of options and warrants to purchase 643,200 shares of common stock elected to exercise those instruments on a cashless basis as provided in the agreements and the holders were issued a total of 454,721 common shares.

During 2007, employees and advisors holding options granted under the Company’s 2002 Stock Incentive Plan, exercised options to purchase approximately 413,000 shares of common stock generating approximately $325,000 in cash.

In January 2007, the President of the Company was granted 25,000 shares of common stock with an estimated fair value of $74,000 ($2.96 per share) at the time of grant, in connection with the renewal of his employment agreement

In December 2007, the Company completed an approximate $18,243,000 private placement of unregistered securities consisting of 2,516,310 common shares generating approximately $17,063,000 in net proceeds to the Company. Fees and expenses totaled $1,179,900, including a placement agent fee of 6%. As part of the consideration, the placement agent was also issued a warrant to acquire 75,000 common shares of the Company exercisable at $9.15 per share, expiring in three years. The purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes.

7.	Stock Options and Warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. On July 17, 2007, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 3,500,000 to 4,250,000. Stock options granted under this plan generally vest over three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the years ended December 31, as follows:

	2007	2006
Stock options to employees and directors	$473,448	$176,458
Stock options to advisory board members	186,412	149,331
Stock options to consultants	514,320	182,970
Restricted stock awards	74,000	—

Total stock-based compensation	$1,248,180	$508,759

A summary of stock option activity under the Company’s Plan of options to employees, directors and advisors, for the year ended December 31, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,438,000	$1.01
Granted	416,000	3.31
Exercised	(413,290)	0.79
Forfeited	(93,334)	2.28

Outstanding at December 31, 2007	3,347,376	$1.29	7.3	$24,892,000

Exercisable at December 31, 2007	2,647,623	$0.97	6.9	$20,512,000

During the year ended December 31, 2007, there were 416,000 stock options granted under the Plan with a weighted average fair value at the grant date of $2.61 per option. Of these 416,000, 350,000 were granted to officers and directors of the Company exercisable at $2.96 per share vesting over a three year period annually in arrears; 25,000 were granted to an advisor exercisable at $4.43 per share vesting over a three year period annually in advance and 41,000 shares were granted to employees at an average exercise price of $5.58 per share. These employee options vest over a three year period annually in arrears and expire in ten years. Employee options for 60,000 shares expired upon the employees’ termination from the Company during 2007. Additionally options for 33,334 shares expired upon the termination of advisors’ relationship with the Company during 2007.

During the year ended December 31, 2007, employees exercised 135,000 options outstanding under the Company’s Plan generating $109,850 in cash proceeds and advisors exercised options for 278,290 shares of common stock generating $215,515 in cash. During 2007, the 413,290 options exercised by employees and advisors had a total intrinsic value when exercised of $3,366,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2007.

Based upon the Company’s experience approximately 90% of the above stock options or approximately 3,013,000 options, are expected to vest in the future, under their terms.

The total fair value of stock options granted to employees, directors and advisors, that vested during the years ended December 31, 2007 and 2006 was $573,000 and $176,000, respectively.

A summary of the status of non-vested options under the Company’s Plan to acquire common shares granted to employees, directors and advisors and changes during the year ended December 31, 2007 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	899,883	$1.35	$1.13
Granted	416,000	3.31	2.61
Vested	(522,796)	1.29	1.10
Forfeited	(93,334)	2.28	1.81

Nonvested at December 31, 2007	699,753	$2.48	$1.99

At December 31, 2007, based upon employee, director and advisor options granted to that point there was approximately $933,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 1.5 years.

Common stock purchase options:

Through December 31, 2007, in addition to the stock options discussed above, the Company had outstanding 834,800 non-qualified options in connection with consulting agreements for investor relations and placement agent services. Such options include 180,000 that were issued in 2007 and where vested upon issuance. Of the outstanding options, 399,800 are exercisable at $1.07 per share and expire in January 2009. Of the remaining 435,000 options, 75,000 are exercisable at $1.00 per share and expire in 2008, 180,000 are exercisable at $1.80 per share and expire in 2009, 105,000 are exercisable at a weighted average of $6.00 per share and expire in 2010 and 75,000 are exercisable at $9.15 per share and expire in 2010.

Operating expenses for the years ended December 31, 2007 and 2006 include $514,320 and $182,970, respectively, for the value of the investor relations consulting options. The fair value of options, recorded as a consulting expense related to investor relations services, at the grant date has been estimated utilizing the Black-Scholes valuation model, with the following assumptions: a) 0% dividend yield, b) expected price volatility 65-68%, c) a risk free interest rate of 3.09-4.94% and an expected option term of three years.

During the year ended December 31, 2007, the Company received cash proceeds of $343,470 from the exercise of 321,000 of the $1.07 options. Additionally, during 2007, consultants holding a total of 93,200 options elected to exercise those options on a cashless basis as provided in the agreements. The 93,200 options were surrendered and cancelled and the holders were issued a total of 80,636 common shares.

8.	Income Taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2007	2006
Federal income tax expense (benefit) at 34%	$(2,108,000)	$(1,057,000)
State income tax net of federal tax effect	(190,000)	(35,000)
Permanent items	406,000	185,000
Valuation allowance	1,892,000	907,000

	$—	$—

As of December 31, 2007 the Company has net operating loss carry forwards of approximately $11 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2027. A valuation allowance was recorded at December 31, 2007 due to the uncertainty of realization of deferred tax assets in the future.

Effective January 1, 2007 we adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal and state of Colorado jurisdictions. We are no longer subject to tax examinations for years before 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor was any interest expense recognized during the period. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

Deferred tax assets (liabilities):
Net operating loss carry forwards	$4,070,000
Accounts receivable	2,000
Property and equipment	(42,000)
Goodwill	(22,000)
Deferred revenue	74,000

Deferred tax asset	4,082,000
Valuation allowance	(4,082,000)

Net current deferred tax asset	$—

9.	Commitments and Contingencies:

Major Customers:

At December 31, 2007, one customer accounted for 70% of total accounts receivable. During 2007, one customer accounted for 28% of the total sales, another customer based in Europe, accounted for 20% of sales, and a third customer represented 10% of sales. During the year ended December 31, 2006, one customer based in Europe, accounted for 42% of net sales with a second domestic customer accounting for 17% of net sales. Historically, the Company sells primarily throughout North America.

Consulting, development and license agreements:

The Company has a month-to-month agreement with a consultant to provide financial investor relations for the Company at the rate of $5,000 per month plus the issuance of 15,000 options per month. The options are vested when issued, exercisable when issued at a computed exercise price based upon the Company’s three month average stock price and expire in three years.

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

The Company has entered into three agreements with separate universities, under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell developed products. Under the agreements, the Company is obligated to make certain minimum annual payments totaling $45,000, plus milestone payments, as defined, based on a percentage of sales of the products. Under one of the agreements entered into in 2004, the Company acquired rights to the university’s patent portfolio for use in the animal health industry for a total cost of $190,000, of which $60,000 was paid in cash and $130,000 was paid in Company common shares and the Company agreed to fund $46,550, which has now been paid for consulting and research assistance on one of the Company’s products in development. Subsequent to year end this agreement was amended as described in Note 10.

The Company has entered agreements with Catalent Pharma Solutions, LLC (formerly known as — Cardinal Health PTS, LLC, and / or Gala Biotech) (“Catalent”) for the development \ manufacture of initial batches of recombinant single-chain products. This development and initial manufacturing process will assist in the development methods required for those products in which the Company is seeking FDA approval. The Company’s financial commitment under these agreements requires payments to be made depending upon certain results and associated costs. The range of payment remaining under agreements previously signed totals approximately $100,000. The Company with 30 days notice and without future obligations may terminate the agreements. Under specified instances, in the event the Company terminates the agreements to move products to another manufacturer or to internal manufacturing, the Company would be subject to penalties.

The Company periodically enters generally short term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA approval process. The total of such commitments at any point in time is generally not material and typically contain cancellation provisions.

Employment agreements:

The Company has an employment agreement with its President requiring minimum annual compensation of $225,000 to February 2009. Subsequent to December 31, 2007, the terms of this agreement were amended to provide for a minimum annual compensation of $250,000.

Litigation Settlement

In May 2007, the Company entered into a settlement agreement and release (“Agreement”) with Strategic Growth International, Inc. (“SGI”), to settle the litigation between the parties. Pursuant to the Agreement, the Company paid SGI $8,000 and the Company discontinued its attempt to cancel some or all of the remaining 798,000 options issued under the January 2004 consulting agreement between SGI and the Company.

Contingencies:

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or ‘cease and desist’ letter concerning certain activities. For example, this can occur in the context of the Company’s pursuit of intellectual property rights. This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts. The Company generally intends to make a rational assessment for each situation on a case-by-case basis as such may arise. During 2006, the Company received a communication from a third party regarding a trademark of interest to the Company and for which the Company was pursuing U.S. federal trademark registration affiliated with one of its animal drug products. In 2007 the Company and the third party reached an agreement that use of the trademark would be transitioned to the third party in 2008 and the matter between the parties was thereby settled. The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

10.	Subsequent Events:

On January 17, 2008, a total of 290,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to officers and directors exercisable at the then fair market value of $6.63 per share, vesting over a three year period annually in arrears and expiring in ten years. Subsequent to December 31, 2007, under the Company’s Plan, three employees were granted 5,000 options each, which are exercisable at $8.72, $8.03 and $7.59, and one employee was granted 10,000 options, which are exercisable at $7.59, and all vest over a three year period annually in arrears and expire in ten years.

Subsequent to December 31, 2007, employees and advisors holding options under the Company’s Plan have exercised a total of 447,100 options for common shares, generating $509,070 in cash proceeds to the Company.

Subsequent to December 31, 2007 the Company entered into an amendment of its existing animal health industry license agreement with a university. The amendment provides for the human therapeutic use of certain of the universities’ products. As consideration for this amendment, the Company agreed to pay a total of $125,000 in cash, with $65,000 paid at signing and four quarterly payments thereafter of $15,000, each. The existing royalty rate was extended to cover these new products and uses.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

Item 8A (T).   Controls and Procedures.

Disclosure Controls and Procedures

        As of December 31, 2007, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

        This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

        This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

The information required by Part III of this Form 10-KSB is incorporated by reference to the definitive proxy statement (the “Proxy Statement”) for our 2008 annual meeting of shareholders to be filed within 120 days after our 2007 fiscal year end.

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                The information required by this Item is incorporated by reference to the Proxy Statement.

Item 10.     Executive Compensation.

                The information required by this Item is incorporated by reference to the Proxy Statement.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                The information required by this Item is incorporated by reference to the Proxy Statement.

Item 12.     Certain Relationships and Related Transactions.

                The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.     Exhibits

(a)	Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (5)
3.2	Bylaws (1)
4.1(a)	Specimen Certificate of Common Stock (1)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)

10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.24	Common Stock and Warrant Purchase Agreement dated May 12, 2005. (6)
10.25	Employment Agreement with Richard Donnelly, dated effective February 1, 2005. (7)
10.26	Amendment No. 1 to Employment Agreement with Richard Donnelly, dated effective February 1, 2007. (8)
14.1	Form of Code of Ethics Filed herewith.
23.1	Consent of GHP Horwath, P.C. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's report on Form 8-K/A on January 10, 2003.
(3)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.
(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005
(6)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.
(7)	Incorporated by reference from the registrant's Report on Form 8-K, filed January 24, 2005.
(8)	Incorporated by reference from the registrant's Report on Form 8-K, filed January 26, 2007.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2007 and 2006, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2007	2006
Audit Fees	$46,150	$46,375
Audit Related Fees	0	0
Tax Related Fees	0	0
All Other Fees	0	0

Audit fees in 2007 and 2006 relate to the financial statement audits, the quarterly reviews and assistance with the filing of Form S-8 in 2007. All of the services performed by the independent accountant were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Pre-Approval Policies and Procedures

The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

SIGNATURES

        In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 21, 2008 by the undersigned thereto.

ASPENBIO PHARMA, INC. /s/ Richard G. Donnelly Richard G. Donnelly, President, Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2008.

/s/ Richard G. Donnelly
Richard G. Donnelly, Chief
Executive Officer and Director

/s/ Gregory Pusey
Gregory Pusey, Chairman, Secretary
and Director

/s/ Gail S. Schoettler
Gail S. Schoettler, Director

/s/ Douglas I. Hepler
Douglas I. Hepler, Director

/s/ David E. Welch
David E. Welch, Director

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (5)
3.2	Bylaws (1)
4.1(a)	Specimen Certificate of Common Stock (1)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)

10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.24	Common Stock and Warrant Purchase Agreement dated May 12, 2005. (6)
10.25	Employment Agreement with Richard Donnelly, dated effective February 1, 2005. (7)
10.26	Amendment No. 1 to Employment Agreement with Richard Donnelly, dated effective February 1, 2007. (8)
14.1	Form of Code of Ethics Filed herewith.
23.1	Consent of GHP Horwath, P.C. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8 and 10.21 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's report on Form 8-K/A on January 10, 2003.
(3)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.
(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005
(6)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.
(7)	Incorporated by reference from the registrant's Report on Form 8-K, filed January 24, 2005.
(8)	Incorporated by reference from the registrant's Report on Form 8-K, filed January 26, 2007.