Form 10-Q
period 2008-03-31
AspenBio Pharma, Inc.
filed 2008-05-15
CIK 1167419

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 001-33675

ASPENBIO PHARMA, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 South Perry Street, Castle Rock, Colorado 80104
(Address of principal executive offices) (Zip Code)

(303) 794-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|   Smaller Reporting Company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [_]  No [X]

The number of shares of no par value common stock outstanding as of May 12, 2008 was 31,085,925.

ASPENBIO PHARMA, INC.

Page
PART 1— Financial Information

Item 1. Condensed Unaudited Financial Statements

Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007	3

Statements of Operations For the Three
Months Ended March 31, 2008 and 2007 (unaudited)	4

Statements of Cash Flows For the Three
Months Ended March 31, 2008 and 2007 (unaudited)	5

Notes to Unaudited Condensed Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II - Other Information

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6. Exhibits	16

Signatures	17

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,459,734	$17,376,757
Short-term investments	22,739,370	8,486,721
Accounts receivable, net (Note 7)	201,619	67,906
Inventories (Note 2)	488,962	607,324
Prepaid expenses and other current assets	130,177	156,441

Total current assets	25,019,862	26,695,149

Property and equipment, net (Notes 3 and 5)	3,518,341	3,529,291

Other long term assets, net (Note 4)	1,736,239	1,437,532

Total assets	$30,274,442	$31,661,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$551,094	$313,072
Accrued compensation	4,476	740,331
Accrued expenses - other	207,003	257,916
Deferred revenue, current portion	100,000	100,000
Current portion of notes payable (Note 5)	669,403	694,150

Total current liabilities	1,531,976	2,105,469

Notes payable, less current portion (Note 5)	2,889,160	2,952,825
Deferred revenue, less current portion	100,000	100,000

Total liabilities	4,521,136	5,158,294

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 6, 8 and 9):
Common stock, no par value, 60,000,000 shares authorized;
31,317,925 and 30,865,825 shares issued and outstanding	43,773,108	42,887,192
Accumulated deficit	(18,019,802)	(16,383,514)

Total stockholders' equity	25,753,306	26,503,678

Total liabilities and stockholders' equity	$30,274,442	$31,661,972

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
Sales (Note 7)	$375,659	$336,037
Cost of sales	214,936	170,394

Gross profit	160,723	165,643

Operating Expenses:
Selling, general and administrative
(includes stock based compensation of
$373,096 and $281,195)	1,253,056	726,119
Research and development	797,792	294,305

Total operating expenses	2,050,848	1,020,424

Operating loss	(1,890,125)	(854,781)

Other income (expense):
Interest income	268,887	45,707
Interest expense	(60,750)	(59,290)
Rental income	45,700	--

Total other income (expense)	253,837	(13,583)

Net loss	$(1,636,288)	$(868,364)

Basic and diluted net loss per share	$(.05)	$(.04)

Basic and diluted weighted average number
of common shares outstanding	31,260,863	21,061,903

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,636,288)	$(868,364)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	93,270	65,602
Stock based compensation for services	373,096	281,195
(Increase) decrease in:
Short term investments	(14,252,649)	—
Accounts receivable	(133,713)	179,140
Inventories	118,362	(68,566)
Prepaid expenses and other current assets	26,264	(24,668)
Increase (decrease) in:
Accounts payable	238,022	58,391
Accrued expenses	(843,865)	(95,482)

Net cash used by operating activities	(16,017,501)	(472,752)

Cash flows from investing activities:
Purchases of property and equipment	(76,101)	(134,880)
Patent and trademark application costs	(244,827)	(212,690)
Purchase of other assets	(3,002)	(248)

Net cash used by investing activities	(323,930)	(347,818)

Cash flows from financing activities:
Repayment of notes payable	(88,412)	(45,814)
Proceeds from exercise of stock warrants and options	512,820	4,024,013
Addition to other long-term obligation	—	394

Net cash provided by financing activities	424,408	3,978,593

Net increase (decrease) in cash and cash equivalents	(15,917,023)	3,158,023

Cash and cash equivalents at beginning of period	17,376,757	3,529,262

Cash and cash equivalents at end of period	$1,459,734	$6,687,285

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$59,335	$57,700

Schedule of non-cash investing and financing transactions
Acquisition of patent rights for deferred installment obligation	$57,097	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2008 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2008 are not necessarily an indication of operating results for the full year.

Note 1 — Significant accounting policies

Investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time the Company’s cash account balances exceeds the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly liquid equity investments of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of current period earnings. For the three months ended March 31, 2008, $256,427 in unrealized income, $462 in realized loss, and $8,387 in management fees expense were included in interest income. The Company had no such investments at March 31, 2007.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,150,000 shares for the three months ended March 31, 2008, and approximately 8,784,000 shares for the three months ended March 31, 2007) would be to decrease loss per share.

Note 2 — Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Finished goods	$282,670	$341,835
Goods in process	48,870	53,198
Raw materials	157,422	212,291

	$488,962	$607,324

Note 3 — Property and Equipment

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Tenant improvements	166,660	166,660
Lab equipment	952,315	883,005
Office and computer equipment	145,617	138,826

	4,961,331	4,885,230
Less accumulated depreciation	1,442,990	1,355,939

	$3,518,341	$3,529,291

Effective October 1, 2007, the Company commenced a long-term lease agreement to rent approximately 16,000 square feet of previously vacant space in the Company’s building to an un-related party. The Company provided approximately $167,000 for direct tenant improvements and certain additional leasing costs. The lease term is sixty-two months, with the first two months rent free. The agreement contains an option for the tenant to renew for an additional three years at the then current market rate. The total base rent and additional rent covering certain costs and expenses escalates over the term of the lease and ranges from approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year.

Note 4 — Other long term assets

Other long term assets consisted of the following:

	March 31, 2008	December 31, 2007
Patents and trademarks and applications, net of accumulated
amortization of $37,800 and $31,581	$1,262,614	$965,482
Goodwill, net of accumulated amortization of $60,712	387,239	387,239
Deferred loan costs, net of accumulated amortization
of $26,012 and $24,584	31,072	32,500
Lessee rent deposit and other	55,314	52,311

	$1,736,239	$1,437,532

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Loan costs are being amortized over the term of the related agreements using the straight-line method.

In January 2008, the Company executed an amendment to its license agreement, which was originally signed for animal uses, with The Washington University to expand the use of the licensed single-chain constructs of follicle-stimulating hormone (“FSH”), luteinizing hormone (“LH”), thyrotropin or thyroid-stimulating hormone (“TSH”) and human chorionic gonadotropin (“hCG”) for diagnostic use in humans. In consideration of the amendment, the Company agreed to pay a total of $125,000 in cash, payable $65,000 at execution followed by four quarterly installments of $15,000, each. This obligation has been discounted at an assumed interest rate of 8% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $122,097 (remaining balance of $57,093 at March 31, 2008, is included with accrued expenses), which has been capitalized as additional patent costs at March 31, 2008. The royalty provisions of the original agreement also apply to the expanded uses.

Note 5 — Debt Agreements

Notes payable and installment obligations consisted of the following as of March 31, 2008:

	Total balance	Current	Long-term
Mortgage notes	$2,920,822	$90,566	$2,830,256
Note payable - related party	407,678	407,678	—
Other installment obligations	230,063	171,159	58,904

Totals	$3,558,563	$669,403	$2,889,160

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building in the original amount of $3,250,000. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”).

Note Payable — Related Party:

The Company has a note payable to a stockholder (a former officer) in the aggregate principal amount of $407,678, as March 31, 2008, bearing interest at the rate of 6% per annum. The note requires total monthly payments of $10,000 until June 2008, when the then remaining balance is payable.

Other Installment Obligations:

In August 2007, the Company executed an agreement with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreement, the Company agreed to pay a total of $350,000, in eight quarterly installments of $43,750, each. The Company has discounted this obligation at an assumed interest rate of 8% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $326,754, which was recorded as a research and development expense in 2007. At March 31, 2008, this obligation totaled $206,135.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At March 31, 2008, such obligations totaled $23,928.

Note 6 — Stockholders’ Equity

During the three months ending March 31, 2008, employees exercised 397,100 options outstanding under the Company's Plan generating $421,570 in cash proceeds and advisors exercised options for 55,000 shares of common stock generating $91,250 in cash.

During the three months ended March 31, 2007, the Company received cash proceeds of $4,015,263 from the exercise of 3,170,772 warrants held by investors in the 2004 and 2005 offerings. No fees were paid on any proceeds.

During the three months ended March 31, 2007, the holder of a total of 525,000 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 525,000 rights were surrendered and cancelled, and the holder was issued a total of 374,085 common shares.

During the three months ended March 31, 2007, Richard Donnelly, President, was granted 25,000 shares of stock with an estimated fair value of $2.96 per share, in connection with the renewal of his employment agreement.

Note 7 — Customer Concentration

At March 31, 2008, two customers accounted for approximately 45% and 39%, respectively of total accounts receivable. For the three months ended March 31, 2008, two customers represented more than 10% of the Company’s sales, accounting for approximately 54% and 27%, respectively, of the sales for the period. At December 31, 2007, one customer accounted for 70% of total accounts receivable. For the three months ended March 31, 2007, three customers represented more than 10% of the Company’s sales, accounting for approximately 30%, 26% and 16% of the sales for the period.

Note 8 — Stock Based Compensation

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

	2008	2007
Stock options to employees and directors	$205,978	$108,748
Stock options to advisory board members	61,578	50,207
Stock options to consultants	105,540	48,240
Restricted stock awards	—	74,000

Total stock-based compensation	$373,096	$281,195

Stock Options

AspenBio Pharma accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2008 and 2007:

	2008	2007
Expected life	5 years	10 years
Volatility	68 to 69%	71%
Risk-free interest rate	3.56 to 4.04%	4.81%
Dividend yield	0%	0%
Forfeitures estimated	10%	10%

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

A summary of stock option activity of options to employees, directors and advisors, for the three months ended March 31, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,347,376	$1.29
Granted	381,313	6.64
Exercised	(452,100)	1.13
Forfeited	(6,667)	1.97

Outstanding at March 31, 2008	3,269,922	$1.93	7.3	$12,940,000

Exercisable at March 31, 2008	2,368,900	$1.05	6.6	$11,201,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2008.

During the three months ended March 31, 2008, there were 381,313 stock options granted under the Plan with a weighted average fair value at the grant date of $6.64 per option. Of this amount, 356,313 were granted to officers and directors of the Company exercisable at an average of $6.54 per share vesting over a three year period annually in arrears; 25,000 were granted to employees at an average $8.13 per share vesting over a three year period annually in arrears. All of the options granted expire in ten years. Employee options for 6,667 shares expired upon the employee’s termination from the Company during the three months ended March 31, 2008.

During the three months ending March 31, 2008, employees exercised 397,100 options outstanding under the Company’s Plan generating $421,570 in cash proceeds and advisors exercised options for 55,000 shares of common stock generating $91,250 in cash. During the 2008 period, the 452,100 options exercised by employees and advisors had an intrinsic value when exercised of $3,071,000.

During the three months ended March 31, 2007, an employee exercised 12,500 options outstanding under the Company’s 2002 Stock Incentive Plan generating $8,750 in cash proceeds.

Based upon the Company’s experience approximately 90% or approximately 2,943,000 options, are expected to vest in the future, under their terms. The total value of stock options granted to employees, directors and advisors that vested during the three months ended March 31, 2008 and 2007 was $343,000 and $131,000, respectively.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the period ended March 31, 2008 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	699,753	$2.48	$1.99
Granted	381,313	6.64	5.11
Vested	(173,378)	2.47	1.98
Forfeited	(6,667)	1.97	1.58

Nonvested at March 31, 2008	901,022	$4.24	$3.31

As of March 31, 2008, based upon employee, advisor and consultant options granted to that point there was approximately $2,043,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately three years.

Subsequent to March 31, 2008, an employee was granted 5,000 options to purchase shares of common stock exercisable at $6.08 per share vesting over a three year period and expiring in ten years.

Common stock purchase options:

Through March 31, 2008, in addition to the stock options discussed above, the Company had outstanding 879,800 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. Such rights include 435,000 options that were issued in 2007 and 45,000 options that were issued in 2008 which were vested upon issuance, of which 75,000 are exercisable at $1.00 per share and expire in 2008, 180,000 are exercisable at $1.80 per share and expire in 2009, 90,000 are exercisable at $5.00 per share and expire in 2010, 60,000 are exercisable at $12.00 per share and expire in 2011, and 75,000 are exercisable at $9.15 per share and expire in 2010. The remaining 399,800 are exercisable at $1.07 per share and expire in January 2009.

Operating expenses for the three months ended March 31, 2008 and 2007 include $105,540 and $48,240, respectively, for the value of the investor relations consulting options. The fair value of the options, recorded as a consulting expense related to investor relations services, at the 2008 grant dates has been estimated using the Black-Scholes valuation model, with the following assumptions: a) 0% dividend yield, b) expected price volatility 68-69%, c) a risk-free interest rate of 1.87%-3.07% and an expected term of three years.

Subsequent to March 31, 2008, an investor relations firm was granted 15,000 options during each of the months of April and May 2008, to purchase shares of common stock exercisable at $6.01 per share immediately vested and expiring in three years.

Note 9 — Subsequent Events

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company has received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which the Company expects to be substantially achieved in 2008. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period.

Subsequent to March 31, 2008, the Company’s board of directors authorized a stock repurchase plan to purchase shares of the Company’s common stock up to a maximum of $5.0 million. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows the Company to repurchase its shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using the Company’s working capital. A total of approximately 232,000 common shares have been purchased to date at a total cost of approximately $992,000.

ITEM 2

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparative Results for the Three Month Periods Ended March 31, 2008 and 2007

Sales for the three months ended March 31, 2008, totaled $376,000, which is a $39,600 or 12% increase from the 2007 period. This increase was primarily the result of an increase in antigen sales. During the three months ended March 31, 2008, two customers represented more than 10% of the Company’s sales, accounting for approximately 54% and 27% of the sales for the period. The change in sales is primarily attributable to the timing of existing customers’ order placement as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At March 31, 2008, the Company had outstanding customer open orders totaling approximately $162,000, of which the one customer represented approximately 76%. These orders will be recorded in sales as the products are produced and shipped and overall revenue recognition criteria have been satisfied.

Cost of sales for the three months ended March 31, 2008 totaled $215,000; a $44,500 or 26% increase as compared to the 2007 period. As a percentage of sales, gross margin decreased to 43% in the 2008 period as compared to 49% in the 2007 period. The change in the gross margin percent was primarily attributable to the product mix during the period.

Selling, general and administrative expenses in the three months ended March 31, 2008, totaled $1,253,000, which is a $527,000 or 73% increase as compared to the 2007 period. The increase relates primarily to approximately $219,000 in increased public company expenses, $81,000 in higher personnel costs due to the hiring of additional personnel and higher wages. Additionally, employee, advisor and consultant non-cash stock based compensation increased by $91,000 during the 2008 period. In addition in the 2008 period, the Company incurred increases in supplies, office expense and insurance as the result of higher activity levels.

Research and development expenses in the 2008 period totaled $798,000, which is a $503,500 or 171% increase as compared to the 2007 period. The change is due primarily to a $95,000 increase in salaries from hiring additional scientific personnel, an increase of $328,000 in development costs incurred on the appendicitis test and a $122,000 increase in the Company’s single chain products, less a $94,000 decrease in the development of the bovine pregnancy test. During the three months ended March 31, 2008, a significant portion of the Company’s scientific research and development internal overhead resources were committed to activities related to the appendicitis blood test and are anticipated to remain committed for such purpose for the remainder of 2008.

Interest income for the three months ended March 31, 2008, increased by $223,000 compared to the 2007 period, due to the significantly higher levels of investments, following the late 2007 offering. Interest expense for the three months ended March 31, 2008, increased $1,500 compared to the 2007 period. The increase was due to a slight increase in new debt related to a cell line agreement.

No income tax benefit was recorded on the loss for the three months ended March 31, 2008, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

We reported a net loss of $1,636,000 during the three months ended March 31, 2008, which included $373,000 in non-cash expenses relating to stock-based compensation and depreciation and amortization of $93,000. At March 31, 2008, we had working capital of $23,488,000. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products in order to attempt to continue to secure near-term value from these products from either additional entering licensing agreements for their rights or generating revenues directly from sales of the products.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2008, are anticipated to total approximately $300,000 to $500,000. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2008 will increase significantly over the 2007 levels. The primary expenditures will be to continue to fund our United States Food and Drug Administration (“FDA”) 510(k) clearance for our initial screening technology, AppyScore™, as well as development and testing costs in support of the current pipeline products as well as to file patents and revise and update previous filings on our technologies. Our principal development products consist of the appendicitis tests and the single-chain animal products. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

We have entered and expect to continue to enter additional agreements with contract manufacturers for the development \ manufacture of initial batches of certain of our products we are seeking FDA approval for. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. We are in discussions with other potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our medical devices who can economically manufacture them to produce products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and specified penalty and royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2008.

We have a twenty-year permanent mortgage facility on our land and building with a balloon maturity date of July 2013. The loan requires monthly payments of approximately $23,700. We also have a 6% note payable to a stockholder under a note for approximately $408,000 at March 31, 2008, which requires total monthly payments of $10,000, with the then remaining balance due in June 2008.

During the three months ended March 31, 2008, we received cash proceeds of $513,000 from the exercise of 452,100 options.

In April 2008, we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. to develop and launch our novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. We have received an upfront cash payment of $2.0 million, of which 50% was earned upon signing the agreement and the balance is subject to certain conditions, which we expect to be substantially achieved in 2008. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. We have agreed to fund our share of 35% of the product development and registration costs during the development period

Subsequent to March 31, 2008 our board of directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares have been purchased to date at a total cost of approximately $992,000.

We have a long-term lease agreement to lease approximately 16,000 square feet of previously vacant space in our building to an un-related party. The total base rent and additional rent covering certain costs and expenses, escalates over the term of the lease and ranges for approximately $140,000 annually in the first year, after the free rent period, to approximately $172,000 in the fifth year.

We expect to continue to incur cash losses from operations for the near-term and these losses could be significant as we incur product development and FDA trial expenses. We believe that our current working capital position will meet our near-term needs. Our investments are maintained in relatively short term, high quality investments instruments, to ensure we have access to cash as needed.

Operating Activities

Net cash consumed by operating activities was $16,018,000 during the three months ended March 31, 2008. Of this total, $14,253,000 in cash was invested in short term securities during the three months ended March 31, 2008. Cash was consumed by the loss of $1,636,000 less non-cash expenses of $373,000 for stock-based compensation issued for services and $93,000 for depreciation and amortization. An increase accounts receivable of approximately $134,000 from higher sales levels during the three months ended March 31, 2008 consumed cash. Decreases in inventory of $118,000 and a $26,000 decrease in prepaid expenses provided cash. A net decrease in accounts payable and accrued liabilities of $606,000 also consumed cash, as certain year end liabilities were paid.

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

Investing Activities

Net cash outflows from investing activities consumed $324,000 during the 2008 period. The outflow was attributable to purchases of property and equipment of $76,000 and payments of $245,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $348,000 during the 2007 period. The outflow was attributable to purchases of property and equipment of $135,000 and payments of $213,000 for patents and trademark application costs.

Financing Activities

Net cash inflows from financing activities generated $424,000 during the 2008 period. Proceeds of $513,000 from the exercise of common stock options and warrants were received, net of $88,000 for repayments under existing debt agreements.

Net cash inflows from financing activities generated $3,979,000 during the 2007 period. Proceeds of $4,024,000 from the exercise of common stock options and warrants were received, net of $46,000 for repayments under existing debt agreements.

Recently issued accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our nonfinancial assets and liabilities.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Form 10-KSB for the year ended December 31, 2007 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the last day of the period of the accompanying financial statements    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2008.

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

During the three months ended March 31, 2008, 45,000 options to acquire common shares exercisable at $12.00 per share were granted to a consultant in consideration for investor relations services. The options vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuances. No commission or other remuneration was paid on these issuances.

Item 6.   Exhibits

(a)   Exhibits

EXHIBIT	DESCRIPTION

3.1	Amended and Restated By-Laws. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008	AspenBio Pharma, Inc. (Registrant) By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer