Form 10-Q
period 2008-06-30
AspenBio Pharma, Inc.
filed 2008-08-13
CIK 1167419

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |_|   Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]   No  [X]

The number of shares of no par value common stock outstanding as of August 11, 2008 was 31,125,258.

ASPENBIO PHARMA, INC.

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,274,844	$17,376,757
Short-term investments	20,912,594	8,486,721
Accounts receivable, net (Note 8)	56,352	67,906
Inventories (Note 2)	562,511	607,324
Prepaid expenses and other current assets	153,652	156,441

Total current assets	23,959,953	26,695,149

Property and equipment, net (Notes 3 and 5)	3,419,223	3,529,291

Other long term assets, net (Note 4)	1,711,406	1,437,532

Total assets	$29,090,582	$31,661,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$695,234	$313,072
Accrued compensation	196,001	740,331
Accrued expenses - other	655,850	257,916
Deferred revenue, current portion (Note 6)	913,947	100,000
Current portion of notes payable (Note 5)	658,765	694,150

Total current liabilities	3,119,797	2,105,469

Notes payable, less current portion (Note 5)	2,819,689	2,952,825
Deferred revenue, less current portion (Note 6)	830,066	100,000

Total liabilities	6,769,552	5,158,294

Commitments and contingencies

Stockholders' equity (Notes 7 and 9):
Common stock, no par value, 60,000,000 shares authorized;
31,089,258 and 30,865,825 shares issued and outstanding	43,091,504	42,887,192
Accumulated deficit	(20,770,474)	(16,383,514)

Total stockholders' equity	22,321,030	26,503,678

Total liabilities and stockholders' equity	$29,090,582	$31,661,972

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended June 30, (Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Sales (Note 8)	$99,775	$176,523	$475,434	$512,560
Cost of sales	140,182	146,691	355,118	317,085

Gross profit (loss)	(40,407)	29,832	120,316	195,475

Other revenue - fee (Note 6)	15,987	—	15,987	—

Operating expenses:
Selling, general and administrative
(includes non cash compensation
of $303,706; $217,499; $676,802
and $498,694)	1,230,210	632,287	2,483,266	1,358,406
Research and development	1,563,397	544,296	2,361,189	838,601

Total operating expenses	2,793,607	1,176,583	4,844,455	2,197,007

Operating loss	(2,818,027)	(1,146,751)	(4,708,152)	(2,001,532)

Other income (expense):
Interest income	187,110	122,144	455,997	167,851
Interest (expense)	(61,049)	(59,181)	(121,799)	(118,471)
Rental income	14,518	—	60,218	—
Other expense	(73,224)	—	(73,224)	—

Total other income	67,355	62,963	321,192	49,380

Net loss	$(2,750,672)	$(1,083,788)	$(4,386,960)	$(1,952,152)

Basic and diluted net loss per share	$(.09)	$(.04)	$(.14)	$(.08)

Basic and diluted weighted average
number of shares outstanding	31,157,053	27,070,130	31,211,458	24,082,612

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(4,386,960)	$(1,952,152)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	179,061	132,830
Stock based compensation for services	676,802	498,694
Noncash charges	73,224	—
Amortization of license fee	(15,987)	—
(Increase) decrease in:
Short term investments	(12,425,873)	—
Accounts receivable	6,555	315,561
Inventories	44,813	(197,151)
Prepaid expenses and other current assets	7,789	3,837
Increase (decrease) in:
Accounts payable	382,162	(264,225)
Accrued expenses	397,934	(25,491)
Accrued compensation	(544,330)	—
Deferred revenue	1,560,000	—

Net cash used by operating activities	(14,044,810)	(1,488,097)

Cash flows from investing activities:
Purchases of property and equipment	(97,629)	(211,668)
Patent and trademark application costs	(317,000)	(250,365)
Other long-term assets	(1,464)	10,697

Net cash provided (used) by investing activities	(416,093)	(451,336)

Cash flows from financing activities:
Repayment of notes payable	(168,520)	(91,570)
Proceeds from exercise of stock warrants and options	519,386	9,662,652
Repurchase of stock	(991,876)	—
Addition to other long-term obligation	—	648

Net cash (used) provided by financing activities	(641,010)	9,571,730

Net increase (decrease) in cash and cash equivalents	(15,101,913)	7,632,297

Cash and cash equivalents at beginning of period	17,376,757	3,529,262

Cash and cash equivalents at end of period	$2,274,844	$11,161,559

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$118,305	$115,685

Schedule of non-cash investing and financing transactions
Acquisition of patent rights for installment obligation	$57,097	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2008 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2008 are not necessarily an indication of operating results for the full year.

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

The Company invests excess cash from time to time in highly liquid equity investments of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of current period earnings. For the six months ended June 30, 2008, $6,326 in unrealized income, $250 in realized loss, and $16,711 in management fees expense were included in interest income. The Company had no such investments at June 30, 2007.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,191,000 shares for the six months ended June 30, 2008, and approximately 8,784,000 shares for the six months ended June 30, 2007) would be to decrease loss per share.

Note 2 — Inventories

Inventories consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Finished goods	$318,976	$341,835
Goods in process	46,421	53,198
Raw materials	197,114	212,291

	$562,511	$607,324

Note 3 — Property and Equipment

Property and equipment consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Tenant improvements	118,660	166,660
Lab equipment	960,849	883,005
Office and computer equipment	155,370	138,826

	4,931,618	4,885,230
Less accumulated depreciation	1,512,395	1,355,939

	$3,419,223	$3,529,291

Note 4 — Other Long Term Assets

Other long term assets consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Patents and trademarks and applications, net of accumulated
amortization of $44,018 and $31,581	$1,272,898	$965,482
Goodwill, net of accumulated amortization of $60,712	387,239	387,239
Deferred loan costs, net of accumulated amortization
of $27,439 and $24,584	29,646	32,500
Lessee rent deposit and other	21,623	52,311

	$1,711,406	$1,437,532

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Loan costs are being amortized over the term of the related agreements using the straight-line method.

In January 2008, the Company executed an amendment to its license agreement, which was originally signed for animal uses, with The Washington University to expand the use of the licensed single-chain constructs of follicle-stimulating hormone (“FSH”), luteinizing hormone (“LH”), thyrotropin or thyroid-stimulating hormone (“TSH”) and human chorionic gonadotropin (“hCG”) for diagnostic use in humans. In consideration of the amendment, the Company agreed to pay a total of $125,000 in cash, payable $65,000 at execution followed by four quarterly installments of $15,000, each. This obligation has been discounted at an assumed interest rate of 8% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $122,097 (remaining balance of $43,247 at June 30, 2008, is included with accrued expenses), which has been capitalized as additional patent costs at June 30, 2008. The royalty provisions of the original agreement also apply to the expanded uses.

Note 5 — Debt Agreements

Notes payable and installment obligations consisted of the following as of June 30, 2008:

	Total balance	Current	Long-term
Mortgage notes	$2,898,361	$91,860	$2,806,501
Note payable - related party	391,715	391,715	—
Other installment obligations	188,378	175,190	13,188

Totals	$3,478,454	$658,765	$2,819,689

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building in the original amount of $3,250,000. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”).

Note Payable — Related Party:

The Company has a note payable to a stockholder (a former officer) in the aggregate principal amount of $391,715, at June 30, 2008, bearing interest at the rate of 6% per annum. The note required total monthly payments of $10,000 until June 2008, when the then remaining balance was payable (paid off in July 2008).

Other Installment Obligations:

In August 2007, the Company executed an agreement with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreement, the Company agreed to pay a total of $350,000, in eight quarterly installments of $43,750, each. The Company has discounted this obligation at an assumed interest rate of 8% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $326,754, which was recorded as a research and development expense in 2007. At June 30, 2008, this obligation totaled $166,534.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At June 30, 2008, such obligations totaled $21,844.

Note 6 — License Agreement

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which the Company expects to be substantially achieved in 2008. Ongoing royalties will be payable to the Company upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with the University of Washington (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements, will be paid to the University. The obligation for such front end fees (totaling $440,000) has been recorded and is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the life of the license agreement. As of June 30, 2008, deferred revenue of $913,947 has been classified as a current liability and $830,066 as a long-term liability. The current liability portion includes the net front-end fee amount that is subject to certain conditions. Each such amount also includes $100,000 of deferred revenue associated with the existing Merial agreement. During the period ended June 30, 2008, $15,987 was recorded as the amortized license fee income from the Novartis agreement.

Note 7 — Stockholders’ Equity

During the six months ended June 30, 2008, employees exercised 400,433 options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) generating $428,136 in cash proceeds and advisors exercised options for 55,000 shares of common stock generating $91,250 in cash.

During the six months ended June 30, 2008, the Company’s board of directors authorized a stock repurchase plan to purchase shares of the Company’s common stock up to a maximum of $5.0 million. Purchases are made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows the Company to repurchase its shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using the Company’s working capital. A total of approximately 232,000 common shares have been purchased through June 30, 2008 at a total cost of approximately $992,000.

During the six months ended June 30, 2007, the Company received cash proceeds of $9,583,485 from the exercise of 7,416,256 warrants held by investors in the 2004 and 2005 offerings. No fees were paid on any proceeds, and the proceeds were used for working capital, new product development and general corporate purposes. During the six months ended June 30, 2007, the holder of a total of 525,000 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 525,000 rights were surrendered and cancelled, and the holder was issued a total of 374,085 common shares. During the six months ended June 30, 2007, employees exercised 55,000 options outstanding under the Company’s 2002 Stock Incentive Plan generating $38,500 in cash proceeds and two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash.

During the six months ended June 30, 2007, Richard Donnelly, President, was granted 25,000 shares of stock with an estimated fair value of $2.96 per share, in connection with the renewal of his employment agreement.

Note 8 — Customer Concentration

At June 30, 2008, four customers accounted for approximately 10%, 14%, 17% and 25%, of total accounts receivable. For the six months ended June 30, 2008, two customers represented more than 10% of the Company’s sales, accounting for approximately 46% and 22%, of the sales for the period. At December 31, 2007, one customer accounted for 70% of total accounts receivable. For the six-month period ended June 30, 2007, the Company had three customers, which generated more than 10% of the Company’s revenues and totaled approximately 27%, 22% and 17%.

Note 9 — Stock Based Compensation

The Company currently provides stock-based compensation to employees, directors and consultants, under the Company’s Plan that has been approved by the Company’s shareholders. In June 2008 the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan to 4,600,000 from 4,250,000. Stock options granted under this plan generally vest over one to three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock option and other stock-based compensation during the six month periods ended June 30, as follows:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Stock options to employees and directors	$190,298	$113,259	$396,276	$222,007
Stock options to advisory board members	15,173	69,500	76,751	119,707
Stock options to consultants	98,235	34,740	203,775	82,980
Restricted stock awards	—	—	—	74,000

Total stock-based compensation	$303,706	$217,499	$676,802	$498,694

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

	2008	2007
Expected life	5 years	10 years
Volatility	68% to 69%	68% to 71%
Risk-free interest rate	2.65% to 3.45%	4.68% to 4.81%
Dividend yield	0%	0%
Forfeitures estimated	10%	10%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. Based upon recent trends, commencing in 2008 the expected life was revised to five years. The expected volatility is based on the historical price volatility of AspenBio Pharma’s common stock since July 1, 2005, based upon management’s assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

A summary of stock option activity of options to employees, directors and advisors, for the six months ended June 30, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,347,376	$1.29
Granted	386,313	6.63
Exercised	(455,433)	1.14
Forfeited	(11,667)	3.13

Outstanding at June 30, 2008	3,266,589	$1.94	7.0	$14,665,000

Exercisable at June 30, 2008	2,474,878	$1.08	6.4	$13,125,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2008.

Included with options granted under the Company’s 2002 Stock Incentive Plan are options to acquire 373,376 shares of common stock cumulatively granted through June 30, 2008, to members of the Company’s advisory board and consultants, exercisable at prices ranging from $.70 to $4.43, per share, with various vesting periods up to three years and expiring after ten years.

During the six months ended June 30, 2008, there were 386,313 stock options granted under the Plan with a weighted average fair value at the grant date of $3.91 per option. Of this amount, 356,313 were granted to officers and directors of the Company exercisable at an average of $6.54 per share vesting over a three year period annually in arrears; 30,000 were granted to employees at an average $7.79 per share vesting over a three year period annually in arrears. All of the options granted expire in ten years. Employee options for 11,667 shares expired upon the employee’s termination from the Company during the six months ended June 30, 2008.

During the six months ending June 30, 2008, employees exercised 400,433 options outstanding under the Company’s Plan generating $428,136 in cash proceeds and advisors exercised options for 55,000 shares of common stock generating $91,250 in cash. During the 2008 period, the 455,433 options exercised by employees and advisors had an intrinsic value when exercised of $3,089,000.

During the six months ended June 30, 2007, 350,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to officers and directors exercisable at the then fair market value of $2.96 per share, vesting over a three-year period annually in arrears and expiring in ten years. An advisor was granted 25,000 stock options at $4.43 per share, vesting over a three-year period annually in advance and expiring in ten years. During the same six month period, an employee of the Company was granted 15,000 options to purchase common stock exercisable at $4.25 per share. These options terminated upon his resignation in the same quarter. During the six months ended June 30, 2007, employees exercised 55,000 options outstanding under the Company’s 2002 Stock Incentive Plan generating $38,500 in cash proceeds and two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash.

During the six months ended June 30, 2007, employees exercised 55,000 options outstanding under the Company’s 2002 Stock Incentive Plan generating $38,500 in cash proceeds and two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash.

Based upon the Company’s experience approximately 90% or approximately 2,940,000 options, are expected to vest in the future, under their terms. The total value of stock options granted to employees, directors and advisors that vested during the six months ended June 30, 2008 and 2007 was $493,000 and $131,000, respectively.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the period ended June 30, 2008 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	699,753	$2.48	$1.99
Granted	386,313	6.63	3.91
Vested	(282,688)	2.15	1.74
Forfeited	(11,667)	3.13	2.45

Nonvested at June 30, 2008	791,711	$4.61	$3.01

As of June 30, 2008, based upon employee, advisor and consultant options granted to that point there was approximately $1,800,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Subsequent to June 30, 2008, an advisor exercised options to acquire 6,000 shares of common stock outstanding under the Company’s Plan generating $9,600 in cash proceeds and a former consulting firm surrendered 36,646 options on a cashless basis in exchange for the issuance of 30,000 shares of common stock. Effective July 1, 2008, the board of directors appointed a new Director granting him a total of 65,674 options exercisable at $6.38 per share, vesting over three years in arrears and expiring in ten years.

Common stock purchase options:

Through June 30, 2008, in addition to the stock options discussed above, the Company had outstanding 924,800 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. Such rights include 525,000 options which were vested upon issuance, of which 75,000 are exercisable at $1.00 per share and expire in 2008, 180,000 are exercisable at $1.80 per share and expire in 2009, 90,000 are exercisable at $5.00 per share and expire in 2010, 60,000 are exercisable at $12.00 per share and expire in 2011, 45,000 are exercisable at $6.01 per share and expire in 2010 and 75,000 are exercisable at $9.15 per share and expire in 2010. The remaining 399,800 are exercisable at $1.07 per share and expire in January 2009.

Operating expenses for the six months ended June 30, 2008 and 2007 include $203,775 and $82,980, respectively, for the value of the investor relations consulting options. The fair value of the options, recorded as a consulting expense related to investor relations services, at the 2008 grant dates has been estimated using the Black-Scholes valuation model, with the following assumptions: a) 0% dividend yield, b) expected price volatility 68-69%, c) a risk-free interest rate of 2%-3% and an expected term of three years.

Subsequent to June 30, 2008, an investor relations firm was granted 15,000 options to purchase shares of common stock exercisable at $6.01 per share and 15,000 options during August 2008 to purchase shares of common stock exercisable at $5.57 per share. The options were vested upon grant and expire in three years.

ITEM 2

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations

Comparative Results for the Six Months Ended June 30, 2008 and 2007

Sales for the six months ended June 30, 2008, totaled $475,000, which is a $37,000 or 7% decrease from the 2007 period. This decrease in sales is primarily attributable to a change in product mix between the two periods combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At June 30, 2008, the Company had outstanding customer open orders totaling approximately $114,000. These orders will be recorded in sales as the products are produced and shipped.

Cost of sales for the six months ended June 30, 2008 totaled $355,000; a $38,000 or 12% increase as compared to the 2007 period. As a percentage of sales, gross margin was 25% in the 2008 period as compared to 38% in the 2007 period. The change in the gross margin percent resulted from the lower level of sales combined with the change in the product mix during the period. Cost of sales overall was also negatively impacted by higher overhead costs.

Selling, general and administrative expenses in the six months ended June 30, 2008, totaled $2,483,000, which is a $1,125,000 or 83% increase as compared to the 2007 period. The increase relates to a $175,000 increase in stock-based compensation granted to employees, advisors and consultants and an increase of $277,000 in higher personnel costs from the hiring of additional personnel and higher wages. Increases of $80,000 in insurance, $143,000 in legal and $340,000 in public company expense also contributed to the increase.

Research and development expenses in the 2008 period totaled $2,361,000, which is a $1,523,000 or 182% increase as compared to the 2007 period. The change is due primarily to an increase of $1,413,000 in development costs incurred related primarily to the appendicitis blood test products.

As a result of the improved cash position in 2008, interest income of approximately $456,000 was earned in 2008 as compared to $168,000, in the 2007 comparable period.

No income tax benefit was recorded on the loss for the six months ended June 30, 2008, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three-Month Periods Ended June 30, 2008 and 2007

Sales for the three months ended June 30, 2008 totaled $100,000, which is a $77,000 or 43% decrease from the 2007 period. The decrease in sales is primarily attributable to a change in product mix between the two periods combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs.

Cost of sales for the three months ended June 30, 2008 totaled $140,000; a $7,000 or 4% decrease as compared to the 2007 period. As a percentage of sales, gross margin decreased to a negative 40% in the 2008 period as compared to a profit of 17% in the 2007 period. The decrease is gross profit margin is primarily the result of lower sales levels combined with higher overhead costs.

Selling, general and administrative expenses in the three months ended June 30, 2008, totaled $1,230,000, which is a $598,000 or 95% increase as compared to the 2007 period. The increase relates to $237,000 increase in wages and accrued incentive compensation and approximately $77,000 increased non-cash stock based equity compensation during the period. Public company expenses increased by $126,000 and legal fees increased by $87,000. In addition, general overhead expenses also increased due to expanded activities.

Research and development expenses in the 2008 period totaled $1,563,000, which is a $1,019,000 or 187% increase as compared to the 2007 period. The change is due primarily to increases in product development, primarily being incurred for outsourced contract consulting and development services on the appendicitis blood test products.

Due to the increase in cash in the 2008 period, interest income of approximately $187,000 was earned in 2008, an increase of approximately $65,000 over the 2007 period.

        Liquidity and Capital Resources

We reported a net loss of $4,387,000 during the six months ended June 30, 2008, which included $856,000 in non-cash expenses relating to stock-based compensation totaling $677,000 and depreciation and amortization totaling $179,000. At June 30, 2008, we had working capital of $20,840,000. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products in order to attempt to continue to secure near-term value from these products from either additional entering licensing agreements for their rights or generating revenues directly from sales of the products.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the balance of the fiscal year ending December 31, 2008, are anticipated to total approximately $200,000 to $300,000. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2008 will continue to increase significantly over the levels incurred for the three months ended June 30, 2008. The primary expenditures will be to continue to fund our United States Food and Drug Administration (“FDA”) 510(k) clearance for our initial appendicitis screening technology, AppyScore™. Additionally, development and testing costs in support of the current pipeline products as well as to file patents and revise and update previous filings on our technologies will continue to increase. Our principal development products consist of the appendicitis tests and the single-chain animal hormone products. With the commencement of the 800 patient FDA clinical trial in June 2008 for AppyScore, and continued advances in development activities for the AppyScreen™ product, we expect that expenditures for development and testing activities during the balance of 2008 and in to early 2009 will increase substantially over recent levels. As we make progress towards commercialization of these products including evaluation of strategic alternatives to effectively maximize the value of our technology we will need to consider possible transaction and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic path determined. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, whom we have collaborated with on the appendicitis products. In the event that the product is commercialized and we sell it or in the event of a transaction involving a sale of all or a portion of the company, the Bealer Agreement provides for a 10% royalty payment to Dr. Bealer of what AspenBio receives. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development \ manufacture of initial batches of certain of our products for which we are seeking FDA approval. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. We are in discussions with other potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our medical devices who can economically manufacture them to produce products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and specified penalty and royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2008.

We have a twenty-year permanent mortgage facility on our land and building with a balloon maturity date of July 2013. The loan requires monthly payments of approximately $23,700. We also had a 6% note payable to a stockholder under a note for approximately $392,000 at June 30, 2008, that was repaid under its terms in July 2008.

During the six months ended June 30, 2008, we received cash proceeds of $519,000 from the exercise of 455,433 options.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which the Company expects to be substantially achieved in 2008. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with the University of Washington (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements (such as the Novartis Agreement), will be paid to the University. The obligation for such front end fees has been recorded and is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the life of the license agreement. As of June 30, 2008, deferred revenue of $913,947 has been classified as a current liability and $830,066 as a long-term liability. The current liability portion includes the net front-end fee amount that is subject to certain conditions. Each such amount also includes $100,000 of deferred revenue associated with the existing Merial agreement. During the period ended June 30, 2008, $15,987 was recorded as the amortized license fee income for the Novartis agreement.

In April, 2008 our board of directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares have been purchased through June 30, 2008 at a total cost of approximately $992,000.

We expect to continue to incur cash losses from operations for the near-term and these losses could be significant as we incur product development and FDA trial expenses. We believe that our current working capital position will meet our near-term needs. Our investments are maintained in relatively short term, high quality investments instruments, to ensure we have access to cash as needed.

        Operating Activities

Net cash consumed by operating activities was $14,045,000 during the six months ended June 30, 2008. Of this total, $12,426,000 in cash was invested in short term securities during the six months ended June 30, 2008. Cash was consumed by the loss of $4,387,000 less non-cash expenses of $677,000 for stock-based compensation issued for services and $179,000 for depreciation and amortization. A net increase in accounts payable and accrued liabilities of $236,000 generated cash arising from the increased level of activities. Deferred revenues increased by $1,560,000 from the Novartis license agreement.

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

        Investing Activities

Net cash outflows from investing activities consumed $416,000 during the 2008 period. The net outflow was attributable to purchases of property and equipment of $97,000 and payments of $317,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $451,000 during the 2007 period. The outflow was attributable to purchases of property and equipment of $212,000 and payments of $250,000 for patents and trademark application costs.

        Financing Activities

Net cash outflow from financing activities consumed $641,000 during the 2008 period. Proceeds of $519,000 from the exercise of common stock options was received, $992,000 was consumed to repurchase and retire the Company’s common stock and $168,000 was consumed for repayments under existing debt agreements.

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

Item 4.  Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the last day of the period of the accompanying financial statements    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)     The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

During the three months ended June 30, 2008, 45,000 options to acquire common shares exercisable at $6.01 per share were granted to a consultant in consideration for investor relations services. The options vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuances. No commission or other remuneration was paid on these issuances.

(c)     The following sets forth all repurchases of the Company’s common stock made in the quarter covered by this report.

AspenBio Pharma, Inc.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program

April 25-30, 2008	175,000	$4.29	175,000	—
May 1- 31, 2008	22,000	4.17	22,000	—
June 1-30, 2008	35,000	4.27	35,000	—

Total	232,000	$4.28	232,000	(2)

(1)	All shares purchased were acquired in open market purchases and acquired under the publically announced buy-back plan.

(2)	On April 25, 2008, the company announced an authorized common stock repurchase program of up to $5 million that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program is administered by management and may be discontinued at any time. The above amounts represent total cumulative purchases to date and potentially leave an additional approximate $4,008,000 that was authorized under the program.

Item 4.   Submission of Matters to a Vote of Security Holders

On June 9, 2008, the Company held its 2008 Annual Meeting of Shareholders. At the meeting the following directors were elected to serve until the next annual meeting or until their successors are elected and qualified:

Name	Shares FOR	WITHHOLD Authority To Vote
Richard G. Donnelly	23,718,782	244,839

Douglas I. Hepler	23,740,717	222,904

Gregory Pusey	23,752,255	211,366

Gail S. Schoettler	23,128,373	835,248

David Welch	23,238,081	725,540

Mark J. Ratain	23,795,503	168,118

Proposal: Amendment to the Company's 2002 Stock Incentive Plan Increasing the Common Shares Reserved Under the Plan to 4,600,000 from 4,250,000.

Shares FOR	Shares AGAINST	ABSTAIN
13,959,902	722,970	85,160

Item 6.   Exhibits

(a)   Exhibits

EXHIBIT	DESCRIPTION

10.1	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AspenBio Pharma, Inc. (Registrant)
Dated: August 13, 2008	By: /s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer