Form 10-Q
period 2008-09-30
AspenBio Pharma, Inc.
filed 2008-11-12
CIK 1167419

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of no par value common stock outstanding as of November 10, 2008 was 31,160,590.

ASPENBIO PHARMA, INC.

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,693,606	$17,376,757
Short-term investments	18,538,706	8,486,721
Accounts receivable, net (Note 8)	34,689	67,906
Inventories (Note 2)	591,602	607,324
Prepaid expenses and other current assets	245,410	156,441

Total current assets	21,104,013	26,695,149

Property and equipment, net (Notes 3 and 5)	3,437,986	3,529,291

Other long term assets, net (Note 4)	1,749,738	1,437,532

Total assets	$26,291,737	$31,661,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$657,807	$313,072
Accrued compensation	191,929	740,331
Accrued expenses - other	546,547	257,916
Deferred revenue, current portion (Note 6)	913,947	100,000
Current portion of notes payable (Note 5)	461,622	694,150

Total current liabilities	2,771,852	2,105,469

Notes payable, less current portion (Note 5)	2,719,710	2,952,825
Deferred revenue, less current portion (Note 6)	814,079	100,000

Total liabilities	6,305,641	5,158,294

Commitments and contingencies

Stockholders' equity (Notes 7 and 9):
Common stock, no par value, 60,000,000 shares authorized;
31,127,258 and 30,865,825 shares issued and outstanding	43,492,864	42,887,192
Accumulated deficit	(23,506,768)	(16,383,514)

Total stockholders' equity	19,986,096	26,503,678

Total liabilities and stockholders' equity	$26,291,737	$31,661,972

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended September 30, (Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Sales (Note 8)	$227,525	$210,553	$702,959	$723,113
Cost of sales	141,821	232,275	496,939	549,360

Gross profit (loss)	85,704	(21,722)	206,020	173,753

Other revenue - fee (Note 6)	15,987	—	31,974	—

Operating expenses:
Selling, general and administrative
(includes non cash compensation
of $388,560; $260,272; $1,065,362
and $759,046)	1,037,376	1,150,172	3,520,642	2,508,578
Research and development	1,963,196	1,050,267	4,324,385	1,888,868

Total operating expenses	3,000,572	2,200,439	7,845,027	4,397,446

Operating loss	(2,898,881)	(2,222,161)	(7,607,033)	(4,223,693)

Other income (expense):
Interest income	178,015	140,222	634,012	308,073
Interest expense	(53,893)	(60,086)	(175,692)	(178,557)
Other, net	38,465	—	25,459	—

Total other income	162,587	80,136	483,779	129,516

Net loss	$(2,736,294)	$(2,142,025)	$(7,123,254)	$(4,094,177)

Basic and diluted net loss per share	$(.09)	$(.08)	$(.23)	$(.16)

Basic and diluted weighted average number of shares outstanding	31,117,128	27,977,752	31,179,785	25,395,260

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(7,123,254)	$(4,094,177)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	273,831	199,772
Stock based compensation for services	1,065,362	759,046
Non-cash charges	311,254	326,754
Amortization of deferred revenue	(31,974)	—
(Increase) decrease in:
Short term investments	(10,051,985)	(9,115,124)
Accounts receivable	33,217	258,440
Inventories	15,722	(170,447)
Prepaid expenses and other current assets	(90,652)	(71,418)
Increase (decrease) in:
Accounts payable	344,735	(154,302)
Accrued expenses	231,534	675,402
Accrued compensation	(548,402)	30,000
Deferred revenue	1,560,000	—

Net cash used by operating activities	(14,010,612)	(11,356,054)

Cash flows from investing activities:
Purchases of property and equipment	(200,661)	(338,635)
Patent and trademark application costs	(308,494)	(256,502)
Other long-term assets	5,589	—

Net cash used by investing activities	(503,566)	(595,137)

Cash flows from financing activities:
Repayment of notes payable	(709,283)	(181,082)
Proceeds from exercise of stock warrants and options	532,186	9,763,922
Repurchase of stock	(991,876)	—
Addition to other long-term obligation	—	906

Net cash (used) provided by financing activities	(1,168,973)	9,583,746

Net decrease in cash and cash equivalents	(15,683,151)	(2,367,445)

Cash and cash equivalents at beginning of period	17,376,757	3,529,262

Cash and cash equivalents at end of period	$1,693,606	$1,161,817

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$169,401	$174,275

Schedule of non-cash investing and financing transactions
Acquisition of patent rights for installment obligation	$57,097	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the "Company" or "AspenBio Pharma") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the periods ended September 30, 2008 are not necessarily an indication of operating results for the full year.

Note 1 — Significant accounting policies

Investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time the Company's cash account balances exceeds the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly liquid equity investments of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,271,000 shares for the nine months ended September 30, 2008, and approximately 4,348,000 shares for the nine months ended September 30, 2007) would be to decrease loss per share.

Note 2 — Inventories

Inventories consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Finished goods	$278,114	$341,835
Work in process	46,174	53,198
Raw materials	267,314	212,291

	$591,602	$607,324

Note 3 — Property and Equipment

Property and equipment consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Tenant improvements	118,660	166,660
Lab equipment	1,060,971	883,005
Office and computer equipment	158,280	138,826

	5,034,650	4,885,230
Less accumulated depreciation	1,596,664	1,355,939

	$3,437,986	$3,529,291

Note 4 — Other Long Term Assets

Other long term assets consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Patents and trademarks and applications, net of accumulated
amortization of $50,237 and $31,581	$1,312,417	$965,482
Goodwill, net of accumulated amortization of $60,712	387,239	387,239
Deferred loan costs, net of accumulated amortization
of $28,866 and $23,158	28,218	32,500
Lessee rent deposit and other	21,864	52,311

	$1,749,738	$1,437,532

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Loan costs are being amortized over the term of the related agreements using the straight-line method.

In January 2008, the Company executed an amendment to its license agreement, which was originally signed for animal uses, with The Washington University to expand the use of the licensed single-chain constructs of follicle-stimulating hormone (“FSH”), luteinizing hormone (“LH”), thyrotropin or thyroid-stimulating hormone (“TSH”) and human chorionic gonadotropin (“hCG”) for diagnostic use in humans. In consideration of the amendment, the Company agreed to pay a total of $125,000 in cash, payable $65,000 at execution followed by four quarterly installments of $15,000, each. This obligation has been discounted at an assumed interest rate of 8% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $122,097 (remaining balance of $29,118 at September 30, 2008, is included with accrued expenses), which has been capitalized as additional patent costs at September 30, 2008. The royalty provisions of the original agreement also apply to the expanded uses.

Note 5 — Debt Agreements

Notes payable and installment obligations consisted of the following as of September 30, 2008:

	Total balance	Current	Long-term

Mortgage notes	$2,874,898	$165,823	$2,709,075
Other installment obligations	306,434	295,799	10,635

Totals	$3,181,332	$461,622	$2,719,710

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building in the original amount of $3,250,000. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”).

Note Payable — Related Party:

The Company had a note payable to a stockholder (a former officer) in the aggregate principal amount of $391,715 bearing interest at the rate of 6% per annum. The note required total monthly payments of $10,000. The balance was paid off in July 2008.

Other Installment Obligations:

In August 2007, the Company executed an agreement with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreement, the Company agreed to pay a total of $350,000, in eight quarterly installments of $43,750, each. The Company discounted this obligation at an assumed interest rate of 8% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $326,754, which was recorded as research and development expense in 2007. At September 30, 2008, this obligation totaled $126,137.

In September 2008, the Company executed an agreement with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreement, the Company agreed to pay a total of $250,000, in six quarterly installments of $41,667, each. The Company discounted this obligation at an assumed interest rate of 6% (which represents the rate management believes it could borrow at for similar financings) resulting in an initial principal obligation of $243,639, which was recorded as research and development expense in September 2008. At September 30, 2008, this obligation totaled $160,572.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At September 30, 2008, such obligations totaled $19,725.

8

Note 6 — License Agreement

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which the Company expects to be substantially achieved in 2008. Ongoing royalties will be payable to the Company upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St. Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements, will be paid to the University. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the license fees; as of September 30, 2008, $190,000 has been paid to the University, and the remaining $250,000 is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the life of the license agreement. As of September 30, 2008, deferred revenue of $913,947 has been classified as a current liability and $814,079 as a long-term liability. The current liability portion includes the net front-end fee amount that is subject to certain conditions. Each such amount also includes $100,000 of deferred revenue associated with the existing Merial agreement. During the period ended September 30, 2008, $31,974 was recorded as the amortized license fee income arising from the Novartis agreement.

Note 7 — Stockholders’ Equity

During the nine months ended September 30, 2008, employees exercised 400,433 options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) generating $428,136 in cash proceeds and advisors exercised options for 63,000 shares of common stock generating $104,050 in cash. Also during the nine months ended September 30, 2008, the holder of 36,346 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 36,346 rights were surrendered and cancelled, and the holder was issued 30,000 common shares.

During the nine months ended September 30, 2008, the Company’s board of directors authorized a stock repurchase plan to purchase shares of the Company’s common stock up to a maximum of $5.0 million. Purchases are made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows the Company to repurchase its shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using the Company’s working capital. A total of approximately 232,000 common shares have been purchased through September 30, 2008, at a total cost of approximately $992,000.

During the nine months ended September 30, 2007, the Company received cash proceeds of $9,642,335 from the exercise of 7,416,256 warrants held by investors in the 2004 and 2005 offerings. No fees were paid on any proceeds, and the proceeds were used for working capital, new product development and general corporate purposes. During the nine months ended September 30, 2007, the holders of a total of 550,000 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 550,000 rights were surrendered and cancelled, and the holders were issued a total of 394,047 common shares. During the nine months ended September 30, 2007, employees exercised 110,000 options outstanding under the Company’s 2002 Stock Incentive Plan generating $81,000 in cash proceeds and two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash.

During the nine months ended September 30, 2007, Richard Donnelly, President, was granted 25,000 shares of stock with an estimated fair value of $2.96 per share, in connection with the renewal of his employment agreement.

Note 8 — Customer Concentration

At September 30, 2008, one customer accounted for approximately 41% of total accounts receivable, and two more customers accounted for approximately 14% of total accounts receivable each. For the nine months ended September 30, 2008, three customers represented more than 10% of the Company’s sales, accounting for approximately 43%, 16%, and 11%, of the sales for the period. At December 31, 2007, one customer accounted for 70% of total accounts receivable. For the nine-month period ended September 30, 2007, the Company had three customers which generated more than 10% of the Company’s revenues and totaled approximately 27%, 23% and 12%.

Note 9 — Stock Based Compensation

The Company currently provides stock-based compensation to employees, directors and consultants, under the Plan that has been approved by the Company’s shareholders. In June 2008 the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan to 4,600,000 from 4,250,000. Stock options granted under this plan generally vest over one to three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock option and other stock-based compensation during the periods ended September 30, as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Stock options to employees and directors	$233,240	$104,621	$629,516	$326,628
Stock options to advisory board members	13,000	39,296	89,751	159,083
Stock options to consultants	142,320	116,355	346,095	199,335
Restricted stock awards	—	—	—	74,000

Total stock-based compensation	$388,560	$260,272	$1,065,362	$759,046

Stock Options

AspenBio Pharma accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions and for future rate used for grants in 2008 and 2007:

	2008	2007
Expected term	5 years	10 years
Volatility	68% to 69%	65% to 71%
Risk-free interest rate	2.60% to 3.21%	4.37% to 5.16%
Dividend yield	0%	0%
Forfeitures estimated	10%	10%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. Based upon recent trends, commencing in 2008 the expected life was revised to five years. The expected volatility is based on the historical price volatility of AspenBio Pharma’s common stock since July 1, 2005, based upon management’s assessment of the appropriate life to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations.

A summary of stock option activity of options to employees, directors and advisors, for the nine months ended September 30, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,347,376	$1.29
Granted	461,987	6.60
Exercised	(463,433)	1.15
Forfeited	(15,000)	2.87

Outstanding at September 30, 2008	3,330,930	$2.04	7.0	$14,202,000

Exercisable at September 30, 2008	2,461,865	$1.08		$12,714,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2008.

Included with options granted under the Company’s 2002 Stock Incentive Plan are options to acquire 365,376 shares of common stock cumulatively granted through September 30, 2008, to members of the Company’s advisory board and consultants, exercisable at prices ranging from $.70 to $4.43, per share, with various vesting periods up to three years and expiring after ten years.

During the nine months ended September 30, 2008, there were 461,987 stock options granted under the Plan with a weighted average fair value at the grant date of $3.90 per option. Of this amount, 421,987 were granted to officers and directors of the Company exercisable at an average of $6.51 per share vesting over a three year period annually in arrears. A total of 40,000 options were granted to employees at an average $7.49 per share vesting over a three year period annually in arrears. All of the options granted expire in ten years. Employee options for 15,000 shares expired upon the employees termination from the Company during the nine months ended September 30, 2008.

During the nine months ending September 30, 2008, employees exercised 400,433 options outstanding under the Company’s Plan generating $428,136 in cash proceeds and advisors exercised options for 63,000 shares of common stock generating $104,050 in cash. During the 2008 period, the 463,433 options exercised by employees and advisors had an intrinsic value when exercised of $3,105,000.

During the nine months ended September 30, 2007, 350,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to officers and directors exercisable at the then fair market value of $2.96 per share, vesting over a three-year period annually in arrears and expiring in ten years. An advisor was granted 25,000 stock options at $4.43 per share, vesting over a three-year period annually in advance and expiring in ten years. During the same nine month period, an employee of the Company was granted 15,000 options to purchase common stock exercisable at $4.25 per share. These options terminated upon his resignation in the same quarter. Four employees were granted 21,000 options, 1,000 at $4.65, 10,000 at $4.68, and 10,000 options at $5.94. During the nine months ended September 30, 2007, employees exercised 110,000 options outstanding under the Company’s 2002 Stock Incentive Plan generating $81,000 in cash proceeds and two advisors exercised options for 66,666 shares of common stock generating $40,667 in cash.

Based upon the Company’s experience, approximately 90% or approximately 2,998,000 options are expected to vest in the future, under their terms. The total value of stock options granted to employees, directors and advisors that vested during the nine months ended September 30, 2008 and 2007 was $489,000 and $372,000, respectively.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the period ended September 30, 2008 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	699,753	$2.48	$1.99
Granted	461,987	6.60	3.90
Vested	(277,675)	2.87	1.76
Forfeited	(15,000)	2.18	2.26

Nonvested at September 30, 2008	869,065	$4.75	$3.07

As of September 30, 2008, based upon employee, advisor and consultant options granted to that point there was approximately $1,811,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Subsequent to September 30, 2008, an advisor exercised options to acquire 33,332 shares of common stock outstanding under the Company’s Plan generating $23,332 in cash proceeds.

Common stock purchase options:

Through September 30, 2008, in addition to the stock options discussed above, the Company had outstanding 939,800 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. Such rights include 570,000 options which were vested upon issuance, of which 75,000 are exercisable at $1.00 per share and expire in 2009, 180,000 are exercisable at $1.80 per share and expire in 2009-2010, 90,000 are exercisable at $5.00 per share and expire in 2010, 60,000 are exercisable at $12.00 per share and expire in 2010-2011, 60,000 are exercisable at $6.01 per share and expire in 2011 and 30,000 are exercisable at $5.57 per share and expire in 2011, and 75,000 are exercisable at $9.15 per share and expire in 2010. The remaining 369,800 are exercisable at $1.07 per share and expire in January 2009.

Operating expenses for the nine months ended September 30, 2008 and 2007 include $346,095 and $199,335, respectively, for the value of the investor relations consulting options. The fair value of the options, recorded as a consulting expense related to investor relations services, at the 2008 grant dates has been estimated using the Black-Scholes valuation model, with the following assumptions: a) 0% dividend yield, b) expected price volatility 68-69%, c) a risk-free interest rate of 2%-3% and a term of three years.

Subsequent to September 30, 2008, an investor relations firm was granted 20,000 options to purchase shares of common stock exercisable at $5.57 per share. The options were vested upon grant and expire in three years.

ITEM 2

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations

Comparative Results for the Nine Months Ended September 30, 2008 and 2007

Sales for the nine months ended September 30, 2008, totaled $703,000, which is a $20,000 or 3% decrease from the 2007 period. This decrease in sales is primarily attributable to a change in product mix between the two periods combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. At September 30, 2008, the Company had outstanding customer open orders totaling approximately $2,000. These orders will be recorded in sales as the products are produced and shipped.

Cost of sales for the nine months ended September 30, 2008 totaled $497,000; a $52,000 or 10% decrease as compared to the 2007 period. As a percentage of sales, gross margin was 29% in the 2008 period as compared to 24% in the 2007 period. The change in the gross margin percent resulted from the lower level of sales combined with the change in the product mix during the period. Cost of sales overall was also positively impacted by lower applied overhead costs.

Selling, general and administrative expenses in the nine months ended September 30, 2008, totaled $3,521,000, which is a $1,012,000 or 40% increase as compared to the 2007 period. The increase relates to a $306,000 increase in stock-based compensation granted to employees, advisors and consultants and an increase of $185,000 in an employee costs. Additional increases included $185,000 in legal and $124,000 in public company expense, $32,000 increase in taxes (non-income), $22,000 increase in travel expenses and a $40,000 increase in insurance, all such increases primarily attributable to higher levels of activity.

Research and development expenses in the 2008 period totaled $4,324,000, which is a $2,436,000 or 129% increase as compared to the 2007 period. The change is due primarily to an increase of $2,275,000 in development and FDA clinical trial costs being incurred related primarily to the appendicitis blood test products.

Primarily as a result of the improved cash position, net of generally lower interest rates, in 2008 as compared to 2007, interest income of approximately $634,000 was earned in 2008 as compared to $308,000, in 2007.

No income tax benefit was recorded on the loss for the nine months ended September 30, 2008, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three-Month Periods Ended September 30, 2008 and 2007

Sales for the three months ended September 30, 2008 totaled $228,000, which is a $17,000 or 8% increase from the 2007 period. The increase in sales is primarily attributable to a change in product mix between the two periods combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs.

Cost of sales for the three months ended September 30, 2008 totaled $142,000; a $90,000 or 39% decrease as compared to the 2007 period. As a percentage of sales, gross margin was 38% in the 2008 period as compared to a loss of 10% in the 2007 period. The increase is gross profit margin is primarily the result of lower overhead costs combined with higher sales levels.

Selling, general and administrative expenses in the three months ended September 30, 2008, totaled $1,037,000, which is an $113,000 or 10% decrease as compared to the 2007 period. The decrease relates to reductions in employee costs of $203,000 and public company expenses of $79,000, net of increases of stock-based compensation granted to employees, advisors and consultants of $128,000 and increases in legal expenses of $79,000 primarily associated with contract matters.

Research and development expenses in the 2008 period totaled $1,963,000, which is a $913,000 or 87% increase as compared to the 2007 period. The change is due primarily to increases in product development, primarily being incurred for outsourced contract consulting, development costs and FDA clinical trials expenses on the appendicitis blood test products.

Due to the increase in cash in the 2008 period, interest income of approximately $178,000 was earned in 2008, an increase of approximately $38,000 over the 2007 period.

        Liquidity and Capital Resources

We reported a net loss of $7,123,000 during the nine months ended September 30, 2008, which included $1,650,000 in non-cash expenses relating to stock-based compensation totaling $1,065,000, depreciation and amortization totaling $274,000 and $311,000 in non-cash charges. At September 30, 2008, we had working capital of $18,332,000. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products in order to attempt to continue to secure near-term value from these products from either additional entering licensing agreements for their rights or generating revenues directly from sales of the products.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2008, are anticipated to total approximately $100,000 to $200,000. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that expenditures for research and development for the remainder of the fiscal year ending December 31, 2008 will continue generally at the levels incurred for the three months ended September 30, 2008. The primary expenditures will be to continue to fund our United States Food and Drug Administration (“FDA”) 510(k) clearance for our initial appendicitis blood test technology, AppyScore™. Additionally, development and testing costs in support of the current pipeline products as well as to file patents and revise and update previous filings on our technologies will continue to increase. Our principal development products consist of the appendicitis tests and the single-chain animal hormone products. With the commencement of the 800 patient FDA clinical trial in June 2008 for AppyScore, and continued advances in development activities two additional appendicitis test formats, we expect that expenditures for development and testing activities during the balance of 2008 and into 2009 will continue generally at the recent levels. As we make progress towards commercialization of these products including evaluation of strategic alternatives to effectively maximize the value of our technology we will need to consider possible transaction and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic path determined. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, whom we have collaborated with on the appendicitis products. In the event that the product is commercialized and we sell it or in the event of a transaction involving a sale of all or a portion of the company, the Bealer Agreement provides for a 10% royalty payment to Dr. Bealer of what AspenBio receives. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

We have a twenty-year permanent mortgage facility on our land and building with a balloon maturity date of July 2013. The loan requires monthly payments of approximately $23,700. We also had a 6% note payable to a stockholder that was repaid under its terms in July 2008.

During the nine months ended September 30, 2008, we received cash proceeds of $532,000 from the exercise of 463,433 options.

In April, 2008 our board of directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares have been purchased through September 30, 2008 at a total cost of approximately $992,000.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which the Company expects to be substantially achieved in 2008. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements (such as the Novartis Agreement), will be paid to the University. The obligation for such front end fees has been recorded and is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the life of the license agreement. As of September 30, 2008, deferred revenue of $913,947 has been classified as a current liability and $814,079 as a long-term liability. The current liability portion includes the net front-end fee amount that is subject to certain conditions. Each such amount also includes $100,000 of deferred revenue associated with the existing Merial agreement. During the period ended September 30, 2008, $31,974 was recorded as the amortized license fee income for the Novartis agreement.

We expect to continue to incur cash losses from operations for the near-term and these losses could be significant as we incur product development and FDA trial expenses. We believe that our current working capital position will meet our near-term needs. Our investments are maintained in relatively short term, high quality investments instruments, to ensure we have access to cash as needed.

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the investment parameters of the short term investments, the recoverability of receivables and inventories, the fair value of assets, and the Company’s liquidity. At this point in time, there has not been a material impact on the Company’s assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results.

        Operating Activities

Net cash consumed by operating activities was $14,011,000 during the nine months ended September 30, 2008. Of this total, $10,052,000 in cash was invested in short term securities during the nine months ended September 30, 2008. Cash was consumed by the loss of $7,123,000 less non-cash expenses of $1,065,000 for stock-based compensation issued for services, $274,000 for depreciation and amortization and $311,000 in non-cash charges. A net increase in accounts payable and accrued liabilities of $28,000 generated cash. Deferred revenues increased by $1,560,000 from the Novartis license agreement.

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

        Investing Activities

Net cash outflows from investing activities consumed $504,000 during the 2008 period. The net outflow was attributable to purchases of property and equipment of $201,000 and payments of $308,000 for patents and trademark application costs.

Net cash outflows from investing activities consumed $595,000 during the 2007 period. The outflow was attributable to purchases of property and equipment of $339,000 and payments of $257,000 for patents and trademark application costs.

        Financing Activities

Net cash outflow from financing activities consumed $1,169,000 during the 2008 period. Proceeds of $532,000 from the exercise of common stock options was received, net of $992,000 consumed to repurchase and retire the Company’s common stock and $709,000 consumed for repayments under existing debt agreements.

Net cash inflows from financing activities generated $9,584,000 during the 2007 period. Proceeds of $9,764,000 from the exercise of common stock options and warrants were received, net of $181,000 for repayments under existing debt agreements.

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

Item 4.  Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008.

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

During the three months ended September 30, 2008, 45,000 options to acquire common shares exercisable at $6.01 per share were granted to a consultant in consideration for investor relations services. The options vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance. No commission or other remuneration was paid on this issuance.

(c)     During the quarter covered by this report, the Company did not make any purchases of its common shares under the previously announced authorized common stock repurchase program of up to $5 million that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. The program is administered by management and may be discontinued at any time.

Item 4.   Submission of Matters to a Vote of Security Holders

None

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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 12, 2008		Jeffrey G. McGonegal, Chief Financial Officer