Form 10-K
period 2008-12-31
AspenBio Pharma, Inc.
filed 2009-03-16
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______

Commission file number: 001-33675

AspenBio Pharma, Inc.
(Exact name of registrant as specified in charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 South Perry Street Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (303) 794-2000

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well known, seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes ☐    No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:      Yes ☐    No ☒

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2008, computed by reference to the closing price on that date was $141,217,000.

The number of shares outstanding of the registrant’s common stock at March 13, 2009, was 31,696,748.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement, which is due to be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2008

ASPENBIO PHARMA, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

		Page

PART I

Item 1.	Business	2
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	*
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	*
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 8.	Financial Statements	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	51
Item 9A.	Controls and Procedures	51

PART III

Item 10.	Directors and Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	52
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions and Director Independence	52
Item 14.	Principal Accountant Fees and Services	52

PART IV

Item 15.	Exhibits	53

*  –  Item is not applicable as Company relies on scaled disclosure standards as of December 31, 2008.

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

        Statements concerning the establishment of reserves and adjustments for dated and obsolete products, expected financial performance, on-going business strategies and possible future action which we intend to pursue to achieve strategic objectives constitute forward-looking information. The sufficiency of such charges, implementation of strategies and the achievement of financial performance are each subject to numerous conditions, uncertainties, and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements, include, without limitation, management’s analysis of our assets, liabilities, and operations, the failure to sell date-sensitive inventory prior to its expiration, competition, new product development by competitors, which could render particular products obsolete, the inability to develop or acquire and successfully introduce new products or improvements of existing products, problems in collecting receivables, testing or other delays or problems in introducing any of our development products, and difficulties in obtaining financing on an as-needed basis.

PART I

ITEM 1.    BUSINESS

Overview

        AspenBio Pharma, Inc. (the “Company” or “AspenBio” also “we”, “us” or “our”) is an emerging bio-pharmaceutical company dedicated to the discovery; development, manufacture, and marketing of novel proprietary products that have large worldwide market potential. We were originally formed in August 2000, as a Colorado corporation to produce purified proteins for diagnostic applications and have successfully leveraged our foundational science and technology expertise to rapidly develop a pipeline of new products. Today, the Company is primarily focused on advancing towards commercialization, our recently patented blood-based human diagnostic test, AppyScore™ to aid in the diagnosis of human appendicitis and several novel reproduction drugs for use in high value animals.

Human Diagnostics

        AppyScore is the only known blood-based test to the aid in diagnosis of appendicitis. The test is designed to provide a timely, quantitative, and objective assessment for appendicitis which we believe will significantly aid Emergency Department (“ED”) physicians in triaging patients complaining of abdominal pain. AppyScore measures the abundance of MRP 8/14, an inflammation biomarker which we have identified to be elevated in acute appendicitis and demonstrates a strong correlation to the severity of the disease. We believe the AppyScore product has the potential to enhance the accuracy and speed of diagnosis and improve the standard of care for acute appendicitis.

        Appendicitis Overview and Market

        Appendicitis is a rapidly progressing condition which typically occurs over a period of 24 to 36 hours from start to perforation. Failure to accurately diagnose and treat appendicitis before perforation can lead to serious complications and, in some cases, death. The current diagnostic and treatment paradigm for appendicitis includes review of the patient’s clinical presentation, health history, blood chemistry, and white blood count. Based on these indicators, patients that are considered to be at risk for appendicitis in the US are then typically sent for Computed Tomography (“CT”) imaging (or in some cases ultrasound) for further diagnosis and then surgery. Unfortunately, imaging-based methods are subject to interpretation and can lead to inaccurate or inconclusive diagnosis. One medical report (Graff et al., 2000 Acad Emerg Med Vol 7 n 11 pp 1244-55) which analyzed approximately 1,026 appendicitis patients from 12 hospitals found that an average of 18.6% of patients (ranging from 10.6% to 27.8% per hospital) were incorrectly diagnosed as not having appendicitis and were sent home, only to return to the emergency room with more advanced or perforated (burst) appendicitis. In addition, despite the extensive use of use of CT to help diagnose the condition, approximately 15 to 20% of appendectomies remove a normal appendix resulting in unnecessary surgery for the patient and unnecessary cost to the healthcare system. We believe that AppyScore represents a powerful new tool that will help surgeons minimize the negative appendectomy rate without increasing the incidence of perforation among patients with suspected appendicitis.

        It is estimated that approximately 5-7% of the world’s population will get appendicitis in their lifetime. In the U.S. alone, we estimate that there are approximately 6,000,000 patients that enter emergency departments annually complaining of abdominal pain resulting in approximately 320,000 cases of appendicitis. To date there appears to be no individual sign, symptom, test, or procedure capable of providing an objective and reliable diagnosis of appendicitis. Although the use of a CT appears to be the most widely used diagnostic tool, its results are subject to interpretation and can be inconclusive. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition. In addition, approximately 58,000 patients annually suffer a perforated appendix because they are not diagnosed correctly and / or in time. A dilemma for surgeons is minimizing the negative appendectomy surgery rate without increasing the incidence of a life threatening perforation among patients referred for suspected appendicitis. We expect AppyScore will provide the only objective and quantitative approach to assist physicians in their diagnostic algorithm and rapidly provide important new information as doctors form their initial clinical impression in patients with acute right lower quadrant abdominal pain.

        Clinical and Product Development

        In December 2008 we completed an 800 patient pivotal clinical trial for AppyScore for use as an aid in the diagnosis of appendicitis. Based on these results, we plan to file a 510(k) with the United States Food and Drug Administration (“FDA”) to seek clearance of the AppyScore ELISA platform used in the pivotal trial. It is expected that the product’s intended use will be to aid in the diagnosis of appendicitis, when AppyScore is used in conjunction with other clinical findings and laboratory tests.

        We have received our Pre-IDE response from the FDA and are pursuing a 510(k) (Pre-Market Notification) regulatory clearance which we expect to file with the FDA in 2009. The basis of a 510(k) filing will be one of comparing the new diagnostic entity to an existing assay, or “predicate” that is substantially equivalent. Although we plan to file using a predicate, we expect that because AppyScore is the first test to aid in the diagnosis of appendicitis, we may not find a comparable test (predicate) which already has FDA clearance. However, if that happens we would then expect to be told by FDA that there is no acceptable substantially equivalent predicate and the application will be routed into the de novo process, a procedural method that places a new diagnostic test on the de novo path (meaning that this would be a new classification of device).

        To date, around 50 products have successfully followed this path since this approach came into effect in 1997. If AppyScore follows the de novo process there are benefits, including once cleared it may allow greater flexibility to make product modifications and upgrades.

         Our commercialization plan to maximize the value and effectiveness of the AppyScore product in the marketplace is to advance the FDA 510(k) clearance process on our ELISA test while simultaneously completing development and testing of our rapid assay cassette with reader instrument. This reader instrument is in advanced prototype development and has many features and benefits over the current ELISA test format. The benefits include rapid results in fifteen minutes versus forty five minutes for the ELISA, a fully integrated automated standalone assay system that significantly reduces operator dependence, reduces the potential for error and is designed to interface with the hospital’s LIMS system. It is expected that clinical trials of this rapid assay with reader will commence either in late 2009 or early 2010. Trials will be designed to support the 510(k) application for this platform, as well as enhance the clinical utility of AppyScore.

        Animal Healthcare

        Through our “single-chain gonadotropin” platform technology we licensed from Washington University in St. Louis and further developed by AspenBio, we are developing animal healthcare products focused on reproduction, initially in bovine, to be followed by other livestock species of economic importance. Our largest opportunity to date in this area is BoviPure LH™ – a recombinant hormone analog that induces ovulation and reduces the risk of pregnancy loss in dairy cows. We are also developing a novel breakthrough drug designed for super-ovulation of cows: BoviPure FSH™, a single-chain bovine FSH analog that works in a single dose versus conventional FSH drugs which require a total of 8 doses to be given every 12 hours for consecutive 4 days. Both of these drugs, BoviPure LH and BoviPure FSH were licensed in 2008 to Novartis Animal Health under a long-term world-wide development and marketing agreement and are currently advancing in the FDA approval process.

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

        It is estimated that there are between 16 and 20 million artificial insemination attempts annually in dairy cows in the United States alone. Recent research has indicated that BoviPure LH may provide additional economic benefits to expand the market potential for use with artificial insemination in dairy cows. We believe the US pregnancy maintenance annual market for BoviPure LH could exceed $200 million annually which would be marketed under the Novartis agreement. With a modest 20 percent market penetration estimate, this product could exceed $40 million in gross revenue annually in the U.S. market alone. We believe there are similar or greater potential markets outside the U.S.

        Human Diagnostic Antigens

        AspenBio is a supplier of purified proteins for diagnostic applications to large medical diagnostic companies and research institutions. We manufacture and market approximately 20-30 purified protein products primarily for use as controls by diagnostic test kit manufacturers and research facilities, to determine whether diagnostic test kits are functioning properly. In 2008, we had approximately $821,000 in revenue from these products

        Corporate Information

        We are located at 1585 S. Perry Street, Castle Rock, CO 80104. Our phone number is (303) 794-2000 and our facsimile is (303) 798-8332. We currently employ twenty-four full-time employees and two part-time employees. We also regularly use part-time student interns and we will hire additional personnel depending upon our research and development needs at any given time some of whom may be contract employees. We maintain a website at www.aspenbiopharma.com. The information contained in, or that can be accessed through, the website is not part of this annual report.

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

Triage — prioritize patients for further medical diagnosis, treatment or examination.

WBC — WBC is an abbreviation for white blood cell count. The white blood cells are analyzed from a blood sample collected as part of a standard protocol for patients suspected of having appendicitis who have entered the Emergency Department of a hospital.

Product Overview

        Our current approach is to search for opportunities where we can use our scientific expertise in the fields of protein purification, molecular biology, genomics and proteomics to create unique, competitive, and if possible, proprietary and/or patented products. We also focus on expanding into other uses for purified proteins, principally for diagnosis and treatment of humans and animals. An important factor in the development of diagnostics products is the potential to proceed relatively quickly from product concept to saleable product as compared to therapeutic products which often require many more years to reach the market, due to significantly more stringent regulatory requirements for therapeutic products.

        Products currently in our pipeline consist of product candidates in various stages of clinical and pre-clinical development. One of our business strategies is to focus primarily on products and technologies which we believe have attractive worldwide markets and significant product margin potential. Our appendicitis screen test AppyScore is an example of this primary focus. We also pursue technologies under “in-licensing” agreements with third parties such as universities, researchers or individuals; add value by advancing the stage of research and development on the technologies through proof of concept, and then will either “out-license” to “Big Pharma and or Diagnostic” companies and/or continue with in-house development towards regulatory approval, product introduction and launch. Presently many if not all development products in our existing pipeline are under the regulatory jurisdiction of the FDA.

AppyScore Human Appendicitis Triage Blood Test:

        Appendicitis is a common acute surgical problem primarily affecting children and young adults under 30 years of age. It typically is an acute event that occurs between 24 and 36 hours from the initiation of symptoms to the point where if it is not operated on and removed it may perforate or burst causing a potentially life threatening event for the patient. It is estimated that approximately 6,000,000 patients enter U.S. emergency rooms with abdominal pain and that after diagnosis this results in approximately 320,000 appendicitis surgeries. An accurate diagnosis of appendicitis is a difficult challenge for emergency room doctors and the ability to do so effectively is a significant factor in achieving a successful patient outcome. An accurate and effective diagnosis, however, can be time consuming, expensive and difficult because there is considerable overlap of appendicitis with other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a reliable diagnosis of appendicitis. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition. Published data indicates that in the United States, an estimated 15-20% of appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery. In addition, approximately 58,000 patients suffer a perforated (or burst) appendix because they are not diagnosed in time. A dilemma for surgeons is minimizing the negative appendectomy surgery rate without increasing the incidence of perforation among patients referred for suspected appendicitis. Techniques currently used by emergency room doctors to diagnose millions of patients complaining of stomach and abdominal pain are expensive, time consuming, and can have high error rates. After performing basic tests and a physical health examination, a CT scan is the most commonly used emergency room diagnostic method used in the U.S. to rule out appendicitis for patients with abdominal pain. Currently the total estimated cost of an abdominal or pelvic CT scan plus associated fees can range from several hundreds of dollars to well over several thousands of dollars per procedure resulting in a total estimated expense of over $1.0 billion annually in the U.S. on CT to diagnose appendicitis. The scans can take more than four hours to complete (including typical processing time) and expose many patients to extremely high levels of ionizing radiation. While CT scans are still the current medical standard for diagnosing appendicitis, CT diagnostic error rates are estimated to exceed 15% and a high percentage of CT scans are simply inconclusive. The present approach contributes to a significantly large number of unnecessary (negative) appendicitis surgeries and false-negatives due to diagnostic errors.

        In addition to health risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $740 million annually in the U.S. alone (Flum et al., Arch Surg. 2002;137:799-804). Additionally up to 25% of patients are not diagnosed correctly in time and suffer a potentially life-threatening perforation of the appendix requiring immediate and more complex emergency surgery. Due to a very high risk of serious internal infection, perforated appendix cases require a more lengthy hospital stay, longer recovery or treatment period, substantially increased cost and tremendous discomfort for the patient. Appendicitis is one of the leading causes of litigation related claims of medical malpractice due to many factors including high diagnostic error rates, negative appendectomies, and increased cost and complications in cases where the appendix perforates

        Appendicitis most frequently occurs in patients aged 10 to 30, but can affect all ages. The appendicitis condition usually involves abdominal pain. Appendicitis is especially difficult to diagnose in children and young adults using a CT scan because many patients in this age group have low body fat resulting in very poor tissue differentiation or contrast on the CT scan. Our new blood-based appendicitis triage or screening test also has the potential to enhance overall safety by reducing the amount of radiation exposure from unnecessary CT scans.

        The Company continues to make progress in the development and testing of its first-generation blood-based human diagnostic tests designed to rapidly aid in the diagnosis of appendicitis in patients complaining of abdominal pain. Specifically, we have created and optimized a specialized test to detect a marker in the blood associated with appendicitis and have tested this assay in several clinical research trials involving hundreds of human patients.

        Preliminary results indicate that our first-generation ELISA triage screen test is highly effective in identifying patients with acute appendicitis. This marker demonstrates a strong correlation with the severity of appendicitis. As a result of these positive developments, the Company is advancing its appendicitis triage blood screen test AppyScore, which is based on a blood test result scoring system designed to be used as an initial appendicitis triage or screening test for patients entering an emergency department or urgent care facility complaining of abdominal pain. We anticipate that our new appendicitis triage screening test will be incorporated in routine blood testing as a patient’s blood sample is taken in the ordinary course of an initial assessment of any patient entering the emergency department. Our appendicitis blood test scoring system is designed to numerically measure the blood marker level, which guides the physician in determining not only the presence but also the potential stage or severity of appendicitis being experienced by the patient. Determining the stage or severity of appendicitis helps the physician assess the level of possible danger and the potential for the appendix to perforate, potentially causing life-threatening complications.

        We have been working for some time in a productive collaboration with Dr. John Bealer, an experienced pediatric surgeon based in Denver, Colorado, to develop and refine the appendicitis diagnostic technology. Dr. Bealer has been a significant catalyst in the positive progress for development of this technology. Our creativity in discovery efforts and expertise in diagnostic development helped advance this test to the point where we are optimistic about the possibility of bringing AppyScore to market. We believe this test will cost-effectively and accurately assist emergency room personnel and primary care physicians to triage patients complaining of abdominal pain. Our test is designed to quickly divide abdominal patients into two patient groups, those at high risk of being appendicitis cases and those which are not. AppyScore is designed to provide the emergency department physicians with more accurate individual patient information on suspected appendicitis cases and in a time frame much faster than previous technology would allow.

         Our first-generation AppyScore test is expected to be sold into the emergency room diagnostic market. If successfully developed and cleared by the FDA, we expect our patented test to be the only blood based triage screen specifically for appendicitis in the worldwide market. We believe there is a significant worldwide market opportunity for this product.

        Beginning in 2004, AspenBio initiated the establishment of an intellectual property portfolio for the appendicitis testing technology and products. The Company has filed for and is pursuing worldwide patent coverage related to several aspects of the initial discovery and various test applications. Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of the test. Strong scientific and technical progress remains the basis for these innovative efforts. In March 2009, the United States Patent and Trademark Office issued AspenBio’s patent directed to methods relating to its appendicitis diagnostic technology. This patent, No. 7,501,256, is entitled ‘Methods and Devices for Diagnosis of Appendicitis’. At this time, additional patent applications are pending in various jurisdictions.

Recombinant Analog Drugs for Animal Reproduction

Single-Chain Gonadotropin Technology Breakthrough — Recombinant LH and FSH

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

        To date, no commercially successful recombinant, or “man-made” LH or FSH hormone product has been developed and introduced for animals because the heterodimeric complex (“combined alpha and beta subunits”) is unstable, causing the alpha and beta units to rapidly separate. To our knowledge this instability and lack of assembly have resulted in production yields that are unacceptable, making commercial products unfeasible. To overcome this, we have exclusively licensed technology for use in animals, successfully developed by Dr. Irving Boime of The Washington University (St. Louis, MO). Dr. Boime’s work involves the construction and molecular characterization of single-polypeptide-chain-variants of LH and FSH.

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

        As provided in the world-wide licensing agreement, Novartis, in conjunction with AspenBio is implementing the cGMP manufacturing and process validations of our two leading bovine drugs BoviPure FSH and BoviPure LH. We are currently advancing the stages of cGMP manufacturing and validation steps required to allow the start of pivotal FDA safety and efficacy studies. Our long-term goal is to methodically leverage this “single-chain gonadotropin” technology into numerous generations of products for potential application in multiple species. We are attempting to prioritize each potential worldwide market value and likelihood of successful distribution.

Licensing Agreements for Animal Drugs

        BoviPure LH and BoviPure FSH were licensed in 2008 to Novartis Animal Health under a long-term world-wide development and marketing agreement and are currently advancing in the FDA approval process. We currently anticipate that we will be able to secure and execute additional worldwide license agreements covering single-chain products for other species of economic importance as development efforts for such species advance. We currently expect that such development activity will advance during 2009.

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

        The worldwide population of dairy cows exceeds 100 million, of which approximately 58 million cows are located in North America, Europe and the former Soviet Union. According to industry estimates approximately 70% of cows in the North American and European dairy industry are artificially inseminated (“AI”). Although there are no known published reports regarding the number of timed or synchronized cow breedings, we believe, based on discussions with industry sources, that there are an estimated 16 to 20 million artificially inseminated cows in timed breeding programs in the United States.

        The average number of days per year that a cow remains open has steadily increased over a number of years. This has had a negative impact on the average milk revenue produced per head. A significant percentage of dairy cows, when artificially inseminated, do not become pregnant. There is a growing percentage, estimated currently at 70% of artificially inseminated cows that do become pregnant however, they abort or absorb prior to delivery. Lower pregnancy rates are associated with higher milk production costs.

        Several reproduction drug products and breeding management programs have been introduced over the last 20 to 30 years that are designed to create more effective breeding programs for artificially inseminated cows. Despite these drugs and programs, bovine reproduction efficiencies have continued to decline. The total cost of artificially inseminating a cow, including the semen, breeder time, and the administration of Gonadorelin (e.g. Cystorelin® “GnRH”, sold by Merial) and Prostaglandin (“PGF”, e.g. Lutalyse®, sold by Pfizer) to promote ovulation is estimated to be in the range of $15 to $35 per head per treatment (excluding labor) before the cost of ultrasound for determining pregnancy status. The majority of this cost is incurred again with each subsequent artificial insemination, averaging at least two treatments per year to achieve successful pregnancy.

Bovine Reproduction Products

        Under the world-wide agreement with Novartis, the following Bovine products, BoviPure LH (single-chain LH analog for cows), BoviPure FSH™ (single-chain FSH analog for cows) are advancing. These specialized products are designed to create more effective breeding programs for artificially inseminated dairy cows (LH) and to increase the efficiency of superovulation (FSH). Pregnancy is necessary for efficient milk production and effective reproduction programs increase milk production per cow and profitability of the dairies, by leaving fewer open (“not pregnant”) cows.

BoviPure LH

        BoviPure LH is a novel single-chain LH analog for cows. This new hormone analog is believed to induce ovulation and produce a phenomenon that has been shown to reduce the rate of pregnancy loss in cows. Currently, approximately 70% of dairy cows fail to conceive and / or maintain a viable pregnancy resulting in significant financial and production losses to the dairy farmer. BoviPure LH™ (LH luteinizing hormone) analog for cows utilizes our exclusively licensed “single-chain gonadotropin” technology which we believe will offer cost and performance advantages (when manufacturing volumes are achieved) over conventional bovine hormone products available in the worldwide market.

        We have filed and received an INADA file number for this product with the FDA. That application officially commenced the FDA approval process for BoviPure LH which is currently being optimized for expression and the start of official cGMP processes and validations. This application and testing process is now being led by Novartis under the licensing agreement we entered into with them in 2008.

        We believe this drug may create totally new ovulation and pregnancy maintenance applications for artificially inseminated dairy cows. It is estimated that there are between 16 and 20 million artificial insemination attempts annually in dairy cows in the United States alone. While large scale statistically significant studies are required to definitively demonstrate its specific properties and advantages, we believe BoviPure LH™ would be an applicable and beneficial product administered to dairy cows as part of an artificial insemination program as a therapeutic treatment to improve the quality of ovulation and help maintain pregnancy. Based upon an assumed net selling price we believe the total potential U.S. market for BoviPure LH™ we estimate an annual gross market potential which could exceed $200 million which would be marketed under the Novartis agreement. With a modest 20 percent market penetration estimate, this product could generate approximately $40 million in gross revenue annually in the U.S. market alone. We believe there are similar or greater potential markets outside the U.S. Actual market penetration forecasts would depend on the drug efficacy (rate of ovulation, enhancement of fertility and pregnancy improvement) along with the ability to penetrate the total market. Such marketing advancement will be done by Novartis under our license agreement with them. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be clients operating commercial dairy herds using timed (synchronized) breeding programs.

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

        We have filed and received an INADA file number with FDA. We have successfully completed characterization, pilot dose and pilot efficacy testing on this product. In fact, we have confirmed it can provide superior efficacy in a single dose versus conventional market leading porcine FSH drugs which require 8 injections given every 12 hours for 4 days. This application and testing process is being led by Novartis under their agreement. Due to the significant number of product advantages that we expect BoviPure FSH™ to have over conventional FSH extract products we believe we can garner a premium price per dose for this new compound. This premium price position is supported by the extra benefits and properties we expect BoviPure FSH™ to deliver including high purity, consistent bioactivity plus potentially significant product administration labor savings.

        We believe the annual estimated market for this product exceeds $20 million which would be marketed under the Novartis agreement and is expected that as this drug becomes commercially available that its uses may grow due to other developments in animal reproduction. As a recombinant hormone drug, this product will be prescribed and marketed by licensed veterinarians, the ultimate customers will be producer clients operating commercial dairy and beef breeding herds.

SurBred™

         SurBred™ is a novel blood test designed to identify open cows 10 to 20 days sooner than methods currently used in dairy cattle throughout the world. While delayed in development, the test kit we intend to produce would permit pregnancy status to be determined sooner than the traditional methods, which, in turn, would permit a herd manager to repeat the artificial insemination process at an earlier date for cows tested to be open. Our test is designed to exclude any physical manipulation of the cow other than a simple blood sample. This immunoassay-based blood test would not be subject to FDA approval regulations. We entered into licensing agreements with the University of Idaho and the University of Wyoming in 2001, to obtain the exclusive rights to the marker used in the open cow test technology. We have filed expanded patent protection for this technology in pending patent applications, as well as a U.S. federal trademark application for “SurBred™,” the planned name of the open cow test kit.

        In 2003 we entered into a distribution agreement with Merial Limited for the worldwide sales and marketing rights to this test. Merial, a joint venture between Merck and Aventis, is one of the world’s leading animal health companies. Based on findings of a field trial during 2003, we concluded that improvements were needed to the test. We are working on determining the best path to optimizing the test to provide an effective and accurate product. We currently can provide no assurance of success or an estimated timeline.

Equine Reproduction Products

        The equine breeding industry currently lacks any effective method that can precisely control follicular development and ovulation. Extracts containing pituitary derived LH and FSH have been shown to be effective; however, the lack of a reliable commercial product has prevented wide use. Human chorionic gonadotropin (hCG) is also used but horses often develop an immune response to and repeated use can cause it to become ineffective. GnRH-derived products have been shown to be effective in inducing ovulation in the horse. The only such approved product for use in the horse, Ovuplant™, has been withdrawn due to non-compliance with specific FDA regulations and has been off the market for the past two years. However, a number of compounding pharmacies have entered the market with a number of inexpensive versions of compounded Deslorelin reagents. While Ovuplant is off the market these inexpensive compounded products have devalued the market significantly which has resulted in low market prices for equine ovulation agents. Over time, we expect market value conditions to improve. Equine breeding is seasonal; beginning in early spring through mid summer and therefore products sold for use in equine breeding are sold on a seasonal basis.

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

EquiPure LH™

        EquiPure LH™ is a novel single-chain LH analog for horses. It is designed to stimulate follicular development, induce ovulation in estrous mares thereby providing better overall breeding management and convenience to breeders. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be horse owner clients and clients operating breeding farms. At present we expect to focus our resources on our Bovine products which represent the highest potential revenue sources of our current drugs in late-stage development.

EquiPure FSH™

        EquiPure FSH™ is a novel single-chain FSH analog for horses. It is designed to assist mares through transition and for “super-ovulation” (for embryo transfer) in horses throughout the world. As part of our product development strategy focused on improving animal reproduction, we are in late stage development of this recombinant form of follicle stimulating hormone. We have now successfully produced gram-level quantities of EquiPure FSH for testing purposes as a result of manufacturing scale-up of this product. This new drug will compete in the market with existing “animal derived” equine FSH products and will offer compelling product cost, safety and efficacy benefits over existing equine FSH drugs sold in the market. This product is anticipated to be a significant advancement in the growing equine embryo transfer and transition assistance markets. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be horse owner clients and clients operating breeding farms.

Human diagnostic antigens

        The market for human antigens and tumor markers is estimated at approximately $2 million, annually. We believe we currently are the largest supplier in our market, and nearly all of our revenues to date have come from sales of these products. We expect to continue adding products to our diagnostic protein line. We do not currently sell our products under contracts. Sales are made generally on an open account on a purchase order basis. The customers for our human antigen products are the manufacturers of the diagnostic test kits and research facilities and brokers who sell to these same end users. Historically we have been dependent upon a limited number of large customers, as three of our larger customers accounted for a total of 37%, 14% and 13%, respectively, of our net sales for the year ended December 31, 2008. The loss of a significant customer would have a material adverse effect on this division of our business.

Raw Materials

        Our human antigens are purified from human tissue or fluids. We generally have several sources available for the materials needed, some of which are from international sources. At times in the past we run short of certain raw materials. Accordingly, certain of the materials purchased require longer lead times to be received for processing and production. We do not have supply agreements in place for raw material purchases. There are several suppliers for our raw materials and we believe therefore that we will have reasonable access to raw materials. From time to time, depending upon our purchase orders, one raw material supplier may represent a concentration of our purchases.

        We have cultured cell lines and recombinant material for both human and animal proteins. Ultimately, we expect that this type of production will replace the need for tissue or fluids as a source material, thereby reducing the chance of contamination from possible impurities.

        We continue to optimize production and effective methods to produce BoviPure LH™ and Bovipure FSH in combination with Novartis under our development and marketing agreement with them. The EquiPure LH™, and EquiPure FSH™ products may also benefit from these advances. Depending upon among other items, financial constraints, protein expression yields and cGMP manufacturing capability we have entered and will continue to enter into development agreements with outside contractors specializing recombinant drug manufacturing under both cGMP and non-GMP conditions to assist us in similar product determinations and development for the recombinant products and future new drugs.

Intellectual Property

        In 2004, AspenBio began building an intellectual property portfolio for the human appendicitis testing technology and products. The Company has filed for worldwide patent coverage related to several aspects of the initial discovery and various test applications. During early 2006, our U.S. and international patent applications entitled “Methods and devices for diagnosis of appendicitis” were published by the United States Patent Office and the International Bureau of the World International Patent Organization. In March 2009, the United States Patent and Trademark Office issued AspenBio’s United States patent directed to methods relating to its appendicitis diagnostic technology. In March 2009 the United States Patent and Trademark Office issued AspenBio’s patent directed to methods relating to its appendicitis diagnostic technology. This patent, No. 7,501,256, is entitled ‘Methods and Devices for Diagnosis of Appendicitis’. We also have filed a further separate patent applications seeking to expand the worldwide position of intellectual property protection associated with this technology as further discussed below.

        Further enhancement and expansion of the proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of tests. Strong scientific and technical progress remains the basis for these innovative efforts.

         The patent portfolio for the human AppyScore appendicitis diagnostic technologies has recently been expanded primarily in two dimensions. In the first dimension, the platform patent position has progressed towards strategic worldwide coverage. Based on earlier U.S. and Patent Cooperation Treaty International patent applications, intellectual property rights are being widely pursued in over 60 selected countries and markets by entering the national or regional phase of activity. These additional directions relate in part to the unique ability for the blood-based biomarker tests to assist not only in diagnosing the presence or absence of appendicitis, but also in assessing more precisely and accurately the clinical grade of appendicitis condition. These improvements are designed to significantly enhance the quality of triage and increase the speed of making clinically relevant diagnostic information available. These developments also offer more rapid test results in comparison with nuclear medicine and imaging techniques, while reducing the risk of ionizing radiation exposure to the patient.

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

        With respect to SurBred™ (open cow test), we entered into exclusive licensing agreements with the University of Idaho and the University of Wyoming in 2001, for the manufacture, use, sale and distribution of the marker used in the test and have applied for federal trademark protection in the United States.

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

Revenues — Historically, the majority of our revenues have come from domestic customers. During the years ended December 31, 2008 and 2007, AbD Serotec Limited, a European company based in England, accounted for a total of 1.7% and 20.2%, respectively of our net sales.

Research and Development

        We spent $6,025,000 on research and development in fiscal 2008 and $2,667,000 in fiscal 2007. We anticipate that expenditures for research and development for the fiscal year ending December 31, 2009 will generally be in line with amounts expended in 2008. Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the appendicitis tests and the single-chain animal hormone products. As we continue towards commercialization of these products including evaluation of strategic alternatives to effectively maximize the value of our technology we will need to consider a number of alternatives, including possible transaction and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic path determined.

        We expect that the primary expenditures will be incurred to continue to advance our initial appendicitis blood test technology, AppyScore™ through the FDA application and clearance process in addition to advancing development of the next generation appendicitis products. During the years ended December 31, 2008 and 2007, we expended approximately $4,446,000 and $645,000, respectively in direct costs for the appendicitis test development and related efforts. While commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and improvements being made in the test, we believe that 2009 will reflect significant progress in advancing and commercializing the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and the costs that we have incurred for the appendicitis patent may be deemed to be impaired. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, whom we have collaborated with on the appendicitis products. In the event that the product is commercialized and we sell it or in the event of a transaction involving a sale of all or a portion of the company, the Bealer Agreement provides for a 10% royalty payment to Dr. Bealer of what AspenBio receives.

        We are also advancing our discovery, development and intellectual property position with reference to additional markers which would ideally result in a blood test with sensitivity and specificity high enough to be a stand-alone diagnostic for appendicitis. We are in the process of generating additional intellectual property protection with reference to our advancements in this area to date. Our goal is to create a second-generation blood test that would directly compete with or eliminate the use of abdominal CT scans without the high cost and high ionizing radiation exposure.

        In April 2008, we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis”), to develop and launch our novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. We received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which we expect to be substantially achieved in 2009. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. We have agreed to fund our share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements (such as the Novartis Agreement), will be paid to the University. For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the life of the license agreement. We currently anticipate that the commercialization process for these two bovine products, which are both proceeding simultaneously, including securing required FDA and other major countries equivalent regulatory approval to market the products will encompass approximately four to five years. During the years ended December 31, 2008 and 2007, we expended approximately $478,000 and $947,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts. We expect that our portion of the future development and commercialization costs will be three to five million dollars for both products, which will be incurred over the development period. Should we be unable to achieve FDA clearance of the BoviPure LH and BoviPure FSH products, we would need to rely on other product opportunities to generate revenues.

        We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development \ manufacture of our products for which we are seeking FDA approval. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. We continue in discussions with potential manufacturers who meet full cGMP requirements, and who we believe are capable of large-scale manufacturing batches of our medical devices and who can economically manufacture them to produce products at an acceptable cost. Such development and manufacturing agreements may contain transfer fees and possible penalty and / or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2009. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

Compliance

FDA

        The Food and Drug Administration (“FDA”) has regulatory authority over certain of our planned products. Our existing antigen products require no approvals. We do not supply any of these products as therapeutics. Virtually all of these antigens products are the raw materials used as calibrators and controls within our customers’ quality assurance and quality controls departments.

AppyScore Appendicitis Triage Blood Tests —The FDA’s Center for Devices and Radiological Health (CDRH) is responsible for regulating firms who manufacture, repackage, re-label and or import medical devices sold in the U.S. Medical devices are classified into Class I, II and III. Currently our new appendicitis test is classified as non-invasive Class II medical devices by the FDA which will require Premarket Notification 510(k) clearance by FDA. Typically an FDA 510(k) clearance does not require lengthy approval requirements or processes beyond approximately one year. Therefore we anticipate being able to obtain an FDA 510(k) approval of our first appendicitis blood test AppyScore in 2009. Generally FDA product clearance is granted after specific clinical trials, GMP validations and quality control requirements have been achieved to the Agency’s satisfaction.

        Our plan is to submit a 510(k) application to the FDA, with our current ELISA platform. The basis of a 510(k) filing will be one of comparing the new diagnostic entity to an existing assay, or “predicate” that is substantially equivalent. Although we plan to file using a predicate, we expect that because AppyScore is the first test to aid in the diagnosis of appendicitis, we may not find a comparable test already approved by FDA. However, if that happens we would then expect to be told by FDA that there is no substantially equivalent predicate and the application are routed into the de novo process, a procedural method that places a new diagnostic test on the de novo path.

        Based on conversations with our consultants we believe this may be the pathway for AppyScore. This allows FDA to review the product without a predicate being defined. To date, around 50 products have successfully followed this path since this approach came into effect in 1997. If AppyScore is allowed to follow the de novo process there are benefits, including once approved it may allow greater flexibility to make product modifications and upgrades.

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

BoviPure LH and BoviPure FSH Drugs — We have filed and received an INADA file numbers which officially commences the approval process with the Veterinary — CVM section of the FDA for BoviPure LH (LH analog for cows) and BoviPure FSH (FSH analog for cows).

EquiPure LH and FSH Drugs — We are evaluating our position and plans regarding INADA filings for these two drugs and (Veterinary — CVM) FDA approval.

SurBred Open Cow Test — The open cow test should not be subject to FDA regulation. However, we will make a notification filing with the FDA, which advises the FDA of the expected uses and labeling of the product in the event we successfully complete and plan to introduce the product.

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

ITEM 1A. — RISK FACTORS

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

Therapeutic or diagnostic products to be used by humans must be approved by the FDA prior to marketing and sale. This applies to our ability to market, directly or indirectly our AppyScore appendicitis test. As new products these tests must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance, we may determine to conduct additional specific clinical trials; this process can take substantial amounts of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons, including for the purposed of obtaining a “not substantially equivalent” letter from the FDA and filing for a de novo review of our products. There is no assurance that any of our strategies for obtaining FDA approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The timing of such completion, submission and clearance could also impact our ability to realize market value from such tests. FDA clearance can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards. Similar approval requirements and contingencies will also be encountered in a number of major international markets.

FDA clearance is also required prior to marketing and sale for therapeutic products that will be used on animals, and can also require considerable time and resources to complete. New drugs for animals must receive New Animal Drug Application approval. This type of approval is required for the use of our therapeutic equine and bovine protein products. The requirements for obtaining FDA clearance are similar to that for human drugs described above and will require similar clinical testing. Approval is not assured and, once FDA clearance is obtained, we would still be subject to fines and suspension or revocation of clearance if we fail to comply with ongoing FDA requirements.

Advances in competing technologies or development of new technologies while we are securing FDA clearance and / or advancing production and marketing of our appendicitis tests could impact the ability to sell our tests and / or reduce their market potential.

The development of new technologies or improvements in current technologies for diagnosing appendicitis, including CT imaging agents and products that would compete with our appendicitis test could have an impact on our ability to sell the appendicitis tests or the sales price of the tests. This could impact our ability to market the tests and / or secure a marketing partner both of which could have a substantial impact on the value of our appendicitis products.

Medical reimbursement for our products under development, as well as a changing regulatory environment, may impact our business.

The U.S. healthcare regulatory environment may change in a way that restricts our ability to market our appendicitis tests due to medical coverage or reimbursement limits. Sales of our tests will depend in part on the extent to which the costs of our test are paid by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third party payors are increasingly challenging the prices charged for medical products and services. Traditionally, the containment of healthcare costs has become a priority of federal and state governments. Accordingly, our potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Any reduction in Medicare, Medicaid or other third-party payor reimbursements could have a negative effect on our operating results.

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

The successful development of a medical device such as our appendicitis test is highly uncertain and requires significant expenditures and time.

Successful development of medical devices is highly uncertain. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including manufacturing costs, pricing, reimbursement issues, or other factors that may make the product uneconomical to commercialize. In addition, success in preclinical clinical trials does not ensure that larger-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. If our large-scale clinical trials for a product are not successful, we will not recover our substantial investments in that product.

Factors affecting our R&D productivity and the amount of our R&D expenses include, but are not limited to the number and outcome of clinical trials currently being conducted by us and/or our collaborators.

Our results of operations could be affected by our royalty payments due to third parties.

Any revenues from products under development will likely be subject to royalty payments under licensing or similar agreements. Major factors affecting these payments include but are not limited to:

•	Government and third-party payer reimbursement and coverage decisions that affect the utilization of our products and competing products.
•	Sales of initial products and receipt of revenue, or sale of a division of the Company or the underlying intellectual property governed by the respective license agreement.
•	Whether and when contract milestones are achieved, as described in the respective license agreement.

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

A key aspect of our business strategy is to establish strategic partnerships. We currently have license arrangements with the University of Idaho, the University of Wyoming and The Washington University (St. Louis, MO), and a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. It is likely that we will seek other strategic alliances. We also intend to rely heavily on companies with greater capital resources and marketing expertise to market some of our products, such as our agreements with Novartis and Merial. While we have identified certain possible candidates for other potential products, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these collaborations or establish new collaborations in the future on acceptable terms. Furthermore, future arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the issuance of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, or if we fail to perform our obligations in a timely manner, the development or commercialization of our technology in potential products may be affected, delayed or terminated.

We may experience manufacturing problems that limit the growth of our revenue.

We purify human and animal antigens and tumor markers as our historical revenue base. In 2008, our revenues from these sales were approximately $821,000. We intend to introduce new products with substantially greater revenue potential, including recombinant drugs for our animal health business. We currently have entered into initial contracts with two manufacturing companies for initial batch and study work including one of these being a manufacturing partner who meets full cGMP requirements and is capable of large scale manufacturing batches of our recombinant drugs to expand the contractual relationship as part of the FDA approval process for our animal health business. Delays in finalizing and progressing under agreement with the cGMP facility may delay our FDA approval process and potentially delay sales of such drugs. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw inventory, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

Our success depends upon our ability to protect our intellectual property rights.

Our success will partially depend on our ability to obtain and enforce patents relating to our technology and processes and to protect our trade secrets. Third parties may challenge, narrow, invalidate or circumvent our patents and processes and / or demand payments of royalties that would impact our product costs. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the U.S. Patent Office nor the courts have a consistent policy regarding breadth of claims allowed or the degree of protection afforded under many biotechnology patents.

In an effort to protect our un-patented proprietary technology, processes and know-how, we require our employees, consultants and prospective partners to execute confidentiality agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, in some situations, these agreements may conflict, or be subject to, the rights of third parties with whom our employees or consultants have previous employment or consulting relationships. Also, others may independently develop substantial proprietary information and techniques or otherwise gain access to our trade secrets. We intend to market our products in many different countries some of which we will not have patents in or applied for. Different countries have different patent rules and we may sell in countries that do not honor patents and in which the risk that our products could be copied and we would not be protected would be greater.

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

Our business strategy is to create a niche to sell unique products that have large market potential and high margin potential. The bio-pharma and biotechnology business segment is highly competitive, and we may face significant and increasing competition. We expect that many of our competitors will have greater financial and human resources, more experience in research and development, and more established sales, marketing and distribution capabilities than we have. In addition, the healthcare industry is characterized by rapid technological change. New product introductions or other technological advancements could make some or all of our products obsolete.

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

We plan to market some of our products in foreign jurisdictions. Specifically, we expect that AppyScore will be aggressively marketed in foreign jurisdictions. We may market our therapeutic products in foreign jurisdictions, as well. We may need to obtain regulatory approval from the European Union or other jurisdictions to do so and obtaining approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or provide additional information, resulting in additional expenses, to obtain necessary approvals.

Risks Related to Our Securities

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses into the 2009 calendar year and possibly longer. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

Current challenges in the commercial and credit environment may adversely affect our business and financial condition.

The global financial markets have recently experienced unprecedented levels of volatility. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the Company’s products or in the solvency of its customers or suppliers, deterioration in the Company’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While these conditions and the current economic downturn have not meaningfully adversely affected our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect the company’s ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our potential products and services, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.

We do not anticipate paying any dividends in the foreseeable future.

The Company does not intend to declare any dividends in the foreseeable future. Investors who require income from dividends should not purchase our securities.

Our stock price, like that of many biotechnology companies, is volatile.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. In addition, the market price of our Common Stock has been and may continue to be volatile, especially on the eve of Company announcements which the market is expecting, as is the case with clinical trial results. Among other factors, the following may have a significant effect on the market price of our Common Stock:

•	Announcements of clinical trial results, FDA correspondence, technological innovations or new commercial products by us or our competitors.
•	Publicity regarding actual or potential medical results related to products under development or being commercialized by us or our competitors.
•	Regulatory developments or delays affecting our products under development in the U.S. and other countries.
•	New proposals to change or reform the U.S. healthcare system, including, but not limited to, new regulations concerning reimbursement programs.

ITEM 2.   PROPERTY

        We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us in 2003. Except as discussed below, we presently do not plan any renovation, improvements, or development of this property. During late 2007 we signed a long-term lease agreement to rent approximately 16,000 square feet of previously unused space in the building, to an unrelated party who operates a gymnastics facility. In late 2008 we executed an amendment of the lease with the tenant to terminate this lease on March 31, 2009. Upon the termination of the lease, we plan to utilize a portion of that space for expansion. We do not expect that the construction costs we will incur to expand our space to meet our current needs will be significant. The Company believes that its facilities are adequate for its near-term needs.

        We own the property subject to a mortgage with an outstanding balance of approximately $2,850,000 at December 31, 2008, payable in monthly installments of approximately $23,700 and bearing interest at an approximate average rate of 7%. In the opinion of management, the Company maintains adequate insurance coverage on the property.

ITEM 3.   LEGAL PROCEEDINGS

        We are not a party to any legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock began trading on the Nasdaq Capital Market under the symbol “APPY” as of August 28, 2007. Previously our common stock was traded on the over-the-counter bulletin board system operated by NASDAQ under the symbol “APNB.OB”. The following table sets forth, for the periods indicated, the high and low closing prices of our shares, as reported by Nasdaq.com. Quotations for the periods in which the common stock was traded on the OTC-BB quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter ended	High	Low

March 31, 2007	$4.10	$2.82
June 30, 2007	$5.10	$3.75
September 30, 2007	$9.65	$4.55
December 31, 2007	$14.95	$7.77

March 31, 2008	$8.60	$5.19
June 30, 2008	$6.49	$4.00
September 30, 2008	$7.24	$5.63
December 31, 2008	$6.65	$5.72

        As of March 13, 2009 we had approximately 960 holders of record (excluding an indeterminable number of shareholders whose shares are held in street or “nominee” name) of our common stock.

        The closing price of our Common Stock on March 13, 2009 was $1.75 per share.

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

Securities Authorized Under Equity Compensation Plans Information

        The Company’s currently has one equity compensation plan. The 2002 Stock Incentive Plan (the “Plan”) was approved by the board of directors and adopted by the stockholders on May 20, 2002. At our annual meeting of stockholders held on June 9, 2008 our stockholders approved an amendment to the Plan increasing the number of shares reserved under the Plan to 4,600,000.

        The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options and rights under the Company’s compensation plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	3,361,632	$2.13	1,238,368

Equity compensation plans not
approved by security holders	—	—	—

Total	3,361,632	$2.13	1,238,368

Recent Sales of Unregistered Securities

The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

During the three months ended December 31, 2008, 20,000 warrants to acquire common shares exercisable at $5.57 per share and 5,000 warrants to acquire common shares exercisable at $4.99 per share were granted to a consultant in consideration for investor relations services. The warrants vested upon grant and expire in three years.

The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuances. No commission or other remuneration was paid on these issuances.

(c)     The following sets forth all repurchases of the Company’s common stock made in the period covered by this report.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

        Sales generated primarily from the Company’s base antigen business for the year ended December 31, 2008 totaled $821,000, which is a $27,000 or 3% decrease from the year ended December 31, 2007. Three customers accounted for $535,000 of the total 2008 sales. These individual customers represented 13%, 14%, and 37%, respectively of total sales. Our base antigen sales vary as a result of the timing of customers’ order placement. It is not unusual for the orders from our customers to vary by quarter depending upon customers’ sales and production needs. At December 31, 2008, we had received customer orders totaling approximately $3,000. These open orders are not included in the sales for the year ended December 31, 2008, but will be recognized in 2009 when they are shipped. During 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total initial payments we received under this agreement were recorded as deferred revenue and will be recognized in the future with $48,000 of such license fee recognized in 2008.

        Cost of sales for the year ended December 31, 2008 totaled $582,000, a $34,000 or 6% decrease as compared to the 2007 period. The change in cost of sales resulted from a combination of lower levels in production due to the lower sales levels combined with certain production personnel being assigned and allocated on development activities versus production. This reduction was somewhat offset by a write down of work in process costs taken in 2008 of approximately $186,000 for excess inventory of certain slower selling antigen products. Gross profit percentage increased to 29.2% during the year ended December 31, 2008 as compared to 27.4% in 2007, as a result of the above factors.

        Selling, general and administrative expenses in the year ended December 31, 2008, totaled $4,433,000, which is a $422,000 or 11% increase as compared to the 2007 period. During the year ended December 31, 2008, the Company increased its overhead costs to support its development activities and advance its licensing activities and negotiations for the single-chain animal products. These changes resulted in among other items, advancing the AppyScore product into FDA clinical trials and the signing of a license agreement with Novartis Animal Health for the bovine LH and FSH products. The changes resulted in increased professional service fees of approximately $353,000, attributable to legal fees on negotiating and reviewing of contracts and related matters and recruiter fees from the hiring of additional personnel. Increases associated with staff increases and benefits totaled approximately $585,000 in 2008, which included approximately $394,000 in additional stock based compensation expense in 2008 over 2007 amounts. These compensation expenses were offset by a decrease of approximately $575,000 in 2008 incentive plan amounts paid to employees under the Company’s incentive plan.

        Research and development expenses in the year ended December 31, 2008 totaled $6,025,000, which is a $3,358,000 or 126% increase as compared to the 2007 period. Development efforts and advances on the appendicitis products, including the clinical trial resulted in an expense increase in 2008 of approximately $3,800,000. This increase was offset by lower development expenses on the single-chain animal products of approximately $478,000 in 2008 as the bovine products moved from feasibility development by AspenBio to a commercialization and licensing arrangement in mid 2008. Development expenses on SurBred, the bovine open cow (“not pregnant”) test were down by approximately $268,000 in 2008 as development efforts primarily focused on other projects. Additions to research staff to support accelerating development efforts, increased expenses by approximately $200,000 in 2008.

        Interest income for the year ended December 31, 2008, increased to $746,000, which is a $294,000 increase as compared to the $452,000 earned in 2007. The increase was primarily due to an increased level in cash following the equity offering that occurred late in the 2007 period. Interest expense for the year ended December 31, 2008, decreased to $229,000, or $13,000 less as compared to the 2007 year. The decrease was primarily due to lower debt levels resulting from scheduled principal repayments.

        No income tax benefit was recorded on the loss for the year ended December 31, 2008, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2008, the Company had a net operating loss for income tax purposes of approximately $21 million, expiring through 2028.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2008, we had working capital of $16,125,000, which included cash, cash equivalents and short term investments of $17,459,000. We reported a net loss of $9,568,000 during the year ended December 31, 2008, which included non-cash charges of $1,384,000 for stock based compensation for options and warrants issued for services and depreciation and amortization expenses of $368,000 and other non-cash charges, net of credits of $270,000. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis tests including advancement of such tests within the FDA and single chain products to attempt to secure near-term value from these products from either entering into licensing agreement for their rights or generating revenues directly from sales of the products.

        Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2009, are anticipated to total approximately $200,000 to $400,000. We anticipate these capital expenditures to be financed out of working capital.

        We anticipate that expenditures for research and development for the fiscal year ending December 31, 2009 will generally be in line with amounts expended in 2008. Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the appendicitis tests and the single-chain animal hormone products. As we continue towards commercialization of these products including evaluation of strategic alternatives to effectively maximize the value of our technology we will need to consider a number of alternatives, including possible transaction and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic path determined.

        We expect that the primary expenditures will be incurred to continue to advance our initial appendicitis blood test technology, AppyScore™ through the FDA application and clearance process in addition to advancing development of the next generation appendicitis products. During the years ended December 31, 2008 and 2007, we expended approximately $4,446,000 and $645,000, respectively in direct costs for the appendicitis test development and related efforts. While commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and improvements being made in the test, we believe that 2009 will reflect significant progress in advancing and commercializing the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and the costs that we have incurred for the appendicitis patent may be deemed to be impaired. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, whom we have collaborated with on the appendicitis products. In the event that the product is commercialized and we sell it or in the event of a transaction involving a sale of all or a portion of the company, the Bealer Agreement provides for a 10% royalty payment to Dr. Bealer.

        In April 2008 we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis”), to develop and launch our novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. We received an upfront cash payment of $2,000,000, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions which we expect to be substantially achieved in 2009. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. We have agreed to fund our share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements (such as the Novartis Agreement), will be paid to the University. For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the life of the license agreement. We currently anticipate that the commercialization process for these two bovine products, which are both proceeding simultaneously, including securing required FDA and other major countries equivalent regulatory approval to market the products will encompass approximately four to five years. During the years ended December 31, 2008 and 2007, we expended approximately $478,000 and $947,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts. We expect that our portion of the future development and commercialization costs will be three to five million dollars, which will be incurred over the development period. Should we be unable to achieve FDA clearance of the BoviPure LH and BoviPure FSH products, we would need to rely on other product opportunities to generate revenues.

        We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development \ manufacture of initial batches of certain of our products for which we are seeking FDA approval. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. We continue in discussions with other potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our medical devices who can economically manufacture them to produce products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty and / or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2009. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

        We have a permanent mortgage facility on our land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder (our former president). The average approximate interest rate is 7% and the loan requires monthly payments of approximately $23,700 through June 2013 with the then remaining principal balance due July 2013.

        During 2008 we received cash proceeds of approximately $560,000 from the exercise of a total of approximately 500,000 options. During 2007 we received cash proceeds of approximately $9,968,000 from the exercise of a total of approximately 8,339,000 warrants and options. During December 2007 we also completed a private offering of common stock generating net proceeds of $17,063,000, by issuing approximately 2,516,000 shares of common stock.

        In April, 2008 our board of directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5,000,000. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5,000,000. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares were purchased in 2008 at a total cost of approximately $992,000.

         We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, contract consulting and product related expenses. We have also recently increased our overhead expenses with the hiring of additional management personnel. We believe that our current working capital position will be sufficient to meet our near-term needs. Our investments are maintained in relatively short term, high quality investments instruments, to ensure we have ready access to cash as needed. With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2009 will be significantly lower than that in 2008. Our Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines are for investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio). As of December 31, 2008 approximately 63% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 7% of the portfolio and none maturing past July 2009. Of the marketable securities investment portion, approximately 58% was invested in companies in the financial sector, 18% in the utility sector, 15% in the industrial sector and 9% in the agency sector, all in large market cap public companies. To date we have not experienced a cumulative market loss from the investments that has cumulatively exceeded $5,000. The investment account was established in late December 2007 and during the year ended December 31, 2008, gross marketable securities investments acquired totaled approximately $9.9 million, sales of investments totaled approximately $12.8 million, interest and dividend income totaled approximately $688,000 and there were no significant losses. We expect gains and losses in the future to be less than these historical levels.

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

Operating Activities

         Net cash consumed by operating activities was $6,443,000 during the year ended December 31, 2008. Cash was consumed by the loss of $9,568,000, less non-cash expenses of $1,384,000 for stock-based compensation, $368,000 for depreciation and amortization and a $318,000 non-cash charges. Our base antigen business is generally fairly constant from year to year and therefore does not generally impact operating cash flows. During 2008 in connection with the Novartis license agreement, of the $2,000,000 we received upfront under that agreement, we recorded $1,560,000 as an increase in deferred revenue to be recognized over the agreement’s term, with $440,000 paid out or payable under the Washington University’s license agreement terms. As of December 31, 2008 the $561,000 increase in prepaid expenses and other current assets, consisted primarily of approximately $532,000 in costs that we had incurred under the Novartis agreement that are recoverable from them.

        Net cash consumed by operating activities was $3,607,000 during the year ended December 31, 2007. Cash was consumed by the loss of $6,201,000, less non-cash expenses of $1,248,000 for stock-based compensation, $299,000 for depreciation, amortization and write-off of patent costs and a $327,000 a non-cash development fee. A decrease in accounts receivable of $301,000 provided cash resulting from lower base antigen sales levels. Inventory levels increased by $258,000, consuming cash and arising from normal antigen production runs near yearend. Cash consumed in operations was reduced by the net increase of $775,000 in accounts payable and accrued expenses, primarily due to the increase in year-end accrued expenses.

Investing Activities

         Net cash outflows from investing activities generated $2,094,000 during the year ended December 31, 2008. Marketable securities investments acquired totaled approximately $9.9 million and sales of marketable securities totaled approximately $12.8 million. A $753,000 use of cash was primarily attributable to additions to intangibles from additional costs incurred from patent filings and equipment additions from upgrades and expansion of lab equipment and capabilities.

        Net cash outflows from investing activities consumed $9,310,000 during the year ended December 31, 2007. An $8,487,000 increase in short term investments reduced cash. An $823,000 use of cash was primarily attributable to purchases of property and equipment and intangibles.

Financing Activities

        Net cash inflows from financing activities consumed $1,209,000 during the year ended December 31, 2008. The Company repaid $777,000, in scheduled payments under its debt agreements and paid $992,000 to repurchase and retire shares of the Company’s common stock under the Board approved repurchase program. As a result of the exercise of common stock warrants and options net proceeds of $560,000 provided cash.

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

        Investments:   The Company invests excess cash from time to time in highly liquid debt and equity securities of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Such excess funds are invested under the Company’s investment policy but an unexpected decline or loss could have an adverse and material effect on the carrying value, recoverability or investment returns of such investments. Our Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations.

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

        Inventories:    Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the antigen business raw material purchases but believes that there are multiple suppliers for our antigen raw material; however in 2008 and 2007 substantially all of our purchases were made from one supplier. Management believes that its relationship with this supplier is strong; however if necessary this relationship can be replaced. If the relationship was to be replaced they may be a short term disruption to the base antigen business and operations, a period of time in which products would not be available and additional expenses may be incurred.

        Long-Lived Assets:    The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company’s long-lived assets is reviewed at least annually to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value to the present value of its expected cash flows or future value. For the years ended December 31, 2008 and 2007, the required annual testing resulted in no impairment charge.

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

Recently Issued Accounting Pronouncements:

Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  As permitted by FSP FAS 157-2, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities.  The partial adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, cash flows or financial position. To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1—quoted prices (unadjusted) in active markets for identical asset or liabilities;

Level 2—observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3—assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments, as of December 31, 2008.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring basis as a result of partially adopting SFAS 157.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) becomes effective for the Company on January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of SFAS 159 had no material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of :minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported a part of consolidated earnings. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 160 becomes effective for the Company on January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company is currently evaluating the potential impact, if any of EITF 07-1 and does not expect its adoption to have a material impact on its financial statements.

In June 2007, the FASB ratified the EITF consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be capitalized and deferred. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when an entity does not expect the goods to be delivered or services to be performed. EITF 07-03 is effective for fiscal periods beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on our results of operations or financial position.

ITEM  8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AspenBio Pharma, Inc.

We have audited the accompanying balance sheets of AspenBio Pharma, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. We also have audited AspenBio Pharma, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AspenBio Pharma, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AspenBio Pharma, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AspenBio Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 13, 2009

AspenBio Pharma, Inc.
Balance Sheets
December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$11,819,505	$17,376,757
Short-term investments (Note 1)	5,639,208	8,486,721
Accounts receivable, net (Note 1)	63,194	67,906
Inventories (Note 2)	572,286	607,324
Prepaid expenses and other current assets	776,318	156,441

Total current assets	18,870,511	26,695,149

Property and equipment, net (Notes 3 and 5)	3,415,728	3,529,291

Other long-term assets, net (Note 4)	1,900,439	1,437,532

Total assets	$24,186,678	$31,661,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$833,240	$313,072
Accrued compensation	156,054	740,331
Accrued expenses - other	483,937	257,916
Deferred revenue, current portion (Note 9)	913,947	100,000
Current portion of notes payable (Note 5)	358,533	694,150

Total current liabilities	2,745,711	2,105,469

Notes payable, less current portion (Note 5)	2,754,923	2,952,825
Deferred revenue, less current portion (Note 9)	798,092	100,000

Total liabilities	6,298,726	5,158,294

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 6 and 7):
Common stock, no par value, 60,000,000 shares authorized;
31,175,807 and 30,865,825 shares issued and outstanding	43,839,785	42,887,192
Accumulated deficit	(25,951,833)	(16,383,514)

Total stockholders' equity	17,887,952	26,503,678

Total liabilities and stockholders' equity	$24,186,678	$31,661,972

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Years ended December 31,

	2008	2007

Sales (Note 1)	$821,442	$848,896
Cost of sales	581,676	615,632

Gross profit	239,766	233,264
Other revenue (Note 9)	47,960	—

Operating expenses:
Selling, general and administrative (includes non-cash
stock-based compensation of $1,384,152 and $1,248,180)	4,433,422	4,011,753
Research and development	6,025,275	2,667,203

Total operating expenses	10,458,697	6,678,956

Operating loss	(10,170,971)	(6,445,692)

Other income (expense):
Interest income	746,093	451,802
Interest expense	(228,548)	(241,608)
Other income, net	85,107	34,972

Total other income (expense)	602,652	245,166

Net loss	$(9,568,319)	$(6,200,526)

Basic and diluted net loss per share	$(0.31)	$(0.24)

Basic and diluted weighted average number
of common shares outstanding	31,172,862	26,178,365

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2008 and 2007

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 1, 2007	19,985,248	$14,607,961	$(10,182,988)	$4,424,973

Common stock options and warrants exercised	8,339,267	9,967,700	—	9,967,700

Common stock issued for cash, net
of offering expenses of $1,179,900	2,516,310	17,063,351	—	17,063,351

Stock-based compensation issued for services	25,000	1,248,180	—	1,248,180

Net loss for the year	—	—	(6,200,526)	(6,200,526)

Balance, December 31, 2007	30,865,825	42,887,192	(16,383,514)	26,503,678

Common stock options and warrants exercised	541,982	560,318	—	560,318

Open market purchases and
retirement of common stock	(232,000)	(991,877)	—	(991,877)

Stock-based compensation issued for services	—	1,384,152	—	1,384,152

Net loss for the year	—	—	(9,568,319)	(9,568,319)

Balance, December 31, 2008	31,175,807	$43,839,785	$(25,951,833)	$17,887,952

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Years ended December 31,

	2008	2007

Cash flows from operating activities:
Net loss	$(9,568,319)	$(6,200,526)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation, amortization and impairment charge	367,538	298,852
Amortization of license fee	(47,960)	—
Stock-based compensation for services	1,384,152	1,248,180
Non-cash charges	317,551	326,754
(Increase) decrease in:
Accounts receivable	4,712	300,538
Inventories	35,038	(257,626)
Prepaid expenses and other current assets	(600,404)	(98,405)
Increase (decrease) in:
Accounts payable	520,168	(61,990)
Accrued liabilities	(415,353)	837,312
Deferred revenue	1,560,000	—

Net cash used in operating activities	(6,442,877)	(3,606,911)

Cash flows from investing activities:
Purchases of investment securities	(9,912,956)	(8,486,721)
Sales of investment securities	12,760,469	—
Purchases of property and equipment	(263,161)	(490,888)
Patent and trademark application costs	(490,010)	(316,664)
Purchase of other assets	—	(15,366)

Net cash provided by (used in) investing activities	2,094,342	(9,309,639)

Cash flows from financing activities:
Repayment of notes payable	(777,158)	(267,006)
Net proceeds from issuance of common stock	—	17,063,351
Proceeds from exercise of warrants and options	560,318	9,967,700
Repurchase of common stock	(991,877)	—

Net cash (used in) provided by financing activities	(1,208,717)	26,764,045

Net (decrease) increase in cash and cash equivalents	(5,557,252)	13,847,495

Cash and cash equivalents, at beginning of year	17,376,757	3,529,262

Cash and cash equivalents, at end of year	$11,819,505	$17,376,757

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$237,700	$235,900

Schedule of non-cash investing and financing transactions
Acquisition of patent rights for installment obligation	$57,097	$—

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Notes to Financial Statements

1.	Organization and summary of significant accounting policies:

Nature of operations:

AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) was organized on July 24, 2000, as a Colorado corporation. AspenBio Pharma is a biotechnology company that operates a base business as a purifier of human and animal antigens, manufacturing approximately 20-30 products. The current revenue producing products, purified human antigens, are used as standards and controls in diagnostic test kits, antibody purification and in research projects.

The Company’s research and development activities are currently focused primarily on a human appendicitis blood-based test and on bovine single-chain recombinant reproduction enhancement drugs.

Cash and Investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly liquid debt and equity investments of highly rated entities which are classified as trading securities. The purpose of the investments, made with the proceeds from the December 2007 offering, is to fund research and development, product development, FDA approval related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. Unrealized holding gains and losses are included in earnings as interest income. For the year ended December 31, 2008, there was approximately $5,200 in unrealized income, $250 in realized loss and $30,500 in management fees. For the year ended December 31, 2007, there was $101,597 in unrealized income, $596 in realized income and $6,398 in management fees. The Company’s Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of December 31, 2008 approximately 63% of the investment portfolio was in cash equivalents, which is included with cash on the accompanying balance sheet and the remaining funds were invested in short term marketable securities with none individually representing more than 7% of the portfolio and none with maturities past July 2009. To date the Company’s cumulative market loss from the investments has not been significant.

Revenue recognition and accounts receivable:

The Company recognizes revenue when product is shipped or delivered depending upon the terms of sale. The Company extends credit to customers generally without requiring collateral. Historically, the Company’s base antigen business has sold products primarily throughout North America. One foreign customer based in England accounted for approximately 2% and 20% of net sales during 2008 and 2007, respectively. At December 31, 2008, three customers accounted for 42%, 16% and 10% of total accounts receivable. At December 31, 2007, one customer accounted for 70% of total accounts receivable. During the year ended December 31, 2008, three customers accounted for a total of 64% of net sales, each representing 37%, 14% and 13%, respectively. During 2007, one customer accounted for 28% of the total sales, another customer based in Europe, accounted for 20% of sales, and a third customer represented 10% of sales.

Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and (iv) collectability is reasonably assured.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Accounts receivable balances are stated net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company’s large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company’s statements of operations. Write-offs of uncollectible accounts are charged against the allowance. The allowance was approximately $4,500 at December 31, 2008 and December 31, 2007.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the antigen business raw material purchases. The Company believes that there are multiple suppliers for the Company’s antigen raw material; however in 2008 and 2007 substantially all of the Company’s purchases were made from one supplier. Management believes that its relationship with this supplier is strong; however, if necessary this relationship can be replaced. If the relationship was to be replaced there may be a short term disruption to the base antigen business and operations, a period of time in which products would not be available and additional expenses may be incurred.

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

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, including an updated assessment subsequent to year end, management does not believe that any impairment of long-lived assets exists at December 31, 2008.

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

Fair value of financial instruments:

The carrying amounts of the Company’s financial instruments (other than cash and investments as discussed above) approximate fair value because of their variable interest rates and \ or short maturities combined with the recent historical interest rate levels.

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

On January 1, 2007, the Company the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that the Company recognize in its financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48 and determined that based upon the Company’s tax positions and tax strategies no accrual was required.

Stock-based compensation:

AspenBio Pharma accounts for stock-based compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following assumptions used for grants in 2008 and 2007:

	2008	2007

Expected life	3 to 5 years	3 to 10 years
Volatility	68 to 71%	64 to 71%
Risk-free interest rate	1.16 to 3.21%	3.09 to 5.16%
Dividend yield	0%	0%
Forfeitures estimated	10%	10%

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,305,000 shares for the year ended December 31, 2008 and 4,182,000 shares for the year ended December 31, 2007) would be to decrease the net loss per share.

Recently issued and adopted accounting pronouncements:

Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. As permitted by FSP FAS 157-2, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, cash flows or financial position. To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1—quoted prices (unadjusted) in active markets for identical asset or liabilities;
Level 2—observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
Level 3—assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments, as of December 31, 2008. There were no changes in the Company’s valuation techniques used to measure fair value on a recurring basis as a result of partially adopting SFAS 157.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) becomes effective for the Company on January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial statements unless in the future, the Company enters into a business acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of SFAS 159 had no material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of :minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported a part of consolidated earnings. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions. SFAS 160 is effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for the Company on January 1, 2009, and is to be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company does not expect the potential impact, if any of EITF 07-1 on the Company’s financial statements to be material.

In June 2007, the FASB ratified the EITF consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”(“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be capitalized and deferred. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when an entity does not expect the goods to be delivered or services to be performed. EITF 07-03 is effective for fiscal periods beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the Company’s results of operations or financial position.

Reclassifications:

Certain amounts in the accompanying financial statements for the year ended December 31, 2007, have been reclassified to conform to the presentation used in 2008.

2.	Inventories:

Inventories consisted of the following:

	December 31, 2008	December 31, 2007

Finished goods	$262,537	$341,835
Goods in process	46,822	53,198
Raw materials	262,927	212,291

	$572,286	$607,324

3.	Property and equipment:

Property and equipment consisted of the following:

	December 31, 2008	December 31, 2007

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Tenant improvements	178,660	166,660
Lab equipment	1,062,840	883,005
Office and computer equipment	158,909	138,826

	5,097,148	4,885,230
Less accumulated depreciation	1,681,420	1,355,939

	$3,415,728	$3,529,291

4.	Other long term assets:

Other long term assets consisted of the following:

	December 31, 2008	December 31, 2007

Patents and trademarks and applications, net of accumulated amortization of $57,760 and $31,581	$1,486,409	$965,482
Goodwill	387,239	387,239
Deposits and other	26,791	84,811

	$1,900,439	$1,437,532

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. During the year ended December 31, 2007 a total of $8,125 in patent costs where written off as the applications were abandoned.

5.	Debt Agreements:

Notes payable and installment obligations consisted of the following:

	December 31, 2008	December 31, 2007

Mortgage notes	$2,850,380	$2,944,718
Note payable - related party	—	431,326
Other installment obligation	263,076	270,931

	3,113,456	3,646,975
Less current portion	358,533	694,150

	$2,754,923	$2,952,825

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2008 and 2007 and the SBA portion bears interest at the rate of 5.86%. The loan requires total monthly payments of approximately $23,700 through June 2013 when the then remaining principal balance is due.

Note Payable — Related Party:

The Company had a note payable to a stockholder in the aggregate principal amount of $431,326 as of December 31, 2007, bearing interest at the rate of 6% per annum. The note required total monthly payments of $10,000 until July 2008 when the then remaining balance was paid off under the terms of the note agreement.

Other Installment Obligations:

The Company has executed agreements with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreements, which totaled $350,000 in 2007 and $250,000 in 2008, the Company agreed to pay eight quarterly installments of $43,750 for the 2007 agreement and six quarterly installments of $41,667 for the 2008 agreement. The Company discounted these obligations at an assumed interest rate of 8% in 2007 and 6% in 2008 (which represents the rate management believes it could have borrowed at for similar financings). At December 31, 2008 and 2007 these obligations totaled $245,498 and $244,952, respectively.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At December 31, 2008, such obligations totaled $17,578, of which approximately $8,900 is due in 2009 and the balance in 2010.

Future Maturities:

The Company’s debt obligations require minimum annual principal payments of approximately $359,000 in 2009, $111,000 in 2010, $108,000 in 2011, $114,000 in 2012, $2,421,000 in 2013 and thereafter, through the term of the agreements.

6.	Stockholders’ Equity:

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

In January 2007, the then President of the Company was granted 25,000 shares of common stock with an estimated fair value of $74,000 ($2.96 per share) at the time of grant, in connection with the renewal of his employment agreement

In December 2007, the Company completed an approximate $18,243,000 private placement of unregistered securities consisting of 2,516,310 common shares generating approximately $17,063,000 in net proceeds to the Company. Fees and expenses totaled $1,179,900, including a placement agent fee of 6%. As part of the consideration, the placement agent was also issued a warrant to acquire 75,000 common shares of the Company exercisable at $9.15 per share, expiring in three years. The purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes.

During 2008, employees exercised 400,433 options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) generating $428,136 in cash proceeds and advisors exercised options for 99,332 shares of common stock generating $132,182 in cash. Also during the year ended December 31, 2008, the holder of 36,346 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 36,346 rights were surrendered and cancelled, and the holder was issued 30,000 common shares. During 2008, a consulting firm exercised 15,000 options on a cashless basis in exchange for 12,217 common shares as provided in the agreement.

During the year ended December 31, 2008, the Company’s board of directors authorized a stock repurchase plan to purchase shares of the Company’s common stock up to a maximum of $5.0 million. Purchases are made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows the Company to repurchase its shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using the Company’s working capital. A total of approximately 232,000 common shares were purchased through December, 2008, at a total cost of approximately $992,000.

7.	Stock Options and Warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. In June 2008, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 4,250,000 to 4,600,000. Stock options granted under this plan generally vest over three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized stock-based compensation during the years ended December 31, as follows:

	2008	2007

Stock options to employees and directors	$867,020	$473,448
Stock options to advisory board members	102,752	186,412
Stock options to consultants	414,380	514,320
Restricted stock awards	—	74,000

Total stock-based compensation	$1,384,152	$1,248,180

A summary of stock option activity under the Company’s Plan of options to employees, directors and advisors, for the year ended December 31, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,347,376	$1.29
Granted	529,022	6.51
Exercised	(499,766)	1.12
Forfeited	(15,000)	2.87

Outstanding at December 31, 2008	3,361,632	$2.13	6.8	$13,817,000

Exercisable at December 31, 2008	2,480,243	$1.10	6.2	$12,572,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2008.

During the year ended December 31, 2008, there were 529,022 stock options granted under the Plan with a weighted average fair value at the grant date of $6.51 per option. Of these 529,022, 489,022 were granted to officers and directors of the Company exercisable at $6.43 per and 40,000 were granted to employees at an average exercise price of $7.49 per share. The options vest over a three year period annually in arrears and expire in ten years. In addition, employee options for 15,000 shares expired upon the employees’ termination from the Company during 2008. During the year ended December 31, 2007, there were 416,000 stock options granted under the Plan with a weighted average fair value at the grant date of $2.61 per option.

During the year ended December 31, 2008, employees exercised 400,433 options outstanding under the Company’s Plan generating $428,136 in cash proceeds and advisors exercised options for 99,333 shares of common stock generating $132,183 in cash. During 2008, the 499,766 options exercised by employees and advisors had a total intrinsic value when exercised of $3,278,000. During the year ended December 31, 2007, 413,290 options were exercised by employees and advisors that had a total intrinsic value when exercised of $3,366,000.

Based upon the Company’s experience approximately 90% of the above stock options or approximately 3,025,000 options, are expected to vest in the future, under their terms.

The total fair value of stock options granted to employees, directors and advisors that vested and became exercisable during the years ended December 31, 2008 and 2007 was $585,000 and $573,000, respectively.

A summary of the status of non-vested options under the Company’s Plan to acquire common shares granted to employees, directors and advisors and changes during the year ended December 31, 2008 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	699,753	$2.48	$1.99
Granted	529,022	6.51	3.84
Vested	(332,386)	2.18	1.76
Forfeited	(15,000)	2.87	2.26

Nonvested at December 31, 2008	881,389	$5.00	$3.18

At December 31, 2008, based upon employee, director and advisor options granted to that point there was approximately $1,772,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Subsequent to December 31, 2008 in connection with its regular annual grant policy, a total of 698,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to employees, officers and directors, exercisable at the then fair market value of $1.33 per share, vesting over a three year period annually in arrears and expiring in ten years. Additionally, a total of 112,500 stock options were granted under the Company’s 2002 Stock Incentive Plan to newly hired employees, vesting over a three year period annually in arrears, expiring in ten years and 100,000 are exercisable at $1.47, 7,500 are exercisable at $1.58 and 5,000 are exercisable at $1.32, the fair market value upon each issuance.

Subsequent to December 31, 2008, employees and advisors holding options under the Company’s Plan exercised a total of 38,000 options for common shares, generating $29,940 in cash proceeds to the Company.

Other common stock purchase options and warrants:

As of December 31, 2008, in addition to the stock options discussed above, the Company had outstanding 943,454 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. Following is a summary of such outstanding options and warrants as of December 31, 2008:

	Shares Under Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	834,800	$2.57
Granted	160,000	7.53
Exercised	(51,346)	1.05

Outstanding and exercisable at December 31, 2008	943,454	$3.49	.8	$4,360,000

At December 31, 2008 there was no unrecognized cost for non-qualified options and warrants. The total fair value of non-qualified options and warrants that vested during the year was $414,000.

Operating expenses for the years ended December 31, 2008 and 2007 include $414,000 and $514,000, respectively, for the value of the investor relations consulting options. The fair value of options, recorded as a consulting expense related to investor relations services, at the grant date has been estimated utilizing the Black-Scholes valuation model, with the following assumptions:

a) 0% dividend yield b) expected price volatility 68-71% c) a risk free interest rate of 1.16%-3.07% d) an expected contractual option term of three years

During the year ended December 31, 2008 consultants holding a total of 51,346 options elected to exercise those options on a cashless basis as provided in the agreements. The 51,346 options were surrendered and cancelled and the holders were issued a total of 42,217 common shares.

Subsequent to December 31, 2008, a consultant was granted 15,000 options for investor relations consulting services which are exercisable at $4.99 per share. The options were vested upon issuance and expire in 2012.

Subsequent to December 31, 2008 consultants holding a total of 603,454 of the above options and warrants elected to exercise those options on a cashless basis as provided in the agreements. The 603,454 options were surrendered and cancelled and the holders were issued a total of 482,941 common shares.

8.	Income Taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2008	2007

Federal income tax benefit at 34%	$(3,253,000)	$(2,108,000)
State income tax net of federal tax effect	(213,000)	(190,000)
Permanent items	478,000	406,000
Valuation allowance	2,988,000	1,892,000

	$—	$—

As of December 31, 2008 the Company has net operating loss carry forwards of approximately $21 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2028. A valuation allowance was recorded at December 31, 2008 due to the uncertainty of realization of deferred tax assets in the future.

Effective January 1, 2007 the Company adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 “(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, ” Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal and state of Colorado jurisdictions. The Company is no longer subject to tax examinations for years before 2005. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor was any interest expense recognized during the period. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets (liabilities):
Net operating loss carry forwards	$8,074,000	$5,495,000
Accounts receivable	2,000	2,000
Inventories	164,000	95,000
Property and equipment	(42,000)	(42,000)
Goodwill and other	(17,000)	(21,000)
Deferred revenue	444,000	74,000

Deferred tax asset	8,625,000	5,603,000
Valuation allowance	(8,625,000)	(5,603,000)

	$—	$—

9.	Commitments and Contingencies:

Consulting, development and license agreements:

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which the Company expects to be substantially achieved in 2009. Ongoing royalties will be payable to the Company upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with the University of Washington (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements, will be paid to the University. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the license fees; as of December 31, 2008, $190,000 has been paid to the University and the remaining $250,000 is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the term of the license agreement and milestone revenue will be recognized as such milestones are achieved. As of December 31, 2008, deferred revenue of $913,947 has been classified as a current liability and $798,092 as a long-term liability. The current liability portion includes the net front-end fee amount that is subject to certain conditions. Each such current and long-term liability amount also includes $100,000 of deferred revenue associated with the existing Merial Limited, agreement. During the period ended December 31, 2008, $47,960 was recorded as the amortized license fee income arising from the Novartis agreement.

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s patent-pending bovine diagnostic blood test. The test is designed to be used approximately 21 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During 2003, AspenBio determined that results for the test were not proceeding as anticipated. Accordingly, the test was not launched by the October 2003 contract date and Merial’s payment of subsequent development fees was suspended. Should Merial elect to terminate the agreement, they may also request a refund of 50% ($100,000) of the development payment received to-date. Since Merial can make the decision to elect to terminate this agreement, which may be outside of the Company’s ability to control, this $100,000 has been classified as current on accompanying balance sheets.

The Company has entered into three agreements with separate universities, under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell developed products. Under the agreements, the Company is obligated to make certain minimum annual payments totaling $45,000, plus milestone payments, as defined, based on a percentage of sales of the products. Under one of the agreements entered into in 2004, the Company acquired rights to the university’s patent portfolio for use in the animal health industry for a total cost of $190,000, of which $60,000 was paid in cash and $130,000 was paid in Company common shares and the Company agreed to fund $46,550, which has now been paid for consulting and research assistance on one of the Company’s products in development. During January 2008, the Company entered into an amendment of its existing animal health industry license agreement with one of the universities. The amendment provides for the human therapeutic use of certain of the universities’ products. As consideration for this amendment, the Company agreed to pay a total of $125,000 in cash, with $65,000 paid at signing and four quarterly payments thereafter of $15,000, each. The existing royalty rate was extended to cover these new products and uses.

The Company periodically enters generally short term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA approval process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

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

Subsequent to December 31, 2008 the Company entered into employment agreements with two newly elected officers and one existing officer who previously did not have an employment contract, providing total minimum annual compensation for the three officers of $675,000. The agreements are for an initial term of one year, automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions. In connection with these employment agreements, a total of 800,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to the newly elected officers. These options vest over a three–year period annually in arrears, expire in ten years and 500,000 are exercisable at $1.69 per share and 300,000 are exercisable at $1.80 per share, the fair market value upon each issuance.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

        As part of our evaluation of the effectiveness of internal controls over financial reporting described below, we made certain improvements to our internal controls. However, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. GHP Horwath, P. C., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting which is included within their Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

        None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

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

Item 13.     Certain Relationships and Related Transactions and Director Independence.

        The information required by this Item is incorporated by reference to the Proxy Statement.

Item 14.     Principal Accountant Fees and Services.

        During the years ended December 31, 2008 and 2007, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2008	2007

Audit Fees	$99,000	$54,000
Audit Related Fees	0	0
Tax Related Fees	0	0
All Other Fees	0	0

         Audit fees in 2008 and 2007 relate to the financial statement audits and also in 2008 audit of internal controls over financial reporting, the quarterly reviews and assistance with the filing of Form S-3 in 2008 and Form S-8 in 2007. All of the services performed by the independent registered public accounting firm were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Pre-Approval Policies and Procedures

        The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

PART IV

Item 15.     Exhibits

(a)     Exhibits:

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (5)
3.2	Amended and Restated Bylaws (7)
4.1(a)	Specimen Certificate of Common Stock (1)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.24	Common Stock and Warrant Purchase Agreement dated May 12, 2005. (6)
10.27	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (8)
10.28	Employment Agreement with Robert F. Caspari effective as of February 10, 2009 (9)
10.29	Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (9)
10.30	Consulting Agreement with John Bealer. Filed herewith
10.31	Employment Agreement with Daryl Faulkner effective as of January 26, 2009. (11)
14.1	Form of Code of Ethics. (10)
23.1	Consent of GHP Horwath, P.C. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8, 10.21 and 10.27 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's report on Form 8-K/A on January 10, 2003.
(3)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.
(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005
(6)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.
(7)	Incorporated by reference from the registrant's Report on form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(8)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(9)	Incorporated by reference from the registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.
(10)	Incorporated by reference from the registrant's Report on Form 10-KSB for the year ended December 31, 2007, filed March 21, 2008.
(11)	Incorporated by reference from the registrant's Report on Form 8-K dated January 19, 2009, filed January 23, 2009.

SIGNATURES

        In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 16, 2009 by the undersigned thereto.

ASPENBIO PHARMA, INC.

/s/ Daryl J. Faulkner
Daryl J. Faulkner, Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2009.

/s/ Daryl J. Faulkner
Daryl J. Faulkner, Chief Executive Officer, Executive Chairman and Director

/s/ Gregory Pusey
Gregory Pusey, Vice Chairman, Secretary and Director

/s/ Gail S. Schoettler
Gail S. Schoettler, Director

/s/ Douglas I. Hepler
Douglas I. Hepler, Director

/s/ David E. Welch
David E. Welch, Director

/s/ Mark J. Ratain
Mark J. Ratain, Director

/s/ Michael R. Merson
Michael R. Merson, Director

/s/ John H. Landon
John H. Landon, Director

/s/ Robert F. Caspari
Robert F. Caspari, Chief Operating Officer and Chief Medical Officer

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer

/s/ Mark Colgin
Mark Colgin, Chief Scientific Officer