Form 10-K/A
period 2008-12-31
AspenBio Pharma, Inc.
filed 2009-04-29
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock at April 28, 2009, was 31,696,748.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 originally filed on March 16, 2009 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not be filing our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008.

Except as described above, no other changes have been made to the Original Fling. The Original Filing continues to speak as of the date filed and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.

ASPENBIO PHARMA, INC.

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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

MANAGEMENT

        Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company. None of the executive officers or directors has been involved in any legal proceedings during the past five years. Further, except for the employment agreement pursuant to which Mr. Faulkner was appointed as Executive Chairman in January 2009, there is no arrangement or understanding between any director pursuant to which he or she was selected as a director.

        The following table sets forth names and ages of all executive officers and directors of the Company as of April 24, 2009:

Name	Age	Position

Daryl J. Faulkner	60	Chief Executive Officer, Executive Chairman and Director
Gregory Pusey	56	Vice Chairman, Secretary and Director
Gail S. Schoettler	65	Director
Douglas I. Hepler	62	Director
David E. Welch	62	Director
Mark J. Ratain, M.D.	54	Director
Michael R. Merson	64	Director
John H. Landon	68	Director
Robert Caspari, MD	62	Chief Operating Officer / Chief Medical Officer
Jeffrey G. McGonegal	58	Chief Financial Officer
Mark Colgin, PhD	40	Chief Scientific Officer

Daryl J. Faulkner was appointed to the Company’s board of directors in the newly created position of Executive Chairman, on January 19, 2009 and on February 10, 2009 was appointed to serve as the Company’s interim chief executive officer. Mr. Faulkner has more than 25 years experience in developing and commercializing medical devices, drug and drug delivery systems, life science research tools, and molecular diagnostics. He most recently served for approximately two years as president, CEO and member of the board of directors of Digene Corporation, a Nasdaq-traded company prior to its acquisition in July 2007 by Qiagen (traded on Nasdaq’s Global Select market). He has continued to serve as a consultant to Qiagen supporting the integration of the two companies and serving as co-chair of the executive steering committee with the new CEO of Qiagen. Faulkner also currently serves as a member of the board of directors of Osmetech, an emerging molecular diagnostics company. Prior to joining Digene, Faulkner spent eight years with Invitrogen (now merged as Life Technologies Corp., a Nasdaq-traded company) in a number of senior roles, including SVP Europe, SVP IVGN International Operations, and SVP of Strategic Business Units. Prior to Invitrogen, Faulkner’s career included 15 years with the Fortune 100 company Abbott Laboratories, holding leadership positions in manufacturing operations and plant management. Mr. Faulkner received a degree in Industrial Relations from the University of North Carolina and a MA in Business Management from Webster University.

Gregory Pusey became a director of AspenBio Pharma, Inc. in February 2002, Chairman in May 2003 and in January 2009 became the Vice Chairman of the Board, a newly created position. Mr. Pusey has served as a director since December 2002, of PepperBall Technologies, Inc., (OTC: PBAL.PK) and previously served as its Chairman, a publicly held provider of non-lethal projectiles, launchers, hardware and software security related products.  Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd.  He is also President of Livingston Capital, Ltd. since 1987, a private venture capital firm. Mr. Pusey is secretary and a director of Bactolac Pharmaceutical, Inc. and has been associated with its predecessors since 1997, a privately held company engaged in manufacturing and marketing of vitamins and nutritional supplements. Mr. Pusey graduated from Boston College with a BS degree in finance.

Gail S. Schoettler – Ambassador Gail Schoettler serves on the boards of AspenBio Pharma, Inc., PepperBall Technologies, Inc., Masergy Communications, Delta Dental of Colorado, The Colorado Trust (Colorado’s largest foundation) and several non-profit organizations. She has served as a U.S. Ambassador and as Colorado’s Lt. Governor and State Treasurer. In 1998, she narrowly lost her bid for Governor of Colorado. She started two successful banks and is involved in her family’s cattle ranch, vineyards and real estate enterprises. In addition to being a Denver Post columnist, Dr. Schoettler and her husband own eGlobalEducation, a custom travel company leading executive groups to countries around the world. She earned a BA in economics from Stanford and MA and PhD degrees in African History from the University of California at Santa Barbara. Among her numerous awards is the French Legion of Honor (France’s highest civilian award) from President Jacques Chirac of France.

Douglas I. Hepler, Ph.D. joined the Company’s Board of Directors in March of 2004. Commencing in 2006 Dr. Hepler became President of KADO Consulting a then newly formed consulting firm. Through April 2006 he served as Vice President of Research and Development for IDEXX Pharmaceuticals, Inc., a wholly owned subsidiary of IDEXX Laboratories, Inc. Dr. Hepler was responsible for the overall technical leadership of the Pharmaceutical Division of IDEXX Pharmaceuticals, Inc. Dr. Hepler was also the Co-founder and Executive Vice President of Blue Ridge Pharmaceuticals, Inc. before its sale to IDEXX Laboratories, Inc. in 1998. While at Blue Ridge Pharmaceuticals, Dr. Hepler was instrumental in the development and FDA registration of Acarexx, Iverhart Plus, PZI Vet, Facilitator, Navigator, Pyrantel and CyFly. Prior to Blue Ridge Pharmaceuticals, Dr. Hepler was instrumental in the development and FDA registration of Interceptor, Program and Sentenial while at Novartis Animal Health. Dr. Hepler received a B.S. degree from Lock Haven University in biology, a M.S. from Colorado State University in microbiology and a Ph.D. from Colorado State University in immunology.

David E. Welch became a director of AspenBio Pharma as of October 1, 2004. Mr. Welch has served as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a public company located in Golden, Colorado, since April 2004. In January 2007, Mr. Welch was also elected as a director of PepperBall Technologies, Inc. He also is a self-employed financial consultant. From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado. Mr. Welch also serves on the Board of Directors of Communication Intelligence Corporation, a publicly traded company. He received a B.S. degree in accounting from the University of Colorado. Mr. Welch is a Certified Public Accountant, licensed in the state of Colorado.

Mark J. Ratain, M.D. was appointed to our Board of Directors in March 2008. Dr. Ratain previously served as a director of DATATRAK International, Inc. (Nasdaq Capital Market – “DATA”) from 1998-2008. Dr. Ratain is a hematologist/oncologist and a clinical pharmacologist. He is the Leon O. Jacobson Professor of Medicine and Chairman of the Committee on Clinical Pharmacology and Pharmacogenomics and Associate Director for Clinical Science for the Cancer Research Center at the University of Chicago. Dr. Ratain has been associated with the Department of Medicine at the University of Chicago since 1983. He has authored and co-authored more than 300 articles and book chapters. He received his A.B. Degree in Biochemical Sciences from Harvard University and his M.D. from the Yale University School of Medicine.

Michael R. Merson was appointed to our Board of Directors in July 2008. Since 2003 Mr. Merson has served on the board and was elected Chairman in 2004 of CareFirst – Blue Cross/Blue Shield the sixteenth largest health insurer in the United States with annual revenues of approximately $7.0 billion and covering over 3.2 million insured individuals. CareFirst is part of the BlueCross/Blue Shield group of insurance providers that collectively cover 100 million lives in the U. S. Mr. Merson previously held director and executive officer positions, primarily President and / or CEO with MedStar Health, Helix Health, Inc., Franklin Square Hospital Center and Preferred Health Network. He continues to provide consulting services to primarily healthcare related enterprises, focused on merger and acquisition, goal setting, business and governance issues and executive compensation and benefits through Michael R. Merson, LLC and Yaffe & Company, consultants. He received a BSBA from the University of Denver and an MBA from The George Washington University.

John H. Landon was appointed to our Board of Directors in December 2008. Mr. Landon’s career includes more than 30 years of broad, multi-functional experience with the DuPont Company. Prior to retiring from active management, Mr. Landon served as vice president and general manager of medical products for DuPont. He had worldwide responsibility for all of DuPont’s medical products businesses, encompassing total annual sales of $1 billion and more than 5,000 employees. In addition to other director roles, Mr. Landon served as chairman of the board of Cholestech Corporation prior to its 2007 sale to Inverness Medical and as a director of Digene Corporation prior to its 2007 sale to Qiagen. He currently is a member of the board of LipoScience, Inc., and Christiana Care Health System, and a member of the board of advisors for Water Street Healthcare Partners. Mr. Landon received his BS in Chemical Engineering from the University of Arizona.

Robert Caspari, MD became Chief Operating Officer and Chief Medical Officer of the Company in February 2009. Dr. Caspari has more than 25 years of experience in drug and diagnostic product development and commercialization. He most recently served from July 2008 to February 2009, as the chief executive officer of Living Cell Technologies, a publicly traded biotech company focused on cellular therapy for Type I diabetes and neurological disorders. From November 2007 to July 2008 he served as president and chief executive officer of Aurogen, a privately held biotech company involved in drug development for neurological disorders. He served as senior vice president of commercial operations and medical affairs at Myogen from 2006 to 2007 (now a unit of Gilead Sciences, traded on the Nasdaq). Dr.  Caspari operated Caspari Biopharma Consulting from 2004 to 2006. From 2000 to 2004 he served as vice president and general manager of biopharmaceuticals at Novo Nordisk Pharmaceuticals (the U.S. operations of Novo Nordisk A/S, traded on the Denmark exchange). Earlier in his career he held management positions at Schering-Plough, Boehringer Mannheim, Somatogen, and Baxter International. Dr. Caspari entered the pharmaceutical industry in 1982 after practicing internal medicine for four years. He received a B.A. in psychology from UCLA and his medical degree from Georgetown University.

Jeffrey McGonegal became Chief Financial Officer of the Company in June 2003 and served as interim President in December 2004 and January 2005. Mr. McGonegal also serves as Chief Financial Officer of PepperBall Technologies, Inc., (OTC: PBAL.PK), a publicly held provider of non-lethal projectiles, launchers, hardware and software security related products. Mr. McGonegal also serves as Senior Vice President — Finance of Cambridge Holdings, Ltd., a small publicly held company with limited business activities. Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry. He received a B.A. degree in accounting from Florida State University.

Mark Colgin, PhD was appointed Chief Scientific Officer of the Company in February 2009. Dr. Colgin joined the Company in September 2000 and served as Director of Recombinant Technology until he was promoted to Chief Scientist in January 2003.  Prior to joining the Company, his areas of research included the characterization and artificial synthesis of spider silk proteins, regulation of gene expression, neurovirology and gene delivery systems.  Dr. Colgin received a B.S. in Biochemistry and a Ph.D. in Molecular Biology from the University of Wyoming.

Identity and background of significant employees

The following is biographical information regarding our significant employees:

Donald Traul, PhD joined the Company in May 2006 and currently serves as Director of Scientific Projects.  Prior to joining the Company Dr. Traul was a microbiologist with the Animal Disease Research Unit at the USDA.  Previous experience also includes as a research and development scientist at ThermoBioStar where he worked to develop immunologic and nucleic acid based diagnostics.  His research has included anti-cancer therapies, immunology, gene expression, molecular neurovirology, and pathogenesis of viruses and bacteria in animals. Dr. Traul received a B.A. in Biology from St. Olaf College, a Masters of Clinical Laboratory Sciences from the University of Wisconsin-Milwaukee, and a PhD in Microbiology from Colorado State University.

Independence of the Board of Directors

        Our Board of Directors currently consists of Messrs. Faulkner, Pusey, Hepler, Welch, Ratain, Merson, Landon, and Ms. Schoettler. Effective January 2009 Mr. Faulkner was named Executive Chairman and Mr. Pusey accepted a newly created role of Vice Chairman. In February 2009 Mr. Donnelly resigned as an officer and director and Mr. Faulkner accepted the role of interim Chief Executive Officer. The Company defines “independent”as that term is defined in Rule 5605(a)(2) of the Nasdaq listing standards. Messrs. Welch, Hepler, Ratain, Merson, Landon and Ms. Schoettler qualify as independent and none of them has any material relationship with the Company that might interfere with his or her exercise of independent judgment.

        Commencing in February 2007 the outside independent directors began receiving cash compensation of $500 per month which was increased to $1,000 per month each effective February 1, 2008. Our independent directors typically receive a stock option upon joining and additional options over time, generally annually. The Board expanded in 2008 appointing three new directors, Dr. Mark Ratain in March 2008, Michael Merson in July 2008, and John Landon in December 2008. Greg Pusey receives annual compensation of $150,000 for his active role currently as Vice Chairman (and previously as Chairman until January 2009, a position he had held since September 2003). The directors are reimbursed for all expenses incurred by them in attending board meetings.

Committees

Audit Committee:   The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The Company’s independent directors serving on the audit committee, which consists of: David Welch (who serves as Chair of the Committee), Gail Schoettler and Michael Merson. Mr. Welch has been designated as the financial expert on the audit committee. The Company defines “independent” as that term is defined in Rule 5605(a)(2)4200(a) (15) of the Nasdaq listing standards.

Nominating and Corporate Governance Committee (“Nominating Committee”):   The Company’s independent directors serving on the Nominating Committee consists of: Gail Schoettler (who serves as Chair of the Committee), Douglas Hepler and Mark Ratain. Duties of the Nominating Committee include oversight of the process by which individuals may be nominated to our board of directors. Our Nominating Committee’s charter was adopted by the board of directors on March 17, 2004, and is available on our web site at www.aspenbiopharma.com. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Officers and Directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”). Directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended December 31, 2008, and as of April 28, 2009, there were no directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, 4 or 5, except for, Mark Colgin, who was deemed to be an “executive officer” of the Company as of February 10, 2009 was unable to file a Form 3 until February 27, 2009.

Code of Ethics and Whistle Blower Policy

In December 2003, the Board of Directors adopted a Code of Ethics that applies to its directors, officers (including its chief executive officer, chief financial officer, controller and other persons performing similar functions), and management employees generally. The Code of Business Ethics is available on our website at www.aspenbiopharma.com. We intend to post any material amendments to or waivers of, our Code of Ethics that apply to our executive officers, on this website. In addition, our Whistle Blower Policy is available on our website at www.aspenbiopharma.com.

Communications with the Board of Directors

If security holders wish to communicate with the Board of Directors or with an individual director, they may direct such communications in care of the Chief Financial Officer, AspenBio Pharma, Inc., 1585 S. Perry Street, Castle Rock, CO 80104. The communication must be clearly addressed to the Board of Directors or to a specific director. The Board of Directors has instructed the Chief Financial Officer to review and forward any such correspondence to the appropriate person or persons for response.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

        This section describes our compensation program for our named executive officers (“NEOs”). The following discussion focuses on our compensation program and compensation-related decisions for fiscal 2008 and also addresses why we believe our compensation program is appropriate for the Company.

        Compensation philosophy and overall objectives of executive compensation programs

        It is our philosophy to link executive compensation to corporate performance and to create incentives for management to enhance our value. The following objectives have been adopted by the Compensation Committee as guidelines for compensation decisions:

•	provide a competitive total executive compensation package that enables us to attract, motivate and retain key executives;
•	integrate the compensation arrangements with our annual and long-term business objectives and strategy, and focus executives on the fulfillment of these objectives; and
•	provide variable compensation opportunities that are directly linked with our financial and strategic performance.

        Procedures for determining compensation

        Our Compensation Committee has the overall responsibility for designing and evaluating the salaries, incentive plan compensation, policies and programs for our NEOs. The Compensation Committee relies on input from our Chief Executive Officer regarding the NEOs (other than himself) and an analysis of our corporate performance. With respect to the compensation for the Chief Executive Officer, the Compensation Committee evaluates the Chief Executive Officer’s performance and sets his compensation. With respect to our corporate performance as a factor for compensation decisions, the Compensation Committee considers, among other aspects, our long-term and short-term strategic goals and development goals.

        Our Chief Executive Officer plays a significant role in the compensation-setting process of the other NEOs and makes recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs. The Compensation Committee then discusses the recommendations with the Chief Executive Officer at least annually. The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer. The Compensation Committee makes recommendations to the full board for their final approval regarding the overall compensation structure for the NEO’s. In fiscal 2008, the Compensation Committee and the board approved the Chief Executive Officer’s recommendations for salary and bonus with respect to each of the other NEOs.

        In determining the adjustments to the compensation of our NEOs, during fiscal 2008 we conducted a limited review of peer group study information but we did not perform a benchmarking survey for fiscal 2008 or rely on a compensation consultant. Our Compensation Committee relied on their experience with other public companies, and those experiences informed and guided our compensation decisions for fiscal 2008.

        Elements of compensation

        The compensation of our NEOs consists primarily of four major components:

•	base salary;
•	annual incentive awards;
•	long-term equity awards; and
•	other benefits.

        Base salary

        The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that position, each NEO’s historical salary earned in similar management positions. A significant portion of each NEO’s total compensation is in the form of base salary. The salary component was designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer with respect to the other NEOs and its own assessment of the Chief Executive Officer, taking into account our operating and financial results for the year, a subjective assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities. During fiscal 2008, only one NEO received a merit-based increase in base salary.

        Annual incentive plan

        Annually, management of the Company develops goals and milestone objectives in the form of a written goal set (“Incentive Plan”) that is then approved by the Compensation Committee and the Board. This Incentive Plan is designed to recognize and reward our employees including the NEO’s for contributing towards the achievement of our annual business plan. The Compensation Committee believes the Incentive Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for our employees upon achievement of targeted operating results as determined by the Compensation Committee and the board of directors. The fiscal 2008 Incentive Plan was based primarily on advancement of development activities surrounding our appendicitis product. Generally, bonus payouts for 2008 were determined to be based on 30% achievement of the Incentive Plan’s targeted goals.

        At the close of the performance period, the Compensation Committee determined the bonuses for the employees, including the NEOs following the annual audit and reporting of financial results for fiscal 2008 and recommended such awards to the board of directors, who approved them. The Compensation Committee believes the incentive awards were warranted and consistent with the performance of such executives during fiscal 2008 based on the Compensation Committee’s evaluation of each individual’s overall contribution to accomplishing our fiscal 2008 corporate goals and of each individual’s achievement of strategic and individual performance goals during the year.

        Long-term equity awards

        The Compensation Committee believes that it is essential to align the interests of the executives, other key management personnel and all employees responsible for our growth with the interests of our stockholders. The Compensation Committee has also identified the need to retain tenured, high performing executives. The Compensation Committee believes that these objectives are accomplished through the provision of stock-based incentives that align the interests of management personnel with the objectives of enhancing our value, as set forth in the AspenBio Pharma 2002 Stock Incentive Plan (the “Plan”).

        The board of directors awarded stock options to the employees, including the NEOs during January 2009. The Plan was established, generally, to compensate option recipients for working to increase our value. In general, we provide our employees, including NEOs with stock options subject to vesting schedules general over three years.

        The Compensation Committee periodically reviews long-term incentives to assure that our executive officers and other key employees are appropriately motivated and rewarded based on our long-term financial success.

        Other benefits

        Perquisites and Other Benefits.  We offer our NEOs modest perquisites and other personal benefits that we believe are reasonable and in our best interest and generally in line with benefits we offer to all of our employees. See “—2008 Summary compensation table.”

        Severance Benefits.  We have entered into employment agreements with several of our NEOs. These agreements provide our NEOs with certain severance benefits in the event of involuntary termination. See “—Employment agreements.”

EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

                The following table sets out the compensation received for the fiscal years ended December 31, 2008 and 2007 in respect to each of the individuals who were the Company’s chief executive officer and chief financial officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000 (except for Dr. Traul each of these persons is considered a NEO as defined above).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Plan Compensation ($)	All Other Compensation ($)	Total ($)

Daryl J. Faulkner,	2008	$—	$—	$—	$—	$—	$—	$—	$—
Chairman and Interim
Chief Executive Officer (1)

Richard G. Donnelly,	2008	$250,000	$45,000	$—	$140,719	$—	$—	$30,946	$466,665
Former - Chief Executive	2007	$222,917	$280,000	$74,000	$78,981	$—	$—	$31,784	$687,682
Officer and Director (2)

Jeffrey G. McGonegal,	2008	$110,000	$—	$—	$89,086	$—	$—	$20,613	$219,699
Chief Financial Officer (3)	2007	$100,000	$80,000	$—	$35,889	$—	$—	$20,857	$236,746

Dr. Mark A. Colgin,	2008	$125,000	$26,600	$—	$26,333	$—	$—	$12,417	$190,350
Chief Scientific Officer (4)	2007	$105,000	$60,000	$—	$26,333	$—	$—	$12,378	203,711

Dr. Donald L. Traul	2008	$105,000	$15,000	$—	$15,800	$—	$—	$9,078	$144,878
Manager-Scientific	2007	$90,000	$40,000	$—	$91,503	$—	$—	$8,175	$229,678
Projects (5)

(1)	Mr. Faulkner joined the Company on January 26, 2009 as Chairman of the Board under an employment contract for an annual salary of $250,000. On that date, he was granted 500,000 options at $1.69 per share vesting in arrears over a three year period and expiring in ten years. Effective February 10, 2009, Mr. Daryl Faulkner was appointed as the interim Chief Executive Officer.

(2)	Mr. Donnelly served on the Company’s board of directors during fiscal 2007 and 2008 but not receive separate compensation for serving as a director. On February 10, 2009 Mr. Donnelly’s employment agreement terminated and he resigned from his positions as President, Chief Executive Officer and board member, positions that he had held since 2005. In January 2007 Mr. Donnelly’s Employment Agreement was amended to among other to things increase his annual compensation to $225,000 and he was also granted 25,000 restricted shares of common stock, valued at the time of issuance at $74,000. In January 2008 Mr. Donnelly’s Employment Agreement was amended to among other things increase his annual compensation to $250,000. During 2008 and 2007 Mr. Donnelly was also provided temporary living accommodations at a total cost of $11,045 and $10,917, respectively, coverage under the Company’s group medical plan at a total cost of $14,743 and $16,016, respectively and $4,851 in life insurance premiums during each year. Mr. Donnelly was awarded a cash bonus for 2008 year of $45,000 that was paid to him in 2009 and a cash bonus for 2007 of $280,000 that was paid to him in 2008. On January 24, 2007 Mr. Donnelly was granted 100,000 options at $2.96 per share vesting in arrears over a three year period and expiring in ten years. On January 17, 2008 Mr. Donnelly was granted 50,000 options at $6.63 per share vesting in arrears over a three year period and expiring in ten years. Subsequent to December 31, 2008, on January 27, 2009, Mr. Donnelly was granted 50,000 options at $1.69 per share vesting in arrears over a three year period and expiring in ten years.

(3)	Effective February 10, 2009 the Company commenced an employment agreement with Jeffrey McGonegal, the Company’s chief financial officer. Mr. McGonegal has served as the Company’s chief financial officer since 2003 at an annual salary of $110,000 in 2008, although he had not previously had an employment agreement with the Company. The employment agreement, effective as of February 10, 2009, is for an initial one year term and will automatically renew for successive one year terms unless terminated by either party. Mr. McGonegal following a transition period will devote all of business related time to the Company within six to nine months. Mr. McGonegal effective February 10, 2009 began receiving annual salary of $175,000 which amount will be increased to $225,000 upon Mr. McGonegal devoting all of his business related time to the Company. Mr. McGonegal was awarded with a cash bonus for the 2007 year of $80,000 that was paid to him in 2008. Mr. McGonegal was provided coverage under the Company’s group medical plan during 2008 and 2007 at a total cost of $20,613 and $20,857, respectively. During 2007 Mr. McGonegal was granted options to acquire 50,000 shares of common stock at $2.96 per share vesting in arrears over a three year period and expiring in ten years. In January 2008, he was granted 40,000 options at $6.63 per share vesting in arrears over a three year period and expiring in ten years. Subsequent to December 31, 2008, on January 27, 2009 Mr. McGonegal was awarded 50,000 options at $1.69 per share vesting in arrears over a three year period and expiring in ten years.

(4)	During 2008, Dr. Colgin’s annual compensation was $125,000 and he was awarded a cash bonus for 2008 of $26,600 which was paid in 2009. On February 10, 2009, Dr. Colgin was promoted to an officer position of Chief Scientific Officer and his annual compensation increased to $150,000. During 2007, Dr. Colgin was paid an annual salary of $105,000 and he received a cash bonus of $60,000, which was paid in 2008. During 2008 and 2007 Dr. Colgin was also provided coverage under the Company’s group medical plan at a total cost of $12,097 and $12,058, respectively and $320 in life insurance premiums during each year. Subsequent to December 31, 2008, on January 27, 2009 Dr. Colgin was awarded 50,000 options at $1.69 per share vesting in arrears over a three year period and expiring in ten years.

(5)	Although we do not consider Dr. Traul to be an “officer” of the Company has defined in Rule 16a-1 promulgated under the Securities Exchange Act of 1934 Dr. Traul is one of the Company’s most highly compensated employees. During 2008, Dr. Traul’s annual compensation was $105,000 and he received a cash bonus for 2008 of $15,000 which was paid in 2009. During 2007, Dr. Traul was paid an annual salary of $90,000 and he received a cash bonus for 2007 of $40,000, which was paid in 2008. During 2008 and 2007 he was also provided coverage under the Company’s group medical plan at a total cost of $9,078 and $8,175, respectively. Subsequent to December 31, 2008, on January 27, 2009 Dr. Traul was awarded 30,000 options at $1.69 per share vesting in arrears over a three year period and expiring in ten years.

The Company’s employment agreements with its management do not contain any change of control provisions, but generally do contain severance provisions generally for three to six months of severance, conditioned upon executing acceptable separation and release agreements.

The Company values common shares issued for compensation at the closing trading price on the day of award. Options and warrants issued for compensation are valued based the Black-Scholes model using the assumption as detailed in the notes to the Company’s financial statements filed on Form 10-K.

The Compensation Committee of the Board of Directors reviews and proposes compensation, bonus and equity awards for the executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name and Principal Position	Number of Securities Underlying Exercisable Options (#) (1)	Number of Securities Underlying Un-exercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Daryl J. Faulkner,	—	—
Chairman and Interim Chief Executive Officer

Richard G. Donnelly,	500,000	—	—	$0.60	1-24-15
Former - Chief Executive Officer, President	75,000	—	—	$1.40	1-24-16
and Director	66,667	33,333	—	$2.96	1-24-17
	16,667	33,333	—	$6.63	1-17-18

Jeffery McGonegal,	60,000	—	—	$1.47	6-17-13
Chief Financial Officer	140,000	—	—	$1.21	1-19-14
	100,000	—	—	$0.75	8-24-14
	50,000	—	—	$0.80	3-24-15
	33,333	16,667	—	$2.96	1-24-17
	13,333	26,666	—	$6.63	1-17-18

Dr. Mark A. Colgin,	33,333	16,667	—	$2.96	11-21-16

Dr. Donald L. Traul,	10,000	10,000	—	$1.97	11-21-16
Manager of Scientific Projects

Stock options granted, generally vest over a three year period from the date of grant, annually in arrears and expire in ten years. In December 2005 the Company’s board vested all non-vested options that remained outstanding at that time 100%. The material terms of the option grants are more fully described in the notes to the Summary Compensation Table above.

DIRECTOR COMPENSATION

Commencing in February 2007 the outside independent directors began receiving cash compensation of $500 per month which was increased to $1,000 each per month effective February 1, 2008. Our independent directors typically receive a stock option upon joining and additional options over time, generally annually. As of January 1, 2008 Greg Pusey began receiving compensation of $150,000 annually for his active role as Vice Chairman a position he has held since January 2009 which was preceded by his role as Chairman, a position he held since September 2003. Effective January 2009, Daryl J. Faulkner was appointed Chairman. The directors are reimbursed for all expenses incurred by them in attending board meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Gregory Pusey (1)	$150,000	—	$101,569	—	—	$260,889
Director

Gail Schoettler (2)	$11,500	—	$124,786	—	—	$136,286
Director

Douglas Hepler (3)	$11,500	—	$124,786	—	$52,900	$189,186
Director

David Welch (4)	$11,500	—	$124,786	—	—	$136,286
Director

Dr. Mark Ratain (5)	$10,000	—	$59,781	—	$35,000	$104,781
Director

Michael R. Merson (6)	$7,000	—	$41,681	—	—	$48,681
Director

John H. Landon (7)	$—	—	$3,224	—	—	$3,224
Director

(1)     In January 2008, Mr. Pusey’s compensation was increased from $100,000 to $150,000 per year. On January 17, 2008 Mr. Pusey was granted options to purchase 50,000 shares at $6.63 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2008, Mr. Pusey held a total of 450,000 options to purchase shares of our common stock.

(2)     On January 17, 2008 Ms. Schoettler was granted options to purchase 50,000 shares at $6.63 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2008, Ms. Schoettler held a total of 400,000 options to purchase shares of our common stock.

(3)     Mr. Hepler received consulting fees, of $52,900, paid to his consulting firm, for his services providing consulting and liaison services between the Scientific Advisory Board and the board of directors. On January 17, 2008 Mr. Hepler was granted options to purchase 50,000 shares at $6.63 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2008, Mr. Hepler held a total of 300,000 options to purchase shares of our common stock, exclusive of any options held by his wife which he disclaims any beneficial interest in.

(4)     On January 17, 2008 Mr. Welch was granted options to purchase 50,000 shares at $6.63 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2008, Mr. Welch held a total of 300,000 options to purchase shares of our common stock.

(5)     On March 27, 2008 Dr. Ratain was appointed to our Board of Directors. Upon his appointment he was granted options to purchase 66,313 shares of our common stock at $6.13 per share, vesting over three years in arrears and expiring in ten years. In addition to his Board compensation, he was paid $5,000 per month in consulting fees commencing in May 2008, for his services in providing consulting and liaison services with the board of directors on scientific matters. As of December 31, 2008, Dr. Ratain held a total of 66,313 options to purchase shares of our common stock.

(6)     On July 1, 2008 Mr. Merson was appointed to our Board of Directors. Upon his appointment he was granted options to purchase 65,674 shares of our common stock at $6.38 per share, vesting three years in arrears and expiring in ten years. As of December 31, 2008, Mr. Merson held a total of 65,674 options to purchase shares of our common stock.

(7)     On December 19, 2008 Mr. Landon was appointed to our Board of Directors. Upon his appointment he was granted options to purchase 67,035 shares of our common stock at $5.87 per share, vesting three years in arrears and expiring in ten years. As of December 31, 2008, Mr. Landon held a total of 67,035 options to purchase shares of our common stock.

Agreements with Management Entered After the End of our Fiscal Year

During 2009 we entered into employment agreements with Daryl J. Faulkner, Robert Caspari and Jeffrey McGonegal, providing base annual compensation of $250,000, $250,000 and $175,000, respectively. Mr. McGonegal’s agreement provides that following a transition period he will devote all of business related time to the Company within six to nine months and thereupon his annual base salary will be increased to $225,000. All of the agreements are for one year terms and automatically renew unless cancelled by either party and provide for customary confidentiality, non-compete, bonus and benefit provisions. Each agreement provides for the payment of severance in the event that the agreement is terminated for other than cause, or as a result of death or disability, with the amount of the severance payment for Messrs. Faulkner, Caspari and McGonegal varying from three to six months of the each executive’s salary.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The number of shares outstanding of the Company’s common stock at March 13, 2009, was 31,696,748. The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 13, 2009 by each Company director and each executive officer then serving, by all directors and executive officers as a group, and sets forth the number of shares of Company common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options currently exercisable or exercisable within 60 days after March 13, 2009 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the knowledge of the directors and executive officers of the Company, as of March 13, 2009, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below. Unless otherwise indicated, the address of each individual named below is the address of the company, 1585 South Perry Street, Castle Rock, CO 80104.

Name and Address	Number of Shares	Percent

Daryl J. Faulkner (1)	—	*
Gregory Pusey (3)	1,519,388	4.7%
Gail S. Schoettler (4)	365,000	1.1%
Douglas I. Hepler (5)	355,000	1.1%
David E. Welch (6)	250,000	*
Mark J. Ratain (7)	22,104	*
Michael R. Merson (8)	—	*
John H. Landon (9)	—	*
Robert Caspari, MD (10)	—	*
Jeffrey G. McGonegal (11)	592,322	1.9%
Mark Colgin (12)	505,408	1.6%

All Officers and Directors as a Group	3,609,222	11.45%
(12 persons) (13)

RMB Capital Management, LLC
115 S. LaSalle St., 34th Floor	2,277,081	7.2%
Chicago, IL 60603

The Peierls Foundation, Inc.
c/o U.S. Trust Company of N.Y.	2,771,339	8.7%
114 West 47th Street
New York, N.Y. 10036

Corriente Advisors, LLC
201 Main Street, Suite 1800	2,874,692	9.1%
Fort Worth, TX 76102

* Holds less than 1%

(1)	Does not include options to acquire 500,000 shares at $1.69 per share which are scheduled to vest annually over three years commencing in January 2010.

(2)	Includes 324,681 shares and 13,000 held by his IRA. Also includes options to acquire 500,000 shares at $.60 per share, options to acquire 75,000 shares at $1.40 per share, options to acquire 66,667 shares at $2.96 per share and options to acquire 16,667 shares at $6.63. Does not include options to acquire 33,333 shares at $2 .96 per share which are scheduled to vest in January 2010, or options to acquire 33,333 at $6.63 per share which are scheduled to vest equally in January 2010 and 2011 and options to acquire 50,000 at $1.33 per share which vest annually over three years commencing in January 2010.

(3)	Includes 626,341 shares directly owned plus 137,290 shares held by his wife, his wife's IRA account and their daughter. Mr. Pusey disclaims beneficial ownership of these shares. Also includes: (i) 57,913 shares held in Mr. Pusey's IRA account, (ii) 5,107 shares held jointly with his wife and (iii) 292,737 shares held by Cambridge Holdings Ltd. Mr. Pusey is President, a director and principal shareholder of Cambridge. Includes options to acquire 100,000 shares at $1.21 per share, options to acquire 250,000 options at $0.80 per share, options to acquire 33,333 shares at $2.96 per share and options to acquire 16,667 shares at $6.63 per share. Excludes 16,667 options at $2.96 per share which vest in January 2010, options to acquire 33,333 shares at $6.63 per share, which vest equally in January 2010 and 2011 and also excludes options to acquire 50,000 shares that were granted in January 2009 at $1.33 per share which vest annually over three years commencing in January 2010.

(4)	Includes 15,000 shares directly owned. Also includes options to purchase 100,000 shares at $1.47 per share, options to purchase 50,000 shares at $.85 per share, options to purchase 100,000 shares at $.96 per share, options to purchase 50,000 shares at $1.60 per share, options to purchase 33,333 shares at $2.96 per share and options to purchase 16,667 shares at $6.63 per share. Excludes options to purchase 16,667 shares at $2.96 per share which vest in January 2010, options to purchase 33,333 shares at $6.63 per share which vest equally in January 2010 and 2011 and also excludes options to purchase 50,000 shares at $1.33 per share which vest annually over three years commencing in January 2010.

(5)	Includes 5,000 shares directly owned plus 50,000 shares held by Dr. Hepler's wife. Dr. Hepler disclaims ownership of these shares. Also includes options to purchase 100,000 shares at $1.50 per share, options to purchase 50,000 shares at $.80 per share, options to purchase 50,000 shares at $ 1.60 per share, options to purchase 33,333 shares at $2.96 per share and options to purchase 16,667 shares at $6.63 per share. Also includes options to purchase 50,000 shares at $.75 per share held by Dr. Helper's wife. Dr. Helper disclaims ownership of these shares. Excludes options to purchase 16,667 shares at $2.96 per share as such options vest in January 2010, options to purchase 33,333 shares at $6.63 per share which vest equally in January 2010 and 2011 and also excludes options to purchase 50,000 shares at $1.33 per share which vest annually over three years commencing in January 2010.

(6)	Includes options to acquire 100,000 shares at $.76 per share, options to acquire 50,000 shares at $.80 per share, options to acquire 50,000 shares at $1.60 per share, options to acquire 33,333 shares at $2.96 per share and options to purchase 16,667 shares at $6.63 per share. Excludes options to purchase 16,667 shares at $2.96 per share which vest in January 2010, options to purchase 33,333 shares at $6.63 per share which vest equally in January 2010 and 2011 and also excludes options to purchase 50,000 shares at $1.33 per share which vest annually over three years commencing in January 2010.

(7)	Includes options to acquire 22,104 shares at $.76 per share. Excludes options to purchase 41,209 shares at $6.13 per share which vest equally in March 2010 and 2011 and also excludes options to purchase 50,000 shares at $1.33 per share which vest annually over three years commencing in January 2010.

(8)	Excludes options to purchase 65,674 shares at $6.38 per share which vest annually over three years commencing in July 2010 and also excludes options to purchase 50,000 shares at $1.33 per share which vest annually over three years commencing in January 2010.

(9)	Mr. Landon has assigned his option rights to a trust for which Mr. Landon serves as the trustee. Excludes options to purchase 67,035 shares at $5.87 per share which vest annually over three years commencing in December 2009 and also excludes options to purchase 50,000 shares at $1.33 per share which vest annually over three years commencing in January 2010.

(10)	Does not include options to acquire 300,000 shares at $1.80 per share which are scheduled to vest annually over three years commencing in February 2010.

(11)	Includes 194,156 shares and 1,500 shares owned by his daughter. Also includes options to purchase 60,000 shares at $1.47, options to acquire 140,000 shares at $1.21 per share, options to purchase 100,000 shares at $.75 per share, options to purchase 50,000 shares at $.80 per share, options to purchase 33,333 shares at $2.96 per share and options to purchase 13,333 shares at $6.63 per share. Excludes options to purchase options to purchase 16,667 shares at $2.96 per share vesting in January 2010, options to purchase 26,667 shares at $6.63 per share equally in January 2010 and 2011 and also excludes options to purchase 50,000 shares at $1.33 per share which vest annually over three years commencing in January 2010.

(12)	Includes 472,075 shares directly owned. Also includes options to purchase 33,333 shares at $2.96 per share. Excludes options to purchase options to purchase 16,667 shares at $2.96 per share vesting in January 2010 and also excludes options to purchase 50,000 shares at $1.33 per share which vest annually over three years commencing in January 2010.

(13)	Includes footnotes one through twelve.

Changes in Control

        There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized Under Equity Compensation Plans Information

        The Company currently has one equity compensation plan. The 2002 Stock Incentive Plan (the "Plan") was approved by the board of directors and adopted by the stockholders on May 20, 2002. At our annual meeting of stockholders held on June 9, 2008 our stockholders approved an amendment to the Plan increasing the number of shares reserved under the Plan to 4,600,000.

        The following table gives information about the Company's Common Stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	3,361,632	$ 2.13	1,238,368
Equity compensation plans not
approved by security holders	—	$ —	—

Total	3,361,632	$ 2.13	1,238,368

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Except for the employment agreements previously entered into between the Company and certain of its executive officers (as described in Item 11 above), since January 1, 2008, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect the Company.

        Information about the independence of our non-management directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, “Directors, Executive Officers, and Corporate Governance” herein.

Item 14.    Principal Accountant Fees and Services.

        Disclosure of information required under Item 14 was included with the Form 10-K for the fiscal year ended December 31, 2008 originally filed on March 16, 2009.

PART IV

Item 15.     Exhibits

(a) Exhibits:

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (5)
3.2	Amended and Restated Bylaws (7)
4.1(a)	Specimen Certificate of Common Stock (1)
10.7	2002 Stock Incentive Plan (1)
10.8	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1)
10.9	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.21	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(3)
10.22	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.23(a)	Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.23(b)	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.23(c)	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.24	Common Stock and Warrant Purchase Agreement dated May 12, 2005. (6)
10.27	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (8)
10.28	Employment Agreement with Robert F. Caspari effective as of February 10, 2009 (9)
10.29	Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (9)
10.30	Consulting Agreement with John Bealer.(12)
10.31	Employment Agreement with Daryl Faulkner effective as of January 26, 2009. (11)
14.1	Form of Code of Ethics. (10)
23.1	Consent of GHP Horwath, P.C. (12)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

*	Portions of Exhibits 10.8, 10.21 and 10.27 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant’s report on Form 8-K/A on January 10, 2003. (3) Incorporated by reference from the registrant’s report on Form 8-K on April 7, 2003.
(4)	Incorporated by reference from the registrant’s Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended September 30, 2005, filed November 10, 2005
(6)	Incorporated by reference from the registrant’s Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.
(7)	Incorporated by reference from the registrant’s Report on form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(8)	Incorporated by reference from the registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(9)	Incorporated by reference from the registrant’s Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.
(10)	Incorporated by reference from the registrant’s Report on Form 10-KSB for the year ended December 31, 2007, filed March 21, 2008
(11)	Incorporated by reference from the registrant’s Report on Form 8-K dated January 19, 2009, filed January 23, 2009.
(12)	Incorporated by reference from the registrant’s Report on Form 10-K dated December 31, 2008, filed March 16, 2009.

SIGNATURES

        In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 29, 2009 by the undersigned thereto.

ASPENBIO PHARMA, INC.

/s/ Daryl J. Faulkner Daryl J. Faulkner, Chief Executive Officer

/s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer