Form 10-Q
period 2009-03-31
AspenBio Pharma, Inc.
filed 2009-05-07
CIK 1167419

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of no par value common stock outstanding as of May 4, 2009 was 31,707,642.

ASPENBIO PHARMA, INC.

		Page

PART 1 — Financial Information

Item 1.	Condensed Financial Statements

	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Statements of Operations for the Three Months Ended March 31, 2009 and 2008(unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008(unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II - Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	**

Item 4.	Submission of Matters to a Vote of Security Holders	**

Item 5.	Other Information	23

Item 6.	Exhibits	24

	Signatures	24

** - Item is none or not applicable

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,466,355	$11,819,505
Short-term investments	1,655,780	5,639,208
Accounts receivable, net (Note 9)	63,596	63,194
Inventories (Note 2)	701,199	572,286
Prepaid expenses and other current assets	597,512	776,318

Total current assets	16,484,442	18,870,511

Property and equipment, net (Notes 3 and 5)	3,360,655	3,415,728

Other long term assets, net (Note 4)	1,991,730	1,900,439

Total assets	$21,836,827	$24,186,678

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$998,060	$833,240
Accrued compensation	158,324	156,054
Accrued expenses - other	390,495	483,937
Deferred revenue, current portion (Note 6)	913,947	913,947
Current portion of notes payable (Note 5)	268,155	358,533

Total current liabilities	2,728,981	2,745,711

Notes payable, less current portion (Note 5)	2,740,480	2,754,923
Deferred revenue, less current portion (Note 6)	782,105	798,092

Total liabilities	6,251,566	6,298,726

Commitments and contingencies

Stockholders' equity (Notes 7 and 8):
Common stock, no par value, 60,000,000 shares authorized;
31,707,642 and 31,175,807 shares issued and outstanding	44,257,852	43,839,785
Accumulated deficit	(28,672,591)	(25,951,833)

Total stockholders' equity	15,585,261	17,887,952

Total liabilities and stockholders' equity	$21,836,827	$24,186,678

See Accompanying Notes to Unaudited Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Three Months Ended March 31, 2009 and 2008 (Unaudited)

	2009	2008

Sales (Note 9)	$82,147	$375,659
Cost of sales	116,226	214,936

Gross profit (loss)	(34,079)	160,723
Other revenue (Note 6)	15,987	—

Operating Expenses:
Selling, general and administrative (includes stock based
compensation of $388,127 and $373,096)	1,321,589	1,253,056
Research and development	1,416,480	797,792

Total operating expenses	2,738,069	2,050,848

Operating loss	(2,756,161)	(1,890,125)

Other income (expense):
Interest income	76,294	268,887
Interest expense	(53,891)	(60,750)
Other income	13,000	45,700

Total other income (expense)	35,403	253,837

Net loss	$(2,720,758)	$(1,636,288)

Basic and diluted net loss per share	$(.09)	$(.05)

Basic and diluted weighted average number
of common shares outstanding	31,609,736	31,260,863

See Accompanying Notes to Unaudited Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(2,720,758)	$(1,636,288)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	95,602	93,270
Amortization of license fee	(15,987)	—
Stock based compensation for services	388,127	373,096
(Increase) decrease in:
Accounts receivable	(402)	(133,713)
Inventories	(128,913)	118,362
Prepaid expenses and other current assets	178,806	26,264
Increase (decrease) in:
Accounts payable	164,820	238,022
Accrued liabilities	(91,172)	(843,865)

Net cash used by operating activities	(2,129,877)	(1,764,852)

Cash flows from investing activities:
Purchases of short-term investments	(500,642)	(9,320,202)
Sales of short-term investments	4,484,070	2,730,182
Purchases of property and equipment	(27,047)	(76,101)
Purchases of patent and trademark application costs	(104,773)	(244,827)
Purchase of other assets	—	(3,002)

Net cash provided by (used in) investing activities	3,851,608	(6,913,950)

Cash flows from financing activities:
Repayment of notes payable	(104,821)	(88,412)
Proceeds from exercise of stock warrants and options	29,940	512,820

Net cash provided by (used in) financing activities	(74,881)	424,408

Net increase (decrease) in cash and cash equivalents	1,646,850	(8,254,394)

Cash and cash equivalents at beginning of period	11,819,505	22,446,106

Cash and cash equivalents at end of period	$13,466,355	$14,191,712

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,224	$59,335

Schedule of non-cash investing and financing transactions:
Acquisition of patent rights for deferred installment obligation	$—	$57,097

See Accompanying Notes to Unaudited Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2009, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2009 are not necessarily an indication of operating results for the full year.

Note 1. Significant Accounting Policies

Investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly liquid debt and equity investments of highly rated entities which are classified as trading securities. The purpose of the investments is to have readily available funding for research and development, product development, FDA clearance related activities and general corporate purposes. Such investment amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. Unrealized holding gains and losses are included in earnings as interest income. For the three months ended March 31, 2009, there was approximately $9,663 in unrealized loss and $5,660 in management fees, there was no realized gain or loss during the period. For the three months ended March 31, 2008, there was $256,427 in unrealized income, $492 in realized loss and $8,387 in management fees. The Company’s Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of March 31, 2009, approximately 88% of the investment portfolio was in cash equivalents, which is included with cash on the accompanying balance sheet and the remaining funds were invested in short term marketable securities with none individually representing more than 4% of the portfolio and none with maturities past September 2009. To date the Company’s cumulative market loss from the investments has been insignificant.

Fair value of financial instruments:

Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  As permitted by FSP FAS 157-2, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities until January 1, 2009.  The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, cash flows or financial position. To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments, as of March 31, 2009 and December 31, 2008.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring or non-recurring basis as a result of adopting SFAS 157.

Reclassifications:

Certain amounts in the accompanying financial statements for the period ended March 31, 2008, have been reclassified to conform to the presentation used in 2009.

Income (loss) per share:

SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,222,000 shares for the three months ended March 31, 2009, and approximately 4,150,000 shares for the three months ended March 31, 2008) would be to decrease loss per share.

Recently issued and adopted accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported a part of consolidated earnings. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 160 became effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for the Company beginning January 1, 2009, and its adoption did not have a material impact on the Company’s financial statements.

On January 1, 2009, we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have an impact on our results of our operations, cash flows or financial position.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company’s financial statements.

Note 2. Inventories

Inventories consisted of the following:

	March 31, 2009 (Unaudited)	December 31, 2008

Finished goods	$298,369	$262,537
Work in process	67,291	46,822
Raw materials	335,539	262,927

	$701,199	$572,286

Note 3. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2009 (Unaudited)	December 31, 2008

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Tenant improvements	178,660	178,660
Lab equipment	1,073,890	1,062,840
Office and computer equipment	174,906	158,909

	5,124,195	5,097,148
Less accumulated depreciation	1,763,540	1,681,420

	$3,360,655	$3,415,728

Note 4. Other Long Term Assets

Other long term assets consisted of the following:

	March 31, 2009 (Unaudited)	December 31, 2008

Patents and trademarks and applications, net of accumulated
amortization of $69,815 and $57,760	$1,579,127	$1,486,409
Goodwill, net of accumulated amortization of $60,712	387,239	387,239
Deposits and other	25,364	26,791

	$1,991,730	$1,900,439

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.

Note 5. Debt Agreements

Notes payable and installment obligations consisted of the following:

	March 31, 2009 (Unaudited)	December 31, 2008

Mortgage notes	$2,829,025	$2,850,380
Other installment obligation	179,610	263,076

	3,008,635	3,113,456
Less current portion	268,155	358,533

	$2,740,480	$2,754,923

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2009 and 2008. The SBA portion bears interest at the rate of 5.86%. The loan requires total monthly payments of approximately $23,700 through June 2013 when the then remaining principal balance is due.

Other Installment Obligations:

The Company has executed agreements with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreements as executed, which totaled $350,000 in 2007 and $250,000 in 2008, the Company agreed to pay eight quarterly installments of $43,750 for the 2007 agreement and six quarterly installments of $41,667 for the 2008 agreement. The Company discounted these obligations at an assumed interest rate of 8% in 2007 and 6% in 2008 (which represents the rate management believes it could have borrowed at for similar financings). At March 31, 2009 and December 31, 2008 these obligations totaled $164,211 and $245,498, respectively.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At March 31, 2009, such obligations totaled $15,399, of which approximately $8,900 is due in 2009 and the balance in 2010.

Note 6. Consulting, Development and License Agreements

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., (Novartis”) to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which the Company expects to be substantially achieved in 2009. Ongoing royalties will be payable to the Company upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements, will be paid to the University. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the license fees; as of March 31, 2009, $190,000 has been paid to the University and the remaining $250,000 is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the term of the license agreement and milestone revenue will be recognized as such milestones are achieved. As of March 31, 2009, deferred revenue of $913,947 has been classified as a current liability and $782,105 as a long-term liability. The current liability portion includes the net front-end fee amount that is subject to certain conditions. During the period ended March 31, 2009, $15,987 was recorded as the amortized license fee income arising from the Novartis agreement.

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s patent-pending bovine diagnostic blood test. The test is designed to be used approximately 21 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During 2003, AspenBio determined that results for the test were not proceeding as anticipated. Accordingly, the test was not launched by the October 2003 contract date and Merial’s payment of subsequent development fees was suspended. Based upon the Company’s assessment of the deferred revenue $100,000 of the deferred revenue has been classified as a current liability and the balance as a long-term liability.

The Company has entered into three agreements with separate universities, under which the Company obtained exclusive proprietary rights to certain patents, licenses and technology to manufacture, market and sell developed products. Under the agreements, the Company is obligated to make certain minimum annual payments totaling $45,000, plus milestone payments, as defined, based on a percentage of sales of the products. Under one of the agreements entered into in 2004, the Company acquired rights to the University’s patent portfolio for use in the animal health industry for a total cost of $190,000, of which $60,000 was paid in cash and $130,000 was paid in shares of the Company’s common stock. During January 2008, the Company entered into an amendment of its existing animal health industry license agreement with the University. The amendment provides for the human therapeutic use of certain of the University’s products. As consideration for this amendment, the Company agreed to pay a total of $125,000 in cash, with $65,000 paid at signing and four quarterly payments thereafter of $15,000, each. The final payment was made in January 2009. The existing royalty rate was extended to cover these new products and uses.

Note 7. Stockholders’ Equity

During the three months ended March 31, 2009, advisors exercised options to purchase 38,000 shares of common stock generating $29,940 in cash proceeds to the Company. Also during the three months ended March 31, 2009, the holders of 670,924 warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements (Note 8) and as a result were issued 493,835 common shares in consideration for the surrender of the 670,924 warrants.

During the three months ended March 31, 2008, employees exercised 397,100 options outstanding under the Company’s Plan generating $421,570 in cash proceeds and advisors exercised options for 55,000 shares of common stock generating $91,250 in cash.

Note 8. Stock Options and Warrants:

Stock Options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders. In June 2008, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 4,250,000 to 4,600,000. Stock options granted under this plan generally vest over three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized total stock-based compensation for the three months ended March 31, as follows:

	2009	2008

Stock options to employees and directors	$351,687	$205,978
Stock options to advisory board members	13,000	61,578
Stock options to consultants	23,440	105,540

Total stock based compensation	$388,127	$373,096

AspenBio Pharma accounts for stock-based compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2009 and 2008:

	2009	2008

Expected life	5 years	5 years
Volatility	118 to 119%	68 to 69%
Risk-free interest rate	1.59 to 1.89%	3.56 to 4.04%
Dividend yield	0%	0%
Forfeitures estimated	10%	10%

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

A summary of stock option activity under the Plan of options to employees, directors and advisors, for the three months ended March 31, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,361,632	$2.13
Granted	1,610,500	1.54
Exercised	(38,000)	.79
Forfeited	—	—

Outstanding at March 31, 2009	4,934,132	$1.95	7.6	$1,848,000

Exercisable at March 31, 2009	2,677,149	$1.45	6.0	$1,589,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2009.

During the three months ended March 31, 2009, 1,610,500 stock options were granted under the Plan to employees, officers and directors exercisable at the then market price which averaged $1.54 per share, a weighted average fair value at the grant date of $1.27 per option and all vesting over a three-year period annually in arrears and expiring in ten years. Existing employees and directors were granted a total of 698,000 options at $1.33 per share. The Company also issued a total of 800,000 stock options to two newly hired officers, 500,000 are exercisable at $1.69 per share and 300,000 are exercisable at $1.80 per share. In addition, three newly hired employees were granted 112,500 options, 100,000 at $1.47, 7,500 at $1.58, and 5,000 options at $1.32. During the three months ended March 31, 2008, there were 381,313 stock options granted under the Plan exercisable at the then fair market value which averaged $6.64 per share, a weighted average fair value at the grant date of $3.84 per option and all vesting over a three-year period annually in arrears and expiring in ten years.

During the three months ending March 31, 2009, advisors exercised 38,000 options outstanding under the Company’s Plan generating $29,940 in cash which had an intrinsic value when exercised of $215,000. During the three months ended March 31, 2008, employees exercised 397,100 options generating $421,570 in cash proceeds and advisors exercised 55,000 options generating $91,250 in cash. During the 2008 period, the 452,100 options exercised by employees and advisors had an intrinsic value when exercised of $3,071,000.

Based upon the Company’s experience, approximately 90% or approximately 4,441,000 options are expected to vest in the future, under their terms. The total fair value of stock options granted to employees, directors and advisors that vested during the three months ended March 31, 2009 and 2008 was $763,000 and $373,000, respectively.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the period ended March 31, 2009 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	881,389	$5.00	$3.18
Granted	1,610,500	1.54	1.27
Vested	(234,906)	5.01	3.25

Nonvested at March 31, 2009	2,256,983	$2.53	$1.81

As of March 31, 2009, based upon employee, advisor and consultant options granted to that point there was approximately $3,245,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Subsequent to March 31, 2009, as of May 1, 2009 a newly hired employee was granted 4,000 stock options at $1.76 per share which vest over a three year period annually in arrears and expire in ten years.

Other common stock purchase options and warrants:

As of March 31, 2009, in addition to the stock options discussed above, the Company had outstanding 287,530 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. Following is a summary of such outstanding options and warrants as of March 31, 2009:

	Shares Under Option / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	943,454	$3.49
Granted	15,000	4.99
Exercised	(670,924)	1.69

Outstanding and exercisable at March 31, 2009	287,530	$7.77	1.9	$—

During the three months ended March 31, 2009, the holders of 670,924 of the above warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements with the 670,924 rights surrendered and cancelled, and the holders were issued 493,835 common shares.

At March 31, 2009 there was no unrecognized cost for non-qualified options and warrants. Operating expenses for the three months ended March 31, 2009 and 2008 include $23,440 and $105,540, respectively, for the value of the investor relations consulting options which also equaled the total fair value of non-qualified options and warrants that vested during the periods. The fair value of the options, recorded as a consulting expense related to investor relations services, at the grant dates has been estimated using the Black-Scholes valuation model, with the following assumptions:

	2009	2008

Expected life	3 years	3 years
Volatility	71 to 119%	68 to 69%
Risk-free interest rate	1.00 to 1.40%	1.87 to 3.07%
Dividend yield	0%	0%
Forfeitures estimated	10%	10%

Subsequent to March 31, 2009, an investor relations firm has been granted 10,000 options to purchase shares of common stock exercisable at $1.59 per share. The options were vested upon grant and expire in three years.

Note 9. Concentrations, Commitments and Contingencies

Customer Concentration

At March 31, 2009, five customers accounted for approximately 78% of total accounts receivable, individually 12%, 14%, 16%, 16% and 20% of the total accounts receivable. At December 31, 2008, three customers accounted for 42%, 16% and 10% of total accounts receivable. For the three months ended March 31, 2009, four customers represented more than 10% of the Company’s sales, accounting for approximately 37%, 12%, 11% and 11%, respectively, of the sales for the period. For the three months ended March 31, 2008, two customers represented more than 10% of the Company’s sales, accounting for approximately 54% and 27%, respectively, of the sales for the period.

Commitments

During the three months ended March 31, 2009, the Company entered into employment agreements with two newly elected officers and one existing officer who previously did not have an employment contract, providing total minimum annual compensation for the three officers of $675,000. The agreements are for an initial term of one year, automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions. In connection with these employment agreements, a total of 800,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to the newly elected officers.

The Company periodically enters generally short term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

ITEM 2

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparative Results for the Three Months Ended March 31, 2009 and 2008

Sales for the three months ended March 31, 2009, totaled $82,000, which is a $294,000 or 78% decrease from the 2008 period. This decrease in sales is primarily attributable to the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs combined with a change in product mix between the two periods. In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $16,000 of such license fee recognized in the three months ended March 31, 2009.

Cost of sales for the three months ended March 31, 2009 totaled $116,000 which is a $99,000 or 46% decrease as compared to the 2008 period. As a percentage of sales, there was a gross loss of 41% in the 2009 period as compared to a gross margin of 43% in the 2008 period. The change in the gross margin percent resulted from the lower level of sales in the 2009 period combined with applied overhead costs.

Selling, general and administrative expenses in the three months ended March 31, 2009, totaled $1,322,000, which is a $69,000 or 6% increase as compared to the 2008 period. During the second half of 2008, the Company increased its overhead costs to support its development activities and advance its licensing activities and negotiations for the single-chain animal products. These changes resulted in among other items, advancing the AppyScore product into FDA clinical trials and the signing of a license agreement with Novartis Animal Health for the bovine LH and FSH products. The changes also resulted in increased expenses for the three months ended March 31, 2009 over the comparable period in 2008 stemming from the hiring of additional personnel which resulted in approximately $278,000 of additional expenses in 2009, which included approximately $149,600 in additional stock based compensation expense in 2009 over 2008 amounts. These compensation expenses were offset by a decrease of approximately $141,000 in public company expenses for 2009 due to Sarbanes-Oxley and personnel recruiting related expenses being higher in 2008 when procedures and documentation related activities were at an accelerated level combined with an approximate $82,000 reduction in 2009 investor related expenses associated with stock based compensation expenses for fewer options being issued to our investor relations firm.

Research and development expenses in the 2009 period totaled $1,416,000, which is a $619,000 or 78% increase as compared to the 2008 period. Development efforts and advances on the appendicitis products, including product development advances, analysis of the clinical trial, FDA submission related activities and market research resulted in an expense increase in 2009 of approximately $702,000. This increase was offset by lower development expenses on the single-chain animal products of approximately $89,000 in 2009 as the bovine products moved from feasibility development by AspenBio to a commercialization and licensing arrangement with Novartis commencing in mid to late 2008. Additions to research staff, including temporary contract personnel, to support accelerating development efforts, increased expenses by approximately $56,000 in 2009.

Primarily as a result of the lower levels of cash and reduced investment returns in 2009 as compared to 2008, interest income of approximately $76,000 was earned in 2009 as compared to $269,000 in 2008.

No income tax benefit was recorded on the loss for the three months ended March 31, 2009, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

We reported a net loss of $2,721,000 during the three months ended March 31, 2009, which included $484,000 in non-cash expenses relating to stock-based compensation totaling $388,000 and depreciation and amortization totaling $96,000. At March 31, 2009, we had working capital of $13,755,000. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products in order to attempt to continue to secure near-term value from these products from either additional entering licensing agreements for their rights or generating revenues directly from sales of the products.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2009, are anticipated to total approximately $150,000 to $250,000. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2009 will generally be in line or increased somewhat with amounts expended in 2008. Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the appendicitis tests and the single-chain animal hormone products. As we continue towards commercialization of these products including evaluation of strategic alternatives to effectively maximize the value of our technology we will need to consider a number of alternatives, including possible transaction and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic commercialization path determined.

We expect that the primary expenditures will be incurred to continue to advance our initial appendicitis blood test technology, AppyScore™ through the FDA application and clearance process in addition to advancing development and testing of the next generation appendicitis product in the cassette and reader format. During the three months ended March 31, 2009 and 2008, we expended approximately $1,056,000 and $321,000, respectively in direct costs for the appendicitis test development and related efforts. While commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and improvements being made in the test, we believe that 2009 will reflect significant progress in advancing and commercializing the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and the costs that we have incurred for the appendicitis patent may be deemed to be impaired. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, whom we have collaborated with on the appendicitis products. In the event that the product is commercialized and we sell it or in the event of a transaction involving a sale of all or a portion of the Company, the Bealer Agreement provides for a 10% royalty payment to Dr. Bealer, based upon what the Company receives.

In April 2008 we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., (“Novartis”) to develop and launch our novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. We received an upfront cash payment of $2,000,000, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions which we expect to be substantially achieved in late 2009 or early 2010. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. We have agreed to fund our share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements (such as the Novartis Agreement), will be paid to the University. For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the life of the license agreement. We currently anticipate that the commercialization process for these two bovine products, which are both proceeding simultaneously, including securing required FDA and other major countries equivalent regulatory clearance to market the products will encompass approximately three to four years. During the three months ended March 31, 2009 and 2008, we expended approximately $79,000 and $150,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts. We expect that our portion of the future development and commercialization costs will be three to five million dollars, which will be incurred over the development period. Should we be unable to achieve FDA clearance of the BoviPure LH and BoviPure FSH products, we would need to rely on other product opportunities to generate revenues.

We have entered, and expect to continue to enter into additional agreements with contract manufacturers for the development \ manufacture of initial batches of certain of our products for which we are seeking FDA clearance. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) required for those products in which we are seeking FDA clearance. We are in discussions with other potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our products who can economically manufacture them to produce products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty and / or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2009. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

We have a permanent mortgage facility on our land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder. The average approximate interest rate is 7% and the loan requires monthly payments of approximately $23,700 through June 2013 with the then remaining principal balance due July 2013.

During the three months ended March 31, 2009, we received cash proceeds of $30,000 from the exercise of 38,000 options.

In April, 2008 our board of directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares were purchased through September 30, 2008 at a total cost of approximately $992,000 with no purchases in 2009.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, contract consulting and product related expenses. We have also increased our overhead expenses with the hiring of additional management personnel. We believe that our current working capital position will be sufficient to meet our near-term needs. Our investments are maintained in relatively short term, high quality investments instruments, to ensure we have ready access to cash as needed. With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2009 will be significantly lower than that in 2008. Our Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines are for investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio). As of March 31, 2009 approximately 88% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 4% of the portfolio and none maturing past September 2009. Of the marketable securities investment portion, 100% was invested in companies in the financial sector, all in large market cap public companies. To date the cumulative market loss from the investments has been insignificant. The investment account was established in late December 2007 and during the three months ended March 31, 2009, gross marketable securities investments acquired totaled approximately $0.5 million, sales of investments totaled approximately $4.5 million, interest and dividend income totaled approximately $76,000 and there were no significant losses. We expect gain and loss activity in the future to be less than the historical levels.

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

Operating Activities

Net cash consumed by operating activities was $2,130,000 during the three months ended March 31, 2009. Cash was consumed by the loss of $2,721,000, less non-cash expenses of $388,000 for stock-based compensation and $96,000 for depreciation and amortization. Our base antigen business is generally fairly constant from year to year and therefore does not generally impact operating cash flows. As of March 31, 2009 inventories had increased by $129,000 due to receipt of a recent raw material supply order and prepaid expenses and other current assets generated cash of $179,000 due to a reduction of $72,000 in costs that we had incurred under the Novartis agreement that are recoverable from them and lower prepaid expense level overall.

Net cash consumed by operating activities was $1,765,000 during the three months ended March 31, 2008. Cash was consumed by the loss of $1,636,000 less non-cash expenses of $373,000 for stock-based compensation issued for services and $93,000 for depreciation and amortization. An increase accounts receivable of approximately $134,000 from higher sales levels during the three months ended March 31, 2008 consumed cash. Decreases in inventory of $118,000, from the higher sales and a $26,000 decrease in prepaid expenses provided cash. A net decrease in accounts payable and accrued liabilities of $606,000 also consumed cash, as certain year end liabilities were paid.

Investing Activities

Net cash inflows from investing activities generated $3,852,000 during the 2009 period. Marketable securities investments acquired totaled approximately $501,000 and sales of marketable securities totaled approximately $4,484,000. A $132,000 use of cash was primarily attributable to additions to intangibles from additional costs incurred from patent filings and equipment additions from upgrades and expansion of lab equipment.

Net cash outflows from investing activities consumed $6,914,000 during the 2008 period. Marketable securities investments acquired totaled approximately $9,320,000 and sales of marketable securities totaled approximately $2,730,000. A $321,000 use of cash was primarily attributable to additions to intangibles primarily costs incurred from patent filings and equipment additions from upgrades and expansion of lab equipment.

Financing Activities

Net cash outflow from financing activities consumed $75,000 during the 2009 period. The Company received proceeds of $30,000 from the exercise of common stock options and $105,000 was consumed for repayments under existing debt agreements.

Net cash inflows from financing activities generated $424,000 during the 2008 period. The Company received proceeds of $513,000 from the exercise of common stock options and warrants, net of $89,000 for repayments under existing debt agreements.

Recently Issued and Recently Adopted Accounting Pronouncements

See Note 1 to the accompanying financial statements regarding recently issued and recently adopted accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of our water rights, management’s valuation of the Tap Participation Fee, and stock-based compensation. Below is a summary of these critical accounting policies.

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

                Inventories:    Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the antigen business raw material purchases but believes that there are multiple suppliers for our antigen raw material; however in 2009 and 2008 substantially all of our purchases were made from one supplier. Management believes that its relationship with this supplier is strong; however if necessary this relationship can be replaced. If the relationship was to be replaced they may be a short term disruption to the base antigen business and operations, a period of time in which products would not be available and additional expenses may be incurred.

                Long-Lived Assets:    The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company’s long-lived assets is reviewed at least annually to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value to the present value of its expected cash flows or future value. The required annual testing resulted in no impairment charges being recorded to date.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

AspenBio has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows, with such exposure associated primarily with changing interest rates on its mortgage notes and investments. Approximately 39% of the total mortgage balance is guaranteed by the U. S. Small Business Administration (“SBA”). While we periodically expend funds for products and services that are denominated in foreign country currencies we do not have any long term commitments for such purchases.

Investment Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments of high grade companies. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)     The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

During the three months ended March 31, 2009, 15,000 options to acquire common shares exercisable at $4.99 per share were granted to a consultant in consideration for investor relations services. The options vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the option grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

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

Item 5.    Other Information

The Company held its most recent shareholders meeting in June 2008. In the definitive proxy statement for that meeting the Company announced that it intended to hold its 2009 shareholders meeting in June 2009. The Company has not yet set a date for its 2009 shareholders meeting but currently expects to hold the meeting in September or October 2009. Although we have not yet set a definitive date for our 2009 shareholders meeting we are requiring that proposals from our shareholders for consideration at the meeting must be presented to the Company not later than June 30, 2009. After June 30, 2009, any shareholder proposal will be considered untimely. If we extend the date of our shareholders’ meeting further, we will provide a new date for receipt of proposals.

Item 6.      Exhibits

(a)   Exhibits

EXHIBIT	DESCRIPTION

10.1	Employment Agreement with Daryl Faulkner effective as of January 26, 2009. (1)
10.2	Employment Agreement with Robert F. Caspari effective as of February 10, 2009. (2)
10.3	Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (2)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

(1)     Incorporated by reference from the registrant’s Report on Form 8-K dated January 19, 2009, filed January 23, 2009.
(2)    Incorporated by reference from the registrant’s Report on Form 8-K dated February 10, 2009, filed February 17, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: May 7, 2009		Jeffrey G. McGonegal, Chief Financial Officer