Form 10-Q
period 2009-06-30
AspenBio Pharma, Inc.
filed 2009-08-06
CIK 1167419

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of no par value common stock outstanding as of August 6, 2009 was 32,207,642.

ASPENBIO PHARMA, INC.

		Page

PART 1 — Financial Information

Item 1.	Condensed Financial Statements

	Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008(unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II - Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	**

Item 4.	Submission of Matters to a Vote of Security Holders	**

Item 5.	Other Information	**

Item 6.	Exhibits	23

	Signatures	24

** - Item is none or not applicable

PART I — FINANCIAL INFORMATION

AspenBio Pharma, Inc.
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,528,712	$11,819,505
Short-term investments	2,724,688	5,639,208
Accounts receivable, net (Note 9)	17,570	63,194
Inventories (Note 2)	649,962	572,286
Prepaid expenses and other current assets	177,980	776,318

Total current assets	13,098,912	18,870,511

Property and equipment, net (Notes 3 and 5)	3,317,461	3,415,728

Other long term assets, net (Note 4)	2,032,361	1,900,439

Total assets	$18,448,734	$24,186,678

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$761,557	$833,240
Accrued compensation	83,630	156,054
Accrued expenses - other	604,696	483,937
Deferred revenue, current portion (Note 6)	913,947	913,947
Current portion of notes and other obligations (Note 5)	187,737	358,533

Total current liabilities	2,551,567	2,745,711

Notes and other obligations, less current portion (Note 5)	2,709,362	2,754,923
Deferred revenue, less current portion (Note 6)	766,119	798,092

Total liabilities	6,027,048	6,298,726

Commitments and contingencies

Stockholders' equity (Notes 7 and 8):
Common stock, no par value, 60,000,000 shares authorized;
32,037,642 and 31,175,807 shares issued and outstanding	44,873,722	43,839,785
Accumulated deficit	(32,452,036)	(25,951,833)

Total stockholders' equity	12,421,686	17,887,952

Total liabilities and stockholders' equity	$18,448,734	$24,186,678

See Accompanying Notes to Unaudited Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended June 30, (Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Sales (Note 9)	$70,892	$99,775	$153,039	$475,434
Cost of sales	170,663	140,182	286,889	355,118

Gross profit (loss)	(99,771)	(40,407)	(133,850)	120,316

Other revenue - fee (Note 6)	15,986	15,987	31,973	15,987

Operating expenses:
Selling, general and administrative
(includes non cash compensation
of $417,870; $303,706; $805,997
and $676,802)	1,504,204	1,230,210	2,825,793	2,483,266
Research and development	2,241,840	1,563,397	3,658,320	2,361,189

Total operating expenses	3,746,044	2,793,607	6,484,113	4,844,455

Operating loss	(3,829,829)	(2,818,027)	(6,585,990)	(4,708,152)

Other income (expense):
Interest income	67,332	187,110	143,626	455,997
Interest expense	(47,083)	(61,049)	(100,974)	(121,799)
Other, net	30,135	(58,706)	43,135	(13,006)

Total other income	50,384	67,355	85,787	321,192

Net loss	$(3,779,445)	$(2,750,672)	$(6,500,203)	$(4,386,960)

Basic and diluted net loss per share	$(.12)	$(.09)	$(.21)	$(.14)

Basic and diluted weighted average number
of shares outstanding	31,727,422	31,157,053	31,668,904	31,211,458

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(6,500,203)	$(4,386,960)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	189,953	179,061
Amortization of license fee	(31,973)	(15,987)
Stock based compensation for services	805,997	676,802
Noncash charges	4,338	73,224
(Increase) decrease in:
Accounts receivable	45,624	6,555
Inventories	(77,676)	44,813
Prepaid expenses and other current assets	598,338	7,789
Increase (decrease) in:
Accounts payable	(71,683)	382,162
Accrued liabilities	120,759	397,934
Accrued compensation	(72,424)	(544,330)
Deferred revenue	—	1,560,000

Net cash used by operating activities	(4,988,950)	(1,618,937)

Cash flows from investing activities:
Purchases of short-term investments	(2,307,248)	(11,743,010)
Sales of short-term investments	5,221,768	9,802,835
Purchases of property and equipment	(67,663)	(97,629)
Purchases of patent and trademark application costs	(160,283)	(317,000)
Purchase of other assets	—	(1,464)

Net cash provided by (used in) investing activities	2,686,574	(2,356,268)

Cash flows from financing activities:
Repayment of notes payable	(216,357)	(168,520)
Proceeds from exercise of stock warrants and options	227,940	519,386
Repurchase of stock	—	(991,876)

Net cash provided by (used in) financing activities	11,583	(641,010)

Net decrease in cash and cash equivalents	(2,290,793)	(4,616,215)
Cash and cash equivalents at beginning of period	11,819,505	22,446,106

Cash and cash equivalents at end of period	$9,528,712	$17,829,891

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$100,844	$118,305

Schedule of non-cash investing and financing transactions:
Acquisition of patent rights for deferred installment obligation	$—	$57,097

See Accompanying Notes to Unaudited Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2009, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2009 are not necessarily an indication of operating results for the full year.

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

The Company invests excess cash from time to time in highly liquid debt and equity investments of highly rated entities which are classified as trading securities. The purpose of the investments is to have readily available funding for research and development, product development, FDA clearance related activities and general corporate purposes. Such investment amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. Unrealized holding gains and losses are included in earnings as interest income. For the three months ended June 30, 2009, there was approximately $861 in unrealized loss and $4,797 in management fees and there was no realized gain or loss during the period. For the six months ended June 30, 2009, there was approximately $10,524 in unrealized loss and $10,457 in management fees and there was no realized gain or loss during the period. For the three months ended June 30, 2008, there was $250,101 in unrealized income, $242 in realized gain and $8,324 in management fees. For the six months ended June 30, 2008, there was $6,326 in unrealized income, $250 in realized loss and $16,711 in management fees. The Company’s Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the funds. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of June 30, 2009, approximately 74% of the investment portfolio was in cash equivalents, which is included with cash on the accompanying balance sheet, and the remaining funds were invested in short term marketable securities with none individually representing more than 5% of the portfolio and none with maturities past January 2010. To date the Company’s cumulative market loss from the investments has been insignificant.

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

Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities;

Level 2 — observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments, as of June 30, 2009 and December 31, 2008.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring or non-recurring basis as a result of adopting SFAS No. 157.

Reclassifications:

Certain amounts in the accompanying financial statements for the period ended June 30, 2008, have been reclassified to conform to the presentation used in 2009.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,834,000 shares for the six months ended June 30, 2009, and approximately 4,191,000 shares for the six months ended June 30, 2008) would be to decrease loss per share.

Recently issued and adopted accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) became effective for the Company on January 1, 2009. The Company will apply the provisions of SFAS 141 (R) to any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported a part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. SFAS 160 became effective for the Company on January 1, 2009. The adoption of this statement did not have an impact.

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

On January 1, 2009, the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective beginning with this interim period ending June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. Therefore in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial position or results of operations, upon adoption.

Note 2. Inventories

Inventories consisted of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Finished goods	$277,578	$262,537
Work in process	85,373	46,822
Raw materials	287,011	262,927

	$649,962	$572,286

Note 3. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Land and improvements	$1,107,508	$1,107,508
Building and improvements	2,767,891	2,767,891
Laboratory equipment	1,074,119	1,062,840
Office and computer equipment	212,473	158,909

	5,161,991	5,097,148
Less accumulated depreciation	1,844,530	1,681,420

	$3,317,461	$3,415,728

Note 4. Other Long Term Assets

Other long term assets consisted of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Patents and trademarks and applications, net of
accumulated amortization of $80,105 and $57,760	$1,621,185	$1,486,409
Goodwill, net of accumulated amortization of $60,712	387,239	387,239
Deposits and other	23,937	26,791

	$2,032,361	$1,900,439

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.

Note 5. Notes and Other Obligations

Notes payable and other obligations consisted of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Mortgage notes	$2,802,448	$2,850,380
Other installment obligation	94,651	263,076

	2,897,099	3,113,456
Less current portion	187,737	358,533

	$2,709,362	$2,754,923

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

Other Installment Obligations:

The Company has executed agreements with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreements the Company agreed to pay a total of $350,000 in 2007 and $250,000 in 2008, payable in eight quarterly installments of $43,750 for the 2007 agreement and six quarterly installments of $41,667 for the 2008 agreement. The Company discounted these obligations at an assumed interest rate of 8% in 2007 and 6% in 2008 (which represents the rate management believes it could have borrowed at for similar financings). The 2007 balance was paid off in May 2009. At June 30, 2009 and December 31, 2008, these obligations totaled $81,467 and $245,498, respectively.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At June 30, 2009, such obligations totaled $13,184, of which approximately $8,789 is due in 2009 and the balance in 2010.

Note 6. License, Development and Consulting Agreements

License Agreements:

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., (Novartis”) to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions, which the Company expects to be substantially achieved in late 2009 or early 2010. Ongoing royalties will be payable to the Company upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to the University. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the license fees; as of June 30, 2009, $190,000 has been paid to the University and the remaining $250,000 is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the term of the Novartis license agreement and milestone revenue will be recognized as such milestones are achieved. As of June 30, 2009, deferred revenue of $813,947 has been classified as a current liability and $666,119 as a long-term liability. The current liability portion includes the net front-end fee amount that is subject to certain conditions. During the six months ended June 30, 2009, $31,973 was recorded as the amortized license fee income arising from the Novartis agreement.

Development Agreement:

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s patent-pending bovine diagnostic blood test. The test is designed to be used approximately 21 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement the Company received $200,000, which has been recorded as deferred revenue. During 2003, AspenBio determined that results for the test were not proceeding as anticipated. Accordingly, the test was not launched by the October 2003 contract date and Merial’s payment of subsequent development fees was suspended. During July 2009, the Company received a letter from Merial indicating that the Company has not achieved the development goals under this agreement and Merial has requested that the Company determine if it desires to repay 50% of the initial payment or negotiate a first right of refusal. Based upon the Company’s assessment of the deferred revenue, $100,000 of the deferred revenue has been classified as a current liability.

Consulting and Other Agreements:

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

Note 7. Stockholders’ Equity

During the six months ended June 30, 2009, advisors exercised options to purchase 38,000 shares of common stock generating $29,940 in cash proceeds to the Company and a former employee exercised options to purchase 330,000 shares of common stock generating $198,000 in cash proceeds. An advisor’s options for 50,000 shares expired upon the advisor’s termination from the Company during 2009. Also during the six months ended June 30, 2009, the holders of 670,924 warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements (Note 8) and as a result were issued 493,835 common shares in consideration for the surrender of the 670,924 warrants.

Subsequent to June 30, 2009, a former employee exercised 170,000 options for the issuance of 170,000 shares of common stock, generating $102,000 in cash proceeds to the Company.

During the six months ended June 30, 2008, employees exercised 400,433 options outstanding under the Company’s Plan generating $428,136 in cash proceeds and advisors exercised options for 55,000 shares of common stock generating $91,250 in cash.

In April 2008, the Company’s Board of Directors authorized a stock repurchase plan to purchase shares of the Company’s common stock up to a maximum of $5.0 million. Purchases are made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows the Company to repurchase its shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using the Company’s working capital. A total of approximately 232,000 common shares were purchased through June 30, 2008 at a total cost of approximately $992,000, with no purchases in 2009.

Note 8. Stock Options and Warrants:

Stock Options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan (“Plan”) that has been approved by the Company’s shareholders reserving 4,600,000 shares under the Plan. Stock options granted under this plan generally vest over three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized total stock-based compensation for the periods ended June 30, as follows:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Stock options to employees and directors	$392,824	$190,298	$744,511	$396,276
Stock options to advisory board members	7,196	15,173	20,196	76,751
Stock options to consultants	17,850	98,235	41,290	203,775

Total stock-based compensation	$417,870	$303,706	$805,997	$676,802

Employee and Advisor Options:

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

	2009	2008

Expected life	5 years	5 years
Volatility	117 to 119%	68 to 69%
Risk-free interest rate	1.59 to 2.55%	2.65 to 3.45%
Dividend yield	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of AspenBio Pharma’s common stock based upon management’s assessment of the appropriate term to determine volatility. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. Forfeitures represent the weighted average estimate of future options to be cancelled primarily due to employee terminations and were 10% for 2009 and 2008.

A summary of stock option activity under the Plan of options to employees, directors and advisors, for the six months ended June 30, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,361,632	$2.13
Granted	1,617,500	1.54
Exercised	(368,000)	.62
Forfeited	(79,466)	1.49

Outstanding at June 30, 2009	4,531,666	$2.05	7.5	$5,004,000

Exercisable at June 30, 2009	2,362,048	$1.59	5.8	$3,172,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2009.

During the six months ended June 30, 2009, 1,617,500 stock options were granted under the Plan to employees, officers and directors exercisable at the then market price which averaged $1.54 per share, a weighted average fair value at the grant date of $1.27 per option and all vesting over a three-year period annually in arrears and expiring in ten years. Existing employees and directors were granted a total of 698,000 options at $1.33 per share. The Company also issued a total of 800,000 stock options to two newly hired officers, 500,000 are exercisable at $1.69 per share and 300,000 are exercisable at $1.80 per share. In addition, five newly hired employees were granted a total of 119,500 options exercisable at an average of $1.48 per shares, all vesting annually over three years in arrears and expiring in ten years.

During the six months ending June 30, 2009, a former employee exercised 330,000 options outstanding under the Plan generating $198,000 in cash proceeds and advisors exercised 38,000 options outstanding under the Plan generating $29,940 in cash. The options when exercised had an intrinsic value totaling $829,000.

During the six months ended June 30, 2009, 29,466 options which were exercisable at an average of $2.75 per share terminated upon the employee’s resignation from the Company and an advisor’s options for 50,000 shares exercisable at $0.75 per share expired upon the advisor’s termination from the Company.

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

During the six months ending June 30, 2008, employees exercised 400,433 options outstanding under the Plan generating $428,136 in cash proceeds and advisors exercised options for 55,000 shares of common stock generating $91,250 in cash. During the 2008 period, the 455,433 options exercised by employees and advisors had an intrinsic value when exercised of $3,089,000.

Based upon the Company’s experience, approximately 90% or approximately 4,078,000 options are expected to vest in the future, under their terms. The total fair value of stock options granted to employees, directors and advisors that vested during the six months ended June 30, 2009 and 2008 was $853,000 and $493,000, respectively.

A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the six months ended June 30, 2009 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	881,389	$5.00	$3.18
Granted	1,617,500	1.54	1.27
Vested	(299,805)	4.29	2.85
Forfeited	(29,466)	2.75	1.86

Nonvested at June 30, 2009	2,169,618	$2.55	$1.82

As of June 30, 2009, based upon employee, advisor and consultant options granted to that point there was approximately $2,854,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Other common stock purchase options and warrants:

As of June 30, 2009, in addition to the stock options discussed above, the Company had outstanding 302,530 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. Following is a summary of such outstanding options and warrants for the six months ended June 30, 2009:

	Shares Under Option / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	943,454	$3.49
Granted	30,000	3.29
Exercised	(670,924)	1.69

Outstanding and exercisable at June 30, 2009	302,530	$7.47	1.7	$16,200

During the six months ended June 30, 2009, 30,000 stock options were granted for investor relations, 15,000 options are exercisable at $1.59 per share and 15,000 are exercisable at $4.99 per share. These options were vested upon issuance and expire in three years.

During the six months ended June 30, 2009, the holders of 670,924 of the above warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements with the 670,924 rights surrendered and cancelled, and the holders were issued 493,835 common shares.

At June 30, 2009 there was no unrecognized cost for non-qualified options and warrants. Operating expenses for the six months ended June 30, 2009 and 2008 include $41,290 and $203,775, respectively, for the value of the investor relations consulting options which also equaled the total fair value of non-qualified options and warrants that vested during the periods. The fair value of the options, recorded as a consulting expense related to investor relations services, at the grant dates has been estimated using the Black-Scholes valuation model, with the following assumptions:

	2009	2008

Expected term	3 years	3 years
Volatility	71 to 127%	68 to 69%
Risk-free interest rate	1.00 to 1.52%	1.87 to 3.07%
Dividend yield	0%	0%

Subsequent to June 30, 2009, an investor relations firm was granted options to purchase 10,000 shares of common stock which are exercisable at an average of $1.89 per share. The options were vested upon grant and expire in three years.

Note 9. Concentrations, Commitments and Contingencies

Customer Concentration

At June 30, 2009, three customers accounted for approximately 63% of total accounts receivable, individually 38%, 13% and 12% of the total accounts receivable. For the six months ended June 30, 2009, two customers represented more than 10% of the Company’s sales, accounting for approximately 30% and 10%, respectively, of the sales for the period. For the three months ended June 30, 2009, three customers represented more than 10% of the Company’s sales, accounting for approximately 22%, 21% and 12%, respectively, of the sales for the period. At December 31, 2008, three customers accounted for 42%, 16% and 10% of total accounts receivable. For the six months ended June 30, 2008, two customers represented more than 10% of the Company’s sales, accounting for approximately 46% and 22%, of the sales for the period. For the three months ended June 30, 2008, four customers represented more than 10% of the Company’s sales, accounting for approximately 20%, 15%, 14% and 13%, respectively, of the sales for the period.

Commitments

During the six months ended June 30, 2009, the Company entered into employment agreements with two newly elected officers and one existing officer who previously did not have an employment contract, providing total minimum annual compensation for the three officers of $675,000. The agreements are for an initial term of one year, automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions. In connection with these employment agreements, a total of 800,000 stock options were granted under the Company’s 2002 Stock Incentive Plan to the newly elected officers.

The Company periodically enters generally short term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

Note 10. Financial Statement Disclosures

The Company evaluated events through August 6, 2009 for consideration as a subsequent event to be included in its June 30, 2009 financial statements, issued August 6, 2009.

ITEM 2

ASPENBIO PHARMA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Comparative Results for the Six Months Ended June 30, 2009 and 2008

Sales for the six months ended June 30, 2009, totaled $153,000, which is a $322,000 or 68% decrease from the 2008 period. This decrease in sales is primarily attributable to general economic conditions, the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs combined with a change in product mix between the two periods. In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $32,000 of such license fee recognized in the six months ended June 30, 2009.

Cost of sales for the six months ended June 30, 2009 totaled $287,000 which is a $68,000 or 19% decrease as compared to the 2008 period. As a percentage of sales, there was a gross loss of 87% in the 2009 period as compared to a gross margin of 25% in the 2008 period. The change in the gross margin percent resulted from the lower level of sales in the 2009 period combined with certain fixed overhead costs.

Selling, general and administrative expenses in the six months ended June 30, 2009, totaled $2,826,000, which is a $343,000 or 14% increase as compared to the 2008 period. During late 2008 and into early 2009, the Company increased its overhead costs to support its development activities and advance its licensing activities and negotiations for the single-chain animal products. These changes have resulted in among other items, advancing the AppyScore product in clinical trials and filing a Premarket Notification [510(k)] with the FDA as well as the signing of a license agreement with Novartis Animal Health for the bovine LH and FSH products. The changes also resulted in increased expenses for the six months ended June 30, 2009 over the comparable period in 2008. The hiring of additional personnel resulted in approximately $639,000 of additional expenses in the 2009 period, which included approximately $348,000 in additional employee related stock based compensation expense in 2009 over 2008 amounts. This was offset by a decrease of approximately $238,000 in public company expenses for 2009 due primarily to Sarbanes-Oxley related expenses being higher in 2008 when procedures and documentation related activities were at an accelerated level.

Research and development expenses in the 2009 period totaled $3,658,000, which is a $1,297,000 or 55% increase as compared to the 2008 period. Development efforts and advances on the appendicitis test, including product development advances, the clinical trial, FDA submission related activities and market research resulted in an expense increase in 2009 of approximately $876,000. During the six months ended June 30, 2009, the Company incurred additional increases in the development expenses on the single-chain animal products of approximately $388,000 as the bovine products moved from feasibility development by AspenBio to a commercialization and licensing arrangement with Novartis commencing in late 2008. Additions to research staff, including temporary contract personnel, to support accelerating development efforts, increased expenses by approximately $86,000 in the 2009 period.

Primarily as a result of the lower levels of cash and reduced investment returns in 2009 as compared to 2008, interest income of approximately $144,000 was earned in 2009 as compared to $456,000 in 2008.

No income tax benefit was recorded on the loss for the six months ended June 30, 2009, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2009 and 2008

Sales for the three months ended June 30, 2009 totaled $71,000, which is a $29,000 or 29% decrease from the 2008 period. The decrease in sales is primarily attributable to general economic conditions, a change in product mix between the two periods combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $16,000 of such license fee recognized in each of the three months ended June 30, 2009 and 2008.

Cost of sales for the three months ended June 30, 2009 totaled $171,000; a $30,000 or 22% increase as compared to the 2008 period. As a percentage of sales, gross loss increased to 141% in the 2009 period as compared to a loss of 40% in the 2008 period. The decrease in gross profit margin is primarily the result of lower sales levels combined with certain fixed overhead costs.

Selling, general and administrative expenses in the three months ended June 30, 2009, totaled $1,504,000, which is a $274,000 or 22% increase as compared to the 2008 period. During late 2008 and into early 2009, the Company increased its overhead costs to support its development activities and advance its licensing activities and negotiations for the single-chain animal products. These changes have resulted in among other items, advancing the AppyScore product in clinical trials and filing a Premarket Notification [510(k)] with the FDA as well as the signing of a license agreement with Novartis Animal Health for the bovine LH and FSH products. The changes also resulted in increased expenses for the three months ended June 30, 2009 over the comparable period in 2008. The hiring of additional personnel resulted in approximately $339,000 of additional expenses in the 2009 period, which included approximately $202,000 in additional employee related stock based compensation expense in 2009 over 2008 amounts. These expenses were offset by a decrease of approximately $97,000 in public company expenses for 2009 due to Sarbanes-Oxley related expenses being higher in 2008 when procedures and documentation related activities were at an accelerated level.

Research and development expenses in the 2009 period totaled $2,242,000, which is a $678,000 or 43% increase as compared to the 2008 period. Development efforts and advances on the appendicitis test, including product development advances, the clinical trial, FDA submission related activities and market research resulted in an expense increase in 2009 of approximately $202,000. An increase in development expenses on the single-chain animal products of approximately $449,000 in 2009 as the bovine products moved from feasibility development by AspenBio to a commercialization and licensing arrangement with Novartis commencing in late 2008. Additions to research staff, including temporary contract personnel, to support accelerating development efforts, increased expenses by approximately $43,000 in 2009.

Primarily as a result of the lower levels of cash and reduced investment returns in 2009 as compared to 2008, interest income of approximately $67,000 was earned in 2009 as compared to $187,000 in 2008.

      Liquidity and Capital Resources

We reported a net loss of $6,500,000 during the six months ended June 30, 2009, which included $968,000 in non-cash expenses relating to stock-based compensation totaling $806,000 and depreciation, amortization and other totaling $162,000. At June 30, 2009, we had working capital of $10,547,000. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products in order to attempt to continue to secure near-term value from these products from either additional entering licensing agreements for their rights or generating revenues directly from sales of the products. Based upon our current liquid asset balance and cash burn rate, we anticipate the need to obtain additional equity or debt financing or enter into a strategic transaction during late 2009 and / or early 2010. There can be no assurance that financing or a revenue generating strategic transaction will be available on reasonable terms, if at all.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2009, are anticipated to total approximately $200,000. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2009 will generally be in line or increased somewhat with amounts expended in the six months ended June 30, 2009. Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the appendicitis tests and the single-chain animal hormone products. As we continue towards commercialization of these products including evaluation of strategic alternatives to effectively maximize the value of our technology we will need to consider a number of alternatives, including possible transaction and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary expenditures will be incurred to continue to advance our appendicitis blood test technology, AppyScore™ through the FDA clearance process in addition to advancing development and testing of the appendicitis product in the cassette and instrument format. During the six months ended June 30, 2009 and 2008, we expended approximately $2,500,000 and $1,624,000, respectively in direct costs for the appendicitis test development and related efforts. While commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and improvements being made in the test, we believe that 2009 will reflect significant progress in advancing and commercializing the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and the costs that we have incurred for the appendicitis patent may be deemed to be impaired. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, whom we collaborated with on the appendicitis test. In the event that the product is commercialized and we sell it or in the event of a transaction involving a sale of all or a portion of the Company’s assets, the Bealer Agreement provides for a 10% royalty payment to Dr. Bealer, based upon what the Company receives.

In April 2008 we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., (“Novartis”) to develop and launch our novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. We received an upfront cash payment of $2,000,000, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions which we expect to be substantially achieved in late 2009 or early 2010. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. We have agreed to fund our share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements (such as the Novartis Agreement) will be paid to the University. For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the life of the license agreement. We currently anticipate that the commercialization process for these two bovine products, which are both proceeding simultaneously, including securing required FDA and other major countries equivalent regulatory clearance to market the products will encompass approximately three to four years. During the six months ended June 30, 2009 and 2008, we expended approximately $541,000 and $169,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts. We expect that our portion of the future development and commercialization costs will be three to five million dollars, which will be incurred over the development period. Should we be unable to achieve FDA clearance of the BoviPure LH and BoviPure FSH products, we would need to rely on other product opportunities to generate revenues.

We have entered, and expect to continue to enter into additional agreements with contract manufacturers for the development \ manufacture of initial batches of certain of our products for which we are seeking FDA clearance. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) required for those products in which we are seeking FDA clearance. Discussions continue with other potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our products who can economically manufacture them to produce products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty and / or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2009. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

During the six months ended June 30, 2009, we received cash proceeds of $228,000 from the exercise of 368,000 options. Subsequent to June 30, 2009 an additional $102,000 was received from the exercise of options.

In April, 2008 our Board of Directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares were purchased through June 30, 2008 at a total cost of approximately $992,000 with no purchases in 2009.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, contract consulting and product related expenses. We have also increased our overhead expenses with the hiring of additional management personnel. We believe that our current working capital position will be sufficient to meet our near-term needs. Our investments are maintained in relatively short term, high quality investments instruments, to ensure we have ready access to cash as needed. With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2009 will be significantly lower than that in 2008. Our Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines are for investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio). As of June 30, 2009 approximately 74% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 5% of the portfolio and none maturing past January 2010. Of the marketable securities investment portion, 100% was invested in companies in the financial sector, all in large market cap public companies. To date the cumulative market loss from the investments has been insignificant. The investment account was established in late December 2007 and during the six months ended June 30, 2009, gross marketable securities investments acquired totaled approximately $2.3 million, sales of investments totaled approximately $5.2 million, interest and dividend income totaled approximately $120,000 and there were no significant losses. We expect gain and loss activity in the future to be less than the historical levels.

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

      Operating Activities

Net cash consumed by operating activities was $4,989,000 during the six months ended June 30, 2009. Cash was consumed by the loss of $6,500,000, less non-cash expenses of $806,000 for stock-based compensation and $162,000 for depreciation and amortization and other non-cash items. Our base antigen business is generally fairly constant from year to year and therefore does not generally impact operating cash flows. As of June 30, 2009 inventories had increased by $78,000 due to receipt of a recent raw material supply order and prepaid expenses and other current assets generated cash of $598,000 primarily related to shareed costs incurred under the Novartis agreement, payable by Novartis, in the amount of $369,000.

Net cash consumed by operating activities was $1,619,000 during the six months ended June 30, 2008. Cash was consumed by the loss of $4,387,000 less non-cash expenses of $677,000 for stock-based compensation issued for services and $163,000 for depreciation and amortization and $73,000 in noncash charges. A decrease in accounts receivable of approximately $7,000 from lower sales levels during the six months ended June 30, 2008 provided cash. Decreases in inventory and prepaid expenses of $53,000 provided cash. A net increase in accounts payable and accrued liabilities of $236,000 also generated cash arising from the increased level of activities. Deferred revenues increased $1,560,000 from the net proceeds received under the Novartis license agreement.

      Investing Activities

Net cash inflows from investing activities generated $2,687,000 during the six months ended June 30, 2009. Marketable securities investments acquired totaled approximately $2,307,000 and sales of marketable securities totaled approximately $5,222,000. A $228,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions for upgrades and expansion of equipment.

Net cash outflows from investing activities consumed $2,356,000 during the six months ended June 30, 2008. Marketable securities investments acquired totaled approximately $11,743,000 and sales of marketable securities totaled approximately $9,803,000. A $415,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions for upgrades and expansion of equipment.

      Financing Activities

Net cash inflow from financing activities generated $12,000 during the 2009 period. The Company received proceeds of $228,000 from the exercise of common stock options and $216,000 was consumed for repayments under existing debt agreements.

Net cash outflow from financing activities consumed $641,000 during the 2008 period. The Company received proceeds of $519,000 from the exercise of common stock options was received, $992,000 was consumed to repurchase and retire the Company’s common stock and $169,000 for repayments under existing debt agreements.

Recently Issued and Recently Adopted Accounting Pronouncements

See Note 1 to the accompanying financial statements regarding recently issued and recently adopted accounting pronouncements.

        Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of intangibles and stock-based compensation.

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

Item 4.  Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009.

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

During the six months ended June 30, 2009, 30,000 options to acquire common shares were granted to a consultant in consideration for investor relations services, 15,000 of these are exercisable at $4.99 per share and 15,000 are exercisable at $1.59 per share. The options vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the option grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: August 6, 2009		Jeffrey G. McGonegal, Chief Financial Officer