Form 10-Q
period 2009-09-30
AspenBio Pharma, Inc.
filed 2009-11-05
CIK 1167419

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of no par value common stock outstanding as of November 2, 2009 was 37,467,642.

ASPENBIO PHARMA, INC.

		Page

PART I — Financial Information

Item 1.	Condensed Financial Statements

	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	**

Item 4.	Submission of Matters to a Vote of Security Holders	**

Item 5.	Other Information	**

Item 6.	Exhibits	21

	Signatures	21

** - Item is none or not applicable

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
AspenBio Pharma, Inc.
Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,643,571	$11,819,505
Short-term investments	1,808,528	5,639,208
Accounts receivable, net	34,006	63,194
Inventories (Note 2)	696,132	572,286
Prepaid expenses and other current assets	100,503	776,318

Total current assets	10,282,740	18,870,511

Property and equipment, net (Note 3)	3,296,017	3,415,728

Other long term assets, net (Note 4)	2,129,390	1,900,439

Total assets	$15,708,147	$24,186,678

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,144,452	$833,240
Accrued compensation	153,997	156,054
Accrued expenses – other	674,769	483,937
Current portion of notes and other obligations (Note 5)	150,243	358,533
Deferred revenue, current portion (Note 6)	913,947	913,947

Total current liabilities	3,037,408	2,745,711

Notes and other obligations, less current portion (Note 5)	2,679,720	2,754,923
Deferred revenue, less current portion (Note 6)	750,132	798,092

Total liabilities	6,467,260	6,298,726

Commitments and contingencies

Stockholders' equity (Notes 7 and 8):
Common stock, no par value, 60,000,000 shares authorized;
32,312,642 and 31,175,807 shares issued and outstanding	45,523,312	43,839,785
Accumulated deficit	(36,282,425)	(25,951,833)

Total stockholders' equity	9,240,887	17,887,952

Total liabilities and stockholders' equity	$15,708,147	$24,186,678

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended September 30, (Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Sales (Note 9)	$69,212	$227,525	$222,251	$702,959
Cost of sales	16,646	141,821	303,535	496,939

Gross profit (loss)	52,566	85,704	(81,284)	206,020

Other revenue - fee (Note 6)	15,987	15,987	47,960	31,974

Operating expenses:
Selling, general and administrative (includes non cash compensation of $408,890; $388,560; $1,214,887 and $1,065,362)	1,602,242	1,037,376	4,428,035	3,520,642

Research and development	2,275,175	1,963,196	5,933,495	4,324,385

Total operating expenses	3,877,417	3,000,572	10,361,530	7,845,027

Operating loss	(3,808,864)	(2,898,881)	(10,394,854)	(7,607,033)

Other income (expense):
Interest income	27,616	178,015	171,242	634,012
Interest expense	(49,141)	(53,893)	(150,115)	(175,692)
Other, net	—	38,465	43,135	25,459

Total other income (expense)	(21,525)	162,587	64,262	483,779

Net loss	$(3,830,389)	$(2,736,294)	$(10,330,592)	$(7,123,254)

Basic and diluted net loss per share	$(.12)	$(.09)	$(.32)	$(.23)

Basic and diluted weighted average number
of shares outstanding	32,158,512	31,117,128	31,833,900	31,179,785

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(10,330,592)	$(7,123,254)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock based compensation for services	1,214,887	1,065,362
Depreciation and amortization	287,037	273,831
Amortization of license fee	(47,960)	(31,974)
Noncash charges	21,965	311,254
(Increase) decrease in:
Accounts receivable	29,188	33,217
Inventories	(123,846)	15,722
Prepaid expenses and other current assets	675,815	(90,652)
Increase (decrease) in:
Accounts payable	311,212	344,735
Accrued liabilities	190,832	231,534
Accrued compensation	(2,057)	(548,402)
Deferred revenue	—	1,560,000

Net cash used in operating activities	(7,773,519)	(3,958,627)

Cash flows from investing activities:
Purchases of short-term investments	(2,307,248)	(14,257,291)
Sales of short-term investments	6,137,928	10,322,249
Purchases of property and equipment	(132,640)	(200,661)
Purchases of patent and trademark application costs	(285,602)	(308,494)
Other long-term assets	—	5,589

Net cash provided by (used in) investing activities	3,412,438	(4,438,608)

Cash flows from financing activities:
Repayment of notes payable	(283,493)	(709,283)
Proceeds from exercise of stock warrants and options	468,640	532,186
Repurchase of common stock	—	(991,876)

Net cash provided by (used in) financing activities	185,147	(1,168,973)

Net decrease in cash and cash equivalents	(4,175,934)	(9,566,208)
Cash and cash equivalents at beginning of period	11,819,505	22,446,106

Cash and cash equivalents at end of period	$7,643,571	$12,879,898

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$144,024	$169,401

Schedule of non-cash investing and financing transactions:
Acquisition of patent rights for deferred installment obligation	$—	$57,097

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2009, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended. The results of operations for the periods ended September 30, 2009 are not necessarily an indication of operating results for the full year.

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

The Company invests excess cash from time to time in highly liquid debt and equity investments of highly rated entities which are classified as trading securities. The purpose of the investments is to have readily available funding for research and development, product development, FDA clearance related activities and general corporate purposes. Such investment amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. Unrealized holding gains and losses are included in earnings as interest income. For the three months ended September 30, 2009, there was $3,463 in unrealized loss and $3,700 in management fees and there was no realized gain or loss during the period. For the nine months ended September 30, 2009, there was $7,062 in unrealized gain and $14,158 in management fees and there was no realized gain or loss during the period. For the three months ended September 30, 2008, there was $17,787 in unrealized losses, $7,670 in management fees and no realized gain or loss during the period. For the nine months ended September 30, 2008, there was $11,461 in unrealized losses, $250 in realized loss and $24,381 in management fees. The Company’s Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the funds. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of September 30, 2009, approximately 88% of the investment portfolio was in cash equivalents, which is included with cash on the accompanying balance sheet, and the remaining funds were invested in short term marketable securities with none individually representing more than 5% of the portfolio and none with maturities past January 2010. To date, the Company’s cumulative market loss from the investments has been insignificant.

Fair value of financial instruments:

Effective January 1, 2008, the Company partially adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820 (formerly - Statement of Financial Accounting Standard (“SFAS”) No. 157), “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  As permitted, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities until January 1, 2009.   The adoption of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments, as of September 30, 2009 and December 31, 2008.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring or non-recurring basis as a result of adopting ASC 820.

Reclassifications:

Certain amounts in the accompanying financial statements for the period ended September 30, 2008, have been reclassified to conform to the presentation used in 2009.

Income (loss) per share:

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,847,000 shares for the nine months ended September 30, 2009, and approximately 4,271,000 shares for the nine months ended September 30, 2008) would be to decrease loss per share.

Recently issued and adopted accounting pronouncements:

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In December 2007, the FASB issued ASC 805 (formerly - SFAS No. 141 (R)), “Business Combinations”, which became effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The standard became effective for the Company on January 1, 2009. The Company will apply the provisions of ASC 805 to any future business combinations.

In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), “Consolidation” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. The standard became effective for the Company on January 1, 2009. The adoption of this statement did not have an impact on the Company’s financial statements.

In December 2007, the FASB ratified ASC 808 (formerly - Emerging Issues Task Force (“EITF”) No. 07-1),  “Collaborative Arrangements”. ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. ASC 808 was effective for the Company beginning January 1, 2009, and its adoption did not have a material impact on the Company’s financial statements.

On January 1, 2009, the Company adopted ASC 815 (formerly - EITF Issue No. 07-5), “Derivatives and Hedging”, which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. The adoption of ASC 815 did not have an impact on the Company’s financial statements.

Note 2. Inventories

Inventories consisted of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Finished goods	$262,442	$262,537
Work in process	73,626	46,822
Raw materials	360,064	262,927

	$696,132	$572,286

Note 3. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Land and improvements	$1,107,508	$1,107,508
Building and improvements	2,767,891	2,767,891
Laboratory equipment	1,111,570	1,062,840
Office and computer equipment	239,999	158,909

Total cost	5,226,968	5,097,148
Less accumulated depreciation	1,930,951	1,681,420

	$3,296,017	$3,415,728

Note 4. Other Long Term Assets

Other long term assets consisted of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Patents and trademarks and applications, net of
accumulated amortization of $89,812 and $57,760	$1,719,641	$1,486,409
Goodwill, net of accumulated amortization of $60,712	387,239	387,239
Deposits and other	22,510	26,791

	$2,129,390	$1,900,439

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.

Note 5. Notes and Other Obligations

Notes payable and other obligations consisted of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Mortgage notes	$2,777,982	$2,850,380
Other installment obligation	51,981	263,076

	2,829,963	3,113,456
Less current portion	150,243	358,533

	$2,679,720	$2,754,923

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

Other Installment Obligations:

The Company has executed agreements with a manufacturer related to the transfer of certain manufacturing and development processes. Under the agreements, the Company agreed to pay a total of $350,000 under an agreement in 2007 and $250,000 under an agreement in 2008, payable in eight quarterly installments of $43,750 for the 2007 agreement and six quarterly installments of $41,667 for the 2008 agreement. The Company discounted these obligations at an assumed interest rate of 8% in 2007 and 6% in 2008 (which represents the rate management believes it could have borrowed at for similar financings). The 2007 balance was paid off in May 2009. At September 30, 2009 and December 31, 2008, these obligations totaled $41,042 and $245,498, respectively.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At September 30, 2009, such obligations totaled $10,939, of which approximately $8,919 is due in 2009 and the balance in 2010.

Note 6. License, Development and Consulting Agreements

License Agreements:

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis”), to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions, which the Company expects to be substantially achieved in early 2010. Ongoing royalties will be payable to the Company upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to the University. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the license fees; as of September 30, 2009, $190,000 has been paid to the University and the remaining $250,000 is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University, have been recorded as deferred revenue and will be amortized over the term of the Novartis license agreement.  Milestone revenue will be recognized as such milestones are achieved. As of September 30, 2009, deferred revenue includes $813,947 which has been classified as a current liability and $650,132, which has been classified as a long-term liability. The current liability includes the net front-end fee amount that is subject to certain conditions. During the nine months ended September 30, 2009, $47,960 was recorded as the amortized license fee income arising from the Novartis agreement.

Development Agreement:

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provides Merial with exclusive rights to market and distribute the Company’s patent-pending bovine diagnostic blood test. The test is designed to be used approximately 21 days after insemination to determine the early pregnancy status of dairy and beef cattle. Upon execution of the agreement, the Company received $200,000, which has been recorded as deferred revenue. During 2003, AspenBio determined that results for the test were not proceeding as anticipated. Accordingly, the test was not launched by the October 2003 contract date and Merial’s payment of subsequent development fees was suspended.   In July 2009, the Company received a letter from Merial stating that the Company has not achieved the development goals under this agreement and that the Company must either pay Merial $100,000 or execute a first right of refusal for the bovine diagnostic blood test.  As of September 30, 2009 and to date, no determination has been made by the Company on this matter. Based upon the Company’s assessment, $100,000 of the deferred revenue has been classified as a current liability.

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

Note 7. Stockholders’ Equity

During the nine months ended September 30, 2009, former employees exercised options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) to purchase 605,000 shares of common stock generating $438,700 in cash proceeds to the Company and advisors exercised options to purchase 38,000 shares of common stock generating $29,940 in cash proceeds. An advisor’s options to purchase 50,000 shares of common stock expired upon the advisor’s termination from the Company during 2009.  During the nine months ended September 30, 2009, the holders of 670,924 warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements (Note 8) and as a result, were issued 493,835 common shares in consideration for the surrender of the 670,924 warrants.

During the nine months ended September 30, 2008, employees exercised 400,433 options outstanding under the Plan generating $428,136 in cash proceeds and advisors exercised options for 63,000 shares of common stock generating $104,050 in cash. Also during the nine months ended September 30, 2008, the holder of 36,346 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 36,346 rights were surrendered and cancelled, and the holder was issued 30,000 common shares.

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

Note 8. Stock Options and Warrants:

Stock Options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan that has been approved by the Company’s shareholders reserving 4,600,000 shares under the Plan. Stock options granted under this plan generally vest over three years from the date of grant as specified in the Plan or by the compensation committee of the Company’s board of directors and are exercisable for a period of up to ten years from the date of grant. The Company recognized total stock-based compensation for the periods ended September 30, as follows:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Stock options to employees and directors	$365,181	$233,240	$1,109,692	$629,516
Stock options to advisory board members	13,584	13,000	33,780	89,751
Stock options and warrants to consultants	30,125	142,320	71,415	346,095

Total stock-based compensation	$408,890	$388,560	$1,214,887	$1,065,362

Employee and Advisor Options:

AspenBio Pharma accounts for stock-based compensation under ASC 718 (formerly - SFAS No. 123 (revised 2004)), “Share-Based Payment”. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2009 and 2008:

	2009	2008
Expected life	5 years	5 years
Volatility	114 to 119%	68 to 69%
Risk-free interest rate	1.59 to 2.66%	2.60 to 3.21%
Dividend yield	0%	0%

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

A summary of stock option activity under the Plan of options to employees, directors and advisors, for the nine months ended September 30, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,361,632	$2.13
Granted	2,038,500	1.65
Exercised	(643,000)	.73
Forfeited	(227,267)	2.51

Outstanding at September 30, 2009	4,529,865	$2.09	7.5	$2,357,000

Exercisable at September 30, 2009	2,077,272	$1.70	5.5	$1,605,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2009.

During the nine months ended September 30, 2009, 2,038,500 stock options were granted under the Plan to employees, consultants, officers and directors exercisable at the then market price which averaged $1.65 per share and a weighted average fair value at the grant date of $1.35 per option. Existing employees and directors were granted a total of 698,000 options at $1.33 per share. The Company also issued a total of 800,000 stock options to two newly hired officers, 500,000 are exercisable at $1.69 per share and 300,000 are exercisable at $1.80 per share, all vesting annually over three years in arrears and expiring in ten years. In addition, newly hired employees were granted a total of 240,500 options exercisable at an average of $1.77 per shares, all vesting annually over three years in arrears and expiring in ten years.  During the nine months ending September 30, 2009, two former employee exercised 605,000 options outstanding under the Plan generating $438,700 in cash proceeds and advisors exercised 38,000 options outstanding under the Plan generating $29,940 in cash. The options when exercised had an intrinsic value totaling $1,285,000.

During the nine months ended September 30, 2009, two consultants were granted stock options under the Plan, with each option vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring ten years from the grant date.  One consultant was granted 200,000 options exercisable at $2.09 per share and the other was granted 100,000 options exercisable at $2.00 per share.

During the nine months ended September 30, 2009, 177,267 options which were exercisable at an average of $3.00 per share, terminated upon the employees’ terminations from the Company and an advisor’s options for 50,000 shares exercisable at $0.75 per share expired upon the advisor’s termination from the Company.

During the nine months ended September 30, 2008, there were 461,987 stock options granted under the Plan with a weighted average fair value at the grant date of $3.90 per option. Of this amount, 421,987 were granted to officers and directors of the Company exercisable at an average of $6.51 per share vesting over a three year period annually in arrears. A total of 40,000 options were granted to employees at an average $7.49 per share vesting over a three year period annually in arrears. All of the options granted expire in ten years. Employee options for 15,000 shares expired upon the employee’s termination from the Company during the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, employees exercised 400,433 options outstanding under the Company’s Plan generating $428,136 in cash proceeds and advisors exercised options for 63,000 shares of common stock generating $104,050 in cash. During the 2008 period, the 463,433 options exercised by employees and advisors had an intrinsic value when exercised of $3,105,000.

Based upon the Company’s experience, approximately 90% or approximately 4,137,000 options are expected to vest in the future, under their terms. The total fair value of stock options granted to employees, directors and advisors that vested during the nine months ended September 30, 2009 and 2008 was $845,000 and $489,000, respectively.

 A summary of the status of the Company’s non-vested options to acquire common shares granted to employees, officers, directors and consultants and changes during the nine months ended September 30, 2009 is presented below.

Nonvested Options	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	881,389	$5.00	$3.18
Granted	2,038,500	1.65	1.35
Vested	(290,029)	4.45	2.91
Forfeited	(177,267)	3.00	2.06

Nonvested at September 30, 2009	2,452,593	$2.42	$1.77

As of September 30, 2009, based upon employee, advisor and consultant options granted there was approximately $2,943,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Warrants:

As of September 30, 2009, in addition to the stock options discussed above, the Company had outstanding 317,530 warrants in connection with consulting services for investor relations and placement agent services. Following is a summary of such outstanding warrants for the nine months ended September 30, 2009:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	943,454	$3.49
Granted	45,000	2.86
Exercised	(670,924)	1.69

Outstanding and exercisable at September 30, 2009	317,530	$7.21	1.6	$9,000

During the nine months ended September 30, 2009, 45,000 warrants were issued for investor relations services, 20,000 warrants are exercisable at $1.59 per share, 10,000 warrants are exercisable at $2.20 per share and 15,000 are exercisable at $4.99 per share. These warrants were vested upon issuance and expire in three years.

During the nine months ended September 30, 2009, the holders of 670,924 of the above warrants that were issued for investor relations services elected to exercise them on a cashless basis as provided in the agreements with the 670,924 rights surrendered and cancelled, and the holders were issued 493,835 common shares.

At September 30, 2009 there was no unrecognized cost for the warrants. Operating expenses for the nine months ended September 30, 2009 and 2008 include $71,415 and $346,095, respectively, for the value of the investor relations consulting warrants which also equaled the total fair value of warrants that vested during the periods. The fair value of the warrants, recorded as a consulting expense related to investor relations services, at the grant dates has been estimated using the Black-Scholes valuation model, with the following assumptions:

	2009	2008

Expected term	3 years	3 years
Volatility	71 to 128%	68 to 69%
Risk-free interest rate	1.00 to 1.62%	1.87 to 3.07%
Dividend yield	0%	0%

Subsequent to September 30, 2009, an investor relations firm was granted warrants to purchase 10,000 shares of common stock which are exercisable at an average of $2.20 per share. The warrants were vested upon grant and expire in three years.

Note 9. Concentrations, Commitments and Contingencies

Customer Concentration

At September 30, 2009, three customers accounted for approximately 59% of total accounts receivable, with two of the customers each accounting for approximately 22% and one customer accounting for approximately 15%. At December 31, 2008, three customers accounted for 42%, 16% and 10% of total accounts receivable.  For the nine months ended September 30, 2009, one customer represented approximately 26% of the sales for the period. For the nine months ended September 30, 2008, three customers represented more than 10% of the Company’s sales, accounting for approximately 43%, 16%, and 11%, of the sales for the period.  For the three months ended September 30, 2009, four customers represented more than 10% of the Company’s sales, accounting for approximately 16%, 16%, 14%, and 12%, of the sales for the period. For the three months ended September 30, 2008, two customers represented more than 10% of the Company’s sales, accounting for approximately 40% and 32%, of the sales for the period.

Commitments

During the nine months ended September 30, 2009, the Company entered into employment agreements with two newly elected officers and one existing officer who previously did not have an employment contract, providing total minimum annual compensation for the three officers of $675,000. The agreements are for an initial term of one year, automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions. In connection with these employment agreements, a total of 800,000 stock options were granted under the Company’s Plan to the newly elected officers.

The Company periodically enters into generally short term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

Note 11. Subsequent Events

The Company evaluated events through November 5, 2009 for consideration as a subsequent event to be included in its September 30, 2009 financial statements, issued November 5, 2009.

In October 2009, the Company completed a public offering of 5,155,000 common shares generating $8,763,500 in gross proceeds.  The net proceeds of approximately $8.3 million, after deducting the underwriting discounts and commissions and estimated offering expenses, is to be used for product development, FDA 510(k) submission related activities, general corporate purposes, and working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparative Results for the Nine Months Ended September 30, 2009 and 2008

Sales for the nine months ended September 30, 2009, totaled $222,000, which is a $481,000 or 68% decrease from the 2008 period. This decrease in sales is primarily attributable to general economic conditions and the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs combined with a change in product mix between the two periods. In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $48,000 of such license fee recognized in the nine months ended September 30, 2009 and $32,000 in the nine months ended September 30, 2008.

Cost of sales for the nine months ended September 30, 2009 totaled $304,000 which is a $193,000 or 39% decrease as compared to the 2008 period. As a percentage of sales, there was a gross loss of 37% in the 2009 period as compared to a gross margin of 29% in the 2008 period. The change in the gross margin percent resulted from the lower level of sales in the 2009 period combined with certain fixed overhead costs.

Selling, general and administrative expenses in the nine months ended September 30, 2009, totaled $4,428,000, which is a $907,000 or 26% increase as compared to the 2008 period. During late 2008 and into early 2009, the Company increased its overhead costs to support its development activities and advance its licensing activities and negotiations for the single-chain animal products. These changes have resulted in among other items, advancing the AppyScore product in clinical trials and filing a Premarket Notification [510(k)] with the FDA. The hiring of additional personnel resulted in approximately $1,050,000 of additional expenses in the 2009 period, which included approximately $480,000 in additional employee related stock based compensation expense in 2009 over 2008 amounts. This was offset by a decrease of approximately $320,000 in public company expenses for 2009 with $275,000 of this decrease due to a reduction in the stock option expense to the investor relations firm which was off-set by a $73,000 increase in Sarbanes-Oxley related expenses in 2009.  Selling, general and administrative expenses also increased in the nine months ended September 30, 2009 by an additional $73,000 in insurance related costs primarily due to increased staff and an increase in general liability insurance.

Research and development expenses in the 2009 period totaled $5,933,000, which is a $1,609,000 or 37% increase as compared to the 2008 period. Development efforts and advances on the appendicitis test, including product development advances, the clinical trial, FDA submission related activities and market research resulted in an expense increase in 2009 of approximately $1,582,000.  This was offset by a decrease in the development expenses on the single-chain animal products of approximately $110,000 as the bovine products moved from feasibility development by AspenBio to a commercialization and licensing arrangement with Novartis commencing in late 2008. Additions to research staff, including temporary contract personnel, to support accelerating development efforts, increased expenses by approximately $147,000 in the 2009 period.

Primarily as a result of the lower levels of cash and reduced investment returns in 2009 as compared to 2008, interest income of approximately $171,000 was earned in 2009 as compared to $634,000 in 2008.

No income tax benefit was recorded on the loss for the nine months ended September 30, 2009, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2009 and 2008

Sales for the three months ended September 30, 2009 totaled $69,000, which is a $158,000 or 70% decrease from the 2008 period. The decrease in sales is primarily attributable to general economic conditions, a change in product mix between the two periods combined with the timing of existing customers’ order placement, as it is not unusual for the orders from our customers to vary by quarter depending upon the customers’ sales and production needs. In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $16,000 of such license fee recognized in each of the three months ended September 30, 2009 and 2008.

Cost of sales for the three months ended September 30, 2009 totaled $17,000; a $125,000 or 88% increase as compared to the 2008 period. As a percentage of sales, gross margin increased to 76% in the 2009 period as compared to a gross margin of 38% in the 2008 period. The increase in gross profit margin is primarily the result of a decrease in certain fixed overhead costs attributable to products being produced and sold during the 2009 period.

Selling, general and administrative expenses in the three months ended September 30, 2009, totaled $1,602,000, which is a $565,000 or 54% increase as compared to the 2008 period. During late 2008 and into early 2009, the Company increased its overhead costs to support its development activities and advance its licensing activities and negotiations for the single-chain animal products. These changes have resulted in among other items, advancing the AppyScore product in clinical trials and filing a Premarket Notification [510(k)] with the FDA. The hiring of additional personnel resulted in approximately $411,000 of additional expenses in the 2009 period, which included approximately $151,000 in additional employee related stock based compensation expense in 2009 over 2008 amounts. This was offset by a decrease of approximately $82,000 in public company expenses for 2009 with $98,000 of this decrease in public company expenses due to a reduction in the stock option expense to the investor relations firm which was off-set by a $16,000 increase in Sarbanes-Oxley related expenses being higher in 2009.  Selling, general and administrative expenses also increased in the three months ended September 30, 2009 by an additional $48,000 in insurance related costs primarily due to health insurance for increased staff and an increase in general liability insurance.

Research and development expenses in the 2009 period totaled $2,275,000, which is a $312,000 or 16% increase as compared to the 2008 period. Development efforts and advances on the appendicitis test, including product development advances, the clinical trial, FDA submission related activities and market research resulted in an expense increase in 2009 of approximately $707,000. This was offset by a decrease in the development expenses on the single-chain animal products of approximately $498,000 as the bovine products moved from feasibility development by AspenBio to a commercialization and licensing arrangement with Novartis commencing in late 2008. Additions to research staff, including temporary contract personnel, to support accelerating development efforts, increased expenses by approximately $61,000 in the 2009 period.

Primarily as a result of the lower levels of cash and reduced investment returns in 2009 as compared to 2008, interest income of approximately $28,000 was earned in 2009 as compared to $178,000 in 2008.

Liquidity and Capital Resources

We reported a net loss of $10,331,000 during the nine months ended September 30, 2009, which included $1,476,000 in non-cash expenses relating to stock-based compensation totaling $1,215,000 and depreciation, amortization and other items totaling $261,000. At September 30, 2009, we had working capital of $7,245,000. Subsequent to September 30, 2009, the Company completed a public offering generating approximately $8,764,000 in gross proceeds from the sale of 5,155,000 shares of common stock ($8,300,000 in net proceeds).  We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products in order to attempt to continue to secure near-term value from these products from either additional entering licensing agreements for their rights or generating revenues directly from sales of the products.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2009, are anticipated to total approximately $200,000. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2009 will generally be in line with or increased somewhat from amounts expended in the nine months ended September 30, 2009. Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the appendicitis tests and the single-chain animal hormone products. As we continue towards commercialization of these products we will need to consider a number of strategic alternatives to effectively maximize the value of our technology, including possible transaction and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary expenditures will be incurred to continue to advance our appendicitis blood test technology, AppyScore™ through the FDA clearance process in addition to advancing development and testing of the appendicitis product in the cassette and instrument format. During the nine months ended September 30, 2009 and 2008, we expended approximately $4,317,000 and $2,734,000, respectively in direct costs for the appendicitis test development and related efforts. While commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and improvements being made in the test, we believe that 2009 and 2010 will reflect significant progress in advancing and commercializing the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and the costs that we have incurred for the appendicitis patent may be deemed to be impaired. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, whom we collaborated with on the appendicitis test. In the event that the product is commercialized and we sell it or in the event of a transaction involving a sale of all or a portion of the Company’s assets (but not the sale of the common stock of the Company), the Bealer Agreement provides for a royalty payment to Dr. Bealer, based upon what the Company receives.

In April 2008 we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., (“Novartis”) to develop and launch our novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. We received an upfront cash payment of $2,000,000, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions which we expect to be substantially achieved in early 2010. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. We have agreed to fund our share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements (such as the Novartis Agreement) will be paid to the University. For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University, have been recorded as deferred revenue and will be amortized over the life of the license agreement. We currently anticipate that the commercialization process for these two bovine products, which are both proceeding simultaneously, including securing required FDA and other major countries equivalent regulatory clearance to market the products will encompass approximately three to four years. During the nine months ended September 30, 2009 and 2008, we expended approximately $649,000 and $756,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts. We expect that our portion of the future development and commercialization costs will be three to five million dollars, which will be incurred over the development period. Should we be unable to achieve FDA clearance of the BoviPure LH and BoviPure FSH products, we would need to rely on other product opportunities to generate revenues.

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

During the nine months ended September 30, 2009, we received cash proceeds of $469,000 from the exercise of 643,000 options.

In April, 2008 our Board of Directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares were purchased through September 30, 2008 at a total cost of approximately $992,000 with no purchases in 2009 and no anticipated purchases in the near-term.

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

With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2009 will be significantly lower than that in 2008. Our Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines require investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio).

As of September 30, 2009 approximately 75% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 10% of the portfolio and none maturing past January 2010. Of the marketable securities investment portion, 100% was invested in companies in the financial sector, all in large market cap public companies. To date the cumulative market loss from the investments has been insignificant. The investment account was established in late December 2007 and, during the nine months ended September 30, 2009, gross marketable securities investments acquired totaled approximately $2.3 million, sales of investments totaled approximately $6.1 million, interest and dividend income totaled approximately $152,000 and there were no significant losses. We expect gain and loss activity in the future to be less than the historical levels.

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

      Operating Activities

Net cash consumed by operating activities was $7,774,000 during the nine months ended September 30, 2009. Cash was consumed by the loss of $10,331,000, less non-cash expenses of $1,215,000 for stock-based compensation and $261,000 for depreciation and amortization and other non-cash items. Our base antigen business is generally not significant to our operations and therefore does not generally significantly impact operating cash flows. As of September  30, 2009 inventories had increased by $124,000 due to receipt of a recent raw material supply order and prepaid expenses and other current assets generated cash of $676,000 primarily related to collection of shared costs incurred under the Novartis agreement, payable by Novartis, in the amount of $425,000.

Net cash consumed by operating activities was $3,959,000 during the nine months ended September 30, 2008. Cash was consumed by the loss of $7,123,000 less non-cash expenses of $1,065,000 for stock-based compensation issued for services, $274,000 for depreciation and amortization and $311,000 in non-cash charges. A net increase in accounts payable and accrued liabilities of $28,000 generated cash. Deferred revenues increased by $1,560,000 from the Novartis license agreement.

      Investing Activities

Net cash inflows from investing activities generated $3,412,000 during the nine months ended September 30, 2009. Marketable securities investments acquired totaled approximately $2,307,000 and sales of marketable securities totaled approximately $6,138,000. A $418,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions for upgrades and expansion of equipment.

Net cash outflows from investing activities consumed $4,439,000 during the nine months ended September 30, 2008. Marketable securities investments acquired totaled approximately $14,257,000 and sales of marketable securities totaled approximately $10,322,000. A $504,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions for upgrades and expansion of equipment.

      Financing Activities

Net cash inflow from financing activities generated $185,000 during the first nine months of 2009. The Company received proceeds of $469,000 from the exercise of common stock options and $283,000 was consumed for repayments under existing debt agreements.

Net cash outflow from financing activities consumed $1,169,000 during the similar period in 2008. The Company received proceeds of $532,000 from the exercise of common stock options, $992,000 was consumed to repurchase and retire the Company’s common stock and $709,000 was used for repayments under existing debt agreements.

Recently Issued and Recently Adopted Accounting Pronouncements

See Note 1 to the accompanying financial statements in Part I, Item 1 of this report regarding recently issued and recently adopted accounting pronouncements.

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

        Revenue Recognition:    The Company’s revenues are recognized when products are shipped or delivered to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104. Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectability is reasonably assured.

        Stock-based Compensation:    ASC 718 (formerly - SFAS No. 123(R)), Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008, as amended, for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009.

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

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)     The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

On a monthly basis during the nine months ended September 30, 2009, 45,000 warrants (5,000 per month) to acquire common shares were granted to a consultant in consideration for investor relations services, 15,000 of these are exercisable at $4.99 per share, 20,000 are exercisable at $1.59 per share and 10,000 are exercisable at $2.20 per share. The warrants vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the warrant issuance; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

(c)     During the quarter covered by this report, the Company did not make any purchases of its common shares under the previously announced authorized common stock repurchase program of up to $5 million that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors and no purchases are anticipated in the near-term. The program is administered by management and may be discontinued at any time.

Item 6.      Exhibits

(a)   Exhibits

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 5, 2009		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer