Form 10-K
period 2009-12-31
AspenBio Pharma, Inc.
filed 2010-03-09
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______

Commission file number: 001-33675

AspenBio Pharma, Inc.
(Exact name of registrant as specified in charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 South Perry Street Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (303) 794-2000

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well known, seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:      Yes ☐    No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2009, computed by reference to the closing price on that date was $59,474,000.

The number of shares outstanding of the registrant’s common stock at March 5, 2010, was 37,529,642.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement, which is due to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2009 (the “Proxy Statement”).

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

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause AspenBio’s actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors AspenBio believes are appropriate in the circumstances. Meaningful factors, which could cause actual results to differ from expectations, many of which are beyond the control of AspenBio, include, but are not limited to, our ability to successfully complete the clinical trial data assessments required for FDA submission, obtain FDA approval for, cost effectively manufacture and generate revenues from, the appendicitis test in development, as well as the animal health products and other new products developed by AspenBio, and our ability to retain the scientific management team to advance the products in development, execute agreements to provide AspenBio with rights to meet its objectives, overcome adverse changes in market conditions and the regulatory environment, obtain and enforce intellectual property rights, obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; general business conditions; competition; business abilities and judgment of personnel; availability of qualified personnel; and other factors referenced herein in “Risk Factors”.

PART I
ITEM 1.    BUSINESS.

Overview

    AspenBio Pharma, Inc. (the “Company” or “AspenBio” also “we”, “us” or “our”) is an emerging bio-pharmaceutical company dedicated to the discovery, development, manufacture, and marketing of novel proprietary products that have large worldwide market potential. We were formed in August 2000 as a Colorado corporation to produce purified proteins for diagnostic applications and have successfully leveraged our science and technology to develop a pipeline of new products.  From our inception to the present we have produced and sold purified proteins for diagnostic applications.  Our expertise in these scientific processes has allowed us to advance a pipeline of new products.   Today, the Company is primarily focused on advancing towards commercialization our recently patented blood-based human diagnostic test, AppyScore™ to aid in the evaluation of acute appendicitis, as well as several novel reproduction drugs for use in high value animals and livestock production.

Glossary of Terms

Artificially inseminated (“AI”)— the process in which a female has been bred via use of semen which does not involve the physical live mounting / breeding using a bull

Biomarker tests — tests that identify and quantify markers associated with disease or medical condition

Chorionic gonadotropin (“hCG”) — a hormone that induces ovulation

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

Gonadotropins — See LH and FSH

Heterodimeric complex — natural form of gonadotropin comprising a complex of an alpha and beta subunit which can easily become dissociated

Histopathologic — pertaining cell and histological structure in diseased tissue

Immunoassay-based — test that uses antibody-antigen interaction as method of measure

INADA — an investigational new animal drug application filed with the FDA

Luteinizing hormone (“LH”) — hormone that induces ovulation

Neutrophils — one of the five cell types that make up the total white blood count (WBC). It is usually the most abundant and its role is to digest and kill microorganisms.

Prostaglandin — hormone that causes regression of the corpus luteum

Proteomics — method of identifying target proteins

Recombinant — Novel DNA made by genetic engineering

Single-chain analogs — see single-chain gonadotropin

Single-chain gonadotropin — recombinant forms of gonadotropins composed of the alpha and beta subunits fused in a single polypeptide

Single-polypeptide-chain-variants- see single-chain gonadotropin

Superovulation — using hormone treatment to stimulate a female to produce more than one ova at one time

WBC — an abbreviation for white blood cell count. The white blood cells are analyzed from a blood sample collected as part of a standard protocol for patients suspected of having appendicitis who have entered the Emergency Department of a hospital.

Human Diagnostics

    AppyScore is the only known blood-based test to aid in the evaluation of appendicitis. The test is designed to provide a timely, quantitative, and objective assessment for appendicitis which we believe will significantly aid Emergency Department (“ED”) physicians in evaluating patients complaining of abdominal pain suspicious for appendicitis. AppyScore measures the plasma concentration of MRP 8/14 (aka S100A8/A9 and calprotectin) an inflammation biomarker that correlates with the likelihood of having acute appendicitis.  We believe that AppyScore has the potential to enhance the accuracy and speed of a physician’s evaluation of suspected appendicitis, and improve the standard of care for acute abdominal pain. The focus of our product is to help the physician identify those patients who are suspected of having appendicitis but are at low risk.  We believe AppyScore may potentially mitigate unnecessary radiologic imaging in a percentage of the patient population entering Emergency Departments throughout the U. S. suspected of having appendicitis, but are at low risk.  The use of AppyScore in Emergency Departments could positively impact resource utilization and improve patient management and throughput.

    Appendicitis Overview and Market

    Appendicitis is a rapidly progressing condition which typically occurs over a period of 24 to 36 hours from start to perforation. Failure to accurately diagnose and treat appendicitis before perforation can lead to serious complications and, in some cases, death. The current diagnostic and treatment paradigm for appendicitis includes review of the patient’s clinical presentation, health history, blood chemistry, and white blood count. In the U.S. patients who are considered to be at risk for appendicitis are typically sent for computed tomography (“CT”) imaging (or in some cases ultrasound) for further diagnosis and then surgery if indicated. Unfortunately, imaging-based methods and interpretations and can lead to inaccurate or inconclusive diagnosis. One medical report (Graff et al., 2000 Acad Emerg Med Vol 7 n 11 pp 1244-55) that analyzed approximately 1,026 appendicitis patients from 12 hospitals found that an average of 18.6% of patients (ranging from 10.6% to 27.8%) were incorrectly diagnosed as not having appendicitis and were sent home, only to return to the emergency department with more advanced or perforated (burst) appendicitis.  It is estimated that approximately 5-7% of the world’s population will get appendicitis in their lifetime. In the U.S. alone, we estimate that there are approximately 6,000,000 patients who enter emergency departments annually complaining of abdominal pain and resulting in approximately 320,000 appendectomies. To date there appears to be no individual sign, symptom, test, or procedure capable of providing a conclusive diagnosis of appendicitis. Although the use of CT appears to be the most widely used diagnostic tool in the U. S., its results are subject to interpretation and can be inconclusive in addition to subjecting many patients to large doses of radiation. Recently the United States Food and Drug Administration (“FDA”) released a report called “Initiative to Reduce Unnecessary Radiation Exposure from Medical Imaging” which we believe could have positive implications for a test like AppyScore in helping certain patients avoid CT scanning.  Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition. In addition, approximately 58,000 patients annually suffer a perforated appendix because they are not diagnosed correctly or in time. A dilemma for physicians is minimizing the negative appendectomy surgery rate without increasing the incidence of a life threatening perforation among patients referred for suspected appendicitis. We expect AppyScore will provide an additional objective tool to assist physicians in their initial clinical evaluation in patients with abdominal pain suspicious for appendicitis.

    Clinical and Product Development - Appendicitis

    We began product development in 2003 of AppyScore, a blood-based, human diagnostic test to aid in the evaluation of appendicitis.   In December 2008, we completed an 800 patient clinical trial for AppyScore for use as an aid in the evaluation of appendicitis. Based on these results, in June 2009 we submitted a 510(k) with the FDA to seek clearance of the AppyScore ELISA platform used in this trial. In August 2009 the FDA responded to our submission with a request for additional information. Management of AspenBio had determined in advance of the 510(k) application submission (and in consultation with their regulatory consultants, Becker & Associates Consulting of Washington, DC) that the FDA might request additional data and information and had proceeded proactively with certain additional analyses and testing, including the initiation of an additional clinical trial.

    In March 2010, we expect to complete enrollment for our ongoing clinical trial (approximately 800 patients) of AppyScore.  The patients enrolled in this clinical trial were seen in the emergency departments of more than a dozen well-known hospitals across the United States. Given the time estimate to complete this current trial and related data analysis, the Company has withdrawn its 510(k) submitted to the FDA in June 2009 and plans to submit, during the second quarter of 2010, a new 510(k) with full results from the ongoing clinical trial. This clinical trial is statistically sized to stand alone and thereby will become the pivotal trial to support the new 510(k) submission.

    Based upon post-hoc analyses of the December 2008 trial data, as well as input from a panel of clinical experts assembled by AspenBio’s regulatory consultants, the Statistical Analysis Plan (“SAP”) for the ongoing clinical trial defines a study end point for the AppyScore test alone, and additionally, adds two alternative end points which evaluate the AppyScore result in combination with either white blood cell count (“WBC”) or neutrophil count. Applying the parameters of this SAP in a retrospective analysis of the previous clinical trial data on hand, the negative predictive value (“NPV”) of AppyScore was improved to more than 95% in the subset of patients who have negative results for either the combination of AppyScore/WBC or AppyScore/neutrophil count. While there can be no assurance that these results will be repeated in the ongoing clinical trial, we believe such results, if repeated, could substantially enhance the clinical utility and value of AppyScore in the emergency department setting.

    The SAP provided for an independent statistician to conduct an interim analysis of the ongoing clinical trial. Interim statistical analyses are conducted to advise clinical trial sponsors on the progress of a study to determine if: 1) a trial should be stopped as the defined end point(s) will not be reached; 2) a trial should be stopped as the end point(s) have already been reached; or 3) a trial should continue as planned. A fourth item was included in our interim analysis to determine if the clinical trial size should be expanded in order to generate the statistical power needed to reach the defined end point(s).The interim analysis report for our trial concluded that the trial should continue as planned. Based upon the data set, the interim analysis determined that the trial is adequately sized (800 patients) for the primary endpoint, the use of AppyScore test alone. The data set gathered for the interim analysis was not sufficient to provide guidance, at this stage, on whether the trial is adequately sized for the secondary endpoints -- using AppyScore in combination with either WBC or neutrophil count, and these results will not be known until the trial is completed.

    It is expected that the product’s intended use will be to aid in the evaluation of appendicitis, when AppyScore is used in conjunction with other clinical findings and laboratory tests.

    We are pursuing a 510(k) (Pre-Market Notification) regulatory clearance with the 510(k) submission based on comparing the new diagnostic device to an existing assay, or “predicate”. Although we have made our submission using a predicate, we expect that because AppyScore is the first blood-based test to aid in the evaluation of acute appendicitis, FDA may not agree that this predicate is appropriate. However, if this happens we would then expect to be told by FDA that there is no acceptable substantially equivalent predicate and the application would be routed into the de novo process, a procedural method that places a new diagnostic test on the de novo path (meaning that a new classification will be assigned for the device).

    To date, approximately 50 products have successfully followed this path since this approach was first used in 1997. If AppyScore follows the de novo process there are benefits to AspenBio, including once cleared it may allow greater flexibility to make product modifications and upgrades.

    While the ELISA-based supplemental AppyScore trial has been proceeding, we continue to advance our second generation AppyScore product -- a stand-alone, state-of-the-art cassette and reader instrument platform.  In February 2010 a manufacturing agreement was signed with LRE to manufacture the instruments needed to read the cassettes used to process each blood sample.  LRE has substantially completed the development of the AppyScore instrument and we are currently using 20 devices for testing in our laboratory.  LRE is a recognized leader in world-wide instrument development and manufacturing. In the near future AspenBio also expects to sign an agreement for the manufacture of the cassette devices with an independent highly regarded world leader in manufacturing such medical devices.  Development of the AppyScore cassettes has been substantially completed and we are currently testing them in our laboratory.

    The cassette and reader instrument platform will provide AppyScore results more rapidly and efficiently than the ELISA format and will significantly improve ease of use by reducing an operator's processing steps. We anticipate being in a position to begin clinical trials for this rapid assay in the second half of 2010 and these trials will be designed to support a 510(k) submission for this platform using the ELISA test as a predicate, assuming the ELISA test is cleared by the FDA.  The cassette and reader instrument platform will be the product that we expect to commercialize commencing in 2011.

Animal Healthcare

    Through our “single-chain gonadotropin” platform technology, licensed from Washington University in St. Louis and further developed at AspenBio, we are developing animal healthcare products focused on reproduction, initially in bovine, to be followed by other livestock species of economic importance. Our largest opportunity to date in this area is BoviPure LH™ – a recombinant hormone analog that induces ovulation and may reduce the risk of pregnancy loss in dairy cows. We are also developing a novel breakthrough drug for super-ovulation of cows: BoviPure FSH™, a single-chain bovine FSH analog that works in a single dose versus conventional FSH drugs which require a total of 8 doses to be given every 12 hours for four consecutive days. Both of these drugs, BoviPure LH and BoviPure FSH, were licensed in 2008 to Novartis Animal Health under a long-term world-wide development and marketing agreement and are currently advancing in the FDA approval process.

    BoviPure LH

    Currently, approximately 70% of dairy cows fail to conceive or maintain a viable pregnancy after artificial insemination (“AI”) resulting in significant financial and production losses to the dairy. BoviPure LH utilizes our exclusively licensed “single-chain gonadotropin” recombinant drug technology which we believe will offer cost and performance advantages over conventional bovine hormone products available in the worldwide market. We believe this drug may create a totally new pregnancy maintenance market to enhance dairy economics for artificially inseminated dairy cows.

    It is estimated that there are between 16 and 20 million artificial insemination attempts annually in dairy cows in the United States alone. Recent research has indicated that BoviPure LH may provide additional economic benefits to expand the market potential for use with artificial insemination in dairy cows. We believe the U.S. pregnancy maintenance annual market for BoviPure LH could exceed $200 million annually which would be marketed under the Novartis Animal Health agreement. We also believe there are similar potential markets outside the U.S.

Human Diagnostic Antigens

    AspenBio is a supplier of purified proteins for diagnostic applications to large medical diagnostic companies and research institutions. We manufacture and sell approximately 20-30 purified protein products primarily for use as controls by diagnostic test kit manufacturers and research facilities, to determine whether diagnostic test kits are functioning properly. In 2009, we had approximately $291,000 in revenue from these products.  As a result of the development activities and priorities we have placed on the blood-based human diagnostic test, AppyScore and the novel reproduction drugs for use in high value animals, the scientific resources and activities associated with the antigen business have been reapportioned to other activities for 2010.

    Corporate Information

    We are located at 1585 S. Perry Street, Castle Rock, CO 80104. Our phone number is (303) 794-2000 and our facsimile is (303) 798-8332. We currently employ thirty-three full-time employees and three part-time employees. We believe our relationships with our employees are good. We also regularly use part-time student interns and additional temporary and contract personnel depending upon our research and development needs at any given time. We maintain a website at www.aspenbiopharma.com.

    Available Information

    You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934.  These documents may be accessed on our website: www.aspenbiopharma.com.  These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC. The information contained in, or that can be accessed through, the website is not part of this annual report. These documents may also be found at the SEC’s website at www.sec.gov.

Product Overview

    Our current approach is to search for opportunities where we can use our scientific expertise in the fields of protein purification, molecular biology, genomics and proteomics to create unique, competitive, and if possible, proprietary and/or patented products. We also focus on expanding into other uses for purified proteins, principally for diagnosis and treatment of humans and animals. An important factor in the development of diagnostics products is the potential to proceed relatively more rapidly from product concept to saleable product as compared to therapeutic products which often require many more years to reach the market, due to significantly more stringent regulatory requirements.

    Products currently in our pipeline consist of product candidates in various stages of clinical and pre-clinical development. One of our business strategies is to focus primarily on products and technologies which we believe have attractive worldwide markets and significant product margin potential. Our appendicitis test AppyScore is an example of this primary focus. We also pursue technologies under “in-licensing” agreements with third parties such as universities, researchers or individuals; add value by advancing the stage of research and development on the technologies through proof of concept, and then will either “out-license” to “Big Pharma and or Diagnostic” companies and/or continue with in-house development towards regulatory approval, product introduction and launch.   Our work with Novartis Animal Health on our bovine products is an example of this strategy.  Presently many if not all development products in our existing pipeline are under the regulatory jurisdiction of the FDA.

AppyScore Human Appendicitis Blood Test

    Appendicitis is a common acute surgical problem primarily affecting children and young adults under 30 years of age. It typically is an acute event that occurs between 24 and 36 hours from the initiation of symptoms to the point where if appendicitis is present and the appendix is not removed, it may perforate or burst causing a potentially life threatening event. It is estimated that approximately 6,000,000 patients enter U.S. emergency departments with abdominal pain each year and that after diagnosis this results in approximately 320,000 appendectomies.

    An accurate diagnosis of appendicitis is a difficult challenge for emergency department doctors and the ability to do so effectively is a significant factor in achieving a successful patient outcome. An accurate and effective diagnosis, however, can be time consuming, expensive and difficult because there is considerable overlap between appendicitis symptoms and those of other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a conclusive diagnosis of appendicitis. Misdiagnosis of appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition.  Published data from several sources indicates that in the United States, an estimated 10-15% of appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery. In addition, approximately 58,000 patients annually suffer a perforated (or burst) appendix because they are not diagnosed in time. A dilemma for surgeons is minimizing the negative appendectomy surgery rate without increasing the incidence of perforation among patients referred for suspected appendicitis. Techniques currently used by emergency department doctors to diagnose millions of patients complaining of abdominal pain are expensive, time consuming, and can have high error rates. After performing basic tests and a physical health examination, a CT scan is the most common emergency department diagnostic method used in the U.S. to evaluate appendicitis for patients with abdominal pain. Currently the total estimated cost of an abdominal or pelvic CT scan plus associated fees can range from several hundreds of dollars to well over several thousands of dollars per procedure resulting in a total estimated expenditure of over $1.0 billion annually in the U.S. on CT scans to diagnose appendicitis. The scans can take more than four hours to complete (including typical processing time) and expose many patients to high levels of ionizing radiation. While CT scans are still the current medical standard for diagnosing appendicitis, CT diagnostic error rates are estimated to exceed 15% and a high percentage of CT scans are simply inconclusive. The present approach contributes to a significantly large number of unnecessary (negative) appendectomies, as well as false-negative conclusions due to a lack of diagnostic accuracy.

    In addition to health risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $740 million annually in the U.S. alone (Flum et al., Arch Surg. 2002;137:799-804). Additionally up to 25% of patients are not diagnosed correctly in time and suffer a potentially life-threatening perforation of the appendix requiring immediate and more complex emergency surgery. Due to a very high risk of serious internal infection, perforated appendix cases require a more lengthy hospital stay, longer recovery or treatment period, substantially increased cost and tremendous discomfort for the patient. Appendicitis is one of the leading causes of litigation related claims of medical malpractice due to many factors including high diagnostic error rates, negative appendectomies, and increased cost and complications in cases where the appendix perforates.

    Appendicitis most frequently occurs in patients aged 10 to 30, but can affect all ages.  Using a CT scan to diagnose appendicitis is especially difficult in children and young adults because many patients in this age group have low body fat resulting in very poor tissue differentiation or contrast on the CT scan. Our blood-based appendicitis test has the potential to enhance overall safety by reducing the amount of radiation exposure from unnecessary CT scans. Recently the FDA released a report called “Initiative to Reduce Unnecessary Radiation Exposure from Medical Imaging” which we believe could have positive implications for a test like AppyScore.

    The Company continues to make progress in the development and testing of its first-generation blood-based human diagnostic test designed to aid in the evaluation of appendicitis in patients complaining of abdominal pain suspicious for appendicitis. Specifically, we have created and optimized a specialized test to detect a marker in the blood associated with appendicitis and have tested this assay in several clinical research trials involving hundreds of human subjects. This blood test is designed to be used to help physicians evaluate patients entering an emergency department or urgent care facility complaining of abdominal pain suspicious for acute appendicitis.

    Preliminary results indicate that a positive result using our first-generation ELISA test is correlated with the likelihood of having acute appendicitis.  We believe that AppyScore has the potential to enhance the accuracy and speed of diagnosis and improve the standard of care for acute appendicitis. We anticipate that our appendicitis test, once cleared by the FDA, will be incorporated in routine blood testing as a patient’s blood sample is taken in the ordinary course of an initial assessment of any patient entering the emergency department. Our appendicitis blood test system is designed to measure the blood marker level, which guides the physician in helping to determine if a patient is at a low risk for appendicitis. We believe this test will cost-effectively and accurately assist emergency room personnel and primary care physicians in evaluating patients complaining of abdominal pain suspicious for appendicitis.

    Our AppyScore test is expected to be sold into the emergency medicine diagnostic market. If successfully developed and cleared by the FDA, we expect our patented test to be the only blood-based test designed to aid in the evaluation of appendicitis in the worldwide market. We believe there is a significant worldwide market opportunity for this product.

    Beginning in 2004, AspenBio initiated the establishment of an intellectual property portfolio for the appendicitis testing technology and products. The Company has filed for and is pursuing worldwide patent coverage related to several aspects of the initial discovery and various test applications. Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of the test. Strong scientific and technical progress remains the basis for these innovative efforts. In March 2009, the United States Patent and Trademark Office issued AspenBio’s patent directed to methods relating to its appendicitis diagnostic technology. This patent, No. 7,501,256, is entitled ‘Methods and Devices for Diagnosis of Appendicitis’.  Additional U.S. patents, 7,659,087 and 7,670,769, have recently issued on February 9, 2010 and March 2, 2010, respectively.  At this time, additional foreign patent applications have been allowed or are pending.

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

    To date, no commercially successful recombinant or synthetic LH or FSH hormone product has been developed and introduced for animals, because of unstable molecular characteristics of native hormones.  The unstable characteristics are overcome with our patented single-chain technology. The technology, originally invented by Dr. Irving Boime of The Washington University (St. Louis, MO), has been exclusively licensed to AspenBio and its sublicensees for use in animals.  Dr. Boime’s work involves the construction and molecular characterization of single-polypeptide-chain-variants of LH and FSH.

    During 2004, we entered into an exclusive license agreement for the extensive portfolio of patents and patents pending, developed and enhanced over the prior twenty-plus years by Dr. Boime. The patent estate consists of numerous patents and pending patent applications. The term of our license agreement is tied to the life of the last patent to expire. The portfolio covers rights to veterinary use of the single-chain technology and the creation of recombinant drugs to enhance conception and pregnancy rates. We acquired this technology to commercialize and provide these products for use in veterinary medicine. We believe that the platform technologies in connection with the patent estate have the potential to be developed into an array of products to enhance fertility in all mammals meaning that, over time, these drugs may potentially be used in a number of species of economic importance. We continue to expand patent coverage as new drugs and applications are discovered and developed.

Licensing Agreements for Animal Drugs

    Our product candidates, BoviPure LH™ and BoviPure FSH™, limited to use in the bovine species (cattle), were licensed in 2008 to Novartis Animal Health under a long-term world-wide development and marketing agreement and are currently advancing in the FDA approval process. We are currently advancing the stages of cGMP manufacturing and validation steps required to allow the start of pivotal FDA safety and efficacy studies. We expect that such development activity will continue to advance during 2010.

    Our long-term goal is to methodically leverage this “single-chain gonadotropin” technology into numerous generations of products for potential application in multiple species. We are attempting to prioritize each potential worldwide market value and likelihood of successful distribution.  We anticipate that we may be able to secure and execute additional worldwide license agreements covering single-chain products for other species of economic importance as development efforts for such species advance.

Bovine Market Opportunity

    We believe that the bovine market, primarily dairy operations, represents the largest market opportunity of all of our current animal products to date.

    The success of a modern dairy cow operation is dependent upon a number of critical factors. Several of these factors are outside the control of the dairy producer, such as milk prices and costs for feed, nutrients, and medicines. Other factors, however, are within the dairyman’s control such as size of the operation (number of head milked), labor costs, and access to high quality bulk feed. The amount of revenue derived from milk sales is a function of the quantity of milk produced and the level of milk fat contained in the milk. These factors correspond directly to the amount of time that a cow is pregnant. The more days during a year that a cow remains not pregnant (frequently referred to as “open”), the lower the annual milk production from that cow, hence the lower the revenue received.

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

Bovine Reproduction Products

    Under the world-wide agreement with Novartis Animal Health, development of both BoviPure LH (single-chain LH analog for cows) and BoviPure FSH (single-chain FSH analog for cows) are advancing, with the majority of the development efforts performed by Novartis Animal Health. These specialized products are designed to create more effective breeding programs for artificially inseminated dairy cows (LH) and to increase the efficiency of superovulation (FSH). Pregnancy is necessary for efficient milk production and effective reproduction programs increase milk production per cow and profitability of the dairies, by leaving fewer open cows.

BoviPure LH

    BoviPure LH is a novel single-chain LH analog for cows. This new hormone analog is designed to induce ovulation and produce a phenomenon that has been shown to reduce the rate of pregnancy loss in cows. Currently, approximately 70% of dairy cows fail to conceive and / or maintain a viable pregnancy resulting in significant financial and production losses to the dairy farmer. BoviPure LH analog for cows utilizes our exclusively licensed “single-chain gonadotropin” technology which we believe will offer cost and performance advantages over conventional bovine hormone products available in the worldwide market.

    Novartis Animal Health has filed and received an INADA file number for this product with the FDA. That application officially commenced the FDA approval process for BoviPure LH which is currently being optimized for expression and the start of official cGMP processes and validations. This application and testing process is now being led by Novartis Animal Health under the licensing agreement we entered into with them in 2008. We believe this drug may create totally new ovulation and pregnancy maintenance applications for artificially inseminated dairy cows.

    It is estimated that there are between 16 and 20 million artificial insemination attempts annually in dairy cows in the United States alone. While large scale statistically significant studies are required to definitively demonstrate its specific properties and advantages, we believe BoviPure LH would be an applicable and beneficial product administered to dairy cows as part of an artificial insemination program as a therapeutic treatment to improve the quality of ovulation and help maintain pregnancy. Based upon an assumed net selling price we believe the total potential U.S. market for BoviPure LH could exceed $200 million which would be marketed under the Novartis Animal Health agreement.  We believe there are similar potential markets outside the U.S. Actual market penetration forecasts would depend on the drug efficacy (rate of ovulation, enhancement of fertility and pregnancy improvement) along with the ability to penetrate the total market. Such marketing advancement will be done by Novartis Animal Health under our license agreement with them. As a recombinant hormone drug, this product will be prescribed and administered by licensed veterinarians; the ultimate customers will be producer clients operating commercial dairy herds using timed (synchronized) breeding programs.

    We anticipate the benefits and value of the BoviPure LH product, if able to be successfully launched into the dairy industry are summarized as follows:

1.	Percentage of cows maintaining pregnancy may significantly increase by approximately 10 -50%;

2.	May save the additional cost and manipulation to the animal of repeated reproduction treatments;

3.	May reduce average days a cow is “open”, thereby improving overall milk production, and milk quality and calf production;

4.	Anticipated cost per application will be cost justified to the dairy operator;

5.	The product is easy to administer; and

6.	Technology is patented with additional patents pending.

BoviPure-FSH

    BoviPure-FSH is a novel single-chain FSH analog for cows. It is designed for super-ovulation for embryo transfer in dairy and beef cows throughout the world. We expect the initial usage will be greatest in the beef industry but may expand in the dairy industry with the anticipated increased use of predetermined sex semen for artificial insemination. This product is in an advanced stage of development and is expected to provide significant benefits including superior single-dose product efficacy, unmatched purity, consistent bioactivity and significant labor savings for end users, versus conventional “animal-derived” pituitary extract FSH products currently on the market. These benefits are important to users of FSH products currently on the market. Conventional FSH products, all of which are directly harvested from animal origins, have inherent problems with product safety, purity and consistency. In addition, these conventional FSH products require considerable human and facility resources with an average of 8 treatments given every 12 hours for 4 consecutive days for every animal being treated versus our single treatment product.

    Novartis Animal Health has filed and received an INADA file number with FDA for BoviPure FSH. We have successfully completed characterization, pilot dose and pilot efficacy testing on this product. In that testing, we have demonstrated it can provide efficacy in a single dose versus conventional market leading porcine FSH drugs which require 8 injections given every 12 hours for 4 days. This application and testing process is being led by Novartis Animal Health under our agreement. Due to the significant number of product advantages that we expect BoviPure FSH to have over conventional FSH extract products we believe we can garner a premium price per dose for this new compound. This premium price position is supported by the extra benefits and properties we expect BoviPure FSH to deliver including high purity, consistent bioactivity plus potentially significant product administration labor savings.

    We believe the annual estimated market for this product exceeds $20 million which would be marketed under the Novartis Animal Health agreement.  It is expected that as this drug becomes commercially available its uses may grow due to other developments in animal reproduction. This product will be prescribed and marketed by licensed veterinarians, the ultimate customers will be producer clients operating commercial dairy and beef breeding herds.

Equine Reproduction Products

    The equine (horse) breeding industry currently lacks any effective method that can precisely control follicular development and ovulation. Extracts containing pituitary derived LH and FSH have been shown to be effective; however, the lack of a reliable commercial product has prevented wide use. Human chorionic gonadotropin (hCG) is also used but horses often develop an immune response to it and repeated use can cause it to become ineffective. GnRH-derived products have been shown to be effective in inducing ovulation in the horse. The only such approved product for use in the horse, Ovuplant™, has been withdrawn due to non-compliance with specific FDA regulations and has been off the market for a few years. However, a number of compounding pharmacies have entered the market with a variety of inexpensive versions of compounded Deslorelin reagents. These inexpensive compounded products have devalued the market significantly which has resulted in low market prices for equine ovulation agents. Over time, we expect market value conditions to improve. Equine breeding is seasonal; beginning in early spring through mid-summer and therefore products sold for use in equine breeding are sold on a seasonal basis. The market economics of drugs for this species have not yet been quantified at this time.

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

EquiPure LH

    EquiPure LH is a novel single-chain LH analog for horses. It is designed to induce ovulation in estrous mares thereby providing better overall breeding management and convenience to breeders. This product will be prescribed and administered by licensed veterinarians; the ultimate customers will be horse owner clients and clients operating breeding farms. At present we expect to focus our resources on our bovine products which represent the highest potential revenue sources of our current drugs in late-stage development.

EquiPure FSH

    EquiPure FSH is a novel single-chain FSH analog for horses. It is designed to assist mares through transition and for “super-ovulation” (for embryo transfer) in horses throughout the world. As part of our product development strategy for improving animal reproduction, we are in late stage development of this recombinant form of follicle stimulating hormone. We have now successfully produced gram-level quantities of EquiPure FSH for testing purposes as a result of manufacturing scale-up of this product. This new drug will compete in the market with existing “animal derived” equine FSH products and will offer compelling product cost, safety and efficacy benefits over existing equine FSH drugs sold in the market. This product is anticipated to be a significant advancement in the growing equine embryo transfer and transition assistance markets. This product will be prescribed and administered by licensed veterinarians to provide a tool to the ultimate customers, horse owner clients and clients operating breeding farms.

Raw Materials

    Our human antigens are purified from human tissue or fluids. We generally have several sources available for the materials needed, some of which are from international sources. At times in the past we have run short of certain raw materials. Accordingly, certain of the materials purchased require longer lead times to be received for processing and production. We do not have supply agreements in place for raw material purchases. There are several suppliers for our raw materials and we believe therefore that we will have reasonable access to raw materials. From time to time, depending upon our purchase orders, one raw material supplier may represent a concentration of our purchases. In 2010, due to the fact that the Company is focusing its efforts primarily on the development of other products, primarily the AppyScore test, purchases of these raw materials has been suspended.

    We have cultured cell lines and recombinant material for both human and animal proteins. Ultimately, we expect that this type of production will replace the need for tissue or fluids as a source material, thereby reducing the chance of contamination from possible impurities.

    We continue to optimize production and effective methods to produce BoviPure LH and BoviPure FSH in partnership with Novartis Animal Health under our development and marketing agreement with them. Depending upon among other items, financial constraints, protein expression yields and cGMP manufacturing capability we have entered and will continue to enter into development agreements with outside contractors specializing recombinant drug manufacturing under both cGMP and non-GMP conditions to assist us in similar product determinations and development for the recombinant products and future new drugs.

Intellectual Property

    In May 2003, AspenBio entered into an assignment and consultation agreement with Dr. John Bealer related to the appendicitis diagnosis technology.  In 2004, AspenBio began building an intellectual property portfolio for the human appendicitis testing technology and products. The Company has filed for worldwide patent coverage related to several aspects of the initial discovery and various test applications. During early 2006, the Company’s U.S. and international patent applications entitled “Methods and Devices for Diagnosis of Appendicitis” were published by the United States Patent Office and the International Bureau of the World International Patent Organization. In March 2009, the United States Patent and Trademark Office issued AspenBio’s United States patent directed to methods relating to its appendicitis diagnostic technology. In March 2009 the United States Patent and Trademark Office issued AspenBio’s patent No. 7,501,256, (‘Methods and Devices for Diagnosis of Appendicitis’). Additional U.S. patents, 7,659,087 and 7,670,769, have recently issued on February 9, 2010 and March 2, 2010, respectively. We also have filed additional patent applications seeking to expand the worldwide position of intellectual property protection associated with this technology as further discussed below.

    Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of tests. Strong scientific and technical progress remains the basis for these innovative efforts.

    The patent portfolio for the human AppyScore appendicitis diagnostic technologies has recently been expanded primarily in two dimensions. In the first dimension, the platform patent position has progressed towards strategic worldwide coverage. Additionally, new filings have been made to expand the scope of coverage. These additional filings provide protection for devices that measure AppyScore in addition to the method of using AppyScore to aid in the evaluation of patients suspected of acute appendicitis. These improvements are designed to significantly enhance the quality and increase the speed of making clinically relevant diagnostic information available. These developments also offer more rapid test results in comparison with imaging techniques, while reducing the risk of ionizing radiation exposure to the patient.

    Under the exclusive license agreement with Washington University (St. Louis, MO), we have obtained intellectual property rights to their patent estate consisting of an extensive portfolio of patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products under development. The term of the agreement is tied to the life of the last patent to expire. Patents in the estate begin to expire in 2014; the last to expire of the current patents will occur after 2020.  We have filed and continue to file patent applications to expand and extend the patent coverage of this technology.  We are currently developing and testing products using the Washington University patents rights in the bovine and equine areas and may develop products for a number of other species as well.

    We have not filed for patent coverage for all of our human diagnostic antigens, although we consider our protein purification process proprietary. This purification expertise, knowledge and processes are kept as trade secrets. We have filed for patent applications on a number of our technologies. As a matter of general practice we pursue patent coverage on technology and developments we believe can be suitably protected in this manner.

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

Payment terms — Other than to support pre-season product sales or certain new product introductions, and then with terms of no more than 60 days, we do not provide extended payment terms.

Revenues — Historically, the majority of our revenues have come from U.S. customers of our human antigen business. During the years ended December 31, 2009, 2008 and 2007, AbD Serotec Limited, a European company based in England, accounted for a total of 3%, 2% and 20%, respectively of our net sales. Our U.S. based revenues for the years ended December 31, 2009, 2008 and 2007 were $291,000, $821,000 and $849,000, respectively.

Research and Development

    We spent $8,714,000 on research and development in fiscal 2009, $6,025,000 in fiscal 2008 and $2,667,000 in fiscal 2007. We anticipate that expenditures for research and development for the fiscal year ending December 31, 2010 will generally decrease somewhat as compared to the amounts expended in 2009, primarily due to the expected completion of the AppyScore clinical trial in early 2010.

    Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial.  Our principal development products consist of the appendicitis tests and the single-chain animal hormone drug products. As we continue towards commercialization of these products including evaluation of strategic alternatives to effectively maximize the value of our technology we will need to consider a number of alternatives, including possible capital raising or other transactions and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic path determined.

    We expect that the primary expenditures will be incurred to continue to advance our initial appendicitis blood test technology, AppyScore, through the FDA application and clearance process in addition to advancing development of the next generation appendicitis products. During the years ended December 31, 2009, 2008 and 2007, we expended approximately $6,290,000, $4,446,000 and $645,000, respectively in direct costs for the appendicitis test development and related efforts. While commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and improvements being made in the test, we believe that 2010 will reflect significant progress in advancing and commercializing the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and the costs that we have incurred for the appendicitis patent may be deemed to be impaired. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, related to the AppyScore product, which contains among other provisions certain royalty obligations.

    In April 2008 we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis Animal Health”), to develop and launch our novel recombinant single-chain bovine products, BoviPure LH and BoviPure FSH. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales for the bovine species. We received an upfront cash payment of $2,000,000, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions which we expect to be substantially achieved in 2010. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. During the years ended December 31, 2009, 2008 and 2007, we expended approximately $1,109,000, $478,000 and $947,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts.

    In 2003, we entered into a distribution agreement with Merial Limited for the worldwide sales and marketing rights to our SurBred™ test, which was a novel blood test designed to identify open cows 10 to 20 days sooner than methods currently used.  Based on the findings of a field trial during 2003, we concluded that improvements were needed to the test.  We determined, in 2009, to stop development of the SurBred test.  As of December 31, 2009, we and Merial Limited entered into a Settlement and Release Agreement (the “Settlement Agreement”) to terminate the Distribution Agreement dated May 23, 2003 between us.  As a result of that termination we agreed to refund to Merial Limited, $50,000 of the original $200,000 they had paid to us and the remaining $150,000 was waived and we recognized this as revenue in 2009.

    We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development \ manufacture of certain of our products for which we are seeking FDA approval. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products for which we are seeking FDA approval. We continue in discussions with other potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our medical devices who can economically manufacture them to produce products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty and / or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2010. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

Compliance

FDA

    The Food and Drug Administration (“FDA”) has regulatory authority over certain of our planned products. Our existing human antigen products require no approvals. We do not supply any of these products as therapeutics. Virtually all of these human antigen products are the raw materials used as calibrators and controls within our customers’ quality assurance and quality controls departments.

AppyScore Appendicitis Blood Tests —The FDA’s Center for Devices and Radiological Health (CDRH) is responsible for regulating firms who manufacture, repackage, re-label and or import medical devices sold in the United States. Medical devices are classified into Class I, II and III. Currently our new appendicitis test is anticipated to be classified as a non-invasive Class II medical device by the FDA, which will require Premarket Notification 510(k) clearance. We anticipate being able to obtain an FDA 510(k) approval of our first appendicitis blood test AppyScore in 2010. Generally FDA product clearance is granted after specific clinical trials, GMP validations and quality control requirements have been achieved to the agency’s satisfaction.

    In June 2009, we submitted a 510(k) application to the FDA, with our current ELISA platform and data from our December 2008 clinical trial on the basis of comparing this new test to an existing assay, or “predicate”. We subsequently withdrew that 510(k) application in February 2010 and intend to submit a new 510(k) application in the second quarter of 2010.  The new 510(k) application will also be based on our current ELISA platform and will include data from our additional approximately 800 patient clinical trial expected to complete enrollment in March 2010.  Although we have submitted, and will submit, using a predicate, we expect that because AppyScore is the first blood-based test to aid in the evaluation of appendicitis, the FDA may not agree that a predicate exists. However, if this happens we would then expect to be told by the FDA that there is no substantially equivalent predicate and the application will be routed into the de novo process, a procedural method that places a new diagnostic test on the a path to receive a new classification. There can be no assurance this will be the outcome of our submission. Based on conversations with our consultants we believe this may be the pathway for AppyScore. This allows the FDA to review the product without a predicate being defined. To date, around 50 products have successfully followed this path since this approach was first used in 1997. If AppyScore is allowed to follow the de novo process there are benefits to AspenBio, including once approved it may allow greater flexibility to make product modifications and upgrades.

    Any product approvals that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from the market. Moreover, if and when such approval is obtained, the manufacture and marketing of such products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current GMP, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. Manufacturers are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and criminal prosecutions. Any such enforcement action could have a material adverse effect on our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on our business.

BoviPure LH and BoviPure FSH Drugs — Novartis Animal Health has filed and received an INADA file numbers which officially commences the approval process with the Veterinary — CVM section of the FDA for BoviPure LH (LH analog for cows) and BoviPure FSH (FSH analog for cows).

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

ITEM 1A. — RISK FACTORS

    If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.

Risks Related to Our Business

If we fail to obtain FDA clearance, we cannot market certain products in the United States.

Therapeutic or human diagnostic products require FDA approval (or clearance) prior to marketing and sale. This applies to our ability to market, directly or indirectly, our AppyScore appendicitis test. As a new product, this test must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance, we may determine to conduct additional specific clinical trials; this process can take substantial amounts of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons. There is no assurance that any of our strategies for obtaining FDA clearance or approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The timing of such completion, submission and clearance could also impact our ability to realize market value from such tests. FDA clearance can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards. Similar approval requirements and contingencies will also be encountered in a number of major international markets.

FDA approval is also required prior to marketing and sale for therapeutic products that will be used on animals, and can also require considerable time and resources to complete. New drugs for animals must receive New Animal Drug Application approval. This type of approval is required for the use of our therapeutic equine and bovine protein products. The requirements for obtaining FDA approval are similar to that for human drugs described above and will require similar clinical testing. Approval is not assured and, once FDA approval is obtained, we would still be subject to fines and suspension or revocation of approval if we fail to comply with ongoing FDA requirements.

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

We face competition in the biotechnology and pharmaceutical industries.

We can provide no assurance that we will be able to compete successfully in developing our products and product candidates.

We face intense competition in the development, manufacture, marketing and commercialization of our products from many and varied sources — from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other companies with similar technologies, including those with platform technologies.  These platform technologies vary from very large analyzer systems to smaller and less expensive instruments similar to ours.  These competitors are working to develop and market other diagnostic tests, systems, products, and other methods of detecting, preventing or reducing disease.

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

Among the many experimental diagnostics and therapies being developed around the world, there may be some that we do not now know of that may compete with our technologies or products.

Many of our competitors have much greater capital resources, manufacturing, research and development resources and production facilities than we do. Many of them also have much more experience than we do in preclinical testing and clinical trials of new drugs and in obtaining FDA and foreign regulatory approvals.

Major technological changes can happen quickly in the biotechnology and pharmaceutical industries, and the development of technologically improved or different products or technologies may make our product candidates or platform technologies obsolete or noncompetitive.

Our product candidates, if successfully developed and approved for commercial sale, will compete with a number of drugs and diagnostic tests currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our product candidates may also compete with new products currently under development by others or with products which may cost less than our product candidates. Physicians, patients, third party payors and the medical community may not accept or utilize our appendicitis test products when and if approved. If our products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition may be materially adversely affected.

Clinical trials for our products are expensive and until completed their outcome is uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate through clinical trials the efficacy of our products.  We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

The commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	the potential delay by a collaborative partner in beginning the clinical trial;

•	the inability to recruit clinical trial participants at the expected rate;

•	the failure of clinical trials to demonstrate a product candidate’s safety or efficacy;

•	unforeseen safety issues;

•	the inability to manufacture sufficient quantities of materials used for clinical trials; and

•	unforeseen governmental or regulatory delays.

Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials.

Medical reimbursement for our products under development, as well as a changing regulatory environment, may impact our business.

The U.S. healthcare regulatory environment may change in a way that restricts our ability to market our appendicitis tests due to medical coverage or reimbursement limits. Sales of our tests will depend in part on the extent to which the costs of our test are paid by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health payor administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third party payers are increasingly challenging the prices charged for medical products and services. The containment of healthcare costs has become a priority of federal and state governments. Accordingly, our potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Any reduction in Medicare, Medicaid or other third-party payer reimbursements could have a negative effect on our operating results.

We have very little sales and marketing experience and limited sales capabilities, which may make commercializing our products difficult.

We currently have very little marketing experience and limited sales capabilities. Therefore, in order to commercialize our products, once approved, we must either develop our own marketing and distribution sales capabilities or collaborate with a third party to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenues will be materially dependent upon the success of the efforts of these third parties.

We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to otherwise effectively support our commercialization activities. The cost of establishing and maintaining a sales and marketing organization may exceed its cost effectiveness. If we fail to develop sales and marketing capabilities, if sales efforts are not effective or if costs of developing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

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

Any revenues from products under development will likely be subject to royalty payments under licensing or similar agreements. Major factors affecting these payments include but are not limited to:

•	Our ability to achieve meaningful sales of our products;

•	Our use of the intellectual property licensed in developing the products;

•	Coverage decisions by governmental and other third-party payors; and

•	The achievement of milestones established in our license agreements.

If we need to seek additional intellectual property licenses in order to complete our product development, our cumulative royalty obligations could adversely affect our net revenues and results of operations.

Our success depends on our ability to develop and commercialize new products.

Our success depends on our ability to successfully develop new products. Although we are engaged in human diagnostic antigen manufacturing operations and historically substantially all of our revenues have been derived from this business, our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more of our pipeline products. Our ability to develop any of the pipeline products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, to seek required FDA approval, and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past and may again encounter in the future problems in the testing phase for different pipeline products, sometimes resulting in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our pipeline products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, nor that we will be able to produce them on an economical basis.

Our success will depend in part on establishing effective strategic partnerships and business relationships.

A key aspect of our business strategy is to establish strategic partnerships. We currently have a license arrangement with Washington University (St. Louis, MO), and a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. It is likely that we will seek other strategic alliances. We also intend to rely heavily on companies with greater capital resources and marketing expertise to market some of our products, such as our agreement with Novartis Animal Health. While we have identified certain possible candidates for other potential products, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these collaborations or establish new collaborations in the future on acceptable terms. Furthermore, future arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the issuance of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, or if we fail to perform our obligations in a timely manner, the development or commercialization of our technology in potential products may be affected, delayed or terminated.

We may experience manufacturing problems that limit the growth of our revenue.

We purify human and animal antigens and tumor markers as our historical revenue base. In 2009 and 2008, our revenues from these sales were approximately $291,000 and $821,000, respectively. We intend to introduce new products with substantially greater revenue potential, including recombinant drugs for our animal health business. We, including our partner, Novartis Animal Health, have entered into contracts with companies who meet full cGMP requirements and are capable of large scale manufacturing batches of our devices and recombinant drugs for development, initial batch and study work as part of the FDA approval process for our business. Delays in finalizing and progressing under agreement with the cGMP facility may delay our FDA approval process and potentially delay sales of such products. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw inventory, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

In an effort to protect our proprietary technology, trade secrets and know-how, we require our employees, consultants and prospective partners to execute confidentiality and invention disclosure agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, in some situations, these agreements may conflict, or be subject to, the rights of third parties with whom our employees or consultants have previous employment or consulting relationships. Also, others may independently develop substantial proprietary information and techniques or otherwise gain access to our trade secrets. We intend to market our products in many different countries but in some of these countries we will not seek or have patents protection. Different countries have different patent rules and we may sell in countries that do not honor patents and in which the risk that our products could be copied would be greater.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions.

We plan to market some of our products in foreign jurisdictions. Specifically, we expect that AppyScore will be aggressively marketed in foreign jurisdictions. We may market our therapeutic animal health products in foreign jurisdictions, as well. We may need to obtain regulatory approval from the European Union or other jurisdictions to do so and obtaining approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or provide additional information, resulting in additional expenses, to obtain necessary approvals.

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

Risks Related to Our Securities

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to our existing stockholders.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses in the 2010 calendar year and possibly longer. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets. Any sale of a substantial number of additional shares may cause dilution to our existing stockholders and could also cause the market price of our common stock to decline.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. In addition, the market price of our Common Stock has been and may continue to be volatile, especially on the eve of Company announcements which the market is expecting, as is the case with clinical trial results. Among other factors, the following may have a significant effect on the market price of our Common Stock:

▪	Announcements of clinical trial results, FDA correspondence, technological innovations or new commercial products by us or our competitors.

•	Publicity regarding actual or potential medical results related to products under development or being commercialized by us or our competitors.

•	Regulatory developments or delays affecting our products under development in the U.S. and other countries.

•	New proposals to change or reform the U.S. healthcare system, including, but not limited to, new regulations concerning reimbursement programs.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

    None.

ITEM 2.   PROPERTIES.

    We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us in 2003. We presently do not plan any renovation, improvements, or development of this property. We may utilize a portion of the currently un-used space, which amounts to approximately 14,000 square feet for expansion at some point in the future. The Company believes that its facilities are adequate for its near-term needs.

    We own the property subject to a mortgage with an outstanding balance of approximately $2,754,000 at December 31, 2009, payable in monthly installments of approximately $23,700 and bearing interest at an approximate average rate of 7%. In the opinion of management, the Company maintains adequate insurance coverage on the property.

ITEM 3.   LEGAL PROCEEDINGS.

    We are not a party to any legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   [RESERVED].

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

    Our common stock began trading on the Nasdaq Capital Market under the symbol “APPY” as of August 28, 2007. The following table sets forth, for the periods indicated, the high and low closing prices of our shares, as reported by Nasdaq.com.

Quarter ended	High	Low

March 31, 2008	$8.60	$5.19
June 30, 2008	$6.49	$4.00
September 30, 2008	$7.24	$5.63
December 31, 2008	$6.65	$5.72

March 31, 2009	$7.63	$1.29
June 30, 2009	$2.67	$1.53
September 30, 2009	$2.91	$1.98
December 31, 2009	$2.16	$1.39

    As of March 5, 2010 we had approximately 970 holders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

    The closing price of our Common Stock on March 5, 2010 was $2.08 per share.

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

STOCK PERFORMANCE GRAPH

The performance graph set forth below shall not be deemed “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liability under that Section. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether such filing occurs before or after the date hereof, regardless of any general incorporation language in such filing.

The following graph compares the cumulative total returns to investors in the Company’s Common Stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from August 27, 2007 (when the Company was first listed for trading on NASDAQ) through December 31, 2009. The graph assumes that $100 was invested on August 27, 2007 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The NASDAQ Composite Index was chosen because it is a broad index of companies whose equity securities are traded on the NASDAQ Stock Market. The NASDAQ Biotechnology Index was chosen because it is a published line of business index that includes a number of our competitors. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

Securities Authorized Under Equity Compensation Plans Information

    The Company’s currently has one equity compensation plan. The 2002 Stock Incentive Plan (the “Plan”) was approved by the board of directors and adopted by the stockholders on May 20, 2002. At our annual meeting of stockholders held on June 9, 2008 our stockholders approved an amendment to the Plan increasing the number of shares reserved under the Plan to 4,600,000. On November 20, 2009, the Company’s stockholders approved an amendment to the Plan to increase the number of shares reserved under the Plan to 6,100,000.

    The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options and rights under the Company’s compensation plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	4,425,532	$2.06	1,674,468

Equity compensation plans not
approved by security holders	—	—	—

Total	4,425,532	$2.06	1,674,468

Recent Sales of Unregistered Securities

The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

On a monthly basis during the three months ended December 31, 2009, 15,000 warrants (5,000 per month) to acquire common shares were granted to a consultant in consideration for investor relations services, 10,000 of these are exercisable at $2.20 per share and 5,000 are exercisable at $1.80 per share. The warrants vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the warrant issuance; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

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

ITEM 6.   SELECTED FINANCIAL DATA.

	For the Fiscal Years Ended December 31,
	2009	2008	2007	2006	2005
Summary Statement of Operations items:
Total revenues	$291,000	$821,000	$849,000	$1,140,000	$860,000
Net loss	$(15,518,000)	$(9,568,000)	$(6,201,000)	$(3,109,000)	$(2,114,000)
Basic and diluted loss per share	$(0.47)	$(0.31)	$(0.24)	$(0.18)	$(0.15)
Weighted average shares outstanding	33,169,172	31,172,862	26,178,365	17,400,327	14,388,484

	As of December 31,
	2009	2008	2007	2006	2005
Summary Balance Sheet Information:
Current assets	$14,427,000	$18,871,000	$26,695,000	$4,305,000	$2,663,000
Total assets	$19,378,000	$24,187,000	$31,662,000	$8,748,000	$7,088,000
Long term liabilities	$3,290,000	$3,553,000	$3,053,000	$3,623,000	$3,892,000
Total liabilities	$6,564,000	$6,299,000	$5,158,000	$4,323,000	$4,665,000
Equity	$12,814,000	$17,888,000	$26,504,000	$4,425,000	$2,422,000

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

RESULTS OF OPERATIONS

Revenues

Year 2009 compared to Year 2008

Sales generated primarily from the Company’s base antigen business for the year ended December 31, 2009 totaled $291,000, which is a $531,000, or 65%, decrease from the year ended December 31, 2008. Two customers accounted for $105,000 of the total 2009 sales and individually represented 17% and 20% of such sales. This decrease was due to general economic conditions combined with the fact that the Company is focusing its efforts primarily on the development of other products, primarily the AppyScore test. License fees of $214,000 were recognized in 2009 with $64,000 recognized under the long term exclusive license and commercialization agreement for the Company’s novel recombinant single-chain bovine products and $150,000 recognized as a result of the termination of the license agreement with Merial Limited.

Cost of sales for the year ended December 31, 2009 totaled $710,000, which is a $129,000, or 22%, increase from the year ended December 31, 2008. The increase in cost of sales was due to a combination that included a write down of inventory costs in 2009 of approximately $400,000 associated with the antigen products and certain fixed overhead costs associated with antigen production that were not covered with the lower sales levels. As a percentage of sales, there was a gross loss of 144% in the 2009 period as compared to a gross profit of 29% in the 2008 period.  The change in the gross margin percent resulted from the lower level of sales in 2009 combined with the inventory write down and certain fixed overhead costs.

Year 2008 compared to Year 2007

Sales generated primarily from the Company’s base antigen business for the year ended December 31, 2008 totaled $821,000, which is a $27,000, or 3%, decrease from the year ended December 31, 2007. Three customers accounted for $535,000 of the total 2008 sales. These individual customers represented 37%, 14%, and 13%, respectively of total sales. During 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total initial payments we received under this agreement were recorded as deferred revenue and will be recognized in the future with $48,000 of such license fee recognized in 2008.

Cost of sales for the year ended December 31, 2008 totaled $582,000, a $34,000, or 6%, decrease as compared to the 2007 period. The change in cost of sales resulted from a combination of lower levels in production due to the lower sales levels combined with certain production personnel being assigned and allocated to development activities versus production. This reduction was somewhat offset by a write down of work in process costs taken in 2008 of approximately $186,000 for excess inventory of certain slower selling antigen products. Gross profit percentage increased to 29.2% during the year ended December 31, 2008 as compared to 27.4% in 2007, as a result of the above factors.

Selling, General and Administrative Expenses

Year 2009 compared to Year 2008

Selling, general and administrative expenses in the year ended December 31, 2009, totaled $6,631,000, which is a $2,197,000, or 50%, increase as compared to the 2008 period. During late 2008 and continuing in 2009, the Company increased its overhead costs to support advancing the AppyScore test in clinical trials and associated efforts to advance clearance of the test through the FDA and to support its development activities and advance its licensing activities and negotiations for the single-chain animal products. The hiring of additional personnel resulted in approximately $1,223,000 of additional expenses in 2009, which included approximately $331,000 in additional employee related stock-based compensation expense in 2009 over 2008 amounts.  Additionally, selling, general and administrative expenses increased by $565,000 due to the impairment recorded for patents related to terminating an agreement with Merial Limited and management’s decision to not pursue patents specific to certain small market countries.

Year 2008 compared to Year 2007

Selling, general and administrative expenses in the year ended December 31, 2008, totaled $4,433,000, which is a $422,000, or 11%, increase as compared to the 2007 period. During the year ended December 31, 2008, the Company increased its overhead costs to support its development activities and advance its licensing activities and negotiations for the single-chain animal products. The activities performed included advancing the AppyScore product into FDA clinical trials and the negotiation and signing of a license agreement with Novartis Animal Health for the bovine LH and FSH products. This resulted in increased professional service fees of approximately $353,000, attributable to legal fees on negotiating and reviewing of contracts and related matters and recruiter fees from the hiring of additional personnel. Increases associated with staff increases and benefits totaled approximately $585,000 in 2008, which included approximately $394,000 in additional stock-based compensation expense in 2008 over 2007 amounts. These compensation expenses were offset by a decrease of approximately $575,000 in 2008 incentive plan amounts paid to employees under the Company’s incentive plan.

Research and Development

Year 2009 compared to Year 2008

Research and development expenses in 2009 totaled $8,714,000, which is a $2,688,000, or 45%, increase compared to 2008. Direct development expenses on the appendicitis test, including product development advances, clinical trials, FDA clearance related activities and contracted services resulted in total expenses of $6,290,000 in 2009, an increase of approximately $1,845,000 over 2008.   In addition, development expenses on the single-chain animal drug products totaled approximately $1,127,000 in 2009, an increase of approximately $632,000 over 2008, as the bovine products continued to advance in development primarily related to advancement made through our licensing agreement with Novartis Animal Health.  Additions to research staff, including temporary contract personnel, to support accelerating development efforts, increased expenses by approximately $220,000 in 2009.

Year 2008 compared to Year 2007

Research and development expenses in the year ended December 31, 2008 totaled $6,025,000, which is a $3,358,000, or 126%, increase as compared to the 2007 period. Development efforts and advances on the appendicitis products, including the clinical trial resulted in an expense increase in 2008 of approximately $3,800,000. This increase was offset by lower development expenses on the single-chain animal products of approximately $478,000 in 2008 as the bovine products moved from feasibility development by AspenBio to a commercialization and licensing arrangement in mid-2008. Development expenses on SurBred, the bovine open cow (“not pregnant”) test were down by approximately $268,000 in 2008 as development efforts primarily focused on other projects. Additions to research staff to support accelerating development efforts, increased expenses by approximately $200,000 in 2008.

Interest Income and Expense

Year 2009 compared to Year 2008

Interest income for the year ended December 31, 2009, decreased to $189,000, which is a $557,000 decrease as compared to the $746,000 earned in 2008. The decrease in interest income was primarily due to lower levels of investable cash and reduced return rates. Interest expense for the year ended December 31, 2009, decreased to $200,000, or $28,000 less as compared to the 2008 year. The decrease was primarily due to lower debt levels resulting from scheduled principal repayments.

Year 2008 compared to Year 2007

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

Income Taxes

No income tax benefit was recorded on the loss for the year ended December 31, 2009, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2009, the Company had a net operating loss for income tax purposes of approximately $38 million, expiring through 2029.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had working capital of $11,153,000, which included cash, cash equivalents and short term investments of $13,877,000. We reported a net loss of $15,518,000 during the year ended December 31, 2009, which included net non-cash expenses totaling $2,462,000, for stock-based compensation of $1,715,000, impairment and related charges of $573,000 and depreciation and amortization expenses of $388,000, net of amortized license fee revenues of $214,000.  Included in the 2009 impairment and related charges is $565,000 in patent impairment costs related to the termination of an agreement with Merial Limited and to not pursuing patents specific to certain countries that were determined to be not economically beneficial.  In addition, late 2009, we substantially suspended the production of antigen products as a result of its strategic decision to focus available scientific resources on appendicitis and single-chain animal product development.  As a result of this decision we recorded approximately a $400,000 write down in antigen inventories.

Currently, our primary focus is to continue the development activities on the appendicitis tests including advancement of such tests within the FDA and single-chain products to attempt to secure near-term value from these products.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2010, are anticipated to total approximately $200,000 to $400,000. We anticipate these capital expenditures to be financed out of working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2010 will generally decrease as compared to the amounts expended in 2009, primarily due to the expected completion of the AppyScore clinical trial in early 2010.   Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the appendicitis tests and the single-chain animal hormone drug products. As we continue towards commercialization of these products, including evaluation of strategic alternatives to effectively maximize the value of our technology, we will need to consider a number of alternatives, including possible capital financing or other transactions and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic path determined.

We expect that the primary expenditures will be incurred to continue to advance our initial appendicitis blood test technology, AppyScore through the FDA application and clearance process in addition to advancing development of the next generation appendicitis test products. During the years ended December 31, 2009, 2008 and 2007, we expended approximately $6,290,000, $4,446,000 and $645,000, respectively, in direct costs for the appendicitis test development and related efforts. While commercialization of the appendicitis test products will be an ongoing and evolving process with subsequent generations and improvements being made in the test, we believe that 2010 will reflect significant progress in advancing and commercializing the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and the costs that we have incurred for the appendicitis patent may be deemed to be impaired. In May 2003, we signed the Assignment and Consultation Agreement (“Bealer Agreement”) with Dr. John Bealer, which contains among other provisions certain royalty obligations.

In April 2008 we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis Animal Health”), to develop and launch our novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales for the bovine species. We received an upfront cash payment of $2,000,000, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions which we expect to be substantially achieved in 2010. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. During the years ended December 31, 2009, 2008 and 2007, we expended approximately $1,109,000, $478,000 and $947,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts.

As of December 31, 2009, we and Merial Limited entered into a Settlement and Release Agreement (the “Settlement Agreement”) to terminate the Distribution Agreement dated May 23, 2003 between us.  As a result of that termination we agreed to refund to Merial Limited, $50,000 of the original $200,000 they had paid to us and the remaining $150,000 was waived by Merial and we recognized this as revenue in 2009.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development / manufacture of certain of our products for which we are seeking FDA approval. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products in which we are seeking FDA approval. We continue in discussions with other potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our medical devices who can economically manufacture them to produce products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty and / or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2010. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

During 2009 we completed an offering of common stock generating net proceeds of $8,260,000, by issuing approximately 5,155,000 shares of common stock. During 2009 we also received cash proceeds of approximately $469,000 from the exercise of a total of approximately 605,000 options. During 2008 we received cash proceeds of approximately $560,000 from the exercise of a total of approximately 500,000 options.  During 2007 we received cash proceeds of approximately $9,968,000 from the exercise of a total of approximately 8,339,000 warrants and options. During December 2007 we also completed a private offering of common stock generating net proceeds of $17,063,000, by issuing approximately 2,516,000 shares of common stock.

In April, 2008 our board of directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5,000,000. Purchases are required to be made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5,000,000. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares were purchased and retired in 2008 at a total cost of approximately $992,000 and no repurchase have been made subsequently.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, contract consulting and product related expenses. We have also recently increased our overhead expenses with the hiring of additional management personnel. We believe that our current working capital position will be sufficient to meet our near-term needs. Our investments are maintained in relatively short term, high quality investments instruments, to ensure we have ready access to cash as needed. With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2010 will be significantly lower than that in 2009. Our Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term, with such tightened guidelines remaining in effect. Current investment guidelines are for investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio when purchased). As of December 31, 2009 approximately 95% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 5% of the portfolio and none maturing past February 2010. The marketable securities investment portion was invested in the financial sector in large market cap public companies. To date we have not experienced a cumulative market loss from the investments that has cumulatively exceeded $5,000. The investment account was established in late December 2007 and during the year ended December 31, 2009, gross marketable securities investments acquired totaled approximately $2.3 million, sales of investments totaled approximately $7.4 million, interest income totaled approximately $179,000 and there were no significant losses. We expect gains and losses in the future to be less than these historical levels.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Total Contractual Cash Obligations

Table I — Contractual Cash Obligations

		Payments due by period
		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Contractual obligations
Long-term debt obligations (a)	$2,754,176	$98,758	$1,892,285	$196,269	$566,864
Capital lease obligations (b)	8,659	8,659	—	—	—
Operating lease obligations	(c)	(c)	(c)	(c)	(c)

Total	$2,762,835	$107,417	$1,892,285	$196,269	$566,864

(a)
The Company has a permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2009 and 2008 and the SBA portion bears interest at the rate of 5.86%. The loan requires total monthly payments of approximately $23,700 through June 2013 when the then remaining principal balance is due.

(b)	The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At December 31, 2009, such obligations totaled $8,659, which is due in 2010.

(c)	The Company’s operating lease commitments cover a limited number of pieces of office equipment, are generally less than three year commitments and the annual amounts are not significant.

Operating Activities

Net cash consumed by operating activities was $11,364,000 during the year ended December 31, 2009. Cash was consumed by the loss of $15,518,000, less net non-cash expenses totaling $2,462,000, for stock-based compensation of $1,715,000, impairment and related charges of $573,000 and depreciation and amortization expenses of $388,000, net of amortized license fee revenues of $214,000.  Included in the 2009 impairment charges is $565,000 in patent impairment costs related to terminating an agreement with Merial Limited and to not pursuing patents specific to certain countries that were determined to be not economically beneficial.  A decrease in accounts receivable of $15,000 provided cash resulting from lower base antigen sales levels. Inventory levels decreased by a net $233,000, arising from net sales activities and the write down of antigen based inventory to lower of cost or market.   In late 2009, we substantially suspended the production of antigen products as a result of its strategic decision to focus available scientific resources on appendicitis and single-chain animal product development.  As a result of this decision we recorded an approximately $400,000 write down in antigen inventories.  Currently, our primary focus is to continue the development activities on the appendicitis tests including advancement of such tests within the FDA and single-chain products to attempt to secure near-term value from these products. Cash consumed in operations was reduced by the net increase of $830,000 in accounts payable and accrued expenses, primarily due to the increase in year-end accrued expenses.

Net cash consumed by operating activities was $6,443,000 during the year ended December 31, 2008. Cash was consumed by the loss of $9,568,000, less non-cash expenses of $1,384,000 for stock-based compensation, $368,000 for depreciation and amortization and a $318,000 non-cash charges. During 2008 in connection with the Novartis Animal Health license agreement, of the $2,000,000 we received upfront under that agreement, we recorded $1,560,000 as an increase in deferred revenue to be recognized over the agreement’s term, with $440,000 paid out or payable under the Washington University’s license agreement terms. As of December 31, 2008 the $561,000 increase in prepaid expenses and other current assets, consisted primarily of approximately $532,000 in costs that we had incurred under the Novartis Animal Health agreement that are recoverable from them.

Net cash consumed by operating activities was $3,607,000 during the year ended December 31, 2007. Cash was consumed by the loss of $6,201,000, less non-cash expenses of $1,248,000 for stock-based compensation, $299,000 for depreciation, amortization and write-off of patent costs and a $327,000 a non-cash development fee. A decrease in accounts receivable of $301,000 provided cash resulting from lower base antigen sales levels. Inventory levels increased by $258,000, consuming cash and arising from normal antigen production runs near year end. Cash consumed in operations was reduced by the net increase of $775,000 in accounts payable and accrued expenses, primarily due to the increase in year-end accrued expenses.

Investing Activities

Net cash inflows from investing activities generated $4,533,000 during the year ended December 31, 2009. Marketable securities investments acquired totaled approximately $2.3 million and sales of marketable securities totaled approximately $7.4 million. Cash totaling $596,000 was used in additions to intangibles of $352,000 for costs incurred from patent filings and equipment additions totaling $244,000 for additions and expansion of lab equipment and facilities.

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

Financing Activities

Net cash inflows from financing activities generated $8,378,000 during the year ended December 31, 2009. The Company received net proceeds of $8,260,000 from an offering of common stock and $469,000 in proceeds from the exercise of stock warrants and options. The Company repaid $351,000 in scheduled payments under its debt agreements.

Net cash flows from financing activities consumed $1,209,000 during the year ended December 31, 2008. The Company repaid $777,000, in scheduled payments under its debt agreements and paid $992,000 to repurchase and retire shares of the Company’s common stock under the Board approved repurchase program. As a result of the exercise of common stock warrants and options net proceeds of $560,000 provided cash.

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

    Inventories:   Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. During the fourth quarter of 2009, the Company’s management team suspended the production of antigens as a result of its strategic plan to focus its current scientific resources on appendicitis and single-chain animal product development.  As a result of this decision the Company recorded approximately $400,000 in write downs to antigen inventories.

    Long-Lived Assets:    The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The carrying value of the Company’s long-lived assets is reviewed at least annually to determine that such carrying amounts are not in excess of estimated market value. Goodwill is reviewed annually for impairment by comparing the carrying value to the present value of its expected cash flows or future value. For the years ended December 31, 2009 and 2008, the required annual testing resulted in no impairment charge.

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

    Stock-based Compensation:

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. See Note 7 to the accompanying financial statements for further details on share-based compensation expense.

Recently Issued Accounting Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In this annual report, the Company has provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

In December 2007, the FASB ratified ASC 808 (formerly - Emerging Issues Task Force (“EITF”) No. 07-1-), “Collaborative Arrangements”. ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. ASC 808 was effective for the Company beginning January 1, 2009, and its adoption did not have a material impact on the Company’s financial statements.

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

In May 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, ASC 855 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We have evaluated all subsequent events through the date of issuance of our financial statements.  We adopted ASC 855 for the quarter ended June 30, 2009 and the adoption did not have any effect on our financial condition or results of operations.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

    Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of December 31, 2009, approximately 95% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AspenBio Pharma, Inc.

We have audited the accompanying balance sheets of AspenBio Pharma, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited AspenBio Pharma, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  AspenBio Pharma, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AspenBio Pharma, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AspenBio Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 9, 2010

AspenBio Pharma, Inc.
Balance Sheets
December 31,

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$13,366,777	$11,819,505
Short-term investments (Note 1)	510,120	5,639,208
Accounts receivable, net (Note 1)	47,959	63,194
Inventories (Note 2)	339,546	572,286
Prepaid expenses and other current assets	163,029	776,318

Total current assets	14,427,431	18,870,511

Property and equipment, net (Notes 3 and 5)	3,310,844	3,415,728

Other long-term assets, net (Note 4)	1,639,836	1,900,439

Total assets	$19,378,111	$24,186,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,545,549	$833,240
Accrued compensation	243,485	156,054
Accrued expenses – other	564,422	483,937
Deferred revenue, current portion (Note 9)	813,947	913,947
Current portion of notes payable (Note 5)	107,417	358,533

Total current liabilities	3,274,820	2,745,711

Notes payable, less current portion (Note 5)	2,655,418	2,754,923
Deferred revenue, less current portion (Note 9)	634,145	798,092

Total liabilities	6,564,383	6,298,726

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 6 and 7):
Common stock, no par value, 60,000,000 shares authorized;
37,467,642 and 31,175,807 shares issued and outstanding	54,283,126	43,839,785
Accumulated deficit	(41,469,398)	(25,951,833)

Total stockholders' equity	12,813,728	17,887,952

Total liabilities and stockholders' equity	$19,378,111	$24,186,678

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Years ended December 31,

	2009	2008	2007

Sales (Note 1)	$290,872	$821,442	$848,896
Cost of sales (Note 1)	710,207	581,676	615,632

Gross profit (loss)	(419,335)	239,766	233,264

Other revenue (Note 9)	213,947	47,960	—

Operating expenses:
Selling, general and administrative (includes non-cash
stock-based compensation of $1,714,936, $1,384,152 and $1,248,180)	6,630,908	4,433,422	4,011,753
Research and development	8,713,697	6,025,275	2,667,203

Total operating expenses	15,344,605	10,458,697	6,678,956

Operating loss	(15,549,993)	(10,170,971)	(6,445,692)

Other income (expense):
Interest income	189,429	746,093	451,802
Interest expense	(200,136)	(228,548)	(241,608)
Other income, net	43,135	85,107	34,972

Total other income - net	32,428	602,652	245,166

Net loss	$(15,517,565)	$(9,568,319)	$(6,200,526)

Basic and diluted net loss per share	$(0.47)	$(0.31)	$(0.24)

Basic and diluted weighted average number
of common shares outstanding	33,169,172	31,172,862	26,178,365

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2009, 2008 and 2007

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 1, 2007	19,985,248	$14,607,961	$(10,182,988)	$4,424,973

Common stock options and warrants exercised	8,339,267	9,967,700	—	9,967,700

Common stock issued for cash, net
of offering costs of $1,179,900	2,516,310	17,063,351	—	17,063,351

Stock-based compensation issued for services	25,000	1,248,180	—	1,248,180

Net loss for the year	—	—	(6,200,526)	(6,200,526)

Balance, December 31, 2007	30,865,825	42,887,192	(16,383,514)	26,503,678

Common stock options and warrants exercised	541,982	560,318	—	560,318

Open market purchases and
retirement of common stock	(232,000)	(991,877)	—	(991,877)

Stock-based compensation issued for services	—	1,384,152	—	1,384,152

Net loss for the year	—	—	(9,568,319)	(9,568,319)

Balance, December 31, 2008	31,175,807	43,839,785	(25,951,833)	17,887,952

Common stock options and warrants exercised	1,136,835	468,640	—	468,640

Stock-based compensation issued for services	—	1,714,936	—	1,714,936

Common stock issued for cash, net
of offering costs of $503,735	5,155,000	8,259,765	—	8,259,765

Net loss for the year	—	—	(15,517,565)	(15,517,565)

Balance, December 31, 2009	37,467,642	$54,283,126	$(41,469,398)	$12,813,728

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Years ended December 31,

	2009	2008	2007

Cash flows from operating activities:
Net loss	$(15,517,565)	$(9,568,319)	$(6,200,526)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	388,203	367,538	290,825
Impairment charges	565,242	—	8,027
Non-cash charges	7,995	317,551	326,754
Amortization of license fee	(213,947)	(47,960)
Stock-based compensation for services	1,714,936	1,384,152	1,248,180
(Increase) decrease in:
Accounts receivable	15,235	4,712	300,538
Inventories	232,740	35,038	(257,626)
Prepaid expenses and other current assets	613,289	(600,404)	(98,405)
Increase (decrease) in:
Accounts payable	662,309	520,168	(61,990)
Accrued liabilities	167,916	(415,353)	837,312
Deferred revenue	—	1,560,000	—

Net cash used by operating activities	(11,363,647)	(6,442,877)	(3,606,911)

Cash flows from investing activities:
Purchases of investment securities	(2,307,248)	(9,912,956)	(8,486,721)
Sales of investment securities	7,436,336	12,760,469	—
Purchases of property and equipment	(243,769)	(263,161)	(490,888)
Patent and trademark application costs	(352,184)	(490,010)	(316,664)
Purchase of other assets	—	—	(15,366)

Net cash provided by (used in) investing activities	4,533,135	2,094,342	(9,309,639)

Cash flows from financing activities:
Repayment of notes payable	(350,621)	(777,158)	(267,006)
Net proceeds from issuance of common stock	8,259,765	—	17,063,351
Proceeds from exercise of warrants and options	468,640	560,318	9,967,700
Repurchase of common stock	—	(991,877)	—

Net cash provided by (used in) financing activities	8,377,784	(1,208,717)	26,764,045

Net increase (decrease) in cash and cash equivalents	1,547,272	(5,557,252)	13,847,495

Cash and cash equivalents, at beginning of year	11,819,505	17,376,757	3,529,262

Cash and cash equivalents, at end of year	$13,366,777	$11,819,505	$17,376,757

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$186,700	$237,700	$235,900

Schedule of non-cash investing and financing transactions:
Acquisition of patent rights for installment obligation	$—	$57,097	$—

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Notes to Financial Statements

1.	Organization and summary of significant accounting policies:

Nature of operations:

AspenBio Pharma, Inc. (the “Company” or “AspenBio Pharma”) was organized on July 24, 2000, as a Colorado corporation. AspenBio Pharma’s business is in the development and commercialization of innovative products that address un-met diagnostic and therapeutic needs. The Company's lead product candidate, AppyScore, is a novel, blood-based diagnostic test that evaluates patients suspected of having acute appendicitis and addresses the difficult challenge of properly diagnosing appendicitis in the hospital emergency department setting.

The Company’s research and development activities are currently focused primarily on a human appendicitis blood-based test and on bovine single-chain recombinant reproduction enhancement drugs.

Cash, cash equivalents and investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly liquid debt and equity investments of highly rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA approval related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. Unrealized holding gains and losses are included in earnings as interest income. For the year ended December 31, 2009, there was approximately $4,709 in unrealized income, there was no realized gain or loss for the year and $18,271 in management fees.  For the year ended December 31, 2008, there was approximately $5,200 in unrealized income, $250 in realized loss and $30,500 in management fees. For the year ended December 31, 2007, there was $101,597 in unrealized income, $596 in realized income and $6,398 in management fees.

The Company’s Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During late 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term, which criteria remain in effect. As of December 31, 2009, approximately 95% of the investment portfolio was in cash equivalents, which is included with cash on the accompanying balance sheet and the remaining funds were invested in short term marketable securities with none individually representing more than 5% of the portfolio and none with maturities past February 2010. To date the Company’s cumulative market loss from the investments has not been significant.

Fair value of financial instruments:

 Effective January 1, 2008, the Company partially adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820 (formerly - Statement of Financial Accounting Standard (“SFAS”) No. 157), Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  As permitted, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities until January 1, 2009.   The adoption of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents, short-term investments and accounts payable as of December 31, 2009 and 2008.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring or non-recurring basis as a result of adopting ASC 820.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and investments as discussed above) approximate fair value because of their variable interest rates and \ or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

The Company recognizes revenue when product is shipped or delivered depending upon the terms of sale. The Company extends credit to customers generally without requiring collateral. Historically, the Company’s base antigen business has sold products primarily throughout North America. One foreign customer based in England accounted for approximately 3%, 2% and 20% of net sales during 2009, 2008 and 2007, respectively. At December 31, 2009, two customers accounted for 63% and 20% of total accounts receivable.  At December 31, 2008, three customers accounted for 42%, 16% and 10% of total accounts receivable. During the year ended December 31, 2009, two customers accounted for a total of 37% of net sales, each representing 20% and 17%, respectively.  During the year ended December 31, 2008, three customers accounted for a total of 64% of net sales, each representing 37%, 14% and 13%, respectively. During 2007, one customer accounted for 28% of the total sales, another customer based in Europe, accounted for 20% of sales, and a third customer represented 10% of sales.

Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and (iv) collectability is reasonably assured.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Accounts receivable balances are stated net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company’s large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts receivable. Increases in the allowance are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company’s statements of operations. Write-offs of uncollectible accounts are charged against the allowance. The allowance was $4,500 as of December 31, 2009 and 2008.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. During the fourth quarter of 2009, the Company determined that it would be suspending production of antigens in 2010 as a result of its strategic plan to focus its resources on appendicitis and single-chain animal product development.  As a result of this decision and management’s assessment of market conditions, the Company recorded a reserve of approximately $400,000 in the carrying value of antigen inventories.

Property and equipment:

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years for the building, ten years for land improvements and five years for equipment.

Goodwill and other intangible assets:

Goodwill, arising from the initial formation of the Company, represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. Under FASB ASC 350 (formerly - Statement of Financial Accounting Standards (“SFAS”) No. 142), Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized. ASC 350 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360 (formerly - FAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company has one reporting unit. The Company performs a goodwill impairment test in the fourth quarter of each year and has determined that there has been no goodwill impairment. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company’s business environment.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its review, including an updated assessment subsequent to year end, management determined that certain costs previously incurred for patents had been impaired at December 31, 2009.  Approximately $565,000 of such patent costs were determined to be impaired.  The impairment arose as a result of management’s decisions not to pursue certain patents and patent applications.  Approximately $394,000 of the total impairment arose in connection with the December 31, 2009 termination of a 2003 development and distribution agreement with Merial Limited, covering a bovine early pregnancy test.  The remaining $171,000 of the impairment was directly related to management’s decision not to pursue patents based upon a cost benefit analysis of patent expenses and coverage protection in several smaller world markets that were determined to not have the economic or fiscal potential to make the patent pursuit viable. Impairment charges are included in selling, general and administrative expenses in the accompanying statement of operations.

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

On January 1, 2007, the Company adopted the provisions of ASC 740 (formerly - FASB Interpretation No. 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that the Company recognize in its financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and determined that based upon the Company’s tax positions and tax strategies no accrual was required.

Stock-based compensation:

AspenBio Pharma accounts for stock-based compensation under ASC 718 (formerly - SFAS No. 123 (revised 2004)), Share-Based Payment. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

Income (loss) per share:

ASC 260 (formerly - SFAS No. 128), Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 4,758,000, 4,305,000 and 4,182,000 shares for each of the years ended December 31, 2009, 2008 and 2007, respectively) would be to decrease the net loss per share.

Recently issued and adopted accounting pronouncements:

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for the Company beginning September 15, 2009, and impacts the Company’s financial statements, as all future references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company has provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In December 2007, the FASB issued ASC 805 (formerly - SFAS No. 141 (R)), Business Combinations, which became effective for the Company on January 1, 2009.  This standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The Company will apply the provisions of ASC 805 to any future business combinations.

In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), Consolidation. This standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. The standard became effective for the Company on January 1, 2009. The adoption of this statement did not have an impact on the Company’s financial statements.

In December 2007, the FASB ratified ASC 808 (formerly - Emerging Issues Task Force (“EITF”) No. 07-1), Collaborative Arrangements. ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. ASC 808 was effective for the Company beginning January 1, 2009, and its adoption did not have a material impact on the Company’s financial statements.

On January 1, 2009, the Company adopted ASC 815 (formerly - EITF Issue No. 07-5), Derivatives and Hedging, which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. The adoption of ASC 815 did not have an impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, ASC 855 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We have evaluated all subsequent events through the date of issuance of our financial statements.  We adopted ASC 855 for the quarter ended June 30, 2009 and the adoption did not have any effect on our financial condition or results of operations.

Reclassifications:

Certain amounts in the accompanying financial statements for the years ended December 31, 2008 and 2007, have been reclassified to conform to the presentation used in 2009.

2.	Inventories:

Inventories consist of the following:

	December 31, 2009	December 31, 2008

Finished goods	$146,412	$262,537
Goods in process	11,375	46,822
Raw materials	181,759	262,927

	$339,546	$572,286

3.	Property and equipment:

Property and equipment consist of the following:

	December 31, 2009	December 31, 2008

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	234,942	178,660
Laboratory equipment	1,111,570	1,062,840
Office and computer equipment	283,597	158,909

	5,326,848	5,097,148
Less accumulated depreciation	2,016,004	1,681,420

	$3,310,844	$3,415,728

4.	Other long-term assets:

Other long-term assets consist of the following:

	December 31, 2009	December 31, 2008

Patents, trademarks and applications, net of accumulated amortization of $99,597 and $57,760	$1,231,514	$1,486,409
Goodwill	387,239	387,239
Deposits and other	21,083	26,791

	$1,639,836	$1,900,439

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets the aggregate amortization expense is estimated to be approximately $33,600 in each of the five succeeding fiscal years.

5.	Debt Agreements:

Notes payable and installment obligations consisted of the following:

	December 31, 2009	December 31, 2008

Mortgage notes	$2,754,176	$2,850,380
Other installment obligations	8,659	263,076

	2,762,835	3,113,456
Less current portion	107,417	358,533

	$2,655,418	$2,754,923

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2009 and 2008 and the SBA portion bears interest at the rate of 5.86%. The loan requires total monthly payments of approximately $23,700 through June 2013 when the then remaining principal balance is due.

Other Installment Obligations:

The Company has executed agreements with a manufacturer related to the transfer of certain manufacturing and development processes. Under the two agreements, one for $350,000 in 2007 and the second for $250,000 in 2008, the Company agreed to pay eight quarterly installments of $43,750 for the 2007 agreement and six quarterly installments of $41,667 for the 2008 agreement. The Company discounted these obligations at an assumed interest rate of 8% in 2007 and 6% in 2008 (which represents the rate management believes it could have borrowed at for similar financings).  At December 31, 2008, these obligations totaled $245,498. During 2009, these obligations were paid off under their terms.

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At December 31, 2009, such obligations totaled $8,659, which is due in 2010.

Future Maturities:

The Company’s debt obligations require minimum annual principal payments of approximately $107,000 in 2010, $108,000 in 2011, $114,000 in 2012, $1,670,000 in 2013 and $ 764,000 in 2014 and thereafter, through the term of the agreements.

6.	Stockholders’ Equity:

2009 Transactions:

During the year ended December 31, 2009, former employees, prior to the termination of their option rights, exercised options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) to purchase 605,000 shares of common stock generating $438,700 in cash proceeds to the Company, and advisors exercised options to purchase 38,000 shares of common stock generating $29,940 in cash proceeds. An advisor’s options to purchase 50,000 shares of common stock expired upon the advisor’s termination from the Company during 2009.  During the year ended December 31, 2009, the holders of 670,924 warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements (Note 7) and as a result, were issued 493,835 common shares.

In October 2009, the Company completed a placement of registered securities consisting of 5,155,000 common shares generating $8,260,000 in net proceeds to the Company. Fees and costs totaled $503,735, including a placement agent fee of 5% for certain investors. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

2008 Transactions:

During 2008, employees’ exercised 400,433 options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) generating $428,136 in cash proceeds and advisors exercised options for 99,332 shares of common stock generating $132,182 in cash. Also during the year ended December 31, 2008, the holder of 36,346 warrants that were issued in 2002 and 2003 elected to exercise those warrants on a cashless basis as provided in the agreements. The 36,346 warrant rights were surrendered and cancelled, and the holder was issued 30,000 common shares. During 2008, a consulting firm exercised 15,000 options on a cashless basis in exchange for 12,217 common shares as provided in the agreement.

During the year ended December 31, 2008, the Company’s board of directors authorized a stock repurchase plan to purchase shares of the Company’s common stock up to a maximum of $5.0 million. Purchases were made in routine, open market transactions when management determined to effect purchases. Any purchased common shares were thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows the Company to repurchase its shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using the Company’s working capital. A total of approximately 232,000 common shares were purchased and retired through December 2008, at a total cost of approximately $992,000, with no subsequent repurchases.

2007 Transactions:

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

In January 2007, the then President of the Company was granted 25,000 shares of common stock with an estimated fair value of $74,000 ($2.96 per share) at the time of grant, in connection with the renewal of his employment agreement.

In December 2007, the Company completed an approximate $18,243,000 private placement of unregistered securities consisting of 2,516,310 common shares, generating approximately $17,063,000 in net proceeds to the Company. Fees and costs totaled $1,179,900, including a placement agent fee of 6%. As part of the consideration, the placement agent was also issued a warrant to acquire 75,000 common shares of the Company exercisable at $9.15 per share, expiring in three years. The purpose of the private placement was to raise funds for working capital, new product development and general corporate purposes.

7.	Stock Options and Warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan (“Plan”) that has been approved by the Company’s stockholders. In November 2009, the Company’s stockholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 4,600,000 to 6,100,000. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share based payment awards on the date of grant is affected by the following variables and assumptions:

•	The grant date exercise price – the closing market price of the Company’s common stock on the date of the grant;

•	Estimated option term – based on historical experience with existing option holders;

•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;

•	Term of the option – based on historical experience grants have lives of approximately 5 years;

•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;

•
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company’s common stock over a period equal to the expected term of the option; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

	2009	2008	2007

Dividend yield	0%	0%	0%
Expected price volatility	113-119%	68-71%	64-68%
Risk free interest rate	1.47-2.66%	1.16-3.07%	3.09-4.95%
Expected term	5 years	5 years	10 years

The Company recognized stock-based compensation during the years ended December 31, as follows:

	2009	2008	2007

Stock options to employees and directors	$1,570,552	$867,020	$473,448
Stock options to advisory board members and contractors	55,213	102,752	186,412
Stock options to consultants	89,171	414,380	514,320
Restricted stock awards	—	—	74,000

Total stock-based compensation	$1,714,936	$1,384,152	$1,248,180

A summary of stock option activity under the Company’s Plan of options to employees, directors and advisors, for the year ended December 31, 2009, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,361,632	$2.13
Granted	2,060,500	1.65
Exercised	(643,000)	.73
Forfeited	(353,600)	2.68

Outstanding at December 31, 2009	4,425,532	$2.06	7.4	$1,405,000

Exercisable at December 31, 2009	2,060,616	$1.64	5.5	$1,114,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2009.

During the year ended December 31, 2009, 2,060,500 stock options were granted under the Plan to employees, consultants, officers and directors exercisable at the then market price which averaged $1.65 per share and a weighted average fair value at the grant date of $1.35 per option. Employees were granted a total of 460,500 options at $1.58 per share. Of the options granted in 2009, a total of 800,000 stock options were issued to two newly-hired officers, 500,000 are exercisable at $1.69 per share and 300,000 are exercisable at $1.80 per share, all vesting annually over three years in arrears and expiring in ten years. In addition, directors and officers, exclusive of the newly-hired individuals above, were granted a total of 500,000 options exercisable at an average of $1.33 per share, all vesting annually over three years in arrears and expiring in ten years.  During the year ended December 31, 2009, two consultants were granted stock options under the Plan, with each option vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring ten years from the grant date.  One consultant was granted 200,000 options exercisable at $2.09 per share and the other was granted 100,000 options exercisable at $2.00 per share.  During the year ended December 31, 2008, there were 529,022 options granted under the Plan with a weighted average fair value at the grant date of $6.51.  During the year ended December 31, 2007, there were 416,000 stock options granted under the Plan with a weighted average fair value at grant date of $2.61 per option.

During the year ended December 31, 2009, a total of 303,600 options which were exercisable at an average of $3.00 per share, terminated upon the employees’ terminations from the Company and an advisor’s options for 50,000 shares exercisable at $0.75 per share expired upon the advisor’s termination from the Company.  During the year ended December 31, 2008, 15,000 shares exercisable at an average of $2.87 per share expired upon the employees’ termination from the Company.

During the year ended December 31, 2009, two former employees, prior to the termination of their option rights, exercised 605,000 options outstanding under the Plan generating $438,700 in cash proceeds.  Additionally, advisors exercised 38,000 options outstanding under the Plan generating $29,940 in cash. These total options when exercised had an intrinsic value totaling $1,285,000.  During the year ended December 31, 2008, 499,766 options were exercised by employees and advisors that had a total intrinsic value when exercised of $3,278,000.    During the year ended December 31, 2007, 413,290 options were exercised by employees and advisors that had a total intrinsic value when exercised of $3,366,000.

Based upon the Company’s experience, approximately 86% of the outstanding stock options, or approximately 3,806,000 options, are expected to vest in the future, under their terms.

The total fair value of stock options granted to employees, directors and advisors that vested and became exercisable during the years ended December 31, 2009, 2008 and 2007, was $964,000, $585,000 and $573,000, respectively.

A summary of the status of non-vested options under the Company’s Plan to acquire common shares granted to employees, directors and advisors and changes during the year ended December 31, 2009 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	881,389	$5.00	$3.18
Granted	2,060,500	1.65	1.35
Vested	(356,707)	4.10	2.70
Forfeited	(220,266)	2.73	1.91

Nonvested at December 31, 2009	2,364,916	$2.43	$1.78

At December 31, 2009, based upon employee, director and advisor options granted to that point there was approximately $2,280,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than two years.

Subsequent to December 31, 2009, in connection with its regular annual grant policy, a total of 793,500 stock options were granted under the Company’s 2002 Stock Incentive Plan to employees, officers and directors.  Of the total, 675,000 stock options were granted to officers and directors exercisable at the then fair market value of $2.20, vesting over a three year period annually in arrears.  An additional 118,500 stock options were granted to employees at the then fair market price of $2.19 which vest over a three year period annually in arrears.  All options expire in ten years from the grant date.  In connection with newly hired employees, subsequent to December 31, 2009 there were 19,000 stock options granted to employees under the Company’s 2002 Stock Incentive Plan, exercisable at an average of $2.19 per share, vesting over a three year period annually in arrears and expiring in ten years. A consultant was also granted 40,000 stock options under the Company’s 2002 Stock Incentive Plan, exercisable at an average of $2.22 per share, vesting over three years in arrears and expiring in ten years.

Subsequent to December 31, 2009, two advisors exercised a total of 62,000 stock options outstanding under the Company’s Plan generating $49,560 in cash proceeds.  Additionally, 8,000 stock options which were exercisable at $2.27 per share terminated upon an employee’s termination from the Company.

Other common stock purchase options and warrants:

As of December 31, 2009, in addition to the stock options discussed above, the Company had outstanding 332,530 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. Following is a summary of such outstanding options and warrants as of December 31, 2009:

	Shares Under Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	943,454	$3.49
Granted	60,000	2.66
Exercised	(670,924)	1.69

Outstanding and exercisable at December 31, 2009	332,530	$6.98	1.4	$3,000

At December 31, 2009, there was no unrecognized cost for non-qualified options and warrants. The total fair value of non-qualified options and warrants that vested during the year was $89,000.

Operating expenses for the years ended December 31, 2009, 2008 and 2007, include $89,000, $414,000 and $514,000, respectively, for the value of the investor relations consulting options. The fair value of options, recorded as a consulting expense related to investor relations services, at the grant date has been estimated utilizing the Black-Scholes valuation model, with the following assumptions:

	2009	2008	2007

Dividend yield	0%	0%	0%
Expected price volatility	71-128%	68-71%	64-71%
Risk free interest rate	1.14-1.62%	1.16-3.07%	2.96--5.19%
Expected life	3 years	3 years	3 years

During the year ended December 31, 2009, consultants holding a total of 670,924 options elected to exercise those options on a cashless basis as provided in the agreements. The 670,924 options were surrendered and cancelled and the holders were issued a total of 493,835 common shares. The options when exercised had an intrinsic value totaling $3,141,000.

Subsequent to December 31, 2009, a consultant was granted 15,000 options for investor relations consulting services which are exercisable at $1.80 per share. The options were vested upon issuance and expire in 2013.

8.	Income Taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2009	2008	2007

Federal income tax benefit at 34%	$(5,276,000)	$(3,253,000)	$(2,108,000)
State income tax net of federal tax effect	(479,000)	(213,000)	(190,000)
Permanent items	(258,000)	478,000	406,000
Valuation allowance	6,013,000	2,988,000	1,892,000

	$—	$—	$—

As of December 31, 2009 the Company has net operating loss carry forwards of approximately $38 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2029. A valuation allowance was recorded at December 31, 2009 due to the uncertainty of realization of deferred tax assets in the future.

Effective January 1, 2007 the Company adopted ASC 740 (formerly - FASB Interpretation No.48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. ASC 740 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing ASC 740. The Company files income tax returns in the U.S. federal and state of Colorado jurisdictions. The Company is no longer subject to tax examinations for years before 2006. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor was any interest expense recognized during the period. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows:

	2009	2008

Deferred tax assets (liabilities):
Net operating loss and credit carry forwards	$14,681,000	$8,074,000
Accounts receivable	2,000	2,000
Inventories	338,000	164,000
Property and equipment	(48,000)	(42,000)
Patents and other intangible assets	124,000	(17,000)
Other	9,000	—
Deferred revenue	293,000	444,000

Deferred tax asset	15,399,000	8,625,000
Valuation allowance	(15,399,000)	(8,625,000)

	$—	$—

9.	Commitments and Contingencies:

Commitments:

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions, which the Company expects to be substantially achieved in the near future. Ongoing royalties will be payable to the Company upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio Pharma has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with the University of Washington (“University”), a portion of license fees and royalties AspenBio Pharma receives from sublicensing agreements, will be paid to the University. The obligation for such front-end fees, totaling $440,000, was recorded upon receipt of the license fees.  Through December 31, 2009, $190,000 has been paid to the University, and the remaining $250,000 is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes the up-front license fees received from this agreement, net of the amounts due to the University have been recorded as deferred revenue and will be amortized over the term of the license agreement, and milestone revenue will be recognized as such milestones are achieved. As of December 31, 2009, deferred revenue of $813,947 has been classified as a current liability and $634,145 as a long-term liability. The current liability portion includes the net front-end fee amount that is subject to certain conditions. During the years ended December 31, 2009 and 2008, $63,947 and $47,960, respectively, has been recorded as the amortized license fee income arising from the Novartis Animal Health agreement.

In 2004, the Company entered into an agreement with the University, under which the Company obtained exclusive proprietary rights to the University’s patent portfolio for use in the animal health industry. Under the agreement, the Company is obligated to make certain minimum annual payments totaling $20,000, plus royalty payments, as defined, based on a percentage of sales of the products. The Company acquired rights for a total cost of $190,000, of which $60,000 was paid in cash and $130,000 was paid in Company common shares and the Company agreed to fund $46,550, which has now been paid for consulting and research assistance on one of the Company’s products in development. During January 2008, the Company entered into an amendment of its existing animal health industry license agreement with the University. The amendment provides for the human therapeutic use of certain of the University’s products. As consideration for this amendment, the Company agreed to pay a total of $125,000 in cash, with $65,000 paid at signing and four quarterly payments thereafter of $15,000, each. The existing royalty rate was extended to cover these new products and uses.

In March 2003, the Company entered into a global development and distribution agreement with Merial Limited (“Merial”). The agreement provided Merial with exclusive right to market and distribute a patent-pending bovine diagnostic blood test. Upon execution of the agreement, the Company received $200,000, which was recorded as deferred revenue. During 2003, AspenBio determined that results for the test were not proceeding as anticipated, and the test was not launched by the October 2003 contract date. Effective December 31, 2009, the Company entered into a settlement and release agreement with Merial.  Under the agreement terms a refund of 25% ($50,000) of the development payment previously received was paid to Merial in January 2010 and is included with the current liabilities on the accompanying balance sheet.  The remaining $150,000, which is no longer subject to any conditions was recorded as license fee income in  2009.

During the year ended December 31, 2009, the Company entered into employment agreements with two newly elected officers and one existing officer who previously did not have an employment contract, providing total minimum annual compensation for the three officers of $675,000. The agreements are for an initial term of one year, automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions. In connection with these employment agreements, a total of 800,000 stock options were granted under the Company’s Plan to the newly elected officers.

The Company periodically enters generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA approval process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

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

10.	Supplemental Data: Selected Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2009 quarters ended:
Total revenues	$82,000	$71,000	$69,000	$69,000

Gross margin (loss)	$(34,000)	$(100,000)	$53,000	$(338,000)

Net loss	$(2,721,000)	$(3,779,000)	$(3,830,000)	$(5,188,000)
Earnings per share - basic and diluted	$(0.09)	$(0.12)	$(0.12)	$(0.14)
Market price of common stock
High	$7.63	$2.67	$2.91	$2.16
Low	$1.29	$1.53	$1.98	$1.39

Fiscal 2008 quarters ended:
Total revenues	$376,000	$100,000	$228,000	$117,000

Gross margin (loss)	$161,000	$(40,000)	$86,000	$33,000

Net loss	$(1,636,000)	$(2,751,000)	$(2,736,000)	$(2,445,000)
Earnings per share - basic and diluted	$(0.05)	$(0.09)	$(0.09)	$(0.08)
Market price of common stock
High	$8.60	$6.49	$7.24	$6.65
Low	$5.19	$4.00	$5.63	$5.72

11.	Subsequent Events:

Subsequent to December 31, 2009, the Company entered into employment agreements with two officers, who previously had been consulting for the Company, providing minimum annual compensation of $375,000. The agreements are for an initial term of one year and automatically renew at the end of each year unless terminated by either party and contains customary confidentiality and benefit provisions.

In January 2010, following the termination of the Merial agreement as of December 31, 2009, license agreements with two universities covering technology associated with the bovine early pregnancy test were terminated.  Costs for these respective patent rights were charged to expense in 2009.

The Company evaluated events that occurred subsequent to December 31, 2009 for recognition or disclosure in its financial statements and related footnotes.

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

Changes in Internal Control over Financial Reporting

As part of our management’s evaluation of the effectiveness of internal controls over financial reporting described below, we made certain improvements to our internal controls. However, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. GHP Horwath, P. C., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting which is included within their Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION.

On November 20, 2009, the Company held its 2009 Annual Meeting of Shareholders. At the meeting the following directors were elected to serve until the next annual meeting or until their successors are elected and qualified:

Name	Shares FOR	WITHHOLD Authority To Vote
Daryl J. Faulkner	23,881,888	930,717

Gregory Pusey	23,346,704	1,465,901

Gail S. Schoettler	23,861,493	951,112

Douglas I. Hepler	23,413,269	1,399,336

David E. Welch	23,824,436	988,169

Mark J. Ratain M. D.	23,699,902	1,112,703

Michael R. Merson	23,887,241	925,364

John H. Landon	23,875,975	936,630

Proposal: Amendment to the Company's 2002 Stock Incentive Plan Increasing the Common Shares Reserved Under the Plan to 6,100,000 from 4,600,000.

Shares FOR	Shares AGAINST	ABSTAIN
6,988,893	1,324,847	67,592

Proposal: Ratification of the appointment of GHP Horwath, P.C. as the Company’s Independent Registered Public Accounting Firm

Shares FOR	Shares AGAINST	ABSTAIN
23,683,485	582,630	546,490

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

        The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)     Exhibits:

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (2)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Certificate of Common Stock (1)
10.1	2002 Stock Incentive Plan (1)
10.1.1	Amendment to 2002 Stock Incentive Plan, dated June 9, 2008 *
10.1.2	Amendment to 2002 Stock Incentive Plan, dated November 20, 2009 *
10.2	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming (1) !
10.3	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.4	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003(4) !
10.4.1	Settlement Agreement, effective December 31, 2009, between AspenBio, Inc. and Merial Limited *
10.5	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (5)
10.5.1
Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (5)

10.5.2	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (5)
10.5.3	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (5)
10.6	Form of Common Stock Warrant between AspenBio and Liolios Group, Inc. *
10.7	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (7) !
10.8	Employment Agreement with Robert F. Caspari effective as of February 10, 2009 (8)
10.9	Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (8)
10.10	Assignment and Consultation Agreement, dated May 29, 2003, between AspenBio and John Bealer, M.D. (9)
10.11	Employment Agreement with Daryl Faulkner effective as of January 26, 2009. (10)
10.12	Employment Agreement with Greg Bennett effective as of January 1, 2010. *
10.13	Employment Agreement with Greg Pusey effective as of January 1, 2010. *
10.14	Form of Stock Option Agreement under the 2002 Stock Incentive Plan. *
10.15	Non-Employee Director Compensation. *
14	Form of Code of Ethics. (11)
23	Consent of GHP Horwath, P.C. *
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
______________________

*	Filed herewith.

!
Portions of Exhibits 10.2, 10.4 and 10.7 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (File no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005
(3)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(4)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.
(5)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(6)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.
(7)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(8)	Incorporated by reference from the registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.
(9)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.
(10)	Incorporated by reference from the registrant's Report on Form 8-K dated January 19, 2009, filed January 23, 2009.
(11)	Incorporated by reference from the registrant's Report on Form 10-KSB for the year ended December 31, 2007, filed March 21, 2008.

SIGNATURES

        In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 9, 2010 by the undersigned thereto.

ASPENBIO PHARMA, INC.

/s/ Daryl J. Faulkner
Daryl J. Faulkner, Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2010.

/s/ Daryl J. Faulkner
Daryl J. Faulkner, Chief Executive Officer, Executive Chairman and Director (principal executive officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Gregory Pusey
Gregory Pusey, Vice Chairman, Secretary and Director

/s/ Gail S. Schoettler
Gail S. Schoettler, Director

/s/ Douglas I. Hepler
Douglas I. Hepler, Director

/s/ David E. Welch
David E. Welch, Director

/s/ Mark J. Ratain
Mark J. Ratain, Director

/s/ Michael R. Merson
Michael R. Merson, Director

/s/ John H. Landon
John H. Landon, Director