Form 10-K/A
period 2009-12-31
AspenBio Pharma, Inc.
filed 2010-04-28
CIK 1167419

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

The number of shares outstanding of the registrant’s common stock at March 31, 2010, was 37,668,685.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 9, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we will not be filing our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2009, and to update our risk factor disclosure.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date filed.

ASPENBIO PHARMA, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K / A

		Page
PART I

Item 1A.	Risk Factors	2

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	8
Item 11.	Executive Compensation.	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	25
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	28
Item 14.	Principal Accounting Fees and Services.	28

PART IV

Item 15.	Exhibits.	30
	Signatures.	32

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

ITEM 1A. — RISK FACTORS

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

Therapeutic or human diagnostic products require approval (or clearance) from the U.S. Food and Drug Administration (FDA) prior to marketing and sale. This applies to our ability to market, directly or indirectly, our AppyScore™ appendicitis test. As a new product, this test must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance, we may determine to conduct additional specific clinical trials; this process can take substantial amounts of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons. There is no assurance that any of our strategies for obtaining FDA clearance or approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The timing of such completion, submission and clearance could also impact our ability to realize market value from such tests. FDA clearance can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards. Similar approval requirements and contingencies will also be encountered in a number of major international markets.

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

The commencement and rate of completion of clinical trials may be delayed by many factors, including:

▪	the potential delay by a collaborative partner in beginning the clinical trial;

▪	the inability to recruit clinical trial participants at the expected rate;

▪	the failure of clinical trials to demonstrate a product candidate’s safety or efficacy;

▪	unforeseen safety issues;

▪	the inability to manufacture sufficient quantities of materials used for clinical trials; and

▪	unforeseen governmental or regulatory delays.

Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination, or poor results, of, our clinical trials.

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

Any revenues from products under development will likely be subject to royalty payments under licensing or similar agreements. Major factors affecting these payments include but are not limited to:

Our ability to achieve meaningful sales of our products and margins on such product sales;

Our use of the intellectual property licensed in developing the products;

Coverage decisions by governmental and other third-party payors; and

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

We depend upon the services of our key executives.

We depend upon the services of our key executives, including Gregory Pusey, our Vice Chairman and Vice President, Investor Relations, and Jeff McGonegal, our Chief Financial Officer.  We are aware that Mr. Pusey currently serves as a director, and previously served as Chairman, and Mr. McGonegal currently serves as Chief Financial Officer, on a limited time basis, of PepperBall Technologies, Inc., a publicly held provider of non-lethal projectiles, launchers and security related products.  Mr. Pusey has informed us that he is a named defendant in separate federal and California state court  actions  filed against PepperBall Technologies, Inc. and certain of its officers and directors by certain shareholders of PepperBall Technologies, Inc., in which five individual former or current shareholders of PepperBall Technologies, Inc. allege fraud, negligent misrepresentation, breach of fiduciary duty, and California Corporations Code claims  in connection with their purchase of PepperBall Technologies, Inc. stock.  Mr. McGonegal has informed us that he was a named defendant in the same federal and California state court actions, in which the same causes of action are alleged against him.  The federal litigation has been dismissed as to all parties, but the plaintiffs have the right to refile the action. The California state court action has been dismissed against Mr. McGonegal.  The California state court litigation is scheduled for trial in the second quarter of 2010.  Mr. Pusey and Mr. McGonegal may not be able to devote substantially all of their business time and attention to AspenBio because of the distractions of this litigation.  A loss of their services for a prolonged period could have an adverse affect on the conduct of our business.

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

Risks Related to Our Securities

We expect to require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to our existing stockholders.

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

Our stock price, like that of many biotechnology companies, is highly volatile.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. In addition, the market price of our Common Stock has been and may continue to be volatile, especially when approaching Company announcements which the market is expecting, as is the case with clinical trial results. Among other factors, the following may have a significant effect on the market price of our Common Stock:

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

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT AND THE BOARD OF DIRECTORS

Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company. Further, there is no arrangement or understanding between any director and the Company pursuant to which he or she was selected as a director.  Mr. Lundy, Mr. Faulkner and Mr. Pusey have employment agreements in place with the Company with respect to their officer positions with the Company.

The following table sets forth names and ages of all executive officers and directors of the Company as of March 31, 2010:

Name	Age	Position

Stephen T. Lundy	48	Chief Executive Officer and President, and a Director
Daryl J. Faulkner	61	Executive Chairman, and a Director
Gregory Pusey	57	Vice Chairman and Vice President, and a Director
Gail S. Schoettler	66	Director
Douglas I. Hepler	63	Director
David E. Welch	63	Director
Mark J. Ratain, M.D.	55	Director
Michael R. Merson	65	Director
John H. Landon	69	Director
Robert Caspari, MD	63	Chief Operating Officer and Chief Medical Officer
Gregory L. Bennett	48	Senior Vice President, Product Development and Manufacturing
Jeffrey G. McGonegal	58	Chief Financial Officer and Secretary
Mark Colgin, PhD	41	Chief Scientific Officer

Stephen T. Lundy was appointed to the positions of Chief Executive Officer and President on March 24, 2010.  Effective on the same date, he was appointed to the Company’s Board of Directors.  Mr. Lundy has more than 20 years of experience in drug and diagnostic product development and commercialization. He most recently was Chief Executive Officer of MicroPhage from 2008 to 2010. Mr. Lundy was Senior VP of sales and marketing for Vermillion from 2007 to 2008. Mr. Lundy joined Vermillion from GeneOhm (2003-2007), a division of Becton, Dickinson and Company Diagnostics, where he served as Vice President of Sales and Marketing. At GeneOhm, Mr. Lundy successfully led the commercial launch of several novel molecular diagnostic assays including the first molecular test for Methicillin Resistant Staphylococcus Aureus. From 2002 to 2003, Mr. Lundy served as Vice President of Marketing for Esoterix, Inc., which was acquired by Laboratory Corporation of America, and led the commercial integration and re-branding of the numerous reference labs acquired by Esoterix. Prior to Esoterix, he served as Marketing Director for Molecular Diagnostics and Critical Care Testing at Bayer Diagnostics Corporation. Mr. Lundy graduated from the United States Air Force Academy with a Bachelor of Science and was an officer with the United States Air Force from 1983 to 1988.

Daryl J. Faulkner was appointed to the Company’s Board of Directors in the newly created position of Executive Chairman, on January 19, 2009 and on February 10, 2009 was appointed to serve as the Company’s interim Chief Executive Officer.  Mr. Faulkner resigned from the position of interim Chief Executive Officer as of March 24, 2010, upon the hiring of Mr. Lundy and continues as the Executive Chairman of the Company. Mr. Faulkner has more than 25 years experience in developing and commercializing medical devices, drug and drug delivery systems, life science research tools, and molecular diagnostics. He most recently served for approximately two years as President, CEO and member of the Board of Directors of Digene Corporation, a Nasdaq-traded company prior to its acquisition in July 2007 by Qiagen (traded on Nasdaq’s Global Select market). He has continued to serve as a consultant to Qiagen supporting the integration of the two companies and serving as co-chair of the executive steering committee with the new CEO of Qiagen. Mr. Faulkner also currently serves as a member of the Board of Directors of Osmetech, an emerging molecular diagnostics company. Prior to joining Digene, Mr. Faulkner spent eight years with Invitrogen (now merged as Life Technologies Corp., a Nasdaq-traded company) in a number of senior roles, including SVP Europe, SVP IVGN International Operations, and SVP of Strategic Business Units. Prior to Invitrogen, Mr. Faulkner’s career included 15 years with the Fortune 100 company Abbott Laboratories, holding leadership positions in manufacturing operations and plant management. Mr. Faulkner received a degree in Industrial Relations from the University of North Carolina and a M.A. in Business Management from Webster University.

Gregory Pusey became a director of AspenBio Pharma, Inc. in February 2002, Chairman in May 2003 and in January 2009 became the Vice Chairman of the Board, a newly created position. On January 1, 2010, Mr. Pusey was appointed to the office of Vice President, Investor Relations, of the Company.  Mr. Pusey has served as a director since December 2002, and served as Chairman from December 2002 to April 22, 2009 of PepperBall Technologies, Inc., (OTC: PBAL.PK), or its predecessors, a publicly held provider of non-lethal projectiles, launchers and security related products.  Please see the risk factor disclosure on page 6 of this Form 10-K/A titled “We depend upon the services of our key executives” for information related to federal and California state litigation brought against PepperBall Technologies, Inc. and certain of its officers and directors, including Mr. Pusey.  Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd.  Mr. Pusey is secretary and a director of Bactolac Pharmaceutical, Inc. and has been associated with its predecessors since 1997, a company (publicly held until September 2006) engaged in manufacturing and marketing of vitamins and nutritional supplements. Mr. Pusey graduated from Boston College with a B.S. degree in Finance.

Gail S. Schoettler – Ambassador Gail Schoettler has served on the board of AspenBio Pharma, Inc., since August 2001.  She also serves on the boards of Masergy Communications, Inc., a privately held global network service provider and Delta Dental of Colorado, a privately held dental benefits company.  She is a member of the audit committees of all three companies and chairs the corporate governance committees of two of them including AspenBio Pharma, Inc.  She serves on the boards of The Colorado Trust (Colorado’s largest foundation), where she chairs the investment committee, and several non-profit organizations.  Former corporate board positions include CancerVax, Inc., PepperBall Technologies, Inc., AirGate PCS, Women’s Bank, Equitable Bancshares of Colorado and Fischer Imaging.  She has served as a U.S. Ambassador, appointed by President Clinton, and as Colorado’s Lt. Governor and State Treasurer.  In 1998, she narrowly lost her bid for Governor of Colorado.  She started two successful banks and helps run her family’s cattle ranch (where she grew up), vineyards and real estate enterprises.  She and her husband own a travel company that focuses on introducing business and community leaders to their counterparts overseas as well as to other countries’ cultures, economies, and history.  She earned a BA in economics from Stanford and MA and PhD degrees in African History from the University of California at Santa Barbara.  Among her numerous awards is the French Legion of Honor (France’s highest civilian award) from President Jacques Chirac of France.

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

David E. Welch became a director of AspenBio Pharma in October 2004. Mr. Welch has served as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a public company located in Golden, Colorado, since April 2004. Mr. Welch formerly served as a director of PepperBall Technologies, Inc. He also is a self-employed financial consultant. From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company. Mr. Welch served as a director of Bactolac Pharmaceutical, Inc. and its predecessors from February 2003 to December 2006, a company (publicly held until September 2006) engaged in manufacturing and marketing of vitamins and nutritional supplements. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado. Mr. Welch also serves on the Board of Directors of Communication Intelligence Corporation, a publicly traded company. He received a B.S. degree in accounting from the University of Colorado. Mr. Welch is a Certified Public Accountant, licensed in the state of Colorado.

Mark J. Ratain, M.D. was appointed to our Board of Directors in March 2008. Dr. Ratain is a hematologist / oncologist and a clinical pharmacologist. He is the Leon O. Jacobson Professor of Medicine, Director of the Center for Personalized Therapeutics, and Associate Director for Clinical Sciences for the Comprehensive Cancer Center at the University of Chicago. Dr. Ratain has been associated with the Department of Medicine at the University of Chicago since 1983. He has authored and co-authored more than 350 articles and book chapters. Dr. Ratain previously served from 1998 to 2008, as a director of DATATRAK International, Inc., a publically traded company providing services to entities engaged in clinical trials. He received his A.B. Degree in Biochemical Sciences from Harvard University and his M.D. from the Yale University School of Medicine.

Michael R. Merson was appointed to our Board of Directors in July 2008. Since 2003, Mr. Merson has served on the board and was elected Chairman in 2004 of CareFirst – Blue Cross/Blue Shield the sixteenth largest health insurer in the United States with annual revenues of approximately $7.0 billion and covering over 3.2 million insured individuals. CareFirst is part of the BlueCross/Blue Shield group of insurance providers that collectively cover 100 million lives in the U. S. Mr. Merson previously held director and executive officer positions, primarily President and / or CEO with MedStar Health, Helix Health, Inc., Franklin Square Hospital Center and Preferred Health Network. He continues to provide consulting services to primarily healthcare related enterprises, focused on merger and acquisition, goal setting, business and governance issues and executive compensation and benefits through Michael R. Merson, LLC and Yaffe & Company, consultants. He received a B.S.B.A. from the University of Denver and an M.B.A. from The George Washington University.

John H. Landon was appointed to our Board of Directors in December 2008. Mr. Landon’s career includes more than 30 years of broad, multi-functional experience with the DuPont Company. Prior to retiring from active management, Mr. Landon served as Vice President and General Manager of medical products for DuPont. He had worldwide responsibility for all of DuPont’s medical products businesses, encompassing total annual sales of $1 billion and more than 5,000 employees. In addition to other director roles, Mr. Landon served as Chairman of the board of Cholestech Corporation prior to its 2007 sale to Inverness Medical and as a director of Digene Corporation prior to its 2007 sale to Qiagen. He currently is a member of the board of LipoScience, Inc., and Christiana Care Health System, and a member of the board of advisors for Water Street Healthcare Partners. Mr. Landon received his B.S. in Chemical Engineering from the University of Arizona.

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

Gregory L. Bennett became Senior Vice President – Product Development and Manufacturing of the Company as of January 1, 2010, and previously had served as a consultant to the Company since September 2009. Mr. Bennett has more than 25 years of experience in product design and development focused in cassette and instrument test formats, including point-of-care (“POC”) and home test products.  He recently served as General Manager of Cholestech’s operations following the company’s acquisition by Inverness Medical Innovations, Inc., in 2007.    At Cholestech, Mr. Bennett served as Vice President of research and development where he was responsible for the development and launch of its cholesterol instrument and cartridge system for POC use. Prior to his six years with Cholestech / Inverness, Bennett spent 12 years with LifeScan, Inc., a Johnson & Johnson Company, where he served in increasing levels of responsibility and lastly as Director of process development engineering. At LifeScan, he led the group responsible for the process development, scale-up and commercialization of several blood glucose monitoring devices. Bennett earned his B.S. in Mechanical Engineering from the University of Wisconsin, and has received specialized training in Process Excellence/Six Sigma and Stanford Executive Training – Corporate Finance and Portfolio Management.

Jeffrey McGonegal became Chief Financial Officer of the Company in June 2003, was appointed Corporate Secretary in January 2010 and served as interim President in December 2004 and January 2005. Mr. McGonegal also serves as Chief Financial Officer of PepperBall Technologies, Inc., (OTC: PBAL.PK), a publicly held provider of non-lethal projectiles, launchers and security related products. Please see the risk factor disclosure on page 6 of this Form 10-K/A titled “We depend upon the services of our key executives” for information related to federal and California state litigation brought against PepperBall Technologies, Inc. and certain of its officers and directors, including Mr. McGonegal.   Mr. McGonegal also serves as Senior Vice President — Finance of Cambridge Holdings, Ltd., a small publicly held company with limited business activities. Mr. McGonegal served as Chief Financial Officer of Bactolac Pharmaceutical, Inc. and had been associated with its predecessors through October 2006, a company (publicly held until September 2006) engaged in manufacturing and marketing of vitamins and nutritional supplements.  From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as Managing Partner of the Denver, Colorado office. Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry. He received a B.A. degree in Accounting from Florida State University.

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

Qualifications, Attributes and Skills of our Board of Directors

The Nominating and Corporate Governance Committee (the “Nominating Committee”), with input from the Executive Chairman, screens director candidates and evaluates the qualification and skills applicable to the Company of the existing members of the Board.  In overseeing the nomination of candidates for election, and the qualifications and skills of incumbent directors, the Nominating Committee, and subsequently the Board, seeks qualified individuals with outstanding records of success in their chosen careers, the skills to perform the role of director, and the time and motivation to perform as a director.  Directors are expected to bring specialized talents to the Board that add value to the Board’s deliberative process and advance the business goals of the Company.  The Board has determined that experience in the life sciences industries for either human or animal products, financial and investment experience, publicly held company experience and governmental experience are generally useful qualifications for directors, and the composition of the Board reflects such assessment.  All of the incumbent directors exhibit outstanding records of success in their chosen careers and have demonstrated their ability to devote the time and energy necessary to serve on the Board and to advance the business goals and strategies of the Company.  The directors have the following additional qualifications and skills that make them productive members of the Board:

•	Gail Schoettler - business acumen, years of public service and extensive board experience;

•	Douglas Hepler – pharmaceutical and regulatory experience at the executive level in the field of animal health;

•	David Welch – financial and information systems expertise, particularly in publicly traded companies;

•	Mark Ratain, M.D. – medical practice expertise and previous public company board experience;

•	Michael Merson – health insurance company executive and extensive experience in the health care provider industry;

•	John Landon – extensive executive experience in the life science industry, with particular experience with medical products businesses, and broad compensation committee experience;

•	Daryl Faulkner – significant chief executive and senior executive experience in medical device and medical diagnostics publicly traded companies, both national and global; and

•
Stephen Lundy – over 20 years’ experience in drug and diagnostic development companies, including experience leading the commercial launch of diagnostic products and participation in merger and acquisition transactions in the industry.

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Lundy, Faulkner, Pusey, Hepler, Welch, Ratain, Merson, Landon, and Ms. Schoettler. Effective March 2010 Mr. Lundy was appointed to the Board of Directors and entered into an employment agreement with the Company as its Chief Executive Officer and President. Upon Mr. Lundy’s hiring, Mr. Faulkner resigned his position as interim Chief Executive Officer, a position he had held since February 2009, but remains as Executive Chairman. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq listing standards. Messrs. Welch, Hepler, Ratain, Merson, Landon and Ms. Schoettler qualify as independent and none of them have any material relationship with the Company that might interfere with his or her exercise of independent judgment.

The non-employee independent directors receive cash compensation of $1,000 per month as compensation for service on our Board. The independent directors typically receive a stock option grant upon joining the Board and additional stock option grants, generally annually, for service on the Board. The directors are reimbursed for all expenses incurred by them in attending board meetings.

Committees

Audit Committee:   The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The Company’s independent directors serving on the Audit Committee, which consists of: David Welch (who serves as Chair of the Committee), Gail Schoettler and Michael Merson. Mr. Welch has been designated as the financial expert on the Audit Committee. The Company defines “independent” as that term is defined in Rule 5605(a)(2)4200(a) (15) of the Nasdaq listing standards.  In July 2009 the Board of Directors adopted an amended and restated charter for the Audit Committee. The amended and restated Audit Committee Charter is available on our website at www.aspenbiopharma.com.

Nominating and Corporate Governance Committee:   The Company’s independent directors serving on the Nominating Committee consists of: Gail Schoettler (who serves as Chair of the Committee), Douglas Hepler and Mark Ratain. Duties of the Nominating Committee include oversight of the process by which individuals may be nominated to our Board of Directors. Our Nominating Committee’s charter was adopted by the Board of Directors on March 17, 2004 and amended effective July 29, 2009, and is available on our web site at www.aspenbiopharma.com. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.  The specific process for evaluating new directors, including stockholder-recommended nominees, will vary based on an assessment of the then current needs of the Board and the Company.  The Nominating and Corporate Governance Committee will determine the desired profile of a new director, the competencies they are seeking, including experience in one or more of the following: highest personal and professional integrity, demonstrated exceptional ability and judgment and who shall be most effective in conjunction with the other nominees to the board, in collectively serving the long-term interests of the shareholders.  Candidates will be evaluated in light of the target criteria chosen.  The Nominating Committee does not have a formal diversity policy; in addition to the foregoing it considers race and gender diversity in selection of qualified candidates.

Compensation Committee:   The Company’s Compensation Committee is comprised of, Douglas Hepler (who serves as Chair of the Committee), Mark J. Ratain, Michael R. Merson, and John H. Landon. The Board of Directors adopted an amended and Restated Compensation Committee Charter in July 2009.  The amended and restated Compensation Committee Charter is available on our website at www.aspenbiopharma.com.

Duties of the Compensation Committee include reviewing and making recommendations regarding compensation of executive officers and determining the need for and the appropriateness of employment agreements for senior executives.  This includes the responsibility: (1) to determine, review and approve on an annual basis the corporate goals and objectives with respect to compensation for the senior executives; and (2) to evaluate at least once a year the performance of the senior executives in light of the established goals and objectives and, based upon these evaluations, to determine the annual compensation for each, including salary, bonus, incentive and equity compensation.  When evaluating and determining the compensation of our executive officers, the Compensation Committee evaluates factors including the executive’s responsibilities, experience and the competitive marketplace.  Further, the Compensation Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Committee in its sole discretion deems appropriate.  The Committee may also invite the senior executives and other members of management to participate in their deliberations, or to provide information to the Committee for its consideration with respect to such deliberations, except that: the chief executive officer may not be present for the deliberation of or the voting on compensation for the chief executive officer.  The chief executive officer may, however, be present for the deliberation of or the voting on compensation for any other officer.

The Compensation Committee also has the authority and responsibility: (1) to review the fees paid to independent directors for service on the Board of Directors and its committees, and make recommendations to the board with respect thereto (however disinterested members of the board ultimately determine the fees paid to the independent directors); and (2) to review the Company’s incentive compensation and other stock-based plans and recommend changes in such plans to the Board as needed.

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

Based solely on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during and for the Company’s year ended December 31, 2009 and as of March 31, 2010, there were no directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, 4 or 5.

Code of Ethics and Whistle Blower Policy

In December 2003, the Board of Directors adopted a Code of Ethics that applies to its directors, officers (including its chief executive officer, chief operating officer, chief medical officer, chief financial officer, chief scientific officer , controller and other persons performing similar functions), and management employees generally. The Code of Business Ethics is available on our website at www.aspenbiopharma.com. We intend to post any material amendments to or waivers of, our Code of Ethics that apply to our executive officers, on this website. In addition, our Whistle Blower Policy is available on our website at www.aspenbiopharma.com.

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

Item 11.     EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section describes our compensation program for our named executive officers (“NEOs”) during fiscal 2009. The following discussion focuses on our compensation program and compensation-related decisions for fiscal 2009 and also addresses why we believe our compensation program is appropriate for the Company.

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

Our Chief Executive Officer plays a significant role in the compensation-setting process of the other NEOs and makes recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs. The Compensation Committee, at least annually, then discusses the recommendations with the Chief Executive Officer. The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer. The Compensation Committee makes recommendations to the full Board of Directors for their final approval regarding the overall compensation structure for the NEO’s. In fiscal 2009, the Compensation Committee and the board approved the Chief Executive Officer’s recommendations for salary and bonus with respect to each of the other NEOs.

In determining the adjustments to the compensation of our NEOs, as of July 2009 we participated in the Radford Global Life Sciences Survey of compensation. Information obtained from this survey was used in summary form as benchmarking information for our compensation considerations. Our Compensation Committee also relied on their experience with other public companies, and the Radford compensation data and those experiences informed and guided our compensation decisions for fiscal 2009.

        Elements of compensation

The compensation of our NEOs consists primarily of four major components:

•	base salary;
•	annual incentive awards;
•	long-term equity awards; and
•	other benefits.

        Base salary

The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that particular position, each NEO’s historical salary earned in similar management positions with the Company or other companies, and the Radford compensation data described above. A significant portion of each NEO’s total compensation is in the form of base salary. The salary component is designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer with respect to the other NEOs and its own assessment of the Chief Executive Officer, taking into account our operating and financial results for the year, a subjective assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities.  Following such determinations, base salaries for Mr. McGonegal and Dr. Colgin (both officers of the Company during 2008) were increased for 2009.

        Annual incentive plan

The NEOs, other than Daryl Faulkner, participated in the Company’s annual incentive plan for senior management (the “Incentive Plan”) for 2009.  Under the Incentive Plan, management of the Company develops annual corporate goals and milestone objectives that are then approved by the Compensation Committee and the Board. The Incentive Plan is designed to recognize and reward our employees, including the NEOs, for contributing towards the achievement of our annual corporate business plan. These annual incentive awards are designed to reward near-term operating performance and the achievement of milestones critical to the Company’s success in both the near and the long-term.  The Compensation Committee believes the Incentive Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for our employees upon achievement of targeted operating results. The fiscal 2009 Incentive Plan was 60% weighted on goals related to advancement of development activities surrounding our appendicitis product, with the balance weighted between animal health advances, organizational activities and strategic planning. Specifically, the goals were:

•	Advances on AppyScore™ developments including ELISA FDA progress, cassette and instrument advances and product and commercialization drivers (60% of total);

•	Advances on veterinary sciences milestones and strategies (10% of total);

•	Achieve specified organizational goals (10% of total); and

•	Finalize interim strategy for strategic plan for the business (20% of total).

The ultimate payout for the incentive awards is determined by the board of directors based upon recommendations from the Compensation Committee, after reviewing achievement of the Company’s performance goals as well as the chief executive officer’s recommendations with respect to the other named executive officers. In the case of the chief executive officer’s bonus, the ultimate payout is determined by the board of directors after reviewing the recommendation of the Compensation Committee.  Based upon such process, after the end of the fiscal year the Compensation Committee determined the bonuses for the employees, including the NEOs, for 2009, and recommended such awards to the Board of Directors, who approved them. The chief executive officer was not eligible for a bonus under the Incentive Plan in 2009.  Approved payouts for 2009 achievements were based on an aggregate achievement level of 64% for the Incentive Plan’s performance goals. The Compensation Committee believes the incentive awards were warranted and consistent with the contributions of the NEOs during fiscal 2009 to achievement of the targeted goals.  In addition, the Compensation Committee evaluated, with input from the chief executive officer, how each NEO’s individual performance may have impacted the achievement of performance goals during the year and based upon that judgment made certain adjustments to individual NEO’s payouts.

        Long-term equity awards

The Compensation Committee believes that it is essential to align the interests of the NEOs with the interests of our stockholders, and believes the best way to accomplish this alignment is through awards of long-term, equity-based compensation. The Compensation Committee has also identified the need to recruit and retain experienced, high performing executives, and equity-based awards assist in such recruitment and retention. Such awards are made under the AspenBio Pharma Amended and Restated 2002 Stock Incentive Plan, as amended (the “Plan”).

The Company has granted stock options as incentive stock options in accordance with Section 422 of the Code, subject to the volume limitations contained in the Code, as well as non-qualified stock options. Generally, for stock options that do not qualify as incentive stock options, the Company is entitled to a tax deduction in the year in which the stock options are exercised equal to the spread between the exercise price and the fair market value, at the time of exercise, of the stock for which the stock option was exercised. The holders of the non-qualified stock options are generally taxed on this same amount in the year of exercise. For stock options that qualify as incentive stock options, the Company does not receive a tax deduction, and the holder of the stock option may receive more favorable tax treatment than he or she would for a non-qualified stock option. Historically, the Company has primarily granted incentive stock options to provide these potential tax benefits to its executives and because of the limited expected benefits to the Company of the potential tax deductions as a result of its historical net losses.

The Board of Directors made annual stock option awards to the NEOs in January 2009.  The NEO annual awards for stock options, other than the chief executive officer, are generally awarded at the same level for each NEO and have been based upon the same annual award levels as used for the grants to independent directors.  The stock options generally have a term of ten years and are subject to time-based vesting over three years.  In addition, for certain NEOs performance-based vesting, tied to achievement of specific corporate goals is used to provide additional incentives to tie compensation more closely to the defined needs of the Company.  During 2009 certain of the stock options awarded to Mr. Faulkner, our CEO upon his joining the Company, were vested upon the successful completion of a capital-raising transaction.

In September 2009, the Board of Directors adopted a Change in Control policy for the Plan.  A “Change in Control” is defined under the Plan as (i) the acquisition, directly or indirectly, by any person or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) of the beneficial ownership of more than fifty percent of the outstanding securities of the Company, (ii) a merger or consolidation in which the Company is not the surviving entity, (iii) the sale or transfer or other disposition of all or substantially all of the assets of the Company, (iv) the complete liquidation or dissolution of the Company or (v) any reverser merger in which the Company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of the Company’s outstanding securities are transferred.  Under the adopted policy, in the event of a Change in Control, all outstanding stock option and rights granted under the Plan and held by Directors and NEOs will fully vest.  The Board believes that this acceleration of vesting of outstanding awards provides the executives at risk for job loss in any Change of Control with certainty as to the impact of the Change in Control on such long-term compensation.

The Compensation Committee periodically reviews long-term incentives to assure that our executive officers and other key employees are appropriately motivated and rewarded in a way that is aligned with our long-term financial results.

        Other benefits

Perquisites and Other Benefits.  We offer our NEOs modest perquisites and other personal benefits that we believe are reasonable and in our best interest and generally in line with benefits we offer to all of our employees. See “Executive Compensation— Summary compensation table.”

Severance Benefits.  We have entered into employment agreements with several of our NEOs. These agreements provide our NEOs with certain severance benefits in the event of involuntary termination. See “Executive Compensation — Employment agreements and post-employment benefits.”

EXECUTIVE COMPENSATION

Compensation and other Benefits of Named Executive Officers

This table provides compensation disclosure, for fiscal years 2009, 2008 and 2007 for the Named Executive Officers, who are (1) any individual serving in the office of Chief Executive Officer (CEO) during any part of 2009, and the Chief Financial Officer (CFO); and (2) the Company’s three most highly compensated executive officers, other than the CEO and the CFO, who were serving in such capacity on December 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (6)	Non-Equity Incentive Plan Compensation ($) (7)	Non-Qualified Deferred Plan Compensation ($)	All Other Compensation ($) (8)	Total ($)

Stephen T. Lundy,	2009	$—	$—	$—	$—	$—	$—	$—	$—
Chief Executive Officer(1)

Daryl J. Faulkner,	2009	$233,974	$—	$—	$696,000	$—	$—	$61,284	$991,258
Executive Chairman
and Former
Chief Executive Officer (2)

Richard G. Donnelly,	2009	$31,250	$—	$—	$54,800	$—	$—	$167,876	$253,926
Former - Chief Executive	2008	$250,000	$—	$—	$195,400	$37,500	$—	$30,946	$513,846
Officer (3)	2007	$222,917	$—	$74,000	$234,900	$280,000	$—	$31,784	$843,601

Robert F. Caspari, M.D.	2009	$222,596	$—	$—	$445,200	$50,000	$—	$10,483	$728,279
Chief Operating Officer/
Chief Medical Officer (4)

Gregory S. Pusey	2009	$150,000	$—	$—	$54,800	$38,000	$—	$18,390	$261,190
Vice Chairman (5)	2008	$150,000	$—	$—	$195,400	$—	$—	$20,613	$366,013
	2007	$100,000	$—	$—	$117,450	$125,000	$—	$—	$342,450

Jeffrey G. McGonegal,	2009	$167,523	$—	$—	$54,800	$40,000	$—	$18,390	$280,713
Chief Financial	2008	$110,000	$—	$—	$156,320	$—	$—	$20,613	$286,933
Officer	2007	$100,000	$—	$—	$117,450	$80,000	$—	$20,857	$318,307

Mark A. Colgin, Ph.D.	2009	$146,875	$—	$—	$54,800	$23,000	$—	$11,429	$236,104
Chief Scientific	2008	$125,000	$—	$—	$—	$26,600	$—	$12,417	$164,017
Officer	2007	$105,000	$—	$—	$—	$60,000	$—	$12,378	$177,378

(1)
Stephen T. Lundy joined the Company on March 24, 2010 as Chief Executive Officer and President.  Mr. Lundy also serves as a Director of the Company; he will not receive additional compensation for serving in such role.

(2)
Mr. Faulkner served as Chief Executive Officer of the Company beginning on February 10, 2009, and also served as Executive Chairman and a Director during 2009.  Mr. Faulkner does not receive any additional compensation for service on the Board.   Amounts included with the “All Other Compensation” column in 2009 for Mr. Faulkner include: temporary living and travel accommodations he was provided at a total cost of $49,271 and coverage under the Company’s group medical plan at a total cost of $12,013.

(3)
On February 10, 2009, Mr. Donnelly resigned from his positions as President, Chief Executive Officer and Director of the Company, positions that he had held since 2005.  During his tenure with the Company, Mr. Donnelly did not receive any additional compensation for serving as a Director. Amounts included with the “All Other Compensation” column for Mr. Donnelly include: temporary living accommodations he was provided at a total cost of $2,067, $11,045 and $10,917, in 2009, 2008 and 2007, respectively; coverage under the Company’s group medical plan at a total cost of $9,221, $14,743 and $16,016, respectively; and $4,851 in life insurance premiums during each year.  Also included in 2009 is $121,737 in severance payments and $30,000 in consulting payments to Mr. Donnelly.

(4)	Dr. Caspari joined the Company on February 10, 2009.

(5)	Mr. Pusey served as Vice Chairman during 2009 and as a Director. He did not receive additional compensation for service as a Director.

(6)
The “Option Awards” columns reflect the grant date fair value for all stock option awards granted under the Plan during 2007, 2008 and 2009.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (previously known as Statement of Financial Accounting Standards No. 123(R)) (ASC 718), without regard to any estimate of forfeiture for service vesting.  The amounts for 2007 and 2008 have been restated to comply with new disclosure rules of the Securities and Exchange Commission (SEC).  Assumptions used in the calculation of the amounts in these columns for 2007, 2008, and 2009 are included in footnotes 1 and 7 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in the Original Filing.

(7)
The “Non-Equity Incentive Plan Compensation” column reflects the annual cash bonuses earned under the Incentive Plan.  The bonuses listed were earned for the fiscal year reported, but paid in the subsequent year.

(8)
The “All Other Compensation” column for Dr. Caspari, Mr. Pusey, Mr. McGonegal and Dr. Colgin reflect amounts paid on behalf of the individuals for medical and in the case of Mr. Donnelly and Mr. Colgin, also includes life insurance benefits.

2009 GRANT OF PLAN-BASED AWARDS TABLE

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	(#)(2)	($/Sh)	($) (3)
Daryl J. Faulkner (4)	6-3-2009	-	-
	1-26-2009			500,000	$1.69	$696,000

Richard G. Donnelly (5)	6-3-2009	N/A	N/A
	1-27-2009			50,000	$1.33	$54,800

Robert F. Caspari, M.D. (6)	6-3-2009	$0	$71,828
	2-10-2009			300,000	$1.80	$445,200

Gregory S. Pusey	6-3-2009	$0	$48,402
	1-27-2009			50,000	$1.33	$54,800

Jeffrey G. McGonegal	6-3-2009	$0	$54,057
	1-27-2009			50,000	$1.33	$54,800

Mark A. Colgin, Ph.D.	6-3-2009	$0	$47,394
	1-27-2009			50,000	$1.33	$54,800

(1)
The target bonus amounts under the Incentive Plan reflect the potential payout if the identified goals are achieved at the 100% level.  There is no maximum amount, and if the established goals are not achieved the NEO could receive no annual incentive award.  See above under “Compensation Discussion and Analysis - Annual incentive plan” for a discussion of the fiscal 2009 annual incentive plan goals, and see above under “- Summary compensation table” for the actual payouts for fiscal 2009.  Mr. Faulkner did not receive an annual incentive award in 2009.

(2)
The “All Other Option Awards” column represents Non-Qualified Stock Options granted under the Plan.  The options will vest and become exercisable in three installments of one-third each on the first, second, and third anniversary of the date of grant.  In the event of a change in control, any unvested stock options will vest.

(3)
The “Grant Date Fair Value” for the stock option awards was determined by using the Black-Scholes option pricing model.  The dividend yield assumption was 0%; the expected volatility assumption ranged from 113 to 119%; the risk-free interest rate assumption ranged from 1.47 to 2.66%; and the expected term was five years.  These numbers are calculated based on the disclosure requirements and do not reflect the Company’s estimate of future stock price growth.  Use of this model should not be viewed in any way as a forecast of the future performance of the Company’s common stock, which will be determined by future events and unknown factors.

(4)	2009 options were granted in connection with Mr. Faulkner’s employment agreement executed upon his joining the Company as CEO.

(5)	Mr. Donnelly’s unvested options were forfeited upon his separation from the Company in 2009.

(6)	2009 options were granted in connection with Dr. Caspari’s employment agreement executed upon his joining the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date ($)
Daryl J. Faulkner (1)	50,000	450,000	--	1.69	1-26-2019
Richard G. Donnelly	--	--	--	--	--
Robert F. Caspari, M.D. (2)	--	300,000	--	1.80	2-10-2019
Gregory S. Pusey (3)	100,000	--	--	1.21	1-19-2014
	250,000	--	--	0.80	3-24-2015
	33,333	16,667	--	2.96	1-24-2017
	16,666	33,334	--	6.63	1-18-2018
	--	50,000	--	1.33	1-27-2019

Jeffrey G. McGonegal (4)	60,000	--	--	1.47	6-17-2013
	140,000	--	--	1.21	1-19-2014
	100,000	--	--	0.75	8-24-2014
	50,000	--	--	0.80	3/24/2015
	33,333	16,667	--	2.96	1-24-2017
	13,333	26,667	--	6.63	1-17-2018
	--	50,000	--	1.33	1-27-2019

Mark A. Colgin, Ph.D. (5)	50,000	--	--	1.97	11-21-2016
	--	50,000	--	1.33	1-27-2019
_________________
(1)  These options were granted January 26, 2009 at $1.69 per share and are scheduled to vest 33% on the first, second anniversaries of the grant date, and 34% on the third anniversary of the grant date, with 100,000 of these options subject to forfeiture restrictions. The forfeiture restrictions related to 50,000 of Mr. Faulkner’s such stock options lapsed effective December 1, 2009 in consideration of the successful consummation of the October 2009 common stock offering and the forfeiture restrictions on the remaining 50,000 of such stock options shall lapse upon receipt of FDA approval for the ELISA appendicitis test.

(2)  These options were granted February 10, 2009 at $1.80 per share and are scheduled to vest 33% on the first, second anniversaries of the grant date, and 34% on the third anniversary of the grant date.

(3)  Includes options to purchase 100,000 shares at $1.21 which were granted on January 19, 2004, options to acquire 250,000 shares at $.80 per share which were granted March 24, 2005, options to purchase 50,000 shares at $2.96 per share which were granted January 24, 2007, options to acquire 50,000 shares at $6.63 which were granted January 18, 2008, and options to acquire 50,000 shares at $1.33 per share which were granted January 27, 2009.  All options are scheduled to vest on the first, second and third anniversaries of the grant date with the exception of the stock options granted in 2005 which were fully vested at grant date.

(4)  Includes options to purchase 60,000 shares at $1.47 which were granted on  June 17, 2003, options to acquire 140,000 shares at $1.21 per share which were granted January 19, 2004, options to purchase 100,000 shares at $.75 per share which were granted August 24, 2004, options to purchase 50,000 shares at $.80 per share which were granted March 24, 2005, options to acquire 50,000 shares at $2.96 which were granted January 24, 2007, options to acquire 40,000 shares at $6.63 per share which were granted January 17, 2008, and options to acquire 50,000 shares at $ 1.33 per share which were granted on January 27, 2009.  All options are scheduled to vest on the first, second and third anniversaries of the grant date with the exception of the stock options granted in 2005 which were fully vested at grant date.

(5)  Includes options to purchase 50,000 shares at $1.97 which were granted on November 21, 2006, and options to acquire 50,000 shares at $1.33 per share which were granted on January 27, 2009.  All options are scheduled to vest on the first, second and third anniversaries of the grant date.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name and	Number of	Value	Number of	Value
Principal	Shares	Realized on	Shares	Realized on
Position	Acquired on	Exercise	Acquired on	Vesting
	Exercise (#)	($)	Vesting (#)	($)
	(b)	(c)	(d)	(e)
Richard G. Donnelly,
Former - Chief Executive
Officer and Director (1)	575,000	$1,045,000	—	—

(1) - Following his termination in 2009, Mr. Donnelly exercised a total of 575,000 stock options which had vested at the time of his termination.  The amount reflected in column (c) is based upon the closing price of the Common Stock on the dates the shares were exercised, which averaged $2.45 per share.

Employment Agreements and Post-Employment Benefits

The Company has entered into employment agreements with certain of its NEOs, and provides post-employment -benefits to its NEOs as follows:

Executive Chairman and former Chief Executive Officer

On January 19, 2009, we entered into an employment agreement with Mr. Faulkner which automatically renewed on January 19, 2010 for a one-year term and (unless terminated by either party as provided in the agreement) which automatically renew on January 19, 2011. The agreement provides in the event that the agreement is terminated by the Company for other than cause, or if terminated by the Executive in the event of a change in control, severance payments based upon Mr. Faulkner’s salary will be made for six months.  In the event of death or disability, severance payments based upon Mr. Faulkner’s salary will be made for three months.

Chief Operating Officer and Chief Medical Officer

On February 2, 2009, we entered into an employment agreement with Dr. Caspari which automatically renewed on February 2, 2010 for a one-year term and (unless terminated by either party as provided in the agreement) will automatically renew on February 2, 2011. The agreement provides in the event that the agreement is terminated by the Company for other than cause, or if terminated by the Executive in the event of a change in control, severance payments based upon Dr. Caspari’s salary will be made for four months.  In the event of death or disability, severance payments based upon Dr. Caspari’s salary will be made for four months.

Chief Financial Officer

On February 2, 2009, we entered into an employment agreement with Mr. McGonegal which automatically renewed on February 2, 2010 for a one-year term and (unless terminated by either party as provided in the agreement) will automatically renew on February 2, 2011. The agreement provides in the event that the agreement is terminated by the Company for other than cause, or if terminated by the Executive in the event of a change in control, severance payments based upon Mr. McGonegal’s salary will be made for six months.  In the event of death or disability, severance payments based upon Mr. McGonegal’s salary will be made for six months.

Chief Scientific Officer

Dr. Colgin does not have any special severance arrangements. Accordingly, based on our standard policy, upon a termination for cause, without cause, in connection with a change in control or any other reason, Dr. Colgin shall receive his accrued salary, earned bonus, unreimbursed expenses and other entitlements to the date of termination, unless we decide at that time to provide additional severance compensation or benefits.

Agreements with Executive Officers Entered After the End of our Fiscal Year

On March 24, 2010, we entered into an employment agreement with Mr. Lundy, our Chief Executive Officer, which automatically renews (unless terminated by either party as provided in the agreement) on March 24, 2011. The agreement provides in the event that the agreement is terminated by the Company for other than cause, or if terminated by the Executive in the event of a change in control, severance payments based upon Mr. Lundy’s salary will be made for twelve months.  In the event of death or disability, severance payments based upon Mr. Lundy’s salary will be made for three months.

Effective as of January 1, 2010 we entered into an employment agreement with Gregory Pusey providing base annual compensation of $150,000 and an employment agreement Gregory Bennett providing base annual compensation of $225,000. These agreements each have a one year term, which automatically renews unless cancelled by either party and provide for customary confidentiality, non-compete, bonus and benefit provisions. Each agreement provides for the payment of severance in the event that the agreement is terminated for other than cause, or as a result of death or disability, with the amount of the severance payment of six months of the each executive’s salary.

The following table reflects the post-employment termination benefits that would have been received by our NEOs if a termination event had occurred on December 31, 2009:

Post-Employment Benefits

Named Executive Officer	Benefit	Death or Disability ($)	Change In Control (Single Trigger) ($) (2)	Change In Control Agreement (Double Trigger) ($)
Daryl J. Faulkner	Severance	62,500	-	125,000
	Options	-	22,500	-
	Total	62,500	22,500	125,000

Gregory S. Pusey (1)	Severance	-	-	-
	Options	-	20,500	-
	Total	-	20,500	-

Robert F. Caspari, M.D.	Severance	83,333	-	83,333
	Options	-	-	-
	Total	83,333	-	83,333

Jeffrey G. McGonegal	Severance	100,000	-	100,000
	Options	-	20,500	-
	Total	100,000	20,500	100,000

Mark A. Colgin	Severance	-	-	-
	Options	-	20,500	-
	Total	-	20,500	-
_________________
(1)  Mr. Pusey was not party to an employment agreement with the Company on December 31, 2009.

(2)  Represents the value of unvested, in-the-money stock options based on the closing price of the Common Stock of $1.74 per share on December 31, 2009.

DIRECTOR COMPENSATION

Commencing in February 2007 the outside independent directors began receiving cash compensation of $500 per month which was increased to $1,000 each per month effective February 1, 2008. Our independent directors typically receive a stock option upon joining and additional options over time, generally annually. The directors are reimbursed for all expenses incurred by them in attending board and committee meetings.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Plan Compensation ($)	All Other Compensation ($)	Total ($)

Gail Schoettler (1)
Director	$12,000	$—	$54,800	$—	$—	$—	$66,800

Douglas Hepler (2)
Director	$12,000	$—	$54,800	$—	$—	$3,200	$70,000

David Welch (3)
Director	$12,000	$—	$54,800	$—	$—	$—	$66,800

Dr. Mark Ratain (4)
Director	$12,000	$—	$54,800	$—	$—	$35,000	$101,800

Michael R. Merson (5)
Director	$12,000	$—	$54,800	$—	$—	$—	$66,800

John H. Landon (6)
Director	$12,000	$—	$54,800	$—	$—	$—	$66,800

_______________
(1)    On January 27, 2009 Ms. Schoettler was granted options to purchase 50,000 shares at $1.33 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2009, Ms. Schoettler held a total of 450,000 options to purchase shares of our common stock.

(2)    On January 27 2009 Mr. Hepler was granted options to purchase 50,000 shares at $1.33 per share, vesting over three years in arrears and expiring in ten years. Mr. Hepler received consulting fees which terminated in July 2009, of $3,200, paid to his consulting firm, for his services providing consulting and liaison services between the Animal Health Advisory Board and the board of directors.  As of December 31, 2009, Mr. Hepler held a total of 350,000 options to purchase shares of our common stock, exclusive of any options held by his wife which he disclaims any beneficial interest in.

(3)    On January 27, 2009 Mr. Welch was granted options to purchase 50,000 shares at $1.33 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2009, Mr. Welch held a total of 350,000 options to purchase shares of our common stock.

(4)    On January 27, 2009 Dr. Ratain was granted options to purchase 50,000 shares at $1.33 per share, vesting over three years in arrears and expiring in ten years. Dr. Ratain received consulting fees which terminated in July 2009, of $35,000 for his services providing consulting and liaison services between the Medical Advisory Board and the board of directors. As of December 31, 2009, Dr. Ratain held a total of 116,313 options to purchase shares of our common stock.

 (5)   On January 27, 2009 Mr. Merson was granted options to purchase 50,000 shares at $1.33 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2009, Mr. Merson held a total of 115,674 options to purchase shares of our common stock.

(6)    On January 27, 2009 Mr. Landon was granted options to purchase 50,000 shares at $1.33 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2009, Mr. Landon held a total of 117,035 options to purchase shares of our common stock.

COMPENSATION COMMITTEE REPORT
To the Board of Directors of AspenBio Pharma, Inc.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, as set forth on pages 14-16 of this Form 10-K/A, with management of the Company.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Respectfully submitted,
The Compensation Committee of AspenBio Pharma, Inc.
Douglas Hepler, Chair
Mark J. Ratain, Member
Michael R. Merson, Member
John H. Landon, Member

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The number of shares of the Company’s common stock outstanding at March 31, 2010, was 37,668,685. The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 31, 2010 by each Company director and each executive officer then serving, by all directors and executive officers as a group, and sets forth the number of shares of Company common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2010 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the knowledge of the directors and executive officers of the Company, as of March 31, 2010, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below. Unless otherwise indicated, the address of each individual named below is the address of the company, 1585 South Perry Street, Castle Rock, CO 80104.

Name and Address	Number of Shares	Percent

Stephen T. Lundy (1)	—	*
Daryl J. Faulkner (2)	176,667	*
Gregory Pusey (3)	1,343,847	3.5%
Gail S. Schoettler (4)	415,000	1.1%
Douglas I. Hepler (5)	364,000	1.1%
David E. Welch (6)	300,000	*
Mark J. Ratain (7)	60,875	*
Michael R. Merson (8)	43,958	*
John H. Landon (9)	39,012	*
Robert Caspari, MD (10)	103,200	*
Gregory L. Bennett (11)	50,000	*
Jeffrey G. McGonegal (12)	668,864	1.8%
Mark Colgin (13)	538,742	1.4%

All Officers and Directors as a Group	4,104,165	10.3%
(13 persons) (14)

RMB Capital Management, LLC	3,609,286	9.6%
115 S. LaSalle St., 34th Floor
Chicago, IL 60603 (15)

The Peierls Foundation, Inc.	3,178,313	8.4%
c/o U.S. Trust Company of N.Y.
114 West 47th Street
New York, N.Y. 10036 (16)

* Holds less than 1%

(1)	Does not include options to acquire 400,000 shares at $2.28 per share which are scheduled to vest annually over three years commencing in March 2011.
(2)
Includes 10,000 common shares held by the Daryl J. and Terri L Faulkner Family Trust. Also includes options to acquire 166,667 shares at $1.69 per share. Does not include options to acquire 333,333 shares at $1.69 per share which are scheduled to vest equally in January 2011 and 2012 and options to acquire 125,000 shares at $2.20 per share which are scheduled to vest annually over three years commencing in January 2011.

(3)
Includes 736,276 shares directly owned by Mr. Pusey.  Also, includes 76,466 shares held by Mr. Pusey’s wife and his wife's IRA account; however Mr. Pusey disclaims beneficial ownership of these shares. Also includes: (i) 60,433 shares held in Mr. Pusey's IRA account, (ii) 6,409 shares held jointly with his wife and (iii) 14,263 shares held by Cambridge Holdings Ltd. Mr. Pusey is President, a director and principal shareholder of Cambridge.  Further, Mr. Pusey’s beneficial ownership includes options to acquire 100,000 shares at $1.21 per share, options to acquire 250,000 options at $0.80 per share, options to acquire 50,000 shares at $2.96 per share, options to acquire 33,333 shares at $6.63 per share and options to acquire 16,667 shares at $1.33 per share. Excludes 16,667 options at $6.63 per share which vest in January 2011, options to acquire 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(4)
Includes 15,000 shares directly owned. Also includes options to purchase 100,000 shares at $1.47 per share, options to purchase 50,000 shares at $.85 per share, options to purchase 100,000 shares at $.96 per share, options to purchase 50,000 shares at $1.60 per share, options to purchase 50,000 shares at $2.96 per share, options to purchase 33,333 shares at $6.63 per share and options to acquire 16,667 shares at $1.33 per share.  Excludes options to purchase 16,667 shares at $6.63 per share which vest in January 2011, options to purchase 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(5)
Includes 5,000 shares directly owned plus 9,000 shares held by Dr. Hepler's wife. Dr. Hepler disclaims ownership of the shares held by his wife. Also includes options to purchase 100,000 shares at $1.50 per share, options to purchase 50,000 shares at $.80 per share, options to purchase 50,000 shares at $ 1.60 per share, options to purchase 50,000 shares at $2.96 per share, options to purchase 33,333 shares at $6.63 per share and options to acquire 16,667 shares at $1.33 per share. Also includes options to purchase 50,000 shares at $.75 per share held by Dr. Helper's wife; however Dr. Helper disclaims ownership of these shares. Excludes options to purchase 16,667 shares at $6.63 per share which vest in January 2011, options to purchase 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(6)
Includes options to acquire 100,000 shares at $.76 per share, options to acquire 50,000 shares at $.80 per share, options to acquire 50,000 shares at $1.60 per share, options to acquire 50,000 shares at $2.96 per share, options to purchase 33,333 shares at $6.63 per share and options to acquire 16,667 shares at $1.33 per share. Excludes options to purchase 16,667 shares at $6.63 per share which vest in January 2011, options to purchase 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(7)
Includes options to acquire 44,209 shares at $6.13 per share and options to acquire 16,667 shares at $1.33 per share. Excludes options to purchase 22,104 shares at $6.13 per share which vest in March 2011, options to purchase 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(8)
Includes 5,400 shares held directly.  Also includes options to purchase 21,891 shares at $6.38 per share and options to acquire 16,667 shares at $1.33 per share.  Excludes options to purchase 43,783 shares at $6.38 per share which vest equally in July 2010 and July 2011, options to purchase 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(9)
Mr. Landon has assigned his option rights to a trust for which Mr. Landon serves as the trustee. Includes options to acquire 22,345 shares at $5.87 per share and options to acquire 16,667 shares at $1.33 per share. Excludes options to purchase 44,690 shares at $5.87 per share which vest equally in December 2010 and 2011, options to purchase 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(10)
Includes 3,200 shares held directly. Includes options to acquire 100,000 shares at $1.80 per share. Excludes options to acquire 200,000 shares at $1.80 per share which are scheduled to vest equally in February 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(11)
Includes options to acquire 50,000 shares at $2.09 per share. Excludes options to acquire 150,000 shares at $2.09 per share which are scheduled to vest 50,000 on September 15, 2010, 50,000 on September 15, 2011 and the remaining 50,000 on September 15, 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(12)
Includes 224,031 shares held directly and 1,500 shares owned by his daughter. Also includes options to purchase 60,000 shares at $1.47, options to acquire 140,000 shares at $1.21 per share, options to purchase 100,000 shares at $.75 per share, options to purchase 50,000 shares at $.80 per share, options to purchase 50,000 shares at $2.96 per share, options to purchase 26,667 shares at $6.63 per share and options to acquire 16,667 shares at $1.33 per share. Excludes options to purchase 13,333 shares at $6.63 per share vesting in January 2011, options to purchase 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(13)
Includes 472,075 shares held directly. Also includes options to purchase 50,000 shares at $1.97 per share and options to acquire 16,667 shares at $1.33 per share. Excludes options to purchase 33,333 shares at $1.33 per share which vest equally in January 2011 and 2012 and also excludes options to acquire 50,000 shares that were granted in January 2010 at $2.20 per share which vest annually over three years commencing in January 2011.

(14)	Includes footnotes one through thirteen.
(15)	Information is based upon holdings as of December 31, 2009 as reported on Schedule 13G filed on February 5, 2010.
(16)	Information is based upon holdings as of December 31, 2009 as reported on Schedule 13G filed on February 16, 2010.

Changes in Control

        There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized Under Equity Compensation Plans Information

        The Company currently has one equity compensation plan. The Amended and Restated 2002 Stock Incentive Plan, as amended (the "Plan"), was approved by the board of directors and adopted by the stockholders on May 20, 2002, was amended and restated and approved by the board of directors and stockholders in June 2007. At our annual meeting of stockholders held on November 20, 2009 our stockholders last approved an amendment to the Plan which increased the number of shares reserved under the Plan to 6,100,000.

        The following table gives information about the Company's Common Stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	4,425,532	$2.06	1,674,468
Equity compensation plans not
approved by security holders	—	$—	—

Total	4,425,532	$2.06	1,674,468

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Except for the employment agreements previously entered into between the Company and certain of its executive officers (as described in Item 11 above), since January 1, 2009, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect the Company.

        Information about the independence of our non-management directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, “Directors, Executive Officers, and Corporate Governance” herein.

Item 14.    Principal Accountant Fees and Services.

        During the years ended December 31, 2009 and 2008, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2009	2008

Audit Fees	$120,000	$99,000
Audit Related Fees	—	—
Tax Related Fees	—	—
All Other Fees	—	—

         Audit fees in 2009 and 2008 relate to the financial statement audits and the audit of internal controls over financial reporting, the quarterly reviews and assistance with the filing of Form S-3 in 2009 and Form S-3 in 2008. All of the services performed by the independent registered public accounting firm were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Pre-Approval Policies and Procedures

        The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)     Exhibits:

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation filed July 24, 2000. (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001. (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005. (2)
3.2	Amended and Restated Bylaws. (3)
4.1	Specimen Certificate of Common Stock. (1)
10.1	Amended and Restated 2002 Stock Incentive Plan. (4)
10.1.1	Amendment to 2002 Stock Incentive Plan, dated June 9, 2008. (13)
10.1.2	Amendment to 2002 Stock Incentive Plan, dated November 20, 2009. (13)
10.2	Technology Transfer Agreement, dated October 29, 2001 between AspenBio and the University of Wyoming. (1) !
10.3	License Agreement for Determination of Pregnancy Status of Ungulates, dated September 25, 2001, between AspenBio and the Idaho Research Foundation Inc. (1)
10.4	Distribution Agreement between AspenBio, Inc. and Merial Limited, dated March 29, 2003. (5) !
10.4.1	Settlement Agreement, effective December 31, 2009, between AspenBio, Inc. and Merial Limited. (13)
10.5	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (6)
10.5.1
Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (6)

10.5.2	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (6)
10.5.3	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (6)
10.6	Form of Common Stock Warrant between AspenBio and Liolios Group, Inc. (12)
10.7	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (8) !
10.8	Employment Agreement with Robert F. Caspari effective as of February 10, 2009. (9)
10.9	Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (9)
10.10	Assignment and Consultation Agreement, dated May 29, 2003, between AspenBio and John Bealer, M.D. (10)
10.11	Employment Agreement with Daryl Faulkner effective as of January 26, 2009. (11)
10.12	Employment Agreement with Greg Bennett effective as of January 1, 2010. (13)
10.13	Employment Agreement with Greg Pusey effective as of January 1, 2010. (13)
10.14	Form of Stock Option Agreement under the 2002 Stock Incentive Plan. (13)
10.15	Non-Employee Director Compensation. (13)
10.16	Employment Agreement with Stephen T. Lundy effective as of March 24, 2010. (14)
14	Form of Code of Ethics. (12)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
______________________

*	Filed herewith.

!
Portions of Exhibits 10.2, 10.4 and 10.7 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (File no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005
(3)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(4)	Incorporated by reference from Exhibit 4.1 to the registrant’s registration statement on Form S-8 (No. 333-143959), filed on June 22, 2007.

(5)	Incorporated by reference from the registrant's report on Form 8-K on April 7, 2003.
(6)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(7)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended June 30, 2005, filed August 12, 2005.
(8)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(9)	Incorporated by reference from the registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.
(10)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.
(11)	Incorporated by reference from the registrant's Report on Form 8-K dated January 19, 2009, filed January 23, 2009.
(12)	Incorporated by reference from the registrant's Report on Form 10-KSB for the year ended December 31, 2007, filed March 21, 2008.
(13)	Incorporated by reference from the registrant’s Report on Form 10-K dated December 31, 2009, filed March 9, 2010.
(14)	Incorporated by reference from the registrant's Report on Form 8-K dated March 24, 2010, filed on March 26, 2010.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 28, 2010 by the undersigned thereto.

ASPENBIO PHARMA, INC.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2010.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer (principal executive officer)

/s/ Daryl J. Faulkner
Daryl J. Faulkner, Executive Chairman and Director

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Gregory Pusey
Gregory Pusey, Vice Chairman, Vice President and Director

/s/ Gail S. Schoettler
Gail S. Schoettler, Director

/s/ Douglas I. Hepler
Douglas I. Hepler, Director

/s/ David E. Welch
David E. Welch, Director

/s/ Mark J. Ratain
Mark J. Ratain, Director

/s/ Michael R. Merson
Michael R. Merson, Director

/s/ John H. Landon
John H. Landon, Director