Form 10-Q
period 2010-03-31
AspenBio Pharma, Inc.
filed 2010-05-07
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of no par value common stock outstanding as of May 5, 2010 was 40,078,324.

ASPENBIO PHARMA, INC.

		Page

PART I — Financial Information

Item 1.	Condensed Financial Statements

	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

	Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II - Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	**

Item 5.	Other Information	**

Item 6.	Exhibits	19

	Signatures	19

** - Item is none or not applicable

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
AspenBio Pharma, Inc.
Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,769,909	$13,366,777
Short-term investments	—	510,120
Accounts receivable, net (Note 8)	38,826	47,959
Inventories (Note 2)	295,362	339,546
Prepaid expenses and other current assets	134,638	163,029

Total current assets	11,238,735	14,427,431

Property and equipment, net (Note 3)	3,265,782	3,310,844

Other long term assets, net (Note 4)	1,677,789	1,639,836

Total assets	$16,182,306	$19,378,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,562,059	$1,545,549
Accrued expenses	743,695	807,907
Current portion of notes and other obligations (Note 5)	106,545	107,417
Deferred revenue, current portion (Note 8)	813,947	813,947

Total current liabilities	3,226,246	3,274,820

Notes and other obligations, less current portion (Note 5)	2,628,830	2,655,418
Deferred revenue, less current portion (Note 8)	618,158	634,145

Total liabilities	6,473,234	6,564,383

Commitments and contingencies

Stockholders' equity (Notes 6, 7 and 9):
Common stock, no par value, 60,000,000 shares authorized;
37,668,685 and 37,467,642 shares issued and outstanding	55,049,906	54,283,126
Accumulated deficit	(45,340,834)	(41,469,398)

Total stockholders' equity	9,709,072	12,813,728

Total liabilities and stockholders' equity	$16,182,306	$19,378,111

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Three Months Ended March 31
(Unaudited)

	2010	2009
Sales (Note 8)	$142,133	$82,147
Cost of sales	65,566	116,226

Gross profit (loss)	76,567	(34,079)

Other revenue - fee (Note 8)	15,987	15,987

Operating expenses:
Selling, general and administrative (includes non-cash compensation of $594,752 and $388,127)	1,883,677	1,321,589

Research and development	2,044,197	1,416,480

Total operating expenses	3,927,874	2,738,069

Operating loss	(3,835,320)	(2,756,161)

Other income (expense):
Interest income	12,309	76,294
Interest expense	(48,425)	(53,891)
Other, net	—	13,000

Total other income (expense)	(36,116)	35,403

Net loss	$(3,871,436)	$(2,720,758)

Basic and diluted net loss per share	$(.10)	$(.09)

Basic and diluted weighted average number
of shares outstanding	37,500,486	31,609,736

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Three Months Ended March 31
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(3,871,436)	$(2,720,758)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock based compensation for services	594,752	388,127
Depreciation and amortization	108,887	95,602
Amortization of license fee	(15,987)	(15,987)
Impairment charges	13,899	—
(Increase) decrease in:
Accounts receivable	9,133	(402)
Inventories	44,184	(128,913)
Prepaid expenses and other current assets	28,391	178,806
Increase (decrease) in:
Accounts payable	16,510	164,820
Accrued expenses	(64,212)	(91,172)

Net cash used in operating activities	(3,135,879)	(2,129,877)

Cash flows from investing activities:
Purchases of short-term investments	—	(500,642)
Sales of short-term investments	510,120	4,484,070
Purchases of property and equipment	(48,912)	(27,047)
Purchases of patent and trademark application costs	(66,765)	(104,773)

Net cash provided by investing activities	394,443	3,851,608

Cash flows from financing activities:
Repayment of notes payable	(27,460)	(104,821)
Proceeds from exercise of stock warrants and options	172,028	29,940

Net cash provided by (used in) financing activities	144,568	(74,881)

Net increase (decrease) in cash and cash equivalents	(2,596,868)	1,646,850
Cash and cash equivalents at beginning of period	13,366,777	11,819,505

Cash and cash equivalents at end of period	$10,769,909	$13,466,355

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,238	$52,224

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2010, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended. The results of operations for the period ended March 31, 2010 are not necessarily an indication of operating results for the full year.

Note 1. Significant Accounting Policies:

Cash, cash equivalents and investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly liquid debt and equity investments of highly rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA approval related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Company’s Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During late 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term, which criteria remain in effect. As of March 31, 2010, 100% of the investment portfolio was in cash equivalents, which is included with cash on the accompanying balance sheet. To date the Company’s cumulative market loss from the investments has not been significant.

Fair value of financial instruments:

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820 (formerly - Statement of Financial Accounting Standard (“SFAS”) No. 157), Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents, short-term investments and accounts payable as of March 31, 2010 and December 31, 2009.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and investments as discussed above) approximate fair value because of their variable interest rates and \ or short maturities combined with the recent historical interest rate levels.

Income (loss) per share:

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,857,000 shares for the three months ended March 31, 2010, and approximately 5,222,000 shares for the three months ended March 31, 2009) would be to decrease loss per share.

Note 2. Inventories:

Inventories consisted of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Finished goods	$102,228	$146,412
Work in process	11,375	11,375
Raw materials	181,759	181,759

	$295,362	$339,546

Note 3. Property and Equipment:

Property and equipment consisted of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	235,946	234,942
Laboratory equipment	1,129,361	1,111,570
Office and computer equipment	313,714	283,597

Total cost	5,375,760	5,326,848
Less accumulated depreciation	2,109,978	2,016,004

	$3,265,782	$3,310,844

Note 4. Other Long Term Assets:

 Other long term assets consisted of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Patents and trademarks and applications, net of
accumulated amortization of $113,083 and $99,597	$1,270,894	$1,231,514
Goodwill	387,239	387,239
Other	19,656	21,083

	$1,677,789	$1,639,836

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets the aggregate amortization expense is estimated to be approximately $50,000 in each of the five succeeding fiscal years.

Note 5. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Mortgage notes	$2,729,031	$2,754,176
Other installment obligation	6,344	8,659

	2,735,375	2,762,835
Less current portion	106,545	107,417

	$2,628,830	$2,655,418

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 39% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2010 and 2009. The SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,300 through June 2013 when the then remaining principal balance is due.  The SBA portion of the loan requires total monthly payments of approximately $9,400 through August 2023.

Other Installment Obligations:

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At March 31, 2010, such obligations totaled $6,344, which is due in 2010.

Future Maturities:

The Company’s debt obligations require minimum annual principal payments of approximately $108,000 in 2011, $114,000 in 2012, $1,670,000 in 2013, $ 65,000 in 2014 and $698,000 thereafter, through the term of the agreements.

Note 6. Stockholders’ Equity:

During the three months ended March 31, 2010, former advisors exercised options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) to purchase 201,043 shares of common stock generating $172,028 in cash proceeds to the Company.

During the three months ended March 31, 2009, advisors exercised options to purchase 38,000 shares of common stock generating $29,940 in cash proceeds to the Company. Also during the three months ended March 31, 2009, the holders of 670,924 warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements (Note 7) and as a result were issued 493,835 common shares in consideration for the surrender of the 670,924 warrants.

Note 7. Stock Options and Warrants:

Stock Options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s Plan, as amended that has been approved by the Company’s stockholders under which 6,100,000 common shares have been reserved under the Plan. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

The Company utilized the following assumptions in the estimation of fair value of share based compensation during the three months ended March 31, 2010 and 2009:

	2010	2009

Dividend yield	0%	0%
Expected price volatility	110 to 112%	118 to 119%
Risk free interest rate	2.26 to 2.62%	1.59 to 1.89%
Expected term	5 years	5 years

The Company recognized stock-based compensation during the three month periods ended March 31, as follows:

	2010	2009

Stock options to employees and directors	$450,158	$351,687
Stock options to advisory board members and contractors (1)	122,161	13,000
Stock options to consultants	22,433	23,440

Total stock based compensation	$594,752	$388,127

(1) – Amounts relate to animal health services and activities.

A summary of stock option activity under the Company’s Plan of options to employees, directors and advisors, for the three months ended March 31, 2010, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,425,532	$2.06
Granted	1,302,500	2.22
Exercised	(201,043)	.86
Forfeited	(18,000)	2.10

Outstanding at March 31, 2010	5,508,989	$2.14	7.8	$3,001,000

Exercisable at March 31, 2010	2,726,640	$2.01	6.2	$2,132,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2010.

During the three months ended March 31, 2010, 1,302,500 stock options were granted under the Plan to employees, officers, directors and consultants exercisable at the then market price which averaged $2.22 per share, a weighted average fair value at the grant date of $1.78 per option.  Existing directors and officers were granted a total of 675,000 options at $2.20 per share and existing employees were granted 118,500 options at $2.19 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 400,000 options to a newly hired officer exercisable at $2.28 per share which vest over a three-year period annually in arrears and expire in ten years. In addition, a consultant was granted 40,000 options at $2.04 per share vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring in ten years and a consultant was granted 50,000 options at $2.23 per share vested at the grant date and expiring in five years.  Three newly hired employees were granted a total of 19,000 options at an average exercise price of $2.18 per share, all vesting over a three- year period annually in arrears and expiring in ten years.

During the three months ended March 31, 2010, advisors exercised 201,043 options outstanding under the Company’s Plan generating $172,028 in cash which had an intrinsic value when exercised of $268,330.

During the three months ended March 31, 2010 a total of 18,000 options were forfeited, 10,000 were vested and 8,000 were unvested.  The options were exercisable at an average of $2.10 per share and were forfeited upon the employees’ terminations from the Company.

During the three months ended March 31, 2009, 1,610,500 stock options were granted under the Plan to employees, officers and directors exercisable at the then market price which averaged $1.54 per share, with a weighted average fair value at the grant date of $1.27 per option and all vesting over a three-year period annually in arrears and expiring in ten years. Existing employees and directors were granted a total of 698,000 options at $1.33 per share. The Company also issued a total of 800,000 stock options to two newly hired officers, 500,000 are exercisable at $1.69 per share and 300,000 are exercisable at $1.80 per share. In addition, three newly hired employees were granted 112,500 options, 100,000 at $1.47, 7,500 at $1.58, and 5,000 options at $1.32 and all vesting over a three-year period annually in arrears and expiring in ten years.  During the three months ending March 31, 2009, advisors exercised 38,000 options outstanding under the Company’s Plan generating $29,940 in cash which had an intrinsic value when exercised of $215,000.

The total fair value of stock options granted to employees, officers, directors, consultants and advisors that vested and became exercisable during the three month periods ended March 31, 2010 and 2009 was $1,661,000 and $763,000, respectively.  Based upon the Company’s experience, approximately 86% of the outstanding stock options, or approximately 4,738,000 options, are expected to vest in the future, under their terms.

A summary of the status of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors, consultants and advisors and changes during the three months ended March 31, 2010 is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	2,364,916	$2.43	$1.78
Granted	1,302,500	2.22	1.78
Vested	(877,067)	2.41	1.81
Forfeited	(8,000)	2.27	2.59

Nonvested at March 31, 2010	2,782,349	$2.28	$1.74

At March 31, 2010, based upon employee, director and advisor options granted to that point there was approximately $3,698,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than two years.

Other common stock purchase options and warrants:

As of March 31, 2010, in addition to the stock options discussed above, the Company had outstanding 347,530 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. Following is a summary of such outstanding options and warrants for the three months ended March 31, 2010:

	Shares Under Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	332,530	$6.98
Granted	15,000	1.80
Exercised	—	—

Outstanding and exercisable at March 31, 2010	347,530	$6.75	1.2	$25,000

At March 31, 2010, there was no unrecognized cost for non-qualified options and warrants. The total fair value of non-qualified options and warrants that vested during the three months ended March 31, 2010, was $22,433.

Operating expenses for the three months ended March 31, 2010 and 2009 include $22,433 and $23,440, respectively, for the value of the investor relations consulting warrants. The fair value of warrants, recorded as a consulting expense related to investor relations services, at the grant date has been estimated utilizing the Black-Scholes valuation model, with the following assumptions:

	2010	2009

Dividend yield	0%	0%
Expected price volatility	128%	71 to 119%
Risk free interest rate	1.34-1.70%	1.00-1.40%
Expected life	3 years	3 years

Subsequent to March 31, 2010, an investor relations firm has been granted a total of 10,000 warrants to purchase shares of common stock exercisable at $2.14 per share. The warrants were vested upon grant and expire in three years.

Note 8. Concentrations, Commitments and Contingencies

Customer Concentration

At March 31, 2010, two customers accounted for approximately 81% of total accounts receivable, accounting for approximately 70% and 11%, respectively.  At December 31, 2009, two customers accounted for 63% and 20% of total accounts receivable. For the three months ended March 31, 2010, four customers represented more than 10% of the Company’s sales, accounting for approximately 23%, 19%, 12% and 11%, respectively, of the sales for the period.  For the three months ended March 31, 2009, four customers represented more than 10% of the Company’s sales, accounting for approximately 37%, 12%, 11% and 11%, respectively, of the sales for the period.

Commitments:

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis”), to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales. The Company received an upfront cash payment of $2.0 million, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions, which the Company expects to be substantially achieved in the near future. Ongoing royalties will be payable to the Company upon product launch based upon net direct product margins as defined and specified under the agreement. AspenBio has agreed to fund its share of 35% of the product development and registration costs during the development period. Under the terms of the original license agreement that the Company has with The Washington University in St Louis (“University”), a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to the University. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the license fees; as of March 31, 2010, $190,000 has been paid to the University and the remaining $250,000 is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to the University, have been recorded as deferred revenue and will be amortized over the term of the Novartis license agreement.  Milestone revenue will be recognized as such milestones are achieved. As of March 31, 2010, deferred revenue includes $813,947 which has been classified as a current liability and $618,158, which has been classified as a long-term liability. The current liability includes the net front-end fee amount that is subject to certain conditions. During each of the three month periods ended March 31, 2010 and 2009, $15,987 was recorded as the amortized license fee income arising from the Novartis agreement.

In 2004, the Company entered into an agreement with the University, under which the Company obtained exclusive proprietary rights to the University’s patent portfolio for use in the animal health industry. Under the agreement, the Company is obligated to make certain minimum annual payments totaling $20,000, plus royalty payments, as defined, based on a percentage of sales of the products. The Company acquired rights for a total cost of $190,000, of which $60,000 was paid in cash and $130,000 was paid in Company common shares and the Company agreed to fund $46,550, which has now been paid for consulting and research assistance on one of the Company’s products in development. During January 2008, the Company entered into an amendment of its existing animal health industry license agreement with the University. The amendment provides for the human therapeutic use of certain of the University’s products. As consideration for this amendment, the Company agreed to pay a total of $125,000 in cash which has been paid.  The existing royalty rate was extended to cover these new products and uses.

During the three months ended March 31, 2010, the Company entered into an employment agreement with one newly elected officer providing annual compensation of $275,000 and to two officers, who previously had consulting relationships with the Company, providing minimum annual compensation of $225,000 to one and $150,000 to the other for an aggregate annual minimum commitment totaling  $650,000.  The agreements are for an initial term of one year, automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions. In connection with the employment agreement with the newly elected officer, a total of 400,000 stock options were granted under the Company’s Plan.

The Company periodically enters into generally short term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

Contingencies:

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or ‘cease and desist’ letter concerning certain activities. For example, this can occur in the context of the Company’s pursuit of intellectual property rights. This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts. The Company generally intends to make a rational assessment of each situation on a case-by-case basis as such may arise. The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

Note 9. Subsequent Events:

On April 30, 2010, the Company entered into an agreement with a placement agent relating to a registered direct offering by the Company of up to an aggregate of 2,409,639 units (“Units”). Each Unit consists of one share of the Company’s no par value common stock and one warrant to purchase 0.285 shares of common stock.  Accordingly, a total of 2,409,639 common shares and warrants to purchase 686,746 shares of common stock, were issued at closing, which occurred on May 5, 2010. The per share exercise price of the warrants is $4.82.  The warrants are exercisable at any time on or after the date of closing and will expire eight months from the date of closing. The sale of the Units was made pursuant to Subscription Agreements, dated April 30, 2010, with each of the investors. The investors agreed to purchase the Units for a negotiated price of $4.15 per Unit, resulting in gross proceeds to the Company of approximately $10.0 million, before deducting placement agent’s fees and estimated offering expenses. The net offering proceeds to the Company from the sale of the Units, after deducting fees and other estimated offering expenses payable by the Company, are expected to be approximately $9.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparative Results for the Three Months Ended March 31, 2010 and 2009

Sales for the three months ended March 31, 2010, totaled $142,000, which is a $60,000 or 73% increase from the 2009 period. The increase in sales is primarily attributable to the timing of customer orders in the three months ended March 31, 2010 as a result of the Company’s strategic decision to suspend antigen production and focus available scientific resources on the appendicitis and single-chain animal product development.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $16,000 of such license fee recognized in the each of the three month periods ended March 31, 2010 and 2009.

Cost of sales for the three months ended March 31, 2010 totaled $66,000 which is a $51,000 or 44% decrease as compared to the 2009 period. As a percentage of sales, there was a gross profit of 54% in the 2010 period as compared to a gross loss of 42% in the 2008 period. The improvement in the gross profit percentage resulted from lower product costs, arising from the write down of antigen inventories that occurred as of December 31, 2009.  In addition, cost of sales for the three months ended March 31, 2010 did not include the application of certain fixed overhead costs due to the suspension of the production of antigen products in 2010.

Selling, general and administrative expenses in the three months ended March 31, 2010, totaled $1,884,000, which is a $562,000 or 43% increase as compared to the 2009 period. The advancing of the AppyScore product in clinical trials and 510(k) activities with the FDA has resulted in the hiring of additional personnel resulted in approximately $255,000 of additional expenses in the 2010 period, which included approximately $95,000 in additional employee related stock based compensation expense in 2010 over 2009 amounts.  During the three months ended March 31, 2010 stock based compensation increased by $207,000 of which $139,000 related to options granted to animal health advisors.  Selling, general and administrative expenses also increased in the three months ended March 31, 2010 by an additional $51,000 in insurance related costs primarily due to increased staff and an increase in the coverage on the Company’s insurance limits.

Research and development expenses in the 2010 period totaled $2,044,000, which is a $628,000 or 44% increase as compared to the 2009 period. Development efforts and advances on the appendicitis test, including product development advances, the clinical trial, FDA submission related activities and market research resulted in an expense increase in 2010 of approximately $513,000.  In addition, the development expenses on the single-chain animal products increased approximately $37,000. Additions to research staff, including temporary contract personnel, to support accelerating development efforts, increased expenses by approximately $64,000.

Primarily as a result of the lower levels of cash and reduced investment returns in 2010 as compared to 2009, interest income of approximately $12,000 was earned in 2010 as compared to $76,000 in 2009.

No income tax benefit was recorded on the loss for the three months ended March 31, 2010, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

We reported a net loss of $3,871,000 during the three months ended March 31, 2010, which included $702,000 in non-cash expenses relating to stock-based compensation totaling $595,000 and depreciation, amortization and other items totaling $109,000. At March 31, 2010, we had working capital of $8,012,000.  As of May 5, 2010 we completed an equity financing as described in Note 9.  Had we closed such financing as of March 31, 2010 our pro forma working capital would have been approximately $17 million. We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single chain products in order to attempt to continue to secure near-term value from these products from either generating revenues directly from sales of the products or entering licensing agreements for their rights.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2010 are anticipated to total approximately $200,000 to $400,000. We anticipate these capital expenditures to be financed through working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2010 will generally be consistent with or decrease slightly as compared to the amounts expended in 2009, primarily due to lower expenses based on the recently completed AppyScore clinical trial being offset by higher cassette and instrument development and trial expenses in 2010.  Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the appendicitis evaluation and the single-chain animal hormone products. As we continue towards commercialization of these products, including evaluation of alternatives for possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs all of which will impact our future capital needs. Certain costs such as manufacturing and license / royalty agreements have different financial, logistical and operational implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary expenditures will be incurred to continue to advance our initital appendicitis blood test technology, AppyScore™ through the FDA clearance process in addition to advancing development of the cassette and instrument version of the appendicitis test products. During the three months ended March 31, 2010 and 2009, we expended approximately $1,542,000 and $1,056,000, respectively in direct costs for the appendicitis test development and related efforts. While commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and improvements being made in the test, we believe that 2010 will reflect significant progress in advancing and commercializing the test.  Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the appendicitis patent may be deemed impaired.  In May 2003, we signed the Assignement and Conusultation Agreement (“Bealer Agreement”) with Dr. John Bealer, which contains, provisions certain royalty obligations once the appendicitis product would be commercialized.

In April 2008 we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., (“Novartis”) to develop and launch our novel recombinant single-chain bovine products, BoviPure LH™ and BoviPure FSH™. The license agreement is a collaborative arrangement that provides for a sharing of product development activities, development and registration costs and worldwide product sales for the bovine species. We received an upfront cash payment of $2,000,000, of which 50% was non-refundable upon signing the agreement and the balance is subject to certain conditions which we expect to be substantially achieved in 2010. Ongoing royalties will be payable upon product launch based upon net direct product margins as defined and specified under the agreement. During the three months ended March 31, 2010 and 2009, we expended approximately $83,000 and $79,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development / manufacture of certain of our products for which we are seeking FDA approval. The ultimate goal of this development process is to establish current good manufacturing practices (“cGMP”) manufacturing methods required for those products for which we are seeking FDA approval. We continue in discussions with other potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our medical devices who can economically manufacture them to produce products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2010. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

The Company periodically enters into generally short term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage facility on our land and building. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder. The average approximate interest rate is 7% and the loan requires monthly payments of approximately $23,700 through June 2013 with approximately $1,607,000 of the then remaining principal balance due July 2013 and the balance payable through August 2023.

During the three months ended March 31, 2010, we received cash proceeds of $172,000 from the exercise of 201,043 options.

In April, 2008 our Board of Directors authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases are being made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is being funded using our working capital. A total of approximately 232,000 common shares were purchased and retired in 2008 at a total cost of approximately $992,000 and no purchases have subsequently been made.

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

With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2010 will be lower than in 2009. Our Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines require investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio).  As of March 31, 2010 100% of the investment portfolio was in cash equivalents which are included with cash.

On April 30, 2010, the Company entered into an agreement with a placement agent relating to a registered direct offering by the Company of up to an aggregate of 2,409,639 units (“Units”). Each Unit consists of one share of the Company’s no par value common stock and one warrant to purchase 0.285 shares of common stock.  Accordingly, a total of 2,409,639 common shares and warrants to purchase 686,746 shares of common stock, were issued at closing, which occurred on May 5, 2010. The per share exercise price of the warrants is $4.82.  The warrants are exercisable at any time on or after the date of closing and will expire eight months from the date of closing. The sale of the Units was made pursuant to Subscription Agreements, dated April 30, 2010, with each of the investors. The investors agreed to purchase the Units for a negotiated price of $4.15 per Unit, resulting in gross proceeds to the Company of approximately $10.0 million, before deducting placement agent’s fees and estimated offering expenses. The net offering proceeds to the Company from the sale of the Units, after deducting fees and other estimated offering expenses payable by the Company, are expected to be approximately $9.1 million.

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

Operating Activities

Net cash consumed by operating activities was $3,136,000 during the three months ended March 31, 2010. Cash was consumed by the loss of $3,871,000, less non-cash expenses of $595,000 for stock-based compensation and $107,000 for depreciation and amortization, impairment and other non-cash items.  For the three months ended March 31, 2010, decreases in inventories and accounts receivable generated cash of $44,000 and $9,000 respectively. A net decrease of $48,000 in accounts payable and accrued expenses consumed cash from operating activities.

Net cash consumed by operating activities was $2,130,000 during the three months ended March 31, 2009. Cash was consumed by the loss of $2,721,000 less non-cash expenses of $388,000 for stock-based compensation and $96,000 for depreciation and amortization.  As of March 31, 2009 inventories had increased by $129,000 due to the receipt of raw materials supply order and prepaid expenses and other current assets generated cash of $179,000 due to a reduction of $72,000 in costs that we incurred under the Novartis agreement that are recoverable from them and lower prepaid expense level.

Investing Activities

Net cash inflows from investing activities generated $394,000 during the three months ended March 31, 2010. Sales of marketable securities totaled approximately $510,000.  An $116,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

Net cash inflows from investing activities generated $3,852,000 during the three months ended March 31, 2009. Marketable securities investments acquired totaled approximately $501,000 and sales of marketable securities totaled approximately $4,484,000. A $132,000 use of cash was primarily attributable to additions to intangible assets from additional costs incurred from patent filings and equipment additions for upgrades and expansion of lab equipment.

Financing Activities

Net cash inflows from financing activities generated $145,000 during the three month period ended March 31, 2010. The Company received proceeds of $172,000 from the exercise of common stock options and consumed $27,000 for repayments under existing debt agreements.

Net cash flow from financing activities consumed $75,000 during the three month period ended March 31, 2009. The Company received proceeds of $30,000 from the exercise of common stock options and consumed $105,000 for repayments under existing debt agreements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, impairment analysis of intangibles and stock-based compensation.

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

        Inventories:    Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the antigen business raw material purchases but believes that there are multiple suppliers for our antigen raw material; however historically substantially all of our purchases were made from one supplier. Management believes that its relationship with this supplier is strong; however if necessary this relationship can be replaced. If the relationship was to be replaced there may be a short term disruption to the base antigen business and operations, a period of time in which products would not be available and additional expenses may be incurred.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Form 10-K, as amended for the year ended December 31, 2009, as amended, for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)     The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

On a monthly basis during the three months ended March 31, 2010, 15,000 warrants (5,000 per month) to acquire common shares were granted to a consultant in consideration for investor relations services.  The warrants are exercisable at $1.80 per share. The warrants vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the warrant issuance; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

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

10.1
Placement Agent Agreement, dated April 30, 2010, between the Company and Lazard Capital Markets LLC (incorporated by reference to the Company’s Current Report on Form K dated and filed with the Securities and Exchange Commission (SEC) on April 30, 2010).

10.2
Form of Subscription Agreement between the Company and each of the investors signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated and filed with the SEC on April 30, 2010).

10.3
Form of Warrant between the Company and each of the investors signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated and filed with the SEC on April 30, 2010).

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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: May 7, 2010		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer