Form 10-Q
period 2010-06-30
AspenBio Pharma, Inc.
filed 2010-08-05
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of no par value common stock outstanding as of August 2, 2010 was 40,138,324.

ASPENBIO PHARMA, INC.

		Page

PART I - Financial Information

Item 1.	Condensed Financial Statements

	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	**

Item 5.	Other Information	**

Item 6.	Exhibits	21

	Signatures	22

** - Item is none or not applicable

 PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
AspenBio Pharma, Inc.
Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$12,523,434	$13,366,777
Short-term investments	3,874,531	510,120
Accounts receivable, net (Note 8)	22,140	47,959
Inventories (Note 2)	275,784	339,546
Prepaid expenses and other current assets	150,133	163,029

Total current assets	16,846,022	14,427,431

Property and equipment, net (Note 3)	3,270,187	3,310,844

Other long-term assets, net (Note 4)	1,775,392	1,639,836

Total assets	$21,891,601	$19,378,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$834,085	$1,545,549
Accrued expenses	686,502	807,907
Current portion of notes and other obligations (Note 5)	105,980	107,417
Deferred revenue, current portion (Note 8)	746,062	813,947

Total current liabilities	2,372,629	3,274,820

Notes and other obligations, less current portion (Note 5)	2,602,530	2,655,418
Deferred revenue, less current portion (Note 8)	669,167	634,145

Total liabilities	5,644,326	6,564,383

Commitments and contingencies

Stockholders' equity (Notes 6 and 7):
Common stock, no par value, 60,000,000 shares authorized;
40,138,324 and 37,467,642 shares issued and outstanding	65,010,359	54,283,126
Accumulated deficit	(48,763,084)	(41,469,398)

Total stockholders' equity	16,247,275	12,813,728

Total liabilities and stockholders' equity	$21,891,601	$19,378,111

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended June 30,
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Sales (Note 8)	$59,132	$70,892	$201,265	$153,039
Cost of sales	33,960	170,663	99,526	286,889

Gross profit (loss)	25,172	(99,771)	101,739	(133,850)

Other revenue - fee (Note 8)	16,876	15,986	32,863	31,973

Operating expenses:
Selling, general and administrative
(includes non-cash compensation
of $724,924; $417,870; $1,319,676
and $805,997)	2,117,906	1,504,204	4,001,583	2,825,793
Research and development	1,311,235	2,241,840	3,355,432	3,658,320

Total operating expenses	3,429,141	3,746,044	7,357,015	6,484,113

Operating loss	(3,387,093)	(3,829,829)	(7,222,413)	(6,585,990)

Other income (expense):
Interest income	11,848	67,332	24,157	143,626
Interest expense	(47,005)	(47,083)	(95,430)	(100,974)
Other, net	—	30,135	—	43,135

Total other income (expense)	(35,157)	50,384	(71,273)	85,787

Net loss	$(3,422,250)	$(3,779,445)	$(7,293,686)	$(6,500,203)

Basic and diluted net loss per share	$(.09)	$(.12)	$(.19)	$(.21)

Basic and diluted weighted average number
of shares outstanding	39,174,507	31,727,422	38,342,121	31,668,904

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(7,293,686)	$(6,500,203)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	234,889	189,953
Amortization of license fee	(32,863)	(31,973)
Stock based compensation for services	1,319,676	805,997
Write-down of assets	56,225	4,338
(Increase) decrease in:
Accounts receivable	25,819	45,624
Inventories	63,762	(77,676)
Prepaid expenses and other current assets	12,896	598,338
Increase (decrease) in:
Accounts payable	(711,464)	(71,683)
Accrued liabilities	(107,073)	120,759
Accrued compensation	(14,332)	(72,424)

Net cash used by operating activities	(6,446,151)	(4,988,950)

Cash flows from investing activities:
Purchases of short-term investments	(3,909,994)	(2,307,248)
Sales of short-term investments	545,583	5,221,768
Purchases of property and equipment	(150,189)	(67,663)
Patent and trademark acquisition costs	(235,824)	(160,283)

Net cash provided by (used in) investing activities	(3,750,424)	2,686,574

Cash flows from financing activities:
Repayment of notes payable	(54,325)	(216,357)
Proceeds from exercise of stock warrants and options	291,028	227,940
Net proceeds from issuance of common stock	9,116,529	—

Net cash provided by financing activities	9,353,232	11,583

Net decrease in cash and cash equivalents	(843,343)	(2,290,793)
Cash and cash equivalents at beginning of period	13,366,777	11,819,505

Cash and cash equivalents at end of period	$12,523,434	$9,528,712

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$93,110	$100,844

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

 INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2010, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended. The results of operations for the periods ended June 30, 2010 are not necessarily an indication of operating results for the full year.

 Note 1. Significant Accounting Policies:

 Cash, cash equivalents and investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Company’s Board of Directors (the “Board”) has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During late 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term, which criteria remain in effect. As of June 30, 2010, 73% of the investment portfolio was in cash equivalents, which is included with cash on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 6% of the portfolio and none with maturities past February 2011. To date the Company’s cumulative market loss from the investments has not been significant.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of June 30, 2010 and December 31, 2009.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Income (loss) per share:

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 6,488,000 shares for the six months ended June 30, 2010, and approximately 4,834,000 shares for the six months ended June 30, 2009) would decrease loss per share.

Recently issued and adopted accounting pronouncements:

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The Company is currently evaluating the requirements of this ASU and has not yet determined the impact, if any, that it will have on the financial statements.

In April 2010, the FASB issued ASU 2009-13, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial statements.

Note 2. Inventories:

Inventories consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Finished goods	$84,968	$146,412
Work in process	11,375	11,375
Raw materials	179,441	181,759

	$275,784	$339,546

Note 3. Property and Equipment:

 Property and equipment consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	235,946	234,942
Laboratory equipment	1,189,443	1,111,570
Office and computer equipment	354,909	283,597

Total cost	5,477,037	5,326,848
Less accumulated depreciation	2,206,850	2,016,004

	$3,270,187	$3,310,844

Note 4. Other Long-Term Assets:

Other long-term assets consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Patents and trademarks and applications, net of
accumulated amortization of $140,785 and $99,597	$1,369,924	$1,231,514
Goodwill	387,239	387,239
Other, net	18,229	21,083

	$1,775,392	$1,639,836

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $50,000 for each of the next five fiscal years.

 Note 5. Mortgage Notes and Other Obligations:

Mortgage notes payable and other obligations consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Mortgage notes	$2,704,515	$2,754,176
Other installment obligation	3,995	8,659

	2,708,510	2,762,835
Less current portion	105,980	107,417

	$2,602,530	$2,655,418

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 36% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2010 and 2009, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $10,500 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,588,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,600 per month in contractual interest and fees.

Other Installment Obligations:

The Company has capitalized certain obligations under leases that meet the requirements of capital lease obligations. At June 30, 2010, such obligations totaled $3,995, and is due in 2010.

Future Maturities:

The Company’s debt obligations require minimum annual principal payments of approximately $54,000 for the balance of 2010, $108,000 in 2011, $114,000 in 2012, $1,670,000 in 2013, $65,000 in 2014 and $698,000 thereafter, through the terms of the agreements.

Note 6. Stockholders’ Equity:

In May 2010, the Company completed a registered direct offering consisting of 2,409,639 units (“Units”) for a negotiated price of $4.15 per Unit, generating approximately $9,117,000 in net proceeds to the Company.  Fees and expenses totaled $883,000, including a placement fee of 6.5%.  Each Unit consisted of one share of the Company’s no par value common stock and one warrant to purchase 0.285 shares of common stock. Accordingly, a total of 2,409,639 common shares and warrants to purchase 686,746 shares of common stock were issued. The exercise price of the warrants is $4.82 per common share, and they are exercisable at any time and expire in January 2011.

During the six months ended June 30, 2010, advisors exercised options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) as amended and approved by the Company’s stockholders, to purchase 261,043 shares of common stock generating $291,028 in cash proceeds to the Company.

During the six months ended June 30, 2009, advisors exercised options to purchase 38,000 shares of common stock generating $29,940 in cash proceeds to the Company, and a former employee exercised options to purchase 330,000 shares of common stock generating $198,000 in cash proceeds. An advisor’s options for 50,000 shares expired upon the advisor’s termination from the Company during 2009. Also during the six months ended June 30, 2009, the holders of 670,924 warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements and as a result, were issued 493,835 common shares in consideration for the surrender of the 670,924 warrants.

Note 7. Stock Options and Warrants:

Stock Options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s Plan under which 6,100,000 common shares have been reserved.  The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

The Company utilized assumptions in the estimation of fair value of share based compensation during the six months ended June 30, 2010 and 2009 as follows:

	2010	2009

Dividend yield	0%	0%
Expected price volatility	110 to 115%	117 to 119%
Risk free interest rate	2.06 to 2.62%	1.59 to 2.55%
Expected term	5 years	5 years

The Company recognized stock-based compensation during the periods ended June 30, as follows:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Stock options to employees and directors	$670,180	$392,824	$1,120,338	$744,511
Stock options to advisory board members and contractors (1)	16,003	7,196	138,164	20,196
Stock options to consultants	38,741	17,850	61,174	41,290

Total stock-based compensation	$724,924	$417,870	$1,319,676	$805,997

(1) Amounts relate to animal health services and activities.

A summary of stock option activity of options to employees, directors and advisors, for the six months ended June 30, 2010, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,425,532	$2.06
Granted	1,307,500	2.22
Exercised	(261,043)	1.11
Forfeited	(18,000)	2.10

Outstanding at June 30, 2010	5,453,989	$2.14	7.6	$129,000
Exercisable at June 30, 2010	2,770,973	$2.02	6.2	$129,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2010.

During the six months ended June 30, 2010, 1,307,500 stock options were granted under the Plan to employees, officers, directors and consultants exercisable at the then market price which averaged $2.22 per share, a weighted average fair value at the grant date of $1.77 per option.  Existing directors and officers were granted a total of 675,000 options at $2.20 per share and existing employees were granted 118,500 options at $2.19 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 400,000 options to a newly hired officer exercisable at $2.28 per share which vest over a three-year period annually in arrears and expire in ten years.  Out of the 400,000 options, vesting of 100,000 options was accelerated, under their terms when performance achievements were reached.  A consultant was granted 40,000 options at $2.04 per share vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring in ten years and a consultant was granted 50,000 options at $2.23 per share vested at the grant date and expiring in five years.  Four newly-hired employees were granted a total of 24,000 options at an average exercise price of $2.01 per share, all vesting over a three-year period annually in arrears and expiring in ten years.

During the six months ended June 30, 2010, advisors exercised 261,043 options outstanding under the Company’s Plan generating $291,028 in cash and which had an intrinsic value when exercised of $371,130.  During the six months ended June 30, 2010, a total of 18,000 options were forfeited, 10,000 of which were vested and 8,000 were unvested.  The options were exercisable at an average of $2.10 per share and were forfeited upon the employees’ terminations from the Company.

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

During the six months ended June 30, 2009, a former employee exercised 330,000 options outstanding under the Plan generating $198,000 in cash proceeds and advisors exercised 38,000 options outstanding under the Plan generating $29,940 in cash. The options when exercised had an intrinsic value totaling $829,000.

During the six months ended June 30, 2009, 29,466 options which were exercisable at an average of $2.75 per share terminated upon the employee’s resignation from the Company and an advisor’s options for 50,000 shares exercisable at $0.75 per share were forfeited upon the advisor’s termination from the Company.

The total fair value of stock options granted to employees, officers, directors, consultants and advisors that vested and became exercisable during the six month periods ended June 30, 2010 and 2009 was $1,631,000 and $853,000, respectively.  Based upon the Company’s experience, approximately 86% of the outstanding stock options, or approximately 4,690,000 options, are expected to vest in the future, under their terms.

A summary of the status of non-vested options to acquire common shares under the Company’s Plan granted to employees, officers, directors, consultants and advisors and changes during the six months ended June 30, 2010 is presented below:

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	2,364,916	$2.43	$1.78
Granted	1,307,500	2.22	1.77
Vested	(981,400)	2.40	1.82
Forfeited	(8,000)	2.27	2.59
Nonvested at June 30, 2010	2,683,016	$2.28	$1.74

At June 30, 2010, based upon employee, director and advisor options granted to that point there was approximately $3,017,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than three years.

Other common stock purchase options and warrants:

As of June 30, 2010, in addition to the stock options discussed above, the Company had outstanding 1,034,276 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. The following is a summary of such outstanding options and warrants for the six months ended June 30, 2010:

	Shares Under Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	332,530	$6.98
Granted	716,746	4.70
Exercised	—	—
Forfeited	(15,000)	5.00
Outstanding and exercisable at June 30, 2010	1,034,276	$5.43	0.7	$—

On May 5, 2010, the Company closed on a $10 million registered direct offering consisting of 2,409,639 shares of the Company’s no par value common stock and 686,746 warrants.  The warrants which are included in the table above were exercisable when issued at $4.82 per common share and expire eight months from the date of closing.

During the six months ended June 30, 2010, 30,000 warrants to acquire common shares were granted to a consultant in consideration for investor relations services, 15,000 of the warrants are exercisable at $1.80 per share and 15,000 of the warrants are exercisable at $2.14 per share.  The warrants vested upon grant and expire three years from the date granted.  In June 2010, the Company terminated its relationship with the consultant.  During the six months ended June 30, 2010, 15,000 outstanding warrants to acquire common shares exercisable at $5.00 per share granted to a consultant in consideration for investor relations services expired and were forfeited.  Subsequent to June 30, 2010, 30,000 outstanding warrants to acquire common shares exercisable at $5.00 per share granted to a consultant in consideration for investor relations services expired and were forfeited.

 At June 30, 2010, there was no unrecognized cost for non-qualified options and warrants. The total fair value of non-qualified options and warrants that vested during the six months ended June 30, 2010, was $81,000.

Operating expenses for the three months ended June 30, 2010 and 2009 include $38,741 and $17,850, respectively, and for the six months ended June 30, 2010 and 2009 include $61,174 and $41,290, respectively, for the value of the investor relations consulting warrants. The fair value of warrants, recorded as a consulting expense related to investor relations services at the grant date has been estimated utilizing the Black-Scholes model, with the following assumptions:

	2010	2009

Dividend yield	0%	0%
Expected price volatility	128 to 130%	71 to 127%
Risk free interest rate	1.26 to 1.70%	1.00 to 1.52%
Expected term	3 years	3 years

Note 8. Concentrations, Commitments and Contingencies:

 Customer Concentration:

At June 30, 2010, four customers accounted for approximately 59% of total accounts receivable, accounting for approximately 19%, 16%, 13% and 11%, respectively.   For the six months ended June 30, 2010, five customers represented more than 10% of the Company’s sales, accounting for approximately 17%, 15%, 15%, 12% and 10%, respectively, of the sales for the period.  For the three months ended June 30, 2010, four customers represented more than 10% of the Company’s sales, accounting for approximately 24%, 15% 14% and 12%, respectively, of the sales for the period.  At December 31, 2009, two customers accounted for 63% and 20% of total accounts receivable. For the six months ended June 30, 2009, two customers represented more than 10% of the Company’s sales, accounting for approximately 30% and 10%, respectively, of the sales for the period.  For the three  months ended June 30, 2009, three customers represented more than 10% of the Company’s sales, accounting for approximately 22%, 21% and 12%, respectively, of the sales for the period.

Commitments:

In April 2008, the Company entered into a long-term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis”), to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The Exclusive License Agreement (“Novartis License Agreement”) between AspenBio and Novartis was entered into effective April 2, 2008, and grants Novartis a license to AspenBio technology and a sublicense to The Washington University (“WU”), technology (each as defined under the Novartis License Agreement) for use in bovine species products worldwide.  The term of the Novartis License Agreement continues until the expiration of the last-to-expire of the licensed patent rights, product sales are terminated, or, generally, ten years after the initial product sales if licensed patent rights are not available on a country-by-country basis.  The Novartis License Agreement provides that Novartis and AspenBio share development expenses and product sales margins under a splitting arrangement.  AspenBio’s share of development expenses is in the low double-digit range.  AspenBio’s share of the product sales margins varies depending upon the level of patent protection and competition on a country-by-country basis and varies from the very low to low double-digit range.

AspenBio received an upfront cash payment of $2,000,000 under the Novartis License Agreement, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions which we expect to be substantially achieved in 2010.    The Novartis License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for the license patent rights, indemnification and insurance coverage.  The Novartis License Agreement is cancelable by Novartis with 180 days advance notice; immediately if a change in control transaction occurs and Novartis’ rights are not accommodated in good faith by the successor entity; or with 30 days notice on a country-by-country basis in the event designated legal or regulatory issues arise.  Novartis has the right to terminate the agreement if the pilot study (as defined in the agreement) is not successful; this pilot study is currently in process and expected to be completed during 2010.  AspenBio can terminate the agreement immediately if Novartis challenges the validity or enforceability of licensed patent rights or other licensed intellectual property.  Either party may terminate if the other party materially breaches the Novartis License Agreement, and fails to cure such breach, becomes insolvent or if either party disposes of substantially all of the assets necessary for its performance under the terms of the agreement.  In the event there is a change of ownership in AspenBio, Novartis may choose to assume all obligations under the agreement and generally remit net excess royalty amounts to the successor entity.

In 2004, the Company entered into an agreement with WU, under which the Company obtained exclusive proprietary rights to WU’s patent portfolio for use in the animal health industry.  The Exclusive License Agreement (“WU License Agreement”) between AspenBio and WU was entered into effective May 1, 2004, and grants AspenBio an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited for export under U.S. laws.   The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) to expire.  AspenBio has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and for sublicense fees received by AspenBio carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.    Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the Novartis license fees and in 2008, $190,000 was paid to WU and the remaining $220,000, net of ongoing minimum annually royalty payments, is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the Novartis license agreement.  Milestone revenue is or will be recognized into income commencing with the date such milestones are achieved. During the six months ended June 30, 2010, milestones totaling $100,000 were achieved, triggering the commencement of amortization of $100,000 of deferred revenue.  As of June 30, 2010, deferred revenue of $746,062 has been classified as a current liability and $669,167 has been classified as a long-term liability. The current liability includes the remaining milestone revenue that is subject to achievement conditions and also includes the next twelve months’ portion of the amortizable milestone revenue.   During each of the six month periods ended June 30, 2010 and 2009, $32,863 and $31,973 was recorded as the amortized license fee revenue arising from the Novartis License Agreement.

During January 2008, the Company entered into an amendment of its existing animal health industry license agreement with WU. The amendment provides for the human therapeutic use of certain of WU’s products. As consideration for this amendment, the Company paid a total of $125,000 in cash.  The existing royalty rate was extended to cover these new products and uses.

During the six months ended June 30, 2010, the Company entered into an employment agreement with a newly-elected officer providing annual compensation of $275,000 and with two officers, who previously had consulting relationships with the Company, providing minimum annual compensation of $225,000 to one and $150,000 to the other for an aggregate annual minimum commitment totaling $650,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions. In connection with the employment agreement with the newly elected officer, a total of 400,000 stock options were granted under the Company’s Plan.

The Company periodically enters into generally short term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

Contingencies:

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or ‘cease and desist’ letter concerning certain activities. For example, this can occur in the context of the Company’s pursuit of intellectual property rights. This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts. The Company intends to make a rational assessment of each situation on a case-by-case basis as such may arise. The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations:

Comparative Results for the Six Months Ended June 30, 2010 and 2009

Sales of the Company’s antigen products for the six months ended June 30, 2010 totaled $201,000, which is a $48,000 or 32% increase from the 2009 period.  This increase in sales is primarily attributable to the timing of customer orders in the six months ended June 30, 2010 considering the Company’s strategic decision in late 2009 to suspend antigen production and focus available scientific resources on the appendicitis project and single-chain animal product development.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under this agreement were recorded as deferred revenue and are being recognized over future periods, with $33,000 and $32,000 of such license fee recognized in each of the six months ended June 30, 2010 and 2009.

Cost of sales for the six months ended June 30, 2010 totaled $100,000 which is an $187,000 or 65% decrease as compared to the 2009 period. As a percentage of sales, there was a gross profit of 51% as compared to a gross loss of 87% in the 2009. Cost of sales for the six months ended June 30, 2009 was higher than that for the 2010 period as a result of the application of certain fixed overhead production costs as production runs of antigen products were made in 2009.

Selling, general and administrative expenses in the six months ended June 30, 2010, totaled $4,002,000, which is a $1,176,000 or 42% increase as compared to the 2009 period. Hiring of additional management personnel to advance the AppyScore™ product in clinical trials and regulatory activities resulted in approximately $338,000 of additional expenses in the 2010 period.  Approximately $514,000 in additional stock based compensation expense was recorded in 2010 over 2009 amounts.   Included in the stock based compensation increase is $118,000 related to options granted to animal health advisors.  Selling, general and administrative expenses also increased by $109,000 in insurance related costs primarily due to increased medical benefits costs and an increase in the Company’s insurance limits.

Research and development expenses in the 2010 period totaled $3,355,000, which is a $303,000 or 8% decrease as compared to the 2009 period. Development efforts and advances on the appendicitis test, including product development advances, clinical trial and regulatory related activities comprised the primary expenses.  Clinical trial and regulatory related expenses were approximately $569,000 higher in the six months ended June 30, 2010 primarily due to the AppyScore clinical trial that was completed earlier in 2010, which was not commenced until the second half of 2009.  Development expenses incurred for advances on the cassette and reader program were approximately $443,000 lower in 2010 as compared to 2009, primarily due to lower development costs incurred from product development firms.  Expenses incurred in connection with product and market related studies were approximately $250,000 lower in 2010 as compared to 2009.  Hiring of additional scientific personnel to advance the AppyScore product in clinical trials and regulatory activities resulted in approximately $131,000 of additional expenses in the 2010 period. The development expenses on the single-chain animal health products decreased approximately $251,000.

Primarily as a result of lower average cash and investment balances in 2010 as compared to 2009, interest income of approximately $24,000 was earned in 2010 as compared to $144,000 in 2009.

No income tax benefit was recorded on the loss for the six months ended June 30, 2010, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2010 and 2009

Sales of the Company’s antigen products for the three months ended June 30, 2010 totaled $59,000, which is a $12,000 or 17% decrease from the 2009 period. This decrease in sales is primarily attributable to the timing of customer orders in the three months ended June 30, 2010 considering the Company’s strategic decision in late 2009 to suspend antigen production and focus available scientific resources on the appendicitis product and single-chain animal product development.

Cost of sales for the three months ended June 30, 2010 totaled $34,000; a $137,000 or 80% decrease as compared to the 2009 period. As a percentage of sales, there was a gross profit of 43% as compared to a gross loss of 141% in the 2009. Cost of sales for the three months ended June 30, 2009 was higher than that for the 2010 period as a result of the application of certain fixed overhead production costs as production runs of antigen products were made in 2009.

Selling, general and administrative expenses in the three months ended June 30, 2010, totaled $2,118,000, which is a $614,000 or 41% increase as compared to the 2009 period. Hiring of additional management personnel to advance the AppyScore product in clinical trials and regulatory activities resulted in approximately $178,000 of additional expenses in the 2010 period.  Approximately $307,000 in additional stock based compensation expense was recorded in 2010 over 2009 amounts.   Selling, general and administrative expenses also increased by $58,000 in insurance related costs primarily due to increased medical benefits costs and an increase in the Company’s insurance limits.

Research and development expenses in the 2010 period totaled $1,311,000, which is a $931,000 or 42% decrease as compared to the 2009 period. Development efforts and advances on the appendicitis test, including product development advances, clinical trial and regulatory related activities comprised the primary expenses.  Development expenses incurred for advances on the cassette and reader program were approximately $343,000 lower in 2010 as compared to 2009, primarily due to lower development costs incurred from product development firms.  Expenses incurred in connection with product and market related studies were approximately $250,000 lower in 2010 as compared to 2009.  Hiring of additional scientific personnel to advance the AppyScore product in clinical trials and regulatory activities resulted in approximately $21,000 of additional expenses in the 2010 period. The development expenses on the single-chain animal health products decreased approximately $243,000.

Primarily as a result of lower average cash and investment balances in 2010 as compared to 2009, interest income of approximately $12,000 was earned in 2010 as compared to $67,000 in 2009.

Liquidity and Capital Resources

We reported a net loss of $7,294,000 during the six months ended June 30, 2010, which included $1,578,000 in non-cash expenses relating to stock-based compensation totaling $1,320,000 and depreciation, amortization and other totaling $258,000. At June 30, 2010, we had working capital of $14,473,000.   We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single-chain animal health hormone products in order to attempt to continue to secure near-term value from these products from either generating revenues directly from sales of the products or entering licensing agreements for their rights.

 Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2010 are anticipated to total $100,000 to $300,000. We anticipate these capital expenditures to be financed through working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2010 will generally be consistent with or decrease slightly as compared to the amounts expended in the three months ended June 30, 2010, primarily due to lower expenses based on the recently completed AppyScore clinical trial.  Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the AppyScore test and the single-chain animal health hormone products. As we continue towards commercialization of these products, including evaluation of alternatives for possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs such evaluation and related decisions will impact our future capital needs. Certain costs such as manufacturing and license / royalty agreements have different financial, logistical and operational implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary development expenditures will be to continue to advance development of the cassette and instrument version of AppyScore. During the six months ended June 30, 2010 and 2009, we expended approximately $2,376,000 and $2,500,000, respectively in direct costs for the appendicitis test development and related efforts. Steps to achieve commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and expected improvements being made in the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the appendicitis patent may be deemed impaired.

In May 2003, AspenBio entered into an Assignment and Consultation Agreement (the “Bealer Agreement”) with Dr. John Bealer related to the appendicitis diagnosis technology. The Bealer Agreement transferred to AspenBio ownership rights from Dr. Bealer for inventions and related improvements to technology associated with human appendicitis diagnostics involving protein antigens. The purchase price was the payment of a future royalty to Dr. Bealer based upon a very low double digit rate applied to revenues, all as defined under the agreement.  The Bealer Agreement contains customary terms for confidentiality, patent assignment to AspenBio and restrictions on assignability of the agreement. The Bealer Agreement continues for the longer of twenty years or the last AspenBio patent to expire.  AspenBio may terminate the Bealer Agreement if AspenBio in its reasonable judgment decides it has no interest in pursuing the opportunity as defined under the agreement.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis”), to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The Exclusive License Agreement (“Novartis License Agreement”) between AspenBio and Novartis was entered into effective April 2, 2008, and grants Novartis a license to AspenBio technology and a sublicense to WU’s technology (each as defined under the Novartis License Agreement) for use in bovine species products worldwide.  The term of the Novartis License Agreement continues until the expiration of the last to expire of the licensed patent rights, product sales are terminated, or, generally, ten years after the initial product sales if licensed patent rights are not available on a country-by-country basis.  The Novartis License Agreement provides that Novartis and AspenBio share development expenses and product sales margins under a splitting arrangement.  AspenBio’s share of development expenses is in the low double digit range.  AspenBio’s share of the product sales margins varies depending upon the level of patent protection and competition on a country-by-country basis and varies from the very low to low double digit range.  AspenBio received an upfront cash payment of $2,000,000 under the Novartis License Agreement, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions which we expect to be substantially achieved in 2010.  Please see “Liquidity and Capital Resources” for disclosure regarding our expenditures under the agreement.  The Novartis License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for the license patent rights, indemnification and insurance coverage.  The Novartis License Agreement is cancelable by Novartis on 180 days advance notice; immediately if a change in control transaction occurs and Novartis’ rights are not accommodated in good faith by the successor entity; or on 30 days notice on a country-by-country basis in the event designated legal or regulatory issues arise.  Novartis has the right to terminate the agreement if the pilot study (as defined in the agreement) is not successful; this pilot study is currently in process and expected to be completed during 2010.  AspenBio can terminate the agreement immediately if Novartis challenges the validity or enforceability of licensed patent rights or other licensed intellectual property.  Either party may terminate if the other party materially breaches the Novartis License Agreement, and fails to cure such breach, becomes insolvent or if either party disposes of substantially all of the assets necessary for its performance under the terms of the agreement.  In the event there is a change of ownership in AspenBio, Novartis may choose to assume all obligations under the agreement and generally remit net excess royalty amounts to the successor entity.

In 2004, the Company entered into an agreement with The Washington University (“WU”), under which the Company obtained exclusive proprietary rights to WU’s patent portfolio for use in the animal health industry.  The Exclusive License Agreement (“WU License Agreement”) between AspenBio and WU was entered into effective May 1, 2004, and grants AspenBio exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) to expire.  AspenBio has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and for sublicense fees received by AspenBio carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach. Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the Novartis license fees and in 2008 $190,000 was paid to WU and the remaining $220,000, net of ongoing minimum annually royalty payments, is included with accrued expenses on the accompanying balance sheet.

For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to WU, have been recorded as deferred revenue and will be amortized over the term of the Novartis License Agreement.  Milestone revenue is or will be recognized into income commencing with the date such milestones are achieved. During the six months ended June 30, 2010, milestones totaling $100,000 were achieved triggering the commencement of amortization of $100,000 of deferred revenue.  As of June 30, 2010, deferred revenue of $746,062 has been classified as a current liability and $669,167, has been classified as a long-term liability. The current liability includes the remaining milestone revenue that is subject to achievement conditions and also includes the next twelve months’ portion of the amortizable milestone revenue.   During each of the six month periods ended June 30, 2010 and 2009, $32,863 and $31,973 was recorded as the amortized license fee revenue arising from the Novartis License Agreement.

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

We have a permanent mortgage facility on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder (our former president). The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2010 and 2009, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $10,500 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,588,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,600 per month in contractual interest and fees.

In May 2010, the Company completed a registered direct offering consisting of 2,409,639 units (“Units”) for a negotiated price of $4.15 per Unit, generating approximately $9,117,000 in net proceeds to the Company.  Fees and expenses totaled $883,000, including a placement fee of 6.5%.  Each Unit consisted of one share of the Company’s no par value common stock and one warrant to purchase 0.285 shares of common stock. Accordingly, a total of 2,409,639 common shares and warrants to purchase 686,746 shares of common stock were issued. The exercise price of the warrants is $4.82 per common share and they are exercisable at any time and expire eight months from the date of closing.

During the six months ended June 30, 2010, we received cash proceeds of $291,028 from the exercise of 261,043 options.

In April 2008 the Board authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases may be made in routine, open market transactions, when management determines to effect purchases and any purchased common shares are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. The repurchase program is funded using our working capital. A total of approximately 232,000 common shares were purchased and retired in 2008 at a total cost of approximately $992,000 and no repurchases have been made since 2008.

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

With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2010 will be lower than in 2009. The Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines require investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio).  As of June 30, 2010, 73% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 6% of the portfolio and none maturing past February 2011.  To date we have not experienced a cumulative market loss from the investments that has exceeded $5,000.

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

Operating Activities:

Net cash consumed by operating activities was $6,446,000 during the six months ended June 30, 2010. Cash was consumed by the loss of $7,294,000, less non-cash expenses relating to stock-based compensation totaling $1,320,000 and depreciation, amortization and other totaling $258,000.  A decrease in accounts receivable of $26,000 resulting from lower base antigen sales levels provided cash. Inventory levels decreased by $64,000, from net sales activities associated with management’s decision late in 2009 to substantially suspend the production of antigen products as a result of its strategic decision to focus available scientific resources on appendicitis and single-chain animal product development.  Cash provided in operations was increased by the net decrease of $832,000 in accounts payable and accrued expenses, primarily due to the decrease in expenses related to the recent completion of the Company’s AppyScore clinical trial.

Net cash consumed by operating activities was $4,989,000 during the six months ended June 30, 2009. Cash was consumed by the loss of $6,500,000, less non-cash expenses of $806,000 for stock-based compensation and $162,000 for depreciation and amortization and other non-cash items. Our base antigen business is generally fairly constant from year to year and therefore does not generally impact operating cash flows. As of June 30, 2009 inventories had increased by $78,000 due to receipt of a recent raw material supply order and prepaid expenses and other current assets generated cash of $598,000 primarily related to shared costs incurred under the Novartis License Agreement, payable by Novartis, in the amount of $369,000.

Investing Activities:

Net cash outflows from investing activities consumed $3,750,000 during the six months ended June 30, 2010. Net purchases of marketable securities totaled approximately $3,364,000.  A $386,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

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

Financing Activities:

Net cash inflows from financing activities generated $9,353,000 during the six months ended June 30, 2010. The Company received net proceeds of $9,117,000 from the sale of common stock and $291,000 in proceeds from the exercise of stock warrants and options. The Company repaid $54,000, in scheduled payments under its debt agreements.

Net cash inflows from financing activities generated $12,000 during the six months ended June 30, 2009. The Company received proceeds of $228,000 from the exercise of common stock options and $216,000 was consumed for repayments under existing debt agreements.

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

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause AspenBio’s actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors AspenBio believes are appropriate in the circumstances.  Meaningful factors, which could cause actual results to differ from expectations, many of which are beyond the control of AspenBio, include, but are not limited to, actual trial results, our ability to successfully complete the clinical trial data assessments required for FDA submission, obtain FDA approval for, cost effectively manufacture and generate revenues from, the appendicitis test in development, as well as the animal health products and other new products developed by AspenBio, and our ability to retain the scientific management team to advance the products in development, execute agreements to provide AspenBio with rights to meet its objectives, overcome adverse changes in market conditions and the regulatory environment, obtain and enforce intellectual property rights, obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; general business conditions; competition; business abilities and judgment of personnel; and availability of qualified personnel; and other factors referenced herein and in “Risk Factors” in the Company’s Form 10-K, for the year ended December 31, 2009, as amended.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

AspenBio has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows, with such exposure associated primarily with changing interest rates on its mortgage notes and investments. Approximately 36% of the total mortgage balance is guaranteed by the U. S. Small Business Administration (“SBA”). While we periodically expend funds for products and services that are denominated in foreign country currencies we do not have any long term commitments for such purchases.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010.

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

On a monthly basis during the three months ended June 30, 2010, 15,000 warrants (5,000 per month) to acquire common shares were granted to a consultant in consideration for investor relations services exercisable at $2.14 per share.. The warrants vested upon grant and expire in three years. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the warrant issuance; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

(c)     During the quarter by this report, the Company did not make any purchases of its common shares under the previously announced authorized common stock repurchase program of up to $5 million that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors and no purchases are anticipated in the near-term. The program is administered by management and may be discontinued at any time.

Item 6.     Exhibits

(a)   Exhibits

EXHIBIT	DESCRIPTION

10.1	Exclusive License Agreement, dated May 1, 2004 between AspenBio and The Washington University, as amended. Filed herewith. (!)

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Furnished herewith.

Confidential treatment has been requested for exhibits marked with an exclamation point (!).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: August 5, 2010		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer