Form 10-Q
period 2010-09-30
AspenBio Pharma, Inc.
filed 2010-11-05
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of no par value common stock outstanding as of October 27, 2010 was 40,138,324.

ASPENBIO PHARMA, INC.

 PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
AspenBio Pharma, Inc.
Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$8,922,955	$13,366,777
Short-term investments	5,262,787	510,120
Accounts receivable, net (Note 8)	39,259	47,959
Inventories (Note 2)	139,910	339,546
Prepaid expenses and other current assets	127,731	163,029

Total current assets	14,492,642	14,427,431

Property and equipment, net (Note 3)	3,197,943	3,310,844

Other long-term assets, net (Note 4)	1,747,282	1,639,836

Total assets	$19,437,867	$19,378,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,029,934	$1,545,549
Accrued expenses	607,550	807,907
Current portion of notes and other obligations (Note 5)	105,520	107,417
Deferred revenue, current portion (Note 8)	746,062	813,947

Total current liabilities	2,489,066	3,274,820

Notes and other obligations, less current portion (Note 5)	2,574,401	2,655,418
Deferred revenue, less current portion (Note 8)	651,401	634,145

Total liabilities	5,714,868	6,564,383

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 6 and 7)
Common stock, no par value, 60,000,000 shares authorized;
40,138,324 and 37,467,642 shares issued and outstanding	65,538,133	54,283,126
Accumulated deficit	(51,815,134)	(41,469,398)

Total stockholders' equity	13,722,999	12,813,728

Total liabilities and stockholders' equity	$19,437,867	$19,378,111

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended September 30,
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Sales (Note 8)	$80,483	$69,212	$281,748	$222,251
Cost of sales	150,367	16,646	249,893	303,535

Gross profit (loss)	(69,884)	52,566	31,855	(81,284)

Other revenue - fee (Note 8)	17,766	15,987	50,629	47,960

Operating expenses:
Selling, general and administrative
(includes non-cash compensation of $527,774; $408,890; $1,847,450 and $1,214,887)	1,932,021	1,602,242	5,933,604	4,428,035
Research and development	1,043,156	2,275,175	4,398,588	5,933,495

Total operating expenses	2,975,177	3,877,417	10,332,192	10,361,530

Operating loss	(3,027,295)	(3,808,864)	(10,249,708)	(10,394,854)

Other income (expense):
Interest income	23,451	27,616	47,608	171,242
Interest expense	(48,206)	(49,141)	(143,636)	(150,115)
Other, net	—	—	—	43,135

Total other income (expense)	(24,755)	(21,525)	(96,028)	64,262

Net loss	$(3,052,050)	$(3,830,389)	$(10,345,736)	$(10,330,592)

Basic and diluted net loss per share	$(.08)	$(.12)	$(.27)	$(.32)

Basic and diluted weighted average number
of shares outstanding	40,138,324	32,158,512	38,947,435	31,833,900

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(10,345,736)	$(10,330,592)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	354,279	287,037
Amortization of license fee	(50,629)	(47,960)
Stock based compensation for services	1,847,450	1,214,887
Write-down of assets	198,589	21,965
(Increase) decrease in:
Accounts receivable	8,700	29,188
Inventories	96,195	(123,846)
Prepaid expenses and other current assets	35,298	675,815
Increase (decrease) in:
Accounts payable	(515,615)	311,212
Accrued liabilities	(186,336)	190,832
Accrued compensation	(14,021)	(2,057)

Net cash used by operating activities	(8,571,826)	(7,773,519)

Cash flows from investing activities:
Purchases of short-term investments	(6,904,888)	(2,307,248)
Sales of short-term investments	2,152,221	6,137,928
Purchases of property and equipment	(177,998)	(132,640)
Patent and trademark acquisition costs	(265,974)	(285,602)

Net cash provided by (used in) investing activities	(5,196,639)	3,412,438

Cash flows from financing activities:
Repayment of notes payable	(82,914)	(283,493)
Proceeds from exercise of stock warrants and options	291,028	468,640
Net proceeds from issuance of common stock	9,116,529	—

Net cash provided by financing activities	9,324,643	185,147

Net decrease in cash and cash equivalents	(4,443,822)	(4,175,934)
Cash and cash equivalents at beginning of period	13,366,777	11,819,505

Cash and cash equivalents at end of period	$8,922,955	$7,643,571

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$144,363	$144,024

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

 INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2010, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended. The results of operations for the periods ended September 30, 2010 are not necessarily an indication of operating results for the full year.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Company’s Board of Directors (the “Board”) has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During late 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term, which criteria remain in effect. As of September 30, 2010, 58% of the investment portfolio was in cash equivalents, which is included with cash on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 8% of the portfolio and none with maturities past October 2011. To date, the Company’s cumulative market loss from the investments has not been significant.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of September 30, 2010 and December 31, 2009.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Income (loss) per share:

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 6,529,000 shares for the nine months ended September 30, 2010, and approximately 4,847,000 shares for the nine months ended September 30, 2009) would decrease loss per share.

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

In April 2010, the FASB issued ASU 2009-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial statements.

Note 2. Inventories:

Inventories consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Finished goods	$58,535	$146,412
Work in process	11,375	11,375
Raw materials	70,000	181,759

	$139,910	$339,546

Note 3. Property and Equipment:

Property and equipment consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	235,946	234,942
Laboratory equipment	1,198,991	1,111,570
Office and computer equipment	373,170	283,597

Total cost	5,504,846	5,326,848
Less accumulated depreciation	2,306,903	2,016,004

	$3,197,943	$3,310,844

Note 4. Other Long-Term Assets:

Other long-term assets consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Patents and trademarks and applications, net of
accumulated amortization of $158,696 and $99,597	$1,343,242	$1,231,514
Goodwill	387,239	387,239
Other, net	16,801	21,083

	$1,747,282	$1,639,836

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

Note 5. Mortgage Notes and Other Obligations:

Mortgage notes and other obligations consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Mortgage notes	$2,678,311	$2,754,176
Other installment obligation	1,610	8,659

	2,679,921	2,762,835
Less current portion	105,520	107,417

	$2,574,401	$2,655,418

Mortgage Notes:

The Company has a permanent mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 36% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2010 and 2009, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $10,400 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,587,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,600 per month in contractual interest and fees.

Other Installment Obligations:

The Company has capitalized a certain obligation under a lease that meets the requirements of capital lease obligations. At September 30, 2010, such obligation totaled $1,610, and is due in 2010.

Future Maturities:

The Company’s debt obligations require minimum annual principal payments of approximately $25,000 for the balance of 2010, $108,000 in 2011, $114,000 in 2012, $1,670,000 in 2013, $65,000 in 2014 and $698,000 thereafter, through the terms of the agreements.

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

During the nine months ended September 30, 2010, advisors exercised options outstanding under the Company’s 2002 Stock Incentive Plan (“Plan”) as amended and approved by the Company’s stockholders, to purchase 261,043 shares of common stock generating $291,028 in cash proceeds to the Company.

During the nine months ended September 30, 2009, advisors exercised options to purchase 38,000 shares of common stock generating $29,940 in cash proceeds to the Company, and former employees exercised options to purchase 605,000 shares of common stock generating $438,700 in cash proceeds. An advisor’s options for 50,000 shares expired upon the advisor’s termination from the Company during 2009. Also during the nine months ended September 30, 2009, the holders of 670,924 warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements and as a result, were issued 493,835 common shares in consideration for the surrender of the 670,924 warrants.

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

The Company utilized assumptions in the estimation of fair value of share based compensation during the nine months ended September 30, 2010 and 2009 as follows:

	2010	2009

Dividend yield	0%	0%
Expected price volatility	110 to 116%	114 to 119%
Risk free interest rate	1.60 to 2.62%	1.59 to 2.66%
Expected term	5 years	5 years

The Company recognized stock-based compensation during the periods ended September 30, as follows:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Stock options to employees and directors	$493,778	$365,181	$1,614,116	$1,109,692
Stock options to advisors and consultants:
Animal health activities	16,003	13,584	154,167	33,780
AppyScore activities	17,993	—	17,993	—
General and other activities	—	30,125	61,174	71,415

Total stock-based compensation	$527,774	$408,890	$1,847,450	$1,214,887

A summary of stock option activity of options to employees, directors and advisors, for the nine months ended September 30, 2010, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,425,532	$2.06
Granted	1,395,000	2.14
Exercised	(261,043)	1.11
Forfeited	(34,300)	2.29

Outstanding at September 30, 2010	5,525,189	$2.13	7.4	$—
Exercisable at September 30, 2010	2,957,863	$2.06	6.1	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2010.

During the nine months ended September 30, 2010, 1,395,000 stock options were granted under the Plan to employees, officers, directors and consultants exercisable at the then market price which averaged $2.14 per share, a weighted average fair value at the grant date of $1.71 per option. Existing directors and officers were granted a total of 675,000 options at $2.20 per share and existing employees were granted 118,500 options at $2.19 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 400,000 options to a newly hired officer exercisable at $2.28 per share which vest over a three-year period annually in arrears and expire in ten years.  Out of the 400,000 options, vesting of 100,000 options was accelerated, under their terms when performance achievements were reached.  One consultant was granted 40,000 options at $2.04 per share vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring in ten years.  A second consultant was granted 50,000 options at $2.23 per share vested at the grant date and expiring in five years.  Two additional consultants were granted a total of 80,000, 40,000 to each consultant, at $1.04 per share vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring in ten years.  Five newly-hired employees were granted a total of 31,500 options at an average exercise price of $1.69 per share, all vesting over a three-year period annually in arrears and expiring in ten years.

During the nine months ended September 30, 2010, advisors exercised 261,043 options outstanding under the Company’s Plan generating $291,028 in cash and which had an intrinsic value when exercised of $371,130.  During the nine months ended September 30, 2010, a total of 34,300 options were forfeited, 10,000 of which were vested and 24,300 were unvested.  The options were exercisable at an average of $2.29 per share and were forfeited upon the employees’ terminations from the Company.

During the nine months ended September 30, 2009, 2,038,500 stock options were granted under the Plan to employees, consultants, officers and directors exercisable at the then market price which averaged $1.65 per share and a weighted average fair value at the grant date of $1.35 per option. Existing employees and directors were granted a total of 698,000 options at $1.33 per share. The Company also issued a total of 800,000 stock options to two newly hired officers, 500,000 are exercisable at $1.69 per share and 300,000 are exercisable at $1.80 per share, all vesting annually over three years in arrears and expiring in ten years. In addition, newly hired employees were granted a total of 240,500 options exercisable at an average of $1.77 per share, all vesting annually over three years in arrears and expiring in ten years.  During the nine months ending September 30, 2009, two former employee exercised 605,000 options outstanding under the Plan generating $438,700 in cash proceeds and advisors exercised 38,000 options outstanding under the Plan generating $29,940 in cash. The options when exercised had an intrinsic value totaling $1,285,000.

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

The total fair value of stock options granted to employees, officers, directors, consultants and advisors that vested and became exercisable during the nine month periods ended September 30, 2010 and 2009 was $2,222,000 and $845,000, respectively.  Based upon the Company’s experience, approximately 86% of the outstanding stock options, or approximately 4,752,000 options, are expected to vest, under their terms.

A summary of the status of non-vested options to acquire common shares under the Company’s Plan granted to employees, officers, directors, consultants and advisors and changes during the nine months ended September 30, 2010 is presented below:

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	2,364,916	$2.43	$1.78
Granted	1,395,000	2.14	1.71
Vested	(1,168,291)	2.45	1.84
Forfeited	(24,300)	2.43	2.48
Nonvested at September 30, 2010	2,567,325	$2.20	$1.69

At September 30, 2010, based upon employee, director and advisor options granted to that point there was approximately $2,535,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than three years.

Other common stock purchase options and warrants:

As of September 30, 2010, in addition to the stock options discussed above, the Company had outstanding 1,004,276 non-qualified options and warrants in connection with consulting services for investor relations and placement agent services. The following is a summary of such outstanding options and warrants for the nine months ended September 30, 2010:

	Shares Under Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	332,530	$6.98
Granted	716,746	4.70
Exercised	—	—
Forfeited	(45,000)	5.00
Outstanding and exercisable at September 30, 2010	1,004,276	$5.44	0.5	$—

On May 5, 2010, the Company closed on a $10 million registered direct offering consisting of 2,409,639 shares of the Company’s no par value common stock and 686,746 warrants.  The warrants which are included in the table above were exercisable when issued at $4.82 per common share and expire in January 2011.

During the nine months ended September 30, 2010, 30,000 warrants to acquire common shares were granted to a consultant in consideration for investor relations services, 15,000 of the warrants are exercisable at $1.80 per share and 15,000 of the warrants are exercisable at $2.14 per share.  The warrants vested upon grant and expire three years from the date granted.  During the nine months ended September 30, 2010, 45,000 outstanding warrants to acquire common shares exercisable at $5.00 per share granted to a consultant in consideration for investor relations services expired.

At September 30, 2010, there was no unrecognized cost for non-qualified options and warrants. The total fair value of non-qualified options and warrants that vested during the nine months ended September 30, 2010 and 2009, was $61,000 and $71,000, respectively.

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

Operating expenses for the three months ended September 30, 2010 and 2009 include $0 and $30,125, respectively, and for the nine months ended September 30, 2010 and 2009 include $61,000 and $71,000, respectively, for the value of the investor relations consulting warrants. The fair value of warrants, recorded as a consulting expense related to investor relations services at the grant date has been estimated utilizing the Black-Scholes model, with the following assumptions:

	2010	2009

Dividend yield	0%	0%
Expected price volatility	128 to 130%	71 to 128%
Risk free interest rate	1.26 to 1.70%	1.00 to 1.62%
Expected term	3 years	3 years

Note 8. Concentrations, Commitments and Contingencies:

Customer Concentration:

At September 30, 2010, four customers accounted for approximately 79% of total accounts receivable, accounting for approximately 28%, 25%, 14% and 12%, respectively.   For the nine months ended September 30, 2010, three customers represented more than 10% of the Company’s sales, accounting for approximately 23%, 15% and 14%, respectively, of the sales for the period.  For the three months ended September 30, 2010, three customers represented more than 10% of the Company’s sales, accounting for approximately 44%, 15% and 14%, respectively, of the sales for the period.  At December 31, 2009, two customers accounted for 63% and 20% of total accounts receivable. For the nine months ended September 30, 2009, one customer represented approximately 26% of the sales for the period.  For the three  months ended September 30, 2009, four customers represented more than 10% of the Company’s sales, accounting for approximately 16%, 16%, 14% and 12%, respectively, of the sales for the period.  The Company made a strategic decision in late 2009 to suspend antigen production and focus available scientific resources on the appendicitis project and single-chain animal product development.

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

AspenBio received an upfront cash payment of $2,000,000 under the Novartis License Agreement, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions which we expect to be substantially achieved in 2010.    The Novartis License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for the license patent rights, indemnification and insurance coverage.  The Novartis License Agreement is cancelable by Novartis with 180 days advance notice; immediately if a change in control transaction occurs and Novartis’ rights are not accommodated in good faith by the successor entity; or with 30 days notice on a country-by-country basis in the event designated legal or regulatory issues arise.  Novartis has the right to request a refund of $900,000 and also can terminate the agreement if the pilot study (as defined in the agreement) is not successful; this pilot study has recently been completed and the data is currently being evaluated which is expected to be completed during 2010.  AspenBio can terminate the agreement immediately if Novartis challenges the validity or enforceability of licensed patent rights or other licensed intellectual property.  Either party may terminate if the other party materially breaches the Novartis License Agreement, and fails to cure such breach, becomes insolvent or if either party disposes of substantially all of the assets necessary for its performance under the terms of the agreement.  In the event there is a change of ownership in AspenBio, Novartis may choose to assume all obligations under the agreement and generally remit net excess royalty amounts to the successor entity.

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

Revenue recognition related to the Novartis License Agreement and WU Agreement is based primarily on the Company’s consideration of Accounting Standards Codification No. 808-10-45 (EITF 07-1), “Accounting for Collaborative Arrangements”, paragraphs 16-20.  For financial reporting purposes, the up-front license fees received from this agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the Novartis license agreement.  Milestone revenue is or will be recognized into income commencing with the date such milestones are achieved. During the nine months ended September 30, 2010, milestones totaling $100,000 were achieved, triggering the commencement of amortization of $100,000 of deferred revenue.  As of September 30, 2010, deferred revenue of $746,062 has been classified as a current liability and $651,401 has been classified as a long-term liability. The current liability includes the remaining milestone revenue that is subject to achievement conditions and also includes the next twelve months’ portion of the amortizable milestone revenue.   During each of the nine month periods ended September 30, 2010 and 2009, $50,629 and $47,960, respectively, was recorded as the amortized license fee revenue arising from the Novartis License Agreement.

During January 2008, the Company entered into an amendment of its existing animal health industry license agreement with WU. The amendment provides for the human therapeutic use of certain of WU’s products. As consideration for this amendment, the Company paid a total of $125,000 in cash.  The existing royalty rate was extended to cover these new products and uses.

During the nine months ended September 30, 2010, the Company entered into an employment agreement with a newly-elected officer providing annual compensation of $275,000 and with two officers, who previously had consulting relationships with the Company, providing minimum annual compensation of $225,000 to one and $150,000 to the other for an aggregate annual minimum commitment totaling $650,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions. In connection with the employment agreement with the newly elected officer, a total of 400,000 stock options were granted under the Company’s Plan.

Contingencies:

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW -JC.  The complaint was filed in the United States District Court in the Central District of California.  The complaint includes allegations of fraud and negligent misrepresentation and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and Sections 25400 and 25500 of the California Corporations Code related to the Company’s blood based appendicitis test in development known as AppyScore.  Based upon the Company’s initial review of the complaint, it believes that the allegations in the complaint are without merit and intends to vigorously defend against these claims.  The Company recently filed motions to dismiss all or portions of the complaint and a separate motion to move the case to the United States District Court in Colorado.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. et al., Case No. CV10 7365.  This federal securities class action was filed in the United States District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of AspenBio Pharma, Inc. during the period between February 22, 2007 and July 19, 2010, inclusive.  The defendants purport to include certain officers and directors of the Company during such period.  The complaint includes allegations of violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants related to the Company’s blood based appendicitis test in development known as AppyScore.  The Company and the individual defendants are evaluating the complaint, believe that the allegations in the complaint are without merit and intend to vigorously defend against these claims.

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

Note 9. Subsequent Events:

On October 29, 2010, the Company received notification from the U.S. Department of Treasury that it had received a grant of approximately $250,000 under the qualifying therapeutic discovery project under Section 48D of the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Comparative Results for the Nine Months Ended September 30, 2010 and 2009

Sales of the Company’s antigen products for the nine months ended September 30, 2010 totaled $282,000, which is a $59,000 or 27% increase from the 2009 period.  This increase in sales is primarily attributable to the timing of customer orders in the nine months ended September 30, 2010 considering the Company’s strategic decision in late 2009 to suspend antigen production and focus available scientific resources on the appendicitis project and single-chain animal product development.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under this agreement were recorded as deferred revenue and are being recognized over future periods, with $51,000 and $48,000 of such license fee recognized in each of the nine months ended September 30, 2010 and 2009, respectively.

Cost of sales for the nine months ended September 30, 2010 totaled $250,000, which is a $54,000 or 18% decrease as compared to the 2009 period. As a percentage of sales, there was a gross profit of 11% as compared to a gross loss of 37% in the 2009.  The net decrease in cost of sales is the result of the allocation of certain fixed overhead production costs to cost of sales in 2009 which were not allocated in the 2010 period as no production runs of antigen products were made in 2010.  This decrease in cost of sales for the nine months ended September 30, 2010 was offset by a $103,000 charge in the 2010 period related to a write down of antigen raw materials.

Selling, general and administrative expenses in the nine months ended September 30, 2010, totaled $5,934,000, which is a $1,506,000 or 34% increase as compared to the 2009 period. Hiring of additional management personnel to advance the AppyScore™ product resulted in approximately $441,000 of additional expenses in the 2010 period.  Approximately $720,000 in additional stock based compensation expense was recorded in 2010 over 2009 amounts.   Included in the stock based compensation increase is $154,000 related to options granted to animal health advisors.  Selling, general and administrative expenses also increased by $191,000 in insurance related costs primarily due to increased medical benefits costs and increases in the Company’s insurance limits.  A $157,000 increase in legal fees was incurred during the 2010 period directly related primarily to pending litigations matters.

Research and development expenses in the 2010 period totaled $4,399,000, which is a $1,535,000 or 26% decrease as compared to the 2009 period. Development efforts and advances on the appendicitis test, including product development advances, clinical trial and regulatory related activities comprised the primary expenses.  Clinical trial and regulatory related expenses were approximately $74,000 lower in the nine months ended September 30, 2010 primarily due to the AppyScore clinical trial that commenced in the second half of 2009 and was completed earlier in 2010.  Development expenses incurred for advances on the cassette and reader program were approximately $1,104,000 lower in 2010 as compared to 2009, primarily due to substantial completion of development activities by the product development firms.  Expenses incurred in connection with product and market related studies were approximately $297,000 lower in 2010 as compared to 2009.  Hiring of additional scientific personnel for product development resulted in approximately $137,000 of additional expenses in the 2010 period. Direct development expenses on the single-chain animal health products decreased by approximately $200,000 in the 2010 period.

Primarily as a result of lower average cash and investment balances in 2010 as compared to 2009, interest income of approximately $48,000 was earned in 2010 as compared to $171,000 in 2009.

No income tax benefit was recorded on the loss for the nine months ended September 30, 2010, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2010 and 2009

Sales of the Company’s antigen products for the three months ended September 30, 2010 totaled $80,000, which is an $11,000 or 16% increase from the 2009 period. This increase in sales is primarily attributable to the timing of customer orders in the three months ended September 30, 2010 considering the Company’s strategic decision in late 2009 to suspend antigen production and focus available scientific resources on the appendicitis product and single-chain animal product development.

Cost of sales for the three months ended September 30, 2010 totaled $150,000, which is a $134,000 or 803% increase as compared to the 2009 period. As a percentage of sales, there was a gross loss of 87% in 2010 as compared to a gross profit of 76% in the 2009 period. Cost of sales for the three months ended September 30, 2009 was lower than that for the 2010 period as a result of a $103,000 charge related to a write down of antigen raw materials as of September 30, 2010.

Selling, general and administrative expenses in the three months ended September 30, 2010, totaled $1,932,000, which is a $330,000 or 21% increase as compared to the 2009 period. Hiring of additional management personnel to advance the AppyScore product resulted in approximately $103,000 of additional expenses in the 2010 period.  Approximately $126,000 in additional stock based compensation expense was recorded in 2010 over 2009 amounts.   Selling, general and administrative expenses also increased by $82,000 in insurance related costs primarily due to increased medical benefits costs and an increase in the Company’s insurance limits.

Research and development expenses in the 2010 period totaled $1,043,000, which is a $1,232,000 or 54% decrease as compared to the 2009 period. Development efforts and advances on the appendicitis test, including product development advances, clinical trial and regulatory related activities comprised the primary expenses.  Development expenses incurred for advances on the cassette and reader program were approximately $643,000 lower in 2010 as compared to 2009, primarily due to substantial completion of development activities by the product development firms.  Clinical trial and regulatory related expenses were approximately $661,000 lower in the three months ended September 30, 2010 primarily due to the AppyScore clinical trial that commenced in the second half of 2009 and was completed earlier in 2010. Expenses incurred in connection with product and market related studies were approximately $47,000 lower in 2010 as compared to 2009.  Hiring of additional scientific personnel for product development resulted in approximately $7,000 of additional expenses in the 2010 period. Direct development expenses on the single-chain animal health products increased by approximately $52,000 in the 2010 period.  Research and development costs also increased $57,000 resulting from patent impairment costs related to not pursuing specific patents that were deemed to be not economically beneficial.

Primarily as a result of lower average cash and investment balances in 2010 as compared to 2009, interest income of approximately $23,000 was earned in 2010 as compared to $28,000 in 2009.

Liquidity and Capital Resources

We reported a net loss of $10,346,000 during the nine months ended September 30, 2010, which included $2,350,000 in non-cash expenses relating to stock-based compensation totaling $1,847,000 and depreciation and amortization totaling $354,000 and other items which totaled $149,000. At September 30, 2010, we had working capital of $12,004,000.   We believe that our current working capital position is sufficient to continue with the technology development activities and support the current level of operations for the near term. Our primary focus currently is to continue the development activities on the appendicitis and single-chain animal-health hormone products in order to attempt to continue to secure near-term value from these products from either generating revenues directly from sales of the products or entering licensing agreements for their rights.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the remainder of the fiscal year ending December 31, 2010 are anticipated to total $100,000 to $200,000. We anticipate these capital expenditures to be financed through working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2010 will generally be consistent with or increase slightly as compared to the amounts expended in the three months ended September 30, 2010, primarily due to lower AppyScore product development expenses net of expected increases in product marketing and pre-clinical field trials.  Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the AppyScore test and the single-chain animal-health hormone products. As we continue towards commercialization of these products, including evaluation of alternatives for possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs such evaluation and related decisions will impact our future capital needs. Certain costs such as manufacturing and license / royalty agreements have different financial, logistical and operational implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary development expenditures will be to continue to advance development of the cassette and instrument version of AppyScore. During the nine months ended September 30, 2010 and 2009, we expended approximately $2,842,000 and $4,317,000, respectively in direct costs for the appendicitis test development and related efforts. Steps to achieve commercialization of the appendicitis product will be an ongoing and evolving process with subsequent generations and expected improvements being made in the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the appendicitis patent may be deemed impaired.

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

AspenBio received an upfront cash payment of $2,000,000 under the Novartis License Agreement, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions which we expect to be substantially achieved in 2010.  The Novartis License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for the license patent rights, indemnification and insurance coverage.  The Novartis License Agreement is cancelable by Novartis with 180 days advance notice; immediately if a change in control transaction occurs and Novartis’ rights are not accommodated in good faith by the successor entity; or with 30 days notice on a country-by-country basis in the event designated legal or regulatory issues arise.  Novartis has the right to request a refund of $900,000 and also can terminate the agreement if the pilot study (as defined in the agreement) is not successful; this pilot study has recently been completed and the data is currently being evaluated which is expected to be completed during 2010.  AspenBio can terminate the agreement immediately if Novartis challenges the validity or enforceability of licensed patent rights or other licensed intellectual property.  Either party may terminate if the other party materially breaches the Novartis License Agreement, and fails to cure such breach, becomes insolvent or if either party disposes of substantially all of the assets necessary for its performance under the terms of the agreement.  In the event there is a change of ownership in AspenBio, Novartis may choose to assume all obligations under the agreement and generally remit net excess royalty amounts to the successor entity.

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

For financial reporting purposes, the up-front license fees received from the Novartis License Agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the Novartis License Agreement.  Milestone revenue is or will be recognized into income commencing with the date such milestones are achieved. During the nine months ended September 30, 2010, milestones totaling $100,000 were achieved, triggering the commencement of amortization of $100,000 of deferred revenue.  As of September 30, 2010, deferred revenue of $746,062 has been classified as a current liability and $651,401 has been classified as a long-term liability. The current liability includes the remaining milestone revenue that is subject to achievement conditions and also includes the next twelve months’ portion of the amortizable milestone revenue.   During each of the nine month periods ended September 30, 2010 and 2009, $50,629 and $47,960, respectively, was recorded as the amortized license fee revenue arising from the Novartis License Agreement.

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

We have a permanent mortgage facility on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder (our former president). The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2010 and 2009, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $10,400 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,587,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,600 per month in contractual interest and fees.

On October 29, 2010, the Company received notification from the U.S. Department of Treasury that it had received a grant of approximately $250,000 under the qualifying therapeutic discovery project under Section 48D of the Internal Revenue Code.

In May 2010, the Company completed a registered direct offering consisting of 2,409,639 Units for a negotiated price of $4.15 per Unit, generating approximately $9,117,000 in net proceeds to the Company.  Fees and expenses totaled $883,000, including a placement fee of 6.5%.  Each Unit consisted of one share of the Company’s no par value common stock and one warrant to purchase 0.285 shares of common stock. Accordingly, a total of 2,409,639 common shares and warrants to purchase 686,746 shares of common stock were issued. The exercise price of the warrants is $4.82 per common share and they are exercisable at any time and expire eight months from the date of closing.

During the nine months ended September 30, 2010, we received cash proceeds of $291,028 from the exercise of 261,043 options.

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

With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2010 will be lower than in 2009. The Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were temporarily tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines require investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio).  As of September 30, 2010, 58% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 8% of the portfolio and none maturing past October 2011.  To date we have not experienced a cumulative market loss from the investments that has exceeded $5,000.

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

Operating Activities:

Net cash consumed by operating activities was $8,572,000 during the nine months ended September 30, 2010. Cash was consumed by the loss of $10,346,000, less non-cash expenses relating to stock-based compensation totaling $1,847,000 and depreciation, amortization and other totaling $502,000, net of amortized license fee revenues of $51,000.  Included in the 2010 write down of assets is $95,000 in patent impairment costs related to specific patents that we are no longer pursuing and a $103,000 non-cash charge incurred to write down antigen raw material inventory. A decrease in accounts receivable of $9,000 resulting from lower base antigen sales levels provided cash. Inventory levels decreased by $96,000, from net sales activities associated with management’s decision late in 2009 to substantially suspend the production of antigen products as a result of its strategic decision to focus available scientific resources on appendicitis and single-chain animal product development.  A decrease in prepaid and other current assets of $35,000 provided cash.  Cash consumed in operations included a decrease of $716,000 in accounts payable and accrued expenses, primarily due to the decrease in expenses related to the recent completion of the Company’s AppyScore clinical trial.

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

 Investing Activities:

Net cash outflows from investing activities consumed $5,197,000 during the nine months ended September 30, 2010. Net purchases of marketable securities totaled approximately $4,753,000.  A $444,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

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

 Financing Activities:

Net cash inflows from financing activities generated $9,325,000 during the nine months ended September 30, 2010. The Company received net proceeds of $9,117,000 from the sale of common stock and $291,000 in proceeds from the exercise of stock warrants and options. The Company repaid $83,000, in scheduled payments under its debt agreements.

Net cash inflow from financing activities generated $185,000 during the nine months ended September 30, 2009. The Company received proceeds of $469,000 from the exercise of common stock options and $283,000 was consumed for repayments under existing debt agreements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On September 1, 2010 the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW -JC.  The complaint was filed in the United States District Court in the Central District of California.  The complaint includes allegations of fraud and negligent misrepresentation and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and Sections 25400 and 25500 of the California Corporations Code related to the Company’s blood based appendicitis test in development known as AppyScore.  Based upon the Company’s initial review of the complaint, it believes that the allegations in the complaint are without merit and intends to vigorously defend against these claims.  The Company recently filed motions to dismiss all or portions of the complaint and a separate motion to move the case to the United States District Court in Colorado.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. et al., Case No. CV10 7365.  This federal securities class action was filed in the United States District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of AspenBio Pharma, Inc. during the period between February 22, 2007 and July 19, 2010, inclusive.  The defendants purport to include certain officers and directors of the Company during such period.  The complaint includes allegations of violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants related to the Company’s blood based appendicitis test in development known as AppyScore.  The Company and the individual defendants are evaluating the complaint, believe that the allegations in the complaint are without merit and intend to vigorously defend against these claims.

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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 4, 2010		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer