Form 10-K/A
period 2010-12-31
AspenBio Pharma, Inc.
filed 2011-05-02
CIK 1167419

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

The number of shares outstanding of the registrant’s common stock at April 28, 2011, was 40,138,324.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on April 15, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we will not be filing our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2010.

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

    These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause AspenBio’s actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors AspenBio believes are appropriate in the circumstances. Meaningful factors, which could cause actual results to differ from expectations, many of which are beyond the control of AspenBio, include, but are not limited to, our ability to successfully complete the clinical trial data assessments required for FDA submission, obtain FDA approval for, cost effectively manufacture and generate revenues from, the acute appendicitis test in development, as well as the animal health products and other new products developed by AspenBio, and our ability to retain the scientific management team to advance the products in development, execute agreements to provide AspenBio with rights to meet its objectives, overcome adverse changes in market conditions and the regulatory environment, obtain and enforce intellectual property rights, obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; general business conditions; competition; business abilities and judgment of personnel; availability of qualified personnel; and other factors referenced under the heading “Risk Factors” in the Original Filing.

i

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT AND THE BOARD OF DIRECTORS

Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company. Further, there is no arrangement or understanding between any director and the Company pursuant to which he or she was selected as a director.  Mr. Lundy, Mr. McGonegal, Mr. Pusey and Mr. Bennett have employment agreements in place with the Company with respect to their executive officer positions with the Company.

The following table sets forth names, ages and positions with the Company for all directors and executive officers of the Company as of April 28, 2011:

Name	Age	Position

Stephen T. Lundy	49	Chief Executive Officer, President and a Director
Gail S. Schoettler	67	Non-Executive Chair and a Director
Daryl J. Faulkner	62	Director
Douglas I. Hepler	64	Director
John H. Landon	70	Director
Michael R. Merson	66	Director
Gregory Pusey	58	Vice President, Investor Relations and a Director
Mark J. Ratain, M.D.	56	Director
David E. Welch	64	Director
Gregory L. Bennett	49	Senior Vice President, Product Development and Manufacturing
Jeffrey G. McGonegal	60	Chief Financial Officer
Erik S. Miller	45	Vice President, Marketing and Business Development

Stephen T. Lundy was appointed to the positions of Chief Executive Officer and President on March 24, 2010.  Effective on the same date, he was appointed to the Company’s Board of Directors.  Mr. Lundy has more than 20 years of experience in drug and diagnostic product development and commercialization. He was Chief Executive Officer of MicroPhage from 2008 to 2010. Mr. Lundy was Senior VP of sales and marketing for Vermillion from 2007 to 2008. Mr. Lundy joined Vermillion from GeneOhm (2003-2007), a division of Becton, Dickinson and Company Diagnostics, where he served as Vice President of Sales and Marketing. At GeneOhm, Mr. Lundy successfully led the commercial launch of several novel molecular diagnostic assays including the first molecular test for Methicillin Resistant Staphylococcus Aureus. From 2002 to 2003, Mr. Lundy served as Vice President of Marketing for Esoterix, Inc., which was acquired by Laboratory Corporation of America, and led the commercial integration and re-branding of the numerous reference labs acquired by Esoterix. Prior to Esoterix, he served as Marketing Director for Molecular Diagnostics and Critical Care Testing at Bayer Diagnostics Corporation. Mr. Lundy graduated from the United States Air Force Academy with a Bachelor of Science and was an officer with the United States Air Force from 1983 to 1988.

Gail S. Schoettler – Ambassador Gail Schoettler has served on the board of AspenBio Pharma, Inc., since August 2001.  She was the Lead Director from January 2009 to October 7, 2010, when she became non-executive Chair of the Board.  The position of Lead Director was eliminated on October 7, 2010.  She also serves on the boards of Masergy Communications, Inc., a privately held global network service provider and Delta Dental of Colorado, a privately held dental benefits company.  She is a member of the audit committees of all three companies and chairs the corporate governance committee of one.  She serves on the boards of The Colorado Trust, where she chairs the investment committee, and several non-profit organizations.  Former corporate board positions include CancerVax, Inc., PepperBall Technologies, Inc., AirGate PCS, Women’s Bank, Equitable Bancshares of Colorado and Fischer Imaging.  She has served as a U.S. Ambassador, appointed by President Clinton, and as Colorado’s Lt. Governor and State Treasurer.  In 1998, she narrowly lost her bid for Governor of Colorado.  She started two successful banks and helps run her family’s cattle ranch (where she grew up), vineyards and real estate enterprises.  She and her husband own a travel company that focuses on introducing business and community leaders to their counterparts overseas as well as to other countries’ cultures, economies, and history.  She earned a BA in economics from Stanford and MA and PhD degrees in African History from the University of California at Santa Barbara.  Among her numerous awards is the French Legion of Honor (France’s highest civilian award) from President Jacques Chirac of France.

Daryl J. Faulkner was appointed to the Company’s Board of Directors in the newly created position of Executive Chairman, on January 19, 2009 and on February 10, 2009 was appointed to serve as the Company’s interim Chief Executive Officer.  Mr. Faulkner resigned from the position of interim Chief Executive Officer as of March 24, 2010, upon the hiring of Mr. Lundy.  Mr. Faulkner held the position of Executive Chairman from January 19, 2009 until October 7, 2010. He continues to serve as a director of the Company. Mr. Faulkner has more than 25 years experience in developing and commercializing medical devices, drug and drug delivery systems, life science research tools, and molecular diagnostics. He most recently served for approximately one year as President, CEO and member of the Board of Directors of Digene Corporation, a Nasdaq-traded company prior to its acquisition in July 2007 by Qiagen (traded on Nasdaq’s Global Select market). He has continued to serve as a consultant to Qiagen supporting the integration of the two companies and serving as co-chair of the executive steering committee with the CEO of Qiagen. Mr. Faulkner also currently serves as a member of the Board of Directors of GenMark Diagnostics, Inc., (formerly – Osmetech), an emerging molecular diagnostics company. Prior to joining Digene, Mr. Faulkner spent eight years with Invitrogen (now Life Technologies Corp., a Nasdaq-traded company) in a number of senior roles, including SVP Europe, SVP IVGN International Operations, and SVP of Strategic Business Units. Prior to Invitrogen, Mr. Faulkner’s career included 15 years with the Fortune 100 company Abbott Laboratories, holding leadership positions in manufacturing operations and plant management. Mr. Faulkner received a degree in Industrial Relations from the University of North Carolina and a M.A. in Business Management from Webster University.

Douglas I. Hepler, Ph.D. joined the Company’s Board of Directors in March of 2004. Commencing in 2006, Dr. Hepler became President of KADO Consulting a then newly formed consulting firm. Through April 2006 he served as Vice President of Research and Development for IDEXX Pharmaceuticals, Inc., a wholly owned subsidiary of IDEXX Laboratories, Inc. Dr. Hepler was responsible for the overall technical leadership of the Pharmaceutical Division of IDEXX Pharmaceuticals, Inc. Dr. Hepler was also the Co-founder and Executive Vice President of Blue Ridge Pharmaceuticals, Inc. before its sale to IDEXX Laboratories, Inc. in 1998. While at Blue Ridge Pharmaceuticals, Dr. Hepler was instrumental in the development and FDA registration of Acarexx, Iverhart Plus, PZI Vet, Facilitator, Navigator, Pyrantel and CyFly. Prior to Blue Ridge Pharmaceuticals, Dr. Hepler was instrumental in the development and FDA registration of Interceptor, Program and Sentenial while at Novartis Animal Health. Dr. Hepler received a B.S. degree from Lock Haven University in biology, a M.S. from Colorado State University in microbiology and a Ph.D. from Colorado State University in immunology.

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

Gregory Pusey became a director of AspenBio Pharma, Inc. in February 2002, Chairman in May 2003 and in January 2009 became the Vice Chairman of the Board. On January 1, 2010, Mr. Pusey was appointed to the office of Vice President of Investor Relations.  On October 10, 2010, the position of Vice Chairman of the Board was eliminated.  Mr. Pusey served as a director of PepperBall Technologies, Inc. or its predecessors, (a publicly held provider of non-lethal projectiles, launchers and security related products) from December 2002 until his resignation on April 15, 2011, and served as Chairman from December 2002 to April 22, 2009.   Since 1988, Mr. Pusey has been the President and a director of Cambridge Holdings, Ltd.  Mr. Pusey is a director and assistant secretary Bactolac Pharmaceutical, Inc. and has been associated with its predecessors since 1997, a company (publicly held until September 2006) engaged in manufacturing and marketing of vitamins and nutritional supplements. Mr. Pusey graduated from Boston College with a B.S. degree in Finance.

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

David E. Welch became a director of AspenBio Pharma in October 2004. Mr. Welch has served, since April 2004, as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a privately held company (publicly traded until June 2010) located in Golden, Colorado.  He also is a self-employed financial consultant. From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., a publicly traded company. During 1998 he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Mircromedex, Inc., an electronic publishing firm, located in Denver, Colorado.  Mr. Welch also serves on the Board of Directors of Communication Intelligence Corporation, a publicly traded company.  Mr. Welch served as a director of Bactolac Pharmaceutical, Inc. and its predecessors from February 2003 to December 2006, a company (publicly held until September 2006) engaged in manufacturing and marketing of vitamins and nutritional supplements and as a director of PepperBall Technologies, Inc. (OTC: PBAL.PK), or its predecessors, a publicly held provider of non-lethal projectiles, launchers and security related products, from December 2006 to July 2009.  He received a B.S. degree in accounting from the University of Colorado. Mr. Welch is a Certified Public Accountant, licensed in the state of Colorado.

Gregory L. Bennett became Senior Vice President – Product Development and Manufacturing of the Company on January 1, 2010, and previously had served as a consultant to the Company since September 2009. Mr. Bennett has more than 25 years of experience in product design and development focused in cassette and instrument test formats, including point-of-care (“POC”) and home test products.  He recently served as General Manager of Cholestech’s operations following the company’s acquisition by Inverness Medical Innovations, Inc., in 2007.  At Cholestech, Mr. Bennett served as Vice President of research and development where he was responsible for the development and launch of its cholesterol instrument and cartridge system for POC use. Prior to his six years with Cholestech / Inverness, Bennett spent 12 years with LifeScan, Inc., a Johnson & Johnson Company, where he served in increasing levels of responsibility; his last position there was as Director of process development engineering. At LifeScan, he led the group responsible for the process development, scale-up and commercialization of several blood glucose monitoring devices. Bennett earned his B.S. in Mechanical Engineering from the University of Wisconsin, and has received specialized training in Process Excellence/Six Sigma and Stanford Executive Training – Corporate Finance and Portfolio Management.

Jeffrey McGonegal became Chief Financial Officer of the Company in June 2003, was appointed Corporate Secretary in January 2010 and served as interim President in December 2004 and January 2005. Mr. McGonegal served from 2003 to January 1, 2011 as Chief Financial Officer of PepperBall Technologies, Inc. Mr. McGonegal also serves on a limited part-time basis as Senior Vice President — Finance of Cambridge Holdings, Ltd., a small publicly held company with limited business activities. Mr. McGonegal served as Chief Financial Officer of Bactolac Pharmaceutical, Inc. and had been associated with its predecessors through October 2006, a company (publicly held until September 2006) engaged in manufacturing and marketing of vitamins and nutritional supplements.  From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as Managing Partner of the Denver, Colorado office.  Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry. He received a B.A. degree in Accounting from Florida State University.

Erik S. Miller became the Vice President of Marketing and Business Development of the Company on January 17, 2011, previously having served as a consultant to the Company since October 2010.  Mr. Miller has over twenty years of experience focused on health care marketing, management, sales and business development. Most recently he served as Vice President, Business Development and Marketing for Radix Biosolutions from April 2008 to March 2010, which launched its first commercial products and defined services during his tenure. Previously he worked in increasing levels of marketing and business responsibility with Luminex Corporation (from 2005 to 2008), Safety Syringes, Inc. and Biosite Diagnostics. Mr. Miller has co-authored three peer-reviewed scientific articles in the areas of growth factor cell signaling and drug delivery. He received a Bachelor of Science Degree in Pharmacy from the University of Iowa and a Masters in Business Administration from the University of North Carolina.

Qualifications, Attributes and Skills of our Board of Directors

The Nominating and Corporate Governance Committee (the “Nominating Committee”), with input from the Non-Executive Chair, screens director candidates and evaluates the qualification and skills applicable to the Company of the existing members of the Board.  In overseeing the nomination of candidates for election, and the qualifications and skills of incumbent directors, the Nominating Committee, and subsequently the Board, seeks qualified individuals with outstanding records of success in their chosen careers, the skills to perform the role of director, and the time and motivation to perform as a director.  Directors are expected to bring specialized talents to the Board that add value to the Board’s deliberative process and advance the business goals of the Company.  The Board has determined that experience in the life sciences industries for either human or animal products, financial and investment experience, publicly held company experience and governmental experience are generally useful qualifications for directors, and the composition of the Board reflects such assessment.  All of the incumbent directors exhibit outstanding records of success in their chosen careers and have demonstrated their ability to devote the time and energy necessary to serve on the Board and to advance the business goals and strategies of the Company.  The directors have the following additional qualifications and skills that make them productive members of the Board:

●
Stephen Lundy – over 20 years’ experience in drug and diagnostic development companies, including experience leading the commercial launch of diagnostic products and participation in merger and acquisition transactions in the industry;

●	Gail Schoettler – business acumen, years of public service and extensive public company board, business and financial experience;

●	Daryl Faulkner – significant chief executive and senior executive experience in medical device and medical diagnostics publicly traded companies, both national and global;

●	Douglas Hepler – pharmaceutical and regulatory experience at the executive level in the field of animal health;

●
John Landon – extensive executive experience in the life science industry, with particular experience with medical products businesses, and broad executive compensation knowledge and committee experience;

●	Mark Ratain, M.D. – medical practice expertise, previous public company board experience and broad knowledge of medicine;

●	Michael Merson – health insurance company executive and extensive experience in the health care provider industry;

●	Gregory Pusey – extensive fundraising and financial expertise, particularly in publicly traded companies; and

●	David Welch – financial and information systems expertise, particularly in publicly traded companies.

Independence of the Board of Directors

Our Board of Directors currently consists of Ms. Schoettler and Messrs. Lundy, Faulkner, Hepler, Landon, Merson, Pusey, Ratain and Welch.  The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq listing standards. For 2010, Messrs. Welch, Hepler, Ratain, Merson, Landon and Ms. Schoettler qualified as independent and none of them have any material relationship with the Company that might interfere with his or her exercise of independent judgment.

The non-employee directors, except Ms. Schoettler, receive cash compensation of $1,000 per month as compensation for service on our Board. Ms Schoettler, the non-executive chair of the board receives compensation of $2,000 per month as compensation for service on our Board. The independent directors typically receive a stock option grant upon joining the Board and additional stock option grants, generally annually, for service on the Board. Effective after October 2010, Ms. Schoettler will receive equity awards equal to 1.5 times the amount granted to other non-employee directors when such awards are made.  The directors are also reimbursed for all expenses incurred by them in attending board meetings.

Committees

Audit Committee:   The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. Three of the Company’s directors serve on the Audit Committee - David Welch (who serves as Chair of the Committee), Gail Schoettler and Michael Merson. Mr. Welch has been designated as the financial expert on the Audit Committee. Each Audit Committee member meets the definition of independence for audit committee membership as required by the Nasdaq listing standards. The amended and restated Audit Committee Charter is available on our website at http://www.aspenbiopharma.com.

Nominating and Corporate Governance Committee:   The Nominating Committee consists of: Michael Merson (who serves as Chair of the Committee), Douglas Hepler, Mark Ratain and John Landon, each of whom meets the Nasdaq listing standards for independence.  Duties of the Nominating Committee include oversight of the process by which individuals may be nominated to our Board of Directors. The Nominating Committee charter is available on our web site at www.aspenbiopharma.com. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.  The specific process for evaluating new directors, including stockholder-recommended nominees, will vary based on an assessment of the then current needs of the Board and the Company.  The Nominating Committee will determine the desired profile of a new director, the competencies they are seeking, including experience in one or more of the following: highest personal and professional integrity, demonstrated exceptional ability and judgment and who shall be most effective in conjunction with the other nominees to the board, in collectively serving the long-term interests of the shareholders.  Candidates will be evaluated in light of the target criteria chosen.  The Nominating Committee does not have a formal diversity policy; in addition to the foregoing it considers race and gender diversity in selection of qualified candidates.

Compensation Committee:   The Company’s Compensation Committee is comprised of, Douglas Hepler (who serves as Chair of the Committee), Mark Ratain, Michael Merson and John Landon, each of whom is an independent director. The amended and restated Compensation Committee Charter is available on our website at http://www.aspenbiopharma.com.

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

Based solely on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during and for the Company’s year ended December 31, 2010 and as of April 18, 2011, there were no directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, 4 or 5.

Code of Ethics and Whistle Blower Policy

In December 2003, the Board of Directors adopted a Code of Ethics that applies to its directors, officers (including its chief executive officer, chief operating officer, chief medical officer, chief financial officer, chief scientific officer , controller and other persons performing similar functions), and management employees generally. The Code of Business Ethics is available on our website at www.aspenbiopharma.com. We intend to post any material amendments to or waivers of, our Code of Ethics that apply to our executive officers, on this website. In addition, our Whistle Blower Policy is available on our website at http://www.aspenbiopharma.com.

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

Item 11.     EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section describes our compensation program for our named executive officers (“NEOs”) during the fiscal year ended December 31, 2010.  The following discussion focuses on our compensation program and compensation-related decisions for fiscal year 2010 and also addresses why we believe our compensation program is appropriate for the Company.

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

Procedures for determining compensation

Our Compensation Committee has the overall responsibility for designing and evaluating the salaries, incentive plan compensation, policies and programs for our NEOs.  The Compensation Committee relies on input from our Chief Executive Officer regarding the NEOs (other than himself), and on an analysis of our corporate performance.  With respect to the compensation for the Chief Executive Officer, the Compensation Committee evaluates the Chief Executive Officer’s performance and sets his compensation.  With respect to our corporate performance as a factor for compensation decisions, the Compensation Committee considers, among other aspects, our long-term and short-term strategic goals and development goals.

Our Chief Executive Officer plays a significant role in the compensation-setting process of the other NEOs and makes recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other NEOs.  The Compensation Committee, at least annually, then discusses the recommendations with the Chief Executive Officer.  The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer.  The Compensation Committee makes recommendations to the full Board of Directors for their final approval regarding the overall compensation structure for the NEOs.  In fiscal year 2010, the Compensation Committee and the Board approved the Chief Executive Officer’s recommendations for salary and bonus with respect to each of the other NEOs.

In determining the adjustments to the compensation of our NEOs, as of July 2010 we participated in the Radford Global Life Sciences Survey of compensation.  Information obtained from this survey was used in summary form for informational purposes for our compensation considerations.  We do not use such information or other information to benchmark the compensation of our NEOs.  Our Compensation Committee also relied on their experience with other public companies, and the Radford compensation data and those experiences informed and guided our compensation decisions for fiscal 2010.

Elements of compensation
The compensation of our NEOs consists primarily of four major components:

•	base salary;

•	annual incentive awards;

•	long-term equity awards; and

•	other benefits.

Base salary

The base salary of each of our NEOs is determined based on an evaluation of the responsibilities of that particular position, each NEO’s historical salary earned in similar management positions with the Company or other companies, and the Radford compensation data described above. A significant portion of each NEO’s total compensation is in the form of base salary. The salary component is designed to provide the NEOs with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth. Annually, the performance of each NEO is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer with respect to the other NEOs and its own assessment of the Chief Executive Officer, taking into account our operating and financial results for the year, a subjective assessment of the contribution of each NEO to such results, the achievement of our strategic growth and any changes in our NEOs’ roles and responsibilities.  Base salary for Mr. McGonegal was increased in 2010 to $200,000 per year as provided under the terms of his employment agreement.

Annual incentive plan

The NEOs, other than Mr. Faulkner, when he served in that capacity in 2010, participated in the Company’s annual incentive plan for senior management (the “Incentive Plan”) for 2010.  Under the Incentive Plan, management of the Company develops annual corporate goals and milestone objectives that are then approved by the Compensation Committee and the Board. The Incentive Plan is designed to recognize and reward our employees, including the NEOs, for contributing towards the achievement of our annual corporate business plan. These annual incentive awards are designed to reward near-term operating performance and the achievement of milestones critical to the Company’s success in both the near and the long-term.  The Compensation Committee believes the Incentive Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for our employees upon achievement of targeted operating results. The 2010 Incentive Plan was 60% weighted on goals related to advancement of development activities surrounding our appendicitis product, with the balance weighted between animal health advances, science leadership activities and fund raising. Specifically, the goals were:

●
Advances on AppyScore™ developments including ELISA FDA progress, cassette and instrument advances, evaluation of alternative uses for the MRP8/14 biomarker, and refinement of market and commercialization drivers for AppyScore (60% of total);

●	Advances on veterinary sciences milestones and strategies, including achievement of program milestones for the LH products and technology transfer for GMP manufacturing (15% of total);

●	Achieve specified technology and science leadership goals related to next generation product development efforts (5% of total); and

●	Achieve specified investor relations and fund raising goals (20% of total; 25% if achieved in the second quarter of 2010).

The ultimate payout for the incentive awards was determined by the board of directors based upon recommendations from the Compensation Committee, after reviewing achievement of the Company’s performance goals as well as the Chief Executive Officer’s recommendations with respect to the other NEOs. In the case of the Chief Executive Officer’s bonus, the ultimate payout is determined by the board of directors after reviewing the recommendation of the Compensation Committee.  Based upon such process, after the end of the fiscal year the Compensation Committee determined the bonuses for the officers, including the NEOs, for 2010, and recommended such awards to the Board of Directors, who approved them. Under the Incentive Plan for 2010, the pool of available dollars was reserved based upon an amount equal to 30% of the base salaries of the officers of the Company other than Greg Bennett who was based upon an amount equal to 35%, and other than Steve Lundy who was based upon an amount equal to 45% of his annual base salary, for a potential pool of $352,500.  The Compensation Committee then established and quantified the specific corporate objectives to be achieved in 2010, as set forth above.  If the corporate objectives were fully achieved, 100% of that pooled amount would then be distributed among the eligible officers at the end of the fiscal year.

For fiscal 2010, it was determined that the corporate objectives were achieved at an aggregate achievement level of 44%, therefore the available pool was $155,100.  This determination was made based on achievement of the identified goals as follows:  (1) completion of the supplemental clinical trial related to the Company’s ELISA-based AppyScore product; (2) identification of market and commercialization strategies, particularly in Europe; (3) continued advancement of the cassette and instrumentation system for AppyScore; (4) progress on a development strategy for the animal health business; and (5) successful completion of a registered direct fundraising transaction in May 2010; tempered by delays in the ability to pursue 510(k) clearance from the FDA for AppyScore following an evaluation of the supplemental clinical trial results.  Following such determinations, such 44% achievement percentage was applied to the available pool for bonus awards under the 2010 Incentive Plan.  Management then made recommendations, that were reviewed and approved by the Compensation Committee and, ultimately, the Board to allocate such available pool among the officers based upon their contribution, in their respective positions with the Company, to achievement of such corporate objectives.  The Compensation Committee believes the incentive awards were warranted and consistent with the contributions of the NEOs during 2010 to achievement of the targeted corporate objectives.

The Company has a small leadership team, and its members function as part of a unit to achieve the corporate objectives.  No additional individual goals or objectives were considered in the determination of bonuses awarded under the 2010 Incentive Plan; only the achievement of the above-identified corporate objectives was considered.  The total pool of available dollars was allocated based on such leadership and group participation in meeting the corporate objectives achieved, and the pool of available dollars did not exceed the aggregate available.  See “Executive Compensation - Summary Compensation Table” for the actual bonuses awarded to the NEOs, other than Mr. Faulkner, under the 2010 Incentive Plan.

Long-term equity awards

The Compensation Committee believes that it is essential to align the interests of the NEOs with the interests of our shareholders, and believes the best way to accomplish this alignment is through awards of long-term, equity-based compensation. The Compensation Committee has also identified the need to recruit and retain experienced, high performing executives, and equity-based awards assist in such recruitment and retention. Such awards are made under the AspenBio Pharma Amended and Restated 2002 Stock Incentive Plan, as amended (the “Plan”).

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

The Board of Directors made annual stock option awards to the NEOs in January 2010.  The NEO annual awards for stock options, other than the Chief Executive Officer, are generally awarded at the same level for each NEO and have been based upon the same annual award levels as used for the grants to non-employee directors.  The stock options generally have a term of ten years and are subject to time-based vesting over three years.  In addition, for certain NEOs performance-based vesting, tied to achievement of specific corporate goals is used to provide additional incentives to tie compensation more closely to the defined needs of the Company.  During 2010 certain of the stock options awarded to Mr. Lundy, our CEO upon his joining the Company, as provided in their terms at issuance, were vested upon the successful completion of the May 2010 capital-raising transaction.

The Company has adopted a Change in Control policy for the Plan.  A “Change in Control” is defined under the Plan as (i) the acquisition, directly or indirectly, by any person or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) of the beneficial ownership of more than fifty percent of the outstanding securities of the Company, (ii) a merger or consolidation in which the Company is not the surviving entity, (iii) the sale or transfer or other disposition of all or substantially all of the assets of the Company, (iv) the complete liquidation or dissolution of the Company or (v) any reverser merger in which the Company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of the Company’s outstanding securities are transferred.  Under the adopted policy, in the event of a Change in Control, all outstanding unvested stock option and rights granted under the Plan and held by Directors and NEOs will fully vest.  The Board believes that this acceleration of vesting of outstanding awards provides the executives at risk for job loss in any Change of Control with certainty as to the impact of the Change in Control on such long-term compensation.

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

Severance Benefits.  We have entered into employment agreements with each NEO. These agreements provide our NEOs with certain severance benefits in the event of involuntary termination. See “Executive Compensation — Employment agreements and post-employment benefits.”

Pension benefits.  The Company has no defined benefit plans, supplemental executive retirement plans or actuarial plans.

Nonqualified defined contribution and other deferred compensation plans.  The Company does not have any nonqualified defined contribution or deferred compensation plans.

EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

This table provides disclosure, for fiscal years 2010, 2009 and 2008 for the Named Executive Officers, who are (1) any individual serving in the office of Chief Executive Officer (CEO) during any part of 2010, and the Company’s two most highly compensated executive officers, other than the CEO, who were serving in such capacity on December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)	Total ($)

Stephen T. Lundy, Chief Executive	2010	212,596	726,400	42,100	16,963	998,059
Officer and President (1) (2)

Daryl J. Faulkner, Former Executive	2010	192,308	220,750	-	37,903	450,961
Chair; Former Chief Executive Officer (2) (3)	2009	233,974	696,000	-	61,284	991,258

Gregory L. Bennett, Senior Vice	2010	225,000	88,300	50,000	7,024	370,324
President, Product Development and	2009	-	340,200	-	51,042	391,242
Manufacturing (4)

Jeffrey G. McGonegal, Chief Financial	2010	200,000	88,300	35,000	19,722	343,022
Officer (5)	2009	167,523	54,800	40,000	18,390	280,713
	2008	110,000	156,320	-	20,613	286,933

_______________
(1)
Stephen T. Lundy joined the Company on March 24, 2010 as Chief Executive Officer and President.  Mr. Lundy also serves as a director of the Company; he does not receive additional compensation for serving in such role. Amounts included in “All Other Compensation” in 2010 include: temporary living and travel accommodations he was provided at a total cost of $7,024 and coverage under the Company’s group medical plan at a total cost of $9,939.

(2)
The “Option Awards” columns reflect the grant date fair value for all stock option awards granted under the Plan during 2008, 2009 and 2010.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (previously known as Statement of Financial Accounting Standards No. 123(R)) (ASC 718), without regard to any estimate of forfeiture for service vesting.  The amounts for 2008 have been restated to comply with revised disclosure rules of the Securities and Exchange Commission (SEC).  Assumptions used in the calculation of the amounts in these columns for 2008, 2009, and 2010 are included in footnotes 1 and 7 to the Company’s audited financial statements for the fiscal year ended December 31, 2010, included in the Original Filing.  The closing price of the Company’s common stock on March 24, 2010 (the date of the stock option new hire incentive award to Mr. Lundy) was $2.28 per share; and on January 26, 2009 (the date of the stock option new hire incentive award to Mr. Faulkner) was $1.69 per share.  The closing price of the Company’s common stock on April 28, 2011 was $0.66 per share.

(3)
Mr. Faulkner served as interim Chief Executive Officer and President of the Company from February 10, 2009 through March 23, 2010.  During his tenure as interim Chief Executive Officer, Mr. Faulkner also served as Executive Chairman and a Director and did not receive any additional compensation for service on the Board.  Mr. Faulkner continued as the Executive Chairman of the Board from March 24, 2010 through October 7, 2010.  Effective October 7, 2010, Mr. Faulkner stepped down as the Executive Chairman and remained on the board as a director.   Amounts included in “All Other Compensation” include: temporary living and travel accommodations he was provided at a total cost of $15,724 and $49,271 in 2010 and 2009 and coverage under the Company’s group medical plan at a total cost of $19,449 and $12,013 in 2010 and 2009. Also included in “All Other Compensation” for 2010 is $2,730 in compensation for service as a non-employee director commencing October 2010.

(4)
Mr. Bennett joined the Company on January 1, 2010 as Senior Vice President, Product Development and Manufacturing. Prior to joining the Company he was served as a consultant to the Company. Amounts included in “All Other Compensation” include: temporary living and travel accommodations he was provided at a total cost of $7,024 in 2010.  In 2009 $51,042 was paid in consulting payments to Mr. Bennett.

(5)
Mr. McGonegal’s base compensation was adjusted to $225,000 effective January 1, 2011, as provided for under the terms of his employment agreement.  The amount included in “All Other Compensation” includes the amount paid on his behalf for group medical benefits.

(6)
The “Non-Equity Incentive Plan Compensation” column reflects the annual cash bonuses earned under the Incentive Plan.  The non-equity incentive plan compensation listed was earned for the fiscal year reported, but paid in the subsequent year.

2010 GRANT OF PLAN-BASED AWARDS TABLE

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)		All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (4)
		Threshold	Target	(#)	($/Sh)	($)

Stephen T. Lundy (1)	3-12-2010	$0	$123,750
	3-24-2010			400,000	$2.28	$726,400

Daryl J. Faulkner	3-11-2010	N/A	N/A
	1-19-2010			125,000	$2.20	$220,750

Gregory L. Bennett	3-11-2010	$0	$78,750
	1-19-2010			50,000	$2.20	$88,300

Jeffrey G. McGonegal	3-11-2010	$0	$60,000
	1-19-2010			50,000	$2.20	$88,300

________________________
(1)
Mr. Lundy joined the Company on March 24, 2010, as Chief Executive Officer and President.  The employment agreement executed on such date established his target bonus award for 2010 at 45% of base salary, and documented his new hire stock options award identified above.

(2)
The target bonus amounts under the Incentive Plan reflect the potential payout if the identified goals are achieved at the 100% level.  There is no maximum amount, and if the established goals are not achieved the NEOs could receive no annual incentive award.  See above under “Compensation Discussion and Analysis - Annual incentive plan” for a discussion of the fiscal 2010 annual incentive plan goals, and see above under “- Summary compensation table” for the actual payouts for fiscal 2010.

(3)
The “All Other Option Awards” column represents Non-Qualified Stock Options granted under the Plan.  The options will vest and become exercisable in three installments of one-third each on the first, second, and third anniversary of the date of grant.  In the event of a change in control, any unvested stock options will vest.

(4)
The “Grant Date Fair Value” for the stock option awards was determined by using the Black-Scholes option pricing model.  The dividend yield assumption was 0%; the expected volatility assumption ranged from 110 to 112%; the risk-free interest rate assumption ranged from 2.48 to 2.62%; and the expected term was five years.  These numbers are calculated based on the disclosure requirements and do not reflect the Company’s estimate of future stock price growth.  Use of this model should not be viewed in any way as a forecast of the future performance of the Company’s common stock, which will be determined by future events and unknown factors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date ($)

Stephen T. Lundy (1)	100,000	300,000	--	2.28	3-24-2020

Daryl J. Faulkner (2)	166,667	333,333	--	1.69	1-26-2019
	--	125,000	--	2.20	1-19-2020

Gregory L. Bennett (3)	100,000	100,000	--	2.09	9-26-2019
	--	50,000	--	2.20	1-19-2020

Jeffrey G. McGonegal (4)	60,000	--	--	1.47	6-17-2013
	140,000	--	--	1.21	1-19-2014
	100,000	--	--	0.75	8-24-2014
	50,000	--	--	0.80	3-24-2015
	50,000	--	--	2.96	1-24-2017
	26,667	13,333	--	6.63	1-17-2018
	16,667	33,333	--	1.33	1-27-2019
	--	50,000	--	2.20	1-19-2020
_________________
(1)
Includes options to purchase 400,000 shares at $2.28 per share which were granted on March 24, 2010.  All options are scheduled to vest 33% on the first and second anniversaries and 34% on the third anniversary of the grant date with the exception of 100,000 shares of the March 24, 2010 stock options which vested early based upon their terms, upon the completion of the May 2010 capital raising transaction.

(2)
Includes options to purchase 500,000 shares at $1.69 per share which were granted on January 26, 2009 and options to purchase 125,000 shares at $2.20 per share which were granted on January 19, 2010.  All options are scheduled to vest 33% on the first and second anniversaries and 34% on the third anniversary of the grant date with 100,000 of the options granted on January 26, 2009 subject to forfeiture restrictions. The forfeiture restrictions related to 50,000 of such stock options lapsed upon after the successful completion of the October 2009 capital raising transaction and 50,000  unvested stock options contingent upon the receipt of FDA approval for the ELISA appendicitis test were forfeited in 2011.

(3)
Includes options to purchase 200,000 shares at $2.09 per share which were granted on September 26, 2009 and options to purchase 50,000 shares at $ 2.20 per share which were granted on January 19, 2010.  The options exercisable at $2.09 were granted to Mr. Bennett when he was serving as a consultant with the Company and they vest in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expire in ten years from the grant date.  The options exercisable at $2.20 each are scheduled to vest 33% on the first and second anniversaries and 34% on the third anniversary of the grant date and expire in ten years from the grant date.

(4)
Includes options to purchase 60,000 shares at $1.47 per share which were granted on June 17, 2003, options to purchase 140,000 shares at $1.21 per share which were granted January 19, 2004, options to purchase 100,000 shares at $.75 per share which were granted August 24, 2004, options to purchase 50,000 shares at $.80 per share which were granted March 24, 2005, options to purchase 50,000 shares at $2.96 per share which were granted January 24, 2007, options to purchase 40,000 shares at $6.63 per share which were granted January 17, 2008, options to purchase 50,000 shares at $ 1.33 per share which were granted on January 27, 2009, and options to purchase 50,000 shares at $ 2.20 per share which were granted on January 19, 2010.  All options are scheduled to vest 33% on the first and second anniversaries and 34% on the third anniversary of the grant date with the exception of the stock options granted March 24, 2005 which were fully vested at grant date.

Options Exercises and Stock Vested

During the year ended December 31, 2010, none of the Named Executive Officers exercised stock options or had any stock awards vest.

Employment Agreements and Post-Employment Benefits

The Company has entered into employment agreements with, and provides post-employment benefits to, its  Named Executive Officers as follows:

    Chief Executive Officer

On March 24, 2010, we entered into an employment agreement with Mr. Lundy for a one-year term which automatically renews each anniversary thereafter (unless terminated by either party as provided in the agreement). The agreement provides in the event that the agreement is terminated by the Company for other than cause, or if terminated by the Executive in the event of a change in control, severance payments based upon Mr. Lundy’s salary will be made for twelve months.  In the event of death or disability, severance payments based upon Mr. Lundy’s salary will be made for three months.

    Former Chief Executive Officer and Executive Chairman

On January 19, 2009, the Company entered into an employment agreement with Mr. Faulkner under which he served as Chief Executive Officer until March 24, 2010, and as Executive Chairman until October 7, 2010.  Under the agreement, Mr. Faulkner would have received severance benefits equal to salary and benefits for six months following any termination for other than death or disability, and similar severance benefits for three months following termination for death or disability.  The employment agreement was terminated by mutual consent on October 7, 2010.  Mr. Faulkner’s health benefits were paid by the Company until December 31, 2010.

    Senior Vice President, Product Development and Manufacturing

On January 1, 2010, we entered into an employment agreement with Mr. Bennett for a one-year term which automatically renews each anniversary thereafter (unless terminated by either party as provided in the agreement). The agreement provides in the event that the agreement is terminated by the Company for other than cause, or if terminated by the Executive in the event of a change in control, severance payments based upon Mr. Bennett’s salary will be made for six months.  In the event of death or disability, severance payments based upon Mr. Bennett’s salary will be made for six months.

    Chief Financial Officer

On February 2, 2009, we entered into an employment agreement with Mr. McGonegal for a one-year term which automatically renews each anniversary thereafter (unless terminated by either party as provided in the agreement). The agreement provides in the event that the agreement is terminated by the Company for other than cause, or if terminated by the Executive in the event of a change in control, severance payments based upon Mr. McGonegal’s salary will be made for six months.  In the event of death or disability, severance payments based upon Mr. McGonegal’s salary will be made for six months.

Post-Employment Benefits

The following table discloses the post-employment termination benefits that would have been received by the NEOs if a termination event had occurred on December 31, 2010:

Named Executive Officer	Benefit	Termination without Cause ($)	Death or Disability ($)	Change In Control (Single Trigger) ($)	Change In Control (Double Trigger) ($)

Stephen T. Lundy	Severance	275,000	68,750	-	275,000
	Options (1)	-	-	-	-
	Total	275,000	68,750	-	275,000
				-
Daryl J. Faulkner	Severance	-	-	-	-
	Options (1)	-	-	-	-
	Total	-	-	-	-
				-
Gregory L. Bennett	Severance	112,500	112,500	-	112,500
	Options (1)	-	-	-	-
	Total	112,500	112,500	-	112,500
				-
Jeffrey G. McGonegal	Severance	100,000	100,000	-	100,000
	Options (1)	-	-	-	-
	Total	100,000	100,000	-	100,000
_________________

(1)	As of December 31, 2010, all unvested stock options has exercise prices above the closing trading price of the Common Stock of $0.60. Therefore, no value is attributable to such stock options.

DIRECTOR COMPENSATION

Since February 1, 2008, each non-employee director receives cash compensation of $1,000 per month. On October 7, 2010, upon becoming non-executive Chair of the Board, Gail Schoettler began receiving cash compensation of $2,000 per month.  Our independent directors typically receive a stock option upon joining and additional options over time, generally annually.  As additional compensation for service as non-executive chair, Ms. Schoettler will receive awards equal to 1.5 times the awards made to the other non-employee directors when they are made.  The directors are also reimbursed for all expenses incurred by them in attending board and committee meetings.

Name	Cash Fees Paid Monthly ($)	Option Awards ($) (7)	Total ($)

Gail Schoettler (1)	15,000	88,300	103,300
John Landon (6)	12,000	88,300	100,300
Douglas Hepler (2)	12,000	88,300	100,300
Michael R. Merson (5)	12,000	88,300	100,300
Mark Ratain, M.D. (4)	12,000	88,300	100,300
David Welch (3)	12,000	88,300	100,300

_______________
(1)
On January 19, 2010, Ms. Schoettler was granted options to purchase 50,000 shares at $2.20 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2010, Ms. Schoettler held a total of 500,000 options to purchase shares of our common stock.

(2)
On January 19, 2010, Mr. Landon was granted options to purchase 50,000 shares at $2.20 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2010, Mr. Landon held a total of 167,035 options to purchase shares of our common stock.

(3)
On January 19 2010, Mr. Hepler was granted options to purchase 50,000 shares at $2.20 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2010, Mr. Hepler held a total of 400,000 options to purchase shares of our common stock.

(4)
On January 19, 2010, Mr. Merson was granted options to purchase 50,000 shares at $2.20 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2010, Mr. Merson held a total of 165,674 options to purchase shares of our common stock.

(5)
On January 19, 2010, Dr. Ratain was granted options to purchase 50,000 shares at $2.20 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2010, Dr. Ratain held a total of 166,313 options to purchase shares of our common stock.

(6)
On January 19, 2010, Mr. Welch was granted options to purchase 50,000 shares at $2.20 per share, vesting over three years in arrears and expiring in ten years. As of December 31, 2010, Mr. Welch held a total of 400,000 options to purchase shares of our common stock.

(7)
The “Option Awards” columns reflect the grant date fair value for all stock option awards granted to non-employee directors under the Plan during 2010.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (previously known as Statement of Financial Accounting Standards No. 123(R)) (ASC 718), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts in this column are included in footnotes 1 and 7 to the Company’s audited financial statements for the fiscal year ended December 31, 2010, included in the Original Filing.

COMPENSATION COMMITTEE REPORT
To the Board of Directors of AspenBio Pharma, Inc.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, as set forth on pages 6-8 of this Form 10-K/A, with management of the Company.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Respectfully submitted,
The Compensation Committee of AspenBio Pharma, Inc.
Douglas Hepler, Chair
Michael R. Merson, Member
Mark J. Ratain, Member
John H. Landon, Member

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares of the Company’s common stock outstanding at March 31, 2011 was 40,138,324. The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 31, 2011 by each Company director and each executive officer then serving, by all directors and executive officers as a group, and sets forth the number of shares of Company common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2011 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the knowledge of the directors and executive officers of the Company, as of March 31, 2011, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below. Unless otherwise indicated, the address of each individual named below is the address of the company, 1585 South Perry Street, Castle Rock, CO 80104.

Name and Address	Number of Shares	Percent

Stephen T. Lundy (1)	233,333	*
Daryl J. Faulkner (2)	368,334	*
Gail S. Schoettler (3)	465,000	1.2%
Douglas I. Hepler (4)	391,300	*
John H. Landon (5)	94,690	*
Michael R. Merson (6)	99,183	*
Gregory Pusey (7)	1,393,847	3.4%
Mark J. Ratain (8)	116,313	*
David E. Welch (9)	350,000	*
Gregory L. Bennett (10)	116,667	*
Jeffrey G. McGonegal (11)	730,531	1.8%
Erik S. Miller (12)	—	*

All Officers and Directors as a Group	4,359,198	10.8%
(12 persons) (13)

RMB Capital Management, LLC	2,082,422	5.2%
115 S. LaSalle St., 34th Floor
Chicago, IL 60603 (14)

The Peierls Foundation, Inc.	3,178,313	8.4%
c/o U.S. Trust Company of N.Y.
114 West 47th Street
New York, N.Y. 10036 (15)

____________________
* Holds less than 1%

(1)
Consists of options to acquire 233,333 shares at $2.28 per share.  Does not include options of acquire 166,667 shares at $2.28 per share which are scheduled to vest 133,333 in March 2012 and 33,334 in March 2013, and also excludes 90,000 shares that were granted in January 2011 at $.59 per share which vest annually over three years commencing in January 2012.

(2)
Includes 10,000 common shares held by the Daryl J. and Terri L Faulkner Family Trust. Also includes options to acquire 316,667 shares at $1.69 per share and 41,667 shares at $2.20 per share.  Does not include options to acquire 133,333 shares at $1.69 per share which are scheduled to vest in January 2012, options to acquire 83,333 shares at $2.20 per share which are scheduled to vest equally in January 2012 and January 2013, and 50, 000 shares that were granted in January 2011 at $.59 per share which vest annually over three years commencing in January 2012.

(3)
Includes 15,000 shares directly owned. Also includes options to purchase 100,000 shares at $1.47 per share, options to purchase 50,000 shares at $.85 per share, options to purchase 100,000 shares at $.96 per share, options to purchase 50,000 shares at $1.60 per share, options to purchase 50,000 shares at $2.96 per share, options to purchase 50,000 shares at $6.63 per share and options to acquire 33,333 shares at $1.33 per share and options to purchase 16,667 shares at $2.20 per share which vests equally in January 2012 and 2013.  Excludes options to purchase 16,667 shares at $1.33 per share which vest in January 2012, options to acquire 33,333 shares at $2.20 per share which vest in equally in January 2012 and January 2013, and also excludes options to acquire 75,000 shares at $.59 per share which vest annually over three years commencing in January 2012.

(4)
Includes 9,000 shares directly and jointly owned with his wife plus 32,300 shares held solely by Dr. Hepler's wife. Dr. Hepler disclaims ownership of the shares held soley by his wife. Also includes options to purchase 100,000 shares at $1.50 per share, options to purchase 50,000 shares at $.80 per share, options to purchase 50,000 shares at $ 1.60 per share, options to purchase 50,000 shares at $2.96 per share, options to purchase 50,000 shares at $6.63 per share, options to purchase 33,333 shares at $1.33 per share, and options to purchase 16,667 shares at $2.20 per share. Excludes options to purchase 16,667 shares at $1.33 per share which vest in January 2012, 33,333 options at $2.20 per share which vest equally in January 2012 and January 2013, and also excludes options to 50,000 shares at $.59 per share which vest annually over three years commencing in January 2012.

(5)
Includes options to acquire 44,690 shares at $5.87 per share, options to acquire 33,333 shares at $1.33 per share and options to acquire 16,667 shares are $2.20. Excludes options to purchase 22,345 shares at $5.87 per share which vest in December 2011, options to purchase 16,667 shares at $1.33 per share which vest in January 2012, options to acquire 33,333 options at $2.20 which vest equally in January 2012 and January 2013 and also excludes options to acquire 50,000 shares at $.59 per share which vest annually over three years commencing in January 2012.

(6)
Includes 5,400 shares held directly.  Also includes options to purchase 43,783 shares at $6.38 per share, options to acquire 33,333 shares at $1.33 per share, and also includes options to acquire 16,667 shares at $2.20 per share.  Excludes options to acquire 21,891 shares at $6.38 per share which vest in July 2011, options to acquire 16,667 shares at $1.33 per share which vest in January 2012, options to acquire 33,333 shares at $2.20 per share which vest equally in January 2012 and January 2013 and also excludes options to acquire 50,000 shares at $.59 per share which vest annually over three years commencing in January 2012.

(7)
Includes 736,276 shares directly owned by Mr. Pusey.  Also, includes 76,466 shares held by Mr. Pusey’s wife and his wife's IRA account; however Mr. Pusey disclaims beneficial ownership of these shares. Also includes: (i) 60,433 shares held in Mr. Pusey's IRA account, (ii) 6,409 shares held jointly with his wife and (iii) 14,263 shares held by Cambridge Holdings Ltd.  Mr. Pusey is President, a director and principal shareholder of Cambridge.  Further, Mr. Pusey’s beneficial ownership includes options to acquire 100,000 shares at $1.21 per share, options to acquire 250,000 options at $0.80 per share, options to acquire 50,000 shares at $2.96 per share, options to acquire 50,000 shares at $6.63 per share and options to acquire 33,333 shares at $1.33 per share and 16,667 at $2.20 per share. Excludes options to acquire 16,667 shares at $1.33 per share which vest in January 2012, 33,333 shares at $2.20 which vest equally in January 2012 and January 2013, and also excludes options to acquire 50, 000 shares at $.59 per share which vest annually over three years commencing in January 2012.

(8)
Includes options to acquire 66,313 shares at $6.13 per share and options to acquire 33,333 shares at $1.33 per share, and includes 16,667 shares at $2.20 per share. Excludes, options to purchase 16,667 shares at $1.33 per share which vest in January 2012, excludes options to acquire 33,333 shares at $2.20 per share which vest equally in January 2012 and January 2013 and also excludes options to acquire 50,000 shares at $.59 per share which vest annually over three years commencing in January 2012.

(9)
Includes options to acquire 100,000 shares at $.76 per share, options to acquire 50,000 shares at $.80 per share, options to acquire 50,000 shares at $1.60 per share, options to purchase 50,000 shares at $2.96 per share, options to purchase 50,000 shares at $6.63 per share, options to purchase 33,333 shares at $1.33 per share, and options to purchase 16,667 shares at $2.20 per share which vests in January 2012.  Excludes options to purchase 16,667 shares at $1.33 per share which vest in January 2012, 33,333 options at $2.20 per share which vest equally in January 2012 and January 2013 and also excludes options to acquire 50,000 shares $.59 per share which vests annually over three years commencing in January 2012.

(10)
Includes options to acquire 100,000 shares at $2.09 per share and options to acquire 16,667 shares at $2.20 per share. Excludes options to acquire 100,000 shares at $2.09 per share which are scheduled to vest 50,000 in September 2011 and 50,000 in September 2012, options to acquire 33,333 share at $2.20 per share that are scheduled to vest equally in January 2012 and January 2013, and options to acquire 50,000 shares at $2.20 per share which vest annually over three years commencing in January 2012.

(11)
Includes 224,031 shares held directly and 1,500 shares owned by his daughter however Mr. McGonegal disclaims beneficial ownership of the shares owned by his daughter.  Also includes 15,000 shares held in Mr. McGonegal's IRA account.  Also includes options to purchase 60,000 shares at $1.47, options to acquire 140,000 shares at $1.21 per share, options to acquire 100,000 shares at $.75 per share, options to purchase 50,000 shares at $.80 per share, options to purchase 50,000 shares at $2.96 per share, options to purchase 40,000 shares at $6.63 per share, options to acquire 33,333 shares at $1.33 per share and options to acquire 16,667 shares at $2.20 per share. Excludes options to purchase 16,667 shares at $1.33 per share which vest in January 2012, 33,333 shares at $2.20 per share which scheduled to vest equally in January 2012 and January 2013, and also excludes options to acquire 50,000 shares at $059 per share which vest annually over three years commencing in January 2012.

(12)	Excludes options to purchase 200,000 shares at $.65 per share which vest annually over three years commencing in January 2012.

(13)	Includes footnotes (1) through (12).

(14)	Information is based upon holdings as of December 31, 2010 as reported on Schedule 13G filed on February 9, 2011.

(15)	Information is based upon holdings as of December 31, 2009 as reported on Schedule 13G filed on February 16, 2010.

Changes in Control

        There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized Under Equity Compensation Plans Information

        The Company currently has one equity compensation plan. The Amended and Restated 2002 Stock Incentive Plan, as amended (the "Plan"), was approved by the board of directors and adopted by the stockholders on May 20, 2002, was amended and restated and approved by the board of directors and stockholders in June 2007. At our annual meeting of stockholders held in November 2010 our stockholders last approved an amendment to the Plan which increased the number of shares reserved under the Plan to 6,800,000.

        The following table gives information about the Company's Common Stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	5,516,789	$2.12	1,022,168
Equity compensation plans not
approved by security holders	—	$—	—

Total	5,516,789	$2.12	1,022,168

 Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Except for the employment agreements previously entered into between the Company and certain of its executive officers (as described in Item 11 above), since January 1, 2010, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect the Company.

        Information about the independence of our non-employee directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, “Directors, Executive Officers, and Corporate Governance” herein.

Item 14.    Principal Accountant Fees and Services.

        During the years ended December 31, 2010 and 2009, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2010	2009

Audit Fees	$106,000	$120,000
Audit Related Fees	—	—
Tax Related Fees	—	—
All Other Fees	—	—

         Audit fees in 2010 and 2009 relate to the financial statement audits and the audit of internal controls over financial reporting, the quarterly reviews and assistance with the filing of Form S-3 in 2010 and Form S-3 in 2009. All of the services performed by the independent registered public accounting firm were approved by the Company’s audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

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

10.5.2	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.5.3	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.6	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (5)
10.6.1	Amendment to Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (5)
10.6.2	Amendment to Exclusive License Agreement with Novartis Animal Health, dated July 26, 2010 (15)
10.7	Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (6)
10.8	Assignment and Consultation Agreement, dated May 29, 2003, between AspenBio and John Bealer, M.D. (7)
10.9	Employment Agreement with Greg Bennett effective as of January 1, 2010. (12)
10.10	Employment Agreement with Greg Pusey effective as of January 1, 2010. (12)
10.11	Employment Agreement with Stephen Lundy effective as of March 24, 2010. (12)
10.12	Form of Stock Option Agreement under the 2002 Stock Incentive Plan, as amended and restated and amended. (12)
10.13	Non-Employee Director Compensation. (12)
14	Form of Code of Ethics (12)

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *

____________________
*	Filed herewith.
(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (File no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005
(3)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(6)	Incorporated by reference from the registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.

(7)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.
(8)	Incorporated by reference from the registrant's Report on Form 8-K dated January 19, 2009, filed January 23, 2009.
(9)	Incorporated by reference from the registrant's Report on Form 10-KSB for the year ended December 31, 2007, filed March 21, 2008.
(10)	Incorporated by reference from the registrant’s Report on Form 8-K dated and filed on April 30, 2010.
(11)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010.
(12)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.
(13)	Incorporated by reference from the registrant’s Registration Statement on Form S-8, filed June 22, 2007.
(14)	Incorporated by reference from the registrant’s Report on Form 8-K, dated November 22, 2010 and filed November 29, 2010.
(15)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2010, filed April 15, 2011.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on May 2, 2011 by the undersigned thereunto duly authorized.

ASPENBIO PHARMA, INC.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on May 2, 2011 in the capacities indicated.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer (principal executive officer)

/s/ Gail S. Schoettler
Gail S. Schoettler, Non-Executive Chair and Director

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Gregory Pusey
Gregory Pusey, Vice President and Director

/s/ Daryl Faulkner
Daryl J. Faulkner, Director

/s/ Douglas I. Hepler
Douglas I. Hepler, Director

/s/ David E. Welch
David E. Welch, Director

/s/ Mark J. Ratain
Mark J. Ratain, Director

/s/ Michael R. Merson
Michael R. Merson, Director

/s/ John H. Landon
John H. Landon, Director