Form 10-Q
period 2011-03-31
AspenBio Pharma, Inc.
filed 2011-05-13
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of no par value common stock outstanding as of May 10, 2011 was 40,138,324.

ASPENBIO PHARMA, INC.

 PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
AspenBio Pharma, Inc.
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,140,814	$8,908,080
Short-term investments (Note 1)	1,239,929	2,932,188
Accounts receivable, net (Note 7)	68,039	73,176
Inventories, finished goods	4,442	17,130
Prepaid expenses and other current assets	297,652	376,047

Total current assets	9,750,876	12,306,621

Property and equipment, net (Note 2)	3,051,345	3,107,134

Other long term assets, net (Note 3)	1,804,552	1,745,350

Total assets	$14,606,773	$17,159,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,350,761	$1,126,172
Accrued compensation	22,972	227,570
Accrued expenses	1,054,050	357,685
Current portion of notes and other obligations (Note 4)	151,409	273,861
Deferred revenue, current portion (Note 7)	71,062	746,062

Total current liabilities	2,650,254	2,731,350

Notes and other obligations, less current portion (Note 4)	2,515,697	2,546,682
Deferred revenue, less current portion (Note 7)	615,871	633,636

Total liabilities	5,781,822	5,911,668

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 5, 6 and 8):
Common stock, no par value, 60,000,000 shares authorized;
40,138,324 shares issued and outstanding, each period	66,437,902	66,054,554
Accumulated deficit	(57,612,951)	(54,807,117)

Total stockholders' equity	8,824,951	11,247,437

Total liabilities and stockholders' equity	$14,606,773	$17,159,105

 See Accompanying Notes to Unaudited Condensed Financial Statements

 AspenBio Pharma, Inc.
Statements of Operations
Three Months Ended March 31
(Unaudited)

	2011	2010

Sales (Note 7)	$97,316	$142,133
Cost of sales	12,827	65,566

Gross profit	84,489	76,567

Other revenue - fee (Note 7)	17,765	15,987

Operating expenses:
Selling, general and administrative	1,603,473	1,883,677
Research and development	1,271,995	2,044,197

Total operating expenses	2,875,468	3,927,874

Operating loss	(2,773,214)	(3,835,320)

Other income (expense):
Interest income	8,247	12,309
Interest expense	(44,867)	(48,425)
Other, net	4,000	—

Total other expense	(32,620)	(36,116)

Net loss	$(2,805,834)	$(3,871,436)

Basic and diluted net loss per share	$(.07)	$(.10)

Basic and diluted weighted average number
of shares outstanding	40,138,324	37,500,486

See Accompanying Notes to Unaudited Condensed Financial Statements

 AspenBio Pharma, Inc.
Statements of Cash Flows
Three Months Ended March 31
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(2,805,834)	$(3,871,436)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock-based compensation for services	383,348	594,752
Depreciation and amortization	134,103	108,887
Amortization of license fee	(17,765)	(15,987)
Impairment charges	16,361	13,899
(Increase) decrease in:
Accounts receivable	5,137	9,133
Inventories	12,688	44,184
Prepaid expenses and other current assets	78,395	28,391
Increase (decrease) in:
Accounts payable	224,589	16,510
Accrued expenses	491,767	(64,212)
Deferred revenue	(675,000)	—

Net cash used in operating activities	(2,152,211)	(3,135,879)

Cash flows from investing activities:
Sales of short-term investments	1,692,259	510,120
Purchases of property and equipment	(43,974)	(48,912)
Purchases of patent and trademark application costs	(109,903)	(66,765)

Net cash provided by investing activities	1,538,382	394,443

Cash flows from financing activities:
Repayment of notes payable	(153,437)	(27,460)
Proceeds from exercise of stock warrants and options	—	172,028

Net cash provided by (used in) financing activities	(153,437)	144,568

Net decrease in cash and cash equivalents	(767,266)	(2,596,868)

Cash and cash equivalents at beginning of period	8,908,080	13,366,777

Cash and cash equivalents at end of period	$8,140,814	$10,769,909

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44,686	$48,238

See Accompanying Notes to Unaudited Condensed Financial Statements

 AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

 INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,”  “We,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2011, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011, are not necessarily an indication of operating results for the full year.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Company’s Board of Directors (the Board) has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. During late 2008, based upon market conditions, the investment guidelines were tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term, which criteria remain in effect. As of March 31, 2011, 84% of the investment portfolio was in cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 10% of the portfolio and none with maturities past October 2011. To date, the Company’s cumulative market loss from the investments has not been significant. For the three months ended March 31, 2011, there was approximately $374 in unrealized income, no realized gain or loss, and $3,604 in management fees.  For the three months ended March 31, 2010, there was approximately $7,538 in unrealized income, no realized gain or loss, and $4,124 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of March 31, 2011 and December 31, 2010.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Recently issued and adopted accounting pronouncements:

In October 2009, the FASB issued ASU 2010-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method, will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning January 1, 2011.   The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 6,405,000 shares as of March 31, 2011, and approximately 5,857,000 shares as of March 31, 2010) would be to decrease loss per share.

Note 2. Property and Equipment:

Property and equipment consisted of the following:

	March 31, 2011 (Unaudited)	December 31, 2010

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	250,309	235,946
Laboratory equipment	1,181,599	1,207,241
Office and computer equipment	390,731	378,431
	5,519,378	5,518,357
Less accumulated depreciation	2,468,033	2,411,223
	$3,051,345	$3,107,134

Note 3. Other Long Term Assets:

Other long term assets consisted of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Patents and trademarks and applications, net of
accumulated amortization of $223,742 and $190,829	$1,403,366	$1,342,737
Goodwill	387,239	387,239
Other	13,947	15,374
	$1,804,552	$1,745,350

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $57,000 for each of the next five fiscal years

Note 4. Debt agreements:

Notes payable and installment obligations consisted of the following:

	March 31, 2011 (unaudited)	December 31, 2010

Mortgage notes	$2,625,158	$2,653,737
Other installment obligations	41,948	166,806
	2,667,106	2,820,543
Less current portion	151,409	273,861
	$2,515,697	$2,546,682

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,700 per month in contractual interest, through June 2013 when the then remaining principal balance is due and which is estimated to be approximately $1,607,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,500 per month in contractual interest and fees.

Other installment obligations:

The Company has executed a financing agreement for certain of the Company’s insurance premiums.  At March 31, 2011, these obligations totaled $41,948, all of which are due in 2011.

Future maturities:

The Company’s debt obligations require minimum annual principal payments of approximately $123,000 for the remainder of 2011, $114,000 in 2012, $1,666,000 in 2013, $65,000 in 2014, $68,000 in 2015, and $631,000 thereafter, through the terms of the agreements.  The Company’s Exclusive License Agreement with The Washington University also requires minimum annual royalty payments of $20,000 per year during its term.

Note 5. Stockholders’ Equity:

During the three months ended March 31, 2011, there were no exercises of stock options.  During the three months ended March 31, 2010, former advisors exercised options under the Company’s 2002 Stock Incentive Plan to purchase 201,043 shares of common stock generating $172,028 in cash proceeds to the Company.

Note 6. Stock Options and Warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan, as amended (Plan).  In November 2010, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 6,100,000 to 6,800,000. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

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

▪	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the three months ended March 31 as follows:

	2011	2010

Dividend yield	0%	0%
Expected price volatility	119%	110-112%
Risk free interest rate	2.10-2.14%	2.26-2.62%
Expected term	5 years	5 years

The Company recognized total expenses for stock-based compensation and value for non-qualified options during the three months ended March 31, as follows:

	2011	2010
Stock options to employees and directors	$364,285	$441,501
Stock options to consultants for:
Animal health activities	7,190	33,460
AppyScore activities	11,873	97,358
Investor relations activities	—	22,433
Total stock-based compensation	$383,348	$594,752

The above expenses are included in the accompanying Statements of Operations in the following categories:

	2011	2010

Selling, general and administrative expenses	$371,475	$594,752
Research and development expenses	11,873	—
Total stock-based compensation	$383,348	$594,752

A summary of stock option activity under the Company’s Plan of options to employees, directors and consultants, for the three months ended March 31, 2011, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	5,516,789	$2.12
Granted	754,500.59
Exercised	—	—
Forfeited	(248,667)	1.74

Outstanding at March 31, 2011	6,022,622	$1.95	7.2	$233,000

Exercisable at March 31, 2011	3,953,982	$2.15	6.3	$41,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2011.

During the three months ended March 31, 2011, 754,500 stock options were granted under the Plan to employees, officers,  and directors exercisable at the then market price of $.59 per share, with a weighted average fair value at the grant date of $.49 per option. Included in the 754,500 options issued, existing directors and officers were granted a total of 625,000 options at an exercise price of $.59 per share and existing employees were granted 129,500 options at an exercise price of $.61 per share, all vesting over a three-year period annually in arrears and expiring in ten years.   During three months ended March 31, 2010, there were 1,302,500 options granted under the Plan with a weighted average fair value at the grant date of $1.78 per option.

During the three months ended March 31, 2011, a total of 248,667 options that were granted under the Plan to employees, including an officer, were forfeited, 17,667 of which were vested and 231,000 were unvested.  The options were exercisable at an average of $1.74 per share and were forfeited upon the employees’ terminations from the Company.  During the three months ended March 31, 2010, advisors exercised 201,043 options under the company’s Plan generating $172,028 in cash and which had an intrinsic value when exercised of $268,330.  During the three months ended March 31, 2010, a total of 18,000 options were forfeited, 10,000 were vested and 8,000 were unvested.  The options were exercisable at an average of $2.10 per share and were forfeited upon the employees’ terminations from the Company.

Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 5,119,000 options, are expected to vest in the future, under their terms.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the three months ended March 31, 2011 and 2010, was $1,726,000 and $1,661,000, respectively.

A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, directors and consultants during the three months ended March 31, 2011, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	2,530,313	$2.16	$1.67
Granted	754,500.59		.49
Vested	(985,173)	2.35	1.75
Forfeited	(231,000)	1.74	1.43
Nonvested at March 31, 2011	2,068,640	$1.55	$1.22

At March 31, 2011, based upon employee, director and consultant options granted to that point, there was approximately $1,697,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of three years.

Subsequent to March 31, 2011, a consultant was granted 200,000 non-qualified stock options exercisable at $.68 per share, expiring in ten years.  The non-qualified options are performance related with vesting tied to achieving specific AppyScore clinical and regulatory milestones.

Other common stock purchase options and warrants:

As of March 31, 2011, in addition to the stock options discussed above, the Company had outstanding 382,530 non-qualified options and warrants in connection with employment, investor relations consulting services and placement agent services. Following is a summary of such outstanding options and warrants for the three months ended March 31, 2011:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	914,276	$5.03
Granted	200,000.65
Exercised	—	—
Forfeited	(731,746)	5.26
Outstanding and exercisable at March 31, 2011	382,530	$2.29	5.6	$40,000

During the quarter ended March 31, 2011, the Company hired a Vice President of Marketing and Business who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Stock 2002 Incentive Plan, and he was granted 200,000 options for services which are exercisable at $0.65 per share. The options vest equally over a three year period on the first, second and third anniversary of the grant date and expire in ten years. During the quarter ended March 31, 2011, 45,000 investor relations consultant options which were exercisable at $12.00 per share and 686,746 warrants granted at $4.82 per share in connection with the 2010 public offering expired.

At March 31, 2011, there was approximately $100,000 in unrecognized cost for non-qualified options and warrants that will be recorded over a weighted average future period of three years.

Operating expenses for the three months ended March 31, 2011 and 2010 include $7,460 and $22,433, respectively, for the value of the non-qualified options. The fair value of options at the grant date has been estimated utilizing the Black-Scholes valuation model, with the following assumptions:

	2011	2010

Dividend yield	0%	0%
Expected price volatility	119%	128%
Risk free interest rate	1.95%	1.34-1.70%
Contractual term	5 years	3 years

Subsequent to March 31, 2011, an investor relations firm was granted 150,000 warrants to purchase shares of common stock which are scheduled to vest at 12,500 shares per month over the following twelve months and are exercisable at $1.00 per share. The warrants expire in three years (Note 8).

Note 7. Concentrations, Commitments and Contingencies

Customer Concentration

At March 31, 2011, one customer accounted for approximately 73% of total accounts receivable.  At December 31, 2010, two customers accounted for 63% and 20% of total accounts receivable. For the three months ended March 31, 2011, three customers represented more than 10% of the Company’s sales, accounting for approximately 32%, 21%, and 15%, respectively, of the sales for the period.  For the three months ended March 31, 2010, four customers represented more than 10% of the Company’s sales, accounting for approximately 23%, 19%, 12% and 11%, respectively, of the sales for the period.

Commitments:

In April 2008, the Company entered into a long-term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis” or “NAH”), to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The Exclusive License Agreement (Novartis License Agreement) between AspenBio and Novartis was effective April 2, 2008, and grants Novartis a license to AspenBio technology and a sublicense to The Washington University (WU) technology for use in bovine species products worldwide.  The term of the Novartis License Agreement continues until the expiration of the last-to-expire of the licensed patent rights, product sales are terminated, or, generally, ten years after the initial product sales if licensed patent rights are not available on a country-by-country basis.  The Novartis License Agreement provides that Novartis and AspenBio share development expenses and product sales margins under a splitting arrangement.  AspenBio’s share of development expenses is in the low double-digit range.  AspenBio’s share of the product sales margins varies depending upon the level of patent protection and competition on a country-by-country basis and varies from the very low to low double-digit range.

AspenBio received an upfront cash payment of $2,000,000 under the Novartis License Agreement, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions.  In 2010, the conditions associated with $100,000 of such milestones were satisfied.  Novartis has the right to request a refund of the $900,000 remaining milestone payment and/or terminate the agreement if the pilot study (as defined in the agreement) is not successful.  This pilot study was completed during late 2010.  NAH has informed the Company that preliminary pilot study results revealed failure of the pilot study to demonstrate the outcomes as defined in the success criteria, and NAH has requested a refund of the $900,000 milestone payment. During the three months ended March 31, 2011, the remaining unachieved milestone payment of $900,000 has been reclassified from the current portion of deferred revenue into accrued expenses as a current liability.  We received the final, detailed report of the pilot study from NAH and are in the process of reviewing it.  NAH has indicated that they would defer the refund request until we have had an opportunity to review the final report.  We plan to work with NAH to obtain additional information and understand the implications of the pilot study results on product development efforts under the Novartis License Agreement.

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

In 2004, the Company entered into an agreement with WU, under which the Company obtained exclusive proprietary rights to WU’s patent portfolio for use in the animal health industry.  The Exclusive License Agreement (WU License Agreement) was entered into effective May 1, 2004, and grants AspenBio an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited for export under U.S. laws. The term of the WU License Agreement continues until the expiration of the last of WU’s licensed patents expire. AspenBio has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and for sublicense fees received by AspenBio carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.  Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the Novartis license fees and in 2008, $190,000 was paid to WU.

Revenue recognition related to the Novartis License Agreement and WU Agreement is based primarily on the Company’s consideration of Accounting Standards Codification No. 808-10-45 (EITF 07-1), “Accounting for Collaborative Arrangements”, paragraphs 16-20.  For financial reporting purposes, the up-front license fees received from the Novartis License Agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the Novartis License Agreement.  Milestone revenue was recognized into income commencing with the date such milestones are achieved. During the year ended December 31, 2010, milestones totaling $100,000 were achieved, triggering the commencement of amortization of $100,000 of deferred revenue. As of March 31, 2011, deferred revenue of $71,062 has been classified as a current liability and $615,871 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the three months ended March 31, 2011 and 2010, $17,765 and $15,987, respectively, was recorded as the amortized license fee revenue arising from the Novartis License Agreement.

A tabular summary of the milestone categories and amounts of  deferred  revenue / revenue recognition follows:

Category	Non-refundable	Milestone contingent	Total

Prepaid by Novartis	$1,000,000	$1,000,000	$2,000,000
Due to WU	$(190,000)	$(250,000)	$(440,000)
Net carrying amounts at signing	$810,000	$750,000	$1,560,000
Milestones achieved in 2010	$100,000	$(100,000)	$-
Reclassification	$-	(750,000)	$(750,000)
Revenue amortization to March 31, 2011	$(198,067)	$-	$(198,067)
Net carrying amounts at March 31, 2011	$686,933	$-	$686,933
Commencement of revenue recognition	Upon signing / milestone achievement	Upon milestone achievement

Original amortization period	152 months	T/B/D upon milestone achievement over remaining life

As of March 31, 2011, the Company has employment agreements with four officers providing aggregate annual minimum commitments totaling $875,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provision.

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

Note 8. Subsequent Events:

Subsequent to March 31, 2011, the Company entered into an agreement with an investor relations firm to provide investor public relations for the Company for a term of twelve months at the rate of $7,500 per month.  Under the terms of the agreement, the consultant was granted 150,000 warrants to purchase shares of common stock which are scheduled to vest at 12,500 shares per month and are exercisable at $1.00 per share. The warrants expire in three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparative Results for the Three Months Ended March 31, 2011 and 2010

Sales for the three months ended March 31, 2011, totaled $97,000, which is a $45,000 or 32% decrease from the 2010 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis and single-chain animal product development.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $18,000 and $16,000 of such license fee recognized in the each of the respective three month periods ended March 31, 2011 and 2010.

Cost of sales for the three months ended March 31, 2011 totaled $13,000 which is a $53,000 or 80% decrease as compared to the 2010 period. As a percentage of sales, gross profit was 87% in the 2011 period as compared to gross profit of 54% in the 2010 period. The improvement in the gross profit percentage resulted from no fixed production cost incurred in the 2011 period.

Selling, general and administrative expenses in the three months ended March 31, 2011, totaled $1,603,000, which is a $280,000 or 15% decrease as compared to the 2010 period. Hiring of additional personnel combined with overall salary increases resulted in approximately $61,000 of additional expenses in the 2011 period, net of approximately $44,000 lower incentive accruals as no amount was accrued for in the 2011 quarter.  Total stock-based compensation and non-qualified option expenses were approximately $223,300 lower in the 2011 period, primarily due to less options being granted combined with lower computed Black-Scholes values attributable to the options granted. Expenses associated with public company activities were approximately $120,300 lower in the 2011 period.

Research and development expenses in the 2011 period totaled $1,272,000, which is a $772,000 or 38% decrease as compared to the 2010 period. The completion of the 2010 appendicitis clinical trial in mid 2010 and related development expense reductions resulted in a decrease of $1,017,000.  Current efforts related to the appendicitis test development and research increased expenses by approximately $142,000.  Expenses incurred for the single-chain animal product development increased by approximately $103,000 in the 2011 period due to the costs incurred for the equine product trial conducted in 2011.

Primarily as a result of the lower levels of cash and reduced investment returns in 2011 as compared to 2010, interest income of approximately $8,000 was earned in 2011 as compared to $12,000 in 2010.

No income tax benefit was recorded on the loss for the three months ended March 31, 2011, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

At March 31, 2011, we had working capital of $7,101,000, which included cash, cash equivalents and short term investments of $9,381,000.  We reported a net loss of $2,806,000 during the three months ended March 31, 2011, which included $516,000 in non-cash expenses relating to stock-based compensation of $383,000 and $133,000 for depreciation, amortization and impairment charges.

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

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2011 will in total be higher as compared to the amounts expended in 2010, primarily due to expected work on pre-clinical and clinical trials which will be net of lower AppyScore product development expenses.  Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the AppyScore test and the single-chain animal-health hormone products. As we continue towards commercialization of these products, including evaluation of alternatives for possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs such evaluation and related decisions will impact our future capital needs. Certain costs such as manufacturing and license / royalty agreements have different financial, logistical and operational implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary development expenditures will be to continue to advance product development and testing of the cassette and instrument version of AppyScore. During the three months ended March 31, 2011 and 2010, we expended approximately $665,000 and $1,542,000, respectively, in direct costs for the acute appendicitis test development and related efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with subsequent generations and expected improvements being made in the test. Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In April 2008, the Company entered into a long-term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The Exclusive License Agreement between AspenBio and Novartis was effective April 2, 2008, and grants Novartis a license to AspenBio technology and a sublicense to The Washington University (WU) technology (each as defined under the Novartis License Agreement) for use in bovine species products worldwide.  The term of the Novartis License Agreement continues until the expiration of the last-to-expire of the licensed patent rights, product sales are terminated, or, generally, ten years after the initial product sales if licensed patent rights are not available on a country-by-country basis.  The Novartis License Agreement provides that Novartis and AspenBio share development expenses and product sales margins under a splitting arrangement.  AspenBio’s share of development expenses is in the low double-digit range.  AspenBio’s share of the product sales margins varies depending upon the level of patent protection and competition on a country-by-country basis and varies from the very low to low double-digit range.

AspenBio received an upfront cash payment of $2,000,000 under the Novartis License Agreement, of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions.  In 2010, the conditions associated with $100,000 of such milestones were satisfied.  Novartis has the right to request a refund of the $900,000 remaining milestone payment and/or terminate the agreement if the pilot study (as defined in the agreement) is not successful.  This pilot study was completed during late 2010.  NAH has informed us that preliminary pilot study results revealed failure of the pilot study to demonstrate the outcomes as defined in the success criteria, and NAH has requested a refund of the $900,000 milestone payment which is included in accrued expenses on the accompanying balance sheet.  We received the final, detailed report of the pilot study from NAH and are in the process of reviewing it.  NAH has indicated that they would defer the refund request until we have had an opportunity to review the final report.  We plan to work with NAH to obtain additional information and understand the implications of the pilot study results on product development efforts under the Novartis License Agreement.

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

In 2004, the Company entered into an agreement with WU, under which the Company obtained exclusive proprietary rights to WU’s patent portfolio for use in the animal health industry.  The Exclusive License Agreement (WU License Agreement) between AspenBio and WU was entered into effective May 1, 2004, and grants AspenBio an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited for export under U.S. laws.   The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) to expire.  AspenBio has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and for sublicense fees received by AspenBio carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.  Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the Novartis license fees and in 2008 $190,000 was paid to WU.

For financial reporting purposes, the up-front license fees received from the Novartis License Agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the Novartis License Agreement.  Milestone revenue is or will be recognized into income commencing with the date such milestones are achieved. During the year ended December 31, 2010, milestones totaling $100,000 associated with Novartis’ evaluation of additional products were achieved, triggering the commencement of amortization of $100,000 of deferred revenue.  As of March 31, 2011, deferred revenue of $71,000 has been classified as a current liability and $616,000 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During each of the three months ended March 31, 2011 and 2010, $18,000 and $16,000 was recorded as the amortized license fee revenue arising from the Novartis License Agreement.

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

We have a permanent mortgage facility on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder (our former president). The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,700 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,607,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,500 per month in contractual interest and fees.

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

With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2011 will be lower than in 2010. The Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines require investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio).  As of March 31, 2011, 84% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 10% of the portfolio and none maturing past October 2011.  To date, we have not experienced a cumulative market loss from the investments that has exceeded $5,000.

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the investment parameters of the short term investments, the recoverability of current assets, the fair value of assets, and the Company’s liquidity. At this point in time, there has not been a material impact on the Company’s assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results.

Operating Activities

Net cash consumed by operating activities was $2,152,000 during the three months ended March 31, 2011. Cash was consumed by the loss of $2,806,000, less non-cash expenses of $383,000 for stock-based compensation and $133,000 for depreciation, amortization and impairment charges.  For the three months ended March 31, 2011, decreases in inventories and accounts receivable generated cash of $18,000. A decrease in prepaid and other current assets of $78,000 provided cash, primarily related to routine changes in operating activities.  Cash used by operations included a $716,000 increase in accounts payable and accrued expenses in 2011 offset by a decrease of $675,000 in the deferred revenue, primarily due to the reclassification of the deferred revenue under the Novartis agreement.

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

Investing Activities

Net cash inflows from investing activities generated $1,538,000 during the three months ended March 31, 2011. Sales of marketable securities totaled approximately $1,692,000.  A $154,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

Net cash inflows from investing activities generated $394,000 during the three months ended March 31, 2010. Sales of marketable securities totaled approximately $510,000.  An $116,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

Financing Activities

Net cash outflows from financing activities consumed $153,000 during the three month period ended March 31, 2011 for repayments under existing debt agreements.

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

        Investments:   The Company invests excess cash from time to time in highly liquid debt and equity securities of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Such excess funds are invested under the Company’s investment policy but an unexpected decline or loss could have an adverse and material effect on the carrying value, recoverability or investment returns of such investments. The Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2010, as amended, for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

AspenBio has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows, with such exposure associated primarily with changing interest rates on its mortgage notes and investments. Approximately 35% of the total mortgage balance is guaranteed by the U. S. Small Business Administration (“SBA”). While we periodically expend funds for products and services that are denominated in foreign country currencies we do not have any long term commitments for such purchases.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

Upon his commencement of employment, an Executive was granted stock options to purchase 200,000 shares of the Company's common stock. This stock option award was an employment-inducement grant made outside of the Company's Stock Incentive Plan, as amended, and has the following material terms. The exercise price per share of the stock options granted was $0.65, the closing trading price of the Company's common stock on the last trading day prior to January 17, 2011, which is the Grant Date. The stock options are subject to a three (3) year vesting schedule with 33.33% of such options vesting on the first, second and third anniversary of the Grant Date, respectively. In the event of a consummation of a "change of control" of the Company, any non-vested options shall become fully vested. The options are exercisable for a period of ten (10) years after the Grant Date, subject to earlier termination on cessation of service with the Company. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the warrant issuance; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: May 12, 2011		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer