Form 10-Q
period 2011-06-30
AspenBio Pharma, Inc.
filed 2011-08-09
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of no par value common stock outstanding as of August 5, 2011 was 8,028,000.

ASPENBIO PHARMA, INC.

 PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AspenBio Pharma, Inc.
Balance Sheets
	June 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$6,108,117	$8,908,080
Short-term investments (Note 1)	951,675	2,932,188
Accounts receivable (Note 7)	20,480	73,176
Inventories, finished goods	1,693	17,130
Prepaid expenses and other current assets	192,644	376,047

Total current assets	7,274,609	12,306,621

Property and equipment, net (Note 2)	2,969,818	3,107,134

Other long term assets, net (Note 3)	1,781,429	1,745,350

Total assets	$12,025,856	$17,159,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,257,327	$1,126,172
Accrued compensation	22,070	227,570
Accrued expenses	1,150,142	357,685
Notes and other obligations, current portion (Note 4)	107,455	273,861
Deferred revenue, current portion (Note 7)	71,062	746,062

Total current liabilities	2,608,056	2,731,350

Notes and other obligations, less current portion (Note 4)	2,490,379	2,546,682
Deferred revenue, less current portion (Note 7)	598,105	633,636

Total liabilities	5,696,540	5,911,668

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 30,000,000 shares authorized;
8,027,665 shares issued and outstanding, each period	66,729,559	66,054,554
Accumulated deficit	(60,400,243)	(54,807,117)

Total stockholders' equity	6,329,316	11,247,437

Total liabilities and stockholders' equity	$12,025,856	$17,159,105

 See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended June 30,
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Sales (Note 7)	$55,322	$59,132	$152,638	$201,265
Cost of sales	2,749	33,960	15,576	99,526

Gross profit	52,573	25,172	137,062	101,739

Other revenue - fee (Note 7)	17,766	16,876	35,531	32,863

Operating expenses:
Selling, general and administrative	1,360,256	2,117,906	2,963,729	4,001,583
Research and development	1,456,335	1,311,235	2,728,330	3,355,432

Total operating expenses	2,816,591	3,429,141	5,692,059	7,357,015

Operating loss	(2,746,252)	(3,387,093)	(5,519,466)	(7,222,413)

Other income (expense):
Interest income	3,112	11,848	11,359	24,157
Interest expense	(44,152)	(47,005)	(89,019)	(95,430)
Other, net	—	—	4,000	—

Total other expense	(41,040)	(35,157)	(73,660)	(71,273)

Net loss	$(2,787,292)	$(3,422,250)	$(5,593,126)	$(7,293,686)

Basic and diluted net loss per share	$(.35)	$(.44)	$(.70)	$(.95)

Basic and diluted weighted average number
of shares outstanding (Note 1)	8,027,665	7,834,901	8,027,665	7,668,424

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(5,593,126)	$(7,293,686)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock-based compensation for services	675,005	1,319,676
Depreciation and amortization	252,963	234,889
Amortization of license fee	(35,531)	(32,863)
Impairment charges	59,503	56,225
Decrease in:
Accounts receivable	52,696	25,819
Inventories	14,609	63,762
Prepaid expenses and other current assets	183,403	12,896
Increase (decrease) in:
Accounts payable	131,155	(711,464)
Accrued liabilities	792,457	(107,073)
Accrued compensation	(205,500)	(14,332)
Deferred revenue	(675,000)	—

Net cash used in operating activities	(4,347,366)	(6,446,151)

Cash flows from investing activities:
Purchases of short-term investments	(312,763)	(3,909,994)
Sales of short-term investments	2,293,276	545,583
Purchases of property and equipment	(65,128)	(150,189)
Patent and trademark acquisition costs	(145,273)	(235,824)

Net cash provided by (used in) investing activities	1,770,112	(3,750,424)

Cash flows from financing activities:
Repayment of notes payable and other obligation	(222,709)	(54,325)
Proceeds from exercise of stock warrants and options	—	291,028
Net proceeds from issuance of common stock	—	9,116,529

Net cash (used in) provided by financing activities	(222,709)	9,353,232

Net decrease in cash and cash equivalents	(2,799,963)	(843,343)
Cash and cash equivalents at beginning of period	8,908,080	13,366,777

Cash and cash equivalents at end of period	$6,108,117	$12,523,434

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$89,314	$93,110

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

 INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,”  “we,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2011, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011, are not necessarily an indication of operating results for the full year.

On July 29, 2011, the Company effected a reverse stock split of its outstanding common stock at a ratio of one-for-five, whereby each five shares of common stock were combined into one share of common stock (the Reverse Stock Split). The Reverse Stock Split was authorized by the Company’s stockholders at the 2011 annual meeting held on July 8, 2011 and approved by the Board of Directors thereafter. The Reverse Stock Split was effective with respect to stockholders of record at the close of business on July 28, 2011, and trading of our common stock on the NASDAQ Capital Market began on a split-adjusted basis beginning on July 29, 2011. As a result of the reverse stock split, each five shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding was reduced from approximately 40.1 million shares to approximately 8.0 million shares.

All references to shares and share amounts in this quarterly report have been retroactively revised for all periods presented to reflect the Reverse Stock Split, the principal effects of which were to:

1.	reduce the number of shares of common stock issued and outstanding by a factor of 5;

2.
increase the per share exercise price by a factor of 5, and decrease the number of shares issuable upon exercise by a factor of 5, for all outstanding options and warrants entitling the holders to purchase shares of the Company’s common stock; and

3.	proportionately reduce the number of shares authorized and reserved for issuance under the Company’s existing equity compensation plans.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Company’s Board of Directors (the Board) has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of June 30, 2011, 83% of the investment portfolio was in cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 10% of the portfolio and none with maturities past June 2012. To date, the Company’s cumulative market loss from the investments has not been significant. For the six months ended June 30, 2011, there was approximately $2,600 in unrealized loss, $1,072 in realized income, and $6,343 in management fees.  For the six months ended June 30, 2010, there was approximately $7,149 in unrealized loss, no realized gain or loss, and $8,143 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of June 30, 2011 and December 31, 2010.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Recently issued and adopted accounting pronouncements:

In October 2009, the FASB issued ASU 2010-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal year 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”   The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average  number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 1,287,400 shares as of June 30, 2011, and approximately 1,297,600 shares as of June 30, 2010) would be to decrease loss per share.

 A reconciliation of basic and diluted weighted average number of shares outstanding adjusted for the Reverse Stock Split follows:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Basic and diluted weighted average number of shares outstanding:
Pre-split	40,138,324	39,174,507	40,138,324	38,342,121
Post split	8,027,665	7,834,901	8,027,665	7,668,424

Note 2. Property and Equipment:

Property and equipment consisted of the following:

	June 30, 2011 (Unaudited)	December 31, 2010

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	251,049	235,946
Laboratory equipment	1,156,974	1,207,241
Office and computer equipment	393,770	378,431
	5,498,532	5,518,357
Less accumulated depreciation	2,528,714	2,411,223
	$2,969,818	$3,107,134

Note 3. Other Long Term Assets:

Other long term assets consisted of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
Patents and trademarks and applications, net of
accumulated amortization of $238,494 and $190,829, respectively	$1,381,670	$1,342,737
Goodwill	387,239	387,239
Other	12,520	15,374
	$1,781,429	$1,745,350

The Company capitalizes legal costs and filing fees associated with obtaining and maintaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $60,000 for each of the next five fiscal years.

Note 4. Notes and Other Obligations:

Notes payable and other obligation consisted of the following:

	June 30, 2011 (Unaudited)	December 31, 2010

Mortgage notes	$2,597,834	$2,653,737
Other installment obligations	—	166,806
	2,597,834	2,820,543
Less current portion	107,455	273,861
	$2,490,379	$2,546,682

 Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,800 per month in contractual interest, through June 2013 when the then remaining principal balance is due and which is estimated to be approximately $1,607,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,400 per month in contractual interest and fees.

 Future maturities:

The Company’s debt obligations require minimum annual principal payments of approximately $51,000 for the remainder of 2011, $114,000 in 2012, $1,670,000 in 2013, $65,000 in 2014, $68,000 in 2015, and $630,000 thereafter, through the terms of the agreements.  The Company’s Exclusive License Agreement with The Washington University also requires minimum annual royalty payments of $20,000 per year during its term.

Note 5. Stockholders’ Equity:

Upon the completion of the 2011 annual shareholder meeting on July 8, 2011, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to reduce the authorized common shares from 60 million to 30 million.  The approval also authorized a 1-for-5 reverse stock split of the Company’s common stock that the Board implemented as of July 29, 2011.  All common stock and per share amounts in this Quarterly Report on Form 10-Q have been retroactively revised to reflect the reverse stock split. No fractional shares will be issued or purchased as each fraction that results from the reverse split will be rounded up to the nearest whole share.

During the six months ended June 30, 2011, there were no exercises of stock options.  During the six months ended June 30, 2010, advisors exercised options under the Company’s 2002 Stock Incentive Plan to purchase 52,209 shares of common stock generating $291,028 in cash proceeds to the Company.

In May 2010, the Company completed a registered direct offering consisting 481,928 “Units” for a negotiated price of $20.75 per Unit, generating approximately $9,117,000 in net proceeds to the Company.  Fees and expenses totaled $883,000, including a placement fee of 6.5%.  Each Unit consisted of one share of the Company’s no par value common stock and one warrant to purchase 0.285 shares of common stock. Accordingly, a total 481,928 common shares and warrants to purchase 137,349 shares were issued.  The exercise price of the warrants was $24.10 per common share and the warrants were exercisable upon issuance for an eight month term and expired in January 2011.

Note 6. Stock Options and Warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan, as amended (Plan).  In July 2011, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 1,360,000 to 1,500,000. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

▪	The grant date exercise price – the closing market price of the Company’s common stock on the date of the grant;
▪	Estimated option term – based on historical experience with existing option holders;
▪	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
▪	Term of the option – based on historical experience, grants have lives of approximately 5 years;
▪	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
▪
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company’s common stock over a period equal to the expected term of the option; and

▪	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the six months ended June 30 as follows:

	2011	2010

Dividend yield	0%	0%
Expected price volatility	119 to 120%	110 to 115%
Risk free interest rate	1.55 to 2.14%	2.06 to 2.62%
Expected term	5 years	5 years

The Company recognized total expenses for stock-based compensation during the periods ended June 30, as follows:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Stock options to employees and directors	$245,158	$677,830	$609,443	$1,095,754
Stock options to consultants for:
Animal health activities	7,190	16,003	14,380	49,465
AppyScore activities	22,453	8,658	34,326	113,283
Investor relations activities	16,856	22,433	16,856	61,174

Total stock-based compensation	$291,657	$724,924	$675,005	$1,319,676

The above expenses are included in the accompanying Statements of Operations for the periods ended June 30, in the following categories:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Selling, general and administrative expenses	$269,204	$724,924	$640,679	$1,319,676
Research and development expenses	22,453	—	34,326	—

Total stock-based compensation	$291,657	$724,924	$675,005	$1,319,676

A summary of stock option activity under the Company’s Plan for options to employees, officers, directors and consultants, for the six months ended June 30, 2011, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,103,358	$10.60
Granted	193,100	3.06
Exercised	—	—
Forfeited	(111,067)	8.70

Outstanding at June 30, 2011	1,185,391	$9.56	7.0	$42,000

Exercisable at June 30, 2011	726,797	$10.94	5.8	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2011.

During the six months ended June 30, 2011, 193,100 stock options were granted under the Plan to employees, officers, directors, and consultants with a weighted average fair value at the grant date of $3.06 per option. Included in the 193,100 options issued, existing directors and officers were granted a total of 125,000 options at an exercise price of $2.95 per share and existing employees were granted 25,900 options at an exercise price of $3.05 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  Three newly hired employees were granted a total of 2,200 options at $3.30 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 40,000 non-qualified options to a consultant at an exercise price of $3.40 per share which expire in ten years.   These non-qualified options are performance related with vesting tied to achieving specific AppyScore clinical and regulatory milestones.

During the six months ended June 30, 2011, a total of 111,067 options that were granted under the Plan were forfeited, 61,800 of which were vested and 49,267 which were unvested.  The options were exercisable at an average of $8.70 per share and were forfeited upon the employees’ terminations from the Company.  During the six months ended June 30, 2011, no options were exercised.

During the six months ended June 30, 2010, 261,500 stock options were granted under the Plan to employees, officers, directors and consultants exercisable at the then market price which averaged $11.11 per share, a weighted average fair value at the grant date of $8.85 per option.  Existing directors and officers were granted a total of 135,000 options at $11.00 per share and existing employees were granted 23,700 options at $10.95 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 80,000 options to a newly hired officer exercisable at $11.40 per share which vest over a three-year period annually in arrears and expire in ten years.  Out of these 80,000 options, vesting of 20,000 options was accelerated, under their terms when performance achievements were reached.  A consultant was granted 8,000 options at $10.20 per share vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring in ten years and a consultant was granted 10,000 options at $11.15 per share vested at the grant date and expiring in five years.  Four newly-hired employees were granted a total of 4,800 options at an average exercise price of $10.05 per share, all vesting over a three-year period annually in arrears and expiring in ten years.

During the six months ended June 30, 2010, advisors exercised 52,209 options outstanding under the Company’s Plan generating $291,028 in cash and which had an intrinsic value when exercised of $371,130.  During the six months ended June 30, 2010, a total of 3,600 options were forfeited, 2,000 of which were vested and 1,600 were unvested.  The options were exercisable at an average of $10.50 per share and were forfeited upon the employees’ terminations from the Company.

The total fair value of stock options granted to employees, officers, directors and consultants that vested and became exercisable during the six months ended June 30, 2011 and 2010, was $1,679,000 and $1,631,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 1,008,000 options, are expected to vest in the future, under their terms.

A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, directors and consultants during the six months ended June 30, 2011, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	506,063	$10.80	$8.35
Granted	193,100	3.06	2.53
Vested	(191,301)	11.83	8.78
Forfeited	(49,267)	8.62	7.05
Nonvested at June 30, 2011	458,595	$7.37	$5.84

At June 30, 2011, based upon employee, officer, director and consultant options granted to that point, there was approximately $1,443,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Subsequent to June 30, 2011, two officers of the Company were granted a total of 120,000 options as retention awards at an exercise price of $3.40 per share all vesting over a three-year period annually in arrears and expiring in ten years.

Other common stock purchase options and warrants:

As of June 30, 2011, in addition to the stock options discussed above, the Company had outstanding 102,000 non-qualified options and warrants in connection with an officer’s employment, investor relation consulting services and placement agent services.

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the six month periods ended June 30 as follows:

	2011	2010

Dividend yield	0%	0%
Expected price volatility	119 to 145%	128 to 130%
Risk free interest rate	1.20 to 1.95%	1.26 to 1.70%
Contractual term	3-5 years	3 years

Operating expenses for the three months ended June 30, 2011 and 2010 include $25,807 and $38,741, respectively, for the value of the non-qualified options.  Operating expenses for the six months ended June 30, 2011 and 2010 include $33,267 and $61,174, respectively, for the value of the non-qualified options.

Following is a summary of such outstanding options and warrants for the six months ended June 30, 2011:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	182,855	$25.15
Granted	70,000	4.00
Exercised	—	—
Forfeited	(150,855)	26.42
Outstanding at June 30, 2011	102,000	$8.75	4.8	$—

Exercisable at June 30, 2011	39,500	$16.45	1.1	$—

During the six months ended June 30, 2011, the Company hired a Vice President of Marketing and Business who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Stock 2002 Incentive Plan, and he was granted 40,000 options for services which are exercisable at $3.25 per share. The options vest equally over a three year period on the first, second and third anniversary of the grant date and expire in ten years. Also, during the six months ended June 30, 2011, an investor relations firm was granted 30,000 warrants to purchase shares of common stock which are scheduled to vest at 2,500 shares per month over the twelve months from the date of grant and are exercisable at $5.00 per share and expire in three years. During the six months ended June 30, 2011, 13,506 investor relations consultant options were forfeited of which 9,000 were exercisable at $60.00 per share and 4,506 options were exercisable at $30.05 per share.  In addition 137,349 warrants granted at $24.10 per share in connection with the 2010 public registered direct offering expired.

The total fair value of stock options granted to an officer and an investor relations consultant that vested and became exercisable during the six months ended June 30, 2011 was $20,227.

A summary of the activity of non-vested, non-qualified options and warrants in connection with employment, investor relations consulting services and placement agent services during the six months ended June 30, 2011, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	—	$—	$—
Granted	70,000	4.00	2.69
Vested	(7,500)	5.00	2.70
Forfeited	—	—	—
Nonvested at June 30, 2011	62,500	$3.88	$2.69

At June 30, 2011, there was approximately $155,000 in unrecognized cost for non-qualified options and warrants that will be recorded over a weighted average future period of approximately two years.

Subsequent to June 30, 2011, 6,000 investor relations options expired, 3,000 were exercisable at $30.05 per share and 3,000 were exercisable at $27.85 per share.

Note 7. Concentrations, Commitments and Contingencies:

Customer concentration:

At June 30, 2011, one customer accounted for approximately 98% of total accounts receivable.   For the six months ended June 30, 2011, four customers represented more than 10% of the Company’s sales, accounting for approximately 21%, 20%, 13%, and 11% respectively, of the sales for the period.  For the three months ended June 30, 2011, two customers represented more than 10% of the Company’s sales, accounting for approximately 55% and 26% respectively, of the sales for the period. At December 31, 2010, two customers accounted for 63% and 20% of total accounts receivable. For the six months ended June 30, 2010, five customers represented more than 10% of the Company’s sales, accounting for approximately 17%, 15%, 15%, 12% and 10%, respectively, of the sales for the period.  For the three months ended June 30, 2010, four customers represented more than 10% of the Company’s sales, accounting for approximately 24%, 15%, 14% and 12%, respectively, of the sales for the period.

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

AspenBio received an upfront cash payment of $2,000,000 under the Novartis License Agreement of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions.  In 2010, the conditions associated with $100,000 of such milestones were satisfied.  Novartis has the right to request a refund of the $900,000 remaining milestone payment and/or terminate the agreement if the pilot study (as defined in the agreement) is not successful.  This pilot study was completed during late 2010.  Novartis has informed the Company that preliminary pilot study results revealed failure of the pilot study to demonstrate the outcomes as defined in the success criteria, and Novartis has requested a refund of the $900,000 milestone payment. During the six months ended June 30, 2011, the remaining unachieved milestone payment of $900,000 has been reclassified from the current portion of deferred revenue into accrued expenses as a current liability.  We received the final, detailed report of the pilot study from Novartis and are in the process of reviewing it.  Novartis has indicated that they would defer the refund request until we have had an opportunity to review the final report.  We plan to work with Novartis to obtain additional information and understand the implications of the pilot study results on product development efforts under the Novartis License Agreement.

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

In 2004, the Company entered into an agreement with WU, under which the Company obtained exclusive proprietary rights to WU’s patent portfolio for use in the animal health industry.  The Exclusive License Agreement (WU License Agreement) was entered into effective May 1, 2004, and grants AspenBio an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited for export under U.S. laws. The term of the WU License Agreement continues until the expiration of the last of WU’s licensed patents expire. AspenBio has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate, and for sublicense fees received by AspenBio, carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.  Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the Novartis license fees and, in 2008; $190,000 was paid to WU.

Revenue recognition related to the Novartis License Agreement and WU Agreement is based primarily on the Company’s consideration of Accounting Standards Codification No. 808-10-45 (EITF 07-1), “Accounting for Collaborative Arrangements”, paragraphs 16-20.  For financial reporting purposes, the up-front license fees received from the Novartis License Agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the Novartis License Agreement.  Milestone revenue was recognized into income commencing with the date such milestones are achieved. During the year ended December 31, 2010, milestones totaling $100,000 were achieved, triggering the commencement of amortization of $100,000 of deferred revenue. As of June 30, 2011, deferred revenue of $71,062 has been classified as a current liability and $598,105 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the six months ended June 30, 2011 and 2010, $35,531 and $32,863, respectively, was recorded as the amortized license fee revenue arising from the Novartis License Agreement.

A tabular summary of the milestone categories and amounts of deferred revenue / revenue recognition follows:

Category	Non-refundable	Milestone Contingent	Total

Prepaid by Novartis	$1,000,000	$1,000,000	$2,000,000
Due to WU	$(190,000)	$(250,000)	$(440,000)
Net carrying amounts at signing	$810,000	$750,000	$1,560,000
Milestones achieved in 2010	$100,000	$(100,000)	$-
Reclassification	$-	(750,000)	$(750,000)
Revenue amortization to June 30, 2011	$(215,833)	$-	$(215,833)
Net carrying amounts at June 30, 2011	$669,167	$-	$699,167
Commencement of revenue recognition	Upon signing / milestone achievement	Upon milestone achievement

Original amortization period	152 months	T/B/D upon milestone achievement over remaining life

As of June 30, 2011, the Company has employment agreements with four officers providing aggregate annual minimum commitments totaling $875,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provision.

Contingencies:

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW -JC.  The complaint was filed in the United States District Court in the Central District of California by an individual investor.  The complaint includes allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.     On the Company’s motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT.  Based on a review of the currently operative complaint, the Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against these claims.  The plaintiff may file an amended complaint on or about August 10, 2011, after which time the Company anticipates filing a motion to dismiss the case.  If the plaintiff does not file an amended complaint, the Company expects that it will renew its pending motion to dismiss.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. et al., Case No. CV10 7365.  This federal securities purported class action was filed in the United States District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of AspenBio Pharma, Inc. during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint names as defendants certain officers and directors of the Company during such period.  The complaint includes allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.   On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.   On July 11, 2011, the court appointed a lead plaintiff to represent the purported class.  The lead plaintiff is expected to file an amended complaint on or about August 10, 2011, after which time the Company anticipates filing a motion to dismiss the case.  If the plaintiff does not file an amended complaint, the Company expects to renew its pending motion to dismiss.  Based on a review of the plaintiff’s currently operative complaint, the Company and the individual defendants believe that the plaintiff’s allegations are without merit, and intend to vigorously defend against these claims.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparative Results for the Six Months Ended June 30, 2011 and 2010

Sales of the Company’s antigen products for the six months ended June 30, 2011 totaled $153,000, which is a $49,000 or 24% decrease from the 2010 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis and single-chain animal product developments.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under this agreement were recorded as deferred revenue and are being recognized over future periods, with $36,000 and $33,000 of such license fee recognized in each of the six months ended June 30, 2011 and 2010.

Cost of sales for the six months ended June 30, 2011 totaled $16,000 which is an $84,000 or 84% decrease as compared to the 2010 period. As a percentage of sales, gross profit in the six months ended June 30, 2011 was 90% as compared to gross profit of 51% in the 2010. The improvement in the gross profit percentage resulted from no fixed production costs incurred in the 2011 period.

Selling, general and administrative expenses in the six months ended June 30, 2011, totaled $2,964,000, which is a $1,038,000 or 26% decrease as compared to the 2010 period. Total stock-based compensation and non-qualified option expenses decreased $635,000 in the 2011 period, primarily due to fewer options being granted combined with lower computed Black-Scholes values attributable to the options granted. Additionally, employee incentives decreased $211,000 as no amount was accrued for in the 2011 period. Expenses associated with public company activities were approximately $191,000 lower in the 2011 period.

Research and development expenses in the 2011 period totaled $2,728,000, which is a $627,000 or 19% decrease as compared to the 2010 period. The completion of the ELISA- based appendicitis clinical trial in mid-2010 resulted in a $1,246,000 decrease which was offset by $283,000 in AppyScore pre-clinical trial costs incurred for the six months ended June 30, 2011.  Current efforts related to the appendicitis test development and research increased expenses by approximately $380,000 compared to the 2010 period.  Expenses incurred for the single-chain animal product development decreased by approximately $44,000 in the 2011 period following completion of the bovine pivotal trial in 2010.

Primarily as a result of lower average cash and investment returns in 2011 as compared to 2010, interest income of approximately $11,000 was earned in 2011 as compared to $24,000 in 2010.

No income tax benefit was recorded on the loss for the six months ended June 30, 2011, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2011 and 2010

Sales for the three months ended June 30, 2011 totaled $55,000, which is a $4,000 or 6% decrease from the 2010 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis and single-chain animal product developments.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $18,000 and $17,000 of such license fee recognized in each of the respective three month periods ended June 30, 2011 and 2010.

Cost of sales for the three months ended June 30, 2011 totaled $3,000, which is a $31,000 or 92% decrease as compared to the 2010 period. As a percentage of sales, gross profit was 95% in the 2011 period as compared to gross profit of 43% in the 2010 period. The improvement in the gross profit percentage resulted from no fixed production cost incurred in the 2011 period.

Selling, general and administrative expenses in the three months ended June 30, 2011, totaled $1,360,000, which is a $758,000 or 36% decrease as compared to the 2010 period. Total stock-based compensation and non-qualified option expenses decreased $433,000 in the 2011 period, primarily due to fewer options being granted combined with lower computed Black-Scholes values attributable to the options granted. Additionally, employee incentives decreased $167,000 as no amount was accrued for in the 2011 period. Expenses associated with public company activates were approximately $48,000 lower in the 2011 period.

Research and development expenses in the three months ended June 30, 2011, totaled $1,456,000, which is a $145,000 or 11% increase as compared to the 2010 period. The completion of the ELISA based appendicitis clinical trial in mid-2010 resulted in an $85,000 decrease in the 2011 period which was offset by $116,000 increase in AppyScore pre-clinical trial costs and an $112,000 increase in appendicitis secondary marker development research for the three month period ended June 30, 2011.

Primarily as a result of the lower levels of cash and reduced investment returns in 2011 as compared to 2010, interest income of approximately $3,000 was earned in 2011 as compared to $12,000 in 2010.

 Liquidity and Capital Resources

At June 30, 2011, we had working capital of $4,667,000 which included cash, cash equivalents and short term investments of $7,060,000.  We reported a net loss of $5,593,000 during the six months ended June 30, 2011, which included $952,000 in non-cash expenses relating to stock-based compensation of $675,000 and $277,000 for depreciation, amortization and impairment charges.

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of such test with the FDA, and development of animal health single-chain products to attempt to secure near-term value from these products.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, contract consulting and other product development related expenses. We are closely monitoring our cash balances, cash needs and expense levels.  We are likely to need to generate additional capital within the next twelve months.  We have recently filed a shelf registration statement that could facilitate a funding and also are exploring alternative methods of raising cash.  We believe that our current working capital position will be sufficient to meet our estimated cash needs for the remainder of 2011.  Our investments are maintained in short term, high quality investment instruments, to ensure we have ready access to cash as needed.  The accompanying financial statements do not include any adjustments that might result from the outcome of this funding uncertainty.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2011 are anticipated to total $200,000 to $300,000. We anticipate these capital expenditures to be financed through working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2011 will in total be higher as compared to the amounts expended in 2010, primarily due to expected work on pre-clinical and clinical trials.  Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the AppyScore test and the single-chain animal-health hormone products. As we continue towards commercialization of these products, including evaluation of alternatives for possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs such evaluation and related decisions will impact our future capital needs. Certain costs such as manufacturing and license / royalty agreements have different financial, logistical and operational implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary development expenditures will be to continue to advance product development and testing of the cassette and instrument version of AppyScore. During the six months ended June 30, 2011 and 2010, we expended approximately $1,409,000 and $2,376,000, respectively, in direct costs for the acute appendicitis test development and related efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with subsequent generations and expected improvements being made in the test. Should we be unable to achieve FDA clearance of the AppyScore appendicitis  test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In April 2008, the Company entered into a long-term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch the Company’s novel recombinant single-chain products for use in bovines, BoviPure LH™ and BoviPure FSH™. The Exclusive License Agreement between AspenBio and Novartis was effective April 2, 2008 and grants Novartis a license to AspenBio technology and a sublicense to The Washington University (WU) technology (each as defined under the Novartis License Agreement) for use in bovine species products worldwide.  The term of the Novartis License Agreement continues until the expiration of the last-to-expire of the licensed patent rights, product sales are terminated or, generally, ten years after the initial product sales if licensed patent rights are not available on a country-by-country basis.  The Novartis License Agreement provides that Novartis and AspenBio share development expenses and product sales margins under a splitting arrangement.  AspenBio’s share of development expenses is in the low double-digit range.  AspenBio’s share of the product sales margins varies depending upon the level of patent protection and competition on a country-by-country basis and varies from the very low to low double-digit range.

AspenBio received an upfront cash payment of $2,000,000 under the Novartis License Agreement of which 50% was non-refundable upon signing the agreement, and the balance is subject to certain conditions.  In 2010, the conditions associated with $100,000 of such milestones were satisfied.  Novartis has the right to request a refund of the $900,000 remaining milestone payment and/or terminate the agreement if the pilot study (as defined in the agreement) is not successful.  This pilot study was completed during late 2010.  Novartis has informed us that preliminary pilot study results revealed failure of the pilot study to demonstrate the outcomes as defined in the success criteria, and Novartis has requested a refund of the $900,000 milestone payment which is included in accrued expenses on the accompanying balance sheet.  We received the final, detailed report of the pilot study from Novartis and are in the process of reviewing it.  Novartis has indicated that they would defer the refund request until we have had an opportunity to review the final report.  We plan to work with Novartis to obtain additional information and understand the implications of the pilot study results on product development efforts under the Novartis License Agreement.

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

In 2004, the Company entered into an agreement with WU, under which the Company obtained exclusive proprietary rights to WU’s patent portfolio for use in the animal health industry.  The Exclusive License Agreement (WU License Agreement) between AspenBio and WU was entered into effective May 1, 2004, and grants AspenBio an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited for export under U.S. laws.   The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) to expire.  AspenBio has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and sublicense fees received by AspenBio, carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.  Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the Novartis license fees and, in 2008; $190,000 was paid to WU.

For financial reporting purposes, the up-front license fees received from the Novartis License Agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the Novartis License Agreement.  Milestone revenue is or will be recognized into income commencing with the date such milestones are achieved. During the year ended December 31, 2010, milestones totaling $100,000 associated with Novartis’ evaluation of additional products were achieved, triggering the commencement of amortization of $100,000 of deferred revenue.  As of June 30, 2011, deferred revenue of $71,000 has been classified as a current liability and $598,000 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During each of the six months ended June 30, 2011 and 2010, approximately $36,000 and $33,000 was recorded as the amortized license fee revenue arising from the Novartis License Agreement.

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

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage facility on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a stockholder (our former president). The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,800 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,607,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,400 per month in contractual interest and fees.

In April 2008, the Board authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases may be made in routine, open market transactions, when management determines to effect purchases and any purchased shares of common stock are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. A total of approximately 46,400 common shares were purchased and retired in 2008 at a total cost of approximately $992,000.  No repurchases have been made since 2008.

With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2011 will be lower than in 2010. The Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines require investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% (no security or issuer representing more than 10% of the portfolio).  As of June 30, 2011, 83% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 10% of the portfolio and none maturing past June 2012.  To date, we have not experienced a cumulative market loss from the investments that has exceeded $5,000.

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

Operating Activities

Net cash consumed by operating activities was $4,347,000 during the six months ended June 30, 2011. Cash was consumed by the loss of $5,593,000, less non-cash expenses of $675,000 for stock-based compensation and $277,000 for depreciation, amortization and impairment charges.  For the six months ended June 30, 2011, decreases in inventories and accounts receivable generated cash of $67,000. A decrease in prepaid and other current assets of $183,000 provided cash, primarily related to routine changes in operating activities.  Cash was generated due to a $718,000 increase in accounts payable and accrued expenses in the six months ended June 30, 2011 and offset by a decrease of $675,000 in the deferred revenue, primarily due to the reclassification of the deferred revenue under the Novartis agreement.

Net cash consumed by operating activities was $6,446,000 during the six months ended June 30, 2010. Cash was consumed by the loss of $7,294,000, less non-cash expenses of $1,320,000 for stock-based compensation and $258,000 for depreciation and amortization, impairment and other non-cash items.  For the six months ended June 30, 2010, decreases in accounts receivable and inventories generated cash of $26,000 and $64,000, respectively. A net decrease of $832,000 in accounts payable and accrued expenses consumed cash in operating activities.

Investing Activities

Net cash inflows from investing activities generated $1,770,000 during the six months ended June 30, 2011. Marketable securities investments acquired totaled approximately $313,000 and sales of marketable securities totaled approximately $2,293,000.  A $210,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

Net cash outflows from investing activities generated $3,750,000 during the six months ended June 30, 2010. Net purchases of marketable securities investments acquired totaled approximately $3,364,000. A $386,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

Financing Activities

Net cash outflows from financing activities consumed $223,000 during the six month period ended June 30, 2011 for repayments under existing debt agreements.

Net cash inflows from financing activities generated $9,353,000 during the six month period ended June 30, 2010. The Company received net proceeds of $9,117,000 from the issuance of common stock and $291,000 in proceeds from the exercise of stock warrants and options.  The Company repaid $54,000 in scheduled payments under its debt agreements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC.  The complaint was filed in the United States District Court in the Central District of California by an individual investor.  The complaint includes allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.     On the Company’s motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT.  Based on a review of the currently operative complaint, the Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against these claims.  The plaintiff may file an amended complaint on or about August 10, 2011, after which time the Company anticipates filing a motion to dismiss the case.  If the plaintiff does not file an amended complaint, the Company expects that it will renew its pending motion to dismiss.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. et al., Case No. CV10 7365.  This federal securities purported class action was filed in the United States District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of AspenBio Pharma, Inc. during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint names as defendants certain officers and directors of the Company during such period.  The complaint includes allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.   On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.   On July 11, 2011, the court appointed a lead plaintiff to represent the purported class.  The lead plaintiff is expected to file an amended complaint on or about August 10, 2011, after which time the Company anticipates filing a motion to dismiss the case.  If the plaintiff does not file an amended complaint, the Company expects to renew its pending motion to dismiss.  Based on a review of the plaintiff’s currently operative complaint, the Company and the individual defendants believe that the plaintiff’s allegations are without merit, and intend to vigorously defend against these claims.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the quarter covered by this report, the Company did not make any purchases of its common shares under the previously announced authorized common stock repurchase program of up to $5 million that may be made from time to time at prevailing prices as permitted by securities laws and other requirements and subject to market conditions and other factors and no purchases are anticipated in the near-term. The program is administered by management and may be discontinued at any time.

Item 6.     Exhibits

(a)   Exhibits

EXHIBIT	DESCRIPTION

3	Amendment to Articles of Incorporation (1)

10.1	Amendment to Amended and Restated 2002 Stock Incentive Plan as Amended, dated July 8, 2011 (2)

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Furnished herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Cash Flows and (iv) the Notes to Condensed Financial Statements. (3)

(1)	Incorporated by reference from the registrant’s report on Form 8-K filed on July 29, 2011.

(2)	Incorporated by reference from the registrant’s report on Form 8-K filed on July 13, 2011.

(3)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed by the Company for purposes of Section 18 or any other provision of the Exchange Act of 1934, as amended.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: August 9, 2011		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer