Form 10-Q
period 2011-09-30
AspenBio Pharma, Inc.
filed 2011-11-14
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of no par value common stock outstanding as of November 9, 2011 was 8,028,321.

ASPENBIO PHARMA, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AspenBio Pharma, Inc.
Balance Sheets
	September 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$2,400,866	$8,908,080
Short-term investments (Note 1)	2,392,550	2,932,188
Accounts receivable (Note 7)	2,739	73,176
Inventories, finished goods	1,312	17,130
Prepaid expenses and other current assets	530,479	376,047

Total current assets	5,327,946	12,306,621

Property and equipment, net (Note 2)	2,889,886	3,107,134

Other long term assets, net (Note 3)	1,747,534	1,745,350

Total assets	$9,965,366	$17,159,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,451,819	$1,126,172
Accrued compensation	55,757	227,570
Accrued expenses	1,294,127	357,685
Notes and other obligations, current portion (Note 4)	439,574	273,861
Deferred revenue, current portion (Note 7)	71,062	746,062

Total current liabilities	3,312,339	2,731,350

Notes and other obligations, less current portion (Note 4)	2,461,778	2,546,682
Deferred revenue, less current portion (Note 7)	580,339	633,636

Total liabilities	6,354,456	5,911,668

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 30,000,000 shares authorized;
8,028,321 shares issued and outstanding, each period	67,074,603	66,054,554
Accumulated deficit	(63,463,693)	(54,807,117)

Total stockholders' equity	3,610,910	11,247,437

Total liabilities and stockholders' equity	$9,965,366	$17,159,105

 See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Periods Ended September 30,
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Sales (Note 7)	$22,381	$80,483	$175,019	$281,748
Cost of sales	382	150,367	15,958	249,893

Gross profit (loss)	21,999	(69,884)	159,061	31,855

Other revenue - fee (Note 7)	17,766	17,766	53,297	50,629

Operating expenses:
Selling, general and administrative	1,405,979	1,932,021	4,369,708	5,933,604
Research and development	1,644,995	1,043,156	4,373,325	4,398,588

Total operating expenses	3,050,974	2,975,177	8,743,033	10,332,192

Operating loss	(3,011,209)	(3,027,295)	(8,530,675)	(10,249,708)

Other, net (primarily interest)	(52,241)	(24,755)	(125,901)	(96,028)

Net loss	$(3,063,450)	$(3,052,050)	$(8,656,576)	$(10,345,736)

Basic and diluted net loss per share	$(.38)	$(.38)	$(1.08)	$(1.33)

Basic and diluted weighted average number
of shares outstanding (Notes 1 and 5)	8,028,321	8,027,665	8,028,321	7,789,487

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(8,656,576)	$(10,345,736)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock-based compensation for services	1,020,049	1,847,450
Depreciation and amortization	371,008	354,279
Amortization of license fee	(53,297)	(50,629)
Impairment charges	102,952	198,589
Decrease in:
Accounts receivable	70,437	8,700
Inventories	14,990	96,195
Prepaid expenses and other current assets	300,398	35,298
Increase (decrease) in:
Accounts payable	325,647	(515,615)
Accrued liabilities and deferred revenue	261,442	(186,336)
Accrued compensation	(171,813)	(14,021)

Net cash used in operating activities	(6,414,763)	(8,571,826)

Cash flows from investing activities:
Purchases of short-term investments	(793,527)	(6,904,888)
Sales of short-term investments	1,333,165	2,152,221
Purchases of property and equipment	(83,201)	(177,998)
Patent and trademark acquisition costs	(174,867)	(265,974)

Net cash provided by (used in) investing activities	281,570	(5,196,639)

Cash flows from financing activities:
Repayment of notes payable and other obligations	(374,021)	(82,914)
Proceeds from exercise of stock warrants and options	—	291,028
Net proceeds from issuance of common stock	—	9,116,529

Net cash (used in) provided by financing activities	(374,021)	9,324,643

Net decrease in cash and cash equivalents	(6,507,214)	(4,443,822)
Cash and cash equivalents at beginning of period	8,908,080	13,366,777

Cash and cash equivalents at end of period	$2,400,866	$8,922,955

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$139,004	$144,363
Schedule of non-cash investing and financing transactions:
Acquisitions of current assets for installment obligations	$454,830	—

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

 INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,”  “we,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2011, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011, are not necessarily an indication of operating results for the full year.

On July 29, 2011, the Company effected a reverse stock split of its outstanding common stock at a ratio of one-for-five, whereby each five shares of common stock were combined into one share of common stock (the “Reverse Stock Split”). The Reverse Stock Split was authorized by the Company’s stockholders at the 2011 annual meeting held on July 8, 2011 and approved by the Board of Directors (the “Board”) thereafter. The Reverse Stock Split was effective with respect to shareholders of record at the close of business on July 28, 2011, and trading of our common stock on the NASDAQ Capital Market began on a split-adjusted basis beginning on July 29, 2011. As a result of the Reverse Stock Split, each five shares of common stock were combined into one share of common stock and the total number of shares of common stock outstanding was reduced from approximately 40.1 million shares to approximately 8.0 million shares.

All historical references to shares and share amounts in this quarterly report have been retroactively revised to reflect the Reverse Stock Split, the principal effects of which were to:

1.	reduce the number of shares of common stock issued and outstanding by a factor of 5;

2.
increase the per share exercise price of options and warrants by a factor of 5, and decrease the number of shares issuable upon exercise by a factor of 5, for all outstanding options and warrants entitling the holders to purchase shares of the Company’s common stock; and

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of September 30, 2011, 48% of the investment portfolio was in cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 21% of the portfolio and none with maturities past September 2012. To date, the Company’s cumulative realized market loss from the investments has not been in excess of $5,000. For the nine months ended September 30, 2011, there was approximately $8,785 in unrealized loss, $1,037 in realized income, and $8,193 in management fees.  For the nine months ended September 30, 2010, there was approximately $45,015 in unrealized loss, $1,920 in realized income, and $13,480 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of September 30, 2011 and December 31, 2010.

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

On September 15, 2011, the FASB issued (ASU 2011-08),“Testing Goodwill for Impairment” which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 will apply to the 2012 fiscal year.  The Company does not expect material financial statement implications relating to the adoption of this ASU.

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

Basic earnings (loss) per  share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average  number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 1,387,400 shares as of September 30, 2011, and approximately 1,305,900 shares as of September 30, 2010) would be to decrease loss per share.

A reconciliation of historical basic and diluted weighted average number of shares outstanding retroactively adjusted for the Reverse Stock Split follows:

	Three Months Ended 2010	Nine Months Ended 2010
Basic and diluted weighted average number
of shares outstanding
Pre-split	40,138,324	38,947,435
Post-split	8,027,665	7,789,487

Note 2. Property and Equipment:

Property and equipment consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	251,049	235,946
Laboratory equipment	1,175,047	1,207,241
Office and computer equipment	393,770	378,431
	5,516,605	5,518,357
Less accumulated depreciation	2,626,719	2,411,223
	$2,889,886	$3,107,134

Note 3. Other Long Term Assets:

Other long term assets consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Patents and trademarks and applications, net of
accumulated amortization of $257,106 and $190,829, respectively	$1,349,202	$1,342,737
Goodwill	387,239	387,239
Other	11,093	15,374
	$1,747,534	$1,745,350

The Company capitalizes legal costs and filing fees associated with obtaining and maintaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $75,000 for each of the next five fiscal years.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010

Mortgage notes	$2,572,734	$2,653,737
Other short-term installment obligations	328,618	166,806
	2,901,352	2,820,543
Less current portion	(439,574)	(273,861)
	$2,461,778	$2,546,682

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (the “SBA”). The loan is collateralized by the real property and is also personally guaranteed by a stockholder of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,800 per month in contractual interest through June 2013 when the then remaining principal balance is due and which is estimated to be approximately $1,607,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,400 per month in contractual interest and fees.

Future maturities:

The Company’s debt obligations require minimum annual principal payments of approximately $149,000 for the remainder of 2011, $320,000 in 2012, $1,669,000 in 2013, $65,000 in 2014, $68,000 in 2015, and $630,000 thereafter, through the terms of the agreements.  The Company’s Exclusive License Agreement with The Washington University (“WU”) also requires minimum annual royalty payments of $20,000 per year during its term.

Note 5. Stockholders’ Equity:

Upon the completion of the 2011 annual stockholders meeting on July 8, 2011 where such actions were approved, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to reduce the authorized common shares from 60 million to 30 million.  The approval also authorized the Reverse Stock Split of the Company’s common stock that the Board implemented as of July 29, 2011.  All historical common stock and per share amounts in this Quarterly Report on Form 10-Q reflect the Reverse Stock Split.

During the nine months ended September 30, 2011, there were no exercises of stock options.  During the nine months ended September 30, 2010, advisors exercised options under the Company’s 2002 Stock Incentive Plan to purchase 52,209 shares of common stock generating $291,028 in cash proceeds to the Company.

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

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

▪	The grant date exercise price – the closing market price of the Company’s common stock on the date of the grant;
▪	Estimated option term – based on historical experience with existing option holders;
▪	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
▪	Term of the option – based on historical experience, grants have lives of approximately 3-5 years;
▪	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
▪
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company’s common stock over a period equal to the expected term of the option; and

▪	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the nine months ended September 30, as follows:

	2011	2010

Dividend yield	0%	0%
Expected price volatility	119 to 120%	110 to 116%
Risk free interest rate	1.32 to 2.14%	1.60 to 2.62%
Expected term	5 years	5 years

The Company recognized total expenses for stock-based compensation during the periods ended September 30, as follows:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Stock options to employees and directors	$300,632	$493,778	$910,075	$1,614,116
Stock options to consultants for:
Animal health activities	7,190	16,003	21,570	154,167
AppyScore activities	16,995	17,993	51,321	17,993
Investor relations activities	20,227	—	37,083	61,174

Total stock-based compensation	$345,044	$527,774	$1,020,049	$1,847,450

The above expenses are included in the accompanying Statements of Operations for the periods ended September 30, in the following categories:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Selling, general and administrative expenses	$328,049	$527,774	$968,728	$1,847,450
Research and development expenses	16,995	—	51,321	—

Total stock-based compensation	$345,044	$527,774	$1,020,049	$1,847,450

A summary of stock option activity under the Company’s Plan for options to employees, officers, directors and consultants, for the nine months ended September 30, 2011, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,103,358	$10.60
Granted	313,600	3.19
Exercised	—	—
Forfeited	(122,560)	8.44

Outstanding at September 30, 2011	1,294,398	$8.98	7.0	$6,000

Exercisable at September 30, 2011	752,109	$11.03	5.7	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2011.

During the nine months ended September 30, 2011, 313,600 stock options were granted under the Plan to employees, officers, directors, and consultants with a weighted average fair value at the grant date of $3.19 per option. Included in the 313,600 options issued, existing directors and officers were granted a total of 245,000 options at an exercise price of $3.17 per share and existing employees were granted 25,900 options at an exercise price of $3.05 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  Four newly hired employees were granted a total of 2,700 options at $3.31 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 40,000 non-qualified options to a consultant at an exercise price of $3.40 per share which expire in ten years.   These non-qualified options are performance related with vesting tied to achieving specific AppyScore™ clinical and regulatory milestones.

During the nine months ended September 30, 2011, a total of 122,560 options that were granted under the Plan were forfeited, 68,033 of which were vested and 54,527 which were unvested.  The options were exercisable at an average of $8.44 per share and were forfeited upon the employees’ terminations from the Company.  During the nine months ended September 30, 2011, no options were exercised.

During the nine months ended September 30, 2010, 279,000 stock options were granted under the Plan to employees, officers, directors and consultants exercisable at the then market price which averaged $10.70 per share, a weighted average fair value at the grant date of $8.55 per option. Existing directors and officers were granted a total of 135,000 options at $11.00 per share and existing employees were granted 23,700 options at $10.95 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 80,000 options to a newly hired officer exercisable at $11.40 per share which vest over a three-year period annually in arrears and expire in ten years.  Out of the 80,000 options, vesting of 20,000 options was accelerated, under their terms when performance achievements were reached.  One consultant was granted 8,000 options at $10.20 per share vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring in ten years.  A second consultant was granted 10,000 options at $11.15 per share vested at the grant date and expiring in five years.  Two additional consultants were granted a total of 16,000, 8,000 to each consultant, at $5.20 per share vesting in equal amounts after six months, twelve months, twenty-four months and thirty-six months from the date of grant and expiring in ten years.  Five newly-hired employees were granted a total of 6,300 options at an average exercise price of $8.45 per share, all vesting over a three-year period annually in arrears and expiring in ten years.

During the nine months ended September 30, 2010, advisors exercised 52,209 options outstanding under the Company’s Plan generating $291,028 in cash and which had an intrinsic value when exercised of $371,130.  During the nine months ended September 30, 2010, a total of 6,860 options were forfeited, 2,000 of which were vested and 4,860 were unvested.  The options were exercisable at an average of $11.45 per share and were forfeited upon the employees’ terminations from the Company.

The total fair value of stock options granted to employees, officers, directors and consultants that vested and became exercisable during the nine months ended September 30, 2011 and 2010, was $1,977,000 and $2,222,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 1,100,000 options, are expected to vest in the future, under their terms.

A summary of the activity of non-vested options granted to employees under the Company’s Plan to acquire common shares, directors and consultants during the nine months ended September 30, 2011, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	506,063	$10.80	$8.33

Granted	313,600	3.19	2.64
Vested	(222,847)	11.99	8.87
Forfeited	(54,527)	7.95	7.10
Nonvested at September 30, 2011	542,289	$6.14	$4.94

At September 30, 2011, based upon employee, officer, director and consultant options granted to that point, there was approximately $1,395,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Other common stock purchase options and warrants:

As of September 30, 2011, in addition to the stock options discussed above, the Company had outstanding 93,000 non-qualified options and warrants in connection with an officer’s employment and investor relation consulting services.

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the nine month periods ended September 30, 2011 and 2010 as follows:

	2011	2010

Dividend yield	0%	0%
Expected price volatility	119 to 145%	128 to 130%
Risk free interest rate	1.20 to 1.95%	1.26 to 1.70%
Contractual term	3-10 years	3 years

Operating expenses for the three months ended September 30, 2011 and 2010 include $29,000 and $0, respectively, for the value of the non-qualified options and warrants.  Operating expenses for the nine months ended September 30, 2011 and 2010 include $62,000 and $61,000, respectively, for the value of the non-qualified options and warrants.

Following is a summary of such outstanding options and warrants for the nine months ended September 30, 2011:

	Shares Underlying Options/ Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	182,855	$25.15
Granted	70,000	4.00
Exercised	—	—
Forfeited	(159,855)	26.54
Outstanding at September 30, 2011	93,000	$6.83	5.0	$—

Exercisable at September 30, 2011	38,000	$11.32	1.5	$—

During the nine months ended September 30, 2011, the Company hired a Vice President of Marketing and Business who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Stock 2002 Incentive Plan, and he was granted 40,000 options for services which are exercisable at $3.25 per share. The options vest equally over a three year period on the first, second and third anniversary of the grant date and expire in ten years. Also, during the nine months ended September 30, 2011, an investor relations firm was granted 30,000 warrants to purchase shares of common stock which are scheduled to vest at 2,500 shares per month over the twelve months from the date of grant and are exercisable at $5.00 per share and expire in three years. During the nine months ended September 30, 2011, 22,506 investor relations consultant options were forfeited of which 9,000 were exercisable at $60.00 per share, 7,506 options were exercisable at $30.05 per share, and 6,000 options were exercisable at $27.85 per share.  In addition 137,349 warrants granted at $24.10 per share in connection with the 2010 public registered direct offering expired.

The total fair value of stock options granted to an investor relations consulting firm that vested and became exercisable during the nine months ended September 30, 2011 was $40,454.

A summary of the activity of non-vested, non-qualified options and warrants in connection with employment and investor relations consulting services during the nine months ended September 30, 2011, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	—	$—	$—
Granted	70,000	4.00	2.69
Vested	(15,000)	5.00	2.70
Forfeited	—	—	—
Nonvested at June 30, 2011	55,000	$3.73	$2.69

At September 30, 2011, there was approximately $126,000 in unrecognized cost for non-qualified options and warrants that will be recorded over a weighted average future period of approximately one year.

Subsequent to September 30, 2011, 4,000 investor relations options expired which were exercisable at $27.85 per share.

Note 7. Concentrations, Commitments and Contingencies:

Customer concentration:

At September 30, 2011, two customers accounted for 72% and 21% of total accounts receivable.   For the nine months ended September 30, 2011, four customers represented more than 10% of the Company’s sales, accounting for approximately 20%, 17%, 11% and 10% respectively, of the sales for the period.  For the three months ended September 30, 2011, four customers represented more than 10% of the Company’s sales, accounting for approximately 42%, 18%, 14% and 12% respectively, of the sales for the period. At December 31, 2010, two customers accounted for 63% and 20% of total accounts receivable.  For the nine months ended September 30, 2010, three customers represented more than 10% of the Company’s sales, accounting for approximately 23%, 15%, and 14%, respectively, of the sales for the period.  For the three months ended September 30, 2010, three customers represented more than 10% of the Company’s sales, accounting for approximately 45%, 15% and 14%, respectively, of the sales for the period.

Commitments:

Novartis Animal Health -
In April 2008, the Company entered into a long-term exclusive license and commercialization agreement with Novartis Animal Health, Inc. (“Novartis” or “NAH”), to develop certain animal health products under the Company's animal health intellectual property (the “NAH License Agreement”). The Company received an upfront cash payment of $2,000,000 under the license agreement with NAH, of which 50% was non-refundable upon signing the agreement, and the balance of which was subject to certain conditions. In 2010, the conditions associated with $100,000 of such milestones were satisfied. NAH has the right to request a refund of the $900,000 remaining milestone payment and/or terminate the agreement if the pilot study (as defined in the agreement) was not successful. This pilot study was completed during late 2010. NAH informed the Company that preliminary pilot study results revealed failure of the pilot study to demonstrate the outcomes as defined in the success criteria, and NAH requested a refund of the $900,000 milestone payment. The Company is currently in negotiations to resolve all outstanding issues under the license agreement, and related development agreement, with NAH. As a result of such negotiations, the Company expects that it will be making payments, on a designated payment schedule, to NAH, including the $900,000 remaining milestone payment, plus an amount under the Company's cost-sharing obligations under the license agreement and development agreement.  During the nine months ended September 30, 2011, the remaining unachieved milestone payment of $900,000 has been reclassified from the current portion of deferred revenue into accrued expenses as a current liability.

In 2004, the Company entered into an agreement with WU, under which the Company obtained exclusive proprietary rights to WU’s patent portfolio for use in the animal health industry.  The Exclusive License Agreement (the “WU License Agreement”) was entered into effective May 1, 2004, and grants AspenBio an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited for export under U.S. laws. The term of the WU License Agreement continues until the expiration of the last of WU’s licensed patents expire. AspenBio has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate, and for sublicense fees received by AspenBio, carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.  Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the Novartis license fees and, in 2008, $190,000 was paid to WU.

Revenue recognition related to the NAH License Agreement and WU Agreement is based primarily on the Company’s consideration of Accounting Standards Codification No. 808-10-45 (EITF 07-1), “Accounting for Collaborative Arrangements”, paragraphs 16-20.  For financial reporting purposes, the up-front license fees received from the NAH License Agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the NAH License Agreement.  Milestone revenue was recognized into income commencing with the date such milestones are achieved. During the year ended December 31, 2010, milestones totaling $100,000 were achieved, triggering the commencement of amortization of $100,000 of deferred revenue. As of September 30, 2011, deferred revenue of $71,062 has been classified as a current liability and $580,339 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the nine months ended September 30, 2011 and 2010, $53,297 and $50,629, respectively, was recorded as the amortized license fee revenue arising from the NAH License Agreement.

A tabular summary of the milestone categories and amounts of deferred revenue/revenue recognition follows:

Category	Non-refundable	Milestone Contingent	Totals

Prepaid by NAH	$1,000,000	$1,000,000	$2,000,000
Due to WU	$(190,000)	$(250,000)	$(440,000)
Net carrying amounts at signing	$810,000	$750,000	$1,560,000
Milestones achieved in 2010	$100,000	$(100,000)	$-
Reclassification	$-	(750,000)	$(750,000)
Revenue amortization to September 30, 2011	$(233,599)	$-	$(233,599)
Net carrying amounts at September 30, 2011	$651,401	$-	$651,401
Commencement of revenue recognition	Upon signing / milestone achievement	N/A

Original amortization period	152 months	N/A

Other Commitments -
As of September 30, 2011, the Company has employment agreements with four officers providing aggregate annual minimum commitments totaling $875,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

On October 15, 2011, Mr. Bennett resigned as an employee of the Company and from his officer position as Senior Vice President, Product Development and Manufacturing, and both parties mutually agreed to terminate, effective October 15, 2011, Mr. Bennett’s employment agreement which provided an annual minimum commitment of $225,000. The Company and Mr. Bennett have entered into a consulting agreement, with a minimum three-month term providing compensation of $5,000 per month, under which Mr. Bennett will provide transition services to the Company.

Contingencies:

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC. The complaint was filed in the United States District Court in the Central District of California by an individual investor. The complaint includes allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Securities and Exchange Commission ("SEC") Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company's blood-based acute appendicitis test in development known as AppyScore. On the Company's motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011. The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT. On September 7, 2011, the plaintiff filed an amended complaint. Based on a review of the amended complaint, the Company believes that the plaintiff's allegations are without merit, and intends to vigorously defend against these claims. On October 7, 2011, the Company filed a motion to dismiss the amended complaint. The motion is currently pending with the plaintiff's response due on November 21, 2011.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. et al., Case No. CV10 7365. This federal securities purported class action was filed in the United States District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive. The complaint names as defendants certain officers and directors of the Company during such period. The complaint includes allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company's blood-based acute appendicitis test in development known as AppyScore. On the Company's motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011. The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT. On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel. On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period. Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs' allegations are without merit and intend to vigorously defend against these claims. On October 7, 2011, the Company filed a motion to dismiss the amended complaint. The motion is currently pending with the plaintiffs' response due on November 21, 2011.

On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovsky v. Pusey, et al., Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors. The complaint also names the Company as a nominal defendant. The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011, and this action continues to be stayed. The Company believes that the plaintiff lacks standing to proceed with this action and intends to challenge the plaintiff's standing if and when the stay is lifted.

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

Note 8. Subsequent Events:

The Company has evaluated subsequent events in accordance with ASC Topic 855 and has determined that there are no reportable subsequent events.

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

Results of Operations:

Comparative Results for the Nine Months Ended September 30, 2011 and 2010

Sales of the Company’s antigen products for the nine months ended September 30, 2011 totaled $175,000, which is a $107,000 or 38% decrease from the 2010 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis product development.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under this agreement were recorded as deferred revenue and are being recognized over future periods, with approximately $53,000 and $51,000 of such license fee recognized in each of the nine months ended September 30, 2011 and 2010.

Cost of sales for the nine months ended September 30, 2011 totaled $16,000 which is a $234,000 or 94% decrease as compared to the 2010 period. As a percentage of sales, gross profit in the nine months ended September 30, 2011 was 91% as compared to gross profit of 11% in the 2010. The improvement in the gross profit percentage resulted from inventory write downs recorded in 2010 and no fixed production costs incurred in the 2011 period.

Selling, general and administrative expenses in the nine months ended September 30, 2011 totaled $4,370,000, which is a $1,564,000 or 26% decrease as compared to the 2010 period. Total stock-based compensation and non-qualified option expenses decreased $861,000 in the 2011 period, primarily due to fewer options being granted combined with lower computed Black-Scholes values attributable to the options granted. Additionally, compensation expenses decreased $301,000 in 2011 due to a reduced amount accrued for incentive pay for the 2011 period. Expenses associated with public company activities were approximately $306,000 lower in the 2011 period.

Research and development expenses in the 2011 period totaled $4,373,000, which is a $25,000 or 1% decrease as compared to the 2010 period. The completion of the Enzyme Linked Immunosorbant Assay (ELISA) based appendicitis clinical trial in mid-2010 resulted in a $1,263,000 decrease which was offset by $751,000 in AppyScore 2011 pilot which included $185,000 in trial costs incurred for the nine months ended September 30, 2011.  Current efforts related to the appendicitis test development and research increased expenses by approximately $395,000 compared to the 2010 period.  Expenses incurred for the single-chain animal product development decreased by approximately $169,000 in the 2011 period.  Research and development expenses increased by $182,000 in salaries expense primarily related to activities on the appendicitis test and discovery work. In addition, a $103,000 increase in patent impairment costs related to specific patents that we are no longer pursuing.

Primarily as a result of lower average cash and investment balances in 2011 as compared to 2010, interest income of approximately $25,000 was earned in 2011 as compared to $104,000 in 2010.

No income tax benefit was recorded on the loss for the nine months ended September 30, 2011, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2011 and 2010

Sales for the three months ended September 30, 2011 totaled $22,000, which is a $58,000 or 72% decrease from the 2010 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis product development.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement to develop and launch the Company’s novel recombinant single-chain bovine products. The total payments received under this agreement were recorded as deferred revenue and will be recognized in the future, with $18,000 of such license fee recognized in each of the respective three month periods ended September 30, 2011 and 2010.

Cost of sales for the three months ended September 30, 2011 totaled less than $1,000, which is a $150,000 decrease as compared to the 2010 period. As a percentage of sales, gross profit was 98% in the 2011 period as compared to gross loss of 87% in the 2010 period. The improvement in the gross profit percentage resulted from inventory write downs in 2010 and no fixed production cost incurred in the 2011 period.

Selling, general and administrative expenses in the three months ended September 30, 2011 totaled $1,406,000, which is a $526,000 or 27% decrease as compared to the 2010 period. Total stock-based compensation and non-qualified option expenses decreased $173,000 in the 2011 period, primarily due to fewer options being granted combined with lower computed Black-Scholes values attributable to the options granted.  Legal expense decreased $78,000 in the 2011 period as costs up to the policy deductible levels were paid in 2010.  Additionally, compensation expenses decreased $70,000, which was net of a $24,000 increase in 2011 incentive pay accrual.  Expenses associated with public company activities were approximately $159,000 lower in the 2011 period.

Research and development expenses in the three months ended September 30, 2011 totaled $1,645,000, which is a $602,000 or 58% increase as compared to the 2010 period.  The ELISA-based appendicitis clinical was substantially completed in the second quarter of 2010 while in 2011 $507,000 in AppyScore pilot trial costs were incurred for the three months ended September 30, 2011.  Current efforts related to the appendicitis test development and discovery research increased expenses by approximately $140,000 compared to the 2010 period.  Expenses incurred for the single-chain animal product development decreased by approximately $82,000 in the 2011 period.  Research and development expenses increased by $118,000 in salary expense primarily related to the focus on the appendicitis test.

Primarily as a result of the lower levels of cash and reduced investment balances in 2011 as compared to 2010, interest income of approximately $6,000 was earned in 2011 as compared to $65,000 in 2010.

Liquidity and Capital Resources

At September 30, 2011, we had working capital of $2,016,000, which included cash, cash equivalents and short term investments of $4,793,000.  We reported a net loss of $8,657,000 during the nine months ended September 30, 2011, which included $1,441,000 in non-cash expenses including stock-based compensation of $1,020,000.

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of such test with the FDA, and achieve value out of our of animal health single-chain products.

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

Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2011 are anticipated to total $50,000 to $100,000. We anticipate these capital expenditures to be financed through working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2011 will be in line with the amounts expended in 2010.  Development and testing costs in support of the current pipeline products as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. Our principal development products consist of the AppyScore test and the single-chain animal-health hormone products. As we continue towards commercialization of these products, including evaluation of alternatives for possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs such evaluation and related decisions will impact our future capital needs. Certain costs such as manufacturing and license / royalty agreements have different financial, logistical and operational implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary development expenditures will be to continue to advance product development and testing of the cassette and instrument version of AppyScore. During the nine months ended September 30, 2011 and 2010, we expended approximately $2,332,000 and $2,842,000, respectively, in direct costs for the acute appendicitis test development and related efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with subsequent generations and expected improvements being made in the test. Should we be unable to achieve FDA clearance of the AppyScore appendicitis  test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In April 2008, the Company entered into a long-term exclusive license and commercialization agreement with NAH, to develop certain animal health products under the Company's animal health intellectual property. The Company received an upfront cash payment of $2,000,000 under the license agreement with NAH, of which 50% was non-refundable upon signing the agreement, and the balance of which was subject to certain conditions. In 2010, the conditions associated with $100,000 of such milestones were satisfied. NAH has the right to request a refund of the $900,000 remaining milestone payment and/or terminate the agreement if the pilot study (as defined in the agreement) was not successful. This pilot study was completed during late 2010. NAH informed the Company that preliminary pilot study results revealed failure of the pilot study to demonstrate the outcomes as defined in the success criteria, and NAH requested a refund of the $900,000 milestone payment. The Company is currently in negotiations to resolve all outstanding issues under the license agreement, and related development agreement, with NAH. As a result of such negotiations, the Company expects that it will be making payments, on a designated payment schedule, to NAH, including the $900,000 remaining milestone payment, plus an amount under the Company's cost-sharing obligations under the license agreement and development agreement.  During the nine months ended September 30, 2011, the remaining unachieved milestone payment of $900,000 has been reclassified from the current portion of deferred revenue into accrued expenses as a current liability.

The NAH License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for the license patent rights, indemnification and insurance coverage.  The NAH License Agreement is cancelable by NAH on 180 days advance notice; immediately if a change in control transaction occurs and NAH’s rights are not accommodated in good faith by the successor entity; or on 30 days notice on a country-by-country basis in the event designated legal or regulatory issues arise.  AspenBio can terminate the agreement immediately if NAH challenges the validity or enforceability of licensed patent rights or other licensed intellectual property.  Either party may terminate if the other party materially breaches the NAH License Agreement, and fails to cure such breach, becomes insolvent or if either party disposes of substantially all of the assets necessary for its performance under the terms of the agreement.  In the event there is a change of ownership in AspenBio, NAH may choose to assume all obligations under the agreement and generally remit net excess royalty amounts to the successor entity.

In 2004, the Company entered into an agreement with WU, under which the Company obtained exclusive proprietary rights to WU’s patent portfolio for use in the animal health industry.  The WU License Agreement between AspenBio and WU was entered into effective May 1, 2004, and grants AspenBio an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited for export under U.S. laws.   The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) to expire.  AspenBio has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and sublicense fees received by AspenBio, carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.  Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such front end fees, totaling $440,000, was recorded upon receipt of the Novartis license fees and, in 2008; $190,000 was paid to WU.

For financial reporting purposes, the up-front license fees received from the NAH License Agreement, net of the amounts due to WU, have been recorded as deferred revenue and are amortized over the term of the NAH License Agreement.  Milestone revenue is or will be recognized into income commencing with the date such milestones are achieved. During the year ended December 31, 2010, milestones totaling $100,000 associated with NAH's evaluation of additional products were achieved, triggering the commencement of amortization of $100,000 of deferred revenue.  As of September 30, 2011, deferred revenue of $71,000 has been classified as a current liability and $580,000 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During each of the nine months ended September 30, 2011 and 2010, approximately $53,000 and $51,000 was recorded as the amortized license fee revenue arising from the NAH License Agreement.

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

With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2011 will be lower than in 2010. The Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines require investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% with no security or issuer representing more than 10% of the portfolio upon purchase.  As of September 30, 2011, 48% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 21% of the portfolio and none maturing past September 2012.  To date, we have not experienced a cumulative market loss from the investments that has exceeded $5,000.

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

Operating Activities

Net cash consumed by operating activities was $6,415,000 during the nine months ended September 30, 2011. Cash was consumed by the loss of $8,657,000, less non-cash expenses of $1,020,000 for stock-based compensation and $421,000 for depreciation, amortization and impairment charges.  For the nine months ended September 30, 2011, decreases in inventories and accounts receivable associated with lower antigen production and sales generated cash of $85,000. A decrease in prepaid and other current assets of $300,000 provided cash, primarily related to routine changes in operating activities.  A $588,000 increase in accounts payable and accrued expenses generated cash in the nine months ended September 30, 2011, primarily due to the Company’s AppyScore pre-clinical trial.  A decrease of $172,000 in accrued compensation consumed cash, due to a decrease in amounts accrued for incentive pay for the 2011 period.

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

Investing Activities

Net cash inflows from investing activities generated $282,000 during the nine months ended September 30, 2011. Marketable securities investments acquired totaled approximately $793,000 and sales of marketable securities totaled approximately $1,333,000.  A $258,000 use of cash was attributable to additional costs incurred from capitalized patent filings and equipment additions.

Net cash outflows from investing activities consumed $5,197,000 during the nine months ended September 30, 2010. Net purchases of marketable securities totaled approximately $4,753,000.  A $444,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

Financing Activities

Net cash outflows from financing activities consumed $374,000 during the nine months ended September 30, 2011 related to scheduled payments under its debt agreements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

AspenBio has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows, with such exposure associated primarily with changing interest rates on its mortgage notes and investments. Approximately 35% of the total mortgage balance is guaranteed by the SBA. While we periodically expend funds for products and services that are denominated in foreign country currencies we do not have any long term commitments for such purchases.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.    Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC. The complaint was filed in the United States District Court in the Central District of California by an individual investor. The complaint includes allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company's blood-based acute appendicitis test in development known as AppyScore. On the Company's motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011. The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT. On September 7, 2011, the plaintiff filed an amended complaint. Based on a review of the amended complaint, the Company believes that the plaintiff's allegations are without merit, and intends to vigorously defend against these claims. On October 7, 2011, the Company filed a motion to dismiss the amended complaint. The motion is currently pending with the plaintiff's response due on November 21, 2011.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. et al., Case No. CV10 7365. This federal securities purported class action was filed in the United States District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive. The complaint names as defendants certain officers and directors of the Company during such period. The complaint includes allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company's blood-based acute appendicitis test in development known as AppyScore. On the Company's motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011. The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT. On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel. On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period. Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs' allegations are without merit and intend to vigorously defend against these claims. On October 7, 2011, the Company filed a motion to dismiss the amended complaint. The motion is currently pending with the plaintiffs' response due on November 21, 2011.

On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovsky v. Pusey, et al., Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors. The complaint also names the Company as a nominal defendant. The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011, and this action continues to be stayed. The Company believes that the plaintiff lacks standing to proceed with this action and intends to challenge the plaintiff's standing if and when the stay is lifted.

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

Therapeutic or human diagnostic products require FDA approval (or clearance) prior to marketing and sale. This applies to our ability to market, directly or indirectly, our AppyScore acute appendicitis test. As a new product, this test must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance, we may determine to conduct additional specific clinical trials.  This process can take substantial amounts of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons. There is no assurance that any of our strategies for obtaining FDA clearance or approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The timing, which cannot be estimated at this point, of such completion, submission and clearance, could also impact our ability to realize market value from such tests. FDA clearance can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards. Similar approval requirements and contingencies will also be encountered in a number of major international markets.

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

Successful development of medical devices is highly uncertain. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including failure to obtain regulatory clearance or approval, manufacturing costs, pricing, reimbursement issues, or other factors that may make the product uneconomical to commercialize. In addition, success in pilot trials does not ensure that larger-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. If our large-scale clinical trials for a product are not successful, we will not recover our substantial investments in that product.

Factors affecting our R&D productivity and the amount of our R&D expenses include but are not limited to the number and outcome of clinical trials currently being conducted by us and/or our collaborators.

Clinical trials for our products are expensive and until completed their outcome is uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate through clinical trials the efficacy of our products. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, pilot trial testing and clinical trials.

In 2009 and 2010, we expended significant resources in the conduct of clinical trials on our ELISA-based AppyScore product. The statistical analysis report for the 2010 trial showed higher sensitivity (96%) and negative predictive value (92%) but lower specificity (16%) than seen in the 2008 ELISA-based study. The study report also revealed a wider range in prevalence of acute appendicitis between sites than had been anticipated. The overall prevalence of acute appendicitis was similar to that seen in the previous clinical trial conducted in 2008, however inter-site variability was notably larger, with a wider range of patients enrolled with acute appendicitis observed between sites. We believe that the large inter-site variability in the prevalence reported is an indication of the clinical challenge of diagnosing acute appendicitis and the judgment of individual ED physicians in evaluating acute abdominal pain. We performed, in conjunction with our consultants and scientific advisors, significant secondary analyses of the 2010 clinical trial results and data to explore the observed change in specificity in the 2010 trial as compared to the 2008 trial. These analyses suggested that the apparent differences between the two studies were primarily due to the conditions of transport for samples from the sites to the central laboratory, where the testing was conducted, in the 2010 trial. An increase in AppyScore test values that occurred in the “pre-measurement” phase between blood draw at the hospital and the testing at the central laboratory, which involved sample handling, time and transportation, resulted in an apparent increased level of false positives and, accordingly, decreased specificity. As a result of these analyses, we determined that we would not file a 510(k) premarket notification with the FDA based on the results of the 2010 AppyScore ELISA-based clinical trial.

We are currently conducting pilot studies of our cassette-based AppyScore product.  We currently expect to initiate at some time during 2012 a pivotal clinical trial of our cassette-based AppyScore product after we complete our pilot studies, assuming we obtain favorable results.

After the commencement of our pilot studies and based on our interim results from those studies as well as our interactions with the FDA, we decided to focus on a multi-marker approach to AppyScore’s development by utilizing certain additional biomarkers that we identified during our discovery work earlier this year.  After we complete our pilot studies, we plan to determine the final panel of biomarkers for the AppyScore product, including whether the MRP 8/14 biomarker that is the subject of one of our patents will be part of that panel. If we obtain unfavorable final results, for example, outcomes that fail to match our interim results or prior studies, or encounter unexpected issues, including issues relating to the multi-marker approach to AppyScore’s development, our ability to initiate a pivotal clinical trial could be further delayed.  Any such delay could have a material adverse effect on the Company.  Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our pilot or clinical trials.

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

The development of new technologies or improvements in current technologies for diagnosing acute appendicitis, including CT imaging agents and products that would compete with our acute appendicitis test could have an impact on our ability to sell the acute appendicitis tests or the sales price of the tests. This could impact our ability to market the tests and /or secure a marketing partner both of which could have a substantial impact on the value of our acute appendicitis products.

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

Our ability to successfully market the acute appendicitis tests once approved will partially depend on our ability to obtain sufficient quantities of the finished test from qualified GMP suppliers.  While we have identified and are progressing with qualified suppliers, their ability to produce tests or component parts in sufficient quantities to meet possible demand may cause delays in securing products or could force us to seek alternative suppliers. The need to locate and use alternative suppliers could also cause delivery delays for a period of time.  With respect to our animal health products, we, including NAH, have entered into contracts with companies who meet full cGMP requirements and are capable of large scale manufacturing batches of our devices and recombinant drugs for development, initial batch and study work as part of the FDA approval process for our business. Delays in finalizing and progressing under agreements with cGMP facilities may delay our FDA approval process and potentially delay sales of such products. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw inventory, quality control, quality assurance and component supply. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

Our success depends on our ability to successfully develop new products. Although we were engaged in human diagnostic antigen manufacturing operations and historically substantially all of our revenues have been derived from this business, our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more of our pipeline products. Our ability to develop any of the pipeline products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, to seek required FDA approval, and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past, and may again encounter in the future, problems in the testing phase for different pipeline products, which sometimes resulted in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our pipeline products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, nor that we will be able to produce them on an economical basis.

Our success will depend in part on establishing and maintaining effective strategic partnerships and business relationships.

A key aspect of our business strategy is to establish and maintain strategic partnerships. We currently have a license arrangement with WU and a license and commercialization agreement with NAH. It is likely that we will seek other strategic alliances. We also intend to rely heavily on companies with greater capital resources and marketing expertise to market some of our products, such as our agreement with NAH. We are currently evaluating study results from a pilot study conducted under the NAH License Agreement; the results of that evaluation could impact the future status as well as activities under the NAH License Agreement. While we have identified certain possible candidates for other potential products, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these collaborations or establish new collaborations in the future on acceptable terms. Furthermore, future arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the issuance of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, or if we fail to perform our obligations in a timely manner, the development or commercialization of our technology in potential products may be affected, delayed or terminated.

We need to secure and protect our intellectual property rights.

Our success will partially depend on our ability to protect our trade secrets and obtain and enforce patents relating to our technology and processes including our ability to secure intellectual property protection related to recent discoveries regarding our multi-marker panel and the risk stratification method for AppyScore that we are currently evaluating.  Third parties may challenge, narrow, invalidate or circumvent our patents and processes and /or demand payments of royalties that would impact our product costs. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the U.S. Patent Office nor the courts have a consistent policy regarding breadth of claims allowed or the degree of protection afforded under many biotechnology patents.

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

Our insurance policies currently cover claims and liabilities arising out of defective products for losses up to $2.0 million. As a result, if a claim was to be successfully brought against us, we may not have sufficient insurance that would apply and would have to pay any costs directly, which we may not have the resources to do.

Risks Related to Our Securities

We require additional capital for future operations and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to our existing stockholders.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses in the 2011 calendar year and at least into 2012. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets which could impact the timing, terms, and other factors in our attempts to raise capital. Any sale of a substantial number of additional shares may cause dilution to our existing stockholders and could also cause the market price of our common stock to decline.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. In addition, the market price of our common stock has been and may continue to be volatile, especially on the eve of Company announcements which the market is expecting, as is the case with clinical trial results. Among other factors, the following may have a significant effect on the market price of our common stock:

▪
announcements of clinical trial results, FDA correspondence or interactions, developments with regard to our intellectual property rights, technological innovations or new commercial products by us or our competitors.

•	publicity regarding actual or potential medical results related to products under development or being commercialized by us or our competitors.

•	regulatory developments or delays affecting our products under development in the U.S. and other countries; and

•	new proposals to change or reform the U.S. healthcare system, including, but not limited to, new regulations concerning reimbursement programs.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the quarter covered by this report, the Company did not make any purchases of its common shares under the previously announced authorized common stock repurchase program of up to $5.0 million that may be made from time to time at prevailing prices as permitted by securities laws and other requirements and subject to market conditions and other factors and no purchases are anticipated in the near-term. The program is administered by management and may be discontinued at any time.

Item 6.     Exhibits

(a)   Exhibits

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Cash Flows and (iv) the Notes to Condensed Financial Statements. (1)

(1)
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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 14, 2011		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer