Form 10-K
period 2011-12-31
AspenBio Pharma, Inc.
filed 2012-03-16
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______

Commission file number: 001-33675

AspenBio Pharma, Inc.
(Exact name of registrant as specified in charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 South Perry Street Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (303) 794-2000

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the closing price on that date was $26,090,000.

The number of shares outstanding of the registrant’s common stock at March 12, 2012, was 9,633,321.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement, which is due to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2011 (the Proxy Statement).

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

PART I
ITEM 1.    BUSINESS.

Overview

AspenBio Pharma, Inc. (the “Company” or “AspenBio” also “we”, “us” or “our”) is advancing products that address unmet human diagnostic and animal health therapeutic needs. AspenBio was formed in August 2000 as a Colorado corporation to produce purified proteins for diagnostic applications.  We have leveraged our science and technology to develop a number of product candidates.

The Company’s primary focus is on advancing AppyScore™, its human diagnostic test to aid in the risk management of acute appendicitis, toward commercialization. AppyScore is a proprietary blood-based diagnostic test that, if successfully cleared for marketing in the U.S. by the United States Food and Drug Administration (FDA), and CE marked for the European Union, we believe will provide emergency department physicians a valuable and objective tool to aid in the risk management of patients suspected of having acute appendicitis.  We expect AppyScore to be useful in the diagnostic evaluation of patients based on the test’s sensitivity and negative predictive value, which could provide physicians with additional clinical information to help manage patients who are at low risk of having acute appendicitis without using expensive imaging and potentially exposing the patient to unnecessary radiation.  We intend to seek FDA clearance for AppyScore for use in the risk management of children and adolescents presenting in the emergency departments of hospitals with abdominal pain suggestive of an acute appendicitis.

Our animal health product development efforts are directed toward the creation of reproduction drugs for the enhancement of animal fertility.  The initial focus is for use in the cattle industry, to be followed by other livestock species of economic importance.  The cattle therapeutics were sub-licensed in 2008 to Novartis Animal Health (NAH or Novartis) under a long-term world-wide development and marketing agreement. In November 2011 AspenBio and Novartis entered into a termination agreement and, subject to agreed upon conditions, including specified payments being made by AspenBio, product rights and technology returns to AspenBio.  As a result of our decision to focus on the human AppyScore test development activities, we are currently advancing in a strategic process to monetize our animal health business and related intellectual property, with the goal of entering into a transaction or license agreement with a third party, most likely a company currently in the industry, who would take over product development and commercialization.

Product Overview

Our business strategy is to focus on products and technologies which we believe have attractive worldwide markets and significant product margin potential. Our acute appendicitis test, AppyScore is our primary focus. We also pursue technologies under “in-licensing” agreements with third parties such as universities, researchers or individuals; add value by advancing the stage of research and development on the technologies through proof of concept, and then will either “out-license” to “big pharma” and/or diagnostic companies or continue with in-house development towards regulatory approval, product introduction and launch.  Presently the products in our existing pipeline are under the regulatory jurisdiction of the FDA for the United States.

Human Diagnostics

AppyScore is a blood-based test designed to aid in the evaluation of patients presenting signs and symptoms of acute appendicitis to help physicians with the difficult task of diagnosing acute appendicitis in children and adolescents entering the emergency room with symptoms of the disease. AppyScore is a multi-marker blood test panel of biomarkers consisting of the Company’s patented MRP 8/14 (also known as S100A8/A9 or calprotectin) and C-reactive protein (CRP), along with White Blood Cell count (WBC).  The scoring results of these individual components will be analyzed using the company’s proprietary algorithm software embedded in the AppyScore cassette reader, to provide an AppyScore result to the clinician. We expect AppyScore will help physicians manage those patients who are suspected of having acute appendicitis but can be determined to be at sufficiently low risk to avoid imaging procedures which are costly and potentially harmful to patients.  We believe AppyScore may potentially mitigate unnecessary radiologic imaging in a percentage of the patient population suspected of having acute appendicitis, but are at low risk for the disease, who enter emergency departments (ED) or urgent care centers throughout the U.S. suspected of having acute appendicitis, but at low risk for the disease. The use of AppyScore in emergency departments could also positively impact resource utilization and improve patient management.  The primary focus of our recent efforts is directed toward obtaining regulatory clearance for AppyScore for the patient population consisting of children and adolescents.  We are focusing on this intended use because acute appendicitis is primarily a disease that impacts children, adolescents and young adults, and the young ages of these patients heightens the risk from exposure to radiation.

Appendicitis Overview and Market

Appendicitis is a rapidly progressing condition which typically causes lower abdominal pain to increase over a period of 12 to 48 hours from onset of symptoms to perforation. This progressive pain period is variable, however, and can be sustained for 48 hours or more. Failure to accurately diagnose and treat acute appendicitis before perforation can lead to serious complications and, in some cases, death. The current diagnostic and treatment paradigm for acute appendicitis includes many factors, such as a review of the patient’s clinical presentation including signs and symptoms, health history, blood chemistry, temperature and white blood count. In the U.S. patients who are considered to be at risk for acute appendicitis are frequently sent for computerized tomography (CT) or ultrasound imaging for further diagnosis and then surgery if indicated. Unfortunately, imaging-based methods and interpretations can be inconclusive or lead to inaccurate or inconclusive diagnosis.  It is estimated that approximately 5 to 7% of the world’s population will get appendicitis in their lifetime with the peak age range for the disease being the early teens.  Published data from several sources indicate that in the United States, 3-15% of appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery. The rate of negative appendectomy is impacted by the use of CT and the rates are considerably higher in places that do not use CT. In the U.S. alone, according to National Hospital Ambulatory Medical Care Survey (NHAMCS) data from the Centers for Disease Control and Prevention (CDC) in 2009 there were approximately 9.6 million patients who entered emergency departments complaining of abdominal pain. Out of this total, 6.6 million had complete blood count (CBC) work-ups performed, 3.2 million underwent CT imaging studies and 1.2 million underwent ultrasound procedures. Approximately 280,000 of these total patients were diagnosed as having acute appendicitis and underwent appendectomies. Included in these totals were 2.1 million patients (approximately 21%) who were children, adolescents and young adults aged two to twenty. Out of this sub-population, 1.1 million had CBC work-ups performed, 417,000 underwent CT imaging and 259,000 underwent ultrasound procedures. Approximately 100,000 of this group of patients were diagnosed as having acute appendicitis and underwent appendectomies. To date, there appears to be no individual sign, symptom, test, or procedure capable of providing either a conclusive rule in or rule out diagnosis of acute appendicitis. Although the use of CT scans appears to be the most widely used diagnostic tool in the U.S., its results are subject to interpretation and can be inconclusive in addition to subjecting patients to large doses of radiation. Over the past decade there has been increasing concern identified regarding the radiation exposure caused by radiologic tests. In 2010, the FDA released a report titled “Initiative to Reduce Unnecessary Radiation Exposure from Medical Imaging.” We believe that reports such as this FDA Report could have positive implications for a test like AppyScore which, if cleared could be used to help physicians determine which patients are at low risk for the disease and potentially avoid CT scanning.  Misdiagnosis of acute appendicitis can lead not only to unnecessary surgery but also to the delay of proper therapy for the actual underlying condition. Physicians also face the dilemma of minimizing the negative appendectomy surgery rate without increasing the incidence of a life threatening perforation among patients presenting with symptoms of suspected acute appendicitis. We expect AppyScore will provide an additional objective tool to assist physicians in their initial clinical evaluation of patients with acute abdominal pain suspicious for acute appendicitis.

An accurate diagnosis of acute appendicitis is a difficult challenge for emergency department physicians and the ability to do so effectively is a significant factor in achieving a successful patient outcome. Appendicitis diagnosis can be time consuming, expensive and difficult because there is considerable overlap between acute appendicitis symptoms and those of other clinical conditions. Furthermore, to date there appears to be no individual sign, symptom, test, or procedure capable of providing a conclusive diagnosis or rule out of acute appendicitis. Misdiagnosis of acute appendicitis can lead not only to unnecessary surgery but also to delay of proper therapy for the actual underlying condition.   A dilemma for surgeons is minimizing the negative appendectomy surgery rate without increasing the incidence of perforation among patients referred for suspected acute appendicitis. Techniques currently used by emergency department doctors to diagnose millions of patients complaining of abdominal pain are time consuming, can be variable depending upon the patient and can be expensive. After performing basic tests and a physical health examination, a CT scan is one of the most common diagnostic methods used in the U.S. to evaluate acute appendicitis in patients with abdominal pain. Currently the total estimated cost of an abdominal or pelvic CT scan plus associated fees can range from several hundreds of dollars to a few thousand dollars per procedure, resulting in a total estimated expenditure of over $1.0 billion annually in the U.S. on CT scans to diagnose acute appendicitis. A scan can take more than four hours to complete (including typical processing time) and exposes the patient to high levels of ionizing radiation. While CT scans are still the current medical standard for diagnosing acute appendicitis, many times CT scan results are simply inconclusive. The present approach contributes to a significantly large number of CT scans being performed despite the potential negative implications from the use of this technology.

Published data from several sources indicate that in the United States, an estimated 3 to 15% of appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery with this number declining in recent years. In addition to health risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $740 million annually in the U.S. alone (Flum et al., Arch Surg. 2002;137:799-804). Appendicitis is one of the leading causes of medical malpractice claims in the U.S. due to many factors, including high diagnostic error rates, negative appendectomies, and increased cost and complications in cases where the appendix perforates.

Acute appendicitis most frequently occurs in patients aged 10 to 30, but can affect all ages.  Using a CT scan to rule out acute appendicitis can be particularly difficult in children and young adults because many patients in these age groups have low body fat resulting in poor tissue differentiation or contrast on the CT scan. The AppyScore blood-based acute appendicitis test, has the potential, though its negative predictive value, to enhance overall safety by reducing the amount of radiation exposure from unnecessary CT scans in the low-risk patient population. In 2010, the FDA released a report titled “Initiative to Reduce Unnecessary Radiation Exposure from Medical Imaging” which we believe could have positive implications for a test like AppyScore if clearance is achieved.

Results from our development efforts, clinical and pilot trials performed to date indicate that the greatest benefit of the AppyScore test would be in aiding the physician in the evaluation of those patients at low risk for having acute appendicitis.  We believe that AppyScore has the potential to enhance the effectiveness and speed of patient evaluation and improve the standard of care for low risk patients. We anticipate that if AppyScore is cleared by the FDA, it will be incorporated in routine blood testing as a patient’s blood sample is taken in the ordinary course of an initial assessment of the patient entering the emergency department or urgent care setting when the physician suspects appendicitis, but considers the patient at low risk for the disease. The AppyScore test will comprise a multi-marker blood test panel of biomarkers consisting of the company’s patented MRP 8/14 and CRP, along with incorporating the hospital collected WBC input into the reader which will then provide a result.  The AppyScore result is intended to help the physician determine if a patient is at a low risk for acute appendicitis. The test is intended to cost-effectively assist emergency room physicians in evaluating low-risk patients complaining of acute abdominal pain suspicious for acute appendicitis.

Our AppyScore test is expected to be sold into the emergency medicine diagnostic market. If successfully developed and cleared by the FDA, we expect our test will be the only commercially available blood-based test specifically designed to aid in the evaluation of acute appendicitis for low risk children and young adult patients. We believe there is a significant worldwide market opportunity for this product.

Clinical and Product Development - Appendicitis

We began product development of AppyScore in 2003 with the objective of developing a blood-based, human diagnostic test to aid in the evaluation of patients suspicious for acute appendicitis. In December 2008, we completed a clinical trial (approximately 800 patients) using the ELISA-based AppyScore test using MRP 8/14 as a single biomarker test, for use as an aid in the evaluation of acute appendicitis. The results of this study, based upon an MRP 8/14 AppyScore cut off value of 15, showed sensitivity of 89%, negative predictive value of 89% and specificity of 38%.  Based on these results, in June 2009 we submitted a 510(k) premarket notification application to the FDA to seek clearance of the AppyScore ELISA-based test used in this trial. In August 2009 the FDA responded to our submission with a request for additional information. As a result of a number of factors, primarily the need to revise the test’s cut-off value, the Company withdrew its 510(k) submission in mid-2010.

In March 2010, we completed enrollment for an additional clinical trial (859 patients) of our AppyScore ELISA-based test, based upon MRP 8/14 as a single biomarker test. The patients enrolled in this clinical trial were seen in the emergency departments of more than a dozen well-known hospitals across the United States. The statistical analysis report for this 2010 trial, based upon an MRP 8/14 cut-off value of 14, showed higher sensitivity (96%) and negative predictive value (92%) but lower specificity (16%) than seen in the 2008 ELISA-based study. The study report also revealed a wider range in prevalence of acute appendicitis between sites than had been anticipated. The overall prevalence of acute appendicitis was similar to that seen in the previous clinical trial, however inter-site variability was notably larger, with a wider range of patients enrolled with acute appendicitis observed between sites. We believe that the large inter-site variability in the prevalence reported is an indication of the clinical challenge of diagnosing acute appendicitis and the judgment of individual ED physicians in evaluating acute abdominal pain.

We performed, in conjunction with our consultants and scientific advisors, significant secondary analyses of the 2010 clinical trial results and data to explore the observed change in specificity in the 2010 trial as compared to the 2008 trial. These analyses suggested that the apparent differences between the two studies were primarily due to the conditions of transport for samples from the sites to the central laboratory, where the testing was conducted, in the 2010 trial. An increase in AppyScore test values that occurred in the “pre-measurement” phase between blood draw at the hospital and the testing at the central laboratory, which involved sample handling, time and transportation, resulted in an apparent increased level of false positives and, accordingly, decreased specificity. As a result of these analyses, we determined that we would not file a 510(k) premarket notification with the FDA based on the results of the 2010 AppyScore ELISA-based clinical trial, primarily due to the low specificity observed in the study not meeting the success criteria specified in the study’s statistical analysis plan; and although the post hoc analysis of the 2010 clinical trial results was able to identify the likely source of the performance problems, conclusions based on such a post hoc analysis would not be deemed to be acceptable performance evidence by the FDA for filing a 510(k).  A primary objective of originally developing the AppyScore ELISA-based product was to serve as the predicate for the rapid, single-use cassette version of the AppyScore assay.  We believe that the poor performance arising from the pre-measurement sample handling should be mitigated by the cassette version of AppyScore, which will be run on site in the hospitals’ laboratory shortly after the patient’s blood has been drawn.

In late 2011, we completed enrollment and, in early 2012, completed the analysis of the data for a pilot trial (approximately 500 patients) of our AppyScore test, involving pediatric and adolescent patients aged 2 to 20 with symptoms suspicious for acute appendicitis who were enrolled from 11 hospital sites across the country. Based upon data obtained from samples at AspenBio, we ran MRP 8/14 values using both our cassette based reader system as well as the ELISA-based test.  We also measured values for a number of other biomarkers using internal assays.  As part of the patient enrollment and sample collection we also obtained numerous subjective and objective data points for each subject.   This included the patient’s WBC count as processed by the hospital. Our extensive analysis of the data, focusing on the use and interaction of combinations of multiple biomarkers, analyzed using a proprietary algorithm for the AppyScore test configuration, demonstrated appreciably better results than the single-marker test evaluated in previous studies.  The results of this pilot study based on the multi-marker panel, showed negative predictive value of 97% sensitivity of 96%, and specificity of 43%.  Prevalence of the disease in the pilot study was 29%.

We are advancing the AppyScore product configuration in a product that uses the MRP 8/14 and CRP biomarkers, along with WBC and a proprietary algorithm.  MRP 8/14 and CRP testing will be performed on AspenBio’s cassette based system, with WBC performed by the hospital’s hematology system or potentially, a standalone system.  Each of the individual biomarker’s and the white blood cell count results will be combined and analyzed using the Company’s proprietary algorithm software embedded in the AppyScore cassette reader system.  An additional patent application has been filed based on the results of our work involving a number of markers including those mentioned above.  Completion of the product development required for the test panel will primarily involve incorporating the CRP test into the current cassette based reader system. The AspenBio development team has completed the initial work required to add CRP to the assay test cassette.  Based on a preliminary assessment of the ongoing activities, completion of the development work is expected late in the second quarter of 2012.

The expected indication for use for our AppyScore product is to aid in the identification of patients at low risk for acute appendicitis.  A negative AppyScore result can be used by physicians, as an adjunct to signs and symptoms, to allow for more conservative treatment planning.

Major AppyScore clinical and product development milestones to be accomplished are:

•	Finish the conversion of AppyScore to a multi-marker or “multivariate” blood-based test on the AppyScore reader cassette system – this is currently near completion;

•	Submit a pre-IDE information package, including the pivotal clinical trial protocol and statistical analysis plan to the FDA;

•	Commence the pivotal clinical trial, planned for mid-2012; and

•	Complete the pivotal clinical trial patient enrollment – planned for late 2012 into early 2013, analyze data, and submit pivotal clinical trial results to FDA.

Assuming a successful outcome of the planned clinical pivotal trial this, data would serve as the basis for a 510(k) submission to the FDA.

The majority of medical in vitro diagnostic assays are regulated as Class II medical devices with 510(k) pre-market notification submissions based on comparing a new device to an existing product being legally marketed under the FDA guidelines, with the new product being shown “substantially equivalent to its predicate”.  This is not believed to be the case with the AppyScore product because it addresses an unmet need in urgent care where no similar products have been cleared. The FDA has previously indicated that there are probably no appropriate predicates. Therefore, we believe based on consultation with consultants that the FDA under its 510(k) guidelines may process the submission through the established de novo process, wherein a new diagnostic test is regulated as a Class II device but evaluated for its safety and effectiveness with a new product classification being assigned.  Approximately 50 products have successfully followed this de novo path since this approach was first approved for use in 1997.  There can be no assurance that the pathway described will be suggested by the FDA for AppyScore.

AppyScore Intellectual Property

Beginning in 2004, we initiated the establishment of an intellectual property portfolio for the acute appendicitis testing technology and products that have been used in the development of AppyScore. We have filed for and are pursuing extensive patent coverage related to several aspects of the initial discovery and various test applications. Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for our first generation and future generation versions of the test. Scientific and technical progress remains the basis for these efforts. In March 2009, the United States Patent and Trademark Office issued AspenBio’s patent directed to methods relating to its appendicitis diagnostic technology. This patent, No. 7,501,256, is entitled ‘Methods and Devices for Diagnosis of Appendicitis’.  Additional U.S. patents, 7,659,087 and 7,670,769, have recently issued on February 9, 2010 and March 2, 2010, respectively. Two foreign patents have also been allowed, Japanese patent, 4,447,641 was allowed on January 29, 2010 and Philippine patent, 12007500226, was allowed on May 11, 2010.  At this time, additional foreign patent applications have been allowed or are pending.

In late 2011 an additional provisional patent application was filed for the appendicitis testing technology and products.  This patent filing focuses on the newly developed multiple-marker technology, providing patent coverage for using the MRP8/14 levels in a given sample in conjunction with CRP levels and WBC among a number of other markers in order to provide an increasingly robust test to aid in the management of low risk patients suspicious for appendicitis.  Additionally, this patent filing claims a method for ruling out appendicitis based on multiple markers, a device or system for assessing a subject based on a plurality of markers, and a kit or device to determine the value of a biomarker in a given sample.  Currently, this filing is a provisional patent and not yet filed or granted in any specific countries.

Animal Healthcare

Our animal health technology, licensed from Washington University in St. Louis (WU) in 2004 and further developed at AspenBio, is the basis of our product development efforts focused on reproduction drugs, initially for cattle, to be followed by other livestock species of economic importance. The cattle products were sub-licensed in 2008 to Novartis Animal Health (NAH or Novartis) under a long-term world-wide development and marketing agreement. Between 2008 and 2011 substantial investment and progress in product, regulatory and clinical activities were made on the bovine drug products. A pilot study was completed during late 2010 using the cattle LH drug and subsequently NAH informed us that preliminary pilot study results revealed that the pilot study did not demonstrate the outcomes as defined in the success criteria.  NAH requested a refund of the contingent $900,000 milestone payment that was tied to the pilot study outcome and notified us that they wished to terminate the agreements.   On November 15, 2011, AspenBio and Novartis executed a Termination and Settlement Agreement (“Agreement”) that provided for the termination of the existing agreements between the Company and NAH. Under the terms of the Agreement, the Company will pay to NAH the refundable $900,000 milestone payment and a negotiated amount totaling $475,000 of the Company’s portion of net shared development expenses.  The settlement amount is payable in quarterly installments commencing upon execution of the Agreement and for the following six fiscal quarters.  Upon execution of the Agreement, the Company gained access to and use of all development and research materials and protocols developed under the prior NAH agreements.  All of NAH’s rights under the prior agreements will be terminated in full once the Company pays the settlement amount in full.

The Exclusive License Agreement (WU License Agreement) between AspenBio and WU was entered into effective May 1, 2004, and grants AspenBio exclusive license and rights to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) to expire.  AspenBio has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and for sublicense fees received by AspenBio carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.

Our animal health products  consists of four veterinary therapeutic drug products which are anticipated to be an important new addition to veterinary medicine with two drugs each in large livestock markets, cattle and equine.   We have also advanced in the preliminary development of potential recombinant products for use in commercial pig operations.  Cattle products, BoviPure-LH™ and BoviPure-FSH™ are the most advanced products in the pipeline and we believe represent the largest market opportunity.

We are currently advancing in a strategic process to monetize our animal health business and related intellectual property. The goal of this process is to enter into a transaction or license agreement with a third party, most likely a company currently in the industry, who would take over product development and launch.

Assuming we are successful in completing a transaction or a licensing agreement for the animal health business, future product development and any potential product revenues would be expected to be undertaken by a new partner or other third-party.  The discussion below represents a summary of the products and markets that would be the subject of such third party rights, assuming a third-party agreement is in fact entered into and finalized and the products are thereafter advanced to commercialization.

Recombinant LH and FSH Analog Drugs for Animal Reproduction Technology

Cattle Reproduction Products

We believe that the cattle market, primarily dairy operations, represents the largest market opportunity of our current animal products in development.

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

The worldwide population of dairy cows is estimated to exceed 125 million, of which approximately 35 million cows are located in North America, South America and Europe. According to industry estimates approximately 70% of cows in the North American and European dairy industry are artificially inseminated (AI).  The average number of days per year that a cow remains open has steadily increased over a number of years. This has had a negative impact on the average milk revenue produced per head. A significant percentage of dairy cows, when artificially inseminated, do not become pregnant. There is a growing percentage, estimated currently at over 70% of artificially inseminated cows that do not become pregnant or they abort or absorb prior to delivery. Lower pregnancy rates are associated with higher milk production costs.

Dairy cows that fail to conceive or maintain a viable pregnancy after AI result in significant financial and production losses to the dairy. BoviPure-LH utilizes our exclusively licensed drug technology which we believe will offer performance advantages over conventional hormone products currently available in the worldwide market. We believe this drug may create a totally new pregnancy maintenance market to enhance dairy economics for artificially inseminated dairy cows.

BoviPure-LH

BoviPure-LH is a novel LH analog for cows. This new hormone analog is designed to induce ovulation and produce an effect that has been shown to reduce the rate of pregnancy loss in cows. Currently, it is estimated that more than 70% of dairy cows fail to conceive and/or maintain a viable pregnancy resulting in significant financial and production losses to dairy farmers.

It is estimated that there are between 16 and 20 million artificial insemination attempts annually in dairy cows in the United States alone. We believe the U.S. fertility control market for BoviPure-LH could be substantial.  While pivotal studies are required to definitively demonstrate its specific properties and advantages, we believe BoviPure-LH would be an applicable and beneficial product, if approved by the FDA and administered to dairy cows as part of an artificial insemination program as a therapeutic treatment to improve the quality of ovulation and help maintain pregnancy. It is anticipated that if this product receives regulatory approval it would be prescribed and administered by licensed veterinarians; we expect the ultimate customers will be producer clients operating commercial dairy herds using breeding programs.

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

BoviPure-FSH

BoviPure-FSH is a novel FSH analog for cows. It is designed for superovulation for embryo transfer in dairy and beef cows throughout the world. We expect the initial usage will be greatest in the beef industry but is expected to expand in the dairy industry with the anticipated increased use of predetermined sex semen for artificial insemination. This product is in development and is expected to provide significant benefits including superior single-dose product efficacy, unmatched purity, consistent bioactivity and significant labor savings for end users, versus conventional "animal-derived" pituitary extract FSH products currently on the market. These benefits are important to users of FSH products currently on the market. Conventional FSH products, all of which are directly harvested from animal organs, have inherent problems with product safety, purity and consistency. In addition, these conventional FSH products require considerable human and facility resources with an average of 8 treatments given every 12 hours for 4 consecutive days for every animal being treated versus our single treatment product.

Equine Reproduction Products

The equine (horse) breeding industry currently lacks effective methods that can effectively impact and control follicular development. Extracts containing pituitary-derived LH and FSH have been shown to be somewhat effective; however, there is currently no commercially available product.  The use of artificial lights to simulate longer days is also regularly used to attempt to advance the breeding season.

We have advanced preliminary development and testing of equine products EquiPure-LH™ (LH analog for horses) and EquiPure-FSH™ (FSH analog for horses). These specialized products are designed to create more effective breeding programs for horses. The ability to influence the timing of when mares are ready to breed, including potentially accelerating the seasonal ovulation,  improving the success rate of bred mares and in some cases, increasing the number of embryos produced and harvested for transfer, are all valuable in equine reproduction worldwide.  We have collaborated with researchers at several universities over several years to study these products and produce a number of publications regarding the basic science of these analogs. As part of our equine product development considerations, we are exploring options for securing funding for such product development as a separate funding opportunity.

EquiPure-FSH

EquiPure-FSH is a novel FSH analog for horses. It is designed to assist mares through transition and for super-ovulation (for embryo transfer) in horses throughout the world.  Based upon a Kentucky state legislative report, the U.S. thoroughbred horse industry spends over $1.5 billion annually for breeding for new foals.

The most significant breeding issue in mares is the timing conflict existing between horse breeders’ goals versus the animal’s normal breeding cycle during the year. The natural breeding season in horses in the Northern Hemisphere is from April to October. There are several beneficial reasons to try to influence the normal pattern of reproduction. In racing and some performance horses the age of the horse in the Northern Hemisphere, is always measured as of January 1st in the year of birth, therefore it is important that foals are born as early as possible in the year so that they have more time to develop their mature body weight (and strength) by the time they compete as two and three year olds. The demands of competition and sales, breeders and investor owners desire early breeding in the calendar year. This objective requires effective breeding programs.  Current programs include extending the mare’s daily photoperiod by artificial lighting in an attempt to advance reproductive activity.  This process requires approximately 1-2 months and is costly (labor, feed, electricity) and requires additional infrastructure on the farm.   There are currently no effective therapeutic drugs available to address this problem.  EquiPure-FSH is designed to, and in preliminary studies, has been shown to provide a solution.

Thoroughbred horses would comprise an important worldwide segment of the EquiPure-FSH market, if the product receives regulatory approval.  According to 2009 Jockey Club statistics, there were an estimated 45,000 mares bred in the U.S. and 180,000 worldwide.  Additionally the embryo transfer (ET) market is significant.  The 2009 International Embryo Transfer Society worldwide data lists approximately 60,000 donor and recipient mares combined used in ET activities.  Argentina and Brazil dominate the ET industry with an estimated total of two-thirds of the worldwide transfers occurring in those countries. A significant portion of that activity relates to the polo horse industry.

EquiPure-LH

EquiPure-LH is a novel LH analog for horses. It is designed to induce ovulation in estrous mares thereby providing better overall breeding management and convenience to breeders. It is expected that this product will be prescribed and administered by licensed veterinarians when and if it is cleared for use by the FDA. Ultimate customers would be horse owners and breeding farm operations.

Human Diagnostic Antigens

Historically we supplied purified proteins for diagnostic applications to large medical diagnostic companies and research institutions. We manufactured and sold approximately 20-30 purified protein products primarily for use as controls by diagnostic test kit manufacturers and research facilities, to determine whether diagnostic test kits are functioning properly. As a result of the development activities and priorities, we are focused on the blood-based human diagnostic test, and in the first quarter of 2011, we substantially terminated operations of the antigen business. In 2011, we had approximately $219,000 in revenue from these products and expect such revenues to decline significantly in 2012 and subsequently.

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

Human Diagnostics

AspenBio Pharma, Inc. began building its intellectual property portfolio for the appendicitis testing technology and products in 2004. We have filed for and are pursuing worldwide patent coverage related to several aspects of the initial discovery and various test applications. This initial patent family, entitled “Methods and Devices for Diagnosis of Appendicitis”, has a number of granted patents, as well as several others still in prosecution worldwide. Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for our first generation and future generation versions of the test. Recently, key scientific advancements have led to the filing of a second patent family, entitled “Compositions and Methods for Assessing Appendicitis”, which focuses on a multi-marker approach to aid in the diagnosis of appendicitis.

The initial family of patents provides coverage specific to detecting MRP8/14 levels in a given sample (blood, serum, plasma) and using it to provide information regarding the likelihood the patient has appendicitis.  This family of patents claims methods, devices, and kits relating to the detection of MRP8/14 levels and its correlation with appendicitis.  Overall, this coverage provides AspenBio the exclusive ability to use MRP8/14 levels to aid in the diagnosis of appendicitis. In March 2009, the United States Patent and Trademark Office issued AspenBio’s patent directed to methods relating to its appendicitis diagnostic technology. This patent, No. 7,501,256, is entitled ‘Methods and Devices for Diagnosis of Appendicitis’.  Additional U.S. patents, 7,659,087 and 7,670,789, have issued on February 9, 2010 and March 2, 2010, respectively.  The patent family includes filings in the following foreign countries (granted patent numbers listed when applicable): Australia (Pat. No. 2005266921), Brazil, Canada, China, Hong Kong (Pat No. 1102830), India, Israel, Japan (Pat No. 4447641, 4486153, 4630383), New Zealand (Pat No. 553386, 580805), Singapore (Pat No. 129503), South Africa (Pat No. 2007/01450), and Taiwan.  Additionally, a patent has been awarded by the European Patent Convention (Pat No. EP1778869B1) and validated in the following countries: Belgium, France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden, and Switzerland.

In November 2011 an additional patent family filing was added to AspenBio’s intellectual property portfolio for the appendicitis testing technology and products.  This patent filing focuses on the newly developed multiple-marker technology, providing patent coverage for using the level of MRP8/14 in a given sample in conjunction with CRP levels and WBC in order to provide an increasingly robust test to aid in the diagnosis of appendicitis.  Additionally, this patent filing claims a method for ruling out appendicitis based on multiple markers, a device or system for assessing a subject based on a plurality of markers, and a kit or device to determine the value of a biomarker in a given sample.  Currently, this second patent family filing is a provisional patent application and has not yet been filed or granted in any specific countries.

In May 2003, AspenBio entered into an Assignment and Consultation Agreement (the Bealer Agreement) with Dr. John Bealer related to the appendicitis diagnosis technology. The Bealer Agreement transferred to AspenBio ownership rights from Dr. Bealer for inventions and related improvements to technology associated with human appendicitis diagnostics involving protein antigens. The consideration for the Bealer Agreement was the payment of a future royalty to Dr. Bealer based upon a low double digit rate applied to revenues, all as defined under the Bealer Agreement.  The Bealer Agreement contains confidentiality provisions, provides for the assignment of all patent rights to AspenBio (which has occurred) and restrictions on the assignability of the agreement.  The Bealer Agreement continues for the longer of twenty years or the expiration of the last AspenBio patent to expire.  AspenBio may terminate the Bealer Agreement if AspenBio in its reasonable judgment decides it has no interest in pursuing the opportunity as defined under the agreement.

Animal Health

The AspenBio animal health patent portfolio originated under the exclusive license agreement with Washington University (St. Louis, MO), under which we obtained intellectual property rights to their patent estate.  This extensive portfolio consists of both patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products under development. The term of the WU License Agreement ends upon the expiration of the last patent to expire. Patents in the estate begin to expire in 2014, with the last of the current patents set to expire after 2028.  WU has filed, and continues to file, patent applications to expand and extend the patent coverage of the WU technology.  AspenBio reimburses WU for the costs of such patent filings, namely prosecution and maintenance fees.  Additional patents in the AspenBio Pharma animal health portfolio have been filed by AspenBio since the execution of the agreement with WU.  In addition to the WU patents rights, there are additional patents and patent applications filed by AspenBio.

A patent filing for the recombinant luteinizing hormone technology was submitted in 2004, entitled “Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone.”  This patent family claims methods of administering rLH, the timing of administration, and dosage given in order to increase formation of accessory corpora lutea and maintain pregnancies in treated animals.  The patent family includes filings in the following countries (patent number included where applicable): Australia (Pat No. 2004218365), Brazil, Canada and the United States.  Three foreign patents have been granted for ‘Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone’, New Zealand patent 542549 was granted March 12, 2009 (expiring March 2024), Australia 2004218365 was granted May 27, 2010 (expiring March 2024) and European patent 1610803 was granted December 15, 2010 (expiring March 2024). The patent granted by the European Patent Office and has been validated in the following countries: Belgium, France, Germany, Ireland, Italy, The Netherlands, Spain, Switzerland, and the United Kingdom.

A patent filing for the recombinant bovine follicle stimulating hormone technology was submitted in 2008, entitled “Compositions and Methods Including Expression and Bioactivity of Bovine Follicle Stimulating Hormone.”  This patent family claims the rbFSH single-chains itself, as well as methods of administering rbFSH, the timing of administration, and dosage given in order to increase reproduction, induce superovulation or increase embryo production in ungulates.  In October of 2011, the first patent in this family was granted by the European Patent Convention.  The patent family includes filings age in the following countries (patent number included where applicable): Argentina, Australia, Canada, European Patent Council (2134165), New Zealand, Thailand, and the United States.  Patents have been allowed in New Zealand and Europe.  Following the grant of the patent in 2011 by the European Patent Office, the patent was validated in the following countries: France, Germany, Italy, and The Netherlands.

A patent filing for the equine follicle stimulating hormone technology was filed in 2008, entitled “Activity of Recombinant Equine Follicle Stimulating Hormone.”  This patent family provides coverage for the single chain eFSH itself, methods of administering reFSH, the timing of administration, and dosage given in order to increase reproductive activity in treated animals.  To date, no patents have been issued in this patent family.  The application has been filed and is active in the following countries: Brazil, Canada, China, The European Patent Council, and the United States.

Two separate patent applications relating to cattle pregnancy have been filed by AspenBio.  A patent filing for the Bovine Pregnancy test technology was filed in 2007, entitled “Bovine Pregnancy Test.”  This patent family provides coverage for an assay device designed to detect pregnancy, the specific specifications of the device, for the antibodies used in the assay, as well as the type of sample used and the species for which the test is effective in detecting pregnancy.   The parent application was granted in the United States in 2008 (Pat No. 7,393,696), with the divisional application granted in 2010 (Pat No. 7,687,281).  Additionally, a patent filing for pregnancy detection was filed in 2003, entitled “Pregnancy Detection.”  This patent family provides coverage for an immunoassay test device, the specific specifications of the device, and for the antibodies used in the assay as well as the type of sample used.  The patent has been issued in the following counties: Australia (Pat No. 2003243199), New Zealand (Pat No. 536229 & 572488), and the United States (Pat No. 7,842,513).

General Operations

Backlog and Inventory — Historically our antigen business has not been seasonal in nature. As a result of our activities being focused on AppyScore product development, we do not expend large amounts of capital to maintain inventory. We believe we have developed and identified reliable sources of raw material and components as we progress towards commercialization of the AppyScore test.

Payment terms — Historically in connection with our human antigen business we did not provide extended payment terms, other than to support certain new product introductions, and then with terms of no more than 60 days.

Revenues — Historically the majority of our revenues have come from U.S. customers of our human antigen business with no long-term supply agreements and orders processed on a purchase-order basis. Two customers accounted for $93,000 of the total 2011 sales and individually represented 28% and 14% of such sales.  During the years ended December 31, 2011, 2010 and 2009, one European-based company, accounted for a total of 3%, 4% and 3%, respectively of our net sales. Our U.S. based revenues for the years ended December 31, 2011, 2010 and 2009 were $213,000, $355,000 and $282,000, respectively.

Research and Development

We expended $5,666,000 on total research and development in fiscal 2011, $6,112,000 in fiscal 2010 and $9,292,000 in fiscal 2009. We anticipate that total expenditures for research and development for the fiscal year ending December 31, 2012 will generally decrease as compared to the amounts expended in 2011, due primarily to the completion of a majority of the AppyScore discovery efforts in 2011, combined with lower expected product development activities in 2012, offset by additional anticipated clinical trial costs in the second half of 2012.  Research and development activities for the animal health business are expected to be minimal in 2012.

Development and testing costs in support of the current products, as well as costs to file patents and revise and update previous filings on our technologies, will continue to be substantial.  Our principal development product consists of the acute appendicitis test, AppyScore. As we continue towards commercialization of these products including evaluation of strategic alternatives to effectively maximize the value of our technology, we will need to consider a number of alternatives, including possible capital raising or other transactions and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic path determined.

We expect that the primary expenditures will be incurred to continue to advance our initial acute appendicitis blood test technology, AppyScore, through the product refinement, clinical trial process and FDA application and clearance process in addition to advancing development of the next generation acute appendicitis products. During the years ended December 31, 2011, 2010 and 2009, we expended approximately $3,388,000, $3,371,000 and $6,290,000, respectively in direct costs for the acute appendicitis test development and related efforts.  Should we be unable to achieve FDA clearance of the AppyScore test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and the costs that we have incurred for the appendicitis patent may be deemed to be impaired.

In April 2008 we entered into a long term exclusive license and commercialization agreement with Novartis Animal Health, Inc., to develop and launch our novel recombinant single-chain bovine products, BoviPure LH and BoviPure FSH. The license agreement was a collaborative arrangement that provided for a sharing of product development activities, development and registration costs and worldwide product sales for the bovine species. We received an upfront cash payment of $2,000,000 under the Novartis License Agreement, of which 50% was non-refundable upon signing the agreement, and the balance subject to certain conditions.  In 2010 the conditions associated with $100,000 of such milestones were satisfied.  Novartis had the right to request a refund of the $900,000 remaining milestone payment and/or terminate the agreement if the pilot study (as defined in the agreement) was not successful.  NAH informed us that preliminary pilot study results revealed that the pilot study did not demonstrate the outcomes as defined in the success criteria, and NAH requested a refund of the contingent $900,000 milestone payment that was tied to the pilot study outcome and notified us that they wished to terminate the agreement.   On November 15, 2011, AspenBio and Novartis executed a Termination and Settlement Agreement that provided for the termination of the existing agreements between the Company and NAH. During the years ended December 31, 2011, 2010 and 2009, we expended approximately $148,000, $1,154,000 and $1,109,000, respectively in direct costs for the BoviPure LH and BoviPure FSH product development and related efforts.

We have entered, and expect to continue to enter, into additional agreements with contract manufacturers for the development / manufacture of certain of our products for which we are seeking or plan to seek FDA clearance. The ultimate goal of this development process is to establish current good manufacturing practices (cGMP) manufacturing methods required for those products for which we are seeking FDA clearance. We enter into discussions from time to time with various potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our medical devices, and who can economically manufacture them to produce our products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty and / or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2012. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

In June 2009, we submitted a 510(k) application to the FDA, with our then current ELISA platform and data from our December 2008 clinical trial on the basis of comparing this new test to an existing assay, or “predicate”. We subsequently withdrew that 510(k) application in February 2010.  Although we previously submitted, and will submit our 510(k), using a predicate, we expect that because AppyScore is the first blood-based test to aid in the evaluation of acute appendicitis, the FDA may not agree that a predicate exists. If this happens we would then expect to be told by the FDA that there is no substantially equivalent predicate and the application will be routed into the de novo process, a procedural method that places a new diagnostic test on the a path to receive a new classification.  Based on conversations with our consultants we believe this may be the pathway for AppyScore. This allows the FDA to review the product without a predicate being defined. To date, around 50 products have successfully followed this path since this approach was first used in 1997.  There can be no assurance this will be the outcome of our submission for AppyScore.

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

BoviPure LH and BoviPure FSH Drugs — FDA - INADA file numbers previously obtained by Novartis have been transferred to AspenBio.  INADA’s officially commence the approval process with the Veterinary — CVM section of the FDA for BoviPure LH (LH analog for cows) and BoviPure FSH (FSH analog for cows).

EquiPure LH and FSH Drugs — we are monitoring our position and plans regarding INADA filings for these two drugs and (Veterinary — CVM) FDA approval.

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

Glossary of Terms

Human Diagnostic Terms:

Algorithm — a set of rules that precisely defines a sequence of operations, in the case of AppyScore using a mathematical computation in a software program

Biomarker tests — tests that identify and quantify markers associated with disease or medical condition

Complete Blood Count (CBC) — a blood test used to evaluate overall health and detect a wide range of disorders, including anemia, infection and leukemia

CRP — an abbreviation for C-reactive protein. CRP is a protein produced in the liver and found in the blood, the levels of which rise in response to inflammation

De Novo Classification –a mechanism defined by the FDA Modernization Act (Section 513(f)) for classifying new medical devices for which there is no predicate, providing the product with a risk-based Class II classification allowing clearance under as a 510(k)

ELISA (Enzyme Linked Immunosorbant Assay) — immunological method used to test a sample for a protein marker

Genomics — the study of the genomes of organisms

GMP \ cGMP — Good Manufacturing Practice \ Good Manufacturing Practice compliant

Immunoassay-based — test that uses antibody-antigen interaction as method of measure

Multi-marker test — a diagnostic or other test that uses multiple protein biomarkers as part of a diagnostic test panel

Proteomics — the study of an organisms complete compliment of proteins

Recombinant — Novel DNA made by genetic engineering

WBC — an abbreviation for white blood cell count. The white blood cells are analyzed from a blood sample collected as part of a standard protocol for patients suspected of having infections who have entered the Emergency Department of a hospital

Animal Health Terms:

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

Single-chain analogs — see single-chain gonadotropin

Single-chain gonadotropin — recombinant forms of gonadotropins composed of the alpha and beta subunits fused in a single polypeptide

Single-polypeptide-chain-variants- see single-chain gonadotropin

Super ovulation — using hormone treatment to stimulate a female to produce more than one ova at one time

Corporate Information

We are located at 1585 S. Perry Street, Castle Rock, CO 80104. Our phone number is (303) 794-2000 and our facsimile is (303) 798-8332. We currently employ twenty-three full-time employees and three part-time employees. We believe our relationships with our employees are good. We also regularly use part-time student interns and additional temporary and contract personnel depending upon our research and development needs at any given time. We maintain a website at www.aspenbiopharma.com.

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

Risks Related to Our Business

Our independent registered public accounting firm added an emphasis paragraph to their audit report describing an uncertainty related to our ability to continue as a going concern.

Due to our continued losses and limited capital resources our independent registered public accounting firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that we did not generate significant revenues in 2011, we incurred a net loss of approximately $10,214,000 and we consumed cash in operating activities of approximately $8,333,000 in 2011. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to obtain FDA clearance, we cannot market certain products in the United States.

Therapeutic or human diagnostic products require FDA approval (or clearance) prior to marketing and sale. This applies to our ability to market, directly or indirectly, our AppyScore acute appendicitis test. As a new product, this test must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance an additional specific pivotal clinical trial is planned to be conducted. This process can take substantial amounts of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons. There is no assurance that any of our strategies for obtaining FDA clearance or approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The timing, which cannot be estimated at this point, of such completion, submission and clearance, could also impact our ability to realize market value from such tests. FDA clearance can be suspended or revoked, or we could be fined, based on a failure to continue to comply with those standards. Similar approval requirements and contingencies will also be encountered in a number of major international markets.

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

If we fail to obtain FDA clearance or approval for our human diagnostic products or our animal health therapeutic products, we will not be able to market and sell our products in the U.S. As a result, we would not be able to recover the time and resources spent on research and development of such products.

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

Factors affecting our R&D productivity and the amount of our R&D expenses include but are not limited to the number, patient enrollment quantities and outcome of clinical trials to be conducted by us and/or our collaborators.

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

In 2009 and 2010, we expended significant resources in the conduct of clinical trials on our ELISA-based AppyScore product. The statistical analysis report for the 2010 trial showed higher sensitivity (96%) and negative predictive value (92%) but lower specificity (16%) than seen in the 2008 ELISA-based study, which was further investigated as discussed below. The study report also revealed a wider range in prevalence of acute appendicitis between sites than had been anticipated. The overall prevalence of acute appendicitis was similar to that seen in the previous clinical trial conducted in 2008, however inter-site variability was notably larger, with a wider range of patients enrolled with acute appendicitis observed between sites. We believe that the large inter-site variability in the prevalence reported is an indication of the clinical challenge of diagnosing acute appendicitis and the judgment of individual ED physicians in evaluating acute abdominal pain. We performed, in conjunction with our consultants and scientific advisors, significant secondary analyses of the 2010 clinical trial results and data to explore the observed change in specificity in the 2010 trial as compared to the 2008 trial. These analyses suggested that the apparent differences between the two studies were primarily due to the conditions of transport for samples from the sites to the central laboratory, where the testing was conducted, in the 2010 trial. An increase in AppyScore test values that occurred in the “pre-measurement” phase between blood draw at the hospital and the testing at the central laboratory, which involved sample handling, time and transportation, resulted in an apparent increased level of false positives and, accordingly, decreased specificity. As a result of these analyses, we determined that we would not file a 510(k) premarket notification with the FDA based on the results of the 2010 AppyScore ELISA-based clinical trial.

In late 2011, we completed enrollment and in early 2012 completed the analysis of the data for a pilot trial (approximately 500 patients) of our AppyScore test, involving pediatric and adolescent patients aged 2 to 20 with symptoms suspicious for acute appendicitis who were enrolled from 11 hospital sites across the country. Based upon data obtained from samples at AspenBio, we ran MRP 8/14 values using both our cassette based reader system as well as the ELISA-based test.  We also ran and obtained values for a number of other biomarkers from those samples from internally run assays and laboratory analyzers.  As part of the patient enrollment and sample collection we also obtained numerous subjective and objective data points for each subject.   This included the patient’s WBC count as processed by the hospital. Our extensive analysis of the data, focusing on the use and interaction of combinations of multiple biomarkers, analyzed using a proprietary algorithm for the AppyScore test configuration, demonstrated appreciably better results than the single-marker test evaluated in previous studies.   The AppyScore test will comprise a multi-marker blood test panel consisting of the company’s patented MRP 8/14 biomarker and CRP, along with WBC.  An additional patent application has been filed based on the results of our work involving a number of markers including those mentioned above. The scoring results of these individual components will be analyzed using the company’s proprietary algorithm software embedded in the AppyScore cassette reader system, to provide an AppyScore result to the clinician.  The results of this pilot study based on the multi-marker panel, showed negative predictive value of 97%, sensitivity of 96%, and specificity of 43%.  Prevalence of the disease in the pilot study was 29%.

We are advancing the AppyScore product configuration using the MRP 8/14 and CRP biomarkers, along with WBC and a proprietary algorithm.  MRP 8/14 and CRP testing will be performed on AspenBio’s cassette-based system, with WBC performed by the hospital’s hematology system or potentially, a standalone system.  Each of the individual biomarker’s and the white blood cell count results will be combined and analyzed using the Company’s proprietary algorithm software embedded in the AppyScore cassette reader system. Completion of the product development required for the test panel will primarily involve incorporating the CRP test into the current cassette based reader system. The AspenBio development team has completed the initial work required to add CRP to the reader cassette.

Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our product development, regulatory path or clinical trial results.

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

Our ability to successfully market the acute appendicitis tests once approved will partially depend on our ability to obtain sufficient quantities of the finished tests from qualified GMP suppliers. While we have identified and are progressing with qualified suppliers, their ability to produce tests or component parts in sufficient quantities to meet possible demand may cause delays in securing products or could force us to seek alternative suppliers. The need to locate and use alternative suppliers could also cause delivery delays for a period of time. Delays in finalizing and progressing under agreements with cGMP facilities may delay our FDA approval process and potentially delay sales of such products. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw materials, components or finished goods inventory, and quality control issues with raw materials, components or finished goods. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

Our success depends on our ability to successfully develop new products. Although we were engaged in human diagnostic antigen manufacturing operations and historically substantially all of our revenues have been derived from this business, our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more of our pipeline products. Our ability to develop any of the pipeline products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, to seek required FDA clearance or approval, and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past, and may again encounter in the future, problems in the testing phase for different pipeline products, which sometimes resulted in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our pipeline products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, or that we will be able to produce them on an economical basis.

Our success will depend in part on establishing and maintaining effective strategic partnerships and business relationships.

A key aspect of our business strategy is to establish and maintain strategic partnerships. We currently have a license arrangement with WU. It is likely that we will seek other strategic alliances. We also intend to rely heavily on companies with greater capital resources and marketing expertise to market some of our products. We have identified certain possible candidates for other potential products. We may not reach definitive agreements with any potential strategic partners. Even if we enter into these arrangements, we may not be able to maintain these collaborations or establish new collaborations in the future on acceptable terms. Furthermore, future arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the issuance of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, or if we fail to perform our obligations in a timely manner, the development or commercialization of our technology in potential products may be affected, delayed or terminated.

We need to secure and protect our intellectual property rights.

Our success will partially depend on our ability to protect our trade secrets and obtain and enforce patents relating to our technology and processes including our ability to secure intellectual property protection related to recent discoveries regarding our multi-marker panel and the risk stratification method for AppyScore that we are currently developing.  Third parties may challenge, narrow, invalidate or circumvent our patents and processes and /or demand payments of royalties that would impact our product costs. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the U.S. Patent Office nor the courts have a consistent policy regarding breadth of claims allowed or the degree of protection afforded under many biotechnology patents.

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

On February 13, 2012, the Company was notified by NASDAQ that the Company did not meet the minimum bid price rule required for continued listing and was provided until August 13, 2012 to achieve compliance with such minimum bid rule.  If at any time before August 13, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days (subject to extension to 20 trading days in NASDAQ's discretion), we will regain compliance with the bid price rule. We may seek shareholder approval of a reverse stock split transaction to help achieve such compliance. If we do not regain compliance by the end of this grace period, we anticipate we will receive notification from NASDAQ that our common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on the NASDAQ Capital Market nor on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with NASDAQ's minimum bid price per share requirement for continued listing on the NASDAQ Capital Market. Being delisted by NASDAQ could have a negative impact on our ability to raise capital among other considerations.

We require additional capital for future operations and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to our existing stockholders.

We have historically needed to raise capital to fund our operating losses including development expenses, which have been significant. We expect to continue to incur operating losses in the 2012 calendar year and at least into 2013. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets which could impact the timing, terms, and other factors in our attempts to raise capital. Any sale of a substantial number of additional shares may cause dilution to our existing stockholders and could also cause the market price of our common stock to decline.

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

We own the property subject to a mortgage with an outstanding balance of approximately $2,545,000 at December 31, 2011, payable in monthly installments of approximately $23,500 and bearing interest at an approximate average rate of 7%. In the opinion of management, the Company maintains adequate insurance coverage on the property.

ITEM 3.   LEGAL PROCEEDINGS.

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC. The complaint was filed in the United States District Court in the Central District of California by an individual investor. The complaint includes allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Securities and Exchange Commission ("SEC") Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company's blood-based acute appendicitis test in development known as AppyScore. On the Company's motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011. The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT. On September 7, 2011, the plaintiff filed an amended complaint. Based on a review of the amended complaint, the Company believes that the plaintiff's allegations are without merit, and intends to vigorously defend against these claims. On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff's response and the Company’s reply thereto were subsequently filed.  The motion is pending, awaiting a decision by the court.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. et al., Case No. CV10 7365. This federal securities purported class action was filed in the United States District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive. The complaint names as defendants certain officers and directors of the Company during such period. The complaint includes allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company's blood-based acute appendicitis test in development known as AppyScore. On the Company's motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011. The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT. On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel. On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period. Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs' allegations are without merit and intend to vigorously defend against these claims. On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff's response and the Company’s reply thereto were subsequently filed.  The motion is pending, awaiting a decision by the court.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the Nasdaq Capital Market under the symbol “APPY” as of August 28, 2007. The following table sets forth, for the periods indicated, the high and low closing prices of our shares, as reported by www.Nasdaq.com.

Quarter ended	High	Low

March 31, 2010	$11.85	$9.55
June 30, 2010	$23.20	$4.75
September 30, 2010	$5.60	$2.45
December 31, 2010	$3.55	$1.60

March 31, 2011	$4.25	$2.80
June 30, 2011	$3.94	$3.10
September 30, 2011	$3.75	$2.40
December 31, 2011	$2.92	$0.97

As of March 7, 2012 we had approximately 944 holders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

The closing price of our common stock on March 6, 2012 was $0.76 per share.

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

Securities Authorized under Equity Compensation Plans Information

The Company currently has one equity compensation plan. The 2002 Stock Incentive Plan (the Plan) was approved by the Board of Directors and adopted by the stockholders on May 20, 2002. At our annual meeting of stockholders held on June 9, 2008 our stockholders approved an amendment to the Plan increasing the number of shares reserved under the Plan to 920,000. On November 20, 2009, the Company’s stockholders approved an amendment to the Plan to increase the number of shares reserved under the Plan to 1,220,000. On November 22, 2010, the Company’s stockholders approved an amendment to the Plan to increase the number of shares reserved under the Plan to 1,360,000. On July 8, 2011, the Company’s stockholders approved an amendment to the Plan to increase the number of shares reserved under the Plan to 1,500,000. Additionally, following approval at the 2011 annual stockholders meeting, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to authorize a reverse stock split of the Company’s common stock that the Board implemented as of July 29, 2011.  All historical common stock and per share amounts in this Annual Report on Form 10-K retroactively reflect this Reverse Stock Split.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options and rights under the Company’s plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	1,291,485	$8.99	156,306

Equity compensation plans not
approved by security holders	—	—	—

Total	1,291,485	$8.99	156,306

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2011 covered by this report, the Company did not make any purchases of its common shares under the previously announced 2008 authorized common stock repurchase program of up to $5 million that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. No repurchases have been made under this program since 2008 and no purchases are anticipated in the near-term.  The program is administered by management and may be discontinued at any time.

ITEM 6.   SELECTED FINANCIAL DATA.

	For the Fiscal Years Ended December 31,
	2011	2010	2009	2008	2007
Summary Statement of Operations Items:
Total revenues	$219,000	$370,000	$291,000	$821,000	$849,000
Net loss	$(10,214,000)	$(13,338,000)	$(15,518,000)	$(9,568,000)	$(6,201,000)
Basic and diluted loss per share	$(1.27)	$(1.69)	$(2.34)	$(1.55)	$(1.20)
Weighted average shares outstanding	8,032,718	7,876,081	6,634,490	6,235,228	5,236,329

	As of December 31,
	2011	2010	2009	2008	2007
Summary Balance Sheet Information:
Current assets	$4,321,000	$12,307,000	$14,427,000	$18,871,000	$26,695,000
Total assets	$8,728,000	$17,159,000	$19,378,000	$24,187,000	$31,662,000
Long term liabilities	$2,830,000	$3,180,000	$3,290,000	$3,553,000	$3,053,000
Total liabilities	$4,902,000	$5,912,000	$6,564,000	$6,299,000	$5,158,000
Equity	$3,826,000	$11,247,000	$12,814,000	$17,888,000	$26,504,000

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

AspenBio Pharma’s independent public accounting firm’s report on its financial statements as of December 31, 2011 includes a “going concern” explanatory paragraph that describes factors that raise substantial doubt about AspenBio Pharma’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has experienced significant recurring losses from operations and negative cash flows from operations, and at December 31, 2011 had cash and liquid investments of $3,971,000, working capital of $2,249,000, total stockholders’ equity of $3,826,000 and an accumulated deficit of $65,021,000. To date, the Company has in a large part relied on equity financing to fund its operations.  We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, contract consulting and other product development related expenses. We believe that our current working capital position will not be sufficient to meet our estimated cash needs for the remainder of 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company does not obtain additional capital or financing, then the Company would potentially be required to reduce the scope of its research and development and general and administrative expenses and may not be able to continue in business.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

The Company is actively looking to obtain additional financing; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all, or that they will not have significantly dilutive effect on the Company’s existing shareholders. We are closely monitoring our cash balances, cash needs and expense levels. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge cash shortfalls in 2012, which includes the following:

▪	aggressively pursuing additional capital raising activities in 2012;
▪	continuing to advance development of the Company’s products, particularly AppyScore;
▪	continuing to advance the strategic process to monetize the Company’s animal health business and related intellectual property;
▪	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
▪	continuing to monitor and implement cost control initiatives to conserve cash.

Revenues

Year 2011 compared to Year 2010

Sales of the Company’s antigen products for the year ended December 31, 2011 totaled $219,000, which is a $151,000 or 41% decrease from the 2010 period.  This decrease in sales is primarily attributable to the Company’s strategic decision in 2010 to suspend antigen production and focus available scientific resources on the acute appendicitis project and single-chain animal product development.  Two customers accounted for $93,000 of the total 2011 sales and individually represented 28% and 14% of such sales.  Antigen sales in 2012 are expected to decline significantly from the 2011 totals.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under this agreement were recorded as deferred revenue and was being recognized over future periods through 2020.  In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health which terminated future revenue related to the license agreement.  The company recognized $62,000 and $68,000 of such license payments in each of years ended December 31, 2011 and 2010, respectively.

Cost of sales for the year ended December 31, 2011 totaled $16,000, which is a $342,000 or 95% decrease as compared to the 2010 period. As a percentage of sales, 2011 gross profit was 93% as compared to 3% in 2010.  The improvement in the gross profit percentage resulted from $153,000 in inventory write downs recorded in 2010 compared to $1,000 in write downs in 2011, combined with no fixed production cost incurred in the 2011 period.

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

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under this agreement were recorded as deferred revenue and was being recognized over future periods through 2020, with $68,000 and $64,000 of such license fee recognized in each of years ended December 31, 2010 and 2009, respectively. In December 2009, the Company entered into a termination agreement for a prior distribution agreement covering a bovine diagnostic blood test. Upon execution of the original agreement, the Company received $200,000, which had been recorded as deferred revenue. Under the termination agreement a refund of 25% ($50,000) of the development payment previously received was paid and the remaining $150,000, which was no longer subject to any conditions was recorded as license fee income in 2009.

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

Selling, General and Administrative Expenses

Year 2011 compared to Year 2010

Selling, general and administrative expenses in the year ended December 31, 2011, totaled $5,575,000, which is a $1,842,000 or 25% decrease as compared to the 2010 period. Total stock-based compensation and non-qualified option expenses decreased $1,044,000 in 2011 primarily due to fewer options being granted combined with lower computed Black-Scholes values attributable to the options granted. Compensation expenses also decreased $359,000 in 2011 due to lower employee costs including a reduced amount accrued for incentive pay in the 2011 period compared to the 2010 period. Expenses associated with public company costs decreased $379,000 in 2011 and legal fees decreased $104,000 compared to 2010.

Year 2010 compared to Year 2009

Selling, general and administrative expenses in the year ended December 31, 2010, totaled $7,418,000, which is a $1,365,000 or 23% increase as compared to the 2009 period. Hiring of additional management personnel to advance the AppyScore product resulted in approximately $329,000 of additional expenses in the 2010 period.  Approximately $611,000 in additional stock-based compensation expense was recorded in 2010 over 2009 amounts which included $106,000 related to options granted to animal health advisory board members.  Selling, general and administrative expenses also increased by $213,000 in insurance related costs primarily due to increased medical benefits costs and increases in the Company’s insurance limits and  public company expense increased by $167,000 in 2010.

Research and Development

Year 2011 compared to Year 2010

Research and development expenses in the 2011 period totaled $5,666,000, which is a $446,000 or 7% decrease as compared to the 2010 period. The completion of the Enzyme Linked Immunosorbant Assay (ELISA) based appendicitis clinical trial in mid-2010 resulted in a $1,269,000 decrease which was offset by $1,030,000 in expenses in 2011 for the AppyScore pilot trial. Discovery efforts related to the identifying additional markers for the appendicitis test increased expenses by approximately $488,000 compared to the 2010 period and general appendicitis research decreased $131,000 in the 2011 period.  Expenses incurred for the single-chain animal product development decreased by approximately $963,000 in the 2011 period due to lower expenses associated with the shared development costs under the Novartis agreement. Research and development expense increased by $250,000 for salaries primarily related to development activities on the appendicitis test and related discovery work.   Amortization expenses associated with patents in 2011 increased by $162,000, over 2010 expenses primarily due to patent and trademark amortization and write-offs.

Year 2010 compared to Year 2009

Research and development expenses in the 2010 period totaled $6,112,000, which is a $3,179,000 or 34% decrease as compared to the 2009 period. Development efforts and advances on the acute appendicitis test, including product development advances, clinical trial and regulatory related activities comprised the primary expenses.  Clinical trial and regulatory related expenses were approximately $1,130,000 lower in the year ended December 31, 2010 primarily due to the fact that in 2009 one AppyScore clinical trial was completed and a second clinical trial that commenced in the second half of 2009 was completed in early 2010.  Development expenses incurred for advances on the cassette and reader program were approximately $1,448,000 lower in 2010 as compared to 2009, primarily due to substantial completion of development activities by the firms engaged in product development.  Expenses incurred in connection with product and market related studies were approximately $340,000 lower in 2010 as compared to 2009.  Hiring of additional scientific personnel for product development resulted in approximately $103,000 of additional expenses in the 2010 period. Direct development expenses on the single-chain animal health products increased by approximately $41,000 in the 2010 period. Amortization expenses during the 2010 period decreased by $384,000 as compared to 2009 amounts which included impairment charges for patents related to terminating an agreement with Merial Limited and management’s decision to not pursue patents specific to certain small market countries.

Other Income and Expense

Year 2011 compared to Year 2010

In 2011 other income includes a gain of approximately $939,000 resulting from the Termination Agreement with Novartis.  Under the Termination Agreement, the Company’s liabilities associated with the Novartis arrangements exceeded it net settlement payable to Novartis, resulting in a gain on the contract termination, net of related legal fees incurred of approximately $7,500.

Primarily as a result of lower average cash and investment balances in 2011 as compared to 2010, interest income of approximately $16,000 was earned in 2011 as compared to $62,000 in 2010.  Interest expense for the year ended December 31, 2011, increased to $197,000, compared to $194,000 the 2010 year. The increase in interest expense is primarily due to the financing of certain insurance premiums.

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

Income Taxes

No income tax benefit was recorded on the loss for the year ended December 31, 2011, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2011, the Company had a net operating loss carry forwards for income tax purposes of approximately $62 million, expiring through 2031.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had working capital of $2,249,000, which included cash, cash equivalents and short term investments of $3,971,000.  We reported a net loss of $10,214,000 during the year ended December 31, 2011, which included $1,093,000 in net non-cash expenses including, stock-based compensation totaling $1,336,000, depreciation and amortization totaling $491,000, impairment and related charges totaling $275,000, and a $939,000 non-cash gain related to the Novartis Termination Agreement.

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of such test with the FDA, and to advance the strategic process to monetize our animal health business and related intellectual property.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, contract consulting and other product development related expenses. We believe that our current working capital position will not be sufficient to meet our estimated cash needs for the remainder of 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company does not obtain additional capital, then the Company would potentially be required to reduce the scope of its research and development and general and administrative expenses and may not be able to continue in business.  The Company is actively looking to obtain additional financing; however, there can be no assurance that the Company will be able to obtain sufficient additional financing.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the fiscal year ending December 31, 2012 are anticipated to total less than $100,000. We anticipate these capital expenditures to be financed through working capital.

We anticipate that expenditures for research and development for the fiscal year ending December 31, 2012 will decrease compared to the amounts expended in 2011.  Development and testing costs in support of the current AppyScore product as well as costs to file patents and revise and update previous filings on our technologies will continue to be substantial. As we continue towards commercialization of these products, including evaluation of alternatives for possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs such evaluation and related decisions will impact our future capital needs. Certain costs such as manufacturing and license / royalty agreements have different financial, logistical and operational implications depending upon the ultimate strategic commercialization path determined.

We expect that our primary development expenditures will be to continue to advance product development and testing of the cassette and instrument version of AppyScore. During the years ended December 31, 2011, 2010, and 2009, we expended approximately $3,388,000, $3,371,000 and $6,290,000, respectively, in direct costs for AppyScore development and related efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with subsequent generations and expected improvements being made in the test. Should we be unable to achieve FDA clearance of the AppyScore appendicitis test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

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

Our animal health technology, licensed from Washington University in St. Louis (WU) in 2004 and further developed at AspenBio, has been used to develop reproduction drugs, initially in the bovine, to be followed by other livestock species of economic importance. The bovine drugs were sub-licensed in 2008 to Novartis Animal Health (“NAH” or “Novartis”) under a long-term world-wide development and marketing agreement. Between 2008 and 2011, substantial investment and progress in product, regulatory and clinical activities were made on the bovine drug products. A pilot study was completed during late 2010 using the bovine LH drug and subsequently NAH informed us that preliminary pilot study results revealed that the pilot study did not demonstrate the outcomes as defined in the success criteria, and NAH had requested a refund of the contingent $900,000 milestone payment that was tied to the pilot study outcome and notified us that they wished to terminate the agreement.   On November 15, 2011, AspenBio and Novartis executed a Termination and Settlement Agreement (“Agreement”) that provided for the termination of the existing agreements between the Company and NAH. Under the terms of the Agreement, the Company will pay to NAH the refundable $900,000 milestone payment and a negotiated amount totaling $475,000 of the Company’s portion of net shared development expenses.  The settlement amount is payable in quarterly installments commencing upon execution of the Agreement and for the following six fiscal quarters.  Upon execution of the Agreement, the Company gained access to and use of all development and research materials and protocols developed under the prior NAH agreements.  All of NAH’s rights under the prior agreements will be terminated in full once the Company pays the settlement amount in full.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development / manufacture of certain of our products for which we are seeking FDA approval. The goal of this development process is to establish current good manufacturing practices (cGMP) required for those products for which we are seeking FDA approval. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments during 2012. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage facility on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,200 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,607,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,200 per month in contractual interest and fees.

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

With the recent changes in market conditions, combined with our conservative investment policy and lower average investable balances due to cash consumption, we expect that our investment earnings in 2012 will be lower than in 2011. The Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Commencing in the fourth quarter of 2008, based upon market conditions, the investment guidelines were tightened to raise the minimum acceptable investment ratings required for investments and shorten the maximum investment term. Current investment guidelines require investments to be made in investments with minimum ratings purchasing commercial paper with an A1/P1 rating, longer-term bonds with an A- rating or better, a maximum maturity of nine months and a concentration guideline of 10% with no security or issuer representing more than 10% of the portfolio upon purchase.  As of December 31, 2011, 64% of the investment portfolio was in cash equivalents which are included with cash and the remaining funds were invested in short term marketable securities with none individually representing more than 16% of the portfolio and none maturing past June 2012.  To date, we have not experienced a cumulative market loss from the investments that has exceeded $5,000.

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

Operating Activities

Net cash consumed by operating activities was $8,333,000 during the year ended December 31, 2011. Cash was consumed by the loss of $10,214,000, less net non-cash expenses of $1,093,000, including stock-based compensation totaling $1,336,000, $491,000 for depreciation and amortization, impairment and related charges totaling $275,000 and a $939,000 non-cash gain related to the Novartis Termination Agreement. For the year ended December 31, 2011, a $38,000 decrease in accounts receivable associated with lower antigen sales generated cash. A decrease in prepaid and other current assets of $427,000 provided cash, primarily related to routine changes in operating activities. Cash increased from an increase of $292,000 in accounts payable, net of the non-cash adjustment of $837,000 decreasing the accounts payable balance associated with the Novartis Termination Agreement settlement.  Accrued expenses decreased $31,000 in the year ended December 31, 2011 also generated cash, primarily due to a combination of an increase in accrued expenses related to AppyScore pilot trial expenses and a decrease of $180,000 in accrued compensation, due to a decrease in amounts accrued for incentive pay for the 2011 period.

Net cash consumed by operating activities was $10,707,000 during the year ended December 31, 2010. Cash was consumed by the loss of $13,338,000, less non-cash expenses totaling $2,895,000 relating to stock-based compensation totaling $2,364,000 and depreciation and amortization totaling $492,000 and other items net, which totaled $39,000.  In late 2009, we substantially suspended the production of antigen products as a result of our strategic decision to focus available scientific resources on acute appendicitis and single-chain animal product development.  As a result of this decision we recorded a write down of approximately $153,000 in antigen inventories in 2010.  Due to the suspension of antigen sales the net investment in accounts receivable and inventories, decreased by $297,000 in 2010 generating cash including the inventory write down of approximately $153,000. A decrease in prepaid and other current assets of $81,000 provided cash, primarily related to routine changes in operating activities.  Cash used by operations included a $642,000 reduction in accounts payable and accrued expenses in 2010, primarily due to the decrease in expenses related to the recent completion of the Company’s AppyScore clinical trial.

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

Investing Activities

Net cash inflows from investing activities generated $1,611,000 during the year ended December 31, 2011. Marketable securities investments purchased totaled approximately $1.0 million and marketable securities sold totaled approximately $3.0 million. Cash totaling $228,000 was used for additions to patents and additions to equipment totaling $90,000.

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

Financing Activities

Net cash inflows from financing activities generated $782,000 during the year ended December 31, 2011. The Company received net proceeds of $1,456,000 from the sale of common stock in a December 2011 Registered Direct offering and repaid $674,000, in scheduled payments under its debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $275,000, $107,000 and $565,000 of impairment charges during the years ended December 31, 2011, 2010 and 2009, respectively.

Long-Lived Assets:    The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The Company reviews for impairment whenever there is an indication of impairment.  The required annual testing resulted in no impairment charges being recorded to date.

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

Recently issued and adopted accounting pronouncements:

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  The pronouncement provides guidance on the milestone method of revenue recognition for research and development arrangements. Under the milestone method contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with the performance required to achieve the milestone or the increase in value to the collaboration resulting from performance, relates solely to past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of December 31, 2011, approximately 64% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AspenBio Pharma, Inc.

We have audited the accompanying balance sheets of AspenBio Pharma, Inc.  (“the Company”) as of December 31, 2011 and 2010, and the related  statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AspenBio Pharma, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 16, 2012

AspenBio Pharma, Inc.
Balance Sheets
December 31,

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$2,968,104	$8,908,080
Short term investments (Note 1)	1,003,124	2,932,188
Accounts receivable (Note 1)	35,016	73,176
Prepaid expenses and other current assets	314,800	393,177

Total current assets	4,321,044	12,306,621

Property and equipment, net (Note 2)	2,795,149	3,107,134

Other long term assets, net (Notes 1 and 3)	1,611,652	1,745,350

Total assets	$8,727,845	$17,159,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$581,713	$1,126,172
Accrued compensation	47,622	227,570
Accrued expenses	368,406	357,685
Deferred revenue, current portion (Note 9)	—	746,062
Notes and other obligations, current portion (Note 4)	1,074,185	273,861

Total current liabilities	2,071,926	2,731,350

Notes and other obligations, less current portion (Note 4)	2,830,041	2,546,682
Deferred revenue, less current portion (Note 9)	—	633,636

Total liabilities	4,901,967	5,911,668

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 30,000,000 shares authorized;
9,633,321 and 8,028,321 shares issued and outstanding	68,846,796	66,054,554
Accumulated deficit	(65,020,918)	(54,807,117)

Total stockholders' equity	3,825,878	11,247,437

Total liabilities and stockholders' equity	$8,727,845	$17,159,105

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Operations
Years ended December 31,

	2011	2010	2009

Sales (Note 1)	$219,420	$370,229	$290,872
Cost of sales	16,345	358,094	710,207

Gross profit (loss)	203,075	12,135	(419,335)

Other revenue - fee (Note 9)	62,179	68,394	213,947

Operating expenses:
Selling, general and administrative	5,575,221	7,417,686	6,052,968
Research and development	5,666,221	6,112,405	9,291,637

Total operating expenses	11,241,442	13,530,091	15,344,605

Operating loss	(10,976,188)	(13,449,562)	(15,549,993)

Other income (expense):
Interest income	16,424	61,696	189,429
Interest expense	(196,933)	(194,482)	(200,136)
Gain on contract termination (Note 9)	938,896	—	—
Other income (Note 7)	4,000	244,629	43,135

Total other income, net	762,387	111,843	32,428

Net loss	$(10,213,801)	$(13,337,719)	$(15,517,565)

Basic and diluted net loss per share (Note 1)	$(1.27)	$(1.69)	$(2.34)

Basic and diluted weighted average number
of common shares outstanding (Notes 1 and 5)	8,032,718	7,876,081	6,634,490

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2011, 2010 and 2009

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2009	6,235,817	$43,839,785	$(25,951,833)	$17,887,952

Common stock options and warrants exercised	227,367	468,640	—	468,640

Stock-based compensation issued for services	—	1,714,936	—	1,714,936

Common stock issued for cash, net
of offering costs of $503,735	1,031,000	8,259,765	—	8,259,765

Net loss for the year	—	—	(15,517,565)	(15,517,565)

Balance, December 31, 2009	7,494,184	54,283,126	(41,469,398)	12,813,728

Common stock options exercised	52,209	291,028	—	291,028

Stock-based compensation issued for services	—	2,363,871	—	2,363,871

Common stock issued for cash, net
of offering costs of $883,471	481,928	9,116,529	—	9,116,529

Net loss for the year	—	—	(13,337,719)	(13,337,719)

Balance, December 31, 2010	8,028,321	66,054,554	(54,807,117)	11,247,437

Stock-based compensation issued for services	—	1,336,177	—	1,336,177

Common stock issued for cash, net
of offering costs of $181,035	1,605,000	1,456,065	—	1,456,065

Net loss for the year	—	—	(10,213,801)	(10,213,801)

Balance, December 31, 2011	9,633,321	$68,846,796	$(65,020,918)	$3,825,878

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Years ended December 31,

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(10,213,801)	$(13,337,719)	$(15,517,565)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	490,515	492,160	388,203
Impairment charges	274,941	107,443	565,242
Non-cash charges	—	—	7,995
Amortization of license fee	(62,179)	(68,394)	(213,947)
Stock-based compensation for services	1,336,177	2,363,871	1,714,936
Gain on contract termination	(938,896)	—	—
(Increase) decrease in:
Accounts receivable	38,160	(25,217)	15,235
Prepaid expenses and other current assets	426,825	403,271	846,029
Increase (decrease) in:
Accounts payable	284,543	(419,377)	662,309
Accrued expenses	30,773	(222,652)	167,916

Net cash used in operating activities	(8,332,942)	(10,706,614)	(11,363,647)

Cash flows from investing activities:
Purchases of investment securities	(1,043,192)	(7,628,977)	(2,307,248)
Sales of investment securities	2,972,256	5,206,909	7,436,336
Purchases of property and equipment	(90,100)	(191,509)	(243,769)
Patent and trademark application costs	(228,163)	(309,898)	(352,184)

Net cash provided by (used in) investing activities	1,610,801	(2,923,475)	4,533,135

Cash flows from financing activities:
Repayment of notes payable and other obligations	(673,900)	(236,165)	(350,621)
Net proceeds from issuance of common stock	1,456,065	9,116,529	8,259,765
Proceeds from exercise of warrants and options	—	291,028	468,640

Net cash provided by financing activities	782,165	9,171,392	8,377,784

Net increase (decrease) in cash and cash equivalents	(5,939,976)	(4,458,697)	1,547,272

Cash and cash equivalents, at beginning of year	8,908,080	13,366,777	11,819,505

Cash and cash equivalents, at end of year	$2,968,104	$8,908,080	$13,366,777

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$180,915	$194,533	$186,700

Schedule of non-cash investing and financing transactions:
Acquisitions of assets for installment obligations	$454,830	$293,873	$—

See Accompanying Notes to Financial Statements

AspenBio Pharma, Inc.
Notes to Financial Statements

Note 1.  Organization and summary of significant accounting policies:

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

The Company’s research and development activities are currently focused primarily on a human acute appendicitis blood-based test.

Going concern, management’s plans and basis of presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations, and at December 31, 2011 had cash and liquid investments of $3,971,000, working capital of $2,249,000, total stockholders’ equity of $3,826,000 and an accumulated deficit of $65,021,000. To date, the Company has in large part, relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will not be sufficient to meet its estimated cash needs for the remainder of 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company does not obtain additional capital, then the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company is actively looking to obtain additional financing; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all, or that they will not have significantly dilutive effect on the Company’s existing shareholders.   The Company is closely monitoring its cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2012, which includes the following:

▪	aggressively pursuing additional capital raising activities in 2012;
▪	continuing to advance development of the Company’s products, particularly AppyScore;
▪	continuing to advance the strategic process to monetize the Company’s animal health business and related intellectual property;
▪	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
▪	continuing to monitor and implement cost control initiatives to conserve cash.

Cash, cash equivalents and short term investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of December 31, 2011, 64% of the investment portfolio was in cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 16% of the portfolio and none with maturities past June 2012. To date, the Company’s cumulative realized market loss from the investments has not been in excess of $5,000. For the year ended December 31, 2011, there was $1,004 in unrealized loss, $3,505 in realized loss, $1,073 in realized gain for the year and $9,248 in management fees.  For the year ended December 31, 2010, there was $1,065 in unrealized income, $1,388 in unrealized loss, $2,023 in realized gain for the year and $17,959 in management fees. For the year ended December 31, 2009, there was $4,709 in unrealized income, there was no realized gain or loss, and $18,271 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of December 31, 2011 and December 31, 2010.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

The Company recognizes revenue when product is shipped or delivered depending upon the terms of sale. The Company extends credit to customers generally without requiring collateral. Historically, the Company’s base antigen business has sold products primarily throughout North America. One European customer accounted for approximately 3%, 4%, and 3% of net sales during 2011, 2010 and 2009, respectively.  At December 31, 2011, two customers accounted for 73% and 19% of total accounts receivable.  At December 31, 2010, two customers accounted for 82% and 13% of total accounts receivable.  During the year ended December 31, 2011, two customers accounted for a total of 42% of net sales, each representing 28% and 14%, respectively. During the year ended December 31, 2010, four customers accounted for a total of 58% of net sales, each representing 19%, 18%, 11% and 10%, respectively.  During the year ended December 31, 2009, two customers accounted for a total of 37% of net sales, each representing 20% and 17%, respectively.

Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and (iv) collectability is reasonably assured.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company’s large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts receivable. Increases in the allowance are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company’s statements of operations. Write-offs of uncollectible accounts are charged against the allowance. No allowance was considered necessary at December 31, 2011 or 2010.

Property and equipment:

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years for the building, ten years for land improvements, five years for equipment and three years for computer related assets.

Goodwill and other intangible assets:

Goodwill, arose from the initial formation of the Company, and represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired.  The Company performs a goodwill impairment test in the fourth quarter of each year and has determined that there has been no goodwill impairment. The Company reviews for impairment at least annually, or whenever there is an indication of impairment.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its review, including an updated assessment subsequent to year end, management determined that certain costs previously incurred for patents had been impaired during the years ended December 31, 2011 and 2010.  Approximately $275,000, $107,000 and $565,000 of such patent costs were determined to be impaired during the years ended December 31, 2011, 2010 and 2009, respectively resulting from management’s decisions not to pursue patents based upon a cost benefit analysis of patent expenses and coverage protection in several smaller world markets that were determined to not have the economic or fiscal potential to make the patent pursuit viable. Impairment charges are included in research and development expenses in the accompanying statement of operations.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2011 and 2010.  The Company files corporate income tax returns with the Internal Revenue Service and the State of Colorado, and there are open statutes of limitations for tax authorities to audit the Company’s tax returns from 2008 through the current period.

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

Income (loss) per share:

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 2,984,000, 1,286,000 and 952,000 shares for each of the years ended December 31, 2011, 2010 and 2009, respectively) would be to decrease the net loss per share.

Upon the completion of the 2011 annual shareholders meeting on July 8, 2011 where such actions were approved, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-five, whereby each five shares of common stock were combined into one share of common stock (the “Reverse Stock Split”).  The Reverse Stock Split was effective with respect to shareholders of record at the close of business on July 28, 2011, and trading of the Company’s common stock on the NASDAQ Capital Market began on a split-adjusted basis beginning on July 29, 2011. As a result of the Reverse Stock Split, the total number of shares of common stock outstanding was reduced from approximately 40.1 million shares to approximately 8.0 million shares.

All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split, the principal effects of which were to:

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

A reconciliation of historical basic and diluted weighted average number of shares outstanding retroactively adjusted for the Reverse Stock Split follows:

	December 31, 2010	December 31, 2009
Basic and diluted weighted average number of shares outstanding
Pre-split	39,247,604	33,169,172
Post split	7,876,081	6,634,490

Recently issued and adopted accounting pronouncements:

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  The pronouncement provides guidance on the milestone method of revenue recognition for research and development arrangements. Under the milestone method contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with the performance required to achieve the milestone or the increase in value to the collaboration resulting from performance, relates solely to past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Reclassifications:

Certain amounts in the accompanying financial statements for the years ended December 31, 2010 and 2009 have been reclassified to conform to the presentation used in 2011.

Note 2.  Property and equipment:

Property and equipment consisted of the following as of December 31,:

	2011	2010

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	251,049	235,946
Laboratory equipment	1,175,047	1,207,241
Office and computer equipment	398,295	378,431

	5,521,130	5,518,357
Less accumulated depreciation	2,725,981	2,411,223

	$2,795,149	$3,107,134

Depreciation expense totaled approximately $402,000, $395,000 and $341,000 for each of years ended December 31, 2011, 2010 and 2009, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following as of December 31,:

	2011	2010

Patents, trademarks and applications, net of accumulated amortization of $273,550 and $190,829	$1,214,748	$1,342,737
Goodwill	387,239	387,239
Other	9,665	15,374

	$1,611,652	$1,745,350

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $69,000 for each of the next five fiscal years.

Note 4.  Notes and other obligations:

Notes payable and installment obligations consisted of the following as of December 31,:

	2011	2010

Mortgage notes	$2,545,312	$2,653,737
Termination obligation (Note 9)	1,152,753	—
Other short-term installment obligations	206,161	166,806

	3,904,226	2,820,543
Less current portion	1,074,185	273,861

	$2,830,041	$2,546,682

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2011 and 2010, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,200 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,607,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,200 per month in contractual interest and fees.

Other short-term installment obligations:

The Company has executed financing agreements for certain of the Company’s insurance premiums.  At December 31, 2011, these obligations totaled $206,000 all of which are due in 2012.

Future maturities:

The Company’s debt obligations including the termination obligation, require minimum annual principal payments of approximately $1,074,000 in 2012, $2,067,000 in 2013, $65,000 in 2014, $68,000 in 2015, $72,000 in 2016 and $558,000 thereafter, through the terms of the agreements.  The Company’s Exclusive License Agreement with The Washington University also requires minimum annual royalty payments of $20,000 per year during its term.

Note 5.  Stockholders’ equity:

2011 Transactions:

In July 2011 at the annual shareholders meeting the Board of Directors approved an amendment to the Company’s Articles of Incorporation to reduce the authorized common shares from 60 million to 30 million.

In December 2011, the Company completed a registered direct offering of securities consisting of 1,605,000 units for a negotiated price of $1.02 per unit, generating approximately $1,456,000 in net proceeds to the Company. Fees and other expenses totaled $181,000, including a placement fee of 6.79%.  Each unit consisted of one share of the Company’s no par value common stock and one warrant to purchase one share of common stock.  The exercise price of each warrant is $1.22 per share; the warrants are exercisable beginning June 30, 2012 and expire in June 2017. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

2010 Transactions:

In May 2010, the Company completed a registered direct offering of securities consisting of 481,928 units (Units) for a negotiated price of $20.75 per Unit, generating approximately $9,117,000 in net proceeds to the Company. Fees and other expenses totaled $883,000, including a placement fee of 6.5%.  Each Unit consisted of one share of the Company’s no par value common stock and one warrant to purchase 0.285 shares of common stock. Accordingly, a total of 481,928 shares of common stock and warrants to purchase 137,349 shares of common stock were issued. The exercise price of the warrants was $24.10 per share; the warrants were exercisable upon issuance for an eight month term and expired in January 2011. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

During the year ended December 31, 2010, consultants exercised options outstanding under the Company’s 2002 Stock Incentive Plan (the Plan) as amended and approved by the Company’s shareholders, to purchase 52,209 shares of common stock generating $291,028 in cash proceeds to the Company.

2009 Transactions:

During the year ended December 31, 2009, former employees, prior to the termination of their option rights, exercised options outstanding under the Plan to purchase 121,000 shares of common stock generating $438,700 in cash proceeds to the Company, and consultants exercised options to purchase 7,600 shares of common stock generating $29,940 in cash proceeds. A consultant’s options to purchase 10,000 shares of common stock expired upon the consultant’s termination from the Company during 2009.  During the year ended December 31, 2009, the holders of 134,185 warrants that were issued for investor relations services elected to exercise those warrants on a cashless basis as provided in the agreements and as a result, were issued 98,767 common shares.

In October 2009, the Company completed a placement of registered securities consisting of 1,031,000 common shares generating $8,260,000 in net proceeds to the Company. Fees and costs totaled $503,735, including a placement agent fee of 5% for certain investors. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

Note 6.  Stock options and warrants:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan, as amended (the “Plan”) and non-qualified options and warrants issued outside of the Plan.  The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

▪	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized stock-based compensation during the years ended December 31, as follows:

	2011	2010	2009

Stock options to employees and directors	$1,200,118	$2,103,276	$1,570,552
Stock options to consultants for:
Animal health activities	24,446	161,357	35,017
AppyScore activities	54,304	38,064	—
General and other activities	—	—	20,196
Investor relations activities	57,309	61,174	89,171
Total stock-based compensation	$1,336,177	$2,363,871	$1,714,936

The above expenses are included in the accompanying Statements of Operations for the years ended December 31, in the following categories:

	2011	2010	2009

Selling, general and administrative expenses	$1,281,873	$2,325,807	$1,714,936
Research and development expenses	54,304	38,064	—
Total stock-based compensation	$1,336,177	$2,363,871	$1,714,936

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s 2002 Stock Incentive Plan, as amended (Plan).  In July 2011, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 1,360,000 to 1,500,000.

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the years ended December 31, as follows:

	2011	2010	2009

Dividend yield	0%	0%	0%
Expected price volatility	119 to 120%	110 to 119%	113 to 119%
Risk free interest rate	1.32 to 2.14%	1.60 to 2.62%	1.47 to 2.66%
Expected term	5 years	5 years	5 years

A summary of stock option activity under the Company’s Plan for options to employees, officers, directors and consultants, for the year ended December 31, 2011, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,103,358	$10.60
Granted	313,600	3.19
Exercised	—	—
Forfeited	(125,473)	8.75

Outstanding at December 31, 2011	1,291,485	$8.99	6.8	$—

Exercisable at December 31, 2011	757,664	$11.14	5.4	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2011.

During the year ended December 31, 2011, 313,600 stock options were granted under the Plan to employees, officers, directors, and consultants with a weighted average fair value at the grant date of $3.19 per option. Included in the 313,600 options issued, existing directors and officers were granted a total of 245,000 options at an exercise price of $3.17 per share and existing employees were granted 25,900 options at an exercise price of $3.05 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  Four newly hired employees were granted a total of 2,700 options at $3.31 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 40,000 non-qualified options to a consultant at an exercise price of $3.40 per share which expire in ten years.   These non-qualified options are performance related with vesting tied to achieving specific AppyScore clinical and regulatory milestones. During the year ended December 31, 2010, 279,600 stock options were granted under the Plan to employees, officers, directors and consultants with a weighted average fair value at the grant date of $8.55 per option.  During the year ended December 31, 2009, there were 412,100 options granted under the Plan to employees, officers, directors and consultants with a weighted average fair value at the grant date of $8.25 per option.

During the year ended December 31, 2011, no options were exercised.  During the year ended December 31, 2010, consultants exercised 52,209 options outstanding under the Company’s Plan generating $291,028 in cash and which had an intrinsic value when exercised of $371,130.  During the year ended December 31, 2009, 128,600 options were exercised by employees, a former officer, and consultants at an average of $3.65 per that had an intrinsic value totaling $1,285,000.

During the year ended December 31, 2011, a total of 125,473 options granted under the Plan were forfeited, 68,413 of which were vested and 57,060 which were unvested.  The options were exercisable at an average of $8.75 per share and were forfeited upon the employees’, officers and consultant’s termination from the Company. During the year ended December 31, 2010, a total of 9,140 options were forfeited, 2,667 of which were vested and 6,473 were unvested.   The options were exercisable at an average of $13.25 per share and were forfeited upon the employees’ terminations from the Company.  During the year ended December 31, 2009, a total of 70,720 options were forfeited, 26,667 of which were vested and 44,053 were unvested.  The options were exercisable at an average of $13.40 per share and were forfeited upon the employees’, officer and advisor terminations from the Company.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the years ended December 31, 2011, 2010 and 2009, was $2,063,000, $2,327,000 and $964,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 1,098,000 options, are expected to vest in the future, under their terms.

A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors and consultants during the year ended December 31, 2011 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	506,063	$10.80	$8.33
Granted	313,600	3.19	2.64
Vested	(228,782)	12.31	9.02
Forfeited	(57,060)	8.63	7.04
Nonvested at December 31, 2011	533,821	$5.94	$4.83

At December 31, 2011, based upon employee, officer, director and consultant options granted to that point, there was approximately $1,096,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Subsequent to December 31, 2011, 121,533 options related to employee terminations expired which were exercisable at an average of $7.40 per share.

Other common stock purchase options and warrants:

As of December 31, 2011, in addition to the stock incentive plan options discussed above, the Company had outstanding 1,693,000 non-qualified options and warrants in connection with offering warrants, an officer’s employment and investor relations consulting.

The Company utilized assumptions in the estimation of the fair value of stock-based compensation for the years ended December 31, as follows:

	2011	2010	2009

Dividend yield	0%	0%	0%
Expected price volatility	119 to 145%	128 to 130%	71 to 128%
Risk free interest rate	1.20 to 1.95%	1.26 to 1.70%	1.14 to 1.62%
Expected term	3 to 10 years	3 years	3 years

Operating expenses for the years ended December 31, 2011, 2010 and 2009, include $92,000, $61,000 and $89,000, respectively, for the value of the non-qualified options and warrants.

Following is a summary of such outstanding options for the year ended December 31, 2011:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	182,855	$25.15
Granted	1,675,000	1.34
Forfeited	(164,855)	26.56

Outstanding at December 31, 2011	1,693,000	$1.45	5.5	$—

Exercisable at December 31, 2011	40,500	$8.18	1.6	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2011.

During the year ended December 31, 2011, the Company hired a Vice President of Marketing and Business who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Stock 2002 Incentive Plan, and he was granted 40,000 options for services exercisable at $3.25 per share. The options vest equally over a three year period on the first, second and third anniversary of the grant date and expire in ten years. Also, during the year ended December 31, 2011, an investor relations firm was granted 30,000 warrants to purchase shares of common stock which are scheduled to vest at 2,500 shares per month over the twelve months from the date of grant and are exercisable at $5.00 per share and expire in three years.

In December 2011, the Company closed a $1.6 million registered direct offering consisting of 1,605,000 shares of the Company’s no par value common stock and 1,605,000 warrants.  The warrants which are included in the table above are not exercisable until June 30, 2012 at an exercise price of $1.22 per common share, and expire in June 2017. During the year ended December 31, 2011, 27,506 investor relations consultant options were forfeited of which 9,000 were exercisable at $60.00 per share, 7,506 options were exercisable at $30.05 per share, 10,000 options were exercisable at $27.85 per share, and 1,000 at $24.95 per share.  In addition 137,349 warrants granted at $24.10 per share in connection with the 2010 public registered direct offering expired.

During the year ended December 31, 2010, 143,349 stock options and warrants were granted under to an investor relations firm and under a registered direct offering with a weighted average fair value at the grant date of $23.50 per option.  During the year ended December 31, 2009, there were 12,000 options granted to an investor relations firm with a weighted average fair value at the grant date of $13.30 per option.

During the years ended December 31, 2011 and 2010, no options were exercised.  During the year ended December 31, 2009, 134,185 options and warrants were exercised at an average of $8.45 per share that had an intrinsic value totaling $3,141,000.

The total fair value of stock options granted to an investor relations consulting firm that vested and became exercisable during the years ended December 31, 2011, 2010 and 2009, was $61,000, $61,000 and $89,000, respectively.

A summary of the activity of nonvested, non-qualified options and warrants in connection with employment and investor relations consulting services during the year ended December 31, 2011, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	—	$—	$—
Granted	70,000	4.00	2.69
Vested	(22,500)	5.00	2.70
Forfeited	—	—	—

Nonvested at December 31, 2011	47,500	$3.53	$2.69

At December 31, 2011, there was approximately $97,000 in unrecognized cost for non-qualified options and warrants that will be recorded over a weighted average future period of approximately one year.

Subsequent to December 31, 2011, 3,000 investor relations options which were exercisable at $24.95 per share expired.

Note 7.  Other income:

In 2010, the Company received $244,479 from the U.S. Department of Treasury under the qualifying therapeutic discovery project under Section 48D of the Internal Revenue Code which is included in other income for the year ended December 31, 2010.

Note 8.  Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2011	2010	2009

Federal income tax benefit at 34%	$(3,473,000)	$(4,535,000)	$(5,276,000)
State income tax net of federal tax effect	(306,000)	(400,000)	(479,000)
Permanent items	504,000	881,000	(258,000)
Valuation allowance	3,275,000	4,054,000	6,013,000
	$—	$—	$—

As of December 31, 2011, the Company has net operating loss carry forwards of approximately $62 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2031. A valuation allowance was recorded at December 31, 2011 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	2011	2010

Deferred tax assets (liabilities):
Net operating loss and credit carry forwards	$22,767,000	$19,164,000
Inventories	4,000	318,000
Property and equipment	8,000	4,000
Patents and other intangible assets	23,000	55,000
Other	11,000	12,000
Deferred revenue	—	340,000
Research and development credit	692,000	650,000

Deferred tax asset	23,505,000	20,543,000
Valuation allowance	(23,505,000)	(20,543,000)

	$—	$—

Note 9.  Commitments and contingencies:

Commitments:

Effective May 1, 2004 Washington University in St. Louis (WU) and AspenBio entered into The Exclusive License Agreement (WU License Agreement) which grants AspenBio exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) to expire.  AspenBio has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and for sublicense fees received by AspenBio carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.

The animal health technology, licensed from WU in 2004 and further developed at AspenBio, focuses on reproduction drugs, initially in the bovine, to be followed by other livestock species of economic importance. The bovine drugs were sub-licensed in 2008 to Novartis Animal Health (“NAH” or “Novartis”) under a long-term world-wide development and marketing agreement. Between 2008 and 2011, substantial investment and progress in product, regulatory and clinical activities were made on the bovine drug products.

Under the 2008, exclusive license and commercialization agreement (the “NAH License Agreement”) with Novartis the Company received an upfront cash payment of $2,000,000, of which 50% was non-refundable upon signing the agreement, and the balance of which was subject to certain conditions and milestones. In 2010, the conditions associated with $100,000 of such milestones were satisfied. As of the November 15, 2011 execution of the termination agreement, discussed below, the $900,000 remaining milestone payment was unachieved.

Revenue recognition related to the NAH License Agreement and WU Agreement was based primarily on the Company’s consideration of Accounting Standards Codification No. 808-10-45 (EITF 07-1), “Accounting for Collaborative Arrangements”, paragraphs 16-20.  For financial reporting purposes, the up-front license fees received from the NAH License Agreement, net of the amounts due to WU, were recorded as deferred revenue and were being amortized over the term of the NAH License Agreement.  The non-refundable net amount of $810,000 was being amortized as deferred revenue income to amortized license fee revenue over the 152 month original license period.    Milestone contingent revenue was recognized into income commencing with the date such milestones were achieved. During the year ended December 31, 2010, milestones totaling $100,000 were achieved, triggering the commencement of amortization of $100,000 of deferred revenue over the then remaining license period.  During the years ended December 31, 2011, 2010 and 2009, $62,179, $68,394 and $63,947, respectively, was recorded as the amortized license fee revenue arising from the NAH License Agreement. Cumulatively, from inception through November 15, 2011, the date of the termination Agreement, $242,481 had been recorded as the amortized license fee revenue arising from the NAH License Agreement. As of December 31, 2010 deferred revenue totaled $1,379,698 and net shared development costs totaled $760,147, payable to NAH under the Novartis License Agreement.  As of the date of termination, future amortization of the deferred revenue was terminated.

A pilot study was completed during late 2010 using the bovine LH drug and subsequently NAH informed us that preliminary pilot study results revealed that the pilot study did not demonstrate the outcomes as defined in the success criteria, and NAH had requested a refund of the contingent $900,000 milestone payment that was tied to the pilot study outcome and notified us that they wished to terminate the agreements.   On November 15, 2011, AspenBio and Novartis executed a Termination and Settlement Agreement (“Termination Agreement”) that provided for the termination of the existing agreements between the Company and NAH. Under the terms of the Termination Agreement, the Company will pay to NAH the refundable $900,000 milestone payment and a negotiated amount totaling $475,000 of the Company’s portion of net shared development expenses.  The settlement amount is payable in quarterly installments commencing upon execution of the Termination Agreement.  Upon execution of the Termination Agreement, the Company gained access to and use of all development and research materials and protocols developed under the prior NAH agreements.  All of NAH’s rights under the prior agreements will be terminated in full once the Company pays the settlement amount in full.

As a result of the Termination Agreement with Novartis, the Company agreed to pay $150,000 upon signing the agreement and six equal quarterly installments thereafter, of $204,000 each.  The Company discounted this future payment stream at an assumed interest rate of 7% (which represents the rate management believes it could have obtained for similar financings) resulting in a net liability at termination of $1,303,000.  This obligation requires principal payments of approximately $755,000 in 2012 with the remaining balance of $398,000 due in 2013.

Upon execution of the Termination Agreement with Novartis, the Company recorded a gain of $938,896, arising from the elimination of both the $900,000 in remaining deferred revenue and the net accounts payable to Novartis the total of which exceeded the net recorded settlement obligation to Novartis.  Net cash expenses of approximately $7,500 were incurred by the Company on the transaction.

Other commitments:

As of December 31, 2011, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling $650,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC. The complaint was filed in the United States District Court in the Central District of California by an individual investor. The complaint includes allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Securities and Exchange Commission ("SEC") Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company's blood-based acute appendicitis test in development known as AppyScore. On the Company's motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011. The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT. On September 7, 2011, the plaintiff filed an amended complaint. Based on a review of the amended complaint, the Company believes that the plaintiff's allegations are without merit, and intends to vigorously defend against these claims. On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff's response and the Company’s reply thereto were subsequently filed.  The motion is pending, awaiting a decision by the court.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. et al., Case No. CV10 7365. This federal securities purported class action was filed in the United States District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive. The complaint names as defendants certain officers and directors of the Company during such period. The complaint includes allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company's blood-based acute appendicitis test in development known as AppyScore. On the Company's motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011. The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT. On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel. On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period. Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs' allegations are without merit and intend to vigorously defend against these claims. On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff's response and the Company’s reply thereto were subsequently filed.  The motion is pending, awaiting a decision by the court.

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

Note 10.  Supplemental data:  Selected quarterly financial information (unaudited)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2011 quarters ended:
Total revenues	$97,000	$55,000	$22,000	$45,000

Gross margin	$85,000	$52,000	$22,000	$44,000

Net loss	$(2,806,000)	$(2,787,000)	$(3,064,000)	$(1,557,000)
Loss per share - Basic and diluted	$(0.35)	$(.35)	$(0.38)	$(0.16)
Market price of common stock
High	$4.25	$3.94	$3.75	$2.92
Low	$2.80	$3.10	$2.40	$.97

Fiscal 2010 quarters ended:
Total revenues	$142,000	$59,000	$80,000	$89,000

Gross margin (loss)	$77,000	$25,000	$(70,000)	$(20,000)

Net loss	$(3,871,000)	$(3,422,000)	$(3,052,000)	$(2,993,000)
Loss per share - Basic and diluted	$(0.50)	$(0.45)	$(0.40)	$(0.40)
Market price of common stock
High	$11.85	$23.20	$5.60	$3.55
Low	$9.55	$4.75	$2.45	$1.60

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits:

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (2)
3.1.2	Articles of Amendment to the Articles of Incorporation filed July 29, 2011 (17)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Certificate of Common Stock (1)
4.2
Form of Warrant between the Company and each of the investors signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission (SEC) on April 30, 2010). (11)

4.3	Form of Common Stock Warrant between AspenBio and Liolios Group, Inc. (12)
4.4	Form of Warrant between the Company and each of the investors signatories to the Securities Purchase Agreement dated December 23, 2011 (18)
10.1	2002 Stock Incentive Plan, as amended and restated effective July 1, 2007 (13)
10.1.1	Amendment to 2002 Stock Incentive Plan, dated June 9, 2008 (12)
10.1.2	Amendment to 2002 Stock Incentive Plan, dated November 20, 2009 (12)
10.1.3	Amendment to 2002 Stock Incentive Plan, dated November 22, 2010 (14)
10.1.4	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, dated July 8, 2011 (16)
10.2	Placement Agent Agreement, dated April 30, 2010, between the Company and Lazard Capital Markets LLC. (10)
10.2.1	Form of Subscription Agreement between the Company and each of the investors signatories thereto. (10)
10.3	Placement Agency Agreement, dated December 23, 2011, between the Company and Landenburg Thalmann & Co. Inc. (18)
10.3.1	Form of Securities Purchase Agreement between the Company and each of the investors signatories thereto. (18)
10.4	Exclusive License Agreement, dated May 1, 2004 between AspenBio and The Washington University, as amended. (11)
10.5	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.5.1
Loan Agreement between AspenBio, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)

10.5.2	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.5.3	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.6	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (5)
10.6.1	Amendment to Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (5)
10.6.2	Amendment to Exclusive License Agreement with Novartis Animal Health, dated July 26, 2010 (15)
10.6.3	Termination and Settlement Agreement with Novartis Animal Health, dated November 15, 2011 *
10.7	Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (6)
10.8	Assignment and Consultation Agreement, dated May 29, 2003, between AspenBio and John Bealer, M.D. (7)
10.9	Employment Agreement with Greg Pusey effective as of January 1, 2010. (12)
10.10	Employment Agreement with Stephen Lundy effective as of March 24, 2010. (12)
10.11	Form of Stock Option Agreement under the 2002 Stock Incentive Plan, as amended and restated and amended. (12)
10.12	Non-Employee Director Compensation. (12)
14	Form of Code of Ethics (9)
23	Consent of GHP Horwath, P.C. *
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements (A)

(A)
Pursuant to Rule 106T for Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be filed by the Company for purposes of Section 18 or any other provision of the Exchange Act of 1934, as amended.

____________________

*	Filed herewith.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (File no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005.
(3)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(6)	Incorporated by reference from the registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.
(7)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.
(8)	Incorporated by reference from the registrant's Report on Form 8-K dated January 19, 2009, filed January 23, 2009.
(9)	Incorporated by reference from the registrant's Report on Form 10-KSB for the year ended December 31, 2007, filed March 21, 2008.
(10)	Incorporated by reference from the registrant’s Report on Form 8-K dated and filed on April 30, 2010.
(11)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010.
(12)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.
(13)	Incorporated by reference from the registrant’s Registration Statement on Form S-8, filed June 22, 2007.
(14)	Incorporated by reference from the registrant’s Report on Form 8-K, dated November 22, 2010 and filed November 29, 2010.
(15)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2010, filed April 15, 2011.
(16)	Incorporated by reference from the registrant’s Report on Form 8-K, dated July 8, 2011 and filed July 13, 2011.
(17)	Incorporated by reference from the registrant’s Report on Form 8-K, dated and filed July 29, 2011.
(18)	Incorporated by reference from the registrant’s Report on Form 8-K, dated December 23, 2011 and filed December 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 16, 2012 by the undersigned thereunto duly authorized.

ASPENBIO PHARMA, INC.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 16, 2012 in the capacities indicated.

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