Form 10-K/A
period 2011-12-31
AspenBio Pharma, Inc.
filed 2012-04-09
CIK 1167419

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

The number of shares outstanding of the registrant’s common stock at March 12, 2012 was 9,633,321.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 originally filed on March 16, 2012 (the “Original Filing”). We are filing this Amendment to include an updated Exhibit list and to file Exhibit 10.6.3.

Except as described above, no other changes have been made to the Original Fling. The Original Filing continues to speak as of the date filed and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.

ASPENBIO PHARMA, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

Page

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	2

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits:

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (2)
3.1.2	Articles of Amendment to the Articles of Incorporation filed July 29, 2011 (17)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Certificate of Common Stock (1)
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

10.5.2	Promissory Note dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.5.3	Unconditional Guarantee dated June 13, 2003 by AspenBio, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.6	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (5)
10.6.1	Amendment to Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (15)
10.6.2	Amendment to Exclusive License Agreement with Novartis Animal Health, dated July 26, 2010 (15)
10.6.3	Termination and Settlement Agreement with Novartis Animal Health, dated November 15, 2011 *
10.7	Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (6)
10.8	Assignment and Consultation Agreement, dated May 29, 2003, between AspenBio and John Bealer, M.D. (7)
10.9	Employment Agreement with Greg Pusey effective as of January 1, 2010. (12)
10.10	Employment Agreement with Stephen Lundy effective as of March 24, 2010. (12)
10.11	Form of Stock Option Agreement under the 2002 Stock Incentive Plan, as amended and restated and amended. (12)
10.12	Non-Employee Director Compensation. (12)
14	Form of Code of Ethics (9)
23	Consent of GHP Horwath, P.C. (19)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

____________________

*	Filed herewith.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (File no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005.
(3)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(6)	Incorporated by reference from the registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.
(7)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.
(8)	Incorporated by reference from the registrant's Report on Form 8-K dated January 19, 2009, filed January 23, 2009.
(9)	Incorporated by reference from the registrant's Report on Form 10-KSB for the year ended December 31, 2007, filed March 21, 2008.
(10)	Incorporated by reference from the registrant’s Report on Form 8-K dated and filed on April 30, 2010.
(11)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010.
(12)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.
(13)	Incorporated by reference from the registrant’s Registration Statement on Form S-8, filed June 22, 2007.
(14)	Incorporated by reference from the registrant’s Report on Form 8-K, dated November 22, 2010 and filed November 29, 2010.
(15)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2010, filed April 15, 2011.
(16)	Incorporated by reference from the registrant’s Report on Form 8-K, dated July 8, 2011 and filed July 13, 2011.
(17)	Incorporated by reference from the registrant’s Report on Form 8-K, dated and filed July 29, 2011.
(18)	Incorporated by reference from the registrant’s Report on Form 8-K, dated December 23, 2011 and filed December 28, 2011.
(19)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2011, filed March 16, 2012.

SIGNATURES

        In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 9, 2012 by the undersigned thereto.

ASPENBIO PHARMA, INC.

/s/ Stephen T. Lundy Stephen T. Lundy , Chief Executive Officer

/s/ Jeffrey G. McGonegal Jeffrey G. McGonegal, Chief Financial Officer