Form 10-Q
period 2012-03-31
AspenBio Pharma, Inc.
filed 2012-05-10
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of no par value common stock outstanding as of May 10, 2012 was 9,658,321.

ASPENBIO PHARMA, INC.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
AspenBio Pharma, Inc.
Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,316,462	$2,968,104
Short term investments (Note 1)	561,778	1,003,124
Accounts receivable (Note 7)	6,988	35,016
Prepaid expenses and other current assets	205,757	314,800

Total current assets	2,090,985	4,321,044

Property and equipment, net (Notes 2 and 4)	2,701,548	2,795,149

Other long term assets, net (Note 3)	1,574,077	1,611,652

Total assets	$6,366,610	$8,727,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$460,578	$581,713
Accrued compensation	17,753	47,622
Accrued expenses	209,753	368,406
Notes and other obligations, current portion (Note 4)	966,011	1,074,185

Total current liabilities	1,654,095	2,071,926

Notes and other obligations, less current portion (Note 4)	2,602,912	2,830,041

Total liabilities	4,257,007	4,901,967

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 5, 6 and 8):
Common stock, no par value, 30,000,000 shares authorized;
9,633,321 shares issued and outstanding, each period	69,068,792	68,846,796
Accumulated deficit	(66,959,189)	(65,020,918)

Total stockholders' equity	2,109,603	3,825,878

Total liabilities and stockholders' equity	$6,366,610	$8,727,845

 See Accompanying Notes to Unaudited Condensed Financial Statements

 AspenBio Pharma, Inc.
Statements of Operations
Three Months Ended March 31
(Unaudited)

	2012	2011

Sales (Note 7)	$7,275	$97,316
Cost of sales	184	12,827

Gross profit	7,091	84,489

Other revenue - fee	—	17,765

Operating expenses:
Selling, general and administrative	1,204,675	1,603,473
Research and development	676,618	1,271,995

Total operating expenses	1,881,293	2,875,468

Operating loss	(1,874,202)	(2,773,214)

Other expense, net (primarily interest)	(64,069)	(32,620)

Net loss	$(1,938,271)	$(2,805,834)

Basic and diluted net loss per share (Note 1)	$(.20)	$(.35)

Basic and diluted weighted average number
of shares outstanding (Note 1)	9,633,321	8,028,321

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Three Months Ended March 31
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(1,938,271)	$(2,805,834)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	221,996	383,348
Depreciation and amortization	112,325	134,103
Amortization of license fee	—	(17,765)
Impairment charges	41,950	16,361
Decrease in:
Accounts receivable	28,028	5,137
Prepaid expenses and other current assets	109,043	91,083
Increase (decrease) in:
Accounts payable	(121,135)	224,589
Accrued expenses	(188,522)	491,767
Deferred revenue	—	(675,000)

Net cash used in operating activities	(1,734,586)	(2,152,211)

Cash flows from investing activities:
Sales of short-term investments	441,346	1,692,259
Purchases of property and equipment	—	(43,974)
Purchases of patent and trademark application costs	(23,099)	(109,903)

Net cash provided by investing activities	418,247	1,538,382

Cash flows from financing activities:
Repayment of notes payable and other obligations	(335,303)	(153,437)

Net cash used in financing activities	(335,303)	(153,437)

Net decrease in cash and cash equivalents	(1,651,642)	(767,266)

Cash and cash equivalents at beginning of period	2,968,104	8,908,080

Cash and cash equivalents at end of period	$1,316,462	$8,140,814

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$64,768	$44,686

See Accompanying Notes to Unaudited Condensed Financial Statements

 AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,”  “we,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2012 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012 are not necessarily an indication of operating results for the full year.

Going concern, management’s plans and basis of presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations, and at March 31, 2012 had cash and liquid investments of $1,878,000, working capital of $437,000, total stockholders’ equity of $2,110,000 and an accumulated deficit of $66,959,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will not be sufficient to meet its estimated cash needs for the remainder of 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company does not obtain additional capital, then the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company is actively looking to obtain additional financing; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all, or that such financing will not have a significantly dilutive effect on the Company’s existing shareholders.   The Company is closely monitoring its cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2012, which includes the following:

• aggressively pursuing additional capital raising activities in 2012;
• continuing to advance development of the Company’s products, particularly AppyScore;
• continuing to advance the strategic process to monetize the Company’s animal health business and related intellectual property;
• continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
• continuing to monitor and implement cost control initiatives to conserve cash.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of March 31, 2012, 63% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 13% of the portfolio and none with maturities past June 30, 2012. To date, the Company’s cumulative realized market loss from the investments has not been in excess of $5,000.  For the three months ended March 31, 2012, there was approximately $1,260 in unrealized income, no realized gain or loss, and $657 in management fees.  For the three months ended March 31, 2011, there was approximately $374 in unrealized income, no realized gain or loss, and $3,604 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of March 31, 2012 and December 31, 2011.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Reclassifications:

Certain amounts in the accompanying financial statements for the three months ended March 31, 2011 have been reclassified to conform to the presentation used in 2012.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 2,862,000 shares as of March 31, 2012 and 1,281,000 shares as of March 31, 2011) would be to decrease the net loss per share.

Upon the completion of the 2011 annual shareholders meeting on July 8, 2011 where such actions were approved, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-five, whereby each five shares of common stock were combined into one share of common stock (the “Reverse Stock Split”).  The Reverse Stock Split was effective with respect to shareholders of record at the close of business on July 28, 2011, and trading of the Company’s common stock on the NASDAQ Capital Market began on a split-adjusted basis beginning on July 29, 2011. As a result of the Reverse Stock Split, the basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2011 was reduced from approximately 40.1 million shares to approximately 8.0 million shares.  All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	251,049	251,049
Laboratory equipment	1,175,047	1,175,047
Office and computer equipment	398,295	398,295

	5,521,130	5,521,130
Less accumulated depreciation	(2,819,582)	(2,725,981)

	$2,701,548	$2,795,149

Depreciation expense totaled approximately $94,000 and $100,000 for the three month periods ended March 31, 2012 and 2011, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011

Patents, trademarks and applications, net of accumulated amortization of $290,848 and $273,550	$1,178,599	$1,214,748
Goodwill	387,239	387,239
Other	8,239	9,665

Other	$1,574,077	$1,611,652

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

Note 4. Notes and Other Obligations:

Notes payable and installment obligations consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011

Mortgage notes	$2,517,791	$2,545,312
Termination obligation	968,821	1,152,753
Other short-term installment obligations	82,311	206,161

	3,568,923	3,904,226
Less current portion	(966,011)	(1,074,185)

	$2,602,912	$2,830,041

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2012 and 2011, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,700 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,578,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,300 per month in contractual interest and fees.

Termination obligation:

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc.  Under the agreement, the termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  The Company discounted these obligations at an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings).  At March 31, 2012, the remaining outstanding termination obligation totaled $968,821.  This obligation requires principal payments of approximately $571,000 in the remainder of 2012 and the balance of $398,000 due in 2013.

Other short-term installment obligations:

The Company has executed financing agreements for certain of the Company’s insurance premiums.  At March 31, 2012, these obligations totaled $82,000, all of which are due in 2012.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $739,000 for the remainder of 2012, $2,067,000 in 2013, $65,000 in 2014, $68,000 in 2015, $71,000 in 2016 and $559,000 thereafter, through the terms of the agreements.

Note 5. Stockholders’ equity:

During the three months ended March 31, 2012 and 2011, there were no equity issuances.

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

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

•	The grant date exercise price – the closing market price of the Company’s common stock on the date of the grant;
•	Estimated option term – based on historical experience with existing option holders;
•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
•	Term of the option – based on historical experience, grants have lives of approximately 3-5 years;
•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
•
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company’s common stock over a period equal to the expected term of the option; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

During the three months ended March 31, 2012, no stock options were granted under the Plan.  The Company utilized the following assumptions in the estimation of fair value of stock-based compensation for the three months ended March 31, 2011:  dividend yield of 0%, expected price volatility of 119%, risk free interest rate of 2.10% - 2.14%, and a five year expected option term.

The Company recognized stock-based compensation for the three months ended March 31, as follows:

	2012	2011

Stock options to employees and directors	$197,402	$364,285
Stock options to consultants for:
Animal health activities	2,876	7,190
AppyScore activities	1,491	11,873
Investor relations activities	20,227	—

Total stock-based compensation	$221,996	$383,348

The above expenses are included in the accompanying Statements of Operations for the three months ended March 31, in the following categories:

	2012	2011

Selling, general and administrative expenses	$220,505	$371,475
Research and development expenses	1,491	11,873

Total stock-based compensation	$221,996	$383,348

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s Plan.  In July 2011, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 1,360,000 to 1,500,000.

A summary of stock option activity under the Company’s Plan for options to employees, officers, directors and consultants, for the three months ended March 31, 2012, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,291,485	$8.99
Granted	—	—
Exercised	—	—
Forfeited	(119,721)	4.60

Outstanding at March 31, 2012	1,171,764	$9.43	6.3	$—

Exercisable at March 31, 2012	934,536	$10.51	5.7	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2012.

During the three months ended March 31, 2012, no stock options were granted under the Plan to employees, officers, directors, and consultants.  During the three months ended March 31, 2011, 150,900 stock options were granted under the Plan to employees, officers and directors with a weighted average fair value at the grant date of $2.45 per option. Included in the 150,900 options issued, existing directors and officers were granted a total of 125,000 options at an exercise price of $2.95 per share and existing employees were granted 25,900 options at an exercise price of $3.05 per share, all vesting over a three-year period annually in arrears and expiring in ten years.

During the three months ended March 31, 2012 and 2011, no options were exercised.

During the three months ended March 31, 2012, a total of 119,721 options that were granted under the Plan to employees, including an officer, were forfeited, 4,667 of which were vested and 115,054 were unvested.  The options were exercisable at an average of $4.60 per share and were forfeited upon the employees’ terminations from the Company.   During the three months ended March 31, 2011, a total of 49,733 options that were granted under the Plan to employees, including an officer, were forfeited, 3,533 of which were vested and 46,200 were unvested.  The options were exercisable at an average of $8.70 per share and were forfeited upon the employees’ terminations from the Company.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the three months ended March 31, 2012 and 2011, was $1,142,000 and $1,726,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 996,000 options, are expected to vest in the future, under their terms.

A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors and consultants during the three months ended March 31, 2012 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	533,821	$5.94	$4.83
Granted	—	—	—
Vested	(181,539)	7.76	6.29
Forfeited	(115,054)	4.55	3.73

Nonvested at March 31, 2012	237,228	$5.22	$4.24

At March 31, 2012, based upon employee, officer, director and consultant options granted to that point, there was approximately $702,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

Subsequent to March 31, 2012, in connection with its regular annual grant policy, a total of 75,000 stock options were granted to the Company’s independent directors exercisable at the then fair market value of $0.71, vesting over a three year period annually in arrears. An additional 38,800 stock options were granted to employees exercisable at the then fair market price of $0.71 which vest equally over the twelve monthly periods following grant.  In addition 210,000 stock options were awarded as retention incentive options to management employees, including Named Executive Officers exercisable at $0.66 per share and vesting as to 50% on six month the anniversary of the grant date and the remaining 50% vesting monthly in one-sixth increments over the remaining seventh through twelfth month following grant date.  All options were granted under the Company’s 2002 Stock Incentive Plan and expire ten years from the grant date.

Subsequent to March 31, 2012, as a result of consultant and employee terminations, 49,879 options expired which had been exercisable at an average of $10.55 per share.

Other common stock purchase options and warrants:

As of March 31, 2012, in addition to the stock incentive plan options discussed above, the Company had outstanding 1,690,000 non-qualified options and warrants in connection with offering warrants, an officer’s employment and investor relations consulting that were not issued under the Plan.  Included in this total are 1,605,000 warrants exercisable at $1.22 per common share, issued to investors in the December 2011 registered direct offering.

During the three months ended March 31, 2012, no stock options were granted outside of the Plan.  The Company utilized the following assumptions in the estimation of fair value of stock-based compensation for the three months ended March 31, 2011:  dividend yield of 0%, expected price volatility of 119%, risk free interest rate of 1.95%, and a five year expected option term.

Operating expenses for the three months ended March 31, 2012 and 2011, include $29,179 and $7,460, respectively, for the value of the non-qualified options and warrants.

Following is a summary of such outstanding options and warrants that were not issued under the Plan for the three months ended March 31, 2012:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,693,000	$1.45
Granted	—	—
Exercised	—	—
Forfeited	(3,000)	24.95

Outstanding at March 31, 2012	1,690,000	$1.41	5.2	$—

Exercisable at March 31, 2012	58,333	$5.78	3.2	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2012.

During the three months ended March 31, 2012, there were no options granted.  During the three months ended March 31, 2011, the Company hired a Vice President of Marketing and Business who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Stock 2002 Incentive Plan, and he was granted 40,000 options for services exercisable at $3.25 per share. The options vest equally over a three year period on the first, second and third anniversary of the grant date and expire in ten years.

During the three months ended March 31, 2012, 3,000 options previously granted to an investor relations firm exercisable at $24.95 per share expired.   During the three months ended March 31, 2011, 9,000 investor relations consultant options which were exercisable at $60.00 per share and 137,349 warrants exercisable at $24.10 per share in connection with the 2010 public registered direct offering expired.

During the three months ended March 31, 2012 and 2011, no options or warrants were exercised.

The total fair value of stock options previously granted to an investor relations consulting firm and to the Company’s Vice President Marketing and Business that vested and became exercisable during the three months ended March 31, 2012 and 2011, was $56,033 and $0, respectively.

A summary of the activity of nonvested, non-qualified options and warrants in connection with employment and investor relations consulting services outside of the Plan during the three months ended March 31, 2012, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	47,500	$3.53	$2.69
Granted	—	—	—
Vested	(20,833)	3.88	2.69
Forfeited	—	—	—

Nonvested at March 31, 2012	26,667	$3.25	$2.69

At March 31, 2012, there was approximately $68,000 in unrecognized cost for non-qualified options that will be recorded over a weighted average future period of approximately one year.

Subsequent to March 31, 2012, 2,000 investor relations options which were exercisable at $7.95 per share expired.

Note 7. Concentrations, commitments and contingencies:

Customer concentration:

At March 31, 2012, three customers accounted for the total accounts receivable.  At December 31, 2011, two customers accounted for 73% and 19% of total accounts receivable. For the three months ended March 31, 2012, four customers represented the total sales for the period.  For the three months ended March 31, 2011, three customers represented more than 10% of the Company’s sales, accounting for approximately 32%, 21%, and 15%, respectively, of the sales for the period.

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

Employment commitments:

As of March 31, 2012, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling $650,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC.  The complaint was filed in the U.S. District Court in the Central District of California by an individual investor.  The complaint includes allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT.  On September 7, 2011, the plaintiff filed an amended complaint.  Based on a review of the amended complaint, the Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against these claims.  On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed.  Currently, the motion is pending, awaiting a decision by the court.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc.  et al., Case No. CV10 7365.  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint names as defendants certain officers and directors of the Company during such period.  The complaint includes allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.  Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit and intend to vigorously defend against these claims.  On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed.  Currently, the motion is pending, awaiting a decision by the court.

On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovskyv. Pusey, et al, Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors.  The complaint also names the Company as a nominal defendant.  The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011, and this action continues to be stayed.  The Company believes that the plaintiff lacks standing to proceed with this action and intends to challenge the plaintiff’s standing if and when the stay is lifted.

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or ‘cease and desist’ letter concerning certain activities.  For example, this can occur in the context of the Company’s pursuit of intellectual property rights.  This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts.  The Company makes rational assessment of each situation on a case-by-case basis as such may arise.  The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

Note 8. Subsequent event:

Under the terms of an agreement for investor relations services, the Company issued 25,000 shares of Common Stock on April 2, 2012, at $0.71 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Going concern, management’s plans and basis of presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations, and at March 31, 2012 had cash and liquid investments of $1,878,000, working capital of $437,000, total stockholders’ equity of $2,110,000 and an accumulated deficit of $66,959,000. To date, the Company has, in large part, relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will not be sufficient to meet its estimated cash needs for the remainder of 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company does not obtain additional capital, then the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company is actively looking to obtain additional financing; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all, or that such financing will not have a significantly dilutive effect on the Company’s existing shareholders.   The Company is closely monitoring its cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.  The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2011 includes a “going concern’ explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2012, which includes the following:

• aggressively pursuing additional capital raising activities in 2012;
• continuing to advance development of the Company’s products, particularly AppyScore;
• continuing to advance the strategic process to monetize the Company’s animal health business and related intellectual property;
• continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
• continuing to monitor and implement cost control initiatives to conserve cash.

NASDAQ Listing

On February 13, 2012, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2).

NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until August 13, 2012, to regain compliance with the minimum bid price requirement. The NASDAQ letter also stated that if, at any time before August 13, 2012, the bid price of the common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide the Company with written notification that it has achieved compliance with the minimum bid price requirement.

If the Company does not regain compliance with the minimum bid price requirement by August 13, 2012, the NASDAQ staff will provide the Company with written notification that the common stock will be delisted from the NASDAQ Capital Market. At that time, the Company may appeal the delisting determination to a NASDAQ Listings Qualifications Panel pursuant to applicable NASDAQ rules.

Results of Operations

Comparative Results for the Three Months Ended March 31, 2012 and 2011

Sales for the three months ended March 31, 2012, totaled $7,300, which is a $90,000 or 93% decrease from the 2011 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis and single-chain animal product development.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under this agreement were recorded as deferred revenue and was being recognized over future periods through 2020.  In November 2011, the Company entered into a Termination Agreement with Novartis which terminated future revenue related to the license agreement.  Accordingly, the Company did not recognize any revenue related to the license agreement in the three months ended March 31, 2012.  During the three month period ending March 31, 2011, $18,000 of such license payments was recognized.

Cost of sales for the three months ended March 31, 2012 totaled $200 which is $12,600 decrease as compared to the 2011 period. As a percentage of sales, gross profit was 97% in the 2012 period as compared to gross profit of 87% in the 2011 period. The improvement in the gross profit percentage resulted from the fact that no fixed production costs were incurred in the 2012 period.

Selling, general and administrative expenses in the three months ended March 31, 2012, totaled $1,205,000, which is a $399,000 or 25% decrease as compared to the 2011 period. A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $205,000.  Total stock-based compensation and non-qualified option expenses were approximately $151,000 lower in the 2012 period, primarily due to fewer options being granted in 2012.  During the three months ended March 31, 2012, the expenses associated with legal fees decreased $39,000 and expenses associated with public company activities were approximately $48,000 higher in the 2012 period.

Research and development expenses in the three months ended March 31, 2012 totaled $677,000, which is a $595,000 or 47% decrease as compared to the 2011 period. Appendicitis test development and research expenses decreased by approximately $443,000 in 2012 as compared to 2011, due primarily to reductions in investigational work.  Expenses incurred for the single-chain animal product development decreased by approximately $223,000 in the 2012 period.  Patent related expenses, including patent impairment expenses in 2012 increased by approximately $10,000 over 2011 amounts.

Primarily as a result of the lower levels of cash and reduced investment returns for the three months ended March 31, 2012 as compared to the 2011 period, interest income of approximately $2,000 was earned in 2012 as compared to $8,000 in 2011.  Interest expense for the three months ended March 31, 2012, increased to $67,000, compared to $45,000 in the 2011 period.  The increase in interest expense is primarily due to imputed interest expense under the Novartis Animal Health Termination Agreement.

No income tax benefit was recorded on the net loss for the three months ended March 31, 2012 and 2011, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

At March 31, 2012, we had working capital of $437,000, which included cash, cash equivalents and short term investments of $1,878,000.  We reported a net loss of $1,938,000 during the three months ended March 31, 2012, which included $376,000 in non-cash expenses relating to stock-based compensation of $222,000 and $154,000 for depreciation, amortization and impairment charges.

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of such test with the FDA, and to advance the strategic process to monetize our animal health business and related intellectual property.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, contract consulting and other product development related expenses. We believe that our current working capital position will not be sufficient to meet our estimated cash needs for the remainder of 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company does not obtain additional capital, then the Company would potentially be required to reduce the scope of its research and development and general and administrative expenses and may not be able to continue in business.  The Company is actively looking to obtain additional financing; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2012 are anticipated to total approximately $50,000. We anticipate these capital expenditures to be financed through working capital.

We expect that our primary development expenditures will be to continue to advance product development and testing of the cassette and instrument version of AppyScore. During the three months ended March 31, 2012 and 2011, we expended approximately $277,000 and $665,000, respectively, in direct costs for AppyScore development and related efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with subsequent generations and expected improvements being made in the test. Should we be unable to achieve FDA clearance of the AppyScore appendicitis test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc.  Under the agreement, the termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  The Company discounted these obligations at an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings).  At March 31, 2012, the remaining outstanding termination obligation totaled $968,821.  This obligation requires principal payments of approximately $571,000 in the remainder of 2012 and the balance of $398,000 due in 2013.

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

We have a permanent mortgage facility on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,700 per month in contractual interest, through June 2013 when the then remaining principal balance is due which is estimated to be approximately $1,578,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,300 per month in contractual interest and fees.

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

Operating Activities

Net cash consumed by operating activities was $1,735,000 during the three months ended March 31, 2012. Cash was consumed by the loss of $1,938,000, less non-cash expenses of $222,000 for stock-based compensation and $154,000 for depreciation, amortization and impairment charges.  For the three months ended March 31, 2012, decreases in accounts receivable and prepaid and other current assets of $137,000 provided cash, primarily related to routine changes in operating activities. A net decrease of $310,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related to the payment of liabilities associated with the completion of the AppyScore pilot trial in late 2011.

Net cash consumed by operating activities was $2,152,000 during the three months ended March 31, 2011. Cash was consumed by the loss of $2,806,000, less non-cash expenses of $383,000 for stock-based compensation and $133,000 for depreciation and amortization, impairment and other non-cash items.  For the three months ended March 31, 2011, decreases in accounts receivable generated cash of $5,000. Decreases in prepaid and other current assets of $91,000 provided cash, primarily related to routine changes in operating activities. Cash used in operations included a $716,000 increase in accounts payable and accrued expenses in 2011 offset by a decrease of $675,000 in the deferred revenue, primarily due to the reclassification of the deferred revenue under the Novatis Agreement.

Investing Activities

Net cash inflows from investing activities generated $418,000 during the three months ended March 31, 2012. Sales of marketable securities totaled approximately $441,000.  A $23,000 use of cash was attributable to additional costs incurred from patent filings.

Net cash inflows from investing activities generated $1,538,000 during the three months ended March 31, 2011. Sales of marketable securities totaled approximately $1,692,000.  A $154,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

Financing Activities

Net cash outflows from financing activities consumed $335,000 during the three month period ended March 31, 2012 for repayments under existing debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $42,000 and $16,000 of patent impairment charges during the three ended March 31, 2012 and 2011, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of March 31, 2012, approximately 63% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC.  The complaint was filed in the U.S. District Court in the Central District of California by an individual investor.  The complaint includes allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT.  On September 7, 2011, the plaintiff filed an amended complaint.  Based on a review of the amended complaint, the Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against these claims.  On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed.  Currently, the motion is pending, awaiting a decision by the court.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc.  et al., Case No. CV10 7365.  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint names as defendants certain officers and directors of the Company during such period.  The complaint includes allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.  Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit and intend to vigorously defend against these claims.  On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed.  Currently, the motion is pending, awaiting a decision by the court.

On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovskyv. Pusey, et al, Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors.  The complaint also names the Company as a nominal defendant.  The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011, and this action continues to be stayed.  The Company believes that the plaintiff lacks standing to proceed with this action and intends to challenge the plaintiff’s standing if and when the stay is lifted.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 1A.  Risk Factors

The continued listing standards of The NASDAQ Capital Market provide that the Company must meet certain other minimum levels, among them minimum shareholders’ equity.

At March 31, 2012, the Company did not meet the minimum shareholders’ equity listing requirement for continued listing on the NASDAQ Capital Market and anticipates receiving a notice of deficiency from NASDAQ. Upon receiving that notice, the Company expects to submit a written plan of compliance, which will include plans to increase its shareholders' equity to satisfy the minimum requirement. NASDAQ may in its discretion grant up to 180 days for the Company to increase its shareholders' equity. There can be no assurance that NASDAQ will accept such a plan and grant a sufficient period of time for the plan to be accomplished or that the Company will successfully the implement the plan.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)     The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

In March 2012, the Company entered into a consulting agreement for investor relations serves pursuant to which the Company agreed to issue 100,000 shares of restricted common stock, 25,000 shares per quarter, with the agreement being cancellable at the Company’s option after two quarters. On April 2, 2012, 25,000 shares of restricted common stock were granted, at $0.71 per share, to the consultant in consideration for investor relations services. These shares of common stock vested upon grant. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the warrant issuance; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

(b)     During the quarter covered by this report, the Company did not make any purchases of its common shares under the previously announced authorized common stock repurchase program of up to $5 million that may be made from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors and no purchases are anticipated in the near-term.  The program is administrated by management and may be discontinued at any time.  No repurchases have been made since 2008.

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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: May 10, 2012		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer