Form 10-Q
period 2012-06-30
AspenBio Pharma, Inc.
filed 2012-08-07
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of no par value common stock outstanding as of August 6, 2012 was 7,716,480.

ASPENBIO PHARMA, INC.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
AspenBio Pharma, Inc.
Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,949,955	$2,968,104
Short term investments (Note 1)	209,972	1,003,124
Accounts receivable (Note 7)	25,196	35,016
Prepaid expenses and other current assets	146,047	314,800

Total current assets	11,331,170	4,321,044

Property and equipment, net (Notes 2 and 4)	2,608,950	2,795,149

Other long term assets, net (Note 3)	1,581,789	1,611,652

Total assets	$15,521,909	$8,727,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$435,807	$581,713
Accrued compensation	275,722	47,622
Accrued expenses	366,632	368,406
Notes and other obligations, current portion (Note 4)	899,654	1,074,185

Total current liabilities	1,977,815	2,071,926

Deferred revenue (Note 8)	204,000	—
Notes and other obligations, less current portion (Note 4)	2,372,537	2,830,041

Total liabilities	4,554,352	4,901,967

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 30,000,000 shares authorized;
7,716,480 and 1,608,146 shares issued and outstanding	80,236,505	68,846,796
Accumulated deficit	(69,268,948)	(65,020,918)

Total stockholders' equity	10,967,557	3,825,878

Total liabilities and stockholders' equity	$15,521,909	$8,727,845

 See Accompanying Notes to Unaudited Condensed Financial Statements

 AspenBio Pharma, Inc.
Statements of Operations
Three and Six Months Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Sales (Note 7)	$27,241	$55,322	$34,516	$152,638
Cost of sales	12	2,749	196	15,576

Gross profit	27,229	52,573	34,320	137,062

Other revenue - fee	—	17,766	—	35,531

Operating expenses:
Selling, general and administrative	1,393,714	1,360,256	2,598,389	2,963,729
Research and development	880,610	1,456,335	1,557,228	2,728,330

Total operating expenses	2,274,324	2,816,591	4,155,617	5,692,059

Operating loss	(2,247,095)	(2,746,252)	(4,121,297)	(5,519,466)

Other expense, net (primarily interest)	(62,664)	(41,040)	(126,733)	(73,660)

Net loss	$(2,309,759)	$(2,787,292)	$(4,248,030)	$(5,593,126)

Basic and diluted net loss per share (Note 1)	$(1.19)	$(2.08)	$(2.39)	$(4.17)

Basic and diluted weighted average number
of shares outstanding (Note 1)	1,948,717	1,340,649	1,778,433	1,340,649

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Six Months Ended June 30
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(4,248,030)	$(5,593,126)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock-based compensation for services	451,197	675,005
Depreciation and amortization	224,452	252,963
Amortization of license fee	—	(35,531)
Impairment charges	44,554	59,503
Decrease in:
Accounts receivable	9,820	52,696
Prepaid expenses and other current assets	168,753	198,012
Increase (decrease) in:
Accounts payable	(145,906)	131,155
Accrued liabilities	(1,774)	792,457
Accrued compensation	228,100	(205,500)
Deferred revenue	204,000	(675,000

Net cash used in operating activities	(3,064,834)	(4,347,366)

Cash flows from investing activities:
Purchases of short-term investments	(209,714)	(312,763)
Sales of short-term investments	1,002,866	2,293,276
Purchases of property and equipment	—	(65,128)
Patent and trademark acquisition costs	(52,944)	(145,273)

Net cash provided by investing activities	740,208	1,770,112

Cash flows from financing activities:
Repayment of notes payable and other obligation	(632,035)	(222,709)
Net proceeds from issuance of common stock	10,938,512	—

Net cash provided by (used in) financing activities	10,306,477	(222,709)

Net increase (decrease) in cash and cash equivalents	7,981,851	(2,799,963)

Cash and cash equivalents at beginning of period	2,968,104	8,908,080

Cash and cash equivalents at end of period	$10,949,955	$6,108,117

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$125,163	$89,314

See Accompanying Notes to Unaudited Condensed Financial Statements

   AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,”  “we,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2012 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended June 30, 2012 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2012, following the completion of its June 2012 public offering, the Company had cash and liquid investments of $11,160,000, working capital of $9,353,000, total stockholders’ equity of $10,968,000 and an accumulated deficit of $69,269,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2012.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The ability for the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plans, which includes the following:

•	aggressively pursuing additional capital raising opportunities;
•	continuing to advance development of the Company’s products, particularly AppyScore;
•	continuing to advance the strategic process to monetize the Company’s animal health business and related intellectual property;
•	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
•	continuing to monitor and implement cost control initiatives to conserve cash.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of June 30, 2012, 45% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 18% of the portfolio and none with maturities past August 2012. To date, the Company’s cumulative realized market loss from the investments has not been in excess of $5,000.  For the six months ended June 30, 2012, there was approximately $1,343 in unrealized income, $82 realized loss, and $1,071 in management fees.  For the six months ended June 30, 2011, there was approximately $2,600 in unrealized loss, $1,072 in realized income, and $ 6,343 in management fees.

Fair value of financial instruments:

The Company accounts for financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of June 30, 2012 and December 31, 2011.

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

Reclassifications:

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the presentation used in 2012.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 840,400 shares as of June 30, 2012 and 214,500 shares as of June 30, 2011) would be to decrease the net loss per share.

Upon the completion of the 2012 annual shareholders meeting on May 22, 2012, where such actions were approved by shareholders, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-six, whereby each six shares of common stock were combined into one share of common stock (the “Reverse Stock Split”).  The Reverse Stock Split was implemented and effective on June 20, 2012. As a result of the Reverse Stock Split, the basic and diluted weighted average number of shares outstanding for the six months ended June 30, 2012 was reduced from approximately 10.7 million shares to approximately 1.8 million shares.  All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.

A reconciliation of basic and diluted weighted average number of shares outstanding adjusted for the Reverse Stock Split for each of the three and six month periods ended June 30, 2011 was 8,027,665 shares on a pre-split basis and 1,340,649 shares on a post-split basis.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	251,049	251,049
Laboratory equipment	1,175,047	1,175,047
Office and computer equipment	398,295	398,295

	5,521,130	5,521,130
Less accumulated depreciation	(2,912,180)	(2,725,981)

	$2,608,950	$2,795,149

Depreciation expense totaled approximately $92,600 and $102,700, and $186,200 and $202,400, for the three and six month periods ended June 30, 2012 and 2011, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011

Patents, trademarks and applications, net of accumulated amortization of $308,949 and $273,550	$1,187,739	$1,214,748
Goodwill	387,239	387,239
Other	6,811	9,665

	$1,581,789	$1,611,652

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $72,000 for each of the next five fiscal years.

Note 4. Notes and Other Obligations:

Notes payable and installment obligations consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011

Mortgage notes	$2,490,504	$2,545,312
Termination obligation	781,687	1,152,753
Other short-term installment obligations	—	206,161

	3,272,191	3,904,226
Less current portion	(899,654)	(1,074,185)

	$2,372,537	$2,830,041

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2012 and 2011, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,500 per month in contractual interest, through July 2013 when the then remaining principal balance is due which is estimated to be approximately $1,578,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,200 per month in contractual interest and fees.

Termination obligation:

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement.  Under the Novartis termination Agreement, the termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  The Company discounted these obligations at an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings).  At June 30, 2012, the remaining outstanding termination obligation totaled $781,687.  This obligation requires principal payments of approximately $384,000 in the remainder of 2012 and the balance of $398,000 due in 2013.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $442,000 for the remainder of 2012, $2,067,000 in 2013, $65,000 in 2014, $68,000 in 2015, $71,000 in 2016 and $559,000 thereafter, through the terms of the agreements.

Note 5. Stockholders’ equity:

In June 2012, the Company completed a public offering of securities consisting of 6,100,000 shares of common stock at an offering price of $2.00 per share, generating approximately $12.2 million in total proceeds. Fees and other expenses totaled $1,261,000, including a placement fee of 7%. Under the terms of the Underwriting Agreement, the underwriter received warrants to purchase a total of 305,000 shares of common stock.  The exercise price of the warrants is $2.50 per share; the warrants become exercisable in June 2013 and expire in June 2017. Under the terms of the Underwriting Agreement, the Company granted the underwriters an option, exercisable through August 9, 2012, to purchase up to an additional 915,000 shares of Common Stock at $2.00 per share. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

During the three months ended June 30, 2012, under the terms of an agreement for investor relations services, the Company issued a total of 8,334 shares of common stock; 4,167 shares of the total were issued at $4.26 per share and the remaining 4,167 shares were issued at $2.88 per share.  The issuance resulted in a total of $29,776 of stock- based compensation being recorded.

Note 6. Stock options and warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company’s 2002 Stock Incentive Plan, as amended (the “Plan”) and non-qualified options and warrants issued outside of the Plan. In May 2012, the Company’s shareholders approved an amendment to the Plan to increase the number of shares reserved under the Plan from 250,000 to 295,834.  The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the periods ended June 30, as follows:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011

Stock options to employees and directors	$191,687	$245,158	$389,089	$609,443
Stock options to consultants for:
Investor relations activates	3,371	16,856	23,598	16,856
AppyScore activities	1,491	22,453	2,982	34,326
Animal health activities	2,876	7,190	5,752	14,380

Total stock-based compensation	$199,425	$291,657	$421,421	$675,005

The above expenses are included in the accompanying Statements of Operations for the periods ended June 30, in the following categories:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011

Selling, general and administrative expenses	$197,934	$269,204	$418,439	$640,679
Research and development expenses	1,491	22,453	2,982	34,326

Total stock-based compensation	$199,425	$291,657	$421,421	$675,005

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the six months ended June 30, as follows:

	2012	2011

Dividend yield	0%	0%
Expected price volatility	121%	119 to 120%
Risk free interest rate	0.78 to 1.03%	1.55 to 2.14%
Expected term	5 years	5 years

Operating expenses for the three and six month periods ended June 30, 2012 and 2011, include $185,660 and $378,477, and $265,850 and $641,740, respectively, for the value of the stock options issued under the Company’s Plan.

A summary of stock option activity under the Company’s Plan for options to employees, officers, directors and consultants, for the six months ended June 30, 2012, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	215,321	$53.94
Granted	54,312	4.06
Exercised	—	—
Forfeited	(30,982)	35.41

Outstanding at June 30, 2012	238,651	$44.98	6.8	$—

Exercisable at June 30, 2012	149,033	$62.37	5.4	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2012.

During the six months ended June 30, 2012, 54,312 options were granted under the Plan to employees, officers, and directors with a weighted average fair value at grant date of $4.06 per option.   Included in the 54,312 options issued, directors were granted a total of 12,502 options at an exercise price of $4.26 per share vesting over a three year period annually in arrears and employees were granted 6,474 options at an exercise price of $4.26 per share which vest equally over the twelve monthly periods following grant.  In addition, 35,002 stock options were awarded as retention incentive options to management employees and officers exercisable at $3.96 per share and vesting as to 50% on the six month anniversary of the grant date and the remaining 50% vesting monthly in one-sixth increments over the remaining seventh through twelfth month following grant date. One newly hired employee was granted a total of 334 options at $3.60 per share, vesting over a three-year period annually in arrears. All options granted under the Company’s 2002 Stock Incentive Plan expire ten years from the grant date.

During the six months ended June 30, 2012, a total of 30,982 options that were granted under the Plan to employees, including an officer, were forfeited, 9,301 of which were vested and 21,681 were unvested.  The options were exercisable at an average of $35.41per share and were forfeited upon the employees’ termination from the Company.

During the six months ended June 30, 2011, 32,183 stock options were granted under the Plan to employees, officers, directors, and consultants with a weighted average fair value at the grant date of $18.36 per option. Included in the 32,183 options issued, existing directors and officers were granted a total of 20,833 options at an exercise price of $17.70 per share and existing employees were granted 4,317 options at an exercise price of $18.30 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  Three newly hired employees were granted a total of 367 options at $19.80 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 6,666 non-qualified options to a consultant at an exercise price of $20.40 per share which expires in ten years.   These non-qualified options are performance related with vesting tied to achieving specific AppyScore clinical and regulatory milestones.

During the six months ended June 30, 2011, a total of 18,511 options that were granted under the Plan were forfeited, 10,300 of which were vested and 8,211 which were unvested.  The options were exercisable at an average of $52.20 per share and were forfeited upon the employees’ terminations from the Company.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the six months ended June 30, 2012 and 2011, was $1,149,000 and $1,679,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 203,000 options, are expected to vest in the future, under their terms.

 A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors and consultants during the six months ended June 30, 2012 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	88,986	$35.64	$28.98
Granted	54,312	4.06	3.37
Vested	(31,999)	44.30	35.91
Forfeited	(21,681)	24.59	20.18

Nonvested at June 30, 2012	89,618	$16.06	$13.10

At June 30, 2012, based upon employee, director and consultant options granted to that point, there was approximately $666,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Subsequent to June 30, 2012, 25,000 stock options were granted to a consultant exercisable at the then fair market value of $1.91 per share, vesting after ninety days. The options were granted under the Company’s 2002 Stock Incentive Plan and expire ten years from the grant date.

Other common stock purchase options and warrants:

As of June 30, 2012, in addition to the stock incentive plan options discussed above, the Company had outstanding 601,729 non-qualified options and warrants in connection with offering warrants, officers’ employment and investor relations consulting that were not issued under the Plan.

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the six months ended June 30 as follows:

	2012	2011

Dividend yield	0%	0%
Expected price volatility	130%	119 to 145%
Risk free interest rate	0.74%	1.20 to 1.95%
Expected term	5 years	3-5 years

Operating expenses for the three and six month periods ended June 30, 2012 and 2011, include $13,765 and $25,807 and  $42,944 and $33,267, respectively, for the value of the non-qualified options and warrants.

 Following is a summary of outstanding options and warrants that were issued outside of the Plan for the six months ended June 30, 2012:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	282,178	$8.70
Granted	325,000	2.56
Exercised	—	—
Forfeited	(5,449)	34.06

Outstanding at June 30, 2012	601,729	$5.16	5.1	$—

Exercisable at June 30, 2012	276,729	$34.00	4.9	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2012.

Included at June 30, 2012 in the 601,729 total outstanding options and warrants are 572,505 non-compensatory rights granted in connection with the June 2012 share offering and 29,224 rights issued under compensatory arrangements.

During the six months ended June 30, 2012, the Company hired a Senior Vice President and Chief Commercial Officer who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Plan, and he was granted 20,000 options for services which are exercisable at $3.42 per share. The options vest as to 50% of the total on the six month anniversary following the grant date and the remaining 50% vesting one-sixth monthly over months seven through twelve following the grant date and they expire ten years from the grant date.

During the six months ended June 30, 2012, a total of 5,449 options that were granted outside of the Company’s Plan that were exercisable at an average of $34.06 per share were forfeited, 4,447 of which were unvested and were forfeited upon an officer’s termination and 1,002 vested options previously granted to an investor relations firm expired.

During the six months ended June 30, 2011, the Company hired a Vice President of Marketing and Business who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Plan, and he was granted 6,667 options for services which are exercisable at $19.50 per share. The options vest equally over a three year period on the first, second and third anniversary of the grant date and expire in ten years. Also, during the six months ended June 30, 2011, an investor relations firm was granted 5,000 warrants to purchase shares of common stock which vest equally over twelve months from the date of grant and are exercisable at $30.00 per share and expire in three years. During the six months ended June 30, 2011, 2,251 investor relations consultant options were forfeited of which 1,500 were exercisable at $360.00 per share and 751 options were exercisable at $180.30 per share.  In addition 22,892 warrants granted at $144.60 per share in connection with the 2010 public registered direct offering expired.

The total fair value of stock options previously granted to an investor relations consulting firm and to certain officers that vested and became exercisable during the six months ended June 30, 2012 and 2011, was $55,998 and $20,227, respectively.

A summary of the activity of nonvested, non-qualified options and warrants granted outside of the Plan in connection with employment and investor relations consulting services during the six months ended June 30, 2012, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	7,917	$21.18	$16.14
Granted	20,000	3.42	2.93
Vested	(3,470)	23.28	16.14
Forfeited	(4,447)	19.50	16.11

Nonvested at June 30, 2012	20,000	$3.42	$2.93

At June 30, 2012, there was approximately $52,000 in unrecognized cost for non-qualified options that will be recorded over a weighted average future period of less than one year.

Subsequent to June 30, 2012, 334 investor relations options which were exercisable at an average of $56.85 per share expired.

Note 7. Concentrations, commitments and contingencies:

Customer concentration:

At June 30, 2012, three customers accounted for the total accounts receivable.  For the six months ended June 30, 2012, three customers individually represented more than 10% of the Company’s sales, accounting for approximately 53%, 21% and 17% respectively, of the sales for the period.  For the three months ended June 30, 2012, three customers individually represented more than 10% of the Company’s sales, accounting for approximately 51%, 27% and 22% respectively, of the sales for the period.  At December 31, 2011, two customers accounted for 73% and 19% of total accounts receivable. For the six months ended June 30, 2011, four customers individually represented more than 10% of the Company’s sales, accounting for approximately 21%, 20%, 13% and 11% respectively, of the sales for the period.   For the three months ended June 30, 2011, two customers individually represented more than 10% of the Company’s sales, accounting for approximately 55% and 26% of the sales for the period.

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

 Employment commitments:

As of June 30, 2012, the Company has employment agreements with four officers providing aggregate annual minimum commitments totaling $880,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

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

Note 8. Subsequent event:

During July 2012, the Company entered into an Exclusive License Agreement (the “Agreement”) with Ceva Santé Animale S.A. (the “Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The Company’s Animal Health Assets includes a sublicense to Licensee of the technology licensed to the Company by The Washington University pursuant to a License Agreement, dated May 1, 2004, as amended.

Under the Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, sell, market, distribute, import and export luteinizing hormone (“LH”) and/or follicle-stimulating hormone (“FSH”) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  The Company also granted the Licensee an option and right of first refusal to use the licensed Animal Health Assets to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Under the Agreement the Company will receive the following financial consideration for the licensed Animal Health Assets:

•
License fees of $1,020,000 payable in quarterly installments with the first installment of $204,000 paid in June 2012 and recorded as deferred revenue on the accompanying balance sheet as of June 30, 2012;

•
Milestone payments, totaling up to a potential of $2 million in the aggregate, based on the satisfactory conclusion of pilots studies, clinical studies, manufacturing advances, and receipt of various regulatory approvals for  bovine FSH products in the field of use and a potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and

•	Royalties, at low double digit rates, based on sales of licensed products.

The obligations of the Licensee to make future license fee, milestone and royalty payments are conditioned upon the successful completion of a bovine proof of concept study that is expected to be completed by September 30, 2012.  If the foregoing condition is not met, the Licensee has the right, in its sole discretion, to terminate the Agreement.

In addition, the Agreement provides that the licensee fee installment payments shall be made by the Licensee to a joint bank account in the name of the Licensee and the Company, until the full payment is made by the Company to Novartis Animal Health pursuant to the Novartis Termination Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2012, following the completion of its June 2012 public offering, had cash and liquid investments of $11,160,000, working capital of $9,353,000, total stockholders’ equity of $10,968,000 and an accumulated deficit of $69,269,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2012.   If the Company does not obtain additional capital, then the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plans, which includes the following:

•	aggressively pursuing additional capital raising opportunities;
•	continuing to advance development of the Company’s products, particularly AppyScore;
•	continuing to advance the strategic process to monetize the Company’s animal health business and related intellectual property;
•	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
•	continuing to monitor and implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Six Months Ended June 30, 2012 and 2011

Sales of the Company’s antigen products for the six months ended June 30, 2012 totaled $35,000, which is an $118,000 or 77% decrease from the 2011 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis and single-chain animal product developments.

In April 2008, the Company entered into a long term exclusive license and commercialization agreement with Novartis Animal Health (the “Novartis License Agreement”) to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under this agreement were recorded as deferred revenue and were being recognized over future periods.  In November 2011, the Company entered into the Novartis Termination Agreement which terminated future revenue related to the Novartis License Agreement.  Accordingly, the Company did not recognize any revenue related to the license agreement in the six months ended June 30, 2012.  During the six months ending June 30, 2011, $36,000 of such license payments was recognized.

Cost of sales for the six months ended June 30, 2012 totaled $200 which is $15,400 or a 99% decrease as compared to the 2011 period. As a percentage of sales, gross profit was 100% in the 2012 period as compared to gross profit of 90% in the 2011 period.

Selling, general and administrative expenses in the six months ended June 30, 2012, totaled $2,598,000, which is a $365,000 or 12% decrease as compared to the 2011 period. A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $154,000.  Total stock-based compensation and non-qualified option expenses were approximately $222,000 lower in the 2012 period, primarily due to lower values associated with options granted in 2012.  During the six months ended June 30, 2012, the expenses associated with legal and accounting fees decreased $82,000 and expenses associated with public company activities were approximately $102,000 higher in the 2012 period. Insurance costs increased by approximately $39,000 due generally to normal price increases.

Research and development expenses in the six months ended June 30, 2012 totaled $1,557,000, which is a $1,171,000 or 43% decrease as compared to the 2011 period. Appendicitis test development and research expenses decreased by approximately $807,000 in 2012 as compared to 2011, primarily due to reductions in investigational work, including the pilot trial that was completed in 2011.  Expenses incurred for the single-chain animal product development decreased by approximately $282,000 in the 2012 period.  Patent related expenses, including patent impairment expenses in 2012 decreased by approximately $26,000 over 2011 amounts.  A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $45,000.

Net interest expense for the six months ended June 30, 2012, increased to $127,000, compared to $74,000 in the 2011 period.  The increase in interest expense is primarily due to imputed interest expense under the Novartis Termination Agreement.

No income tax benefit was recorded on the net loss for the six months ended June 30, 2012 and 2011, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2012 and 2011

Sales of the Company’s antigen products for the three months ended June 30, 2012 totaled $27,000, which is a $28,000 or 51% decrease from the 2011 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis and single-chain animal product developments.

In April 2008, the Company entered into the Novartis License Agreement to develop and launch the Company’s novel recombinant single-chain products for bovine species. The total payments received under the Novartis License Agreement were recorded as deferred revenue and were being recognized over future periods.  In November 2011, the Company entered into the Novartis Termination Agreement which terminated future revenue related to the Novartis License Agreement.  Accordingly, the Company did not recognize any revenue related to the license agreement in the three months ended June 30, 2012.  During the three month period ending June 30, 2011, $18,000 of such license payments was recognized.

Cost of sales for the three months ended June 30, 2012 decreased $2,700 as compared to the 2011 period. As a percentage of sales, gross profit was 100% in the 2012 period as compared to gross profit of 95% in the 2011 period.

Selling, general and administrative expenses in the three months ended June 30, 2012, totaled $1,394,000, which is a $33,000 or 2% increase as compared to the 2011 period. Compensation expenses increased by a net of $81,000 in the 2012 period. Total stock-based compensation and non-qualified option expenses were approximately $71,000 lower in the 2012 period, primarily due to the timing of granting options to employees, officers and directors and a lower average values associated with options granted in 2012.  During the three months ended June 30, 2012, the expenses associated with legal and accounting fees decreased $35,000 and expenses associated with public company activities increased approximately $55,000.

Research and development expenses in the three months ended June 30, 2012 totaled $881,000, which is a $576,000 or 40% decrease as compared to the 2011 period. Appendicitis test development and research expenses decreased by approximately $408,000 in 2012 as compared to 2011, due primarily to reductions in investigational work, including the pilot trial that was completed in 2011.  Expenses incurred for the single-chain animal product development decreased by approximately $70,000 in the 2012 period.  Patent related expenses, including patent impairment expenses in 2012 decreased by approximately $36,000 over 2011 amounts. A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $51,000.

Net interest expense for the three months ended June 30, 2012, increased to $63,000, compared to $41,000 in the 2011 period.  The increase in interest expense is primarily due to imputed interest expense under the Novartis Termination Agreement.

 Liquidity and Capital Resources

At June 30, 2012, we had working capital of $9,353,000, which included cash, cash equivalents and short term investments of $11,160,000.  We reported a net loss of $4,248,000 during the six months ended June 30, 2012, which included $720,000 in non-cash expenses relating to stock-based compensation of $451,000 and $269,000 for depreciation, amortization and impairment charges.

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of such test with the FDA, and to advance the strategic process to monetize our animal health business and related intellectual property.

In June 2012, the Company completed a public offering of securities consisting of 6,100,000 shares of common stock at an offering price of $2.00 per share, generating approximately $12.2 million in total proceeds. Fees and other expenses totaled $1,261,000, including a placement fee of 7%. Under the terms of the Underwriting Agreement, the underwriter received warrants to purchase a total of 305,000 shares of Common Stock.  The exercise price of the warrants was $2.50 per share; the warrants become exercisable in June 2013 and expire in June 2017. Under the terms of the Underwriting Agreement, the Company granted the underwriters an option, exercisable through August 9, 2012, to purchase up to an additional 915,000 shares of Common Stock at $2.00 per share. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

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

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2012 are anticipated to total approximately $50,000-$100,000. We anticipate these capital expenditures to be financed through working capital.

We expect that our primary development expenditures will be to continue to advance product development and testing of the cassette and instrument version of AppyScore. During the six months ended June 30, 2012 and 2011, we expended approximately $807,000 and $1,409,000, respectively, in direct costs for AppyScore development and related efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with subsequent generations and expected improvements being made in the test. Should we be unable to achieve FDA clearance of the AppyScore appendicitis test and generate revenues from the product, we would need to rely on other product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In November 2011, the Company entered into the Novartis Termination Agreement.  Under the Novartis Termination Agreement, the termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  The Company discounted these obligations at an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings).  At June 30, 2012, the remaining outstanding termination obligation totaled $781,700.  This obligation requires principal payments of approximately $384,000 in the remainder of 2012 and the balance of $398,000 due in 2013.

During July 2012, the Company entered into an Exclusive License Agreement (the “Agreement”) with Ceva Santé Animale S.A. (the “Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The Company’s Animal Health Assets includes a sublicense to Licensee of the technology licensed to the Company by The Washington University pursuant to a License Agreement, dated May 1, 2004, as amended.

Under the Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, sell, market, distribute, import and export luteinizing hormone (“LH”) and/or follicle-stimulating hormone (“FSH”) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  The Company also granted the Licensee an option and right of first refusal to use the licensed Animal Health Assets to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Under the Agreement, the Company will receive the following financial consideration for the licensed Animal Health Assets:

•
License fees of $1,020,000 payable in quarterly installments with the first installment of $204,000 paid in June 2012 and recorded as deferred revenue on the accompanying balance sheet as of June 30, 2012;

•
Milestone payments, totaling up to a potential of $2 million in the aggregate, based on the satisfactory conclusion of pilots studies, clinical studies, manufacturing advances, and receipt of various regulatory approvals for bovine FSH products in the field of use and a potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and

•	Royalties, at low double digit rates based on sales of licensed products.

The obligations of the Licensee to make future license fee, milestone and royalty payments are conditioned upon the successful completion of a bovine proof of concept study that is expected to be completed by September 30, 2012.  If the foregoing condition is not met, the Licensee has the right, in its sole discretion, to terminate the Agreement.

In addition, the Agreement provides that the licensee fee installment payments shall be made by the Licensee to a joint bank account in the name of the Licensee and the Company, until the full payment is made by the Company to Novartis Animal Health pursuant to the Novartis Termination Agreement.

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

We have a permanent mortgage facility on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,500 per month in contractual interest, through July 2013 when the then remaining principal balance is due which is estimated to be approximately $1,578,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,200 per month in contractual interest and fees.

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

Operating Activities

Net cash consumed by operating activities was $3,065,000 during the six months ended June 30, 2012. Cash was consumed by the loss of $4,248,000, less non-cash expenses of $451,000 for stock-based compensation and $269,000 for depreciation and amortization, impairment and other non-cash items.  For the six months ended June 30, 2012, decreases in accounts receivable generated cash of $10,000. Decreases in prepaid and other current assets of $169,000 provided cash, primarily related to routine changes in operating activities. Cash used in operations included an $80,000 increase in accounts payable and accrued expenses in 2012 and cash provided by an increase of $204,000 in deferred revenue, upon the execution of an option agreement for the Company’s animal health assets.

Net cash consumed by operating activities was $4,347,000 during the six months ended June 30, 2011. Cash was consumed by the loss of $5,593,000, less non-cash expenses of $675,000 for stock-based compensation and $277,000 for depreciation, amortization and impairment charges.  For the six months ended June 30, 2011, decreases in inventories and accounts receivable generated cash of $67,000. A decrease in prepaid and other current assets of $183,000 provided cash, primarily related to routine changes in operating activities.  Cash was generated due to a $718,000 increase in accounts payable and accrued expenses in the six months ended June 30, 2011 and offset by a decrease of $675,000 in the deferred revenue, primarily due to the reclassification of the deferred revenue under the Novartis License Agreement.

Investing Activities

Net cash inflows from investing activities generated $740,000 during the six months ended June 30 2012. Sales of marketable securities investments purchased totaled approximately $1,003,000 and marketable securities purchased totaled approximately $210,000.  A $53,000 use of cash was attributable to additional costs incurred from patent filing.

Net cash inflows from investing activities generated $1,770,000 during the six months ended June 30, 2011. Marketable securities investments acquired totaled approximately $313,000 and sales of marketable securities totaled approximately $2,293,000.  A $210,000 use of cash was attributable to additional costs incurred from patent filings and equipment additions.

Financing Activities

Net cash inflows from financing activities generated $10,306,000 during the six month period ended June 30, 2012. The Company received net proceeds of $10,938,000 from the sale of common stock in a public offering of securities and repaid $632,000, in scheduled payments under its debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $45,000 and $60,000 of patent impairment charges during the six months ended June 30, 2012 and 2011, respectively.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of June 30, 2012, approximately 45% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-Q or 8-K, which were not registered under the Securities Act.

As of June 1, 2012, 4,167 shares of restricted common stock were granted to a consultant in consideration for investor relations services. These shares of common stock vested upon grant. The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuance because we: (i) did not engage in any public advertising or general solicitation in connection with the warrant issuance; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company requested (or believed appropriate) and received answers to all questions posed by the recipient, and otherwise understood the risks of accepting our securities for investment purposes. No commission or other remuneration was paid on this issuance.

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

10.1
Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, of AspenBio Pharma, Inc., effective May 22, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2012).

10.2
Exclusive License Agreement, dated July 25, 2012, between Ceva Santé Animale S.A. and AspenBio Pharma, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 30, 2012).

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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: August 7, 2012		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer