Form 10-Q
period 2012-09-30
AspenBio Pharma, Inc.
filed 2012-11-07
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of no par value common stock outstanding as of November 6, 2012 was 7,716,480.

ASPENBIO PHARMA, INC.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
AspenBio Pharma, Inc.
Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,836,750	$2,968,104
Short term investments (Note 1)	389,166	1,003,124
Accounts receivable (Note 8)	3,238	35,016
Prepaid expenses and other current assets	465,117	314,800

Total current assets	10,694,271	4,321,044

Property and equipment, net (Note 2)	2,560,243	2,795,149

Other long term assets, net (Note 3)	1,569,182	1,611,652

Total assets	$14,823,696	$8,727,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$642,030	$581,713
Accrued compensation	323,684	47,622
Accrued expenses	658,888	368,406
Deferred revenue, current portion (Note 7)	63,444	—
Notes and other obligations, current portion (Note 4)	2,610,179	1,074,185

Total current liabilities	4,298,225	2,071,926

Deferred revenue, less current portion (Note 7)	968,286	—
Notes and other obligations, less current portion (Note 4)	794,777	2,830,041

Total liabilities	6,061,288	4,901,967

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 30,000,000 shares authorized;
7,716,480 and 1,608,146 shares issued and outstanding	80,491,443	68,846,796
Accumulated deficit	(71,729,035)	(65,020,918)

Total stockholders' equity	8,762,408	3,825,878

Total liabilities and stockholders' equity	$14,823,696	$8,727,845

 See Accompanying Notes to Unaudited Condensed Financial Statements

 AspenBio Pharma, Inc.
Statements of Operations
Three and Nine Months Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Sales (Note 8)	$6,240	$22,381	$40,756	$175,019
Cost of sales	—	382	196	15,958

Gross profit (loss)	6,240	21,999	40,560	159,061

Other revenue – fee	4,490	17,766	4,490	53,297

Operating expenses:
Selling, general and administrative	1,346,391	1,405,979	3,944,780	4,369,708
Research and development	1,065,967	1,644,995	2,623,195	4,373,325

Total operating expenses	2,412,358	3,050,974	6,567,975	8,743,033

Operating loss	(2,401,628)	(3,011,209)	(6,522,925)	(8,530,675)

Other expense, net (primarily interest)	(58,459)	(52,241)	(185,192)	(125,901)

Net loss	$(2,460,087)	$(3,063,450)	$(6,708,117)	$(8,656,576)

Basic and diluted net loss per share (Note 1)	$(.32)	$(2.29)	$(1.78)	$(6.46)

Basic and diluted weighted average number
of shares outstanding (Note 1)	7,716,480	1,340,649	3,772,228	1,340,649

See Accompanying Notes to Unaudited Condensed Financial Statements

AspenBio Pharma, Inc.
Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(6,708,117)	$(8,656,576)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock-based compensation for services	706,135	1,020,049
Depreciation and amortization	334,715	371,008
Amortization of license fee	(4,490)	(53,297)
Impairment charges	44,554	102,952
Decrease in:
Accounts receivable	31,778	70,437
Prepaid expenses and other current assets	330,318	315,388
Increase (decrease) in:
Accounts payable	60,317	325,647
Accrued expenses	290,482	261,442
Accrued compensation	276,062	(171,813)
Deferred revenue	1,036,220	—

Net cash used in operating activities	(3,602,026)	(6,414,763)

Cash flows from investing activities:
Purchases of short-term investments	(598,775)	(793,527)
Sales of short-term investments	1,212,733	1,333,165
Purchases of property and equipment	(42,024)	(83,201)
Patent and trademark acquisition costs	(59,869)	(174,867)

Net cash provided by investing activities	512,065	281,570

Cash flows from financing activities:
Repayment of notes payable and other obligation	(979,905)	(374,021)
Net proceeds from issuance of common stock	10,938,512	—

Net cash provided by (used in) financing activities	9,958,607	(374,021)

Net increase (decrease) in cash and cash equivalents	6,868,646	(6,507,214)

Cash and cash equivalents at beginning of period	2,968,104	8,908,080

Cash and cash equivalents at end of period	$9,836,750	$2,400,866

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$187,885	$139,004

Schedule of non-cash investing and financing transactions:
Acquisitions of current assets for installment obligations	$480,635	$454,830

See Accompanying Notes to Unaudited Condensed Financial Statements

   AspenBio Pharma, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of AspenBio Pharma, Inc. (the “Company,”  “we,” “AspenBio” or “AspenBio Pharma”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2012 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended September 30, 2012 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2012, following the completion of its June 2012 public offering, the Company had approximate balances of cash and liquid investments of $10,226,000, working capital of $6,396,000, total stockholders’ equity of $8,762,000 and an accumulated deficit of $71,729,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2012 and into 2013.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The ability for the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plans, which includes the following:

-	continuing to advance development of the Company’s principal product, AppyScore™;
-	pursuing additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (the “FDA”) approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of September 30, 2012, 95% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 5% of the portfolio and none with maturities past February 2013. To date, the Company’s cumulative realized market loss from the investments has not been in excess of $5,000.  For the nine months ended September 30, 2012, there was approximately $1,329 in unrealized income, $82 realized loss, and $2,576 in management fees.  For the nine months ended September 30, 2011, there was approximately $8,785 in unrealized loss, $1,037 in realized income, and $8,193 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of September 30, 2012 and December 31, 2011.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 867,000 shares as of September 30, 2012 and 231,000 shares as of September 30, 2011) would be to decrease the net loss per share.

Upon the completion of the 2012 annual shareholders meeting on May 22, 2012, where such action was approved by shareholders, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-six, whereby each six shares of common stock were combined into one share of common stock (the “Reverse Stock Split”).  The Reverse Stock Split was implemented and effective on June 20, 2012. All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.

A reconciliation of basic and diluted weighted average number of shares outstanding adjusted for the Reverse Stock Split for each of the three and nine month periods ended September 30, 2011 was 8,028,321 shares on a pre-split basis and 1,340,649 shares on a post-split basis.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	251,049	251,049
Laboratory equipment	1,213,342	1,175,047
Office and computer equipment	402,024	398,295

	5,563,154	5,521,130
Less accumulated depreciation	(3,002,911)	(2,725,981)

	$2,560,243	$2,795,149

Depreciation expense totaled approximately $91,000 and $98,000, and $277,000 and $300,000, for the three and nine month periods ended September 30, 2012 and 2011, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011

Patents, trademarks and applications, net of accumulated amortization of $327,054 and $273,550	$1,176,559	$1,214,748
Goodwill	387,239	387,239
Other	5,384	9,665

	$1,569,182	$1,611,652

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $72,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $45,000 and $103,000 of patent impairment charges during the nine months ended September 30, 2012 and 2011, respectively.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011

Mortgage notes	$2,462,510	$2,545,312
Termination obligation	591,295	1,152,753
Other short-term installment obligations	351,151	206,161

	3,404,956	3,904,226
Less current portion	(2,610,179)	(1,074,185)

	$794,777	$2,830,041

Mortgage notes:

The Company has a mortgage on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2012 and 2011, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,500 per month in contractual interest, through July 2013 when the then remaining principal balance is due which is estimated to be approximately $1,578,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,200 per month in contractual interest and fees.

Termination obligation:

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement.  Under the Novartis termination Agreement, the termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  The Company discounted these obligations at an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings).  At September 30, 2012, the remaining outstanding termination obligation totaled $591,295.  This obligation requires payments of approximately $193,000 in the remainder of 2012 and the balance of $398,000 due in 2013.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $357,000 for the remainder of 2012, $2,285,000 in 2013, $66,000 in 2014, $68,000 in 2015, $71,000 in 2016 and $558,000 thereafter, through the terms of the applicable debt agreements.

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

During the nine months ended September 30, 2012, under the terms of an agreement for investor relations services, the Company issued a total of 8,334 shares of common stock; 4,167 shares of the total were issued at $4.26 per share and the remaining 4,167 shares were issued at $2.88 per share.  The issuance resulted in a total of $29,776 of stock-based compensation being recorded.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the periods ended September 30, as follows:

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011

Stock options to employees and directors	$224,187	$300,632	$613,276	$910,075
Stock options to consultants for:
Investor relations activities	—	20,227	23,598	37,083
AppyScore activities	30,751	16,995	33,733	51,321
Animal health activities	—	7,190	5,752	21,570

Total stock-based compensation	$254,938	$345,044	$676,359	$1,020,049

The above expenses are included in the accompanying Statements of Operations for the periods ended September 30, in the following categories:

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011

Selling, general and administrative expenses	$224,187	$328,049	$642,626	$968,728
Research and development expenses	30,751	16,995	33,733	51,321

Total stock-based compensation	$254,938	$345,044	$676,359	$1,020,049

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Company’s Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the nine months ended September 30, as follows:

	2012	2011

Dividend yield	0%	0%
Expected price volatility	121-145%	119 to 120%
Risk free interest rate	.60-1.03%	1.32 to 2.14%
Expected term	5 years	5 years

Operating expenses for the three and nine month periods ended September 30, 2012 and 2011, include $239,535 and $315,865, and $618,012 and $957,603, respectively, for the value of the stock options issued under the Company’s Plan.

A summary of stock option activity under the Company’s Plan for options to employees, officers, directors and consultants, for the nine months ended September 30, 2012, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	215,321	$53.94
Granted	89,312	3.23
Exercised	—	—
Forfeited	(36,446)	38.88

Outstanding at September 30, 2012	268,187	$39.09	7.0	$28,700

Exercisable at September 30, 2012	162,327	$57.92	5.5	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2012.

During the nine months ended September 30, 2012, 89,312 options were granted under the Plan to employees, officers, directors and consultants with a weighted average exercise price at grant date of $3.23 per option.   Included in the 89,312 options issued, the independent directors were granted a total of 12,502 options at an average exercise price of $4.26 per share vesting over a three year period annually in arrears, officers were granted 40,668 options at an average exercise price of $3.50 per share which vest over a twelve month period following grant and employees were granted 11,142 options at an average exercise price of $4.11 per share which vest over a twelve month period following grant.  Substantially all of the grants to officers and employees were awarded as retention incentive options. The Company also issued 25,000 options to a consultant at an exercise price of $1.91 per share, vesting after ninety days. All options granted under the Company’s 2002 Stock Incentive Plan expire ten years from the grant date.

During the nine months ended September 30, 2012, a total of 36,446 options that were granted under the Plan to directors, employees, including an officer, and consultants were forfeited, 11,970 of which were vested and 24,476 were unvested.  The options were exercisable at an average of $38.88 per share and were forfeited upon the employees’ termination from the Company.

During the nine months ended September 30, 2011, 52,267 stock options were granted under the Plan to employees, officers, directors, and consultants with a weighted average fair value at the grant date of $19.14 per option. Included in the 52,267 options issued, existing directors and officers were granted a total of 40,834 options at an exercise price of $19.02 per share and existing employees were granted 4,317 options at an exercise price of $18.30 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  Four newly hired employees were granted a total of 450 options at $19.86 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 6,667 non-qualified options to a consultant at an exercise price of $20.40 per share which expire in ten years.   These non-qualified options are performance related with vesting tied to achieving specific AppyScore™ clinical and regulatory milestones.

During the nine months ended September 30, 2011, a total of 20,427 options that were granted under the Plan were forfeited, 11,339 of which were vested and 9,088 which were unvested.  The options were exercisable at an average of $50.64 per share and were forfeited upon the employees’ terminations from the Company.  During the nine months ended September 30, 2011, no options were exercised.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the nine months ended September 30, 2012 and 2011, was approximately $1,363,000 and $1,977,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 228,000 options, are expected to vest in the future, under their terms.

A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors and consultants during the nine months ended September 30, 2012 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	88,986	$35.64	$28.98
Granted	89,312	3.23	2.73
Vested	(47,962)	34.99	28.42
Forfeited	(24,476)	28.58	23.35

Nonvested at September 30, 2012	105,860	$10.21	$8.38

At September 30, 2012, based upon options granted under the Plan to that point, there was approximately $450,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Other common stock purchase options and warrants:

As of September 30, 2012, in addition to the stock incentive plan options discussed above, the Company had outstanding 599,008 non-qualified options and warrants in connection with offering warrants, officers’ employment and investor relations consulting that were not issued under the Plan.

The Company utilized assumptions in the estimation of fair value of stock-based compensation for the nine months ended September 30 as follows:

	2012	2011

Dividend yield	0%	0%
Expected price volatility	141%	119 to 145%
Risk free interest rate	0.74%	1.20 to 1.95%
Expected term	5 years	3-10 years

Operating expenses for the three and nine month periods ended September 30, 2012 and 2011, include $15,403 and $29,179 and  $58,347 and $62,446, respectively, for the value of the non-qualified options and warrants.

 Following is a summary of outstanding options and warrants that were issued outside of the Plan for the nine months ended September 30, 2012:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	282,178	$8.70
Granted	325,000	2.56
Exercised	—	—
Forfeited	(8,170)	31.69

Outstanding at September 30, 2012	599,008	$5.06	4.9	$82,400

Exercisable at September 30, 2012	274,008	$36.95	4.7	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2012.

In June 2012, the Company completed a $12.2 million public offering of securities and in connection with that offering, granted the Underwriter warrants to purchase a total of 305,000 shares of common stock.  These warrants which are included in the above table are not exercisable until June 2013 at an exercise price of $2.50 per share, and expire in June 2017.  Included at September 30, 2012 in the 599,008 total outstanding options and warrants are 572,505 non-compensatory rights granted in connection with public offerings and 26,503 rights issued under compensatory arrangements.

During the nine months ended September 30, 2012, the Company hired a Senior Vice President and Chief Commercial Officer who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Plan, and he was granted 20,000 options for services which are exercisable at $3.42 per share. The options vest as to 50% of the total on the six month anniversary following the grant date and the remaining 50% vesting one-sixth monthly over months seven through twelve following the grant date and they expire ten years from the grant date.

During the nine months ended September 30, 2012, a total of 8,170 options that were granted outside of the Company’s Plan that were exercisable at an average of $31.69 per share were forfeited upon an officer’s termination, 4,447 which were unvested and 2,220 which were vested. Additionally, 1,503 vested options previously granted to an investor relations firm expired.

During the nine months ended September 30, 2011, the Company hired a Vice President of Marketing and Business who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Stock 2002 Incentive Plan, and he was granted 6,667 options for services which are exercisable at $19.50 per share. The options were scheduled to vest equally over a three year period however they were forfeited upon the officer’s termination from the Company in 2012. Also, during the nine months ended September 30, 2011, an investor relations firm was granted 5,000 warrants to purchase shares of common stock which are scheduled to vest equally over twelve months from the date of grant and are exercisable at $30.00 per share and expire in three years. During the nine months ended September 30, 2011, 3,751 investor relations consultant options were forfeited of which 1,500 were exercisable at $360.00 per share, 1,251 options were exercisable at $180.30 per share, and 1,000 options were exercisable at $167.10 per share.  In addition 22,892 warrants granted at $144.60 per share in connection with the 2010 public registered direct offering expired.

The total fair value of stock options previously granted to an investor relations consulting firm and to certain officers that vested and became exercisable during the nine months ended September 30, 2012 and 2011, was $55,998 and $40,454, respectively.

A summary of the activity of nonvested, non-qualified options and warrants granted outside of the Plan in connection with employment and investor relations consulting services during the nine months ended September 30, 2012, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	7,917	$21.18	$16.14
Granted	20,000	3.42	3.04
Vested	(3,470)	23.28	16.14
Forfeited	(4,447)	19.50	16.11

Nonvested at September 30, 2012	20,000	$3.42	$3.04

At September 30, 2012, there was approximately $39,000 in unrecognized cost for non-qualified options that will be recorded over a weighted average future period of less than one year.

Subsequent to September 30, 2012, 334 investor relations options which were exercisable at an average of $66.00 per share expired.

Note 7.  Animal Health License Agreements:

Effective May 1, 2004 Washington University in St. Louis (WU) and AspenBio entered into an Exclusive License Agreement (WU License Agreement) which grants AspenBio exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) expire.  AspenBio has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by AspenBio carry a mid-single digit royalty rate and for sublicense fees received by AspenBio carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by AspenBio with ninety days advance notice at any time and by WU with sixty days advance notice if AspenBio materially breaches the WU License Agreement and fails to cure such breach.

During July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with a licensee (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at September 30, 2012.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone (“LH”) and/or follicle-stimulating hormone (“FSH”) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  The Company also granted the Licensee an option and right of first refusal to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Under the License Agreement as of September 30, 2012, the following future license fees and milestone payments are provided, assuming future milestones are successfully achieved:

•	License fees of $612,000 payable in quarterly installments;
•	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
•	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
•	Royalties, at low double digit rates, based on sales of licensed products.

Revenue recognition related to the License Agreement and WU Agreement is based primarily on the Company’s consideration of Accounting Standards Codification No. 808-10-45 (EITF 07-1), “Accounting for Collaborative Arrangements”, paragraphs 16-20.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,036,000 commenced being amortized into income with the date of achievement. As of September 30, 2012, deferred revenue of $63,444 has been classified as a current liability and $968,286 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the nine months ended September 30, 2012, $4,490 was recorded as the amortized license fee revenue arising from the License Agreement.

A tabular summary of the revenue categories and amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
Nonrefundable option payment	$204,000
License fees and milestone amounts paid / achieved	1,104,000
Subtotal	1,308,000
Amounts due to third parties, including WU	(271,780)
Deferred revenue balance	1,036,220
Revenue amortization to September 30, 2012	(4,490)

Net deferred revenue balance at September 30, 2012	$1,031,730

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Concentrations, commitments and contingencies:

Customer concentration:

At September 30, 2012, two customers accounted for the total accounts receivable.  For the nine months ended September 30, 2012, three customers individually represented more than 10% of the Company’s sales, accounting for approximately 41%, 31% and 13% respectively, of the sales for the period.  For the three months ended September 30, 2012, one customer individually represented 96% of the Company’s sales.  At December 31, 2011, two customers accounted for 73% and 19% of total accounts receivable. For the nine months ended September 30, 2011, four customers individually represented more than 10% of the Company’s sales, accounting for approximately 20%, 17%, 11% and 10% respectively, of the sales for the period.   For the three months ended September 30, 2011, four customers individually represented more than 10% of the Company’s sales, accounting for approximately 42%, 18%, 14% and 12% of the sales for the period.

Employment commitments:

As of September 30, 2012, the Company has employment agreements with four officers providing aggregate annual minimum commitments totaling $880,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC (the “Chipman Suit”).  The complaint was filed in the U.S. District Court in the Central District of California by an individual investor.  The complaint included allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT.  On September 7, 2011, the plaintiff filed an amended complaint.  Based on a review of the amended complaint, the Company believes that the plaintiff’s allegations are without merit has vigorously defended against these claims and intends to continue to do so if necessary.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed. On September 17, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiff’s claims against the Company without prejudice.  On the same day, the court also entered Final Judgment without prejudice in favor of the Company and against the plaintiff in the Chipman Suit. The Order to dismiss the action found in favor of the Company. The plaintiff in the Chipman Suit has not filed a Notice of Appeal to date.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc.  et al., Case No. CV10 7365 (the “Wolfe Suit”).  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.  Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, has vigorously defend against these claims, and intends to continue to do so.

 On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice.  On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit.  The Order to dismiss the action found in favor of the company and all of the individual defendants.  On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.

 On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovskyv. Pusey, et al, Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors.  The complaint also names the Company as a nominal defendant.  The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011, and this action continues to be stayed.  On October 18, 2012, the parties filed a Joint Status Report, reporting on updates in the Chipman Suit and the Wolfe Suit and stating that the stay should remain in place at this time and that a further status report should be submitted after appeals in the Wolfe Suit have been resolved.  On October 25, 2012, the magistrate judge issued a recommendation that the case be administratively closed, subject to reopening for good cause.  The U.S. District Court has not yet acted on this recommendation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2012, following the completion of its June 2012 public offering, the Company had cash and liquid investments of $10,226,000, working capital of $6,396,000, total stockholders’ equity of $8,762,000 and an accumulated deficit of $71,729,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2012 and at least into 2013.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The ability for the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plans, which includes the following:

-	continuing to advance development of the Company’s products, particularly AppyScore;
-	pursuing additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Nine Months Ended September 30, 2012 and 2011

Sales of the Company’s antigen products for the nine months ended September 30, 2012 totaled $41,000, which is a $134,000 or 77% decrease from the 2011 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis and single-chain animal product developments.

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with a licensee (“Licensee”) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the period ended September 30, 2012, $4,500 of such license payments was recognized as revenue.  In November 2011, the Company entered into the Novartis Termination Agreement which terminated the Novartis License Agreement.  Accordingly, the Company did not recognize any revenue related to the Novartis license agreement in the nine months ended September 30, 2012.  During the nine months ending September 30, 2011, $53,000 of such Novartis license revenue was recognized.

Cost of sales for the nine months ended September 30, 2012 decreased $15,800 compared to the 2011 period. As a percentage of sales, gross profit was 99.5% in the 2012 period as compared to gross profit of 90.9% in the 2011 period.

Selling, general and administrative expenses in the nine months ended September 30, 2012, totaled $3,945,000, which is a $425,000 or 10% decrease as compared to the 2011 period. A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $249,000.  Total stock-based compensation and non-qualified option expenses were approximately $314,000 lower in the 2012 period, primarily due to lower values associated with options granted in 2012.  During the nine months ended September 30, 2012, expenses associated with legal and accounting fees decreased $109,000, public company expenses decreased $23,000, travel and related costs decreased $30,000 and office related expenses decreased $44,000.  These decreases were offset with increases of $290,000 in expenses associated with marketing and commercialization activities in the 2012 period and additional insurance costs of approximately $68,000 due generally to normal price increases.

Research and development expenses in the nine months ended September 30, 2012 totaled $2,623,000, which is a $1,750,000 or 40% decrease as compared to the 2011 period. Appendicitis test development and research expenses decreased by approximately $1,230,000 in 2012 as compared to 2011, primarily due to reductions in investigational work, including the pilot trial that was completed in 2011.  Expenses incurred for the single-chain animal product development decreased by approximately $339,000 in the 2012 period.  Patent related expenses, including patent impairment expenses in 2012 decreased by approximately $70,000 over 2011 amounts.  A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $116,000.

Interest and other expense for the nine months ended September 30, 2012, increased to $185,000, compared to $126,000 in the 2011 period.  The increase in interest expense is primarily due to imputed interest expense under the Novartis Termination Agreement and the financing of certain insurance obligations.

No income tax benefit was recorded on the net loss for the nine months ended September 30, 2012 and 2011, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2012 and 2011

Sales of the Company’s antigen products for the three months ended September 30, 2012 totaled $6,200, which is a $16,000 or 72% decrease from the 2011 period. The decrease in sales is primarily attributable to the Company’s strategic decision to suspend antigen production in 2010 and focus available scientific resources on the appendicitis and single-chain animal product developments.

In July 2012, the Company entered into the License Agreement with the Licensee under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals.  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the period ended September 30, 2012, $4,500 of such license payments was recognized as revenue.  In November 2011, the Company entered into the Novartis Termination Agreement which terminated the Novartis License Agreement.  Accordingly, the Company did not recognize any revenue related to the Novartis license agreement in the three months ended September 30, 2012.  During the three months ending September 30, 2011, $18,000 of such Novartis license revenue was recognized.

Cost of sales for the three months ended September 30, 2012 decreased $400 as compared to the 2011 period. As a percentage of sales, gross profit was 100% in the 2012 period as compared to gross profit of 98% in the 2011 period.

Selling, general and administrative expenses in the three months ended September 30, 2012, totaled $1,346,000, which is a $60,000 or 4% decrease as compared to the 2011 period. A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $87,000.  Total stock-based compensation and non-qualified option expenses were approximately $104,000 lower in the 2012 period, primarily due to lower values associated with options granted in 2012.  During the three months ended September 30, 2012, the expenses associated with legal and accounting fees decreased $26,000, public company expenses decreased $14,000, travel and related costs decreased $17,000 and office related expenses decreased $7,000.  These decreases were offset with increases $173,000 in increased expenses associated with marketing and commercialization activities in the 2012 period and additional insurance costs of approximately $29,000 due generally to normal price increases.

Research and development expenses in the three months ended September 30, 2012 totaled $1,066,000, which is a $579,000 or 35% decrease as compared to the 2011 period. Appendicitis test development and research expenses decreased by approximately $322,000 in 2012 as compared to 2011, due primarily to reductions in investigational work, including the pilot trial that was completed in 2011.  Expenses incurred for the single-chain animal product development decreased by approximately $49,000 in the 2012 period.  Patent related expenses, including patent impairment expenses in 2012 decreased by approximately $161,000 over 2011 amounts. A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $47,000.

Interest and other expense for the three months ended September 30, 2012, increased to $58,000, compared to $52,000 in the 2011 period.  The increase in interest expense is primarily due to imputed interest expense under the Novartis Termination Agreement and the financing of certain insurance obligations.

Liquidity and Capital Resources

At September 30, 2012, we had working capital of $6,396,000, which included cash, cash equivalents and short term investments of $10,226,000.  We reported a net loss of $6,708,000 during the nine months ended September 30, 2012, which included $1,081,000 in non-cash expenses relating to stock-based compensation of $706,000 and $375,000 for depreciation, amortization and impairment charges.

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of such test with the steps required for FDA clearance, as well as CE marking in Europe (EU) and related intellectual property.

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

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs for the remainder of 2012 and at least into 2013. The Company is actively looking to obtain additional financing; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

We expect that our primary development expenditures will be to continue toward commencement of a clinical trial for AppyScore later this year and to advance towards commercialization of our appendicitis test in Europe following successful completion of CE marking.  In–house and field testing of the cassette and instrument reader components of AppyScore will also continue, to ensure performance and reliability of the system.  Based upon our experience clinical trial expenses can be significant costs.  During the nine months ended September 30, 2012 and 2011, we expended approximately $1,466,000 and $2,332,000, respectively, in direct costs for AppyScore development and related efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with expected improvements and possible subsequent generations being made in the test. Should we be unable to achieve FDA clearance of the AppyScore appendicitis test and generate revenues from the product, we would need to rely on other business or product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In November 2011, the Company entered into the Novartis Termination Agreement.  Under the Novartis Termination Agreement, the termination obligation totaled $1,374,000, which was payable as $150,000 upon signing the Novartis Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  The Company discounted these obligations at an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings).  At September 30, 2012, the remaining outstanding discounted termination obligation totaled $591,295.  This obligation requires total payments of $204,000 in the remainder of 2012 and $408,000 due in 2013.

During July 2012, the Company entered into the License Agreement with the Licensee, under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s Animal Health Assets.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties AspenBio receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at September 30, 2012.

Under the License Agreement as of September 30, 2012, the following future license fees and milestone payments are provided, assuming future milestones are successfully achieved:

•	License fees of $612,000 payable in quarterly installments;
•	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
•	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
•	Royalties, at low double digit rates, based on sales of licensed products.

Revenue recognition related to the License Agreement and WU Agreement is based primarily on the Company’s consideration of Accounting Standards Codification No. 808-10-45 (EITF 07-1), “Accounting for Collaborative Arrangements”, paragraphs 16-20.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of $1,036,000 commenced being amortized into income with the date of achievement. As of September 30, 2012, deferred revenue of $63,444 has been classified as a current liability and $968,286 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the nine months ended September 30, 2012, $4,490 was recorded as the amortized license fee revenue arising from the License Agreement.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development / manufacture of certain of our products for which we are seeking FDA approval. The goal of this development process is to establish current good manufacturing practices (cGMP) required for those products for which we are seeking FDA approval. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments during 2012 and 2013. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2012 are anticipated to total approximately $50,000-$75,000. We anticipate these capital expenditures to be financed through working capital.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,500 per month in contractual interest, through July 2013 when the then remaining principal balance is due which is estimated to be approximately $1,578,000 at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $4,200 per month in contractual interest and fees.

In April 2008, the Board authorized a stock repurchase plan to purchase shares of our common stock up to a maximum of $5.0 million. Purchases may be made in routine, open market transactions, when management determines to effect purchases and any purchased shares of common stock are thereupon retired. Management may elect to purchase less than $5.0 million. The repurchase program allows us to repurchase our shares in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending upon market conditions and other factors. A total of approximately 7,733 common shares were purchased and retired in 2008 at a total cost of approximately $992,000.  No repurchases have been made since 2008.

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

Operating Activities

Net cash consumed by operating activities was $3,602,000 during the nine months ended September 30, 2012. Cash was consumed by the loss of $6,708,000, less non-cash expenses of $706,000 for stock-based compensation and $375,000 for depreciation and amortization, impairment and other non-cash items.  For the nine months ended September 30, 2012, decreases in accounts receivable generated cash of $32,000. Decreases in prepaid and other current assets of $330,000 provided cash, primarily related to routine changes in operating activities.  A $351,000 increase in accounts payable and accrued expenses generated cash in the nine months ended September 30, 2012, primarily due to the Company’s AppyScore clinical and regulatory activities.  An increase of $276,000 in accrued compensation provided cash.  Cash provided by operations included an increase of $1,036,000 in deferred revenue, following the execution of the License Agreement for the Company’s animal health assets.

Net cash consumed by operating activities was $6,415,000 during the nine months ended September 30, 2011. Cash was consumed by the loss of $8,657,000, less non-cash expenses of $1,020,000 for stock-based compensation and $421,000 for depreciation, amortization and impairment charges.  For the nine months ended September 30, 2011, decreases in accounts receivable associated with lower antigen production and sales generated cash of $70,000. A decrease in prepaid and other current assets of $315,000 provided cash, primarily related to routine changes in operating activities.  A $587,000 increase in accounts payable and accrued expenses generated cash in the nine months ended September 30, 2011, primarily due to the Company’s AppyScore pre-clinical trial activities.  A decrease of $172,000 in accrued compensation consumed cash, due to a decrease in amounts accrued for incentive pay for the 2011 period.

Investing Activities

Net cash inflows from investing activities generated $512,000 during the nine months ended September 30 2012. Sales of marketable securities investments totaled approximately $1,213,000 and marketable securities purchased totaled approximately $599,000.  A $102,000 use of cash was attributable to additional costs incurred from capitalized patent filings and equipment additions.

Net cash inflows from investing activities generated $282,000 during the nine months ended September 30, 2011. Marketable securities investments purchased totaled approximately $793,000 and sales of marketable securities totaled approximately $1,333,000.  A $258,000 use of cash was attributable to additional costs incurred from capitalized patent filings and equipment additions.

Financing Activities

Net cash inflows from financing activities generated $9,959,000 during the nine month period ended September 30, 2012. The Company received net proceeds of $10,939,000 from the sale of common stock in a public offering of securities and repaid $980,000, in scheduled payments under its debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $45,000 and $103,000 of patent impairment charges during the nine months ended September 30, 2012 and 2011, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Risk Factors” in Part II, Item 1A of this Periodic Report on Form 10-Q for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of September 30, 2012, approximately 95% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc., Case No. 2:10-cv-06537-GW-JC (the “Chipman Suit”).  The complaint was filed in the U.S. District Court in the Central District of California by an individual investor.  The complaint included allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT.  On September 7, 2011, the plaintiff filed an amended complaint.  Based on a review of the amended complaint, the Company believes that the plaintiff’s allegations are without merit has vigorously defended against these claims and intends to continue to do so if necessary.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed. On September 17, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiff’s claims against the Company without prejudice.  On the same day, the court also entered Final Judgment without prejudice in favor of the Company and against the plaintiff in the Chipman Suit. The Order to dismiss the action found in favor of the Company. The plaintiff in the Chipman Suit has not filed a Notice of Appeal to date.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc.  et al., Case No. CV10 7365 (the “Wolfe Suit”).  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.  Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, has vigorously defend against these claims, and intends to continue to do so.

 On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice.  On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit.  The Order to dismiss the action found in favor of the company and all of the individual defendants.  On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.

 On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovskyv. Pusey, et al, Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors.  The complaint also names the Company as a nominal defendant.  The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011, and this action continues to be stayed.  On October 18, 2012, the parties filed a Joint Status Report, reporting on updates in the Chipman Suit and the Wolfe Suit and stating that the stay should remain in place at this time and that a further status report should be submitted after appeals in the Wolfe Suit have been resolved.  On October 25, 2012, the magistrate judge issued a recommendation that the case be administratively closed, subject to reopening for good cause.  The U.S. District Court has not yet acted on this recommendation.

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

Risks Relating to Our Business

If we fail to obtain FDA clearance, which we expect to proceed under a 510(k) de-Novo Classification path, we cannot market our product in the United States.

Therapeutic or human diagnostic products require FDA approval (or clearance) prior to marketing and sale. This applies to our ability to market, directly or indirectly, our AppyScore acute appendicitis test. As a new product, this test must undergo lengthy and rigorous development testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance we must finalize development of our product and successfully complete clinical testing. This process can take substantial amounts of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons. There is no assurance that any of our strategies for obtaining FDA clearance or approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The timing of such completion, submission and clearance, which cannot be estimated at this point, could also impact our ability to realize market value from such tests. If we do achieve FDA clearance or approval, it could subsequently be suspended or revoked, or we could be fined, based on a failure to continue to comply with ongoing regulatory requirements and standards. Similar regulatory approval or ongoing requirements and contingencies will also be encountered in major international markets.

If we fail to obtain FDA clearance or approval for our human diagnostic products, we will not be able to market and sell our products in the United States. As a result, we would not be able to recover the time and resources spent on research and development of such products.

The successful development of a medical device such as our acute appendicitis test is highly uncertain and requires significant financial expenditures and time.

Successful development of medical devices is highly uncertain. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including failure to obtain regulatory clearance or approval, manufacturing costs, pricing and reimbursement issues, or other factors that may render the product uneconomical to commercialize. In addition, success in pilot trials does not ensure that larger-scale clinical trials will be successful. Evolutions in development from early stage products to later state products may require additional testing or analysis. Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. If our large-scale clinical trials for a product are not successful, we will not recover our substantial investments in that product.

Factors affecting our research and development productivity and the amount of our research and development expenses include, but are not limited to, the number of patients required to be enrolled and the outcome of required clinical trials to be conducted by us and/or our collaborators.

Our independent registered public accounting firm added an emphasis paragraph to their audit report for our 2011 audit describing an uncertainty related to our ability to continue as a going concern.

Due to our continued losses and limited capital resources our independent registered public accounting firm issued a report that describes an uncertainty related to our ability to continue as a going concern in 2011. The auditors’ report discloses that we did not generate significant revenues in 2011, we incurred a net loss of approximately $10,214,000 and we consumed cash in operating activities of approximately $8,333,000 in 2011. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clinical trials are expensive and we cannot assure you that we will be able to complete our clinical trial program successfully within any specific time period, or if such clinical trial takes longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through clinical trials the safety and efficacy of our products. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, product development, pilot trial testing and clinical trials.

Even if completed, we do not know if these trials will produce statistically significant or clinically meaningful results sufficient to support an application for marketing approval. Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to obtain regulatory clearance to commence clinical trials, engage clinical trial sites and medical investigators, reach agreement on acceptable clinical trial agreement terms, clinical trial protocols or informed consent forms with medical investigators, clinical trial sites or institutional review boards and, thereafter, the rate of patient enrollment, and the rate to collect, clean, lock and analyze the clinical trial database.

Patient enrollment in trials is a function of many factors, including the design of the protocol, the size of the patient population, the proximity of patients to and availability of clinical sites, the eligibility criteria for the study, the perceived risks and benefits of the product candidate under study and of the control, if any, the medical investigator’s efforts to facilitate timely enrollment in clinical trials, the patient referral practices of local physicians, the existence of competitive clinical trials, and whether other investigational, existing or new products are available or approved for the indication. If we experience delays in identifying and contracting with appropriate medical investigators and site, in patient enrollment and/or/completion of our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all. If we or any third party have difficulty enrolling a sufficient number of patients in a timely or cost-effective manner to conduct clinical trials as planned, or if enrolled patients do not complete the trial as planned, we or a third party may need to delay or terminate ongoing clinical trials, which could negatively affect our business.

Clinical trials often require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit for our clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the relevant patient population, the nature and design of the protocol, the proximity of patients to clinical sites, the eligibility and exclusion criteria applicable for the trial, existence of competing clinical trials and the availability of already approved effective drugs for the indications being studied. In addition, patients may withdraw from a clinical trial or be unwilling to follow our clinical trial protocols for a variety of reasons. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective.

We face competition in the biotechnology and pharmaceutical industries and new diagnostic tests which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

We face intense competition in the development, manufacture, marketing and commercialization of diagnostic products such as ours from a variety of sources, such as academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other companies with similar diagnostic or in vitro testing technologies, including those with platform technologies. These platform technologies vary from very large analyzer systems to smaller and less expensive instruments similar to ours. These competitors are working to develop and market other diagnostic tests, systems, products, and other methods of detecting, preventing or reducing disease.

The development of new technologies or improvements in current technologies for diagnosing acute appendicitis, including CT imaging agents and products that would compete with our acute appendicitis test could have an impact on our ability to sell the acute appendicitis tests or the sales price of the tests. This could impact our ability to market the tests and/or secure a marketing partner both of which could have a substantial impact on the value of our acute appendicitis products.

Among the many experimental diagnostics and therapies being developed around the world, there may be diagnostics and therapies unknown to us that may compete with our technologies or products.

Many of our competitors have much greater capital resources, manufacturing, research and development resources and production facilities than we do. Many of them also have much more experience than we have in preclinical testing and clinical trials of new diagnostic tests or animal drugs and in obtaining FDA and foreign regulatory approvals.

Major technological changes can occur quickly in the biotechnology industry, and the development of technologically improved or different products or technologies may make our product candidates or platform technologies obsolete or noncompetitive.

Our product candidates if successfully developed and approved for commercial sale, will compete with a number of human diagnostic tests currently manufactured and marketed by other biotechnology companies. Our product candidates may also compete with new products currently under development by others or with products which may cost less than our product candidates. Physicians, patients, third party payors and the medical community may not accept or utilize our acute appendicitis test products when and if approved. If our products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition may be materially adversely affected.

Failure to obtain medical reimbursement for our products under development, as well as a changing regulatory environment, may impact our business.

The U.S. healthcare regulatory environment may change in a way that restricts our ability to market our acute appendicitis tests due to medical coverage or reimbursement limits. Sales of our human diagnostic tests will depend in part on the extent to which the costs of such tests are paid by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health payor administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third party payers are increasingly challenging the prices charged for medical products and services. The containment of healthcare costs has become a priority of federal and state governments. Accordingly, our potential products may not be considered to be cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Any reduction in Medicare, Medicaid or other third-party payer reimbursements could have a negative effect on our operating results.

We have very limited sales and marketing experience and limited sales capabilities, which may make commercializing our products difficult.

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

If we successfully obtain FDA clearance or approval to market our acute appendicitis tests, we may experience manufacturing problems resulting in shortages or delays in production that could limit the near term growth of our revenue.

Our ability to successfully market the acute appendicitis test, once approved, will partially depend on our ability to obtain sufficient quantities of the finished tests from qualified GMP suppliers. While we have identified and are progressing with qualified suppliers, their ability to produce tests or component parts in sufficient quantities to meet possible demand may cause delays in securing products or could force us to seek alternative suppliers. The need to locate and use alternative suppliers could also cause delivery delays for a period of time. Delays in finalizing and progressing under agreements with cGMP facilities may delay our FDA approval process and potentially delay sales of such products. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw materials, components or finished goods inventory and quality control issues with raw materials, components or finished goods. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

We may not achieve the anticipated revenue from the out-licensing of our animal health assets.

We recently entered into an exclusive license agreement with a third party to license all of our animal health assets in return for license fees, milestone and royalty payments.  If product development efforts using our animal health assets are not successful in achieving commercial products, we may not receive all anticipated milestone and royalty payments.

Our results of operations could be affected by our royalty payments due to third parties.

Any revenues from products under development will likely be subject to royalty payments under licensing or similar agreements. Major factors affecting these payments include, but are not limited to:

•	coverage decisions by governmental and other third-party payors;

•	our ability to achieve meaningful sales of our products;

•	the achievement of milestones established in our license agreements; and

•	our use of the intellectual property licensed in developing the products.

If we need to seek additional intellectual property licenses in order to complete our product development, our cumulative royalty obligations could adversely affect our net revenues and results of operations.

Our success depends on our ability to successfully develop, obtain clearance or approval for and commercialize new products.

Our success depends on our ability to successfully develop new products. Although we were engaged in human diagnostic antigen manufacturing operations and historically, substantially all of our revenues have been derived from this business, our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more products. Our ability to develop any of products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, to seek required FDA clearance or approval and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past, and may again encounter in the future, problems in the testing phase for different products, which sometimes resulted in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, or that we will be able to produce them on an economical basis.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions.

We plan to market some of our products in foreign jurisdictions. Specifically, we expect that AppyScore will be aggressively marketed in foreign jurisdictions. We may need to obtain regulatory approval from the European Union or other foreign jurisdictions to do so and obtaining such approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

We may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in our business. A loss of the services of our qualified personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm our development programs and our business.

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

Risks Relating to our Intellectual Property

Our competitive position is contingent upon the production of our intellectual property and we may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including our issued and applied for patents and our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses will survive claims alleging invalidity or infringement on other patents and/or licenses. Additionally, disputes may arise regarding inventorship of our intellectual property. There also could be existing patents of which we are unaware that our products may be infringing upon. As the number of participants in the market grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information. The occurrence of any of the foregoing could materially impact our business.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights.

If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights in these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party treble damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity in the United Sates, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office, or the PTO, or a court to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Our failure to secure trademark registrations could adversely affect our ability to market our product candidates and our business.

Our trademark applications in the United States, when filed, and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could impede our ability to compete.

Because we operate in the highly technical field of biotechnology we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may not be able to adequately protect our intellectual property outside of the United States.

The laws in some of those countries may not provide protection for our trade secrets and intellectual property. If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements provide for contractual remedies in the event of misappropriation. We do not know to what extent, if any, these agreements and any remedies for their breach will be enforced by a foreign or domestic court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will greatly diminish.

Additionally, prosecuting and maintaining intellectual property (particularly patent) rights are very costly endeavors. We do not know whether legal and government fees will increase substantially and therefore are unable to predict whether cost may factor into our intellectual property strategy.

Risks Related to Our Securities

We require additional capital for future operations and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to our existing shareholders.

We have historically needed to raise capital to fund our operating losses including development expenses, which have been significant. We expect to continue to incur operating losses in the 2012 calendar year and at least into 2013. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets which could impact the timing, terms and other factors in our attempts to raise capital. Any sale of a substantial number of additional shares may cause dilution to our existing shareholders and could also cause the market price of our common stock to decline.

Current challenges in the commercial and credit environment may adversely affect our business and financial condition.

The global financial markets have recently experienced unprecedented levels of volatility. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the Company’s products or in the solvency of its customers or suppliers, deterioration in the Company’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While these conditions and the current economic downturn have not meaningfully adversely affected our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect the company’s ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare in general. This could result in a decrease in the demand for our potential products and services, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.

We do not anticipate paying any dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

The Company does not intend to declare any dividends on our shares of common stock in the foreseeable future and currently intends to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

Our stock price, like that of many biotechnology companies, is volatile.

The market prices for securities of biotechnology companies, in general, have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. In addition, the market price of our common stock has been and may continue to be volatile, especially on the eve of Company announcements which the market is expecting, as is the case with clinical trial results. Among other factors, the following may have a significant effect on the market price of our common stock:

•
announcements of clinical trial results, FDA correspondence or interactions, developments with regard to our intellectual property rights, technological innovations or new commercial products by us or our competitors;

•	publicity regarding actual or potential medical results related to products under development or being commercialized by us or our competitors;

•	regulatory developments or delays affecting our products under development in the United States and other countries; and

•	new proposals to change or reform the U.S. healthcare system, including, but not limited to, new regulations concerning reimbursement programs.

As a public company we are subject to complex legal and accounting requirements that require us to incur substantial expenses, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on the NASDAQ Capital Market.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures.  In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley.  Our compliance with Section 404 of Sarbanes-Oxley requires that we incur substantial accounting expense and expend significant management efforts.  The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to NASDAQ delisting, investigations by the SEC and civil or criminal sanctions.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements.  We expect that we will need to continue to improve existing, and implement new operational, financial and accounting systems, procedures and controls to manage our business effectively.

Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective as required under Section 404 of Sarbanes-Oxley.  If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act.  A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

The price of our common stock may continue to be volatile.

Our common stock is currently traded on the NASDAQ Capital Market.  The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility, in the future.  The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.

We may not be able to maintain our current listing on the NASDAQ Capital Market and a delisting could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

On February 13, 2012, the Company received notice from NASDAQ that the Company’s stock trading price was not in compliance with NASDAQ’s requirement that listed companies maintain a price of at least $1.00 per share.  Further, on May 15, 2012, the Company received notice from NASDAQ of the Company’s non-compliance with the listing requirement to maintain stockholders’ equity of at least $2,500,000.  Following the completion of a public offering in June 2012, and a one-for-six reverse stock split effected on June 20, 2012, the Company regained compliance with both standards for continued listing on the NASDAQ Capital Market.  There can be no assurance that we will be able to maintain the listing of our common stock in the future.

If our common stock is delisted by NASDAQ, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets.  Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks.  A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market.  In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from NASDAQ could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.  Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

10.1
Exclusive License Agreement, dated July 25, 2012, between the registrant and Ceva Santé Animale S.A. (incorporated by reference to the registrant’s current report on Form 8-K, 2012, filed on July 30, 2012.

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

AspenBio Pharma, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 7, 2012		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer