Form 10-K
period 2012-12-31
Venaxis, Inc.
filed 2013-03-26
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______

Commission file number: 001-33675

Venaxis, Inc.
(Exact name of registrant as specified in charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 South Perry Street Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (303) 794-2000

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2012, computed by reference to the closing price on that date was $14,507,000.

The number of shares outstanding of the registrant’s common stock at March 20, 2013, was 9,954,380.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement, which is due to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2012 (the Proxy Statement).

VENAXIS, INC.

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

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Venaxis’ actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Venaxis believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond the control of Venaxis, include, but are not limited to, our ability to:  successfully complete the clinical trial required for FDA submission, obtain FDA approval for, cost effectively manufacture and generate revenues from, the acute appendicitis test in development, and other new products developed by Venaxis in the future; retain the scientific management team to advance the products in development; execute agreements to provide Venaxis with rights to meet its objectives; overcome adverse changes in market conditions and the regulatory environment; obtain and enforce intellectual property rights; obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; and deal with general business conditions and competition; and other factors referenced herein in “Risk Factors”.

PART I
ITEM 1.    BUSINESS.

Overview

Venaxis, Inc. (the “Company” or also “we”, “us” or “our”) is focused on advancing products that addresses unmet human diagnostic needs. Venaxis was formed in August 2000 as a Colorado corporation to produce purified proteins for diagnostic applications. To date, we have leveraged our science and technology to advance development of our APPY1 product candidate, and developed animal health-related assets, including intellectual property. In 2012, we out-licensed these animal health-related assets as described below.  During December 2012, the Company’s name was changed to Venaxis, Inc., from AspenBio Pharma, Inc.

Our business strategy is to focus on products and technologies we believe have attractive worldwide markets and significant product margin potential. Our acute appendicitis test, APPY1, our current primary focus, meets these objectives. We may also pursue technologies under “in-licensing” agreements with third parties such as universities, researchers or individuals; add value by advancing the stage of research and development on the technologies through proof of concept, and then will either “out-license” to global diagnostic companies or continue with in-house development towards regulatory approval, product introduction and launch.  Our existing product candidate in development is under the regulatory jurisdiction of the U. S. Food and Drug Administration (FDA) for the United States.

The Company is developing a multi-marker blood test panel, APPY1, which is intended to be used by emergency department and urgent care physicians to aid them in the evaluation of possible appendicitis in children, adolescent and young adult patients (ages 2 – 20) that present with abdominal pain. We are aware of no blood test that is cleared by the FDA for the purpose of aiding in the rule out of appendicitis, and are not aware of any current competitors in this area. We expect the main benefit of APPY1 will be to provide the physician with objective information that will aid in the identification of patients at low risk for appendicitis and thereby potentially reducing the exposure to radiation from, and the expense associated with, the use of computed tomography (CT) scans that are currently performed on these patients. In addition, we believe the test can potentially save significant costs through improved patient throughput in emergency departments. We have completed design freeze for our APPY1 product candidate and, in early 2013, commenced a pivotal clinical trial to be used in connection with our application for FDA clearance.  We also have commenced initial marketing and commercialization activities for our CE marked APPY1 products outside the United States.

APPY1

Product Description and Development

APPY1 is a multi-marker blood test panel of biomarkers consisting of the Company’s patented MRP 8/14 (also known as S100A8/A9 or calprotectin) and C-reactive protein (CRP), along with White Blood Cell count (WBC).  The scoring results of these individual components are analyzed using the Company’s proprietary algorithm software embedded in the APPY reader, to provide an APPY1 result to the clinician. These results are displayed on the display screen and are also included on a patient print-out from the APPY reader, which is a small bioanalyzer (instrument or reader). The test is designed to be run in approximately 20 minutes by trained laboratory personnel, with the results being reported back to the emergency department or urgent care physician to assist triaging the patient to a more conservative treatment route.

A negative APPY1 result can be used by physicians, as an adjunct to signs and symptoms, to allow for more conservative diagnostic and treatment planning. We expect APPY1 will help physicians manage those patients who are suspected of having acute appendicitis by aiding in the determination of those that can be determined to be at sufficiently low risk to avoid imaging procedures which are costly and potentially harmful to patients.  We believe APPY1 may potentially mitigate unnecessary radiologic imaging in a percentage of the patient population suspected of having acute appendicitis, but are at low risk for the disease. The use of APPY1 in emergency departments could also positively impact resource utilization, improve patient management and overall emergency department efficiency.  The primary focus of our recent efforts is directed toward obtaining U.S. regulatory clearance for APPY1 for children and adolescents.  We are focusing on this population because acute appendicitis is primarily a disease that impacts children, adolescents and young adults, and the young ages of these patients heightens the risk from exposure to ionizing radiation.

The following APPY1 data, which were presented earlier in 2012 at the National and Regional meetings, of the Society for Academic Emergency Medicine (SAEM) summarize the results of a 2011 pilot study we conducted:

APPY1 Multi-Marker Study Result		95% Confidence Interval
Sensitivity	96.5%	92.1 – 98.5
Specificity	43.2%	38.2 – 48.3
NPV	96.9%	92.9 – 98.7

These initial study data demonstrated high sensitivity and high negative predictive value (NPV) similar to other adjunctive tests for other conditions currently in use by physicians. These performance attributes should provide the physician with incremental diagnostic information that we believe will enhance their decision-making process. By way of example, with an NPV of 96.9%, the physician could be 96.9% confident that the patient with a negative result did not have the disease. The potential value of the APPY1 test is its ability to aid a physician in his evaluation allowing a more conservative evaluation and treatment path. Clinicians interviewed have indicated that this performance would be helpful to them in managing patients suspected for appendicitis. It would enable them to use the test to assist in the evaluation of potential appendicitis, and decrease their overall use of CT scans. Although the use of CT scans appears to be the most widely used diagnostic tool in the U.S., its results are subject to interpretation and can be inconclusive in addition to subjecting patients to large doses of radiation. As further described below, over the past decade there has been increasing concern identified regarding the radiation exposure caused by radiologic tests.

We began product development of APPY1 in 2003 with the objective of developing a blood-based, human diagnostic test to aid in the evaluation of patients suspicious for acute appendicitis. In December 2008, we completed an initial clinical trial (approximately 800 patients) using the original ELISA-based APPY1 test using MRP 8/14 as a single biomarker test, for use as an aid in the evaluation of acute appendicitis. The results of this study, based upon an MRP 8/14 APPY1 cut-off value of 15, showed sensitivity of 89%, negative predictive value of 89% and specificity of 38%.  Based on these results, in June 2009 we submitted a 510(k) premarket notification application to the FDA to seek clearance of the APPY1 ELISA-based test used in this trial. In August 2009 the FDA responded to our submission with a request for additional information. As a result of a number of factors, primarily the need to revise the test’s cut-off value, the Company withdrew its 510(k) submission in mid-2010.

In March 2010, we completed enrollment for an additional clinical trial (859 patients) of our second generation APPY1 ELISA-based test, based upon MRP 8/14 as a single biomarker test. The patients enrolled in this clinical trial were seen in the emergency departments of more than a dozen well-known hospitals across the United States. The statistical analysis report for this 2010 trial, based upon an MRP 8/14 cut-off value of 14, showed similar sensitivity (96%) and negative predictive value (92%) but lower specificity (16%) than seen in the 2008 ELISA-based study. The study data also revealed a wider range in prevalence of acute appendicitis among sites than had been anticipated. The overall prevalence of acute appendicitis was similar to that seen in the previous clinical trial, however inter-site variability was notably larger, with a wider range of patients enrolled with acute appendicitis observed between sites. We believe that the large inter-site variability in the prevalence reported is an indication of the clinical challenge of diagnosing acute appendicitis and the judgment of individual ED physicians in evaluating acute abdominal pain.

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

In late 2011, we completed enrollment and, in early 2012, completed the analysis of the data for a pilot trial (approximately 500 patients) of our APPY1 test, involving pediatric and adolescent patients aged 2 to 20 with symptoms suspicious for acute appendicitis who were enrolled from 11 hospital sites across the country. Based upon data obtained from samples at Venaxis, we measured MRP 8/14 values using both our cassette-based reader system as well as the ELISA-based test.  As part of our development validation and research process, we also measured values for a number of other biomarkers using internal assays.  As part of the patient enrollment and sample collection we also obtained numerous subjective and objective data points for each subject.   This included the patient’s WBC count as processed by the hospital. The results of this pilot study based on the current APPY1 multi-marker panel, showed negative predictive value of 97%, sensitivity of 96% and specificity of 43%. Prevalence of the disease in the pilot study was 29%.

In August 2012, we provided a pre-investigational device exemption (pre-IDE) submission to the FDA and had a meeting with the FDA in September 2012, as well as follow-up communications in January 2013. This submission and subsequent meetings documented the planned regulatory path for APPY1, which we believe to be de-novo 510(k), as well as achieved agreement on the statistical analysis plan and protocol for the clinical trial. This cooperative approach with the FDA led to an enhanced clinical trial protocol and proposed intended use statement for APPY1. In January 2013 we began enrolling patients into our pivotal clinical study in the United States.  Based on current enrollment expectations, we anticipate completing enrollment for the study in six to eight months and pending data results and analysis, we intend to file with the FDA for regulatory clearance of APPY1 and, if successful, launch the product in the United States after FDA clearance.

Commercialization and Marketing

In late 2012 we completed the steps required for a conformity mark under the European Economic Area (CE marking) for the APPY1 product. We were notified in January 2013 that we had obtained CE marking in Europe for APPY1. We are advancing on commercialization and marketing activities of APPY1 in the European Union, employing the clinical data gathered to date.  During the initial launch phase, we expect key market development activities will include working to identify and sign collaboration agreements with key opinion leader hospitals for the purpose of completing well-defined outcome studies over the coming months.  The studies are designed to further demonstrate the clinical utility and economic value of APPY1 in Europe. They are expected to help us determine the product’s precise marketing approach as we move into the second phase of the EU launch, a full-scale distribution and sales effort for APPY1, which is anticipated later in 2013.  In February 2013, we signed our first European commercial development agreement with Netherlands-based EMELCA Bioscience for the initial phase of our EU launch.  Under the agreement, EMELCA will help us identify and engage with key opinion leaders and potential customers, as well as assess key market opportunities for APPY1 within the Benelux Territories, which includes Belgium, the Netherlands, and Luxembourg.  Pursuant to the agreement, we also received an initial stocking order from EMELCA, marking the first purchase order for APPY1.

The APPY1 test is expected to be sold into the emergency medicine diagnostic market. If cleared by the FDA for sales in the U. S., we expect the test will be the only commercially available blood-based test specifically designed to aid in the evaluation of acute appendicitis for low risk children and young adult patients. We believe there is a significant worldwide market opportunity for this product.

Appendicitis

Appendicitis is a rapidly progressing condition which typically causes lower abdominal pain to increase over a period of 12 to 48 hours from onset of symptoms to perforation. This progressive pain period is variable, however, and can be sustained for 48 hours or more. Failure to accurately diagnose and treat acute appendicitis before perforation can lead to serious complications and, in some cases, death. The current diagnostic and treatment paradigm for acute appendicitis includes many factors, such as a review of the patient’s clinical presentation including signs and symptoms, health history, blood chemistry, temperature and white blood count. In the U.S., patients who are considered to be at risk for acute appendicitis are frequently sent for CT or ultrasound imaging for further diagnosis and then surgery if indicated. Unfortunately, imaging-based methods and interpretations can be inconclusive or lead to inaccurate or inconclusive diagnosis. To date, there appears to be no individual sign, symptom, test, or procedure capable of providing either a conclusive rule in or rule out diagnosis of acute appendicitis. Although the use of CT scans appears to be the most widely used diagnostic tool in the U.S., its results are subject to interpretation and can be inconclusive in addition to subjecting patients to large doses of radiation. Over the past decade there has been increasing concern over radiation exposure caused by imaging. In 2010, the FDA released a report titled “Initiative to Reduce Unnecessary Radiation Exposure from Medical Imaging.” We believe that the risks highlighted in reports such as this FDA Report could have positive implications for a test like APPY1 which, if cleared could be used to help physicians determine which patients are at low risk for the disease and potentially avoid CT scanning.  Misdiagnosis of acute appendicitis can lead not only to unnecessary surgery but also to the delay of proper therapy for the actual underlying condition. Physicians also face the dilemma of minimizing the negative appendectomy surgery rate without increasing the incidence of a life threatening perforation among patients presenting with symptoms of suspected acute appendicitis. We expect APPY1will provide an additional objective tool to assist physicians in their initial clinical evaluation of patients with acute abdominal pain suspicious for acute appendicitis.

It is estimated that approximately 5 to 7% of the population will be diagnosed with appendicitis in their lifetime with the peak age range for the disease being the early teens.  Published data from several sources indicate that in the United States, 3-15% of appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery. In addition to health risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $740 million annually in the U.S. alone. Appendicitis is one of the leading causes of medical malpractice claims in the U.S. due to many factors, including high diagnostic error rates, negative appendectomies, and increased cost and complications in cases where the appendix perforates.

The rate of negative appendectomy is thought to be impacted by the use of CT in that such rates are considerably higher in places that do not use CT. In the U.S. alone, according to National Hospital Ambulatory Medical Care Survey (NHAMCS) data from the Centers for Disease Control and Prevention (CDC) in 2009 there were approximately 9.6 million patients who entered emergency departments complaining of abdominal pain. Out of this total, 6.6 million had complete blood count (CBC) work-ups performed, 3.2 million underwent CT imaging studies and 1.2 million underwent ultrasound procedures. Approximately 280,000 of these total patients were diagnosed as having acute appendicitis and underwent appendectomies. Included in these totals were 2.1 million patients (approximately 21%) who were children, adolescents and young adults aged two to twenty. Out of this sub-population, 1.1 million had CBC work-ups performed, 417,000 underwent CT imaging and 259,000 underwent ultrasound procedures. Approximately 100,000 of this group of patients were diagnosed as having acute appendicitis and underwent appendectomies.

Acute appendicitis most frequently occurs in patients aged 10 to 30, but can affect all ages.  Using a CT scan to rule out acute appendicitis can be particularly difficult in children and young adults because many patients in these age groups have low body fat resulting in poor tissue differentiation or contrast on the CT scan. The APPY1 test has the potential to enhance overall safety by reducing the amount of radiation exposure from unnecessary CT scans in the low-risk patient population.

Results from our development efforts, clinical and pilot trials performed to date indicate that the greatest benefit of the APPY1 test would be in aiding the physician in the evaluation of those patients at low risk for having acute appendicitis.  We believe that APPY1has the potential to enhance the effectiveness and speed of patient evaluation and improve the standard of care for low risk patients. We anticipate that if APPY1 is cleared by the FDA, it will be incorporated in routine testing as a patient’s blood sample is taken in the ordinary course of an initial assessment of the patient entering the emergency department or urgent care setting when the physician suspects appendicitis, but considers the patient at low risk for the disease. The APPY1 result is intended to cost-effectively help the physician determine if a patient is at a low risk for acute appendicitis.

APPY1 Raw Materials and Suppliers

Our APPY1 products include a reader instrument and the consumable test products consisting of test cassettes, controls and packaging. The APPY reader is manufactured for us by a well-established vender based in Germany. Currently all readers are shipped to our facility for final testing and release prior to shipment to customers and clinical trial sites. Consumable test product components are manufactured at the Venaxis facility. Raw materials and certain sub-components are acquired from a number of suppliers. All significant vendors are qualified based upon a quality review, which may also include on-site quality audits.

APPY1 Distribution Methods

Having recently obtained CE marking, we are advancing commercial and marketing activities in the EU. We have identified the initial target countries for our commercialization focus, which are the U.K., Italy, France, Germany, Turkey and the Benelux countries. The initial phase will involve finalizing agreements with selected distributors, working with those same distributors and placing APPY1 in the hands of select hospitals in each of our target European territories. Our strategy is to leverage the experience of key opinion leaders from these hospital sites in order to generate additional meaningful, multinational field data for APPY1 that will allow us to refine our approach to the broader EU market and prepare for full scale launch later in 2013.

Following FDA clearance of APPY1, direct sales activities would commence in the U. S. At this time, there are no plans to use third party distributors in the U. S. Customer fulfillment of purchase orders are anticipated to be made via direct shipments from the Company facility to the customer. Sales and marketing support is expected to be via a limited direct sales force and a customer web portal. Purchase agreements or purchase arrangements would be in place between the Company and each customer covering terms, pricing, etc.

Animal Healthcare

Effective May 1, 2004 we entered into an Exclusive License Agreement (WU License Agreement) with Washington University in St. Louis (WU) which granted us exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement).  We have agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties and other payments. Royalties payable to WU under the WU License Agreement for covered product sales by us, directly or indirectly, carry a mid-single digit royalty rate and for sublicense fees received by us carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by us with ninety days advance notice at any time and by WU with sixty days advance notice if we materially breach the WU License Agreement and fail to cure such breach in a designated period.

In July 2012, we entered into an Exclusive License Agreement (License Agreement) with a licensee (Licensee), under which we granted the Licensee an exclusive royalty-bearing license to our intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The License Agreement includes a sublicense of the technology licensed to us by WU and a license to the assets acquired from Novartis under the Termination Agreement described below. Under the terms of the WU License Agreement, a portion of license fees and royalties we receive from sublicensing agreements will be paid to WU.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone (LH) and/or follicle-stimulating hormone (FSH) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  We also granted the Licensee an option and right of first refusal to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

The animal health technology, licensed from WU in 2004 was sub-licensed in 2008 to Novartis Animal Health, Inc. (Novartis) under a long-term world-wide development and marketing agreement. In November 2011, we entered into a Termination Agreement with Novartis Animal Health, Inc. (Novartis Termination Agreement) to terminate the Novartis License Agreement.  Under the Novartis Termination Agreement, the original termination obligation totaled $1,374,000, with a remaining outstanding termination obligation of approximately $398,000 at December 31, 2012, which is due in 2013. Upon execution of the Novartis Termination Agreement, we recorded a gain of $938,896, arising from the elimination of both the then remaining deferred revenue and the net accounts payable to Novartis, the total of which exceeded the net total settlement obligation to Novartis.

Human Diagnostic Antigens

Venaxis formerly supplied purified proteins for diagnostic applications to large medical diagnostic companies and research institutions. Our human antigens products were purified from human tissue or fluids. We manufactured and sold approximately 20-30 purified protein products primarily for use as controls by diagnostic test kit manufacturers and research facilities, to determine whether diagnostic test kits are functioning properly. As a result of focusing our activities on the APPY1 blood-based human diagnostic test, we substantially terminated operations of the antigen business in the first quarter of 2011. In 2012 and 2011, we had approximately $42,000 and $219,000, respectively, in revenue from wind-down sales of these products.

Intellectual Property

Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of tests. Strong scientific and technical progress remains the basis for these innovative efforts.

APPY1 Intellectual Property

Beginning in 2004, we initiated the establishment of an intellectual property portfolio for the acute appendicitis testing technology and products that have been used in the development of APPY1. We have filed for and are pursuing extensive patent coverage related to several aspects of the initial discovery and various test applications. Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for our first generation and future generation versions of the test. Scientific and technical progress remains the basis for these efforts. In March 2009, the United States Patent and Trademark Office issued our patent directed to methods relating to its appendicitis diagnostic technology. This patent, No. 7,501,256, is entitled ‘Methods and Devices for Diagnosis of Appendicitis’.  Additional U.S. patents, 7,659,087 and 7,670,769, were issued on February 9, 2010 and March 2, 2010, respectively. At this time, patents have been issued in the following foreign countries: Australia, Hong Kong, Israel, Japan, New Zealand, Singapore, and South Africa.  A patent was also granted by the European Patent Office and subsequently validated in the following European countries: Belgium, Switzerland, Germany, Spain, France, The United Kingdom, Ireland, Italy, the Netherlands, and Sweden.  Additionally, there are several patent applications currently in prosecution.

In late 2012 additional U.S. utility and PCT patent applications were filed for the appendicitis testing technology and products.  The patent filings focus on the newly developed multiple-marker technology, providing patent coverage for using the MRP8/14 levels in a given sample in conjunction with CRP levels and WBC among a number of other evaluated marker combinations in order to provide an increasingly robust test to aid in the management of low risk patients suspicious for appendicitis.  Additionally, the patent filings claim a method for ruling out appendicitis based on multiple markers, a device or system for assessing a subject based on a plurality of markers, and a kit or device to determine the value of a biomarker in a given sample.  Currently, these filings are in application phase and not yet granted in any specific countries.

In May 2003, we entered into an Assignment and Consultation Agreement (the Bealer Agreement) with Dr. John Bealer. The Bealer Agreement transferred to us ownership rights from Dr. Bealer for inventions and related improvements to technology associated with human appendicitis diagnostics involving protein antigens. The consideration for the Bealer Agreement was the payment of a future royalty to Dr. Bealer based upon a low double digit rate applied to revenues, all as defined under the Bealer Agreement.  The Bealer Agreement contains confidentiality provisions, provides for the assignment of all patent rights to us (which has occurred) and restrictions on the assignability of the agreement.  The Bealer Agreement continues for the longer of twenty years or the expiration of the last of our applicable patents to expire.  We may terminate the Bealer Agreement if we in our reasonable judgment decide we have no interest in pursuing the opportunity as defined under the agreement.

Animal Health

Our animal health patent portfolio originated under the exclusive license agreement with Washington University (St. Louis, MO), under which we obtained intellectual property rights to their patent estate.  This extensive portfolio consists of both patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products under development. The term of the WU License Agreement ends upon the expiration of the last patent to expire. Patents in the estate begin to expire in 2013, with the last of the current patents set to expire in 2028.  WU has filed, and continues to file, patent applications to expand and extend the patent coverage of the WU technology.  We reimburse WU for the costs of such patent filings, namely prosecution and maintenance fees.  Additional patents in the animal health portfolio have been filed by us outside of the agreement with WU.

A patent filing for the recombinant luteinizing hormone technology was submitted in 2004, entitled “Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone.”  This patent family claims methods of administering rLH, the timing of administration, and dosage given in order to increase formation of accessory corpora lutea and maintain pregnancies in treated animals.  To date, three foreign patents have been granted for ‘Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone’, New Zealand patent 542549 was granted March 12, 2009 (expiring March 2024), Australia 2004218365 was granted May 27, 2010 (expiring March 2024) and European patent 1610803 was granted December 15, 2010 (expiring March 2024). The patent granted by the European Patent Office and has been validated in the following countries: Belgium, France, Germany, Ireland, Italy, The Netherlands, Spain, Switzerland, and the United Kingdom. Currently, there are additional foreign patent applications that are in prosecution.

A patent filing for the recombinant bovine follicle stimulating hormone technology was submitted in 2008, entitled “Compositions and Methods Including Expression and Bioactivity of Bovine Follicle Stimulating Hormone.”  This patent family claims the rbFSH single-chains itself, as well as methods of administering rbFSH, the timing of administration, and dosage given in order to increase reproduction, induce superovulation or increase embryo production in ungulates.  The patent family includes filings in the following countries: Argentina, Australia, Canada, New Zealand, Thailand, and the United States.  The patent has also been filed with the European Patent Office.  In October of 2011, the first patent in this family was granted by the European Patent Office (2134165).  The patent has also been granted in New Zealand (579740).  Following the grant of the patent in 2011 by the European Patent Office, the patent was validated in the following countries: France, Germany, Italy, and The Netherlands.

A patent filing for the equine follicle stimulating hormone technology was filed in 2008, entitled “Activity of Recombinant Equine Follicle Stimulating Hormone.”  This patent family provides coverage for the single chain eFSH itself, methods of administering reFSH, the timing of administration, and dosage given in order to increase reproductive activity in treated animals. To date, one patent has been allowed in the patent family in China, and is set to grant in late Q1 or early Q2 of 2013.  Currently, there are additional foreign patent applications that are in prosecution.

Two separate patent applications relating to cattle pregnancy have been filed by us.  A patent filing for the Bovine Pregnancy test technology was filed in 2007, entitled “Bovine Pregnancy Test.”  This patent family provides coverage for an assay device designed to detect pregnancy, the specific specifications of the device, for the antibodies used in the assay, as well as the type of sample used and the species for which the test is effective in detecting pregnancy.   The parent application was granted in the United States in 2008 (No. 7,393,696), with the divisional application granted in 2010 (No. 7,687,281).  Additionally, a patent filing for pregnancy detection was filed in 2003, entitled “Pregnancy Detection.”  This patent family provides coverage for an immunoassay test device, the specific specifications of the device, and for the antibodies used in the assay as well as the type of sample used.  The patent has been issued in the following counties: Australia (No. 2003243199), New Zealand (No. 536229 & 572488), and the United States (No. 7,842,513).

General Operations

Backlog and Inventory — The antigen business was not seasonal in nature when we were engaged in it. As a result of our activities being focused on APPY1 product development, we do not currently expend large amounts of capital to maintain human antigen inventory. We have developed and identified reliable sources of raw material and components as we progress towards commercialization of the APPY1 test.

Payment terms — Historically in connection with our human antigen business we did not provide extended payment terms, other than to support certain new product introductions, and then with terms of no more than 60 days.

Revenues — Historically the majority of our revenues have come from U.S. customers of our human antigen business with no long-term supply agreements and orders processed on a purchase-order basis. Three customers accounted for $34,000 of the total 2012 sales and individually represented 40%, 30% and 13% of such sales. During the year ended December 31, 2012, two European-based customers accounted for a total of 3% of our net sales, and for the years ended December 31, 2011 and 2010, one European-based customer accounted for a total of 3% and 4%, respectively, of our net sales.  Our U.S. based revenues for the years ended December 31, 2012, 2011 and 2010 were $7,000, $213,000 and $355,000, respectively.

Research and Development

We expended approximately $3,838,000 on total research and development in fiscal 2012, $5,666,000 in fiscal 2011 and $6,112,000 in fiscal 2010. We anticipate that total expenditures for research and development for the fiscal year ending December 31, 2013 will increase as compared to the amounts expended in 2012, due primarily to the conduct of the APPY1 clinical trial in the U. S. during 2013 that is expected to enroll approximately 2,000 evaluable patients.  These costs will be somewhat offset by lower expected product development expenses in 2013.   Research and development activities for the animal health business are expected to be covered by the licensee in 2013.

Development and clinical test costs in support of the current product, as well as costs to file patents and revise and update previous filings on our technologies, will continue to be substantial.  Our principal development product consists of the acute appendicitis test, APPY1. As we continue towards commercialization of this product, including evaluation of strategic alternatives to effectively maximize the value of our technology, we will need to consider a number of alternatives, including possible capital raising or other transactions and partnering opportunities, working capital requirements including possible product management and distribution alternatives and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and license / royalty agreements have different implications depending upon the ultimate strategic path determined.

We have entered and expect to continue to enter, into additional agreements with contract manufacturers for the development/manufacture of certain of our products and system components for which we are seeking or plan to seek FDA clearance. The ultimate goal of this development process confirming current good manufacturing practices (cGMP) manufacturing compliance required for those products for which we are seeking FDA clearance. We enter into discussions from time to time with various potential manufacturers who meet full cGMP requirements, and are capable of large-scale manufacturing batches of our medical devices, and who can economically manufacture them to produce our products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty and/or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2013. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

Regulatory Matters

FDA

The FDA has regulatory marketing authority in the United States over our APPY1 products. Venaxis operates under ISO9001-4385 standards for cGMP manufacturing of medical devices.

The FDA’s Center for Devices and Radiological Health (CDRH) is responsible for regulating firms who manufacture, repackage, re-label and or import medical devices sold in the United States. Medical devices are classified into Class I, II and III. Blood screening diagnostics are “licensed” and regulated by the Center for Biologics Evaluation and Research (CBER). Our APPY1 acute appendicitis test is anticipated to be classified as a non-invasive Class II medical device by the FDA, which will require de novo Premarket Notification 510(k) clearance. Generally FDA product clearance for diagnostic products is granted after specific clinical trials, GMP validations and quality control requirements have been achieved to the agency’s satisfaction.  There is no assurance that we will obtain FDA clearance to market our acute appendicitis test.

Any product clearances (or approvals) that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from the market. Moreover, if and when such clearance is obtained, the manufacture and marketing of such products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current GMP, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. Manufacturers are subject to inspection and market surveillance by the FDA for compliance with these regulatory requirements. Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and civil or criminal prosecutions. Any such enforcement action could have a material adverse effect on our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on our business.

European Regulations

In the European Union, IVD medical devices are regulated under EU-Directive 98/79/EC (IVD Directive), and related provisions. The IVD Directive requirements include the safety and efficacy of the devices. According to the IVD Directive, the EU members presume compliance with these essential requirements in respect of devices which are in conformity with the relevant national standards transposing the harmonized standards of which the reference numbers have been published in the Official Journal of the European Communities. These harmonized standards include ISO 13485:2003, the quality standard for medical device manufacturers.

IVD medical devices must bear the CE marking of conformity when they are placed on the market. The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions of the relevant legislation implementing the relevant European Directive. As a general rule, the manufacturer must follow the procedure of the EC Declaration of conformity to obtain this CE marking. Each European country must adopt its own laws, regulations and administrative provisions necessary to comply with the IVD Directive. In January 2013, we obtained CE marking for APPY1.

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

Glossary of Terms

Human Diagnostic Terms:

Algorithm — a set of rules that precisely defines a sequence of operations, in the case of APPY1 using a mathematical computation in a software program

Biomarker tests — tests that identify and quantify markers associated with disease or medical condition

Complete Blood Count (CBC) — a blood test used to evaluate overall health and detect a wide range of disorders, including anemia, infection and leukemia

CRP — C-reactive protein. CRP is a protein produced in the liver and found in the blood, the levels of which rise in response to inflammation

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

GMP cGMP — Good Manufacturing Practice Good Manufacturing Practice compliant

Immunoassay-based — test that uses antibody-antigen interaction as method of measure

Multi-marker test — a diagnostic or other test that uses multiple protein biomarkers as part of a diagnostic test panel

Proteomics — the study of an organism’s complete complement of proteins

Recombinant — Novel DNA made by genetic engineering

WBC — White blood cell count. The white blood cells are analyzed from a blood sample collected as part of a standard protocol for patients suspected of having infections who have entered the Emergency Department of a hospital

Corporate Information

We are located at 1585 S. Perry Street, Castle Rock, CO 80104. Our phone number is (303) 794-2000 and our facsimile is (303) 798-8332. We currently employ twenty-two full-time employees and five part-time employees. We believe our relationships with our employees are good. We also regularly use part-time interns and additional temporary and contract personnel depending upon our research and development needs at any given time. We maintain a website at www.venaxis.com.

 Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934.  These documents may be accessed on our website: www.venaxis.com.  These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC. The information contained in, or that can be accessed through, the website is not part of this annual report. These documents may also be found at the SEC’s website at www.sec.gov.

ITEM 1A. — RISK FACTORS

If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.

Risks Related to Our Business

If we fail to obtain FDA clearance, which we expect to proceed under a 510(k) de novo classification path, we cannot market our product in the United States.  An alternative path, which is longer and more restrictive, would be required.   Such a process, called a premarket approval (PMA) would place our product in FDA’s Class III.

Therapeutic or human diagnostic products require FDA clearance (or approval or licensing) prior to marketing and sale. This applies to our ability to market, directly or indirectly, our APPY1 acute appendicitis test. As a new product, this test must undergo lengthy and rigorous development testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance we must finalize development of our product, product labeling and successfully complete clinical testing. This process has taken, and will continue to take, a substantial amount of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons. There is no assurance that any of our strategies for obtaining FDA clearance or approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The actual timing of such completion, submission and clearance, could also impact our ability to realize market value from such products. If we do achieve FDA clearance or approval, it could subsequently be suspended or revoked, or we could be fined, based on a failure to continue to comply with ongoing regulatory requirements and standards. Similar regulatory approval or ongoing requirements and contingencies will also be encountered in major international markets.

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

Factors affecting our research and development productivity and the amount of our research and development expenses include, but are not limited to, the number of patients required to be enrolled, site costs (including site overhead) and the outcome of required clinical trials to be conducted by us and/or our collaborators.

We may not be able to successfully launch sales of our products in the European Union countries or elsewhere outside of the U.S.

We obtained CE marking for our APPY1 products in January 2013.  We have launched initial commercialization and marketing activities in the U.K., Italy, France, Germany, Turkey and the Benelux countries.  Our strategy is to leverage the experience of key opinion leaders in select hospitals in such countries in order to generate additional meaningful, multinational field data for APPY1 products.  We may not be able to implement such strategy on a timely basis, and may encounter the uncertainties and delays in adoption that accompany new diagnostic testing alternatives, pricing pressure for our products and difficulties developing the relationships necessary to conduct business outside of the United States.

Clinical trials are expensive and we cannot assure that we will be able to complete our clinical trial program successfully within any specific time period, or if such clinical trial takes longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through clinical trials the safety and effectiveness of our products. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, product development, pilot trial testing, clinical trials and regulated, compliant manufacturing processes.

Even if completed, we do not know if these trials will produce statistically significant or clinically meaningful results sufficient to support an application for marketing approval. Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to advance the rate of patient enrollment, and the rate to collect, clean, lock and analyze the clinical trial database.

Patient enrollment in trials is a function of many factors, including the design of the protocol, the size of the patient population, the proximity of patients to and availability of clinical sites, the eligibility criteria for the study, the perceived risks and benefits of the product candidate under study and of the control, if any, the medical investigators’ efforts to facilitate timely enrollment in clinical trials, the patient referral practices of local physicians, the existence of competitive clinical trials, and whether other investigational, existing or new products are available or approved for the indication. If we experience delays in patient enrollment and/or completion of our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Further, if we or any third party have difficulty enrolling a sufficient number of patients in a timely or cost-effective manner to conduct clinical trials as planned, or if enrolled patients do not complete the trial as planned, we or a third party may need to delay or terminate ongoing clinical trials, which could negatively affect our business.

We face competition in the biotechnology and pharmaceutical industries and new diagnostic tests, which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

We face competition in the development, manufacture, marketing and commercialization of diagnostic products such as ours from a variety of sources, such as academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other companies with similar diagnostic or in vitro testing technologies, including those with platform technologies. These platform technologies vary from very large analyzer systems to smaller and less expensive instruments similar to ours. These competitors are working to develop and market other diagnostic tests, systems, products, and other methods of detecting, preventing or reducing disease.

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

Many of our potential competitors have much greater capital resources, manufacturing, research and development resources and production facilities than we do. Many of them may also have more experience than we have in preclinical testing and clinical trials of new diagnostic tests and in obtaining FDA and foreign regulatory approvals.

Major technological changes can occur quickly in the biotechnology industry, and the development of technologically improved or different products or technologies may make our product candidates or platform technologies obsolete or noncompetitive.

Physicians, patients, third party payors and the medical community may be slow to adopt, and may not accept or utilize our acute appendicitis test products when and if approved. If our products, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition may be materially adversely affected.

Failure to obtain medical reimbursement for our products under development, as well as a changing regulatory environment, may impact our business.

The U.S. healthcare regulatory environment may change in a way that restricts our ability to market our acute appendicitis tests due to medical coverage or reimbursement limits. Sales of our human diagnostic tests will depend in part on the extent to which the costs of such tests are covered by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health payor administration authorities, private health coverage insurers and other third-party payors. These healthcare payors are increasingly challenging the prices charged for medical products and services. The containment of healthcare costs has become a priority of federal and state governments. Accordingly, our potential products may not be considered to be cost effective, and reimbursement may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Any reduction in Medicare, Medicaid or third-party payor reimbursements could have a negative effect on our operating results. The recent addition of the medical device tax is also a challenge to the industry.

We have very limited sales and marketing experience and limited sales capabilities, which may make commercializing our products difficult.

We currently have very little marketing experience and limited sales capabilities. Therefore, in order to commercialize our products, once approved, we must either develop our own marketing and distribution sales capabilities or consider collaborating with a third party to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

If we successfully obtain FDA clearance or approval to market our acute appendicitis test, we (or our vendors) may experience manufacturing problems resulting in shortages or delays in production that could limit the near term growth of our revenue.

Our ability to successfully market the acute appendicitis test, once approved, will partially depend on our ability to obtain and manufacture sufficient quantities of the finished tests from qualified GMP suppliers. While we have identified and qualified suppliers, their ability to produce tests or component parts in sufficient quantities to meet possible demand may cause delays in securing products or could force us to seek alternative suppliers. The need to locate and use alternative suppliers could also cause delivery delays for a period of time. Delays in finalizing and progressing under agreements with cGMP facilities may delay our FDA clearance process and potentially delay sales of such products. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw materials, components or finished goods inventory and quality control issues with raw materials, components or finished goods. These difficulties could reduce sales of our products, increase our costs, or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

We may not achieve the anticipated revenue from the out-licensing of our animal health assets.

In 2012 we entered into an exclusive license agreement with a third party to license all of our animal health assets in return for license fees, milestone and royalty payments. If product development efforts using our animal health assets are not successful in achieving commercial products, we may not receive all anticipated milestone and royalty payments.

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

Our success depends on our ability to successfully develop and market new products. Although we were engaged in human diagnostic antigen manufacturing operations and historically, substantially all of our revenues have been derived from this business, our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more products. Our ability to develop any of products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, to seek required FDA clearance or approval and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past, and may again encounter in the future, problems in the testing phase for our products, which sometimes resulted in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, or that we will be able to produce them on an economical basis.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions.

We plan to market some of our products in foreign jurisdictions. Specifically, we expect that APPY1 will be aggressively marketed in foreign jurisdictions. We may need to obtain regulatory approval from foreign jurisdictions to do so and obtaining such approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

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

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

The laws in some of those countries may not provide protection for our trade secrets and intellectual property. If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements provide for contractual remedies in the event of misappropriation. We do not know to what extent, if any, these agreements and any remedies for their breach, will be enforced by a foreign or domestic court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will greatly diminish.

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

We have historically needed to raise capital to fund our operating losses including development expenses, which have been significant. We expect to continue to incur operating losses in the 2013 calendar year and at least into 2014. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets which could impact the timing, terms and other factors in our attempts to raise capital. Any sale of a substantial number of additional shares may cause dilution to our existing shareholders and could also cause the market price of our common stock to decline.

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

Our common stock is currently traded on the NASDAQ Capital Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility, in the future. For example in the calendar year ended December 31, 2012, our common stock traded as low as $1.33 and as high as $5.88. In the calendar year ended December 31, 2011, our common stock traded as low as $5.82 and as high as $25.50 (each on a post reverse stock splits basis). The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.

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

We own the property subject to a mortgage with an outstanding balance of approximately $2,435,000 at December 31, 2012, payable in monthly installments of approximately $23,500 and bearing interest at an approximate average rate of 7%.  The first mortgage on the property has a balloon payment of approximately $1.6 million payable in July 2013. In the opinion of management, the Company maintains adequate insurance coverage on the property.

ITEM 3.   LEGAL PROCEEDINGS.

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc. (now Venaxis, Inc.), Case No. 2:10-cv-06537-GW-JC (“Chipman Suit”).  The complaint was filed in the U.S. District Court in the Central District of California by an individual investor.  The complaint included allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company’s blood-based acute appendicitis test in development.  On the Company’s motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action was assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT.

On October 7, 2011, the Company filed a motion to dismiss the complaint. On September 17, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiff’s claims against the Company without prejudice.  On the same day, the court also entered final judgment without prejudice in favor of the Company and against the plaintiff in the Chipman Suit. The Order to dismiss the action found in favor of the Company. The plaintiff in the Chipman Suit did not file a notice of appeal.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 (“Wolfe Suit”).  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.  Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice.  On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit.  The Order to dismiss the action found in favor of the company and all of the individual defendants.  On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.  The plaintiffs filed their opening brief with the Tenth Circuit Court of Appeals on March 1, 2013.

On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovsky v. Pusey, et al, Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors.  The complaint also names the Company as a nominal defendant.  The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011, and this action continues to be stayed.  On October 18, 2012, the parties filed a Joint Status Report, reporting on updates in the Chipman Suit and the Wolfe Suit and stating that the stay should remain in place at this time and that a further status report should be submitted after appeals in the Wolfe Suit have been resolved.  On October 25, 2012, the magistrate judge issued a recommendation that the case be administratively closed, subject to reopening for good cause.  The U.S. District Court on November 14, 2012, accepted the recommendation and ordered this action administratively closed, subject to reopening for good cause.

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

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the Nasdaq Capital Market under the symbol “APPY” as of August 28, 2007. The following table sets forth, for the periods indicated, the high and low closing prices of our shares, on a post-split basis, as reported by www.Nasdaq.com.

Quarter ended	High	Low

March 31, 2011	$25.50	$16.80
June 30, 2011	$23.61	$18.60
September 30, 2011	$22.50	$14.40
December 31, 2011	$17.53	$5.82
March 31, 2012	$5.88	$3.90
June 30, 2012	$4.44	$1.88
September 30, 2012	$2.77	$1.33
December 31, 2012	$2.93	$2.04

As of March 20, 2013 we had approximately 950 holders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

The closing price of our common stock on March 20, 2013 was $2.29 per share.

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

Securities Authorized under Equity Compensation Plans Information

The Company currently has one equity compensation plan. The 2002 Stock Incentive Plan, as amended (the Plan) was approved by the Board of Directors and adopted by the stockholders in 2002 and is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Plan was amended and restated on June 1, 2007 and further amended on June 9, 2008, November 20, 2009, November 22, 2010, July 8, 2011, May 22, 2012 and December 11, 2012, primarily to increase the number of shares available for awards under the Plan, with the most recent increase to 1,487,205 shares, as approved by the shareholders.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	707,940	$13.98	779,265

Equity compensation plans not
approved by security holders	—	—	—

Total	707,940	$13.98	779,265

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the last quarter of the year ended December 31, 2012 the Company’s Board of Directors terminated the previous 2008 authorized common stock repurchase program originally providing up to $5 million that could have been used to make repurchases of common stock from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. No repurchases had been made under this program since 2008. The program was administered by management.

ITEM 6.   SELECTED FINANCIAL DATA.

	For the Fiscal Years Ended December 31,
	2012	2011	2010	2009	2008
Summary Statement of Operations Items:
Total revenues	$42,000	$219,000	$370,000	$291,000	$821,000
Net loss	$(9,212,000)	$(10,214,000)	$(13,338,000)	$(15,518,000)	$(9,658,000)
Basic and diluted loss per share	$(1.84)	$(7.61)	$(10.17)	$(14.03)	$(9.21)
Weighted average shares Outstanding	4,996,827	1,341,379	1,310,956	1,105,639	1,039,095

	As of December 31,
	2012	2011	2010	2009	2008
Summary Balance Sheet Information:
Current assets	$12,528,000	$4,321,000	$12,307,000	$14,427,000	$18,871,000
Total assets	$16,615,000	$8,728,000	$17,159,000	$19,378,000	$24,187,000
Long term liabilities	$1,845,000	$2,830,000	$3,180,000	$3,290,000	$3,553,000
Total liabilities	$5,924,000	$4,902,000	$5,912,000	$6,564,000	$6,299,000
Equity	$10,691,000	$3,826,000	$11,247,000	$12,814,000	$17,888,000

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

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2012, following the completion of its 2012 public offerings, the Company had cash and liquid investments of $12,141,000, working capital of $8,449,000, total stockholders’ equity of $10,691,000 and an accumulated deficit of $74,233,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, initial commercial and marketing activities, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2013 and at least into 2014.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

-	continuing to advance development of the Company’s products, particularly APPY1;
-	pursuing additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies;
-	continuing to monitor and implement cost control initiatives to conserve cash; and
-	refinance the portion of the mortgage payable in July 2013.

Revenues

Year 2012 compared to Year 2011

Sales of the Company’s antigen products for the year ended December 31, 2012, totaled $42,000, which was a $178,000 or 81% decrease from the 2011 period. The decrease in sales is primarily attributable to the Company’s previous strategic decision to terminate antigen production and focus available scientific resources on APPY1 product development.   Three customers accounted for $34,000 of the total 2012 sales and individually represented 40%, 30%, and 13% of such sales

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with a licensee (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the year ended December 31, 2012, $21,000 of such license payments was recognized as revenue.

Cost of sales for the year ended December 31, 2012 decreased by $15,800 compared to the 2011 period. As a percentage of sales, gross profit was 99% in the 2012 period as compared to gross profit of 93% in the 2011 period.

Year 2011 compared to Year 2010

Sales of the Company’s antigen products for the year ended December 31, 2011 totaled $219,000, which was a $151,000 or 41% decrease from the 2010 period.  This decrease in sales is primarily attributable to the Company’s strategic decision in 2010 to suspend antigen production and focus available scientific resources on the acute appendicitis project and single-chain animal product development.  Two customers accounted for $93,000 of the total 2011 sales and individually represented 28% and 14% of such sales.

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health (Novartis) which terminated the Company’s 2008 license agreement and development agreement with Novartis.  Accordingly, the Company did not recognize any revenue related to the Novartis license agreement in the year ended December 31, 2012.  During the years ending December 31, 2011 and 2010, $62,000 and $68,000 of such Novartis license revenue was recognized.

Cost of sales for the year ended December 31, 2011 totaled $16,000, which was a $342,000 or 95% decrease as compared to the 2010 period. As a percentage of sales, 2011 gross profit was 93% as compared to 3% in 2010.  The improvement in the gross profit percentage resulted from $153,000 in inventory write downs recorded in 2010 compared to $1,000 in write downs in 2011, combined with no fixed production cost incurred in the 2011 period.

Selling, General and Administrative Expenses

Year 2012 compared to Year 2011

Selling, general and administrative expenses in the year ended December 31, 2012, totaled $5,185,000, which was a $390,000 or 7% decrease as compared to the 2011 period. A reduction in personnel from 2011 to 2012 resulted in a decrease in compensation related costs of approximately $307,000.  Total stock-based compensation and non-qualified option expenses were approximately $419,000 lower in the 2012 period, primarily due to lower values associated with options granted in 2012.  During the year ended December 31, 2012, expenses associated with legal and accounting fees decreased by $66,000 and public company expenses decreased by $68,000.  These decreases were offset by an increase of $495,000 in expenses associated with marketing and commercialization activities in 2012.  Insurance costs increased by approximately $74,000 due generally to normal price increases.

Year 2011 compared to Year 2010

Selling, general and administrative expenses in the year ended December 31, 2011, totaled $5,575,000, which was a $1,842,000 or 25% decrease as compared to the 2010 period. Total stock-based compensation and non-qualified option expenses decreased $1,044,000 in 2011 primarily due to fewer options being granted combined with lower computed Black-Scholes values attributable to the options granted. Compensation expenses also decreased $359,000 in 2011 due to lower employee costs including a reduced amount accrued for incentive pay in the 2011 period compared to the 2010 period. Expenses associated with public company costs decreased $379,000 in 2011 and legal fees decreased $104,000 compared to 2010.

Research and Development

Year 2012 compared to Year 2011

Research and development expenses in the year ended December 31, 2012 totaled $3,838,000, which is a $1,828,000 or 32% decrease as compared to the 2011 period. APPY1 test development and research expenses in 2012 decreased by approximately $1,238,000, as compared to 2011 expenses. This decrease included a decrease of approximately $1,006,000 in reduced expenses for development of the cassette and reader expenses inclusive of reduced regulatory costs and additional marker discovery efforts and approximately $232,000 related to reduced clinical trial costs as the 2011 APPY1 clinical pilot trial was completed in 2011.  Expenses incurred for the single-chain animal product development decreased by approximately $363,000 in the 2012 period following the execution of the animal health license agreement.  Patent related expenses, including patent impairment expenses in 2012 decreased by approximately $239,000 over 2011 amounts.

Year 2011 compared to Year 2010

Research and development expenses in the 2011 period totaled $5,666,000, which is a $446,000 or 7% decrease as compared to the 2010 period. The completion of the Enzyme Linked Immunosorbant Assay (ELISA) based appendicitis clinical trial in mid-2010 resulted in a $1,269,000 decrease which was offset by $1,030,000 in expenses in 2011 for the APPY1 pilot trial. Discovery efforts related to the identifying additional markers for the appendicitis test increased expenses by approximately $488,000 compared to the 2010 period and general appendicitis research decreased $131,000 in the 2011 period.  Expenses incurred for the single-chain animal product development decreased by approximately $963,000 in the 2011 period due to lower expenses associated with the shared development costs under the Novartis agreement. Research and development expense increased by $250,000 for salaries primarily related to development activities on the appendicitis test and related discovery work.   Amortization expenses associated with patents in 2011 increased by $162,000, over 2010 expenses primarily due to patent and trademark amortization and write-offs.

Other Income and Expense

Year 2012 compared to Year 2011

Interest and other expense for the year ended December 31, 2012, increased to an expense of $251,000, compared to income of $762,000 in the 2011 period.  The increase in interest expense is primarily due to imputed interest expense under the Novartis Termination Agreement and the financing of certain insurance obligations. Other income in 2011 includes a gain of approximately $939,000 resulting from the Termination Agreement with Novartis.

Year 2011 compared to Year 2010

In 2011 other income includes a gain of approximately $939,000 resulting from the Termination Agreement with Novartis.  Under the Termination Agreement, the Company’s liabilities associated with the Novartis arrangements exceeded its net settlement payable to Novartis, resulting in a gain on the contract termination, net of related legal fees incurred of approximately $7,500.

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

Income Taxes

No income tax benefit was recorded on the loss for the year ended December 31, 2012, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2012, the Company had a net operating loss carry forwards for income tax purposes of approximately $68 million, expiring through 2032.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had working capital of $8,449,000, which included cash, cash equivalents and short term investments of $12,141,000.  We reported a net loss of $9,212,000 during the year ended December 31, 2012, which included $1,387,000 in net non-cash expenses including, stock-based compensation totaling $931,000, depreciation and amortization totaling $430,000, impairment and other items, net totaling $26,000.

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of the steps required for FDA clearance, as well as advancing on commercialization and marketing activities following the recent attainment of CE marking in Europe (EU).

In June 2012, the Company completed a public offering of securities consisting of 6,100,000 shares of common stock at an offering price of $2.00 per share, generating approximately $12.2 million in total proceeds. Fees and other expenses totaled $1,261,000, including an underwriter’s fee of 7%. Under the terms of the Underwriting Agreement, the underwriter received warrants to purchase a total of 305,000 shares of common stock.  The exercise price of the warrants is $2.50 per share; the warrants become exercisable in June 2013 and expire in June 2017. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

In November 2012, the Company completed a public offering of securities consisting of 1,946,000 shares of common stock at an offering price of $2.10 per share, generating approximately $3.6 million in total proceeds. Fees and other expenses totaled $445,000, including an underwriter’s fee of 7%. Under the terms of the Underwriting Agreement, the underwriter exercised an over-allotment option to purchase 291,900 additional shares of common stock at the public offering price of $2.10 per share generating approximately $566,000 in net proceeds after deducting fees and expenses of approximately $47,000. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs for the remainder of 2013 and at least into 2014. The Company is pursuing additional financing opportunities; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

We expect that our primary expenditures will be to continue enrollment of our FDA clinical trial for APPY1 and to support commercialization and marketing activities of our appendicitis test in Europe following the recent successful completion of CE marking.  Based upon our experience, clinical trial expenses can be significant costs.  During the years ended December 31, 2012, 2011, and 2010, we expended approximately $2,150,000, $3,388,000 and $3,371,000, respectively, in direct costs for APPY1 development and related clinical and regulatory efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for the test. Should we be unable to achieve FDA clearance of the APPY1 appendicitis test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (Novartis Termination Agreement) to terminate the 2008 Novartis License Agreement.  Under the Novartis termination Agreement, the termination obligation totaled $1,374,000, and at December 31, 2012, the remaining outstanding termination obligation totaled approximately $398,000 which is due in 2013.

During July 2012, the Company entered into a License Agreement with the Licensee, under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s Animal Health Assets.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2012.

Under the License Agreement, the following future license fees and milestone payments will be paid to the Company, assuming future milestones are successfully achieved by the Licensee:

•	License fees of $408,000 payable in quarterly installments of $204,000;
•	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
•	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
•	Royalties, at low double digit rates, based on sales of licensed products.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development / manufacture of certain of our products for which we are seeking FDA approval. The goal of this development process is to establish current good manufacturing practices (cGMP) required for those products for which we are seeking FDA approval. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments. We may also consider acquisitions of development technologies or products, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2013 are anticipated to total approximately $75,000-$125,000. We anticipate these capital expenditures to be financed through working capital.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,500 per month in contractual interest, through July 2013 when the then remaining principal balance is due, which is estimated to be approximately $1,577,000 at that time. We are presently working with the lender and other prospective lenders to attempt to re-finance the balloon payment, which will be due in July 2013. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $3,900 per month in contractual interest and fees.

During the last quarter of the year ended December 31, 2012 the Company’s Board of Directors terminated the previous 2008 authorized common stock repurchase program originally providing up to $5 million that could have been used to make repurchases of common stock from time to time at prevailing prices as permitted by securities laws and other requirements, and subject to market conditions and other factors. No repurchases had been made under this program since 2008.

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

Operating Activities

Net cash consumed by operating activities was $5,489,000 during the year ended December 31, 2012. Cash was consumed by the loss of $9,212,000, less non-cash expenses of $931,000 for stock-based compensation, depreciation and amortization totaling $430,000 and impairment and other items, net totaling $26,000. For the year ended December 31, 2012, decreases in accounts receivable generated cash of $35,000. Decreases in prepaid and other current assets of $408,000 provided cash, primarily related to routine changes in operating activities.  There was a $306,000 increase in accounts payable and accrued expenses in the year ended December 31, 2012, primarily due to increases in the activity levels at year end for the Company’s APPY1 clinical, regulatory, and marketing activities.  An increase of $405,000 in accrued compensation provided cash.  Cash provided by operations included an increase of $1,182,000 in deferred revenue, following the execution of the License Agreement for the Company’s animal health assets.

Net cash consumed by operating activities was $8,333,000 during the year ended December 31, 2011. Cash was consumed by the loss of $10,214,000, less net non-cash expenses of $1,093,000, including stock-based compensation totaling $1,336,000, $491,000 for depreciation and amortization, impairment and related charges totaling $275,000 and a $939,000 non-cash gain related to the Novartis Termination Agreement. For the year ended December 31, 2011, a $38,000 decrease in accounts receivable associated with lower antigen sales generated cash. A decrease in prepaid and other current assets of $427,000 provided cash, primarily related to routine changes in operating activities. Cash increased from an increase of $292,000 in accounts payable, net of the non-cash adjustment of $837,000 decreasing the accounts payable balance associated with the Novartis Termination Agreement settlement.  Accrued expenses decreased $31,000 in the year ended December 31, 2011 also generated cash, primarily due to a combination of an increase in accrued expenses related to APPY1 pilot trial expenses and a decrease of $180,000 in accrued compensation, due to a decrease in amounts accrued for incentive pay for the 2011 period.

Net cash consumed by operating activities was $10,707,000 during the year ended December 31, 2010. Cash was consumed by the loss of $13,338,000, less non-cash expenses totaling $2,895,000 relating to stock-based compensation totaling $2,364,000 and depreciation and amortization totaling $492,000 and other items net, which totaled $39,000.  In late 2009, we substantially suspended the production of antigen products as a result of our strategic decision to focus available scientific resources on acute appendicitis and single-chain animal product development.  As a result of this decision we recorded a write down of approximately $153,000 in antigen inventories in 2010.  Due to the suspension of antigen sales the net investment in accounts receivable and inventories, decreased by $297,000 in 2010 generating cash including the inventory write down of approximately $153,000. A decrease in prepaid and other current assets of $81,000 provided cash, primarily related to routine changes in operating activities.  Cash used by operations included a $642,000 reduction in accounts payable and accrued expenses in 2010, primarily due to the decrease in expenses related to the recent completion of the Company’s APPY1 clinical trial.

Investing Activities

Net cash outflows from investing activities consumed $316,000 during the year ended December 31, 2012. Sales of marketable securities investments totaled approximately $2,832,000 and marketable securities purchased totaled approximately $2,992,000.  Cash totaling $156,000 was used for additions to capitalized patent filings and equipment additions.

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

Financing Activities

Net cash inflows from financing activities generated $13,815,000 during the year ended December 31, 2012. The Company received net proceeds of $15,146,000 from the sale of common stock in public offerings of securities and repaid $1,331,000 in scheduled payments under its debt agreements including payments under the Novartis Termination Agreement.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $45,000, $275,000, and $107,000 of patent impairment charges during the years ended December 31, 2012, 2011, and 2010 respectively.

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

Revenue Recognition:    The Company’s revenues are recognized when products are shipped or delivered to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104. Revenue is recognized under sales, license and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and (iv) collectability is reasonably assured.

Stock-based Compensation:    ASC 718, Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and consultants and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of December 31, 2012, approximately 89% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Venaxis, Inc.

We have audited the accompanying balance sheets of Venaxis, Inc. (formerly AspenBio Pharma, Inc.)  (“the Company”) as of December 31, 2012 and 2011, and the related  statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venaxis, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 26, 2013

Venaxis, Inc.
Balance Sheets
December 31,

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$10,977,974	$2,968,104
Short-term investments (Note 1)	1,162,904	1,003,124
Accounts receivable (Note 1)	—	35,016
Prepaid expenses and other current assets	387,480	314,800

Total current assets	12,528,358	4,321,044

Property and equipment, net (Note 2)	2,484,539	2,795,149

Other long term assets, net (Notes 1 and 3)	1,601,894	1,611,652

Total assets	$16,614,791	$8,727,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$613,925	$581,713
Accrued compensation	452,878	47,622
Accrued expenses	642,055	368,406
Notes and other obligations, current portion (Note 4)	2,290,292	1,074,185
Deferred revenue, current portion (Note 7)	79,803	—

Total current liabilities	4,078,953	2,071,926

Notes and other obligations, less current portion (Note 4)	763,132	2,830,041
Deferred revenue, less current portion (Note 7)	1,081,706	—

Total liabilities	5,923,791	4,901,967

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 30,000,000 shares authorized;
9,954,380 and 1,608,146 shares issued and outstanding	84,924,133	68,846,796
Accumulated deficit	(74,233,133)	(65,020,918)

Total stockholders' equity	10,691,000	3,825,878

Total liabilities and stockholders' equity	$16,614,791	$8,727,845

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Operations
Years ended December 31,

	2012	2011	2010

Sales (Note 1)	$41,557	$219,420	$370,229
Cost of sales	592	16,345	358,094

Gross profit	40,965	203,075	12,135

Other revenue - fee (Note 7)	20,571	62,179	68,394

Operating expenses:
Selling, general and administrative	5,184,823	5,575,221	7,417,686
Research and development	3,838,375	5,666,221	6,112,405

Total operating expenses	9,023,198	11,241,442	13,530,091

Operating loss	(8,961,662)	(10,976,188)	(13,449,562)

Other income (expense):
Interest, net	(248,629)	(180,509)	(132,786)
Gain on contract termination (Note 7)	—	938,896	—
Other income (expense) (Note 8)	(1,924)	4,000	244,629

Total other (expense) income	(250,553)	762,387	111,843

Net loss	$(9,212,215)	$(10,213,801)	$(13,337,719)

Basic and diluted net loss per share (Note 1)	$(1.84)	$(7.61)	$(10.17)

Basic and diluted weighted average number
of common shares outstanding (Notes 1 and 5)	4,996,827	1,341,379	1,310,956

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2012, 2011 and 2010

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2010	1,251,624	$54,283,126	$(41,469,398)	$12,813,728

Common stock options exercised	8,701	291,028	—	291,028

Stock-based compensation issued for services	—	2,363,871	—	2,363,871

Common stock issued for cash, net
of offering costs of $883,471	80,321	9,116,529	—	9,116,529

Net loss for the year	—	—	(13,337,719)	(13,337,719)

Balance, December 31, 2010	1,340,646	66,054,554	(54,807,117)	11,247,437

Stock-based compensation issued for services	—	1,336,177	—	1,336,177

Common stock issued for cash, net
of offering costs of $181,035	267,500	1,456,065	—	1,456,065

Net loss for the year	—	—	(10,213,801)	(10,213,801)

Balance, December 31, 2011	1,608,146	68,846,796	(65,020,918)	3,825,878

Stock-based compensation issued for services	—	901,161	—	901,161

Common stock issued for consulting services	8,334	29,776	—	29,776

Common stock issued for cash, net of offering costs of $1,753,190	8,337,900	15,146,400	—	15,146,400

Net loss for the year	—	—	(9,212,215)	(9,212,215)

Balance, December 31, 2012	9,954,380	$84,924,133	$(74,233,133)	$10,691,000

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Years ended December 31,

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(9,212,215)	$(10,213,801)	$(13,337,719)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock-based compensation for services	930,937	1,336,177	2,363,871
Depreciation and amortization	430,228	490,515	492,160
Impairment charges	44,554	274,941	107,443
Amortization of license fee	(20,571)	(62,179)	(68,394)
Gain on contract termination	—	(938,896)	—
Loss on equipment disposals	1,924	—	—
(Increase) decrease in:
Accounts receivable	35,016	38,160	(25,217)
Prepaid expenses and other current assets	407,955	426,825	403,271
Increase (decrease) in:
Accounts payable	32,212	284,543	(419,377)
Accrued expenses	273,649	210,721	(206,737)
Accrued compensation	405,256	(179,948)	(15,915)
Deferred revenue	1,182,080	—	—

Net cash used in operating activities	(5,488,975)	(8,332,942)	(10,706,614)

Cash flows from investing activities:
Purchases of investment securities	(2,991,644)	(1,043,192)	(7,628,977)
Sales of investment securities	2,831,864	2,972,256	5,206,909
Purchases of property and equipment	(43,692)	(90,100)	(191,509)
Patent and trademark application costs	(112,646)	(228,163)	(309,898)

Net cash (used in) provided by investing activities	(316,118)	1,610,801	(2,923,475)

Cash flows from financing activities:
Repayment of notes payable and other obligations	(1,331,437)	(673,900)	(236,165)
Net proceeds from issuance of common stock	15,146,400	1,456,065	9,116,529
Proceeds from exercise of warrants and options	—	—	291,028

Net cash provided by financing activities	13,814,963	782,165	9,171,392

Net increase (decrease) in cash and cash equivalents	8,009,870	(5,939,976)	(4,458,697)

Cash and cash equivalents, at beginning of year	2,968,104	8,908,080	13,366,777

Cash and cash equivalents, at end of year	$10,977,974	$2,968,104	$8,908,080

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$244,737	$180,915	$194,533

Schedule of non-cash investing and financing transactions:
Acquisitions of assets for installment obligations	$480,635	$454,830	$293,873

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Notes to Financial Statements

Note 1.  Organization and summary of significant accounting policies:

Nature of operations:

Venaxis, Inc. (the “Company” or “Venaxis”) was organized on July 24, 2000, as a Colorado corporation.  In December 2012, the Company’s name was changed to Venaxis, Inc., from AspenBio Pharma, Inc.  Venaxis’ business is in the development and commercialization of innovative products that address unmet diagnostic and therapeutic needs. The Company's lead product candidate, APPY1, is designed to be a novel blood-based diagnostic test that, if successfully cleared to be marketed by the United States Food and Drug Administration (“FDA”), will aid, through the test’s negative predictive value, in the evaluation of low risk patients initially suspected of having acute appendicitis, thereby helping address the difficult challenge of triaging possible acute appendicitis patients in the hospital emergency department or urgent care settings.

The Company’s research and development activities are currently focused primarily on a human acute appendicitis blood-based test.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2012, the Company had approximate balances of cash and liquid investments of $12,141,000, working capital of $8,449,000, total stockholders’ equity of $10,691,000 and an accumulated deficit of $74,233,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2013 and at least into 2014.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels. In addition the Company’s first mortgage which is held by a commercial bank requires a balloon payment of approximately $1.6 million due in July 2013.

Management’s strategic plans include the following:

-	continuing to advance development of the Company’s principal product, APPY1;
-	pursuing additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies;
-	continuing to monitor and implement cost control initiatives to conserve cash; and
-	refinance the portion of the mortgage payable in July 2013.

Cash, cash equivalents and short-term investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of December 31, 2012, 89% of the investment portfolio was in cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount to the portfolio and none with maturities past November 2013. As of December 31, 2012, the Company’s cumulative realized market loss from the investments has not been in excess of $5,000. For the year ended December 31, 2012, there was $11,192 in unrealized loss, $102 in realized gain for the year and $5,532 in management fees.  For the year ended December 31, 2011, there was $1,004 in unrealized loss, $3,505 in realized loss, $1,073 in realized gain for the year and $9,248 in management fees.  For the year ended December 31, 2010, there was $1,065 in unrealized income, $1,388 in unrealized loss, $2,023 in realized gain for the year and $17,959 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents (level 1) and short-term investments (level 2) as of December 31, 2012 and December 31, 2011.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

We recognize sales of goods under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 (“ASC 605”) and the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Future revenue is expected to be generated primarily from the sale of products. Product revenue primarily consists of sales of instrumentation and consumables.

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

In international markets, the Company sells its products to distributors or re-sellers, who subsequently resell the products to hospitals. The Company has an agreement with the distributor which provides that title and risk of loss pass to the distributor upon shipment of the products, FOB to the distributor. Revenue is recognized upon shipment of products to the distributor as the products are shipped based on FOB shipping point terms.

Revenues are recorded less a reserve for estimated product returns and allowances which to date has not been significant. Determination of the reserve for estimated product returns and allowances is based on management’s analyses and judgments regarding certain conditions. Should future changes in conditions prove management’s conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

The Company extends credit to customers generally without requiring collateral. Historically, the Company’s base antigen business has sold products primarily throughout North America. At December 31, 2012, the Company did not have any accounts receivable.  At December 31, 2011, two customers accounted for 73% and 19% of total accounts receivable.  During the year ended December 31, 2012, three customers accounted for a total of 83% of net sales, each representing 40%, 30% and 13%, respectively. During the years ended December 31, 2011 and 2010, one European-based company, accounted for a total of 3% and 4%, respectively of our net sales. During the year ended December 31, 2011, two customers accounted for a total of 42% of net sales, each representing 28% and 14%, respectively. During the year ended December 31, 2010, four customers accounted for a total of 58% of net sales, each representing 19%, 18%, 11% and 10%, respectively.

Property and equipment:

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years for the building, ten years for land improvements, five years for equipment and three years for computer related assets.

Goodwill:

Goodwill, arose from the initial formation of the Company, and represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired.  The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its qualitative evaluation, that it was not necessary to perform the two-step goodwill impairment test and that no impairment had occurred as of December 31, 2012.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its review, including an updated assessment subsequent to year end, management determined that certain costs previously incurred for patents had been impaired during the years ended December 31, 2012, 2011 and 2010.  Approximately $45,000, $275,000 and $107,000 of such patent costs were determined to be impaired during the years ended December 31, 2012, 2011 and 2010, respectively resulting from management’s decisions not to pursue patents based upon a cost benefit analysis of patent expenses and coverage protection in several smaller world markets that were determined to not have the economic or fiscal potential to make the patent pursuit viable. Impairment charges are included in research and development expenses in the accompanying statements of operations.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2012 and 2011.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so, and there are open statutes of limitations for tax authorities to audit the Company’s tax returns from 2009 through the current period.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2012, 2011 or 2010.

Stock-based compensation:

Venaxis recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share during the years ended December 31, 2012, 2011 and 2010. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 1,306,000, 497,000 and 214,000 shares for each of the years ended December 31, 2012, 2011 and 2010, respectively) would be to decrease the net loss per share.

In May 2012, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-six, whereby each six shares of common stock were combined into one share of common stock (the “2012 Reverse Stock Split”). All historical references to shares and share amounts in this report have been retroactively revised to reflect the 2012 Reverse Stock Split, the principal effects of which were to:

1.	reduce the number of shares of common stock issued and outstanding by a factor of 6;

2.
increase the per share exercise price of options and warrants by a factor of 6, and decrease the number of shares issuable upon exercise by a factor of 6, for all outstanding options and warrants entitling the holders to purchase shares of the Company’s common stock; and

3.	proportionately reduce the number of shares authorized and reserved for issuance under the Company’s existing equity compensation plans.

A reconciliation of historical basic and diluted weighted average number of shares outstanding retroactively adjusted for the Reverse Stock Split follows:

	Year ended December 31,
	2011	2010
Basic and diluted weighted average number of shares outstanding
Pre-split	8,032,178	7,876,081
Post-split	1,341,379	1,310,956

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Note 2.  Property and equipment:

Property and equipment consisted of the following as of December 31:

	2012	2011

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	251,049	251,049
Laboratory equipment	1,211,418	1,175,047
Office and computer equipment	403,692	398,295

	5,562,898	5,521,130
Less accumulated depreciation	3,078,359	2,725,981

	$2,484,539	$2,795,149

Depreciation expense totaled approximately $352,000, $402,000 and $395,000 for each of years ended December 31, 2012, 2011 and 2010, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following as of December 31:

	2012	2011

Patents, trademarks and applications, net of accumulated amortization of $345,692 and $273,550	$1,210,698	$1,214,748
Goodwill	387,239	387,239
Other	3,957	9,665

	$1,601,894	$1,611,652

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $75,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $45,000, $275,000, and $107,000 of patent impairment charges during the years ended December 31, 2012, 2011, and 2010, respectively.

Note 4.  Notes and other obligations:

Notes payable and installment obligations consisted of the following as of December 31:

	2012	2011

Mortgage notes	$2,435,073	$2,545,312
Termination obligation (Note 7)	397,588	1,152,753
Other short-term installment obligations	220,763	206,161
	3,053,424	3,904,226
Less current portion	2,290,292	1,074,185

	$763,132	$2,830,041

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the approximate effective rate for 2012 and 2011, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which includes approximately $9,500 per month in contractual interest, through July 2013 when the then remaining principal balance is due which is estimated to be approximately $1.6 million at that time. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which includes approximately $3,900 per month in contractual interest and fees.

Termination obligation:

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement (Note 7).  Under the Novartis Termination Agreement, the termination obligation originally totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and in six equal subsequent quarterly installments of $204,000 each.  The Company discounted this obligation at an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings), which totaled $1,303,000.  At December 31, 2012, the remaining outstanding termination obligation totaled approximately $398,000 which is due in 2013.

Other short-term installment obligations:

The Company has executed financing agreements for certain of the Company’s insurance premiums.  At December 31, 2012, these obligations totaled $220,763 all of which are due in 2013.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $2,290,000 in 2013, $65,000 in 2014, $68,000 in 2015, $72,000 in 2016, $75,000 in 2017 and $483,000 thereafter, through the terms of the applicable debt agreements.  The Company’s Exclusive License Agreement with The Washington University also requires minimum annual royalty payments of $20,000 per year during its term (Note 7).

Note 5.  Stockholders’ equity:

2012 Transactions:

In June 2012, the Company completed a public offering of securities consisting of 6,100,000 shares of common stock at an offering price of $2.00 per share, generating approximately $12.2 million in total proceeds. Fees and other expenses totaled $1,261,000, including an underwriter’s fee of 7%. In connection with the offering, the underwriter received warrants to purchase a total of 305,000 shares of the Company’s common stock.  The exercise price of the warrants is $2.50 per share; the warrants become exercisable in June 2013 and expire in June 2017.

In November 2012, the Company completed a public offering of securities consisting of 1,946,000 shares of common stock at an offering price of $2.10 per share, generating approximately $3.6 million in total proceeds. Fees and other expenses totaled $445,000, including a underwriter’s fee of 7%. In connection with the offering, the underwriter exercised an over-allotment option to purchase 291,900 additional shares of common stock at $2.10 per share generating approximately $566,000 net of expenses of approximately $47,000.

Under the terms of an agreement for investor relations services, the Company issued a total of 8,334 shares of common stock; 4,167 shares of the total were issued in April 2012, at $4.26 per share and the remaining 4,167 shares were issued in June 2012, at $2.88 per share.  The issuance resulted in a total of $29,776 of stock-based compensation being recorded.

2011 Transactions:

In July 2011 at the annual shareholders meeting the Board of Directors approved an amendment to the Company’s Articles of Incorporation to reduce the authorized common shares from 60 million to 30 million.

In December 2011, the Company completed a registered direct offering of securities consisting of 267,500 units for a negotiated price of $6.12 per unit, generating approximately $1,456,000 in net proceeds to the Company. Fees and other expenses totaled $181,000, including a placement fee of 6.79%.  Each unit consisted of one share of the Company’s no par value common stock and one warrant to purchase one share of common stock.  The exercise price of each warrant is $7.32 per share; the warrants are exercisable beginning June 30, 2012 and expire in June 2017.

2010 Transactions:

In May 2010, the Company completed a registered direct offering of securities consisting of 80,321 units (Units) for a negotiated price of $124.50 per Unit, generating approximately $9,117,000 in net proceeds to the Company. Fees and other expenses totaled $883,000, including a placement fee of 6.5%.  Each Unit consisted of one share of the Company’s no par value common stock and one warrant to purchase 0.285 shares of common stock. Accordingly, a total of 80,321 shares of common stock and warrants to purchase 22,892 shares of common stock were issued. The exercise price of the warrants was $144.60 per share; the warrants were exercisable upon issuance for an eight month term and expired in January 2011.

During the year ended December 31, 2010, consultants exercised options outstanding under the Company’s 2002 Stock Incentive Plan (the Plan) as amended and approved by the Company’s shareholders, to purchase 8,702 shares of common stock generating $291,028 in cash proceeds to the Company.

Note 6.  Stock options and warrants:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company’s 2002 Stock Incentive Plan, as amended (the “Plan”) and non-qualified options and warrants issued outside of the Plan.  In 2012, the Company’s shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 250,000 to 1,487,205. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized stock-based compensation during the years ended December 31, as follows:

	2012	2011	2010

Stock options to employees, officers, and directors	$833,351	$1,200,118	$2,103,276
Stock options to consultants for:
Investor relations activities	23,598	57,309	61,174
APPY1 activities	38,460	54,304	38,064
Animal health activities	5,752	24,446	161,357
Total stock-based compensation	$901,161	$1,336,177	$2,363,871

The above expenses are included in the accompanying Statements of Operations for the years ended December 31, in the following categories:

	2012	2011	2010

Selling, general and administrative expenses	$862,701	$1,281,873	$2,325,807
Research and development expenses	38,460	54,304	38,064
Total stock-based compensation	$901,161	$1,336,177	$2,363,871

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the years ended December 31, as follows:

	2012	2011	2010

Dividend yield	0%	0%	0%
Expected price volatility	121 to 127%	119 to 120%	110 to 119%
Risk free interest rate	.60 to 1.03%	1.32 to 2.14%	1.60 to 2.62%
Expected term	5 years	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the year ended December 31, 2012, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	215,321	$53.94
Granted	540,378	2.29
Exercised	—	—
Forfeited	(47,759)	61.79

Outstanding at December 31, 2012	707,940	$13.98	8.8	$228,800

Exercisable at December 31, 2012	199,505	$40.17	6.2	$16,250

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2012.

During the year ended December 31, 2012, 540,378 options were granted under the Plan to employees, officers, directors and consultants with a weighted average exercise price at grant date of $2.29 per option.   Included in the 540,378 options issued, the independent directors were granted a total of 151,992 options at an average exercise price of $2.28 per share; 12,502 of these director options were granted at an exercise price of $4.26 per share, vesting over a three year period annually in arrears and 139,490 director options were granted at an exercise price of $2.10 per share vesting after one year. Officers were granted a total of 301,362 options at an average exercise price of $2.29 per share; 40,668 officer options were granted at an average exercise price of $3.50 per share, vesting over a twelve month period following grant and 260,694 officer options were granted at an exercise price of $2.10 per share, vesting after one year.  Employees were granted a total of 62,024 options at an average exercise price of $2.46 per share, 11,142 employee options at an average exercise price of $4.11 per share which vest over a twelve month period following grant and 50,882 options were granted at an exercise price of $2.10 per share, vesting after one year. Substantially all of the grants to officers and employees were awarded as retention incentive options.  The Company also issued 25,000 options to a consultant at an exercise price of $1.91 per share, vesting after ninety days. All options granted under the Company’s 2002 Stock Incentive Plan expire ten years from the grant date.

During the year ended December 31 2012, a total of 47,759 options that were granted under the Plan to directors, employees, including an officer, and consultants were forfeited, 23,283 of which were vested and 24,476 were unvested.  The options were exercisable at an average of $61.79 per share and were forfeited upon the employees’ termination from the Company.   During the year ended December 31, 2012, no options were exercised.

During the year ended December 31, 2011, 52,267 stock options were granted under the Plan to employees, officers, directors, and consultants with a weighted average fair value at the grant date of $19.14 per option. Included in the 52,267 options issued, existing directors and officers were granted a total of 40,834 options at an exercise price of $19.02 per share and existing employees were granted 4,317 options at an exercise price of $18.30 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  Four newly hired employees were granted a total of 450 options at $19.86 per share, all vesting over a three-year period annually in arrears and expiring in ten years.  The Company also issued 6,667 non-qualified options to a consultant at an exercise price of $20.40 per share which expire in ten years.   These non-qualified options are performance related with vesting tied to achieving specific APPY1 clinical and regulatory milestones. During the year ended December 31, 2011, no options were exercised.

During the year ended December 31, 2011, a total of 20,912 options granted under the Plan were forfeited, 11,402 of which were vested and 9,510 which were unvested.  The options were exercisable at an average of $52.50 per share and were forfeited upon the employees’, officers and consultant’s termination from the Company. During the year ended December 31, 2010, a total of 1,523 options were forfeited, 445 of which were vested and 1,078 were unvested.   The options were exercisable at an average of $79.50 per share and were forfeited upon the employees’ terminations from the Company.

During the year ended December 31, 2010, 46,600 stock options were granted under the Plan to employees, officers, directors and consultants with a weighted average fair value at the grant date of $51.30 per option.  During the year ended December 31, 2010, consultants exercised 8,702 options outstanding under the Company’s Plan generating $291,028 in cash and which had an intrinsic value when exercised of $371,130.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the years ended December 31, 2012, 2011 and 2010, was $1,486,000, $2,063,000 and $2,327,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 432,000 options, are expected to vest in the future, under their terms. A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors and consultants during the year ended December 31, 2012 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	88,986	$35.64	$28.98
Granted	540,378	2.29	1.92
Vested	(96,453)	18.92	15.40
Forfeited	(24,476)	28.58	23.35

Nonvested at December 31, 2012	508,435	$3.70	$3.07

At December 31, 2012, based upon employee, officer, director and consultant options granted to that point, there was approximately $914,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Effective as of January 1, 2013, in connection with the addition of a new director, 48,000 stock options were issued to the director, under the Plan, exercisable at $2.56 per share. The options expire ten years from date of grant and vest as to 50% of the total over three years, annually in arrears and the remaining 50% commencing quarterly in advance upon the grant date over the following four quarters. During January 2013, in connection with its annual option grant award cycle, 426,270 options were issued under the Plan to directors, officers and employees, at an exercise price of $2.04 per share. The options expire ten years from date of grant and vest as to non-employee directors quarterly in advance over four quarters and as to officers, and employees 50% upon the six month anniversary of grant date and the balance equally over the following six quarters in arrears. Subsequent to December 31, 2012, 6,582 options related to employee terminations expired which were exercisable at an average of $2.42 per share.

Other common stock purchase options and warrants:

As of December 31, 2012, in addition to the stock incentive plan options discussed above, the Company had 598,507 non-qualified options and warrants outstanding in connection with offering warrants, an officer’s employment and investor relations consulting.

The Company utilized assumptions in the estimation of the fair value of stock-based compensation for the years ended December 31, as follows:

	2012	2011	2010

Dividend yield	0%	0%	0%
Expected price volatility	121%	119 to 145%	128 to 130%
Risk free interest rate	0.74%	1.20 to 1.95%	1.26 to 1.70%
Contractual term	5 years	3 to 10 years	3 years

Operating expenses for the years ended December 31, 2012, 2011 and 2010, include approximately $71,000, $92,000 and $61,000, respectively, related to non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the year ended December 31, 2012:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	282,178	$8.70
Granted	325,000	2.56
Exercised	—	—
Forfeited	(8,671)	33.44

Outstanding at December 31, 2012	598,507	$5.01	4.6	$18,300

Exercisable at December 31, 2012	285,174	$7.74	4.6	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2012.

In June 2012, the Company completed a $12.2 million public offering of securities and in connection with that offering, granted the Underwriter warrants to purchase a total of 305,000 shares of common stock.  These warrants which are included in the above table are not exercisable until June 2013 at an exercise price of $2.50 per share, and expire in June 2017.  Included at December 31, 2012 in the 598,507 total outstanding options and warrants are 572,505 non-compensatory rights granted in connection with public offerings and 26,002 rights issued under compensatory arrangements.

During the year ended December 31, 2012, the Company hired a Senior Vice President and Chief Commercial Officer who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board of Directors approved an employment-inducement grant made outside of the Company’s Plan, and granted 20,000 options which are exercisable at $3.42 per share. The options vest as to 50% of the total on the six month anniversary following the grant date and the remaining 50% vesting one-sixth monthly over months seven through twelve following the grant date. The options expire ten years from the grant date. During the year ended December 31, 2012, 2,004 vested options previously granted to an investor relations firm expired.

During the year ended December 31, 2011, the Company hired a Vice President of Marketing and Business who previously had a consulting relationship with the Company.  As part of the employment arrangement, the Board approved an employment-inducement grant made outside of the Company’s Stock 2002 Incentive Plan, and he was granted 6,667 options for services which are exercisable at $19.50 per share. The options were scheduled to vest equally over a three year period however they were forfeited upon the officer’s termination from the Company in 2012. Also, during the year ended December 31, 2011, an investor relations firm was granted 5,000 warrants to purchase shares of common stock scheduled to vest equally over twelve months from the date of grant and are exercisable at $30.00 per share and expire in three years. During the year ended December 31, 2011, 4,584 investor relations consultant options expired of which 1,500 were exercisable at $360.00 per share, 1,251 options were exercisable at $180.30 per share, 1,667 options were exercisable at $167.10 per share and 166 options at $ $149.70 per share.  In addition 22,892 warrants granted at $144.60 per share in connection with the 2010 public registered direct offering expired.

During the year ended December 31, 2010, 23,892 stock options and warrants were granted to an investor relations firm and under a registered direct offering with a weighted average fair value at the grant date of $141.00 per option.

During the years ended December 31, 2012, 2011 and 2010, no options granted outside of the Plan were exercised.

The total fair value of stock options granted to an investor relations consulting firm that vested and became exercisable during the years ended December 31, 2012, 2011 and 2010, was $89,000, $61,000 and $61,000, respectively.

A summary of the activity of nonvested, non-qualified options and warrants granted outside of the Plan in connection with employment and investor relations consulting services for the year ended December 31, 2012, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	7,917	$21.18	$16.14
Granted	20,000	3.42	2.84
Vested	(15,137)	7.97	5.89
Forfeited	(4,447)	19.50	16.11

Nonvested at December 31, 2012	8,333	$3.42	$2.84

At December 31, 2012, there was approximately $22,000 in unrecognized cost for non-qualified options that will be recorded over a weighted average future period of less than one year.

Subsequent to December 31, 2012, 501 investor relations options which were exercisable at $54.00 per share expired.

Note 7.  Animal Health License Agreements:

Effective May 1, 2004 Washington University in St. Louis (WU) and Venaxis entered into an Exclusive License Agreement (WU License Agreement) which grants Venaxis exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) expire.  Venaxis has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Venaxis carry a mid-single digit royalty rate and for sublicense fees received by Venaxis carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Venaxis with ninety days advance notice at any time and by WU with sixty days advance notice if Venaxis materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with a licensee (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2012.

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

Under the License Agreement as of December 31, 2012, the following future license fees and milestone payments are provided, assuming future milestones are successfully achieved:

•	License fees of $408,000 payable in quarterly installments of $204,000;
•	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
•	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
•	Royalties, at low double digit rates, based on sales of licensed products.

Revenue recognition related to the License Agreement and WU Agreement is based primarily on the Company’s consideration of ASC No. 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,182,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of December 31, 2012, deferred revenue of $79,803 has been classified as a current liability and $1,081,706 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the year ended December 31, 2012, $20,571 was recorded as the amortized license fee revenue arising from the License Agreement.

A tabular summary of the revenue categories and amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,512,000
Third party obligations recorded, including WU	(329,920)
Deferred revenue balance	1,182,080
Revenue amortization to December 31, 2012	(20,571)

Net deferred revenue balance at December 31, 2012	$1,161,509

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

The animal health technology, licensed from WU in 2004 was sub-licensed in 2008 to Novartis Animal Health (“Novartis”) under a long-term world-wide development and marketing agreement. In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement.  Under the Novartis termination Agreement, the original termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  At December 31, 2012, the remaining outstanding termination obligation totaled $397,588 which is due in 2013. Between 2008 and 2011, the Company received up-front license fees which were recorded, net of the amounts due to WU, in accordance with ASC No. 808. The non-refundable net amount of $810,000 was being amortized to license fee revenue over the 152 month original license period.  During the years ended December 31, 2011 and 2010, $62,179 and $68,394, respectively, was recorded as the amortized license fee revenue arising from the Novartis License Agreement.  Upon execution of the Termination Agreement with Novartis, the Company recorded a gain of $938,896, arising from the elimination of both the $900,000 in remaining deferred revenue and the net accounts payable to Novartis the total of which exceeded the net settlement obligation to Novartis.  As of the date of termination, future amortization of the deferred revenue was terminated.

Note 8.  Other income:

In 2010, the Company received $244,479 from the U.S. Department of Treasury under the qualifying therapeutic discovery project under Section 48D of the Internal Revenue Code which is included in other income for the year ended December 31, 2010.

Note 9.  Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2012	2011	2010

Federal income tax benefit at 34%	$(3,132,000)	$(3,473,000)	$(4,535,000)
State income tax net of federal tax effect	(276,000)	(306,000)	(400,000)
Permanent items	339,000	504,000	881,000
Other	121,000	—	—
Valuation allowance	2,948,000	3,275,000	4,054,000
	$—	$—	$—

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $68 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2032. A valuation allowance was recorded at December 31, 2012 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets (liabilities):
Net operating loss carry forwards	$25,100,000	$22,767,000

Property and equipment	32,000	8,000
Patents and other intangible assets	17,000	23,000
Other	—	15,000
Deferred revenue	551,000	—
Research and development credit	753,000	692,000

Deferred tax asset	26,453,000	23,505,000
Valuation allowance	(26,453,000)	(23,505,000)

	$—	$—

Note 10.  Commitments and contingencies:

Commitments:

Employment commitments:

As of December 31, 2012, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling $780,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On September 1, 2010, the Company received a complaint, captioned Mark Chipman v. AspenBio Pharma, Inc. (now Venaxis, Inc.), Case No. 2:10-cv-06537-GW-JC (“Chipman Suit”).  The complaint was filed in the U.S. District Court in the Central District of California by an individual investor.  The complaint included allegations of fraud, negligent misrepresentation, violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5, and violations of Sections 25400 and 25500 of the California Corporations Code, all related to the Company’s blood-based acute appendicitis test in development.  On the Company’s motion, the action was transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action was assigned a District of Colorado Civil Case No. 11-cv-00163-REB-KMT.

On October 7, 2011, the Company filed a motion to dismiss the complaint. On September 17, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiff’s claims against the Company without prejudice.  On the same day, the court also entered final judgment without prejudice in favor of the Company and against the plaintiff in the Chipman Suit. The plaintiff in the Chipman Suit did not file a Notice of Appeal.

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 (“Wolfe Suit”).  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development known as AppyScore.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.  Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

 On October 7, 2011, the Company filed a motion to dismiss the amended complaint, and the plaintiff’s response and the Company’s reply thereto were subsequently filed. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice.  On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit.  The Order to dismiss the action found in favor of the company and all of the individual defendants.  On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.  The plaintiffs filed their opening brief with the Tenth Circuit Court of Appeals on March 1, 2013.

 On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovsky v. Pusey, et al, Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors.  The complaint also names the Company as a nominal defendant.  The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011, and this action continues to be stayed.  On October 18, 2012, the parties filed a Joint Status Report, reporting on updates in the Chipman Suit and the Wolfe Suit and stating that the stay should remain in place at this time and that a further status report should be submitted after appeals in the Wolfe Suit have been resolved.  On October 25, 2012, the magistrate judge issued a recommendation that the case be administratively closed, subject to reopening for good cause.  The U.S. District Court on November 14, 2012, accepted the recommendation and ordered this action administratively closed, subject to reopening for good cause.

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

Note 11.  Supplemental data:  Selected quarterly financial information (unaudited)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2012 quarters ended:
Total revenues	$7,000	$27,000	$6,000	$2,000
Gross margin	$7,000	$27,000	$6,000	$1,000
Net loss	$(1,938,000)	$(2,310,000)	$(2,460,000)	$(2,504,000)
Loss per share - Basic and diluted	$(1.20)	$(1.19)	$(.32)	$(0.87)
Market price of common stock
High	$5.88	$4.44	$2.77	$2.93
Low	$3.90	$1.88	$1.33	$2.04

Fiscal 2011 quarters ended:
Total revenues	$97,000	$55,000	$22,000	$45,000
Gross margin	$85,000	$52,000	$22,000	$44,000
Net loss	$(2,806,000)	$(2,787,000)	$(3,064,000)	$(1,557,000)
Loss per share - Basic and diluted	$(2.10)	$(2.10)	$(2.28)	$(0.96)
Market price of common stock
High	$25.50	$23.61	$22.50	$17.53
Low	$16.80	$18.60	$14.40	$5.82

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits:

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (2)
3.1.3	Articles of Amendment to the Articles of Incorporation filed July 29, 2011 (15)
3.1.4	Articles of Amendment to the Articles of Incorporation filed June 19, 2012 (21)
3.1.5	Articles of Amendment to the Articles of Incorporation, as amended, of Venaxis, Inc., dated and filed December 12, 2012. (23)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Certificate of Common Stock (22)
4.2	Form of Common Stock Warrant between Venaxis and Liolios Group, Inc. (10)
4.3	Form of Warrant between the Company and each of the investors signatories to the Securities Purchase Agreement dated December 23, 2011 (16)
4.4	Form of Warrant between the Company and the underwriter under each of an Underwriting Agreement dated June 19, 2012, November 14, 2012 and November 15, 2012, respectively (21)
10.1	2002 Stock Incentive Plan, as amended and restated effective July 1, 2007 (11)
10.1.1	Amendment to 2002 Stock Incentive Plan, dated June 9, 2008 (10)
10.1.2	Amendment to 2002 Stock Incentive Plan, dated November 20, 2009 (10)
10.1.3	Amendment to 2002 Stock Incentive Plan, dated November 22, 2010 (12)
10.1.4	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, dated July 8, 2011 (14)
10.1.5	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, of Venaxis, Inc., effective May 22, 2012. (19)
10.1.6	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, of Venaxis, Inc., effective December 11, 2012. (23)
10.2	Form of Underwriting Agreement (21)
10.3	Placement Agency Agreement, dated December 23, 2011, between the Company and Landenburg Thalmann & Co. Inc. (16)
10.3.1	Form of Securities Purchase Agreement between the Company and the investors signatories thereto. (16)
10.4	Exclusive License Agreement, dated May 1, 2004 between Venaxis and The Washington University, as amended. (9)
10.5	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.5.1
Loan Agreement between Venaxis, Inc. and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)

10.5.2	Promissory Note dated June 13, 2003 by Venaxis, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.5.3	Unconditional Guarantee dated June 13, 2003 by Venaxis, Inc. to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.6	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (5)
10.6.1	Amendment to Exclusive License Agreement with Novartis Animal Health, Inc., dated July 26, 2010 (13)
10.6.2	Termination and Settlement Agreement with Novartis Animal Health, Inc., dated November 15, 2011 (17)
10.7	Executive Employment Agreement with Jeffrey McGonegal, effective as of February 10, 2009. (6)
10.8	Assignment and Consultation Agreement, dated May 29, 2003, between Venaxis and John Bealer, M.D. (7)
10.9	Executive Employment Agreement with Greg Pusey effective as of January 1, 2010. (10)
10.10	Executive Employment Agreement with Stephen Lundy effective as of March 24, 2010. (8)
10.11	Form of Stock Option Agreement under the 2002 Stock Incentive Plan, as amended and restated and amended. (10)
10.12	Non-Employee Director Compensation. *
10.13	Executive Employment Agreement between Venaxis, Inc. and Donald Hurd, dated May 23, 2012. (20)
10.14	Exclusive License Agreement, dated July 25, 2012, between Ceva Santé Animale S.A. and Venaxis, Inc. (20)
14	Form of Code of Ethics *
23	Consent of GHP Horwath, P.C. *
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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

____________________

*	Filed herewith.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (File no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005.
(3)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(6)	Incorporated by reference from the registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.
(7)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.
(8)	Incorporated by reference from the registrant's Report on Form 8-K dated March 25, 2010, filed March 26, 2010.
(9)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010.
(10)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.
(11)	Incorporated by reference from the registrant’s Registration Statement on Form S-8, filed June 22, 2007.
(12)	Incorporated by reference from the registrant’s Report on Form 8-K, dated November 22, 2010 and filed November 29, 2010.
(13)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2010, filed April 15, 2011.
(14)	Incorporated by reference from the registrant’s Report on Form 8-K, dated July 8, 2011 and filed July 13, 2011.
(15)	Incorporated by reference from the registrant’s Report on Form 8-K, dated and filed July 29, 2011.
(16)	Incorporated by reference from the registrant’s Report on Form 8-K, dated December 23, 2011 and filed December 28, 2011.
(17)	Incorporated by reference from the registrant's Report on Form 10-K/A for the year ended December 31, 2011, filed April 9, 2012.
(18)	Incorporated by reference from the registrant’s Report on Form 8-K, dated May 23, 2012 and filed May 24, 2012.
(19)	Incorporated by reference from the registrant’s Report on Form 8-K, dated May 22, 2012 and filed May 24, 2012.
(20)	Incorporated by reference from the registrant’s Report on Form 8-K, dated July 25, 2012 and filed July 30, 2012.
(21)	Incorporated by reference from the registrant’s Report on Form 8-K, dated June 19, 2012 and filed June 20, 2012.
(22)	Incorporated by reference from the registrant’s Report on Form 8-K, dated and filed June 25, 2012.
(23)	Incorporated by reference from the registrant’s Report on Form 8-K, dated December 11, 2012 and filed December 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 26, 2013 by the undersigned thereunto duly authorized.

VENAXIS, INC.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 26, 2013 in the capacities indicated.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer and Director (principal executive officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Gail S. Schoettler
Gail S. Schoettler, Non-Executive Chair and Director

/s/ Daryl J. Faulkner
Daryl J. Faulkner, Director

/s/ David E. Welch
David E. Welch, Director

/s/ John H. Landon
John H. Landon, Director

/s/ Susan A. Evans
Susan A. Evans, Director