Form 10-Q
period 2013-03-31
Venaxis, Inc.
filed 2013-05-07
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of no par value common stock outstanding as of May 6, 2013 was 9,954,380.

VENAXIS, INC.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$2,491,838	$10,977,974
Short-term investments (Note 1)	6,775,800	1,162,904
Prepaid expenses and other current assets	286,761	387,480

Total current assets	9,554,399	12,528,358

Property and equipment, net (Note 2)	2,428,789	2,484,539

Other long term assets, net (Notes 1 and 3)	1,610,964	1,601,894

Total assets	$13,594,152	$16,614,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$704,782	$613,925
Accrued compensation	31,695	452,878
Accrued expenses	452,749	642,055
Notes and other obligations, current portion (Note 4)	1,945,383	2,290,292
Deferred revenue, current portion (Note 7)	84,995	79,803

Total current liabilities	3,219,604	4,078,953

Notes and other obligations, less current portion (Note 4)	746,776	763,132
Deferred revenue, less current portion (Note 7)	1,254,719	1,081,706

Total liabilities	5,221,099	5,923,791

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 30,000,000 shares authorized;
9,954,380 shares issued and outstanding	85,408,355	84,924,133
Accumulated deficit	(77,035,302)	(74,233,133)

Total stockholders' equity	8,373,053	10,691,000

Total liabilities and stockholders' equity	$13,594,152	$16,614,791

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three Months Ended March 31
(Unaudited)

	2013	2012

Sales	$—	$7,275
Cost of sales	—	184

Gross profit	—	7,091

Other revenue – fee (Note 7)	18,655	—

Operating expenses:
Selling, general and administrative	1,427,955	1,204,675
Research and development	1,411,973	676,618

Total operating expenses	2,839,928	1,881,293

Operating loss	(2,821,273)	(1,874,202)

Other income (expense), net	19,104	(64,069)

Net loss	$(2,802,169)	$(1,938,271)

Basic and diluted net loss per share (Note 1)	$(0.28)	$(1.21)

Basic and diluted weighted average number
of shares outstanding (Note 1)	9,954,380	1,608,146

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Three Months Ended March 31
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(2,802,169)	$(1,938,271)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	484,222	221,996
Depreciation and amortization	86,808	112,325
Impairment charges	—	41,950
Amortization of license fees	(18,655))	—
Change in:
Accounts payable	90,857	(121,135)
Accounts receivable	—	28,028
Prepaid expenses and other current assets	100,719	109,043
Deferred revenue	196,860	—
Accrued compensation	(421,183))	—
Accrued expenses	(189,306)	(188,522)

Net cash used in operating activities	(2,471,847)	(1,734,586)

Cash flows from investing activities:
Purchases of short-term investments	(5,612,896)	—
Sales of short-term investments	—	441,346
Purchases of property and equipment	(10,844))	—
Purchases of patent and trademark application costs	(29,284))	(23,099)

Net cash provided by investing activities	(5,653,024)	418,247

Cash flows from financing activities:
Repayment of notes payable and other obligations	(361,265)	(335,303)

Net cash used in financing activities	(361,265)))	(335,303)

Net decrease in cash and cash equivalents	(8,486,136))	(1,651,642)

Cash and cash equivalents at beginning of period	10,977,974	2,968,104

Cash and cash equivalents at end of period	$2,491,838	$1,316,462

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$47,120	$64,768

See Accompanying Notes to Unaudited Condensed Financial Statements

   Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the “Company,”  “we,” or “Venaxis”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2013 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended March 31, 2013 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2013, the Company had approximate balances of cash and liquid investments of $9,268,000, working capital of $6,335,000, stockholders’ equity of $8,373,000 and an accumulated deficit of $77,035,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2013 and at least into 2014.  If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels. In addition, the Company’s first mortgage which is held by a commercial bank requires a balloon payment of approximately $1.6 million due in July, 2013. Subsequent to March 31, 2013, the Company received a loan commitment to refinance the commercial bank obligation (Note 4).

Management’s strategic plans include the following:

-	continuing to advance development of the Company’s principal product, APPY1;
-	pursuing additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies;
-	continuing to monitor and implement cost control initiatives to conserve cash; and
-	refinancing the portion of the mortgage payable in July 2013.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (“FDA”) clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of March 31, 2013, 24% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 5% of the portfolio and none with maturities past January 2014. To date, the Company’s cumulative realized market loss from the investments has not been in excess of $5,000.  For the three months ended March 31, 2013, there was approximately $38,869 in unrealized loss, no realized gain or loss, and $3,893 in management fees.  For the three months ended March 31, 2012, there was approximately $1,260 in unrealized income, no realized gain or loss, and $657 in management fees.

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

Level 1— quoted prices (unadjusted) in active markets for identical assets or liabilities;

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of March 31, 2013 and December 31, 2012.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period.  The increase in the weighted average number of common shares outstanding in the period ended March 31, 2013, as compared to the same 2012 period resulted from common share issuances in 2012 subsequent to March 31, 2012. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 1,774,000 shares and 2,862,000 shares for the three month periods ended March 31, 2013 and 2012, respectively) would be to decrease the net loss per share.

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

A reconciliation of basic and diluted weighted average number of shares outstanding adjusted for the Reverse Stock Split for the three month period ended March 31, 2012 was 9,633,321 shares on a pre-split basis and 1,608,146 shares on a post-split basis.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	252,197	251,049
Laboratory equipment	1,212,668	1,211,418
Office and computer equipment	412,138	403,692

	5,573,742	5,562,898
Less accumulated depreciation	3,144,953	3,078,359

	$2,428,789	$2,484,539

Depreciation expense totaled approximately $67,000 and $94,000 for the three month periods ended March 31, 2013 and 2012, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012

Patents, trademarks and applications, net of accumulated amortization of $364,479 and $345,692	$1,221,195	$1,210,698
Goodwill	387,239	387,239
Other	2,530	3,957

	$1,610,964	$1,601,894

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $75,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the three months ended March 31, 2013 and approximately $42,000 of patent impairment charges during the three months ended March 31, 2012.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012

Mortgage notes	$2,402,823	$2,435,073
Termination obligation	200,509	397,588
Other short-term installment obligations	88,827	220,763

	2,692,159	3,053,424
Less current portion	1,945,383	2,290,292

	$746,776	$763,132

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the effective rate for 2013 and 2012, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which currently includes approximately $8,600 per month in contractual interest, through July 2013 when the then remaining principal balance is due which is estimated to be approximately $1.6 million. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which currently includes approximately $4,100 per month in contractual interest and fees.

Subsequent to March 31, 2013, the Company received a commitment from its current lender to refinance the commercial bank portion of the mortgage. Based on the letter of commitment received the Company’s expectation is that the new loan will close as proposed prior to July 2013. The proposed terms include an amortization period of fifteen years, with a balloon maturity at five years and the interest rate fixed at 3.95%. The expected monthly payments will be approximately $11,700, including $5,200 in contractual interest.

Termination obligation:

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement (Note 7).  Under the Novartis Termination Agreement, the termination obligation originally totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and in six equal subsequent quarterly installments of $204,000 each.  The Company discounted this obligation for financial reporting purposes to $1,303,000, using an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings).  At March 31, 2013, the remaining outstanding termination obligation totaled approximately $201,000 which is due in June, 2013.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $1,929,000 for the remainder of 2013, $65,000 in 2014, $68,000 in 2015, $71,000 in 2016 and $559,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders’ equity:

During the three months ended March 31, 2013 and 2012, respectively, there were no equity issuances.

Note 6. Stock options and warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company’s 2002 Stock Incentive Plan, as amended (the “Plan”), and non-qualified options and warrants issued outside of the Plan. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the three-month periods ended March 31, as follows:

	2013	2012

Stock options to employees and directors	$483,625	$197,402
Stock options to consultants for:
Investor relations activities	—	20,227
APPY1 activities	597	1,491
Animal health activities	—	2,876

Total stock-based compensation	$484,222	$221,996

The above expenses are included in the accompanying Statements of Operations for the periods ended March 31, in the following categories:

	Three Months Ended
	2013	2012

Selling, general and administrative expenses	$483,625	$220,505
Research and development expenses	597	1,491

Total stock-based compensation	$484,222	$221,996

During the three months ended March 31, 2013 and 2012, respectively, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. During the three months ended March 31, 2012, no stock options were granted under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the three months ended March 31, 2013 as follows:

2013

Dividend yield	0%
Expected price volatility	127-128%
Risk free interest rate	0.72-0.76%
Expected term	5 years

Operating expenses for the three month periods ended March 31, 2013 and 2012, include $470,000 and $193,000, respectively, for the value of the stock options issued under the Plan.

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the three months ended March 31, 2013, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	707,940	$13.98
Granted	474,270	2.09
Exercised	—	—
Forfeited	(6,644)	2.43

Outstanding at March 31, 2013	1,175,566	$9.25	9.05	$85,200

Exercisable at March 31, 2013	261,506	$33.15	6.72	$10,400

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2013.

During the three months ended March 31, 2013, 474,270 options were granted under the Plan to employees, officers, directors and consultants with a weighted average exercise price at grant date of $2.09 per option.   Included in the 474,270 options issued, the non-employee directors were granted a total of 168,000 options at an average exercise price of $2.19 per share of which majority vest quarterly over a one-year period, officers were granted 292,000 options at an average exercise price of $2.04 per share vesting over a twenty-four month period and employees were granted 14,270 options at an average exercise price of $2.04 per share which vest over a twenty-four month period following grant. All options granted under the Company’s 2002 Stock Incentive Plan expire ten years from the grant date.

During the three months ended March 31, 2013, a total of 6,644 options that were granted under the Plan to employees were forfeited, of which all were unvested.  The options were exercisable at an average of $2.43 per share and were forfeited upon the employees’ terminations from the Company.   During the three months ended March 31, 2012, a total of 119,721 options that were granted under the Plan to employees, including an officer, were forfeited, 4,667 of which were vested and 115,054 were unvested.  The options were exercisable at an average of $4.60 per share and were forfeited upon the employees’ terminations from the Company.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the three months ended March 31, 2013 and 2012, was $532,000 and $1,142,000, respectively.   Based upon the Company’s experience, approximately 85% of the outstanding nonvested stock options, or approximately 777,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the three months ended March 31, 2013 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	508,435	$3.70	$3.07
Granted	474,270	2.09	1.78
Vested	(62,001)	10.55	8.58
Forfeited	(6,644)	2.43	2.04

Nonvested at March 31, 2013	914,060	$2.41	$2.03

At March 31, 2013, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $1,150,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Subsequent to March 31, 2013, a total of 10,000 stock options were granted to a newly hired employee exercisable at the then fair market value of $1.99, per share, vesting over a three year period annually in arrears. Additionally, effective as of May 1, 2013, in connection with the appointment of a new non-employee director, 41,333 stock options were granted, exercisable at the then fair market value of $1.75 per share, and vesting over a three-year period in arrears of the date of the grant for 24,000 of the options and in three equal installments on May 1, July 1 and October 1, 2013, respectively, for the remaining 17,333 options.

Other common stock purchase options and warrants:

As of March 31, 2013, in addition to the stock incentive plan options discussed above, the Company had outstanding 598,006 non-qualified options and warrants in connection with offering warrants, officers’ employment and investor relations consulting that were not issued under the Plan.

During the three month periods ended March 31, 2013 and 2012, respectively, no stock options were granted outside of the Plan.

Operating expenses for the three months ended March 31, 2013 and 2012, include approximately $14,000 and $29,000, respectively, for the value of the non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the three months ended March 31, 2013:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	598,507	$5.01
Granted	—	—
Exercised	—	—
Forfeited	(501)	54.00

Outstanding at March 31, 2013	598,006	$4.97	4.37	$—

Exercisable at March 31, 2013	289,673	$7.59	4.47	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2013.

In June 2012, the Company completed a $12.2 million public offering of securities and in connection with that offering, granted the underwriter warrants to purchase a total of 305,000 shares of common stock.  These warrants which are included in the above table are not exercisable until June 2013 at an exercise price of $2.50 per share, and expire in June 2017.  Included at March 31, 2013 in the 598,006 total outstanding options and warrants are 572,505 non-compensatory rights granted in connection with public offerings and 25,501 rights issued under compensatory arrangements.

The total fair value of stock options previously granted to an investor relations consulting firm and to certain officers that vested and became exercisable during the three months ended March 31, 2013 and 2012, was $14,178 and $56,033, respectively.

A summary of the activity of nonvested, non-qualified options and warrants granted outside of the Plan in connection with employment and investor relations consulting services during the three months ended March 31, 2013, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	8,332	$3.42	$2.84
Granted	—	—	—
Vested	(5,000)	3.42	2.84
Forfeited	—	—	—

Nonvested at March 31, 2013	3,332	$3.42	$2.84

At March 31, 2013, there was approximately $8,000 in unrecognized cost for non-qualified options that will be recorded over a weighted average future period of less than one year.

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

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with a licensee (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2013.

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

Under the License Agreement as of March 31, 2013, the following future license fees and milestone payments are provided, assuming future milestones are successfully achieved:

•	License fees of $204,000 payable in June 2013;
•	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
•	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
•	Royalties, at low double digit rates, based on sales of licensed products.

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,182,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of March 31, 2013, deferred revenue of $84,995 has been classified as a current liability and $1,254,719 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the three months ended March 31, 2013, $18,655 was recorded as the amortized license fee revenue arising from the License Agreement.

A tabular summary of the revenue categories and amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts received / achieved	$1,716,000
Third party obligations recorded, including WU	(337,060)
Deferred revenue balance	1,378,940
Revenue amortization to March 31, 2013	(39,226)

Net deferred revenue balance at March 31, 2013	$1,339,714

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

The animal health technology licensed from WU in 2004 was sub-licensed in 2008 to Novartis Animal Health (“Novartis”) under a long-term world-wide development and marketing agreement. In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement.  Under the Novartis Termination Agreement, the original termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  At March 31, 2013, the remaining outstanding termination obligation totaled $200,509 which is due in 2013. Between 2008 and 2011, the Company received up-front license fees which were recorded, net of the amounts due to WU, in accordance with ASC 808. Prior to the Novartis Termination Agreement the non-refundable net amount of $810,000 was being amortized to license fee revenue over the 152 month original license period. Upon execution of the Termination Agreement with Novartis, the Company recorded a gain of $938,896, arising from the elimination of both the $900,000 in remaining deferred revenue and the net accounts payable to Novartis the total of which exceeded the net settlement obligation to Novartis.  As of the date of termination, future amortization of the deferred revenue was terminated.

Note 8.  Commitments and contingencies:

Employment commitments:

As of March 31, 2013, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling $780,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 (“Wolfe Suit”).  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action was assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice.  On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit.  The Order to dismiss the action found in favor of the company and all of the individual defendants.  On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.  The plaintiffs filed their opening brief with the Tenth Circuit Court of Appeals on March 1, 2013.  The Company filed its answering brief with the Tenth Circuit Court of Appeals on April 8, 2013.  The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovsky v. Pusey, et al, Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors.  The complaint also names the Company as a nominal defendant.  The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011.  On October 18, 2012, the parties filed a Joint Status Report, reporting on updates in the Wolfe Suit and stating that the stay should remain in place at this time and that a further status report should be submitted after the appeal in the Wolfe Suit has been resolved.  On October 25, 2012, the magistrate judge issued a recommendation that the case be administratively closed, subject to reopening for good cause.  The U.S. District Court on November 14, 2012, accepted the recommendation and ordered this action administratively closed, subject to reopening for good cause.

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

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management's opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2013, the Company had cash and liquid investments of approximately $9,268,000 working capital of approximately $6,335,000, total stockholders’ equity of approximately $8,373,000 and an accumulated deficit of approximately $77,035,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, initial commercial and marketing activities, consulting expenses and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2013 and at least into 2014.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels. Subsequent to March 31, 2013, the Company received a loan commitment to refinance a $1.6 million mortgage obligation payable in July 2013 (Note 4).

Management’s strategic plans include the following:

-	continuing to advance development of the Company’s products, particularly APPY1;
-	pursuing additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies;
-	continuing to monitor and implement cost control initiatives to conserve cash; and
-	refinancing the portion of the mortgage payable in July 2013.

Results of Operations

Comparative Results for the Three Months Ended March 31, 2013 and 2012

No sales were recorded for the three months ended March 31, 2013 as compared to the 2012 period with $7,300 in sales. The decrease is attributable to the Company’s previous strategic decision to suspend antigen production and focus available resources on the acute appendicitis test product development activities.

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with a licensee (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the three months ended March 31, 2013, $18,655 of such license payments was recognized as revenue.

Selling, general and administrative expenses in the three months ended March 31, 2013 totaled $1,428,000, which is a $224,000 or 19% increase as compared to the 2012 period. Commercialization and marketing expenses increased by approximately $132,000 in the 2013 period as the Company advanced on its product commercialization strategy. During the three months ended March 31, 2013, expenses associated with legal fees incurred on contractual matters increased by approximately $33,000.

Research and development expenses in the three months ended March 31, 2013 totaled $1,412,000, which is approximately a $735,000 or 109% increase as compared to the 2012 period. Appendicitis test development and research expenses increased by approximately $574,000 in 2013 as compared to 2012, due primarily to commencement of clinical trial activities.  Expenses incurred for the single-chain animal product development decreased by approximately $12,000 in the 2013 period.

Primarily as a result of the higher levels of cash and reduced investment returns for the three months ended March 31, 2013 as compared to the 2012 period, interest income of approximately $13,000 was earned in 2013 as compared to $2,000 in 2012.  Interest expense for the three months ended March 31, 2013, decreased to $44,000, compared to $67,000 in the 2012 period.  During the three-month period ended March 31, 2013, the Company received income of approximately $50,000 in connection with a redemption of its current mutual insurance company.

No income tax benefit was recorded on the net loss for the three months ended March 31, 2013 and 2012, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

At March 31, 2013, we had working capital of $6,335,000, which included cash, cash equivalents and short term investments of $9,268,000.  We reported a net loss of $2,802,000 during the three months ended March 31, 2013, which included $552,000 in net non-cash expenses including stock-based compensation totaling $484,000 and depreciation and amortization totaling $87,000, net of amortization of license fee of $19,000.

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

We expect that our primary expenditures will be to continue enrollment of our FDA clinical trial for APPY1 and to support commercialization and marketing activities of our appendicitis test in Europe following the recent successful completion of CE marking.  Based upon our experience, clinical trial expenses can be significant costs.  During the three month periods ended March 31, 2013 and 2012, we expended approximately $871,000 and $277,000, respectively, in direct costs for APPY1 development and related clinical and regulatory efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for the test. Should we be unable to achieve FDA clearance of the APPY1 appendicitis test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In November 2011, the Company entered into the Novartis Termination Agreement to terminate the 2008 Novartis License Agreement.  Under the Novartis Termination Agreement, the termination obligation totaled $1,374,000, and at March 31, 2013, the remaining outstanding termination obligation totaled approximately $201,000 which is due in June 2013.

During July 2012, the Company entered into a License Agreement with the Licensee, under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s Animal Health Assets.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. Obligation for any license fees due to WU is included in accrued expenses at March 31, 2013.

Under the License Agreement, the following future license fees and milestone payments will be paid to the Company, assuming future milestones are successfully achieved by the Licensee:

•	License fees of $204,000 payable in June 2013;
•	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
•	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
•	Royalties, at low double digit rates, based on sales of licensed products.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development and manufacture of certain of our products for which we are seeking FDA approval. The goal of this development process is to establish current good manufacturing practices (cGMP) required for those products for which we are seeking FDA approval. These development and manufacturing agreements generally contain transfer fees and possible penalty and royalty provisions if we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments. We may also consider acquisitions of development technologies or products, if opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

Capital expenditures, primarily for production, laboratory and facility improvement costs for remainder of the year ending December 31, 2013 are anticipated to total approximately $75,000 to $125,000. We anticipate these capital expenditures to be financed through working capital.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage on our land and building that commenced in July 2003. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and is also personally guaranteed by a former officer of the Company. The interest rate on the bank portion is one percentage over the Wall Street Journal Prime Rate (minimum 7%), with 7% being the effective rate, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $14,200, which currently includes approximately $8,600 per month in contractual interest, through July 2013 when the then remaining principal balance is due, which is estimated to be approximately $1,577,000. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which currently includes approximately $4,100 per month in contractual interest and fees.

Subsequent to March 31, 2013, we received commitment from our current lender to refinance the mortgage. Based on the letter of commitment received our expectation is that the new loan will close prior to July 2013. Such proposed terms include an amortization period of fifteen years, with a maturity at five years and the interest rate fixed at 3.95%. The expected monthly payments will be approximately $11,700, including $5,200 in contractual interest.

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

Operating Activities

Net cash consumed by operating activities was $2,472,000 during the three months ended March 31, 2013. Cash was consumed by the loss of $2,802,000, less non-cash expenses of $484,000 for stock-based compensation and $87,000 for depreciation and amortization.  For the three months ended March 31, 2013, decreases in accounts receivable and prepaid and other current assets of $101,000 provided cash, primarily related to routine changes in operating activities. A net decrease of $98,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related to the payment of 2012 incentive plan amount paid in 2013, offset by increased costs accrued on the APPY1 trial in 2013. Cash provided by operations included an increase of approximately $197,000 in deferred revenue, following the execution of the License Agreement for the Company’s animal health assets.

Net cash consumed by operating activities was $1,735,000 during the three months ended March 31, 2012. Cash was consumed by the loss of $1,938,000, less non-cash expenses of $222,000 for stock-based compensation and $154,000 for depreciation, amortization and impairment charges.  For the three months ended March 31, 2012, decreases in accounts receivable and prepaid and other current assets of $137,000 provided cash, primarily related to routine changes in operating activities. A net decrease of $310,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related to the payment of liabilities associated with the APPY1 trial.

Investing Activities

Net cash outflows from investing activities consumed $5,653,000 during the three months ended March 31, 2013. Purchases of short-term investments totaled approximately $5,613,000. A $29,000 use of cash was attributable to additional costs incurred from patent filings and approximately $11,000 was incurred from purchases of property and equipment.

Net cash inflows from investing activities generated $418,000 during the three months ended March 31, 2012. Sales of marketable securities totaled approximately $441,000.  A $23,000 use of cash was attributable to additional costs incurred from patent filings.

Financing Activities

Net cash outflows from financing activities consumed $361,000 during the three month period ended March 31, 2013 for repayments under existing debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the three months ended March 31, 2013 and $42,000 for the 2012 period.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of March 31, 2013, approximately 24% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 (“Wolfe Suit”).  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action was assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice.  On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit.  The Order to dismiss the action found in favor of the company and all of the individual defendants.  On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.  The plaintiffs filed their opening brief with the Tenth Circuit Court of Appeals on March 1, 2013.  The Company filed its answering brief with the Tenth Circuit Court of Appeals on April 8, 2013.  The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

On January 4, 2011, a plaintiff filed a complaint in the U.S. District Court for the District of Colorado captioned Frank Trpisovsky v. Pusey, et al, Civil Action No. 11-cv-00023-PAB-BNB, that purports to be a shareholder derivative action on behalf of the Company against thirteen individual current or former officers and directors.  The complaint also names the Company as a nominal defendant.  The plaintiff asserts violations of Section 14(a) of the Exchange Act, SEC Rule 14a-9, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On motion of the Company and the individual defendants, the U.S. District Court has stayed this derivative action by order dated March 15, 2011.  On October 18, 2012, the parties filed a Joint Status Report, reporting on updates in the Wolfe Suit and stating that the stay should remain in place at this time and that a further status report should be submitted after the appeal in the Wolfe Suit has been resolved.  On October 25, 2012, the magistrate judge issued a recommendation that the case be administratively closed, subject to reopening for good cause.  The U.S. District Court on November 14, 2012, accepted the recommendation and ordered this action administratively closed, subject to reopening for good cause.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: May 7, 2013		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer