Form 10-Q
period 2013-06-30
Venaxis, Inc.
filed 2013-08-07
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of no par value common stock outstanding as of August 7, 2013 was 21,454,380

VENAXIS, INC.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$9,736,747	$10,977,974
Short-term investments (Note 1)	10,256,328	1,162,904
Prepaid expenses and other current assets	121,164	387,480

Total current assets	20,114,239	12,528,358

Property and equipment, net (Note 2)	2,376,700	2,484,539

Other long term assets, net (Note 3)	1,609,888	1,601,894

Total assets	$24,100,827	$16,614,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$874,917	$613,925
Accrued compensation	46,464	452,878
Accrued expenses	884,108	642,055
Notes and other obligations, current portion (Note 4)	143,962	2,290,292
Deferred revenue, current portion (Note 7)	84,995	79,803

Total current liabilities	2,034,446	4,078,953

Notes and other obligations, less current portion (Note 4)	2,223,765	763,132
Deferred revenue, less current portion (Note 7)	1,233,470	1,081,706

Total liabilities	5,491,681	5,923,791

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
21,454,380 and 9,954,380 shares issued and outstanding	98,789,067	84,924,133
Accumulated deficit	(80,179,921)	(74,233,133)

Total stockholders' equity	18,609,146	10,691,000

Total liabilities and stockholders' equity	$24,100,827	$16,614,791

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three and Six Months Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Sales	$—	$27,241	$—	$34,516
Cost of sales	—	12	—	196

Gross profit	—	27,229	—	34,320

Other revenue - fee	21,249	—	39,904	—

Operating expenses:
Selling, general and administrative	1,354,330	1,393,714	2,782,285	2,598,389
Research and development	1,800,522	880,610	3,212,495	1,557,228

Total operating expenses	3,154,852	2,274,324	5,994,780	4,155,617

Operating loss	(3,133,603)	(2,247,095)	(5,954,876)	(4,121,297)

Other income (expense), net (primarily interest)	(11,016)	(62,664)	8,088	(126,733)

Net loss	$(3,144,619)	$(2,309,759)	$(5,946,788)	$(4,248,030)

Basic and diluted net loss per share (Note 1)	$(0.21)	$(1.19)	$(0.48)	$(2.39)

Basic and diluted weighted average number
of shares outstanding (Note 1)	14,756,578	1,948,717	12,368,745	1,778,433

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Six Months Ended June 30
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(5,946,788)	$(4,248,030)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	895,347	451,197
Depreciation and amortization	171,797	224,452
Impairment charges	2,951	44,554
Amortization of license fees	(39,904)	—
Change in:
Accounts receivable	—	9,820
Prepaid expenses and other current assets	266,316	168,753
Accounts payable	260,992	(145,906)
Accrued compensation	(406,414)	228,100
Accrued expenses	242,053	(1,774)
Deferred revenue	196,860	204,000

Net cash used in operating activities	(4,356,790)	(3,064,834)

Cash flows from investing activities:
Purchases of short-term investments	(12,504,775)	(209,714)
Sales of short-term investments	3,411,351	1,002,866
Purchases of property and equipment	(22,911)	—
Purchases of patent and other assets	(51,992)	(52,944)

Net cash (used in) provided by investing activities	(9,168,327)	740,208

Cash flows from financing activities:
Repayment of notes payable and other obligations	(685,697)	(632,035)
Net proceeds from issuance of common stock	12,969,587	10,938,512

Net cash provided by financing activities	12,283,890	10,306,477

Net (decrease) increase in cash and cash equivalents	(1,241,227)	7,981,851

Cash and cash equivalents at beginning of period	10,977,974	2,968,104

Cash and cash equivalents at end of period	$9,736,747	$10,949,955

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81,647	$125,163

See Accompanying Notes to Unaudited Condensed Financial Statements

   Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the “Company,”  “we,” or “Venaxis”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2013 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended June 30, 2013 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2013, the Company had approximate balances of cash and liquid investments of $19,993,000, working capital of $18,080,000, stockholders’ equity of $18,609,000 and an accumulated deficit of $80,180,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. Following the May 2013 public offering, the Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2013 and into 2014.  If the Company is not able to obtain additional capital when needed, the Company would potentially be required to reduce the scope of its research and development activities or cease operations. The Company is closely monitoring its cash balances, cash needs and expense levels. In May 31, 2013, the Company completed a public offering (Note 5) and refinanced its commercial bank mortgage obligation (Note 4).

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (“FDA”) clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of June 30, 2013, 44% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 5% of the portfolio and none with maturities past June 2014. To date, the Company’s cumulative realized market loss from the investments has not been significant.  For the six months ended June 30, 2013, there was approximately $50,549 in unrealized loss, $28,419 realized loss, and $6,744 in management fees.  For the six months ended June 30, 2012, there was approximately $1,343 in unrealized income, $82 realized loss, and $1,071 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of June 30, 2013 and December 31, 2012.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and/or short maturities combined with the recent historical interest rate levels.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period.  The increase in the weighted average number of common shares outstanding in the period ended June 30, 2013, as compared to the same 2012 period resulted from common shares issued in the 2013 public offering. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of securities that could potentially dilute basic earnings in the future were not included in the current computations of diluted net earnings (loss) per share, because to do so would have been anti-dilutive. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,844,000 shares and 840,400 shares as of June 30, 2013 and 2012, respectively) would be to decrease the net loss per share.

Following shareholder approval at May 22, 2012 annual meeting, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-six, whereby each six shares of common stock were combined into one share of common stock (the “Reverse Stock Split”).

The Reverse Stock Split was implemented and effective on June 20, 2012. All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	252,197	251,049
Laboratory equipment	1,220,735	1,211,418
Office and computer equipment	412,138	403,692

	5,581,809	5,562,898
Less accumulated depreciation	3,205,109	3,078,359

	$2,376,700	$2,484,539

Depreciation expense totaled approximately $64,000 and $131,000, and $93,000 and $186,000, for the three and six month periods ended June 30, 2013 and 2012, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012

Patents, trademarks and applications, net of accumulated amortization of $382,908 and $345,692	$1,210,265	$1,210,698
Goodwill	387,239	387,239
Other	12,384	3,957

	$1,609,888	$1,601,894

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $76,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $3,000 of total patent impairment charges during the three and six month periods ended June 30, 2013, and approximately $3,000 and $45,000 of patent impairment charges during the three and six month periods ended June 30, 2012, respectively.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012

Mortgage notes	$2,367,727	$2,435,073
Termination obligation	—	397,588
Other short-term installment obligations	—	220,763

	2,367,727	3,053,424
Less current portion	143,962	2,290,292

	$2,223,765	$763,132

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank portion of the mortgage was refinanced with the current lender in May 2013. The revised terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has the interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,200 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which currently includes approximately $4,100 per month in interest and fees.

Termination obligation:

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement (Note 7).  Under the Novartis Termination Agreement, the termination obligation originally totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and in six equal subsequent quarterly installments of $204,000 each.  The Company discounted this obligation for financial reporting purposes to $1,303,000, using an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings).  During the three months ended June 30, 2013, the Company made the final payment of the remaining outstanding balance.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $71,000 for the remainder of 2013, $146,000 in 2014, $153,000 in 2015, $159,000 in 2016 and $1,839,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders’ equity:

Upon the completion of the 2013 annual stockholders meeting on June 11, 2013 where such action was approved, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the authorized common shares to 60 million from 30 million.

In May 2013, the Company completed a public offering of securities consisting of 11,500,000 shares of common stock at an offering price of $1.25 per share, generating approximately $14.4 million in total proceeds. Fees and other expenses totaled approximately $1,405,000, including a placement fee of 7%. Under the terms of the offering, investors received for each common share purchased a warrant to purchase 0.35 of a common share resulting in the issuance of warrants to purchase a total of 4,025,000 shares of common stock if all warrants are fully exercised.  The exercise price of the warrants is $1.36 per share; the warrants were exercisable upon issuance and expire in May 2018. Under the terms of the Underwriting Agreement, the underwriter exercised the option to purchase an additional 15% of the offering amount which is included in the above amounts. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

During the six months ended June 30, 2012, the Company completed a public offering of securities consisting of 6,100,000 shares of common stock at an offering price of $2.00 per share, generating approximately $12.2 million in total proceeds. Fees and other expenses totaled $1,261,000, including a placement fee of 7%. Under the terms of the Underwriting Agreement, the underwriter received warrants to purchase a total of 305,000 shares of common stock.  The exercise price of the warrants is $2.50 per share; the warrants became exercisable in June 2013 and expire in June 2017. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the periods ended June 30, as follows:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012

Stock options to employees and directors	$410,529	$191,687	$894,154	$389,089
Stock options to consultants for:
Investor relations activities	—	3,371	—	23,598
APPY1 activities	597	1,491	1,193	2,982
Animal health activities	—	2,876	—	5,752

Total stock-based compensation	$411,126	$199,425	$895,347	$421,421

The above expenses are included in the accompanying Statements of Operations for the periods ended June 30, in the following categories:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012

Selling, general and administrative expenses	$372,692	$197,934	$809,735	$418,439
Research and development expenses	38,434	1,491	85,612	2,982

Total stock-based compensation	$411,126	$199,425	$895,347	$421,421

During the six month periods ended June 30, 2013 and 2012, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. During the six months ended June 30, the Company utilized assumptions as follows:

	2013	2012

Dividend yield	0%	0%
Expected price volatility	127-128%	121%
Risk free interest rate	0.65 to 0.76%	0.78 to 1.03%
Expected term	5 years	5 years

Operating expenses for the three and six month periods ended June 30, 2013 and 2012, include $403,000 and $873,000, and $186,000 and $378,000, respectively, for the value of the stock options issued under the Plan.

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the six months ended June 30, 2013, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	707,940	$13.98
Granted	525,603	2.06
Exercised	—	—
Forfeited	(12,270)	20.16

Outstanding at June 30, 2013	1,221,273	$8.79	8.9	$—

Exercisable at June 30, 2013	304,572	$28.06	7.0	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2013.

During the six months ended June 30, 2013, 525,603 options were granted under the Plan to employees, officers, directors and consultants with a weighted average exercise price at grant date of $2.06 per option.   Included in the 525,603 options issued, the non-employee directors were granted a total of 209,333 options at an average exercise price of $2.10 per share of which the majority vest quarterly over a one-year period, officers were granted 292,000 options at an average exercise price of $2.04 per share vesting over a twenty-four month period and employees were granted 24,270 options at an average exercise price of $2.02 per share which vest over a twenty-four month period following grant. All options were granted under the Company’s 2002 Stock Incentive Plan and expire ten years from the grant date.

During the six months ended June 30, 2013, a total of 12,270 options that were granted under the Plan to employees were forfeited, 7,308 of which were unvested.  The options were exercisable at an average of $20.16 per share and were forfeited upon the employees’ terminations from the Company or the expiration of the term of the options.   During the six months ended June 30, 2012, a total of 30,982 options that were granted under the Plan to employees, including an officer, were forfeited, 9,301 of which were vested and 21,681 of which were unvested.  The options were exercisable at an average of $35.41 per share and were forfeited upon the employees’ terminations from the Company.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the six months ended June 30, 2013 and 2012, was $622,241 and $1,149,000, respectively.   Based upon the Company’s experience, approximately 85% of the outstanding nonvested stock options, or approximately 779,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the six months ended June 30, 2013 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	508,435	$3.70	$3.07
Granted	525,603	2.06	1.75
Vested	(110,029)	6.92	5.66
Forfeited	(7,308)	2.46	2.07

Nonvested at June 30, 2013	916,701	$2.39	$2.01

At June 30, 2013, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $807,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Other common stock purchase options and warrants:

As of June 30, 2013, in addition to the stock options issued under the Plan as discussed above, the Company had outstanding non-qualified options and warrants to acquire 4,622,505 shares of common stock. These options and warrants include those issued in connection with stock offerings, officers’ employment inducement awards and investor relations consulting.

During the six month period ended June 30, 2013, warrants to acquire 4,025,000 shares of common stock were issued in connection with a public offering. Each warrant issued represents the right to acquire 0.35 of a share of common stock.  During the six month period ended June 30, 2012, 325,000 stock options were granted outside of the Plan.

Operating expenses for the three and six month periods ended June 30, 2013 and 2012, include approximately $8,000 and $22,000, and $14,000 and $43,000, respectively, for the value of the non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the six months ended June 30, 2013:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	598,507	$5.01
Granted	4,025,000	1.36
Exercised	—	—
Forfeited	(1,002)	59.10

Outstanding at June 30, 2013	4,622,505	$1.82	4.8	$—

Exercisable at June 30, 2013	4,622,505	$1.82	4.8	$—

The aggregate intrinsic value above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2013.

In May 2013, the Company completed a $14.4 million public offering of securities and in connection with that offering, granted investors in the offering warrants to purchase a total of 4,025,000 shares of common stock at an exercise price of $1.36 per share and expiring in May 2018. Included at June 30, 2013 in the total outstanding options and warrants are 4,597,505 non-compensatory rights granted in connection with public offerings and 25,000 rights issued under compensatory arrangements.

In June 2012, the Company completed a $12.2 million public offering of securities and in connection with that offering, granted the underwriter warrants to purchase a total of 305,000 shares of common stock.  These warrants which are included in the above table became exercisable in June 2013 at an exercise price of $2.50 per share, and expire in June 2017.

The total fair value of stock options and warrants previously granted to an investor relations consulting firm and to certain officers that vested and became exercisable during the six months ended June 30, 2013 and 2012, was $24,000 and $56,000, respectively.

A summary of the activity of nonvested, non-qualified options and warrants granted outside of the Plan in connection with employment and investor relations consulting services during the six months ended June 30, 2013, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	8,332	$3.42	$2.84
Granted	—	—	—
Vested	(8,332)	3.42	2.84
Forfeited	—	—	—

Nonvested at June 30, 2013	—	$—	$—

At June 30, 2013, there was no unrecognized cost for non-qualified options that will be recorded in the future.

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

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with a licensee (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at June 30, 2013.

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

Under the License Agreement as of June 30, 2013, the following future milestone payments are provided, assuming future milestones are successfully achieved:

●	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
●	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
●	Royalties, at low double digit rates, based on sales of licensed products.

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,182,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of June 30, 2013, deferred revenue of $84,995 has been classified as a current liability and $1,233,470 has been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the three and six month periods ended June 30, 2013, $21,249 and $39,904, respectively, was recorded as the amortized license fee revenue arising from the License Agreement.

A tabular summary of the revenue categories and amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts received / achieved	$1,716,000
Third party obligations recorded, including WU	(337,060)
Deferred revenue balance	1,378,940
Revenue amortization to June 30, 2013	(60,475)

Net deferred revenue balance at June 30, 2013	$1,318,465

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

The animal health technology licensed from WU in 2004 was previously sub-licensed in 2008 to Novartis Animal Health (“Novartis”) under a long-term world-wide development and marketing agreement. In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement.  Under the Novartis Termination Agreement, the original termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  As of June 30, 2013, the termination obligation had been paid off.

Note 8.  Commitments and contingencies:

Employment commitments:

As of June 30, 2013, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling $780,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

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

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice. On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The Order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit. The plaintiffs filed their opening brief with the Tenth Circuit Court of Appeals on March 1, 2013. The Company filed its answering brief with the Tenth Circuit Court of Appeals on April 8, 2013.  The plaintiffs filed a reply brief on April 25, 2013.  The Tenth Circuit Court of Appeals has scheduled an oral argument for September 26, 2013.  The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2013, the Company had approximate balances of cash and liquid investments of $19,993,000, working capital of $18,080,000, stockholders’ equity of $18,609,000 and an accumulated deficit of $80,180,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. Following the May 2013 public offering, the Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2013 and into 2014.  If the Company is not able to obtain additional capital when needed, the Company would potentially be required to reduce the scope of its research and development activities or cease operations. The Company is closely monitoring its cash balances, cash needs and expense levels. In May 31, 2013, the Company completed a public offering and refinanced its commercial bank obligation.

Management’s strategic plans include the following:

-	continuing to advance development of the Company’s principal product, APPY1;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Six Months Ended June 30, 2013 and 2012

No sales were recorded for the six months ended June 30, 2013 as compared to the 2012 period with $35,000 in sales. The decrease is attributable to the Company’s previous strategic decision to suspend antigen production and focus available resources on the acute appendicitis test product development activities.

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with a licensee (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the six months ended June 30, 2013, $39,904 of such license payments was recognized as revenue.

Selling, general and administrative expenses in the six months ended June 30, 2013 totaled $2,782,000, which is an $184,000 or 7% increase as compared to the 2012 period. Commercialization and marketing expenses increased by approximately $431,000 in the 2013 period as the Company advanced on its product commercialization strategy, which was offset by a decrease in compensation.

Research and development expenses in the six months ended June 30, 2013 totaled $3,212,000, which is approximately a $1,655,000 or 106% increase as compared to the 2012 period. Appendicitis test related expenses increased by approximately $1,382,000 in 2013 as compared to 2012, due primarily to clinical trial activities.

Primarily as a result of the higher levels of cash for the six months ended June 30, 2013 as compared to the 2012 period, interest income of approximately $32,000 was earned in 2013 as compared to $3,000 in 2012.  Interest expense for the six months ended June 30, 2013, decreased to $75,000, compared to $130,000 in the 2012 period.

No income tax benefit was recorded on the net loss for the six months ended June 30, 2013 and 2012, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2013 and 2012

No sales were recorded for the three months ended June 30, 2013 as compared to the 2012 period with $27,000 in sales. The decrease is attributable to the Company’s previous strategic decision to suspend antigen production and focus available resources on the acute appendicitis test product development activities.

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with a licensee (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the three months ended June 30, 2013, $21,249 of such license payments was recognized as revenue.

Selling, general and administrative expenses in the three months ended June 30, 2013, totaled $1,354,000, which is a $39,000 or 3% decrease as compared to the 2012 period. Commercialization and marketing expenses increased by approximately $233,000 in the 2013 period as the Company advanced on its product commercialization strategy, which was offset by a decrease in compensation.

Research and development expenses in the three months ended June 30, 2013 totaled $1,801,000, which is approximately a $920,000 or 106% increase as compared to the 2012 period. Appendicitis test related expenses increased by approximately $747,000 in 2013 as compared to 2012, due primarily to clinical trial activities.

Primarily as a result of the higher levels of cash for the three months ended June 30, 2013 as compared to the 2012 period, interest income of approximately $20,000 was earned in 2013 as compared to $1,000 in 2012. Interest expense for the three months ended June 30, 2013, decreased to $31,000, compared to $64,000 in the 2012 period.

Liquidity and Capital Resources

At June 30, 2013, we had working capital of $18,079,793, which included cash, cash equivalents and short term investments of $19,993,075.  We reported a net loss of $5,946,788 during the six months ended June 30, 2013, which included $1,030,000 in net non-cash expenses including stock-based compensation totaling $895,000, impairment charges totaling $3,000 and depreciation and amortization totaling $172,000, net of amortization of license fee of $40,000.

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of the steps required for FDA clearance, as well as advancing on commercialization and marketing activities following the recent attainment of CE marking in Europe (EU).

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs for the remainder of 2013 and into 2014.

We expect that our primary expenditures will be to continue enrollment of our FDA clinical trial for APPY1 and to support commercialization and marketing activities of our appendicitis test in Europe following the recent successful completion of CE marking.  Based upon our experience, clinical trial expenses can be significant costs.  During the six month periods ended June 30, 2013 and 2012, we expended approximately $2,209,000 and $807,000, respectively, in direct costs for APPY1 development and related clinical and regulatory efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for the test. Should we be unable to achieve FDA clearance of the APPY1 appendicitis test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

During July 2012, the Company entered into a License Agreement with the Licensee, under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s Animal Health Assets.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. Obligation for any license fees due to WU is included in accrued expenses at June 30, 2013.

Under the License Agreement, the following milestone payments will be paid to the Company, assuming future milestones are successfully achieved by the Licensee:

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

We have a permanent mortgage on our land and building that was refinanced in May, 2013. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank loan terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has an interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,200 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which currently includes approximately $4,100 per month in interest and fees.

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

Operating Activities

Net cash consumed by operating activities was $4,357,000 during the six months ended June 30, 2013. Cash was consumed by the loss of $5,947,000, less non-cash expenses of $895,000 for stock-based compensation, $3,000 for impairment charges and $172,000 for depreciation and amortization, net of $40,000 for amortization of license fees.  For the six months ended June 30, 2013, increases in accounts payable and accrued expenses of $97,000 provided cash, primarily related to the costs accrued on the APPY1 trial activities in 2013. A decrease of $266,000 in prepaid expenses and other current assets generated cash from operating activities. Cash provided by operations included an increase of approximately $197,000 in deferred revenue due to activities under the License Agreement.

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

Investing Activities

Net cash outflows from investing activities consumed $9,168,000 during the six months ended June 30, 2013. Purchases of short-term investments totaled approximately $12,505,000. Sales of short-term investments totaled approximately $3,411,000. A $52,000 use of cash was attributable to additional costs incurred from patent filings and approximately $23,000 was incurred from purchases of property and equipment.

Net cash inflows from investing activities generated $740,000 during the six months ended June 30 2012. Sales of marketable securities investments purchased totaled approximately $1,003,000 and marketable securities purchased totaled approximately $210,000.  A $53,000 use of cash was attributable to additional costs incurred from patent filing.

Financing Activities

Net cash inflows from financing activities generated $12,284,000 during the six month period ended June 30, 2013.  The Company received net proceeds of $12,970,000 from the sale of common stock in a public offering and repaid $686,000 in scheduled payments under its debt agreements.

Net cash inflows from financing activities generated $10,306,000 during the six month period ended June 30, 2012. The Company received net proceeds of $10,939,000 from the sale of common stock in a public offering of securities and repaid $632,000 in scheduled payments under its debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in $3,000 in patent impairment charges during the six months ended June 30, 2013 and $42,000 for the six months ended June 30, 2012.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Risk Factors” in Part II, Item 1A of the Periodic Report on Form 10-Q for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of June 30, 2013, approximately 44% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013.

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

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice. On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The Order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit. The plaintiffs filed their opening brief with the Tenth Circuit Court of Appeals on March 1, 2013. The Company filed its answering brief with the Tenth Circuit Court of Appeals on April 8, 2013.  The plaintiffs filed a reply brief on April 25, 2013.  The Tenth Circuit Court of Appeals has scheduled an oral argument for September 26, 2013.  The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

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

Risks Related to Our Business

We are currently a single product company that is heavily dependent on the successful development and commercialization of the APPY1 product, and if we encounter delays or difficulties in the development of this product, our business could be harmed.

Our success is heavily dependent upon the successful development of the APPY1 product. Our business could be materially harmed if we encounter difficulties in the development of this product, such as:

•	delays in the design, enrollment, implementation or completion of the current APPY1 clinical trial;
•	less than desired results of the APPY1 clinical trial; and
•	an inability to follow our current development strategy for obtaining regulatory approval from the FDA because of changes in the regulatory approval process.

The commercial success of our products will depend upon the degree of market acceptance by physicians, hospitals, third-party payors, and others in the medical community.

The APPY1 product and any other products that we ultimately bring to the market, if they receive approval, may not gain market acceptance by physicians, hospitals, third-party payors or others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages over alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	the willingness of the target population to accept and adopt our products;
•	the strength of marketing and distribution support and the timing of market introduction of competitive products; and
•	publicity concerning our products or competing products and treatments.

Even if a potential product displays a favorable profile, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors.

If we fail to obtain FDA clearance, which we expect to proceed under a 510(k) de novo classification path, we cannot market our product in the United States. An alternative path, which is longer and more restrictive, would be required. Such a process, called a premarket approval (PMA) would place our product in FDA’s Class III.

Therapeutic or human diagnostic products such as our APPY1 test require FDA clearance (or approval or licensing) prior to marketing and sale. This applies to our ability to market, directly or indirectly, our APPY1 acute appendicitis test. As a new product, this test must undergo lengthy and rigorous development testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance we must finalize development of our product, product labeling and successfully complete clinical testing. This process has taken, and will continue to take, a substantial amount of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons. There is no assurance that any of our strategies for obtaining FDA clearance or approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The actual timing of such completion, submission and clearance could also impact our ability to realize market value from such products. If we do achieve FDA clearance or approval, it could subsequently be suspended or revoked, or we could be fined, based on a failure to continue to comply with ongoing regulatory requirements and standards. Similar regulatory approval or ongoing requirements and contingencies will also be encountered in major international markets.

If we fail to obtain FDA clearance or approval for our human diagnostic products, we will not be able to market and sell our products in the United States. As a result, we would not be able to recover the time and resources spent on research and development of such products.

We have incurred losses since inception, and we expect to incur significant losses in the foreseeable future and may never become profitable.

Since our inception in 2000, we have incurred significant losses and negative cash flows from operations. We incurred net losses of $9,212,000 in 2012, $10,214,000 in 2011 and $13,338,000 in 2010 and $5,900,000 for the six months ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $80,200,000, and anticipate incurring additional losses for at least the next several years. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through our existing or future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our products. We cannot assure you that we will ever earn revenue or that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We expect to continue to incur operating losses at least until 2015. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.

We have historically needed to raise capital to fund our operating losses, including development expenses. The development of our product candidates will require a commitment of substantial funds to conduct costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $5,489,000 in 2012, $8,333,000 in 2011 and $10,707,000 in 2010, and $4,357,000 for the six months ended June 30, 2013.

At June 30, 2013, we had $19,993,000 of cash, cash equivalents, and short-term investments. While we believe that we have sufficient funds to continue our operations through the completion of our current clinical trial for the APPY1 product, we expect that we will require additional capital to complete the FDA clearance process for APPY1 and to fund the initial commercialization activities in the U.S. and the E.U. and for future product development, both future generation APPY1 and other diagnostic products. We cannot be certain that additional capital will be available on acceptable terms or at all. In recent years, it has been difficult for companies to raise capital, especially in light of the state of the current financial markets which could impact the timing, terms and other factors in our attempts to raise capital. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing shareholders could be substantially diluted and the market price of our common stock could decline.

Failure to successfully address ongoing liquidity requirements will have a material adverse effect on our business. If we are unable to obtain additional capital on acceptable terms when needed, we may be required to take actions that harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying our clinical trials or curtailing or ceasing operations.

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

We obtained CE marking for our APPY1 products in January 2013. We have launched initial commercialization and marketing activities in the U.K., Italy, France, Germany, Turkey and the Benelux countries. Our strategy is to leverage the experience of key opinion leaders in select hospitals in such countries in order to generate additional meaningful, multinational field data for APPY1 products. We may not be able to implement such strategy on a timely basis, and may encounter the uncertainties and delays in adoption that accompany new diagnostic testing alternatives, pricing pressure for our products and difficulties developing the relationships necessary to conduct business outside of the United States. We also will rely on third parties to sell our products internationally. In these instances, our future revenues will be materially dependent upon the success of the efforts of these third parties.

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

Patient enrollment in trials is a function of many factors, including the design of the protocol, the size of the patient population, the proximity of patients to and availability of clinical sites, the time involved to train sites personnel to participate in the study, the impact on the trial from personnel changes or turnover at sites, the eligibility criteria for the study, the perceived risks and benefits of the product candidate under study and of the control, if any, the medical investigators’ efforts to facilitate timely enrollment in clinical trials, the patient referral practices of local physicians, the existence of competitive clinical trials, and whether other investigational, existing or new products are available or approved for the indication. If we experience delays in patient enrollment and/or completion of our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced, which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Further, if we or any third party have difficulty enrolling a sufficient number of patients in a timely or cost-effective manner to conduct clinical trials as planned, or if enrolled patients do not complete the trial as planned, we or a third party may need to delay or terminate ongoing clinical trials, which could negatively affect our business.

We face competition in the biotechnology and pharmaceutical industries and new diagnostic tests, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

We face competition in the development, manufacture, marketing and commercialization of diagnostic products from a variety of sources, such as academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other companies with similar diagnostic or in vitro testing technologies, including those with platform technologies. These platform technologies vary from very large analyzer systems to smaller and less expensive instruments similar to ours. These competitors are working to develop and market other diagnostic tests, systems, products and other methods of detecting, preventing or reducing disease.

The development of new technologies or improvements in current technologies for diagnosing acute appendicitis, including CT imaging agents and products that would compete with our acute appendicitis test could have an impact on our ability to sell the acute appendicitis tests or the sales price of the tests. This could impact our ability to market our tests and/or secure a marketing partner, both of which could have a substantial impact on the value of our acute appendicitis products.

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

We may not achieve future revenue from the out-licensing of our animal health assets.

In 2012, we entered into an exclusive license agreement with a third party to license all of our animal health assets in return for license fees, milestone and royalty payments. If product development efforts using our animal health assets are not successful in achieving commercial products, we may not receive all anticipated milestone and royalty payments.

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

Our success depends on our ability to successfully develop and market new products. Although we were engaged in human diagnostic antigen manufacturing operations and historically, substantially all of our revenues have been derived from this business, our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more products. Our ability to develop any of the products is dependent on a number of factors, including funding availability to complete development efforts, our ability to adequately test and refine products, our ability to seek required FDA clearance or approval and our ability to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past, and may again encounter in the future, problems in the testing phase for our products, which can result in substantial setbacks and delays in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, or that we will be able to produce them on an economical basis.

Failure to obtain medical reimbursement for our products under development, as well as a changing regulatory and reimbursement environment, may impact our business.

The U.S. healthcare regulatory environment may change in a way that restricts our ability to market our acute appendicitis tests due to medical coverage or reimbursement limits. Sales of our human diagnostic tests will depend in part on the extent to which the costs of such tests are covered by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health payor administration authorities, private health coverage insurers and other third-party payors. These healthcare payors are increasingly challenging the prices charged for medical products and services. The containment of healthcare costs has become a priority of federal and state governments. Accordingly, our potential products may not be considered to be cost effective, and reimbursement may not be available or sufficient to allow us to sell our products on a competitive basis. Because there is no reimbursement code for the APPY1 test at this point, our reimbursement may be adversely affected. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Any reduction in Medicare, Medicaid or private third-party payor reimbursements could have a negative effect on our operating results. The recent addition of the medical device tax is also a challenge to the industry.

Health care legislation, including the Patient Protection and Affordable Care Act and the Health Insurance Portability and Accountability Act of 1996, may have a material adverse effect on us.

The Patient Protection and Affordable Care Act (PPACA) substantially changes the way healthcare is financed by government and private insurers, encourages improvements in healthcare quality, and impacts the medical device industry. The PPACA includes an excise tax on entities that manufacture or import medical devices offered for sale in the United States; a new Patient-Centered Outcomes Research Institute to conduct comparative effectiveness research; and payment system reforms.

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any payment or transfer of value made or distributed to physicians or teaching hospitals. Under these provisions, known as the Physician Payment Sunshine Act, affected device and drug manufacturers need to begin data collection on August 1, 2013, with the first reports due in 2014. These provisions require, among other things, extensive tracking and maintenance of databases regarding the disclosure of relationships and payments to physicians and teaching hospitals. In addition, certain states have passed or are considering legislation restricting our interactions with health care providers and/or requiring disclosure of many payments to them. Failure to comply with these tracking and reporting laws could subject us to significant civil monetary penalties.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs. HIPAA also established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses.

Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the Office of Inspector General and state Medicaid fraud control units. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions.

We plan to market some of our products in foreign jurisdictions. Specifically, we expect to aggressively market APPY1 in foreign jurisdictions. We may need to obtain regulatory approval from foreign jurisdictions to do so, and obtaining such approval in one jurisdiction does not necessarily guarantee approval in another. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

We may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in our business. A loss of the services of our qualified personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our development programs and our business.

Our product liability insurance coverage may not be sufficient to cover claims.

Our insurance policies currently cover claims and liabilities arising out of defective products for losses up to $3.0 million. As a result, if a claim was to be successfully brought against us, we may not have sufficient insurance that would apply and would have to pay any costs directly, which we may not have the resources to do.

Risks Relating to our Intellectual Property

Our competitive position is contingent upon the strength of our intellectual property, and we may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including our issued and applied for patents and our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses will survive third party claims, including those alleging invalidity or infringement on other patents. Additionally, disputes may arise regarding the contributory impact of third party inventions, compliance with third party license terms or inventorship of our intellectual property. There also could be existing patents of which we are unaware that our products may be infringing. As the number of participants in the market grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be publicly disclosed. In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business. The occurrence of any of the foregoing could materially impact our business.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated, found unenforceable or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position. Patentability, invalidity, freedom-to-operate or other opinions may be required to determine the scope and validity of third-party proprietary rights.

If we choose to go to court to stop a third party from using the inventions protected by our patent, that third party would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court will decide that our patents are not valid and that we cannot stop the other party from using their inventions. There is also the risk that, even if the validity of these patents is upheld, the court will find that the third party’s activities do not infringe our rights in these patents.

Furthermore, a third party may claim that we are infringing the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party’s treble damages or attorneys’ fees for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the claims of the relevant patent and/or that the third party patent claims are invalid, and we may not be able to do this. Proving invalidity in the United Sates, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

In addition, changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. In September 2011, the U.S. Congress passed the Leahy-Smith America Invents Act (AIA) which became effective in March 2013. The AIA reforms United States patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. It is too early to determine what the effect or impact the AIA will have on the operation of our business and the protection and enforcement of our intellectual property. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries. We cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology (pre-AIA) or first to file (post-AIA). Our competitors may have filed, and may in the future file, patent applications covering technology similar or the same as ours. Any such patent application may have priority over our patent application and could further require us to obtain rights to such technologies in order to carry on our business. If another party has filed a U.S. patent application on inventions similar or the same as ours, we may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office, or the USPTO, or a court to determine priority of invention in the United States, for pre-AIA applications and patents. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent prosecution process and post issuance of a patent. There are situations in which noncompliance of these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case if our patent were enforce.

Our failure to secure trademark registrations could adversely affect our ability to market our product candidates and our business.

Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could impede our ability to compete.

Because we operate in the highly technical field of biotechnology we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party to the agreement keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived or developed by the party in the course of rendering services to us will be our exclusive intellectual property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although the Company has no knowledge of any claims against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may not be able to adequately protect our intellectual property outside of the United States.

The laws in some foreign jurisdictions may not provide protection for our trade secrets and other intellectual property. If our trade secrets or other intellectual property are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements may provide for contractual remedies in the event of misappropriation. We do not know to what extent, if any, these agreements and any remedies for their breach, will be enforced by a foreign or domestic court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will likely diminish.

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

The global financial markets have recently experienced unprecedented levels of volatility. Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of its customers or suppliers, deterioration in our key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While these conditions and the current economic downturn have not meaningfully adversely affected our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare in general. This could result in a decrease in the demand for our potential products and services, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.

We do not anticipate paying any dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not intend to declare any dividends on our shares of common stock in the foreseeable future and currently intends to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

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

Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective as required under Section 404 of Sarbanes-Oxley. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act). A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Our stock price, like that of many biotechnology companies, is volatile.

The market prices for our common stock and for the securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. For example, in the year ended December 31, 2012, our common stock traded as low as $1.18 and as high as $6.54. In the year ended December 31, 2011, our common stock traded as low as $5.70 and as high as $29.08 (each on a post reverse stock splits basis). The market price of our common stock may continue to be volatile, especially on the eve of announcements which the market is expecting, as is the case with clinical trial results. Among other factors, the following may have a significant effect on the market price of our common stock:

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

On February 13, 2012, we received notice from NASDAQ that our stock trading price was not in compliance with NASDAQ’s requirement that listed companies maintain a price of at least $1.00 per share. Further, on May 15, 2012, we received notice from NASDAQ of our non-compliance with the listing requirement to maintain stockholders’ equity of at least $2,500,000. Following the completion of a public offering in June 2012, and a one-for-six reverse stock split effected on June 20, 2012, we regained compliance with both standards for continued listing on the NASDAQ Capital Market. There can be no assurance that we will be able to maintain the listing of our common stock in the future.

If our common stock is delisted by NASDAQ, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission, or SEC, relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

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

There is no public market for the warrants to purchase shares of our common stock.

There is no established public trading market for our outstanding warrants, and we do not expect a market to develop. In addition, we do not intend to apply to list the warrants on any national securities exchange or other nationally recognized trading system, including the NASDAQ Capital Market. Without an active market, the liquidity of the warrants will be limited.

Item 6.     Exhibits

(a)	Exhibits

EXHIBIT	DESCRIPTION

1.1	Purchase Agreement by and between Venaxis, Inc. and Piper Jaffray & Co. dated May 23, 2013. (2)
3.1	Articles of Amendment to the Articles of Incorporation, as amended, of Venaxis, Inc., dated and filed June 13, 2013. (3)
4.1	Common Stock Purchase Warrant Agreement by and between Venaxis, Inc. and Corporate Stock Transfer, Inc. dated May 30, 2013. (2)
10.1	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, of Venaxis, Inc., effective June 11, 2013. (3)
10.2	Debt Modification Agreement executed May 9, 2013, and effective as of April 8, 2013 between Venaxis, Inc. and FirstBank. (4)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
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

(2)	Incorporated by reference from the registrant's Report on Form 8-K dated May 30, 2013, filed on May 30, 2013.
(3)	Incorporated by reference from the registrant's Report on Form 8-K dated June 11, 2013, filed on June 13, 2013.
(4)	Incorporated by reference from the registrant's Report on Form 8-K dated May 9, 2013, filed on May 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: August 7, 2013		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer