Form 10-Q
period 2013-09-30
Venaxis, Inc.
filed 2013-11-07
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of no par value common stock outstanding as of November 5, 2013 was 21,454,380.

VENAXIS, INC.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$4,355,340	$10,977,974
Short-term investments (Note 1)	12,932,567	1,162,904
Accounts receivable - trade (Note 8)	56,068	—
Prepaid expenses and other current assets	503,034	387,480

Total current assets	17,847,009	12,528,358

Property and equipment, net (Note 2)	2,319,067	2,484,539

Other long term assets, net (Note 3)	1,615,811	1,601,894

Total assets	$21,781,887	$16,614,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$870,356	$613,925
Accrued compensation	43,543	452,878
Accrued expenses	972,245	642,055
Notes and other obligations, current portion (Note 4)	421,869	2,290,292
Deferred revenue, current portion (Note 7)	92,868	79,803

Total current liabilities	2,400,881	4,078,953

Notes and other obligations, less current portion (Note 4)	2,187,186	763,132
Deferred revenue, less current portion (Note 7)	1,324,514	1,081,706

Total liabilities	5,912,581	5,923,791

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
21,454,380 and 9,954,380 shares issued and outstanding	99,121,317	84,924,133
Accumulated deficit	(83,252,011)	(74,233,133)

Total stockholders' equity	15,869,306	10,691,000

Total liabilities and stockholders' equity	$21,781,887	$16,614,791

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three and Nine months Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Sales (Note 8)	$56,068	$6,240	$56,068	$40,756
Cost of sales	21,230	—	21,230	196

Gross profit	34,838	6,240	34,838	40,560

Other revenue - fee	21,708	4,490	61,612	4,490

Operating expenses:
Selling, general and administrative	1,322,976	1,346,391	4,105,261	3,944,780
Research and development	1,806,373	1,065,967	5,018,868	2,623,195

Total operating expenses	3,129,349	2,412,358	9,124,129	6,567,975

Operating loss	(3,072,803)	(2,401,628)	(9,027,679)	(6,522,925)

Other income (expense), net (primarily interest)	713	(58,459)	8,801	(185,192)

Net loss	$(3,072,090)	$(2,460,087)	$(9,018,878)	$(6,708,117)

Basic and diluted net loss per share (Note 1)	$(0.14)	$(0.32)	$(0.58)	$(1.78)

Basic and diluted weighted average number
of shares outstanding (Note 1)	21,454,380	7,716,480	15,430,570	3,772,228

See Accompanying Notes to Unaudited Condensed Financial Statements

 Venaxis, Inc.
Statements of Cash Flows
Nine months Ended September 30
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(9,018,878)	$(6,708,117)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	1,227,597	706,135
Depreciation and amortization	251,900	334,715
Impairment charges	2,951	44,554
Amortization of license fees	(61,612)	(4,490)
Change in:
Accounts receivable - trade	(56,068)	31,778
Prepaid expenses and other current assets	229,135	330,318
Accounts payable	256,431	60,317
Accrued compensation	(409,335)	276,062
Accrued expenses	330,190	290,482
Deferred revenue	317,485	1,036,220

Net cash used in operating activities	(6,930,204)	(3,602,026)

Cash flows from investing activities:
Purchases of short-term investments	(17,759,448)	(598,775)
Sales of short-term investments	5,989,785	1,212,733
Purchases of property and equipment	(24,241)	(42,024)
Purchases of patent and other assets	(79,055)	(59,869)

Net cash (used in) provided by investing activities	(11,872,959)	512,065

Cash flows from financing activities:
Repayment of notes payable and other obligations	(789,058)	(979,905)
Net proceeds from issuance of common stock	12,969,587	10,938,512

Net cash provided by financing activities	12,180,529	9,958,607

Net (decrease) increase in cash and cash equivalents	(6,622,634)	6,868,646

Cash and cash equivalents at beginning of period	10,977,974	2,968,104

Cash and cash equivalents at end of period	$4,355,340	$9,836,750

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$110,519	$187,885

Schedule of non-cash investing and financing transactions:
Acquisitions of current assets for installment obligations	$344,689	$480,635

See Accompanying Notes to Unaudited Condensed Financial Statements

   Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the “Company,”  “we,” or “Venaxis”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2013 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended September 30, 2013 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2013, the Company had approximate balances of cash and liquid investments of $17,288,000, working capital of $15,446,000, stockholders’ equity of $15,869,000 and an accumulated deficit of $83,252,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. In May 2013, the Company completed a public offering (Note 5) and refinanced its commercial bank mortgage obligation (Note 4). Following the May 2013 public offering, the Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2013 and into 2014.  If the Company is not able to obtain additional capital when needed, the Company would potentially be required to reduce the scope of its research and development activities or cease operations. The Company is closely monitoring its cash balances, cash needs and expense levels.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, United States Food and Drug Administration (“FDA”) clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of September 30, 2013, 16% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing more than 10% of the portfolio and none with maturities past June 2014. To date, the Company’s cumulative realized market loss from the investments has not been significant.  For the nine months ended September 30, 2013, there was approximately $115,000 in unrealized loss, $53,000 realized loss, and $13,000 in management fees.  For the nine months ended September 30, 2012, there was approximately $1,329 in unrealized income, $82 realized loss, and $2,576 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of September 30, 2013 and December 31, 2012.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period.  The increase in the weighted average number of common shares outstanding in the period ended September 30, 2013, as compared to the same 2012 period resulted from common shares issued in the 2013 public offering. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of securities that could potentially dilute basic earnings in the future were not included in the current computations of diluted net earnings (loss) per share, because to do so would have been anti-dilutive. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,843,000 shares and 867,000 shares as of September 30, 2013 and 2012, respectively) would be to decrease the net loss per share.

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

Note 2. Property and equipment:

Property and equipment consisted of the following:

	September 30, 2013 (Unaudited)	December 31, 2012

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	251,049
Laboratory equipment	1,220,735	1,211,418
Office and computer equipment	412,139	403,692

	5,583,139	5,562,898
Less accumulated depreciation	3,264,072	3,078,359

	$2,319,067	$2,484,539

Depreciation expense totaled approximately $59,000 and $91,000, and $190,000 and $277,000, for the three and nine month periods ended September 30, 2013 and 2012, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	September 30, 2013 (Unaudited)	December 31, 2012

Patents, trademarks and applications, net of accumulated amortization of $402,207 and $345,692	$1,218,028	$1,210,698
Goodwill	387,239	387,239
Other	10,544	3,957

	$1,615,811	$1,601,894

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $76,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $0 and $3,000 in total patent impairment charges during the three month and the nine month periods ended September 30, 2013, and $0 and $45,000 in impairment charges during the three month and nine month periods ended September 30, 2012, respectively.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	September 30, 2013 (Unaudited)	December 31, 2012

Mortgage notes	$2,332,592	$2,435,073
Termination obligation	—	397,588
Other short-term installment obligations	276,463	220,763

	2,609,055	3,053,424
Less current portion	421,869	2,290,292

	$2,187,186	$763,132

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

Termination obligation:

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement (Note 7).  Under the Novartis Termination Agreement, the termination obligation originally totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and in six equal subsequent quarterly installments of $204,000 each.  The Company discounted this obligation for financial reporting purposes, using an assumed interest rate of 7% (which represented the rate management believes it could have borrowed at for similar financings). As of September 30, 2013, the balance had been paid in full.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $139,000 for the remainder of 2013, $320,000 in 2014, $153,000 in 2015, $159,000 in 2016 and $1,838,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders’ equity:

Upon the completion of the 2013 annual stockholders meeting on June 11, 2013 where such action was approved, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the authorized common shares to 60 million from 30 million.

In May 2013, the Company completed a public offering of securities consisting of 11,500,000 shares of common stock at an offering price of $1.25 per share, generating approximately $14.4 million in total proceeds. Fees and other expenses totaled approximately $1,405,000, including a placement fee of 7%. Under the terms of the offering, investors received, for each common share purchased, a warrant to purchase 0.35 of a common share, this resulted in the issuance of warrants to purchase a total of 4,025,000 shares of common stock if all warrants are fully exercised.  The exercise price of the warrants is $1.36 per share; the warrants were exercisable upon issuance and expire in May 2018. Under the terms of the Underwriting Agreement, the underwriter exercised the option to purchase an additional 15% of the offering amount which is included in the above amounts. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

During the nine months ended September 30, 2012, the Company completed a public offering of securities consisting of 6,100,000 shares of common stock at an offering price of $2.00 per share, generating approximately $12.2 million in total proceeds. Fees and other expenses totaled $1,261,000, including a placement fee of 7%. Under the terms of the Underwriting Agreement, the underwriter received warrants to purchase a total of 305,000 shares of common stock.  The exercise price of the warrants is $2.50 per share; the warrants became exercisable in June 2013 and expire in June 2017. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the periods ended September 30, as follows:

	Three Months Ended		Nine months Ended
	2013	2012	2013	2012

Stock options to employees and directors	$332,150	$224,187	$1,226,304	$613,276
Stock options to consultants for:
Investor relations activities	—	—	—	23,598
APPY1 activities	100	30,751	1,293	33,733
Animal health activities	—	—	—	5,752

Total stock-based compensation	$332,250	$254,938	$1,227,597	$676,359

The above expenses are included in the accompanying Statements of Operations for the periods ended September 30, in the following categories:

	Three Months Ended		Nine months Ended
	2013	2012	2013	2012

Selling, general and administrative expenses	$301,888	$224,187	$1,111,623	$642,626
Research and development expenses	30,362	30,751	115,974	33,733

Total stock-based compensation	$332,250	$254,938	$1,227,597	$676,359

During the nine month periods ended September 30, 2013 and 2012, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. During the nine months ended September 30, the Company utilized assumptions in the estimation of fair value of stock-based compensation as follows:

	2013	2012

Dividend yield	0%	0%
Expected price volatility	127-128%	121-145%
Risk free interest rate	0.65 to 0.76%	0.60-1.03%
Expected term	5 years	5 years

The Company utilized an estimated forfeiture rate of 15% for each of the nine month periods ended September 30, 2013 and 2012. Operating expenses for the three and nine month periods ended September 30, 2013 and 2012, include approximately $332,000 and $1,206,000, and $240,000 and $316,000, respectively, for the value of the stock options issued under the Plan.

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the nine months ended September 30, 2013, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	707,940	$13.98
Granted	525,603	2.06
Exercised	—	—
Forfeited	(13,394)	27.69

Outstanding at September 30, 2013	1,220,149	$8.70	8.6	$8,603

Exercisable at September 30, 2013	507,612	$17.60	7.8	$2,945

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2013.

During the nine months ended September 30, 2013, 525,603 options were granted under the Plan to employees, officers, directors and consultants with a weighted average exercise price at grant date of $2.06 per option.   Included in the 525,603 options issued, the non-employee directors were granted a total of 209,333 options at an average exercise price of $2.10 per share of which the majority vest quarterly over a one-year period, officers were granted 292,000 options at an average exercise price of $2.04 per share vesting over a twenty-four month period and employees were granted 24,270 options at an average exercise price of $2.02 per share which vest over a twenty-four month period following grant. All options were granted under the Company’s 2002 Stock Incentive Plan and expire ten years from the grant date.

During the nine months ended September 30, 2013, a total of 13,394 options that were granted under the Plan to employees were forfeited, 6,086 of which were vested.  The options were exercisable at an average of $27.69 per share and were forfeited upon the employees’ terminations from the Company or the expiration of the term of the options.  During the nine months ended September 30, 2012, a total of 36,446 options that were granted under the Plan to employees, including an officer, were forfeited, 11,970 of which were vested.  The options were exercisable at an average of $38.88 per share and were forfeited upon the employees’ terminations from the Company.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the nine months ended September 30, 2013 and 2012, were approximately $1,055,000 and $1,363,000, respectively.   Based upon the Company’s experience, approximately 85% of the outstanding nonvested stock options, or approximately 606,000 options, are expected to vest in the future, in accordance with their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the nine months ended September 30, 2013 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	508,435	$3.70	$3.07
Granted	525,603	2.06	1.75
Vested	(314,193)	4.06	3.36
Forfeited	(7,308)	2.46	2.07

Nonvested at September 30, 2013	712,537	$2.35	$1.98

At September 30, 2013, based upon employee, officer, director and consultant options granted under the Plan, there was approximately $480,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Other common stock purchase options and warrants:

As of September 30, 2013, in addition to the stock options issued under the Plan as discussed above, the Company had outstanding non-qualified options and warrants to acquire 4,622,505 shares of common stock. These options and warrants include those issued in connection with stock offerings, officers’ employment inducement awards and investor relations consulting.

During the nine month period ended September 30, 2013, warrants to acquire 4,025,000 shares of common stock were issued in connection with a public offering. Each warrant issued represents the right to acquire 0.35 of a share of common stock.  During the nine month period ended September 30, 2012, 325,000 stock options were granted outside of the Plan.

Operating expenses for the three and nine month periods ended September 30, 2013 and 2012, include approximately $0 and $22,000, and $15,000 and $58,000, respectively, for the value of the non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the nine months ended September 30, 2013:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	598,507	$5.01
Granted	4,025,000	1.36
Exercised	—	—
Forfeited	(1,002)	59.10

Outstanding and exercisable at September 30, 2013	4,622,505	$1.82	4.6	$2,334,500

The aggregate intrinsic value above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2013.

In May 2013, the Company completed a $14.4 million public offering of securities and, in connection with that offering, granted investors in the offering warrants to purchase a total of 4,025,000 shares of common stock at an exercise price of $1.36 per share and expiring in May 2018.

Included at September 30, 2013 in the total outstanding options and warrants are 4,597,505 non-compensatory rights granted in connection with public offerings and 25,000 rights issued under compensatory arrangements.

In June 2012, the Company completed a $12.2 million public offering of securities and, in connection with that offering, granted the underwriter warrants to purchase a total of 305,000 shares of common stock.  These warrants, which are included in the above table, became exercisable in June 2013 at an exercise price of $2.50 per share and expire in June 2017.

The total fair value of stock options and warrants previously granted to an investor relations consulting firm and to certain officers that vested and became exercisable during the nine months ended September 30, 2013 and 2012, was approximately $24,000 and $56,000, respectively.

A summary of the activity of nonvested, non-qualified options and warrants granted outside of the Plan in connection with employment and investor relations consulting services during the nine months ended September 30, 2013, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	8,333	$3.42	$2.84
Granted	—	—	—
Vested	(8,333)	3.42	2.84
Forfeited	—	—	—

Nonvested at September 30, 2013	—	$—	$—

At September 30, 2013, there was no unrecognized cost for non-qualified options to be recorded in the future.

Note 7.  Animal Health License Agreements:

Effective May 1, 2004, Washington University in St. Louis (WU) and Venaxis entered into an Exclusive License Agreement (WU License Agreement) which grants Venaxis exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement).  Venaxis has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Venaxis carry a mid-single digit royalty rate and for sublicense fees received by Venaxis carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Venaxis with ninety days advance notice at any time and by WU with sixty days advance notice if Venaxis materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at September 30, 2013.

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

Under the License Agreement as of September 30, 2013, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of September 30, 2013, deferred revenue of $92,868 has been classified as a current liability and $1,324,514 has been classified as a long-term liability. The current liability represents the next twelve months’ portion of the amortizable milestone revenue.   During the three and nine month periods ended September 30, 2013, $21,708 and $61,612, respectively, was recorded as the amortized license fee revenue arising from the License Agreement. For the three and nine month periods ended September 30, 2012, a total of $4,490 was recorded as the amortized license fee revenue.

A tabular summary of the revenue categories and amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts received / achieved	$1,841,000
Third party obligations recorded, including WU	(341,435)
Deferred revenue balance	1,499,565
Revenue amortization to September 30, 2013	(82,183)

Net deferred revenue balance at September 30, 2013	$1,417,382

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

The animal health technology licensed from WU in 2004 was previously sub-licensed in 2008 to Novartis Animal Health (“Novartis”) under a long-term world-wide development and marketing agreement. In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement.  Under the Novartis Termination Agreement, the original termination obligation totaled $1,374,000, which was payable $150,000 upon signing the Novartis Termination Agreement and six equal subsequent quarterly installments of $204,000 each.  As of September 30, 2013, the termination obligation had been paid in full.

Note 8.  Commitments and contingencies:

Employment commitments:

As of September 30, 2013, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling $780,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

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

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice. On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The Order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.   Following oral argument, the Tenth Circuit Court of Appeals took the fully-briefed appeal under submission on September 26, 2013.  The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

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

Customer concentration:

At September 30, 2013, three customers accounted for total accounts receivable.  For the three and nine months ended September 30, 2013, three customers individually accounted for the Company’s sales for the periods, representing approximately 43%, 22% and 35%, respectively.  For the nine months ended September 30, 2012, three customers individually represented more than 10% of the Company’s sales, accounting for approximately 41%, 31% and 13% respectively, of the sales for the period.  For the three months ended September 30, 2012, one customer individually represented 96% of the Company’s sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2013, the Company had approximate balances of cash and liquid investments of $17,288,000, working capital of $15,446,000, stockholders’ equity of $15,869,000 and an accumulated deficit of $83,252,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. In May 2013, the Company completed a public offering and refinanced its commercial bank mortgage obligation. Following the May 2013 public offering, the Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2013 and into 2014.  If the Company is not able to obtain additional capital when needed, the Company would potentially be required to reduce the scope of its research and development activities or cease operations. The Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

-	continuing to advance development of the Company’s principal product, APPY1;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Nine Months Ended September 30, 2013 and 2012

Sales of approximately $56,000 were recorded for the nine months ended September 30, 2013 as compared to $41,000 in the 2012 period. In 2013, revenues were generated by APPY1 product sales. Sales of the APPY1 products in 2013 have been made to customers for initial stocking orders in the EU under commercial development agreements. In 2012, revenues were generated by sales of antigen products. Antigen production was suspended in 2010.

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with Ceva Santé Animale S.A. (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the nine months ended September 30, 2013, $62,000 of such license payments was recognized as revenue, as compared to $4,000 in the nine months ended September 30, 2012.

Selling, general and administrative expenses in the nine months ended September 30, 2013 totaled $4,105,000, which is a $160,000, or 4%, increase as compared to the 2012 period. Commercialization and marketing expenses increased by approximately $409,000 in the 2013 period as the Company advanced on its product commercialization strategy in the EU and US. Issuances of stock options in late 2012 and early 2013 resulted in an increase of approximately $585,000 in stock option expense in the nine months ended September 30, 2013. In the 2012 period, the Company accrued an incentive bonus expense of approximately $301,000 upon the achievement of incentive plan milestones. No such expense was recognized for the 2013 period.

Research and development expenses in the nine months ended September 30, 2013 totaled $5,019,000, which is approximately a $2,396,000, or 91%, increase as compared to the 2012 period. APPY1 test related expenses increased by approximately $2,053,000 in 2013 as compared to 2012, due primarily to clinical trial activities.

Primarily as a result of the higher levels of cash for the nine months ended September 30, 2013 as compared to the 2012 period, interest income of approximately $39,000 was earned in 2013 as compared to $6,000 in 2012.  Interest expense for the nine months ended September 30, 2013 decreased to $107,000, compared to $191,000 in the 2012 period, primarily as a result of refinancing of the commercial bank portion of the mortgage at a lower rate in 2013.

No income tax benefit was recorded on the net loss for the nine months ended September 30, 2013 and 2012, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2013 and 2012

Sales of approximately $56,000 were recorded for the three months ended September 30, 2013 as compared to $6,200 in the 2012 period. In 2013, revenues were generated by APPY1 product sales. Sales of the APPY1 products in 2013 have been made to customers for initial stocking orders in the EU under commercial development agreements. In 2012, revenues were generated by sales of antigen products. Antigen production was suspended in 2010.

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with  Ceva Santé Animale S.A. (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the three months ended September 30, 2013, $22,000 of such license payments was recognized as revenue, as compared to $4,000 in the three months ended September 30, 2012.

Selling, general and administrative expenses in the three months ended September 30, 2013, totaled $1,323,000, which is a $23,000, or 2%, decrease as compared to the 2012 period. The difference arose from routine changes in expenses in the normal course of business.

Research and development expenses in the three months ended September 30, 2013 totaled $1,806,000, which is approximately a $740,000, or 69%, increase as compared to the 2012 period. APPY1 test related expenses increased by approximately $632,000 in 2013 as compared to 2012, due primarily to clinical trial activities.

Primarily as a result of the higher levels of cash for the three months ended September 30, 2013 as compared to the 2012 period, interest income of approximately $7,000 was earned in 2013 as compared to $3,000 in 2012. Interest expense for the three months ended September 30, 2013 decreased to $32,000, compared to $61,000 in the 2012 period, primarily as a result of refinancing of the commercial bank portion of the mortgage at a lower rate in 2013.

Liquidity and Capital Resources

At September 30, 2013, we had working capital of approximately $15,446,000, which included cash, cash equivalents and short term investments of approximately $17,288,000.  We reported a net loss of approximately $9,019,000 during the nine months ended September 30, 2013, which included $1,421,000 in net non-cash expenses including stock-based compensation totaling $1,228,000 and depreciation and amortization totaling $252,000

Currently, our primary focus is to continue the development activities on our acute appendicitis diagnostic test, including advancement of the steps required for FDA clearance, as well as advancing on commercialization and marketing activities following the early 2013 attainment of CE marking in the EU.

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

We expect that our primary expenditures will be to continue enrollment of our FDA clinical trial for APPY1 and to support commercialization and marketing activities of our appendicitis test in Europe following the recent successful completion of CE marking.  Based upon our experience, clinical trial expenses can be significant costs.  During the nine month periods ended September 30, 2013 and 2012, we expended approximately $3,521,000 and $1,466,000, respectively, in direct costs for APPY1 development and related clinical and regulatory efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for the test. Should we be unable to achieve FDA clearance of the APPY1 appendicitis test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

During July 2012, the Company entered into a License Agreement with the Licensee, under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s Animal Health Assets.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. Obligation for license fees due to WU is included in accrued expenses at September 30, 2013.

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

Capital expenditures, primarily for production, laboratory and facility improvement costs for remainder of the year ending December 31, 2013 are anticipated to total approximately $50,000 to $100,000. We anticipate these capital expenditures to be financed through working capital.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage on our land and building that was refinanced in May 2013. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank loan terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has an interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,200 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which currently includes approximately $4,100 per month in interest and fees.

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

Operating Activities

Net cash consumed by operating activities was approximately $6,930,000 during the nine months ended September 30, 2013. Cash was consumed by the loss of approximately $9,019,000, less non-cash expenses including $1,228,000 for stock-based compensation and $252,000 for depreciation and amortization.  For the nine months ended September 30, 2013, increases in accounts payable and accrued expenses of $587,000 reduced cash consumption, primarily related to the costs accrued on the APPY1 trial activities in 2013. A decrease of $229,000 in prepaid expenses and other current assets generated cash from operating activities. Cash provided by operations included an increase of approximately $317,000 in deferred revenue due to activities under the License Agreement.

Net cash consumed by operating activities was $3,602,000 during the nine months ended September 30, 2012. Cash was consumed by the loss of $6,708,000, less non-cash expenses of $706,000 for stock-based compensation and $375,000 for depreciation and amortization, impairment and other non-cash items.  For the nine months ended September 30, 2012, decreases in accounts receivable generated cash of $32,000. Decreases in prepaid and other current assets of $330,000 provided cash, primarily related to routine changes in operating activities.  A $351,000 increase in accounts payable and accrued expenses reduced cash consumption in the nine months ended September 30, 2012, primarily due to the Company’s APPY1 clinical and regulatory activities.  An increase of $276,000 in accrued compensation provided cash.  Cash provided by operations included an increase of $1,036,000 in deferred revenue, following the execution of the License Agreement for the Company’s animal health assets.

Investing Activities

Net cash outflows from investing activities consumed $11,873,000 during the nine months ended September 30, 2013. Purchases of short-term investments totaled approximately $17,759,000. Sales of short-term investments totaled approximately $5,990,000. A $79,000 use of cash was attributable to additional costs incurred from patent filings and other assets and approximately $24,000 was consumed for purchases of property and equipment.

Net cash inflows from investing activities generated $512,000 during the nine months ended September 30 2012. Sales of marketable securities investments totaled approximately $1,213,000 and marketable securities purchased totaled approximately $599,000.  A $102,000 use of cash was attributable to additional costs incurred from capitalized patent filings and equipment additions.

Financing Activities

Net cash inflows from financing activities generated $12,181,000 during the nine month period ended September 30, 2013.  The Company received net proceeds of $12,970,000 from the sale of common stock in a public offering and repaid $789,000 in scheduled payments under its debt agreements.

Net cash inflows from financing activities generated $9,959,000 during the nine month period ended September 30, 2012. The Company received net proceeds of $10,939,000 from the sale of common stock in a public offering of securities and repaid $980,000 in scheduled payments under its debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in $3,000 in patent impairment charges during the nine months ended September 30, 2013 and $45,000 for the nine months ended September 30, 2012.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of September 30, 2013, approximately 16% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013.

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

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company’s motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice. On September 14, 2012, the court entered Final Judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The Order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the Order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.   Following oral argument, the Tenth Circuit Court of Appeals took the fully-briefed appeal under submission on September 26, 2013.  The Company and the individual defendants believe that the plaintiffs’ allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Quarterly Report on Form 10-Q, for the period ended June 30, 2013.

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 7, 2013		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer