Form 10-K
period 2013-12-31
Venaxis, Inc.
filed 2014-03-28
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______

Commission file number: 001-33675

Venaxis, Inc.
(Exact name of registrant as specified in charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 South Perry Street Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (303) 794-2000

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2013, computed by reference to the closing price on that date was $25,702,000.

The number of shares outstanding of the registrant’s common stock at March 27, 2014, was 22,258,950.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement, which is due to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2013 (the Proxy Statement).

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

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Venaxis’ actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Venaxis believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond the control of Venaxis, include, but are not limited to, our ability to: successfully complete required product development and modifications in a timely and cost effective manner; complete clinical trial data analysis and related activities for the APPY1 Test required for FDA submission; obtain FDA clearance or approval; maintain CE Marking; cost effectively manufacture and generate revenues from the APPY1 Test at a profitable price point; execute agreements required to successfully advance the Company's objectives; retain the management and scientific team to advance the products; overcome adverse changes in market conditions and the regulatory environment; obtain and enforce intellectual property rights; realize the value of intangible assets; obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; deal with general business conditions and competition; and other factors referenced herein in “Risk Factors.”

PART I
ITEM 1.    BUSINESS.

Overview

Venaxis, Inc. (the “Company” or “Venaxis”, also “we”, “us” or “our”) is focused on advancing products that address unmet human diagnostic needs. Venaxis ™ was formed in July 2000 as a Colorado corporation to produce purified proteins for diagnostic applications. To date, we have leveraged our science and technology to advance development of our APPY1 product candidate, and developed animal health-related assets, including intellectual property. In 2012, we out-licensed the animal health-related assets as described below.  During December 2012, the Company’s name was changed to Venaxis, Inc., from AspenBio Pharma, Inc.

Our business strategy is to focus on products and technologies we believe have attractive worldwide markets and significant product margin potential. Our acute appendicitis test, APPY1, our current primary focus, meets these objectives. We may also pursue complementary and supporting technologies under strategic or other relationships as well as “in-licensing” agreements with third parties such as universities, researchers or individuals; add value by advancing the stage of research and development on the technologies through proof of concept, and then will either “out-license” to global diagnostic companies or continue with in-house development towards regulatory approval, product introduction and launch.  Our existing product candidate in development is under the regulatory jurisdiction of the U. S. Food and Drug Administration (FDA) for the United States.

The Company has developed a multi-marker blood test panel, APPY1, which is intended to be used by emergency department physicians to aid them in the evaluation of possible appendicitis in children, adolescent and young adult patients (ages 2 – 20) that present with abdominal pain. We are not aware of any blood test that is cleared by the FDA for the purpose of aiding in the rule out of appendicitis, and are not aware of any current competitors in this area. We expect the main benefit of APPY1 will be to provide the physician with objective information that will aid in the identification of patients at low risk for appendicitis and thereby potentially reducing the exposure to radiation from, and the expense associated with, the use of computed tomography (CT) scans that are currently performed on these patients. In addition, we believe the test can potentially save significant costs through improved patient throughput in emergency departments. In late 2012, we completed the design freeze for our APPY1 product candidate and during 2013, conducted a pivotal clinical trial to be used in connection with our application for FDA clearance. In early 2014, we completed enrollment of the pivotal clinical trial. The data demonstrated high sensitivity and high negative predictive value (NPV) similar to other adjunctive tests for other conditions currently in use by physicians.  We are currently finalizing the 510(k) document for submission to the FDA.

During 2013, we advanced on initial marketing and commercialization activities for our CE-marked APPY1 products outside the United States, focusing on the European Union (EU). Initial commercial and marketing activities focused on identification of distribution partners, quantification of market opportunities by country and defining clinical marketing study opportunities by country.  In early 2014, we executed two long-term distribution agreements covering Spain and the Benelux Territories (Belgium, Luxembourg and the Netherlands), with additional discussions ongoing in other EU countries.

APPY1

Product Description and Development

APPY1 is a multi-marker blood test panel of biomarkers consisting of the Company’s patented MRP 8/14 (also known as S100A8/A9 or calprotectin) and C-reactive protein (CRP), along with White Blood Cell count (WBC).1  The scoring results of these individual components are analyzed using the Company’s proprietary algorithm software embedded in the APPYReader, to provide an APPY1 result to the clinician. These results are displayed on the display screen and are also included on a patient printout from the APPYReader, which is a small bioanalyzer (instrument or reader). The test is designed to be run in approximately 20 minutes by trained laboratory personnel, with the results being reported back to the emergency department or physician to assist triaging the patient to a more conservative treatment route.

A negative APPY1 result can be used by physicians, as an adjunct to signs and symptoms, to allow for more conservative diagnostic and treatment planning. We expect APPY1 will help physicians manage those patients who are suspected of having acute appendicitis by aiding in the identification of those that can be determined to be at sufficiently low risk to avoid imaging procedures which are costly, potentially harmful to patients and increase the amount of time spent in the emergency department by the patient  We believe APPY1 may potentially mitigate unnecessary radiologic imaging in a percentage of the patient population suspected of having acute appendicitis, but are at low risk for the disease. The use of APPY1 in emergency departments could also positively impact resource utilization, and improve patient management and overall emergency department efficiency.  The primary focus of our recent efforts is directed toward obtaining U.S. regulatory clearance for APPY1 for children and adolescents.  We are focusing on this population because acute appendicitis is primarily a disease that impacts children, adolescents and young adults, and the young ages of these patients heighten the risk from exposure to potentially harmful ionizing radiation.

_________________________

1 See the Glossary of Terms at the end of this Item 1 for definitions of specific terms

In January 2014, we completed enrollment of the pivotal clinical study, enrolling 1,887 evaluable patients. The results of this clinical study based on the APPY1 multi-marker panel, showed negative predictive value of 97.3%, sensitivity of 96.9% and specificity of 37.8%. Prevalence of the disease in the pilot study was 25%. We are currently finalizing of the 510(k) document for submission to the FDA for regulatory clearance of APPY1 and, if successful, launch the product in the United States after FDA clearance. The following APPY1 data summarize the results of the pivotal clinical study we recently completed:

APPY1 Multi-Marker Study Result		95% Confidence Interval
Sensitivity	96.9%	(94.9 – 98.1)
Specificity	37.8%	(35.3 – 40.4)
NPV	97.3%	(95.5 – 98.3)

The recently completed clinical study data demonstrated high sensitivity and high negative predictive value (NPV) similar to other adjunctive tests for other conditions currently in use by physicians. These performance attributes should provide the physician with incremental diagnostic information that we believe will enhance their decision-making process. By way of example, with an NPV of 97.3%, the physician could be 97.3% confident that the patient with a negative result did not have the disease. The potential value of the APPY1 Test is its ability to aid a physician in his or her evaluation, allowing a more conservative evaluation and treatment path. Clinicians interviewed have indicated that this performance would be helpful to them in managing patients suspected for appendicitis. It would enable them to use the test to assist in the evaluation of potential appendicitis, and decrease their overall use of CT scans. Although the use of CT scans appears to be the most widely used diagnostic tool in the U.S., its results are subject to interpretation and can be inconclusive in addition to the risk of subjecting patients to large doses of radiation. As further described below, over the past decade there has been increasing concern identified in many published studies regarding the radiation exposure caused by radiologic tests.

We began product development of APPY1 in 2003 with the objective of developing a blood-based, human diagnostic test to aid in the evaluation of patients suspicious for acute appendicitis. In December 2008, we completed an initial clinical trial (approximately 800 patients) using the original AppyScore ELISA-based test using MRP 8/14 as a single biomarker test, for use as an aid in the evaluation of acute appendicitis. The results of this study, based upon an MRP 8/14 APPY1 cut-off value of 15, showed sensitivity of 89%, negative predictive value of 89% and specificity of 38%.  Based on these results, in June 2009, we submitted a 510(k) premarket notification application to the FDA to seek clearance of the AppyScore ELISA-based test used in this trial. In August 2009, the FDA responded to our submission with a request for additional information. As a result of a number of factors, primarily the need to revise the test’s cut-off value, the Company withdrew its 510(k) submission in mid-2010.

In March 2010, we completed enrollment for an additional clinical trial (859 patients) of our second generation AppyScore ELISA-based test, based upon MRP 8/14 as a single biomarker test. The patients enrolled in this clinical trial were seen in the emergency departments of more than a dozen well known hospitals across the United States. The statistical analysis report for this 2010 trial, based upon an MRP 8/14 cut-off value of 14, showed similar sensitivity (96%) and negative predictive value (92%) but lower specificity (16%) than seen in the 2008 ELISA-based study. The study data also revealed a wider range in prevalence of acute appendicitis among sites than had been anticipated. The overall prevalence of acute appendicitis was similar to that seen in the previous clinical trial, however inter-site variability was notably larger, with a wider range of patients enrolled with acute appendicitis observed between sites. We believe that the large inter-site variability in the prevalence reported is an indication of the clinical challenge of diagnosing acute appendicitis and the judgment of individual emergency department physicians in evaluating acute abdominal pain.

We performed, in conjunction with our consultants and scientific advisors, significant secondary analyses of the 2010 clinical trial results and data to explore the observed change in specificity in the 2010 trial as compared to the 2008 trial. These analyses suggested that the apparent differences between the two studies were primarily due to the conditions of transport for samples from the sites to the central laboratory, where the testing was conducted, in the 2010 trial. At the time our product in development was known as AppyScore and the results determined a “score” for each sample. An increase in AppyScore test values that occurred in the “pre-measurement” phase between blood draw at the hospital and the testing at the central laboratory, which involved sample handling, time and transportation, resulted in an apparent increased level of false positives and, accordingly, decreased specificity. As a result of these analyses, we determined that we would not file a 510(k) premarket notification with the FDA based on the results of the 2010 AppyScore ELISA-based clinical trial, primarily due to the low specificity observed in the study not meeting the success criteria specified in the study’s statistical analysis plan; and although the post hoc analysis of the 2010 clinical trial results was able to identify the likely source of the performance problems, conclusions based on such a post hoc analysis would not be deemed to be acceptable performance evidence by the FDA for filing a 510(k).  A primary objective of originally developing the AppyScore ELISA-based product was to serve as the predicate for the rapid, single-use cassette version of the AppyScore assay.  We believe that the poor performance arising from the pre-measurement sample handling should be mitigated by the cassette version of AppyScore, which will be run on-site in the hospital’s laboratory shortly after the patient’s blood has been drawn.

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

In August 2012, we provided a pre-investigational device exemption (pre-IDE) submission to the FDA and had a meeting with the FDA in September 2012, as well as follow-up communications in January 2013. This submission and subsequent meetings documented the planned regulatory path for APPY1, which we believe to be de novo 510(k), as well as achieved agreement on the statistical analysis plan and protocol for the clinical trial. This cooperative approach with the FDA led to an enhanced clinical trial protocol and proposed intended use statement for APPY1. In January 2013, we began enrolling patients into our pivotal clinical study in the United States and completed that enrollment in January 2014. As detailed above, we enrolled 1,887 evaluable patients in the study. The results of this clinical study based on the APPY1 multi-marker panel, showed negative predictive value of 97.3%, sensitivity of 96.9% and specificity of 37.8%. Prevalence of the disease in the pilot study was 25%. We are currently finalizing preparation of the 510(k) document for expected submission to the FDA for regulatory clearance of APPY1. If the FDA grants clearance for the product, we plan to launch in the United States.

Commercialization and Marketing

In January 2013, following completion of the steps required for a conformity mark under the European Economic Area (CE marking) for the APPY1 product we obtained CE marking in Europe for APPY1. We began advancing on commercialization and marketing activities of APPY1 in the European Union, employing the clinical data gathered to date.  During the initial launch phase, key market development activities included working to identify and sign collaboration agreements with key opinion leader hospitals for the purpose of completing well-defined outcome studies.  The studies are designed to further demonstrate the clinical utility and economic value of APPY1 in Europe. Based upon the positive results of the initial launch phase efforts during 2013 we moved into the second phase of the EU launch, a full-scale distribution and sales effort for APPY1.

In early 2014, we signed long-term distribution agreements with EMELCA Bioscience covering the Benelux Territories and with Laboratories Rubio covering Spain. These agreements contain minimum annual revenue thresholds as well as product pricing terms that meet our targeted levels. We continue to advance market development activities and are having discussions with prospective distributors in other major EU markets. To support these efforts, we have contracted with on-site country managers to assist in the sales and marketing efforts in France, the United Kingdom and Germany.

In addition to clinical/medical outcome studies and early adopter evaluations in Europe, we have developed a sophisticated economic modeling tool to calculate and demonstrate the potential impact of the APPY1 Test on current practice at individual hospitals.  This health informatics model, “APPYAnalytics™,” uses complex algorithms, calculations, and specific hospital-provided data, to generate reports that show potential clinical, economic and operational outcome improvements. Since initiating field testing of APPYAnalytics, we have received very positive feedback from hospital sites in Europe indicating this type of health-economic modeling data based on imaging reduction and emergency department (ED) throughput efficiencies is the type of information needed to facilitate the adoption of new technology. We expect data generated using APPYAnalytics may also reduce the need for additional outcome studies in the EU.

The APPY1 Test is expected to be sold into the emergency medicine diagnostic market. If cleared by the FDA for sales in the United States, we expect that the test will be the only commercially available blood-based test specifically designed to aid in the evaluation of acute appendicitis for low risk children and young adult patients. We believe there is a significant worldwide market opportunity for this product.

Appendicitis

Appendicitis is a rapidly progressing condition which typically causes lower abdominal pain to increase over a period of 12 to 48 hours from onset of symptoms to perforation. This progressive pain period is variable, however, and can be sustained for 48 hours or more. Failure to accurately diagnose and treat acute appendicitis before perforation can lead to serious complications and, in some cases, death. The current diagnostic and treatment paradigm for acute appendicitis includes many factors, such as a review of the patient’s clinical presentation including signs and symptoms, health history, blood chemistry, temperature and white blood cell count. In the United States, patients who are considered to be at risk for acute appendicitis are frequently sent for CT or ultrasound imaging for further diagnosis and then surgery if indicated. Unfortunately, imaging-based methods and interpretations can be inconclusive or lead to inaccurate or inconclusive diagnosis. To date, there appears to be no individual sign, symptom, test, or procedure capable of providing either a conclusive rule-in or rule-out diagnosis of acute appendicitis. Although the use of CT scans appears to be the most widely used diagnostic tool in the United States, its results are subject to interpretation and can be inconclusive in addition to subjecting patients to large doses of potentially harmful radiation. Over the past decade there has been increasing concern over radiation exposure caused by imaging. In 2010, the FDA released a report titled “Initiative to Reduce Unnecessary Radiation Exposure from Medical Imaging.” We believe that the risks highlighted in reports such as this FDA Report could have positive implications for a test like APPY1 which, if cleared, could be used to help physicians determine which patients are at low risk for the disease and potentially avoid CT scanning.  Misdiagnosis of acute appendicitis can lead not only to unnecessary surgery but also to the delay of proper therapy for the actual underlying condition. Physicians also face the dilemma of minimizing the negative appendectomy surgery rate without increasing the incidence of a life threatening perforation among patients presenting with symptoms of suspected acute appendicitis. We expect APPY1 will provide an additional objective tool to assist physicians in their initial clinical evaluation of patients with acute abdominal pain indicative of acute appendicitis.

It is estimated that approximately 5-7% of the population will be diagnosed with appendicitis in their lifetime with the peak age range for the disease being the early teens.  Published data from several sources indicate that in the United States, 3-15% of appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery. In addition to health risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $740 million annually in the United States alone. Appendicitis is one of the leading causes of medical malpractice claims in the United States due to many factors, including high diagnostic error rates, negative appendectomies, and increased cost and complications in cases where the appendix perforates. Diagnosing patients presenting with abdominal pain remains one of the most common and challenging conditions in emergency medicine.  Based on the EU Market Study that we conducted in 2012, results indicated that 10% of the over 217 million patients that visited European and U.S. hospital emergency departments (ED) in 2010 had the primary complaint of abdominal pain and appendicitis had the highest incidence in patients 10-19 years of age.

The rate of negative appendectomy is thought to be impacted by the use of CT in that such rates are considerably higher in places that do not use CT. In the U.S. alone, according to National Hospital Ambulatory Medical Care Survey data from the Centers for Disease Control and Prevention (CDC) in 2009 there were approximately 9.6 million patients who entered emergency departments complaining of abdominal pain. Out of this total, 6.6 million had complete blood count (CBC) work-ups, 3.2 million underwent CT imaging studies and 1.2 million underwent ultrasound procedures. Approximately 280,000 of these total patients were diagnosed as having acute appendicitis and underwent appendectomies. Included in these totals were 2.1 million patients (approximately 21%) who were children, adolescents and young adults aged 2 to 20. Out of this sub-population, 1.1 million had CBC work-ups performed, 417,000 underwent CT imaging and 259,000 underwent ultrasound procedures. Approximately 100,000 of this group of patients were diagnosed as having acute appendicitis and underwent appendectomies.

Acute appendicitis most frequently occurs in patients aged 10 to 30, but can affect all ages.  Using a CT scan to rule out acute appendicitis can be particularly difficult in children and young adults because many patients in these age groups have low body fat resulting in poor tissue differentiation or contrast on the CT scan. The APPY1 Test has the potential to enhance overall safety by reducing the amount of radiation exposure from unnecessary CT scans for those patients at low risk for having acute appendicitis.

Results from our development efforts, clinical trials and pilot trials performed to date indicate that the greatest benefit of the APPY1 Test would be in aiding the physician in the evaluation of those patients at low risk for having acute appendicitis.  We believe that APPY1 has the potential to enhance the effectiveness and speed of patient evaluation and improve the standard of care for low-risk patients. We anticipate that if APPY1 is cleared by the FDA, it will be incorporated in the routine testing as a patient’s blood sample is taken in the ordinary course of an initial assessment of the patient entering the emergency department setting when the physician suspects appendicitis, but considers the patient at low risk for the disease. The APPY1 Test is intended to cost-effectively help the physician determine if a patient is at a low risk for acute appendicitis.

APPY1 Raw Materials and Suppliers

Our APPY1 products include a reader instrument (“APPYReader”) and the consumable test products consisting of test cassettes, controls and packaging. The APPYReader™ is manufactured for us by a well-established vendor based in Germany. Currently all readers are shipped to our facility for final testing and release prior to shipment to customers and clinical trial sites. Consumable test product components are manufactured at the Venaxis facility. Raw materials and certain sub-components are acquired from a number of suppliers. All significant vendors are qualified based upon a quality review, which may also include on-site quality audits.

APPY1 Distribution Methods

Having obtained CE marking in early 2013, we began advancing commercial and marketing activities in the EU. We have identified the initial primary target countries for our commercialization focus, which are Spain, the Benelux Territories, United Kingdom, France and Germany. During the early 2013 initial launch phase, key market development activities included working to identify and sign collaboration agreements with key opinion leader hospitals for the purpose of completing well defined outcome studies.  The studies are designed to further demonstrate the clinical utility and economic value of APPY1 in Europe. Based upon the positive results of the initial launch phase efforts during 2013, we moved into the second phase of the EU launch, a full-scale distribution and sales effort for APPY1.  Our strategy in the EU is to identify distributors on a by-country or by-region basis and negotiate and execute long-term distribution agreements with them. In early 2014, we signed long-term distribution agreements with EMELCA Bioscience covering the Benelux Territories and with Laboratories Rubio covering Spain. These agreements contain minimum annual revenue thresholds as well as product pricing terms that meet our targeted levels. We continue to advance market development activities and are having discussions with prospective distributors in other major EU markets. To support these efforts, we have contracted with on-site country managers to assist in the sales and marketing efforts in France, the United Kingdom and Germany.

Following FDA clearance of APPY1, direct sales activities would commence in the United States. At this time, there are no plans to use third party distributors in the United States. Customer fulfillment of purchase orders is anticipated to be made via direct shipments from the Company facility to the customer. Sales, technical, and marketing support is expected to be via a limited direct sales force and a customer web portal. Purchase agreements or purchase arrangements would be in place, covering terms of the Company’s relationship with customers.

Animal Healthcare

Effective May 1, 2004, we entered into an Exclusive License Agreement (WU License Agreement) with Washington University in St. Louis (WU) which granted us exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement).  We have agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties and other payments. Royalties payable to WU under the WU License Agreement for covered product sales by us, directly or indirectly, carry a mid-single-digit royalty rate and for sublicense fees received by us carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by us with ninety days advance notice at any time and by WU with sixty days advance notice if we materially breach the WU License Agreement and fail to cure such breach in a designated period.

In July 2012, we entered into an Exclusive License Agreement (License Agreement) with Ceva Santé Animale S.A. (Licensee), under which we granted the Licensee an exclusive royalty-bearing license to our intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The License Agreement includes a sublicense of the technology licensed to us by WU and a license to the assets acquired from Novartis under the Termination Agreement described below. Under the terms of the WU License Agreement, a portion of the license fees and royalties we receive from sublicensing agreements will be paid to WU.

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

The animal health technology, licensed from WU in 2004 was sub-licensed in 2008 to Novartis Animal Health, Inc. (Novartis) under a long-term world-wide development and marketing agreement. In November 2011, we entered into a Termination Agreement with Novartis Animal Health, Inc. (Novartis Termination Agreement) to terminate the Novartis License Agreement.  Under the Novartis Termination Agreement, the termination obligation totaled $1,374,000, and at December 31, 2013, the termination obligation had been repaid.

Human Diagnostic Antigens

We formerly supplied purified proteins for diagnostic applications to large medical diagnostic companies and research institutions. Our human antigens products were purified from human tissue or fluids. We manufactured and sold approximately 20-30 purified protein products primarily for use as controls by diagnostic test kit manufacturers and research facilities, to determine whether diagnostic test kits are functioning properly. As a result of focusing our activities on the APPY1 blood-based human diagnostic test, we substantially terminated operations of the antigen business in the first quarter of 2011. In 2012, we had very limited revenue from sales of these products and in 2013 we had no revenue from sales of these products.

Intellectual Property

Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for the Company’s first generation and future generation versions of tests. Strong scientific and technical progress remains the basis for these innovative efforts.

 APPY1 Intellectual Property

Beginning in 2004, we initiated the establishment of an intellectual property portfolio for the acute appendicitis testing technology and products that have been used in the development of APPY1. We have filed for and are pursuing extensive patent coverage related to several aspects of the initial discovery and various test applications. Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for our first generation and future generation versions of the test. Scientific and technical progress remains the basis for these efforts. In March 2009, the United States Patent and Trademark Office issued our patent directed to methods relating to its appendicitis diagnostic technology. This patent, No. 7,501,256 (expires February 7, 2026), is entitled “Methods and Devices for Diagnosis of Appendicitis.”  Additional U.S. patents, 7,659,087 and 7,670,769, were issued on February 9, 2010 and March 2, 2010, respectively (both expiring July 25, 2025). At this time, patents have been issued in the following foreign countries: Australia, Hong Kong, Israel, Japan, New Zealand, Singapore and South Africa.  A patent was also granted by the European Patent Office and subsequently validated in the following European countries: Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.  Additionally, there are several patent applications currently in prosecution.

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

We have filed applications for trademarks for VENAXIS, APPY1, APPYREADER and APPYANALYTICS.

In May 2003, we entered into an Assignment and Consultation Agreement (the Bealer Agreement) with Dr. John Bealer. The Bealer Agreement transferred to us ownership rights from Dr. Bealer for inventions and related improvements to technology associated with human appendicitis diagnostics involving protein antigens. The consideration for the Bealer Agreement was the payment of a future royalty to Dr. Bealer based upon a low double digit rate applied to revenues, all as defined under the Bealer Agreement.  The Bealer Agreement contains confidentiality provisions, provides for the assignment of all patent rights to us (which has occurred) and restrictions on the assignability of the agreement.  The Bealer Agreement continues for the longer of twenty years or the expiration of the last of our applicable patents to expire.  We may terminate the Bealer Agreement if we, in our reasonable judgment, decide we have no interest in pursuing the opportunity as defined under the agreement.

Animal Health

Our animal health patent portfolio originated under the exclusive license agreement with WU, under which we obtained intellectual property rights to their patent estate.  This extensive portfolio consists of both patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products under development. The term of the WU License Agreement ends upon the expiration of the last patent to expire. Patents in the estate began expiring in 2013, with the last of the current patents set to expire in 2028.  WU has filed, and continues to file, patent applications to expand and extend the patent coverage of the WU technology.  We reimburse WU for the costs of such patent filings, namely prosecution and maintenance fees.  Additional patents in the animal health portfolio have been filed by us outside of the WU License Agreement.

A patent filing for the recombinant luteinizing hormone technology was submitted in 2004, entitled “Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone.”  This patent family claims methods of administering rLH, the timing of administration, and dosage given in order to increase formation of accessory corpora lutea and maintain pregnancies in treated animals.  To date, four foreign patents have been granted for “Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone,” New Zealand patent 542549 was granted March 12, 2009 (expiring March 2024), Australia 2004218365 was granted May 27, 2010 (expiring March 2024), European patent 1610803 was granted December 15, 2010 (expiring March 2024) and Canadian patent 2518268 was granted December 10, 2013 (expiring March 2024). The patent granted by the European Patent Office and has been validated in the following countries: Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Switzerland and the United Kingdom. Currently, there are additional foreign patent applications that are in prosecution.

A patent filing for the recombinant bovine follicle stimulating hormone technology was submitted in 2008, entitled “Compositions and Methods Including Expression and Bioactivity of Bovine Follicle Stimulating Hormone.”  This patent family claims the rbFSH single-chains itself, as well as methods of administering rbFSH, the timing of administration, and dosage given in order to increase reproduction, induce superovulation or increase embryo production in ungulates.  The patent family includes filings in the following countries: Argentina, Australia, Canada, New Zealand, Thailand and the United States.  The patent has also been filed with the European Patent Office.  In October of 2011, the first patent in this family was granted by the European Patent Office (2134165), expiring October 12, 2028.  The patent has also been granted in New Zealand (579740), expiring October 1, 2028.  Following the grant of the patent in 2011 by the European Patent Office, the patent was validated in the following countries: France, Germany, Italy and the Netherlands.  In August 2013, the patent was granted in the United States (8518881 B2) expiring February 8, 2028, followed in November 2013 by the grant in Australia (2008213567) expiring February 8, 2028.

A patent filing for the equine follicle stimulating hormone technology was filed in 2008, entitled “Activity of Recombinant Equine Follicle Stimulating Hormone.”  This patent family provides coverage for the single chain eFSH itself, methods of administering reFSH, the timing of administration, and dosage given in order to increase reproductive activity in treated animals. The first patent in the patent family was granted in China in April 2013 (200880123523.8) expiring November 28, 2028.  We have been notified that the patent in the United States has been allowed in late 2013.   Currently, there are additional foreign patent applications that are in prosecution.

Two separate patent applications relating to cattle pregnancy have been filed by us.  A patent filing for the Bovine Pregnancy test technology was filed in 2007, entitled “Bovine Pregnancy Test.”  This patent family provides coverage for an assay device designed to detect pregnancy, the specific specifications of the device, for the antibodies used in the assay, as well as the type of sample used and the species for which the test is effective in detecting pregnancy.   The parent application was granted in the United States in 2008 (No. 7,393,696 expiring May 30, 2025), with the divisional application granted in 2010 (No. 7,687,281 expiring May 6, 2023).  Additionally, a patent filing for pregnancy detection was filed in 2003, entitled “Pregnancy Detection.”  This patent family provides coverage for an immunoassay test device, the specific specifications of the device, and for the antibodies used in the assay as well as the type of sample used.  The patent has been issued in the following counties: Australia (No. 2003243199), New Zealand (No. 536229 & 572488), and the United States (No. 7,842,513), each of which expire on May 2, 2023.

 General Operations

Backlog and Inventory — We do not expect that the APPY1 products business will be seasonal in nature. We have developed and identified reliable sources of raw material and components for the APPY1 products and currently do not expend large amounts of capital to maintain inventories of APPY1 products. Currently there is no back-log of orders. Historically, the antigen business was not seasonal in nature when we were engaged in it.

Payment Terms — We do not provide extended payment terms, other than to support certain new product introductions, and then with terms of no more than 45-60 days.

Revenues — During the year ended December 31, 2013, we commenced sales of the APPY1 products internationally, with three European-based customers accounting for total net sales of the APPY1 product, each representing 43%, 35% and 22%, respectively. At December 31, 2013, two customers accounted for 38% and 62% of total accounts receivable. Sales are made under written agreements that provide for customary sales and shipping terms.  All of the international sales are invoiced and collectible in U.S. dollars. Historically, the majority of our revenues have come from U.S. customers of our human antigen business with no long-term supply agreements and orders processed on a purchase-order basis.  Three customers accounted for $34,000 of the total US-based 2012 sales and individually represented 40%, 30% and 13% of such sales of antigens.  As of December 31, 2012, the Company did not have any accounts receivable.

Research and Development

We expended approximately $6,706,000 on total research and development in fiscal 2013, $3,838,000 in fiscal 2012 and $5,666,000 in fiscal 2011. We anticipate that total expenditures for research and development for the fiscal year ending December 31, 2014 will decrease as compared to the amounts expended in 2013, due primarily to the completion of the APPY1 clinical trial in the United States in January 2014.  Research and development activities for the animal health business are expected to continue to be covered by the Licensee in 2014.

Development and clinical test costs in support of the current product, as well as costs to file patents and revise and update previous filings on our technologies, will continue to be substantial.  Our principal product consists of the acute appendicitis test, APPY1, and we continue to assess and work to enhance and improve the product’s performance. As we continue towards commercialization of this product, including evaluation of strategic alternatives to effectively maximize the value of our technology, we will need to consider a number of alternatives, including possible capital raising or other transactions and partnering opportunities, working capital requirements (including possible product management and distribution alternatives) and implications of product manufacturing and associated carrying costs. Certain costs such as manufacturing and licensing and royalty agreements have different implications depending upon the ultimate strategic path determined.

We have entered and expect to continue to enter into additional agreements with contract manufacturers and other suppliers for the development and manufacture of certain of our products and system components for which we are seeking or plan to seek FDA clearance. The ultimate goal of this development process is confirming current good manufacturing practices (cGMP), which is required for those products for which we are seeking FDA clearance. We enter into discussions from time to time with various potential manufacturers who meet full cGMP requirements, are capable of large-scale manufacturing batches of medical devices, and who can economically manufacture them to produce our products at an acceptable cost. These development and manufacturing agreements generally contain transfer fees and possible penalty or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2014. We may also consider acquisitions of development technologies, products, or platforms, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

Regulatory Matters

FDA

The FDA has regulatory marketing authority in the United States over our APPY1 products. Venaxis operates under ISO9001-4385 standards for cGMP manufacturing of medical devices.

The FDA’s Center for Devices and Radiological Health (CDRH) is responsible for regulating firms who manufacture, repackage, re-label and or import medical devices sold in the United States. Medical devices are classified into Class I, II and III. Blood screening diagnostics are licensed and regulated by the Center for Biologics Evaluation and Research (CBER). Our APPY1 acute appendicitis test is anticipated to be classified as a non-invasive Class II medical device by the FDA, which will require de novo Premarket Notification 510(k) clearance. Generally, FDA product clearance for diagnostic products is granted after specific clinical trials, GMP validations and quality control requirements have been achieved to the agency’s satisfaction.  There is no assurance that we will obtain FDA clearance to market our acute appendicitis test.

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

European Regulations

In the European Union, in-vitro diagnostic (IVD) medical devices are regulated under EU-Directive 98/79/EC (IVD Directive), and related provisions. The IVD Directive requirements include the safety and efficacy of the devices. According to the IVD Directive, the EU members presume compliance with these essential requirements in respect of devices which are in conformity with the relevant national standards transposing the harmonized standards of which the reference numbers have been published in the Official Journal of the European Communities. These harmonized standards include ISO 13485:2003, the quality standard for medical device manufacturers.

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

Glossary of Terms

Algorithm — a set of rules that precisely defines a sequence of operations, and, in the case of APPY1, such a set of rules using mathematical computation in a software program.

Biomarker tests — tests that identify and quantify markers associated with disease or medical conditions.

Complete Blood Count (CBC) — a blood test used to evaluate overall health and detect a wide range of disorders, including anemia, infection and leukemia.

CRP — C-reactive protein, a protein produced in the liver and found in the blood, the levels of which rise in response to inflammation.

De Novo Classification – a mechanism defined by the FDA Modernization Act (Section 513(f)) for classifying new medical devices for which there is no predicate, providing the product with a risk-based Class II classification allowing clearance under as a 510(k).

ELISA (Enzyme Linked Immunosorbant Assay) — immunological method used to test a sample for a protein marker.

cGMP — current Good Manufacturing Practice.

Immunoassay-based — test that uses antibody-antigen interaction as method of measure.

Multi-marker test — a diagnostic or other test that uses multiple protein biomarkers as part of a diagnostic test panel.

Recombinant — Novel DNA made by genetic engineering.

WBC — White blood cell count. The white blood cells are analyzed from a blood sample collected as part of a standard protocol for patients suspected of having infections who have entered the emergency department of a hospital.

Corporate Information

We are located at 1585 S. Perry Street, Castle Rock, CO 80104. Our phone number is (303) 794-2000 and our facsimile number is (303) 798-8332. We currently employ twenty full-time employees and three part-time employees. We believe our relationships with our employees are good. We also regularly use part-time interns and additional temporary and contract personnel depending upon our research and development needs at any given time. We maintain a website at www.venaxis.com which serves each of the U.S. and the EU markets.

 Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended.  These documents may also be accessed on our website: www.venaxis.com.  These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC. The information contained in, or that can be accessed through, the website is not part of this annual report. These documents may also be found at the SEC’s website at www.sec.gov.

ITEM 1A. — RISK FACTORS

If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.

Risks Related to Our Business

If we fail to obtain FDA clearance, which we expect to seek under a 510(k) de novo classification path, we cannot market our product in the United States.  An alternative path, which is longer and more restrictive, would be required.   Such a process, called a premarket approval (PMA) would place our product in the FDA’s Class III.

Therapeutic or human diagnostic products require FDA clearance (or approval or licensing) prior to marketing and sale. This applies to our ability to market, directly or indirectly, our APPY1 acute appendicitis test. As a new product, this test must undergo lengthy and rigorous development testing and other extensive, costly and time-consuming procedures mandated by the FDA. In order to obtain required FDA clearance we must finalize development of our product and product labeling, and successfully complete clinical testing. This process has taken, and will continue to take, a substantial amount of time and resources to complete. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our proposed new products for a number of reasons. There is no assurance that any of our strategies for obtaining FDA clearance or approval in an expedient manner will be successful, and FDA clearance is not guaranteed. The actual timing of such completion, submission and clearance, could also impact our ability to realize market value from such products. If we do achieve FDA clearance or approval, it could subsequently be suspended or revoked, or we could be fined, based on a failure to continue to comply with ongoing regulatory requirements and standards. Similar regulatory approval or ongoing requirements and contingencies will also be encountered in major international markets.

If we fail to obtain FDA clearance or approval for our human diagnostic products, we will not be able to market and sell our products in the United States. As a result, we would not be able to recover the resources spent on research and development of such products. The inability to obtain FDA clearance or approval for our product may also have an impact on our success in commercializing the product in international markets.

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

Factors affecting our research and development productivity and the amount of our research and development expenses include, but are not limited to, the number of patients required to be enrolled, site costs (including site overhead) and the outcome of required clinical trials to be conducted by us or our collaborators.

We may not be able to successfully launch sales of our products in the European Union countries or elsewhere outside of the U.S.

We obtained CE marking for our APPY1 products in January 2013.  We have launched commercialization and marketing activities in the Spain, the Benelux Territories, the United Kingdom, France and Germany.  Our strategy is to leverage the experience of key opinion leaders in select hospitals in such countries in order to generate additional meaningful, multinational field data for APPY1 products and leverage successful data into relationships with distributors in the identified target countries.  We may not be able to implement such strategy on a timely basis, and may encounter the uncertainties and delays in adoption that accompany new diagnostic testing alternatives, pricing pressure for our products and difficulties developing the relationships necessary to conduct business outside of the United States.

Clinical trials are expensive and we cannot assure that we will be able to complete our clinical trial data analysis program successfully within any specific time period, or if such clinical trial data analysis takes longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

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

We do not know if the recently completed pivotal clinical trial will produce statistically significant or clinically meaningful results sufficient to support an application for marketing approval. Further, if we encounter delays or unexpected data items as part of the analysis, we may need to delay or terminate the planned 510(k) process, which could negatively affect our business.

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

The development of new technologies or improvements in current technologies for diagnosing acute appendicitis, including CT imaging agents and products that would compete with our acute appendicitis test could have an impact on our ability to sell the acute appendicitis tests or the sales price of the tests. This could impact our ability to market the tests or secure a marketing partner - both of which could have a substantial impact on the value of our acute appendicitis products.

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

The U.S. healthcare regulatory environment may change in a way that restricts our ability to market our acute appendicitis tests due to medical coverage or reimbursement limits. Sales of our human diagnostic tests will depend in part on the extent to which the costs of such tests are covered by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health payor administration authorities, private health coverage insurers and other third party payors. These healthcare payors are increasingly challenging the prices charged for medical products and services. The containment of healthcare costs has become a priority of federal and state governments. Accordingly, our potential products may not be considered to be cost effective, and reimbursement may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Any reduction in Medicare, Medicaid or third party payor reimbursements could have a negative effect on our operating results. The recent addition of the medical device tax is also a challenge to the industry.

We have very limited sales and marketing experience with our products and limited sales capabilities, which may make commercializing our products difficult.

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

If we successfully obtain FDA clearance or approval to market our acute appendicitis test, we (or our vendors) may experience manufacturing problems resulting in shortages or delays in production that could limit the near-term growth of our revenue.

Our ability to successfully market the acute appendicitis test, once approved, will partially depend on our ability to obtain and manufacture sufficient quantities of the finished tests from qualified GMP suppliers. While we have identified and qualified suppliers, their ability to produce tests or component parts in sufficient quantities to meet possible demand may cause delays in securing products or could force us to seek alternative suppliers. The need to locate and use alternative suppliers could also cause delivery delays for a period of time. Delays in finalizing and progressing under agreements with cGMP facilities may delay our FDA clearance process and potentially delay sales of such products. In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw materials, components or finished goods inventory and quality control issues with raw materials, components or finished goods. These difficulties could reduce sales of our products, increase our costs or cause production delays, all of which could damage our reputation and hurt our financial condition. To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

Any revenues from products under development will likely be subject to royalty payments under licensing or similar agreements. Major factors affecting these payments include, but are not limited to:

•	coverage decisions by governmental and other third party payors;
•	our ability to achieve meaningful sales of our products;
•	the achievement of milestones established in our license agreements; and
•	our use of the intellectual property licensed in developing the products.

If we need to seek additional intellectual property licenses in order to complete our product development, our cumulative royalty obligations could adversely affect our net revenues and results of operations.

Our success depends on our ability to successfully develop, obtain clearance or approval for and commercialize new products.

Our success depends on our ability to successfully develop and market new products. Although we have been engaged in human diagnostic antigen manufacturing operations and historically, and substantially all of our revenues have been derived from this business, our ability to substantially increase our revenues and generate net income is contingent on successfully developing one or more products. Our ability to develop any of products is dependent on a number of factors, including funding availability to complete development efforts, to adequately test and refine products, to seek required FDA clearance or approval and to commercialize our products, thereby generating revenues once development efforts prove successful. We have encountered in the past, and may again encounter in the future, problems in the testing phase for our products, which sometimes resulted in substantial setbacks in the development process. There can be no assurance that we will not encounter similar setbacks with the products in our pipeline, or that funding from outside sources and our revenues will be sufficient to bring any or all of our products to the point of commercialization. There can be no assurance that the products we are developing will work effectively in the marketplace, or that we will be able to produce them on an economical basis.

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

Our insurance policies currently cover claims and liabilities arising out of defective products for losses up to $3.0 million per incident. As a result, if a claim were to be successfully brought against us, we may not have sufficient insurance that would apply and would have to pay any costs directly, which we may not have the resources to do.

Risks Relating to Our Intellectual Property

Our competitive position is contingent upon the production of our intellectual property and we may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including our issued and applied for patents and our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses will survive claims alleging invalidity or infringement on other patents or licenses. Additionally, disputes may arise regarding inventorship of our intellectual property. There also could be existing patents of which we are unaware that our products may be infringing upon. As the number of participants in the market grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information. The occurrence of any of the foregoing could materially impact our business.

We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third party proprietary rights.

If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights in these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party treble damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity in the United Sates, in particular, is difficult because it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

Our trademark applications in the United States and any other jurisdiction where we may file, when filed, may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications or registrations, and our applications or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

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

We have historically needed to raise capital to fund our operating losses including development expenses, which have been significant. We expect to continue to incur operating losses in the 2014 calendar year and at least into 2015. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets which could impact the timing, terms and other factors in our attempts to raise capital. Any sale of a substantial number of additional shares may cause dilution to our existing shareholders and could also cause the market price of our common stock to decline.

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

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-а-vis our privately held and larger public competitors.

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

Our common stock is currently traded on the NASDAQ Capital Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility, in the future. For example in the calendar year ended December 31, 2013, our common stock traded as low as $1.20 and as high as $2.74. In the calendar year ended December 31, 2012, our common stock traded as low as $1.33 and as high as $5.88. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.

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

We own the property subject to a mortgage with an outstanding balance of approximately $2,297,000 at December 31, 2013, payable in monthly installments of approximately $11,700 and bearing interest at an approximate average rate of 3.95%.  The commercial bank portion of the mortgage was refinanced with the existing lender in May 2013. The revised terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years.

ITEM 3.   LEGAL PROCEEDINGS.

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

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management's opinion, have a material adverse effect on our business, financial condition and results of operations

ITEM 4.   MINE SAFETY DISCLOSURES.

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

Quarter ended	High	Low

March 31, 2012	$5.88	$3.90
June 30, 2012	$4.44	$1.88
September 30, 2012	$2.77	$1.33
December 31, 2012	$2.93	$2.04
March 31, 2013	$2.74	$1.99
June 30, 2013	$2.13	$1.20
September 30, 2013	$2.16	$1.26
December 31, 2013	$2.14	$1.57

As of March 6, 2014 we had approximately 950 holders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

The closing price of our common stock on March 21, 2014 was $2.80 per share.

During the last two fiscal years we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Company’s common stock will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans Information

The Company currently has one equity compensation plan. The 2002 Stock Incentive Plan, as amended (the Plan) was approved by the Board of Directors and adopted by the stockholders in 2002 and is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Plan was amended and restated on June 1, 2007 and further amended on June 9, 2008, November 20, 2009, November 22, 2010, July 8, 2011, May 22, 2012, December 11, 2012, and June 11, 2013, primarily to increase the number of shares available for awards under the Plan, with the most recent increase to 1,912,205 shares, as approved by the shareholders.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	1,218,265	$8.70	693,940

Equity compensation plans not
approved by security holders	—	—	—

Total	1,218,265	$8.70	693,940

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA.

	For the Fiscal Years Ended December 31,
	2013	2012	2011	2010	2009
Summary Statement of Operations Items:
Total revenues	$56,000	$42,000	$219,000	$370,000	$291,000
Net loss	$(12,149,000)	$(9,212,000)	$(10,214,000)	$(13,338,000)	$(15,518,000)
Basic and diluted loss per share	$(0.72)	$(1.84)	$(7.61)	$(10.17)	$(14.03)
Weighted average shares Outstanding	16,948,901	4,996,827	1,341,379	1,310,956	1,105,639

	As of December 31,
	2013	2012	2011	2010	2009
Summary Balance Sheet Information:
Current assets	$14,761,000	$12,528,000	$4,321,000	$12,307,000	$14,427,000
Total assets	$18,640,000	$16,615,000	$8,728,000	$17,159,000	$19,378,000
Long term liabilities	$3,441,000	$1,845,000	$2,830,000	$3,180,000	$3,290,000
Total liabilities	$5,690,000	$5,924,000	$4,902,000	$5,912,000	$6,564,000
Equity	$12,950,000	$10,691,000	$3,826,000	$11,247,000	$12,814,000

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

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2013, the Company had approximate balances of cash and liquid investments of $14,301,000, working capital of $12,512,000, total stockholders’ equity of $12,950,000 and an accumulated deficit of $86,382,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2014 and into early 2015. If the Company does not obtain the FDA clearance, the Company would potentially be required to change the scope of its product development activities, change its strategic focus or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

-	continuing commercialization of the Company’s principal product, APPY1;
-	pursuing additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

Revenues

Year 2013 compared to Year 2012

Sales of approximately $56,000 were recorded for the year ended December 31, 2013 as compared to $42,000 in the 2012 period. In 2013, revenues were generated by APPY1 product sales with the 2012 sales being generated by antigen products. Sales of the APPY1 products in 2013 have been made to customers for initial stocking orders in the EU under commercial development agreements. Three European-based customers accounted for 100% of the 2013 sales, and individually represented 43%, 35% and 22% of such sales. Antigen production was suspended in 2010.

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with Ceva Santé Animale S.A. (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the year ended December 31, 2013, $85,000 of such license payments was recognized as revenue, as compared to $21,000 for the year ended December 31, 2012.

Cost of sales for the year ended December 31, 2013 increased by approximately $21,000 compared to the 2012 period. In 2013, costs of sales were related to the APPY1 product sales with the 2012 costs of sale related to antigen products. As a percentage of sales, gross profit was 62% in the 2013 period as compared to gross profit of 99% in the 2012 period.

Year 2012 compared to Year 2011

Sales of the Company’s antigen products for the year ended December 31, 2012, totaled $42,000, which was a $178,000 or 81% decrease from the 2011 period. The decrease in sales is primarily attributable to the Company’s previous strategic decision to terminate antigen production and focus available scientific resources on APPY1 product development.   Three customers accounted for $34,000 of the total 2012 sales, and individually represented 40%, 30%, and 13% of such sales.

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

Selling, General and Administrative Expenses

Year 2013 compared to Year 2012

Selling, general and administrative expenses in the year ended December 31, 2013, totaled $5,517,000, which was a $332,000 or 6% increase as compared to the 2012 period. A reduction in personnel and a lower incentive bonus expense in 2013 resulted in a decrease in compensation related costs of approximately $487,000.  The decrease was offset by an increase of $595,000 in expenses associated with marketing and commercialization activities in 2013 and an increase of $436,000 in stock-based compensation, primarily due to a higher level of options granted in 2013.

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

Research and Development

Year 2013 compared to Year 2012

Research and development expenses in the year ended December 31, 2013 totaled $6,706,000, which is a $2,868,000 or 75% increase as compared to the 2012 period. Clinical trial related expenses increased by approximately $3,362,000 in 2013 as the APPY1 clinical trial activities accelerated during 2013, with the clinical trial enrollment completed in early 2014. This was offset by a decrease in APPY1 test development expenses in 2013 of approximately $672,000, as compared to 2012 expenses.

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

Other Income and Expense

Year 2013 compared to Year 2012

Interest and other expense for the year ended December 31, 2013, decreased to $45,000, compared to an expense of $251,000 in the 2012 period.  The decrease in interest expense is primarily due to the lower rate of interest following the refinanced commercial portion of the mortgage in 2013, and the payoff of the balance under the Novartis Termination Agreement.

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

Income Taxes

No income tax benefit was recorded on the loss for the year ended December 31, 2013, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2013, the Company had a net operating loss carry forwards for income tax purposes of approximately $80 million, expiring through 2033.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, the Company had working capital of $12,512,000, which included cash, cash equivalents and short term investments of $14,301,000.  The Company reported a net loss of $12,149,000 during the year ended December 31, 2013, which included $1,727,000 in net non-cash expenses consisting of, stock-based compensation totaling $1,438,000, depreciation and amortization totaling $327,000 and other net gains of $38,000.

Currently, the Company’s primary focus is to continue advancement of the steps required for FDA clearance for its acute appendicitis diagnostic test, as well as advancing on commercialization and marketing activities following the recent attainment of CE marking in Europe (EU).

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

In November 2012, the Company completed a public offering of securities consisting of 1,946,000 shares of common stock at an offering price of $2.10 per share, generating approximately $4.1 million in total proceeds. Fees and other expenses totaled $445,000, including an underwriter’s fee of 7%. In connection with the offering, the underwriter exercised an over-allotment option to purchase 291,900 additional shares of common stock at $2.10 per share generating approximately $566,000 net of expenses of approximately $47,000.

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

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs for the remainder of 2014 and into 2015. The Company is pursuing additional financing opportunities; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

Based upon our experience, clinical trial expenses can be significant costs.  During the years ended December 31, 2013, 2012, and 2011, we expended approximately $4,762,000, $2,150,000 and $3,388,000, respectively, in direct costs for APPY1 development and related clinical and regulatory efforts. Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for the test. Should we be unable to achieve FDA clearance of the APPY1 appendicitis test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2013.

Under the License Agreement as of December 31, 2013, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (Novartis Termination Agreement) to terminate the 2008 Novartis License Agreement.  Under the Novartis termination Agreement, the termination obligation totaled $1,374,000, and at December 31, 2013, the termination obligation had been repaid.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development / manufacture of certain of our products for which we are seeking FDA approval. The goal of this development process is to establish current good manufacturing practices (cGMP) required for those products for which we are seeking FDA approval. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments. We may also consider acquisitions of development technologies or products should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

Operating Activities

Net cash consumed by operating activities was $9,730,000 during the year ended December 31, 2013. Cash was consumed by the loss of $12,149,000, less non-cash expenses of $1,438,000 for stock-based compensation, depreciation and amortization totaling $327,000 and impairment and other items, net totaling $48,000, offset by the amortization of license fee totaling $85,000. Increases in prepaid and other current assets of $258,000 used cash, primarily related to routine changes in operating activities.  There was a $432,000 increase in accounts payable and accrued expenses in the year ended December 31, 2013, primarily due to increases in the activity levels at year end for the Company’s APPY1 clinical, regulatory, and marketing activities.  A decrease of $304,000 in accrued compensation consumed cash.  Cash provided by operations included a net increase of $306,000 in deferred revenue, relating to milestone payments under the License Agreement for the Company’s animal health assets.

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

Investing Activities

Net cash outflows from investing activities consumed $7,631,000 during the year ended December 31, 2013. Sales of marketable securities investments totaled approximately $16,957,000 and marketable securities purchased totaled approximately $24,437,000.  Cash totaling $152,000 was used for additions to capitalized patent filings and equipment additions.

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

Financing Activities

Net cash inflows from financing activities generated $12,042,000 during the year ended December 31, 2013. The Company received net proceeds of $12,970,000 from the sale of common stock in public offerings of securities and repaid $928,000 in scheduled payments under its debt agreements including payments under the Novartis Termination Agreement.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $33,000, $45,000, and $275,000 of patent impairment charges during the years ended December 31, 2013, 2012, and 2011 respectively.

Long-Lived Assets:    The Company records property and equipment at cost. Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets. Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs. The Company reviews for impairment whenever there is an indication of impairment.  The analysis resulted in no impairment charges being recorded to date.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of December 31, 2013, approximately 30% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Venaxis, Inc.

We have audited the accompanying balance sheets of Venaxis, Inc. (formerly AspenBio Pharma, Inc.)  (“the Company”) as of December 31, 2013 and 2012, and the related  statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venaxis, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 28, 2014

Venaxis, Inc.
Balance Sheets
December 31,

	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$5,658,683	$10,977,974
Short-term investments (Note 1)	8,642,648	1,162,904
Prepaid expenses and other current assets (Note 1)	459,396	387,480

Total current assets	14,760,727	12,528,358

Property and equipment, net (Note 2)	2,266,982	2,484,539

Other long term assets, net (Notes 1 and 3)	1,612,160	1,601,894

Total assets	$18,639,869	$16,614,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$780,514	$613,925
Accrued compensation	148,922	452,878
Accrued expenses	907,732	642,055
Notes and other obligations, current portion (Note 4)	319,771	2,290,292
Deferred revenue, current portion (Note 7)	92,084	79,803

Total current liabilities	2,249,023	4,078,953

Notes and other obligations, less current portion (Note 4)	2,150,608	763,132
Deferred revenue, less current portion (Note 7)	1,290,441	1,081,706

Total liabilities	5,690,072	5,923,791

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
21,454,380 and 9,954,380 shares issued and outstanding	99,331,585	84,924,133
Accumulated deficit	(86,381,788)	(74,233,133)

Total stockholders' equity	12,949,797	10,691,000

Total liabilities and stockholders' equity	$18,639,869	$16,614,791

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Operations
Years ended December 31,

	2013	2012	2011

Sales (Note 1)	$56,068	$41,557	$219,420
Cost of sales	21,193	592	16,345

Gross profit	34,875	40,965	203,075

Other revenue - fee (Note 7)	84,620	20,571	62,179

Operating expenses:
Selling, general and administrative	5,516,504	5,184,823	5,575,221
Research and development	6,706,174	3,838,375	5,666,221

Total operating expenses	12,222,678	9,023,198	11,241,442

Operating loss	(12,103,183)	(8,961,662)	(10,976,188)

Other income (expense):
Interest, net	(96,125)	(248,629)	(180,509)
Gain on contract termination (Note 7)	—	—	938,896
Other income (expense)	50,653	(1,924)	4,000

Total other (expense) income	(45,472)	(250,553)	762,387

Net loss	$(12,148,655)	$(9,212,215)	$(10,213,801)

Basic and diluted net loss per share (Note 1)	$(0.72)	$(1.84)	$(7.61)

Basic and diluted weighted average number
of common shares outstanding (Notes 1)	16,948,901	4,996,827	1,341,379

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2013, 2012 and 2011

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2011	1,340,646	$66,054,554	$(54,807,117)	$11,247,437

Stock-based compensation issued for services	—	1,336,177	—	1,336,177

Common stock issued for cash, net
of offering costs of $181,035	267,500	1,456,065	—	1,456,065

Net loss for the year	—	—	(10,213,801)	(10,213,801)

Balance, December 31, 2011	1,608,146	68,846,796	(65,020,918)	3,825,878

Stock-based compensation issued for services	—	901,161	—	901,161

Common stock issued for consulting services	8,334	29,776	—	29,776

Common stock issued for cash, net of offering costs of $1,753,190	8,337,900	15,146,400	—	15,146,400

Net loss for the year	—	—	(9,212,215)	(9,212,215)

Balance, December 31, 2012	9,954,380	84,924,133	(74,233,133)	10,691,000

Stock-based compensation issued for services	—	1,437,865	—	1,437,865

Common stock issued for cash, net of offering costs of $1,380,413	11,500,000	12,969,587	—	12,969,587

Net loss for the year	—	—	(12,148,655)	(12,148,655)

Balance, December 31, 2013	21,454,380	$99,331,585	$(86,381,788)	$12,949,797

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Years ended December 31,

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(12,148,655)	$(9,212,215)	$(10,213,801)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock-based compensation for services	1,437,865	930,937	1,336,177
Depreciation and amortization	326,534	430,228	490,515
Other noncash charges	47,503	44,554	274,941
Amortization of license fee	(84,620)	(20,571)	(62,179)
Gain on contract termination	—	—	(938,896)
Loss on equipment disposals	—	1,924	—
Change in:
Accounts receivable	(32,194)	35,016	38,160
Prepaid expenses and other current assets	289,967	407,955	426,825
Accounts payable	166,589	32,212	284,543
Accrued expenses	265,677	273,649	210,721
Accrued compensation	(303,956)	405,256	(179,948)
Deferred revenue	305,636	1,182,080	—

Net cash used in operating activities	(9,729,654)	(5,488,975)	(8,332,942)

Cash flows from investing activities:
Purchases of short-term investments	(24,436,509)	(2,991,644)	(1,043,192)
Sales of short-term investments	16,956,765	2,831,864	2,972,256
Purchases of property and equipment	(26,316)	(43,692)	(90,100)
Purchases of patent and other assets	(125,430)	(112,646)	(228,163)

Net cash used in (provided by) investing activities	(7,631,490)	(316,118)	1,610,801

Cash flows from financing activities:
Repayment of notes payable and other obligations	(927,734)	(1,331,437)	(673,900)
Net proceeds from issuance of common stock	12,969,587	15,146,400	1,456,065

Net cash provided by financing activities	12,041,853	13,814,963	782,165

Net increase (decrease) in cash and cash equivalents	(5,319,291)	8,009,870	(5,939,976)

Cash and cash equivalents, at beginning of year	10,977,974	2,968,104	8,908,080

Cash and cash equivalents, at end of year	$5,658,683	$10,977,974	$2,968,104

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$138,754	$244,737	$180,915

Schedule of non-cash investing and financing transactions:
Acquisitions of assets for installment obligations	$344,689	$480,635	$454,830

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Notes to Financial Statements

Note 1.  Organization and summary of significant accounting policies:

Nature of operations:

Venaxis, Inc. (the “Company” or “Venaxis”) was organized on July 24, 2000, as a Colorado corporation.  In December 2012, the Company’s name was changed to Venaxis, Inc., from AspenBio Pharma, Inc.  Venaxis’ business is in the development and commercialization of innovative products that address unmet diagnostic and therapeutic needs. The Company's lead product candidate, APPY1, is designed to be a novel blood-based diagnostic test that, if successfully cleared to be marketed by the United States Food and Drug Administration (“FDA”), will aid, through the test’s negative predictive value, in the evaluation of low risk patients initially suspected of having acute appendicitis, thereby helping address the difficult challenge of triaging possible acute appendicitis patients in the hospital emergency department settings.

The Company’s research, development and commercial activities are currently focused primarily on a human acute appendicitis blood-based test.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2013, the Company had approximate balances of cash and liquid investments of $14,301,000, working capital of $12,512,000, total stockholders’ equity of $12,950,000 and an accumulated deficit of $86,382,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2014 and into early 2015. If the Company does not obtain the FDA clearance, the Company would potentially be required to change the scope of its product development activities, change its strategic focus or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

-	continuing commercialization of the Company’s principal product, APPY1;
-	pursuing additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies;
-	continuing to monitor and implement cost control initiatives to conserve cash; and

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA approval-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other income (expense) in current period earnings. The Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of December 31, 2013, 30% of the investment portfolio was in cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount to the portfolio and none with maturities past September 2014. To date, the Company’s cumulative realized market loss from the investments has not been significant. For the year ended December 31, 2013, there was $71,000 in unrealized loss, $152,000 in realized loss for the year and $19,000 in management fees. For the year ended December 31, 2012, there was $11,192 in unrealized loss, $102 in realized gain for the year and $5,532 in management fees.  For the year ended December 31, 2011, there was $1,004 in unrealized loss, $3,505 in realized loss, $1,073 in realized gain for the year and $9,248 in management fees.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents (level 1) and short-term investments (level 2) as of December 31, 2013 and 2012.

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

The Company extends credit to customers generally without requiring collateral. As of December 31, 2013, accounts receivable of $17,000, net of a $15,000 allowance for uncollectible accounts, has been included with prepaid expenses and other current assets on the accompanying balance sheet. At December 31, 2013, two customers accounted for 38% and 62% of total accounts receivable.  At December 31, 2012, the Company did not have any accounts receivable. During the year ended December 31, 2013, three European-based customers accounted for the total net sales, each representing 43%, 35% and 22%, respectively. During the year ended December 31, 2012, three customers accounted for a total of 83% of net sales, each representing 40%, 30% and 13%, respectively. During the year ended December 31, 2011, two customers accounted for a total of 42% of net sales, each representing 28% and 14%, respectively.

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

Goodwill:

Goodwill, arose from the initial formation of the Company, and represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired.  The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its qualitative evaluation, that it was not necessary to perform the two-step goodwill impairment test and that no impairment had occurred as of December 31, 2013.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its review, including an updated assessment subsequent to year end, management determined that certain costs previously incurred for patents had been impaired during the years ended December 31, 2013, 2012 and 2011.  Approximately $33,000, $45,000 and $275,000 of such patent costs were determined to be impaired during the years ended December 31, 2013, 2012 and 2011, respectively resulting from management’s decisions not to pursue patents based upon a cost benefit analysis of patent expenses and coverage protection in several smaller world markets that were determined to not have the economic or fiscal potential to make the patent pursuit viable. Impairment charges are included in research and development expenses in the accompanying statements of operations.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2013 and 2012.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so, and there are open statutes of limitations for tax authorities to audit the Company’s tax returns from 2010 through the current period.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2013, 2012 or 2011.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share during the years ended December 31, 2013, 2012 and 2011. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,841,000, 1,306,000 and 497,000 shares for each of the years ended December 31, 2013, 2012 and 2011, respectively) would be to decrease the net loss per share.

In May 2012, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-six, whereby each six shares of common stock were combined into one share of common stock (the “2012 Reverse Stock Split”). All historical references to shares and share amounts in this report have been retroactively revised to reflect the 2012 Reverse Stock Split.

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Note 2.  Property and equipment:

Property and equipment consisted of the following as of December 31:

	2013	2012

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	251,049
Laboratory equipment	1,220,735	1,211,418
Office and computer equipment	326,099	403,692

	5,497,099	5,562,898
Less accumulated depreciation	3,230,117	3,078,359

	$2,266,982	$2,484,539

Depreciation expense totaled approximately $244,000, $352,000 and $402,000 for each of years ended December 31, 2013, 2012 and 2011, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following as of December 31:

	2013	2012

Patents, trademarks and applications, net of accumulated amortization of $422,261 and $345,692	$1,214,797	$1,210,698
Goodwill	387,239	387,239
Other	10,124	3,957

	$1,612,160	$1,601,894

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $76,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $33,000, $45,000, and $275,000 of patent impairment charges during the years ended December 31, 2013, 2012, and 2011, respectively.  The impairment charges are related to the Company’s ongoing analysis on which specific patents in specific countries the Company intends to continue to pursue.

Note 4.  Notes and other obligations:

Notes payable and installment obligations consisted of the following as of December 31:

	2013	2012

Mortgage notes	$2,296,919	$2,435,073
Termination obligation	-	397,588
Other short-term installment obligations	173,460	220,763
	2,470,379	3,053,424
Less current portion	319,771	2,290,292

	$2,150,608	$763,132

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank portion of the mortgage was refinanced with the existing lender in May 2013. The revised terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has the interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,200 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which currently includes approximately $4,100 per month in interest and fees.

Termination obligation:

In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement (Note 7).  Under the Novartis Termination Agreement, the termination obligation originally totaled $1,374,000. The Company discounted this obligation at an assumed interest rate of 7% (which represents the rate management believes it could have borrowed at for similar financings), which totaled $1,303,000.  As of December 31, 2013, the balance had been paid in full.

Other short-term installment obligations:

The Company has executed financing agreements for certain of the Company’s insurance premiums.  At December 31, 2013, these obligations totaled $173,460 all of which are due in 2014.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $320,000 in 2014, $153,000 in 2015, $159,000 in 2016, $166,000 in 2017, $1,268,000 in 2018 and $404,000 thereafter, through the terms of the applicable debt agreements.  The Company’s Exclusive License Agreement with The Washington University also requires minimum annual royalty payments of $20,000 per year during its term (Note 7).

Note 5.  Stockholders’ equity:

Subsequent to December 31, 2013, warrants from the May 2013 public offering were exercised to purchase 804,570 shares at $1.36 per share of common stock resulting in total proceeds $1,094,000.

2013 Transactions:

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

Note 6.  Stock options and warrants:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company’s 2002 Stock Incentive Plan, as amended (the “Plan”) and non-qualified options and warrants issued outside of the Plan.  In 2013, the Company’s shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 1,487,205 to 1,912,205. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized stock-based compensation during the years ended December 31, as follows:

	2013	2012	2011

Stock options to employees, officers, and directors	$1,436,572	$833,351	$1,200,118
Stock options to consultants for:
Investor relations activities	-	23,598	57,309
APPY1 activities	1,293	38,460	54,304
Animal health activities	-	5,752	24,446
Total stock-based compensation	$1,437,865	$901,161	$1,336,177

The above expenses are included in the accompanying Statements of Operations for the years ended December 31, in the following categories:

	2013	2012	2011

Selling, general and administrative expenses	$1,298,942	$862,701	$1,281,873
Research and development expenses	138,923	38,460	54,304
Total stock-based compensation	$1,437,865	$901,161	$1,336,177

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the years ended December 31, as follows:

	2013	2012	2011

Dividend yield	0%	0%	0%
Expected price volatility	127 to 128%	121 to 127%	119 to 120%
Risk free interest rate	.65 to .76%	.60 to 1.03%	1.32 to 2.14%
Expected term	5 years	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the year ended December 31, 2013, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	707,940	$13.98
Granted	525,603	2.06
Exercised	—	—
Forfeited	(15,278)	24.68

Outstanding at December 31, 2013	1,218,265	$8.70	8.4	$85,000

Exercisable at December 31, 2013	1,017,819	$9.84	8.2	$61,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2013.

During the year ended December 31, 2013, 525,603 options were granted under the Plan to employees, officers, directors and consultants with a weighted average exercise price at grant date of $2.06 per option.    Included in the 525,603 options issued, the non-employee directors were granted a total of 209,333 options at an average exercise price of $2.10 per share of which the majority vest quarterly over a one-year period, officers were granted 292,000 options at an average exercise price of $2.04 per share vesting over a twenty-four month period and employees were granted 24,270 options at an average exercise price of $2.02 per share, the majority of which vest over a twenty-four month period following grant. All options were granted under the Company’s 2002 Stock Incentive Plan and expire ten years from the grant date.

During the year ended December 31, 2013, a total of 15,278 options that were granted under the Plan to employees were forfeited, 6,086 of which were vested.  The options were exercisable at an average of $24.68 per share and were forfeited upon the employees’ terminations from the Company or the expiration of the term of the options.  During the year ended December 31, 2013, no options were exercised.

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

During the year ended December 31, 2012, a total of 47,759 options that were granted under the Plan to directors, employees, including an officer, and consultants were forfeited, 23,283 of which were vested and 24,476 were unvested.  The options were exercisable at an average of $61.79 per share and were forfeited upon the employees’ termination from the Company.   During the year ended December 31, 2012, no options were exercised.

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

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the years ended December 31, 2013, 2012 and 2011, was $1,963,000, $1,486,000 and $2,063,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 170,000 options, are expected to vest in the future, under their terms. A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors and consultants during the year ended December 31, 2013 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	508,435	$3.70	$3.07
Granted	525,603	2.06	1.75
Vested	(824,400)	2.85	2.38
Forfeited	(9,192)	2.63	2.21

Nonvested at December 31, 2013	200,446	$2.95	$2.48

At December 31, 2013, based upon employee, officer, director and consultant options granted to that point, there was approximately $269,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Subsequent to December 31, 2013, 221,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.27 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2014, July 1, 2014, and October 1, 2014.

Subsequent to December 31, 2013, 406,600 options were issued to officers and employees under the Plan, exercisable at an average of $2.28 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

Subsequent to December 31, 2013, 25,000 options were issued to a consultant under the Plan, exercisable at $2.38 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

Other common stock purchase options and warrants:

As of December 31, 2013, in addition to the stock options issued under the Plan as discussed above, the Company had outstanding non-qualified options and warrants to acquire 4,622,505 shares of common stock. These options and warrants include those issued in connection with stock offerings, officers’ employment inducement awards and investor relations consulting.

During the year ended December 31, 2013, warrants to acquire 4,025,000 shares of common stock were issued in connection with a public offering. Each warrant issued represents the right to acquire 0.35 of a share of common stock.  During the year ended December 31, 2013, no compensatory stock options were granted outside of the Plan.

The Company utilized assumptions in the estimation of the fair value of stock-based compensation for the years ended December 31, 2012 and 2011 as follows:

	2012	2011
Dividend yield	0%	0%
Expected price volatility	121%	119 to 145%
Risk free interest rate	0.74%	1.20 to 1.95%
Contractual term	5 years	3 to 10 years

Operating expenses for the years ended December 31, 2013, 2012 and 2011, include approximately $22,000, $71,000 and $92,000, respectively, related to non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the year ended December 31, 2013:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	598,507	$5.01
Granted	4,025,000	1.36
Exercised	—	—
Forfeited	(1,002)	59.10

Outstanding at December 31, 2013	4,622,505	$1.82	4.3	$3,139,500

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2013.

In May 2013, the Company completed a $14.4 million public offering of securities and, in connection with that offering, granted investors in the offering warrants to purchase a total of 4,025,000 shares of common stock at an exercise price of $1.36 per share and expiring in May 2018. Included at December 31, 2013 in the 4,622,505 total outstanding options and warrants are 4,597,505 non-compensatory rights granted in connection with public offerings and 25,000 rights issued under compensatory arrangements.

In June 2012, the Company completed a $12.2 million public offering of securities and in connection with that offering, granted the Underwriter warrants to purchase a total of 305,000 shares of common stock.  These warrants which are included in the above table are not exercisable until June 2013 at an exercise price of $2.50 per share, and expire in June 2017.  Included at December 31, 2012 in the 598,507 total outstanding options and warrants are 572,505 non-compensatory rights granted in connection with public offering and 26,002 rights issued under compensatory agreements.

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

During the years ended December 31, 2013, 2012 and 2011, no options granted outside of the Plan were exercised.

The total fair value of stock options granted that vested and became exercisable during the years ended December 31, 2013, 2012 and 2011, was $24,000, $89,000 and $61,000, respectively.

A summary of the activity of nonvested, non-qualified options and warrants granted outside of the Plan in connection with employment and investor relations consulting services for the year ended December 31, 2013, is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	8,333	$3.42	$2.84
Granted	—	—	—
Vested	(8,333)	3.42	2.84
Forfeited	—	—	—

Nonvested at December 31, 2013	—	$—	$—

At December 31, 2013, there was no unrecognized cost for non-qualified options to be recorded in the future.

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

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2013.

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

Under the License Agreement as of December 31, 2013, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of December 31, 2013, deferred revenue of $92,084 has been classified as a current liability and $1,290,441 has been classified as a long-term liability. The current liability represents the next twelve months’ portion of the amortizable milestone revenue.   During the year ended December 31, 2013, $84,620, was recorded as the amortized license fee revenue arising from the License Agreement. For the year ended December 31, 2012, a total of $20,571 was recorded as the amortized license fee revenue.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,841,000
Third party obligations recorded, including WU	(353,284)
Deferred revenue balance	1,487,716
Revenue amortization to December 31, 2013	(105,191)

Net deferred revenue balance at December 31, 2013	$1,382,525

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

The animal health technology licensed from WU in 2004 was previously sub-licensed in 2008 to Novartis Animal Health (“Novartis”) under a long-term world-wide development and marketing agreement. In November 2011, the Company entered into a Termination Agreement with Novartis Animal Health, Inc. (the “Novartis Termination Agreement”) to terminate the Novartis License Agreement.  Under the Novartis Termination Agreement, the original termination obligation totaled $1,374,000, and as of December 31, 2013, the termination obligation had been paid in full. During the year ended December 31, 2011, $62,179 was recorded as the amortized license fee revenue arising from the Novartis License Agreement.  Upon execution of the Termination Agreement with Novartis, the Company recorded a gain of $938,896, arising from the elimination of both the $900,000 in remaining deferred revenue and the net accounts payable to Novartis the total of which exceeded the net settlement obligation to Novartis.  As of the date of termination, future amortization of the deferred revenue was terminated.

Note 8.  Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2013	2012	2011

Federal income tax benefit at 34%	$(4,131,000)	$(3,132,000)	$(3,473,000)
State income tax net of federal tax effect	(364,000)	(276,000)	(306,000)
Permanent items	535,000	339,000	504,000
Other	(72,000)	121,000	—
Valuation allowance	4,032,000	2,948,000	3,275,000
	$—	$—	$—

As of December 31, 2013, the Company has net operating loss carry forwards of approximately $80 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2033. A valuation allowance was recorded at December 31, 2013 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012

Deferred tax assets (liabilities):
Net operating loss carry forwards	$29,494,000	$25,100,000

Property and equipment	37,000	32,000
Patents and other intangible assets	14,000	17,000
Other	(12,000)	—
Deferred revenue	(39,000)	551,000
Research and development credit	991,000	753,000

Deferred tax asset	30,485,000	26,453,000
Valuation allowance	(30,485,000)	(26,453,000)

	$—	$—

Note 9.  Commitments and contingencies:

Employment commitments:

As of December 31, 2013, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling $794,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

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

Note 10.  Supplemental data:  Selected quarterly financial information (unaudited)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2013 quarters ended:
Total revenues	$—	$—	$56,000	$—
Gross margin	$—	$—	$35,000	$—
Net loss	$(2,802,000)	$(3,145,000)	$(3,072,000)	$(3,130,000)
Loss per share - Basic and diluted	$(0.28)	$(0.21)	$(0.14)	$(0.15)
Market price of common stock
High	$2.74	$2.13	$2.16	$2.14
Low	$1.99	$1.20	$1.26	$1.57

Fiscal 2012 quarters ended:
Total revenues	$7,000	$27,000	$6,000	$2,000
Gross margin	$7,000	$27,000	$6,000	$1,000
Net loss	$(1,938,000)	$(2,310,000)	$(2,460,000)	$(2,504,000)
Loss per share - Basic and diluted	$(1.21)	$(1.19)	$(0.32)	$(0.87)
Market price of common stock
High	$5.88	$4.44	$2.77	$2.93
Low	$3.90	$1.88	$1.33	$2.04

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits:

3.1	Articles of Incorporation filed July 24, 2000 (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (2)
3.1.3	Articles of Amendment to the Articles of Incorporation filed July 29, 2011 (15)
3.1.4	Articles of Amendment to the Articles of Incorporation filed June 19, 2012 (21)
3.1.5	Articles of Amendment to the Articles of Incorporation, as amended, of Registrant, dated and filed December 12, 2012. (23)
3.1.6	Articles of Amendment to the Articles of Incorporation, as amended, of Registrant, dated and filed June 13, 2013. (26)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Certificate of Common Stock (22)
4.2	Form of Common Stock Warrant between Registrant and Liolios Group, Inc. (10)
4.3	Form of Warrant between the Company and each of the investors signatories to the Securities Purchase Agreement dated December 23, 2011 (16)
4.4	Form of Warrant between the Registrant and the underwriter under each of an Underwriting Agreement dated June 19, 2012, November 14, 2012 and November 15, 2012, respectively (21)
4.5	Common Stock Purchase Warrant Agreement by and between Registrant and Corporate Stock Transfer, Inc. dated May 30, 2013. (25)
10.1	2002 Stock Incentive Plan, as amended and restated effective July 1, 2007 (11)
10.1.1	Amendment to 2002 Stock Incentive Plan, dated June 9, 2008 (10)
10.1.2	Amendment to 2002 Stock Incentive Plan, dated November 20, 2009 (10)
10.1.3	Amendment to 2002 Stock Incentive Plan, dated November 22, 2010 (12)
10.1.4	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, dated July 8, 2011 (14)
10.1.5	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, of Registrant, effective May 22, 2012. (19)
10.1.6	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, of Registrant, effective December 11, 2012. (23)
10.1.7	Amendment to Amended and Restated 2002 Stock Incentive Plan, as amended, of Registrant, effective June 11, 2013. (26)
10.2	Form of Underwriting Agreement (21)
10.3	Placement Agency Agreement, dated December 23, 2011, between the Registrant and Landenburg Thalmann & Co. Inc. (16)
10.3.1	Form of Securities Purchase Agreement between the Registrant and the investors signatories thereto. (16)
10.4	Exclusive License Agreement, dated May 1, 2004 between Registrant and The Washington University, as amended. (9)
10.5	Debt Modification Agreement dated June 13, 2003 with FirstBank of Tech Center. (4)
10.5.1	Loan Agreement between Registrant and Front Range Regional Economic Development Corporation dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions. (4)
10.5.2	Promissory Note dated June 13, 2003 by Registrant to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.5.3	Unconditional Guarantee dated June 13, 2003 by Registrant to Front Range Regional Economic Development Corporation in principal amount of $1,300,000. (4)
10.5.4	Debt Modification Agreement executed May 9, 2013, and effective as of April 8, 2013 between Registrant and FirstBank. (27)
10.6	Exclusive License Agreement with Novartis Animal Health, Inc., dated as of April 2, 2008. (5)
10.6.1	Amendment to Exclusive License Agreement with Novartis Animal Health, Inc., dated July 26, 2010 (13)
10.6.2	Termination and Settlement Agreement with Novartis Animal Health, Inc., dated November 15, 2011 (17)
10.7	Executive Employment Agreement between Registrant and Jeffrey McGonegal, effective as of February 10, 2009. (6)
10.8	Assignment and Consultation Agreement, dated May 29, 2003, between Registrant and John Bealer, M.D. (7)
10.9	Executive Employment Agreement between Registrant and Stephen Lundy effective as of March 24, 2010. (8)
10.10	Form of Stock Option Agreement under the 2002 Stock Incentive Plan, as amended and restated and amended. (10)
10.11	Non-Employee Director Compensation.
10.12	Executive Employment Agreement between Registrant and Donald Hurd, dated May 23, 2012. (20)
10.13	Exclusive License Agreement, dated July 25, 2012, between Ceva Santé Animale S.A. and Registrant. (20)
10.14	Purchase Agreement by and between Registrant and Piper Jaffray & Co. dated May 23, 2013. (25)
10.15	Form of EU Exclusive Distributor Agreement *

14	Form of Code of Ethics (24)
23	Consent of GHP Horwath, P.C. *
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements

____________________

*	Filed herewith.

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 (File no. 333-86190), filed April 12, 2002.
(2)	Incorporated by reference from the registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005.
(3)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008.
(4)	Incorporated by reference from the registrant's Report on Form 10-KSB/A for the year ended December 31, 2004 (file no. 000-50019), filed March 29, 2004.
(5)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2008, filed August 13, 2008.
(6)	Incorporated by reference from the registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009.
(7)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009.
(8)	Incorporated by reference from the registrant's Report on Form 8-K dated March 25, 2010, filed March 26, 2010.
(9)	Incorporated by reference from the registrant's Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010.
(10)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.
(11)	Incorporated by reference from the registrant’s Registration Statement on Form S-8, filed June 22, 2007.
(12)	Incorporated by reference from the registrant’s Report on Form 8-K, dated November 22, 2010 and filed November 29, 2010.
(13)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2010, filed April 15, 2011.
(14)	Incorporated by reference from the registrant’s Report on Form 8-K, dated July 8, 2011 and filed July 13, 2011.
(15)	Incorporated by reference from the registrant’s Report on Form 8-K, dated and filed July 29, 2011.
(16)	Incorporated by reference from the registrant’s Report on Form 8-K, dated December 23, 2011 and filed December 28, 2011.
(17)	Incorporated by reference from the registrant's Report on Form 10-K/A for the year ended December 31, 2011, filed April 9, 2012.
(18)	Incorporated by reference from the registrant’s Report on Form 8-K, dated May 23, 2012 and filed May 24, 2012.
(19)	Incorporated by reference from the registrant’s Report on Form 8-K, dated May 22, 2012 and filed May 24, 2012.
(20)	Incorporated by reference from the registrant’s Report on Form 8-K, dated July 25, 2012 and filed July 30, 2012.
(21)	Incorporated by reference from the registrant’s Report on Form 8-K, dated June 19, 2012 and filed June 20, 2012.
(22)	Incorporated by reference from the registrant’s Report on Form 8-K, dated and filed June 25, 2012.
(23)	Incorporated by reference from the registrant’s Report on Form 8-K, dated December 11, 2012 and filed December 13, 2012.
(24)	Incorporated by reference from the registrant's Report on Form 10-K for the year ended December 31, 2012, filed March 26, 2013.
(25)	Incorporated by reference from the registrant's Report on Form 8-K dated May 30, 2013, filed on May 30, 2013.
(26)	Incorporated by reference from the registrant's Report on Form 8-K dated June 11, 2013, filed on June 13, 2013.
(27)	Incorporated by reference from the registrant's Report on Form 8-K dated May 9, 2013, filed on May 9, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 28, 2014 by the undersigned thereunto duly authorized.

VENAXIS, INC.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 28, 2014 in the capacities indicated.

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

/s/ Stephen A. Williams
Stephen A. Williams, Director