Form 10-Q
period 2014-03-31
Venaxis, Inc.
filed 2014-05-12
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of no par value common stock outstanding as of May 12, 2014 was 30,966,292.

VENAXIS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$3,985,102	$5,658,683
Short-term investments (Note 1)	8,873,203	8,642,648
Prepaid expenses and other current assets (Note 1)	423,891	459,396

Total current assets	13,282,196	14,760,727

Property and equipment, net (Note 2)	2,217,042	2,266,982

Other long term assets, net (Notes 1 and 3)	1,624,792	1,612,160

Total assets	$17,124,030	$18,639,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$694,992	$780,514
Accrued compensation	264,101	148,922
Accrued expenses	421,736	907,732
Notes and other obligations, current portion (Note 4)	217,892	319,771
Deferred revenue, current portion (Note 7)	96,698	92,084

Total current liabilities	1,695,419	2,249,023

Notes and other obligations, less current portion (Note 4)	2,112,469	2,150,608
Deferred revenue, less current portion (Note 7)	1,331,237	1,290,441

Total liabilities	5,139,125	5,690,072

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
22,615,950 and 21,454,380 shares issued and outstanding	101,314,342	99,331,585
Accumulated deficit	(89,329,437)	(86,381,788)

Total stockholders' equity	11,984,905	12,949,797

Total liabilities and stockholders' equity	$17,124,030	$18,639,869

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three Months Ended March 31
(Unaudited)

	2014	2013

Sales (Note 1)	$51,728	$—
Cost of sales	31,907	—

Gross profit	19,821	—

Other revenue – fee (Note 7)	23,175	18,655

Operating expenses:
Selling, general and administrative	1,894,442	1,427,955
Research and development	1,052,298	1,411,973

Total operating expenses	2,946,740	2,839,928

Operating loss	(2,903,744)	(2,821,273)

Other (expense) income:
Interest expense	(36,790)	(44,059)
Investment (loss) income	(7,115)	12,510
Other income	—	50,653

Total other (expense) income	(43,905)	19,104

Net loss	$(2,947,649)	$(2,802,169)

Basic and diluted net loss per share (Note 1)	$(0.14)	$(0.28)

Basic and diluted weighted average number
of shares outstanding (Note 1)	21,639,049	9,954,380

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Three Months Ended March 31
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(2,947,649)	$(2,802,169)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	403,021	484,222
Depreciation and amortization	82,595	86,808
Amortization of license fees	(23,175)	(18,655)
Change in:
Accounts receivable	(38,042)	—
Prepaid expenses and other current assets	73,547	100,719
Accounts payable	(85,522)	90,857
Accrued compensation	115,179	(421,183)
Accrued expenses	(485,996)	(189,306)
Deferred revenue	68,585	196,860

Net cash used in operating activities	(2,837,457)	(2,471,847)

Cash flows from investing activities:
Purchases of short-term investments	(4,871,863)	(5,612,896)
Sales of short-term investments	4,641,308	—
Purchases of property and equipment	(2,200)	(10,844)
Purchases of patent and trademark application costs	(43,087)	(29,284)

Net cash used in investing activities	(275,842)	(5,653,024)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,579,736	—
Repayment of notes payable and other obligations	(140,018)	(361,265)

Net cash provided by (used in) financing activities	1,439,718	(361,265)

Net decrease in cash and cash equivalents	(1,673,581)	(8,486,136)

Cash and cash equivalents at beginning of period	5,658,683	10,977,974

Cash and cash equivalents at end of period	$3,985,102	$2,491,838

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,894	$47,120

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the “Company,”  “we,” or “Venaxis”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2014 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended March 31, 2014 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2014, the Company had approximate balances of cash and liquid investments of $12,858,000, working capital of $11,587,000, stockholders’ equity of $11,985,000 and an accumulated deficit of $89,329,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. The Company believes that its current working capital position, including the proceeds of the April 2014 public offering, will be sufficient to meet its estimated cash needs into 2015. If the Company does not obtain United States Food and Drug Administration (“FDA”) clearance of its products, the Company would potentially be required to change the scope of its product development activities, change its strategic focus or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

-	continuing commercialization of the Company’s principal product, APPY1;
-	monitoring additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of March 31, 2014, 10% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount of the portfolio and none with maturities past 2014. To date, the Company’s cumulative realized market loss from the investments has not been significant.  For the three months ended March 31, 2014, there was approximately $11,000 in unrealized gain, $62,000 in realized loss, and $4,600 in management fees.  For the three months ended March 31, 2013, there was approximately $38,869 in unrealized loss, no realized gain or loss, and $3,893 in management fees.

Fair value of financial instruments:

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of March 31, 2014 and December 31, 2013.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

We recognize sales of goods under the provisions of ASC 605 and the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Future revenue is expected to be generated primarily from the sale of products. Product revenue primarily consists of sales of instrumentation and consumables.

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

The Company extends credit to customers generally without requiring collateral. As of March 31, 2014, accounts receivable of $55,000, net of a $15,000 allowance for uncollectible accounts, has been included with prepaid expenses and other current assets on the accompanying balance sheet. At March 31, 2014, three customers accounted for 28%, 49% and 23% of total accounts receivable. At December 31, 2013, two customers accounted for 38% and 62% of total accounts receivable. During the three months ended March 31, 2014, two European-based customers accounted for the total net sales, each representing 63% and 37%, respectively. There were no sales for the 2013 period.

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

Income (loss) per share:

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,308,000 shares and 1,774,000 shares for the three month periods ended March 31, 2014 and 2013, respectively) would be to decrease the net loss per share.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	March 31, 2014 (Unaudited)	December 31, 2013

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	253,526
Laboratory equipment	1,220,735	1,220,735
Office and computer equipment	328,299	326,099

	5,499,299	5,497,099
Less accumulated depreciation	3,282,257	3,230,117

	$2,217,042	$2,266,982

Depreciation expense totaled approximately $52,000 and $67,000 for the three month periods ended March 31, 2014 and 2013, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	March 31, 2014 (Unaudited)	December 31, 2013

Patents, trademarks and applications, net of accumulated amortization of $442,592 and $422,261, respectively	$1,237,553	$1,214,797
Goodwill	387,239	387,239
Other	—	10,124

	$1,624,792	$1,612,160

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $81,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the three months ended March 31, 2014 and 2013.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	March 31, 2014 (Unaudited)	December 31, 2013

Mortgage notes	$2,260,708	$2,296,919
Other short-term installment obligations	69,653	173,460

	2,330,361	2,470,379
Less current portion	217,892	319,771

	$2,112,469	$2,150,608

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 35% that is guaranteed by the U. S. Small Business Administration (“SBA”). The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank portion of the mortgage was refinanced with the existing lender in May 2013. The revised terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has the interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,200 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which currently includes approximately $3,500 per month in interest and fees.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $180,000 for the remainder of 2014, $153,000 in 2015, $159,000 in 2016, $166,000 in 2017, $1,268,000 and $404,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders’ equity:

In May 2013, the Company completed a public offering of securities consisting of 11,500,000 shares of common stock at an offering price of $1.25 per share, generating approximately $14.4 million in total proceeds. Fees and other expenses totaled approximately $1,405,000, including a placement fee of 7%. Under the terms of the offering, investors received, for each common share purchased, a warrant to purchase 0.35 of a common share, this resulted in the issuance of warrants to purchase a total of 4,025,000 shares of common stock if all warrants are fully exercised. The exercise price of the warrants is $1.36 per share; the warrants were exercisable upon issuance and expire in May 2018. Under the terms of the Underwriting Agreement, the underwriter exercised the option to purchase an additional 15% of the offering amount which is included in the above amounts. During the three months ended March 31, 2014, warrants from this May 2013 public offering were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000.

Subsequent to March 31, 2014, on April 2, 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,640,000, including a placement fee of 6.5%.

Subsequent to March 31, 2014, options were exercised to purchase 15,342 shares at $2.10 per share of common stock resulting in total proceeds of approximately $32,000.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the three-month periods ended March 31, as follows:

	2014	2013

Stock options to employees and directors	$402,839	$483,625
Stock options to consultants for:
APPY1 activities	182	597

Total stock-based compensation	$403,021	$484,222

The above expenses are included in the accompanying Statements of Operations for the three-month periods ended March 31, in the following categories:

	2014	2013

Selling, general and administrative expenses	$382,994	$483,625
Research and development expenses	20,027	597

Total stock-based compensation	$403,021	$484,222

During the three months ended March 31, 2014 and 2013, respectively, no options were exercised.

Subsequent to March 31, 2014, options were exercised to purchase 15,342 shares at $2.10 per share of common stock resulting in total proceeds of approximately $32,000.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the three months ended March 31, as follows:

	2014	2013

Dividend yield	0%	0%
Expected price volatility	96-126%	127-128%
Risk free interest rate	1.52-1.70%	0.72-0.76%
Expected term	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the three months ended March 31, 2014, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,218,265	$8.70
Granted	652,100	2.28
Exercised	—	—
Forfeited	(23,605)	33.35

Outstanding at March 31, 2014	1,846,760	$6.12	8.8	$782,342

Exercisable at March 31, 2014	1,089,222	$8.74	8.2	$485,192

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2014.

During the three months ended March 31, 2014, 221,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.27 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2014, July 1, 2014, and October 1, 2014.

During the three months ended March 31, 2014, 406,100 options were issued to officers and employees under the Plan, exercisable at an average of $2.28 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the three months ended March 31, 2014, 25,000 options were issued to a consultant under the Plan, exercisable at $2.38 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the three months ended March 31, 2014, a total of 23,605 options that were granted under the Plan were forfeited, of which 19,939 were vested and 3,667 were unvested. The vested options were exercisable at an average of $39.10 per share and the unvested options were exercisable at an average of $2.04 per share. During the three months ended March 31, 2013, a total of 6,644 options that were granted under the Plan to employees were forfeited, of which all were unvested. The options were exercisable at an average of $2.43 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the three months ended March 31, 2014 and 2013, was approximately $233,000 and $532,000, respectively.   Based upon the Company’s experience, approximately 85% of the outstanding nonvested stock options, or approximately 646,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the three months ended March 31, 2014 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	200,446	$2.95	$2.48
Granted	652,100	2.28	1.91
Vested	(91,341)	3.04	2.56
Forfeited	(3,667)	2.04	1.73

Nonvested at March 31, 2014	757,538	$2.36	$1.98

At March 31, 2014, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $919,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than one year.

Other common stock purchase options and warrants:

As of March 31, 2014, in addition to the stock incentive plan options discussed above, the Company had outstanding 3,460,935 non-qualified options and warrants in connection with offering warrants, officers’ employment and investor relations consulting that were not issued under the Plan.

During the three month periods ended March 31, 2014 and 2013, respectively, no stock options were granted outside of the Plan.

Operating expenses for the three months ended March 31, 2014 and 2013, included zero and approximately $14,000, respectively, for the value of the non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the three months ended March 31, 2014:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	4,622,505	$1.82
Granted	—	—
Exercised	(1,161,570)	1.36
Forfeited	—	—

Outstanding at March 31, 2014	3,460,935	$1.97	4.0	$3,676,206

During the three months ended March 31, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2014.

The total fair value of stock options previously granted to an investor relations consulting firm and to certain officers that vested and became exercisable during the three months ended March 31, 2014 and 2013, was zero and $14,178, respectively. At March 31, 2014, there was no unrecognized cost for non-qualified options that will be recorded in the future.

Note 7.  Animal Health License Agreements:

Effective May 1, 2004 Washington University in St. Louis (“WU”) and Venaxis entered into an Exclusive License Agreement (“WU License Agreement”) which grants Venaxis an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement).  Venaxis has agreed to pay minimum royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Venaxis carry a mid-single digit royalty rate and for sublicense fees received by Venaxis carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Venaxis with ninety days advance notice at any time and by WU with sixty days advance notice if Venaxis materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the “Ceva License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”).  The Ceva License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2014.

Under the Ceva License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone (“LH”) and/or follicle-stimulating hormone (“FSH”) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  The Company also granted the Licensee an option and right of first refusal to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Under the Ceva License Agreement as of March 31, 2014, the following future milestone payments are provided, assuming future milestones are successfully achieved:

●	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the Ceva License Agreement;
●	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
●	Royalties, at low double digit rates, based on sales of licensed products.

Revenue recognition related to the Ceva License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, Accounting for Collaborative Arrangements.  For financial reporting purposes, the license fees and milestone payments received from the Ceva License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the Ceva License Agreement.  License fees and milestone revenue totaling a net of approximately $1,560,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of March 31, 2014, deferred revenue of $96,698 had been classified as a current liability and $1,331,237 had been classified as a long-term liability. The current liability includes the next twelve months’ portion of the amortizable milestone revenue.   During the three months ended March 31, 2014, $23,175 was recorded as the amortized license fee revenue arising from the Ceva License Agreement.

A tabular summary of the revenue categories and amounts of revenue recognition associated with the Ceva License Agreement follows:

Category	Totals
License fees and milestone amounts received / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue recognized to March 31, 2014	(128,365)
Net deferred revenue balance at March 31, 2014	$1,427,935

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Commitments and contingencies:

Employment commitments:

As of March 31, 2014, the Company had employment agreements with three officers providing aggregate annual minimum commitments totaling $873,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 (“Wolfe Suit”).  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company’s blood-based acute appendicitis test in development.  On the Company’s motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action was assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2014, the Company had approximate balances of cash and liquid investments of $12,858,000, working capital of $11,587,000, stockholders’ equity of $11,985,000 and an accumulated deficit of $89,329,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. The Company believes that its current working capital position, including the proceeds of the April 2014 public offering, will be sufficient to meet its estimated cash needs into 2015. If the Company does not obtain FDA clearance of its products, the Company would potentially be required to change the scope of its product development activities, change its strategic focus or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

In January 2014, the Company completed its pivotal clinical trial for its APPY1 product candidate and, following evaluation and analysis of the clinical trial data results and preparation of the application and related materials, submitted a 501(k) clearance application to the FDA for its APPY1 product candidate in March 2014.

Management’s strategic plans include the following:

-	continuing commercialization of the Company’s principal product, APPY1;
-	monitoring additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Three Months Ended March 31, 2014 and 2013

Sales of $52,000 were recorded for the three months ended March 31, 2014, as compared to no sales in the 2013 period. The 2014 sales resulted from APPY1 product sales in the European Union (“EU”). In early 2014, two long-term distribution agreements were executed covering Spain and the Benelux Territories (Belgium, Luxembourg and the Netherlands)

In July 2012, the Company entered into an Exclusive License Agreement (“ Ceva License Agreement”) with Ceva Santé Animale S.A. (“Licensee”) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (“Company’s Animal Health Assets”).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the three month periods ended March 31, 2014 and 2013, $23,175 and $18,655, respectively, of such license payments was recognized as revenue.

Selling, general and administrative expenses in the three months ended March 31, 2014 totaled $1,894,000, which is a $466,000 or 33% increase, as compared to the 2013 period. Commercialization and marketing expenses increased by approximately $285,000 in the 2014 period as the Company advanced on its product commercialization strategy. An increase of approximately $237,000 for the three months ended March 31, 2014, was due to an incentive bonus accrual. These increases were offset by a decrease of approximately $56,000 in various other selling and administrative expenses.

Research and development expenses in the three months ended March 31, 2014 totaled $1,052,000, which is approximately a $360,000 or 25% decrease, as compared to the 2013 period. The decrease was due primarily to completing the clinical trial activities.  Expenses incurred for product enhancement were approximately $81,000 in the 2014 period.

Interest expense for the three months ended March 31, 2014, decreased to $37,000, compared to $44,000 in the 2013 period as a result of the mortgage refinance that occurred in May 2013. For the three months ended March 31, the Company recorded an investment loss of approximately $7,000 and an investment income of $13,000 in 2014 and 2013, respectively. The decrease is due primarily to higher realized losses in the 2014 period. During the three-month period ended March 31, 2013, the Company received other income of approximately $50,000 in connection with a redemption of its current insurance company.

No income tax benefit was recorded on the net loss for the three months ended March 31, 2014 and 2013, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

At March 31, 2014, we had working capital of $11,587,000, which included cash, cash equivalents and short term investments of $12,858,000.  We reported a net loss of $2,948,000 during the three months ended March 31, 2014, which included $462,000 in net non-cash expenses consisting of stock-based compensation totaling $403,000, depreciation and amortization totaling $83,000 and amortization of license fee totaling $23,000.

Subsequent to March 31, 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,640,000, including a placement fee of 6.5%.

Currently, the Company’s primary focus is to continue advancement of the steps required for FDA clearance for its acute appendicitis diagnostic test, as well as advancing on commercialization and marketing activities following the 2013 attainment of CE marking in the EU.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position, including the proceeds of the April 2014 public offering, will be sufficient to meet our estimated cash needs into 2015. The Company monitors additional financing opportunities; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements to this Form 10-Q do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

Based upon our experience, clinical trial expenses can be significant costs.   During the three month periods ended March 31, 2014 and 2013, we expended approximately $543,000 and $871,000, respectively, in direct costs for development of the acute appendicitis test, APPY1, and related clinical and regulatory efforts. As of March 31, 2014, the FDA clinical trial had been completed and the 510(k) application was submitted to the FDA. Steps to achieve commercialization of the APPY1 will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for the test. Should we be unable to achieve FDA clearance of the APPY1 appendicitis test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In July 2012, the Company entered into the Ceva License Agreement, under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s Animal Health Assets. The Ceva License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the Ceva License Agreement by the Company, or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The Ceva License Agreement is also terminable by the Company if there is a material breach of the Ceva License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property. The Ceva License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties the Company receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2014.

Under the Ceva License Agreement as of March 31, 2014, the following future milestone payments are provided, assuming future milestones are successfully achieved:

●	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the Ceva License Agreement;
●	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
●	Royalties, at low double digit rates, based on sales of licensed products.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development and manufacture of certain of our products for which we are seeking FDA approval. The goal of this development process is to establish current good manufacturing practices (“cGMP”) required for those products for which we are seeking FDA approval. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments. We may also consider acquisitions of development technologies or products should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage on our land and building that was refinanced in May 2013. The mortgage is held by a commercial bank and includes a portion guaranteed by the SBA. The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank loan terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has an interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,200 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,200 through July 2023, which currently includes approximately $3,500 per month in interest and fees.

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

Operating Activities

Net cash consumed by operating activities was $2,837,000 during the three months ended March 31, 2014. Cash was consumed by the loss of $2,948,000, less non-cash expenses of $403,000 for stock-based compensation and $83,000 for depreciation and amortization, offset by the amortization of license fee totaling $23,000.  For the three months ended March 31, 2014, net decrease in accounts receivable, prepaid and other current assets of $36,000 provided cash, primarily related to routine changes in operating activities. A net decrease of $456,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related a decrease in costs related to clinical trials that were completed in the quarter ended March 31, 2014, and a payment of approximately $148,000 in 2013 incentive plan awards that were paid in 2014. Cash provided by operations included an increase of approximately $69,000 in deferred revenue, under the Ceva License Agreement for the Company’s Animal Health Assets.

Net cash consumed by operating activities was $2,472,000 during the three months ended March 31, 2013. Cash was consumed by the loss of $2,802,000, less non-cash expenses of $484,000 for stock-based compensation and $87,000 for depreciation and amortization.  For the three months ended March 31, 2013, decreases in accounts receivable and prepaid and other current assets of $101,000 provided cash, primarily related to routine changes in operating activities. A net decrease of $98,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related to the payment of 2012 incentive plan awards that were paid in 2013, offset by increased costs accrued on the APPY1 trial in 2013. Cash provided by operations included an increase of approximately $197,000 in deferred revenue, following the execution of the Ceva License Agreement for the Company’s Animal Health Assets.

Investing Activities

Net cash outflows from investing activities consumed $276,000 during the three months ended March 31, 2014. Purchases of short-term investments totaled approximately $4,872,000 and sales of short term investments of $4,641,000. A $43,000 use of cash was attributable to additional costs incurred from patent filings and approximately $2,000 was incurred from purchases of equipment.

Net cash outflows from investing activities consumed $5,653,000 during the three months ended March 31, 2013. Purchases of short-term investments totaled approximately $5,613,000. A $29,000 use of cash was attributable to additional costs incurred from patent filings and approximately $11,000 was incurred from purchases of property and equipment.

Financing Activities

Net cash outflows from financing activities provided $1,440,000 during the three month period ended March 31, 2014, consisting of $1,580,000 of cash received from the exercise of warrants less expended $140,000 for repayments under existing debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the three months ended March 31, 2014 and 2013.

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

Revenue Recognition:    The Company’s revenues are recognized when products are shipped or delivered to unaffiliated customers. SAB No. 104, provides guidance on the application of GAAP to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104. Revenue is recognized under sales, license and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and (iv) collectability is reasonably assured.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of March 31, 2014, approximately 10% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2013.

Item 6.     Exhibits

(a)	Exhibits

EXHIBIT	DESCRIPTION

1.1	Underwriting Agreement dated April 3, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on April 3, 2014).
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: May 12, 2014		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer