Form 10-Q
period 2014-06-30
Venaxis, Inc.
filed 2014-08-11
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of no par value common stock outstanding as of August 11, 2014 was 30,990,029.

VENAXIS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$3,752,767	$5,658,683
Short-term investments (Note 1)	25,348,142	8,642,648
Prepaid expenses and other current assets	268,681	459,396

Total current assets	29,369,590	14,760,727

Property and equipment, net (Note 2)	2,166,600	2,266,982

Other long term assets, net (Note 3)	1,674,454	1,612,160

Total assets	$33,210,644	$18,639,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$499,949	$780,514
Accrued compensation	275,922	148,922
Accrued expenses	543,873	907,732
Notes and other obligations, current portion (Note 4)	150,118	319,771
Deferred revenue, current portion (Note 7)	96,698	92,084

Total current liabilities	1,566,560	2,249,023

Notes and other obligations, less current portion (Note 4)	2,074,328	2,150,608
Deferred revenue, less current portion (Note 7)	1,307,062	1,290,441

Total liabilities	4,947,950	5,690,072

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
30,990,029 and 21,454,380 shares issued and outstanding	120,183,650	99,331,585
Accumulated deficit	(91,920,956)	(86,381,788)

Total stockholders' equity	28,262,694	12,949,797

Total liabilities and stockholders' equity	$33,210,644	$18,639,869

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three and Six Months Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Sales	$—	$—	$51,728	$—
Cost of sales	—	—	31,907	—

Gross profit	—	—	19,821	—

Other revenue - fee	24,174	21,249	47,349	39,904

Operating expenses:
Selling, general and administrative	1,674,719	1,354,330	3,569,161	2,782,285
Research and development	950,147	1,800,522	2,002,445	3,212,495

Total operating expenses	2,624,866	3,154,852	5,571,606	5,994,780

Operating loss	(2,600,692)	(3,133,603)	(5,504,436)	(5,954,876)

Other income (expense):
Interest expense	(25,768)	(30,747)	(62,558)	(74,806)
Investment (loss) income	34,941	19,731	27,826	32,241
Other income	—	—	—	50,653

Total other income (expense)	9,173	(11,016)	(34,732)	8,088

Net loss	$(2,591,519)	$(3,144,619)	$(5,539,168)	$(5,946,788)

Basic and diluted net loss per share (Note 1)	$(0.08)	$(0.21)	$(0.21)	$(0.48)

Basic and diluted weighted average number
of shares outstanding (Note 1)	30,782,937	14,756,578	26,236,252	12,368,745

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Six Months Ended June 30
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(5,539,168)	$(5,946,788)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	729,413	895,347
Depreciation and amortization	153,592	171,797
Impairment charges	—	2,951
Amortization of license fees	(47,349)	(39,904)
Change in:
Accounts receivable	(18,943)	—
Prepaid expenses and other current assets	209,658	266,316
Accounts payable	(280,565)	260,992
Accrued compensation	127,000	(406,414)
Accrued expenses	(363,859)	242,053
Deferred revenue	68,584	196,860

Net cash used in operating activities	(4,961,637)	(4,356,790)

Cash flows from investing activities:
Purchases of short-term investments	(28,420,458)	(12,504,775)
Sales of short-term investments	11,714,964	3,411,351
Purchases of property and equipment	(2,200)	(22,911)
Purchases of patents and other assets	(113,304)	(51,992)

Net cash used in investing activities	(16,820,998)	(9,168,327)

Cash flows from financing activities:
Repayment of notes payable and other obligations	(245,933)	(685,697)
Net proceeds from issuance of common stock	20,122,652	12,969,587

Net cash provided by financing activities	19,876,719	12,283,890

Net decrease in cash and cash equivalents	(1,905,916)	(1,241,227)

Cash and cash equivalents at beginning of period	5,658,683	10,977,974

Cash and cash equivalents at end of period	$3,752,767	$9,736,747

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,928	$81,647

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the "Company,"  "we," or "Venaxis") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2014 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended June 30, 2014 are not necessarily an indication of operating results for the full year.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2014, the Company had approximate balances of cash and liquid investments of $29,101,000, working capital of $27,803,000, stockholders' equity of $28,263,000 and an accumulated deficit of $91,921,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. The Company believes that its current working capital position, including the proceeds of the April 2014 public offering, will be sufficient to meet its estimated cash needs into 2015. If the Company does not obtain United States Food and Drug Administration ("FDA") clearance of its products, the Company would potentially be required to change the scope of its product development activities, change its strategic focus or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management's strategic plans include the following:

-	continuing commercialization of the Company's principal product, APPY1;
-	monitoring additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

Note 1.  Significant accounting policies:

Cash, cash equivalents and investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company's cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of June 30, 2014, 9% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount of the portfolio and none with maturities past 2014. To date, the Company's cumulative realized market loss from the investments has not been significant.  For the six months ended June 30, 2014, there was approximately $46,000 in unrealized loss, $117,000 in realized loss, and $12,000 in management fees.  For the six months ended June 30, 2013, there was approximately $51,000 in unrealized loss, $28,000 in realized loss, and $7,000 in management fees.

Fair value of financial instruments:

The Company accounts for financial instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic ("ASC") 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of June 30, 2014 and December 31, 2013.

The carrying amounts of the Company's financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

We recognize sales of goods under the provisions of ASC 605 and the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 104, Revenue Recognition. Future revenue is expected to be generated primarily from the sale of products. Product revenue primarily consists of sales of instrumentation and consumables.

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

Revenues are recorded less a reserve for estimated product returns and allowances which to date has not been significant. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

The Company extends credit to customers generally without requiring collateral. As of June 30, 2014, accounts receivable of $36,000, net of a $2,000 allowance for uncollectible accounts, has been included with prepaid expenses and other current assets on the accompanying balance sheet. At June 30, 2014, one customer accounted for the total accounts receivable. At December 31, 2013, two customers accounted for 38% and 62% of total accounts receivable. For the six months ended June 30, 2014, two customers individually accounted for the Company's sales for the period, representing 37% and 63%, respectively. There were no sales in 2013.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company's large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts receivable. Increases in the allowance are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company's statements of operations. Write-offs of uncollectible accounts are charged against the allowance.

Recently issued and adopted accounting pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supercedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

Income (loss) per share:

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company's earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,251,000 shares and 5,844,000 shares for the six month periods ended June 30, 2014 and 2013, respectively) would be to decrease the net loss per share.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	253,526
Laboratory equipment	1,220,735	1,220,735
Office and computer equipment	328,299	326,099

	5,499,299	5,497,099
Less accumulated depreciation	3,332,699	3,230,117

	$2,166,600	$2,266,982

Depreciation expense totaled approximately $51,000 and $103,000, and $64,000 and $131,000, for the three and six month periods ended June 30, 2014 and 2013, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013

Patents, trademarks and applications, net of accumulated amortization of $463,147 and $422,261, respectively	$1,287,215	$1,214,797
Goodwill	387,239	387,239
Other	—	10,124

	$1,674,454	$1,612,160

Amortization expense totaled approximately $21,000 and $41,000, and $22,000 and $41,000 for three and six month periods ended June 30, 2014 and 2013, respectively.

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $81,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in no patent impairment charges in 2014, and approximately $3,000 of total impairment charges during the three and six month periods ended June 30, 2013.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013

Mortgage notes	$2,224,446	$2,296,919
Other short-term installment obligations	—	173,460

	2,224,446	2,470,379
Less current portion	150,118	319,771

	$2,074,328	$2,150,608

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

Future maturities:

The Company's total debt obligations require minimum annual principal payments of approximately $74,000 for the remainder of 2014, $153,000 in 2015, $159,000 in 2016, $166,000 in 2017, $1,268,000 in 2018 and $404,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders' equity:

In April 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%.

During the six months ended June 30, 2014, 39,079 incentive stock options were exercised to purchase common shares, resulting in total proceeds of approximately $82,000 and with an intrinsic value when exercised of approximately $14,000.

In May 2013, the Company completed a public offering of securities consisting of 11,500,000 shares of common stock at an offering price of $1.25 per share, generating approximately $14.4 million in total proceeds. Fees and other expenses totaled approximately $1,405,000, including a placement fee of 7%. Under the terms of the offering, investors received, for each common share purchased, a warrant to purchase 0.35 of a common share, this resulted in the issuance of warrants to purchase a total of 4,025,000 shares of common stock if all warrants are fully exercised. The exercise price of the warrants is $1.36 per share; the warrants were exercisable upon issuance and expire in May 2018. Under the terms of the Underwriting Agreement, the underwriter exercised the option to purchase an additional 15% of the offering amount which is included in the above amounts. During the six months ended June 30, 2014, warrants from this May 2013 public offering were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000.

Subsequent to June 30, 2014, 75,000 options were issued to three employees at an average exercise price of $2.36 per share that vest annually in arrears over three years from grant date and expire in 10 years.

Note 6. Stock options and warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company's 2002 Stock Incentive Plan, as amended (the "Plan"), and non-qualified options and warrants issued outside of the Plan. During the six months ended June 30, 2014, the Company's shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 1,912,205 to 3,673,126. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the "Black-Scholes model").  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

The Company's determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

•	The grant date exercise price – the closing market price of the Company's common stock on the date of the grant;
•	Estimated option term – based on historical experience with existing option holders;
•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
•	Term of the option – based on historical experience, grants have lives of approximately 3-5 years;
•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
•
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company's common stock over a period equal to the expected term of the option; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the periods ended June 30, as follows:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013

Stock options to employees and directors	$326,235	$410,529	$729,074	$894,154
Stock options to consultants for APPY1 activities	157	597	339	1,193

Total stock-based compensation	$326,392	$411,126	$729,413	$895,347

The above expenses are included in the accompanying Statements of Operations for the periods ended June 30, in the following categories:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013

Selling, general and administrative expenses	$305,351	$372,692	$688,345	$809,735
Research and development expenses	21,041	38,434	41,068	85,612

Total stock-based compensation	$326,392	$411,126	$729,413	$895,347

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the six months ended June 30, as follows:

	2014	2013

Dividend yield	0%	0%
Expected price volatility	96-126%	127-128%
Risk free interest rate	1.52-1.70%	0.65-0.76%
Expected term	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the six months ended June 30, 2014, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,218,265	$8.70
Granted	652,100	2.28
Exercised	(39,079)	2.09
Forfeited	(36,040)	32.29

Outstanding at June 30, 2014	1,795,246	$6.04	8.5	$164,154

Exercisable at June 30, 2014	1,134,621	$8.17	8.1	$140,863

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2014.

During the six months ended June 30, 2014, 39,079 incentive stock options were exercised to purchase common shares, resulting in total proceeds of approximately $82,000 and with an intrinsic value when exercised of approximately $14,000.

During the six months ended June 30, 2014, 221,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.27 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2014, July 1, 2014, and October 1, 2014.

During the six months ended June 30, 2014, 406,100 options were issued to officers and employees under the Plan, exercisable at an average of $2.28 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the six months ended June 30, 2014, 25,000 options were issued to a consultant under the Plan, exercisable at $2.38 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the six months ended June 30, 2014, a total of 36,040 options that were granted under the Plan were forfeited, of which 31,475 were vested and 4,565 were unvested. The vested options were exercisable at an average of $36.66 per share and the unvested options were exercisable at an average of $2.12 per share. During the six months ended June 30, 2013, a total of 12,270 options that were granted under the Plan to employees were forfeited, 7,308 of which were unvested. The options were exercisable at an average of $20.16 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the six months ended June 30, 2014 and 2013, was approximately $414,000 and $622,000, respectively.   Based upon the Company's experience, approximately 85% of the outstanding nonvested stock options, or approximately 562,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the six months ended June 30, 2014 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	200,446	$2.95	$2.48
Granted	652,100	2.28	1.91
Vested	(187,356)	2.62	2.21
Forfeited	(4,565)	2.12	1.77

Nonvested at June 30, 2014	660,625	$2.38	$1.99

At June 30, 2014, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $592,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than one year.

Other common stock purchase options and warrants:

As of June 30, 2014, in addition to the stock incentive plan options discussed above, the Company had outstanding 3,455,935 non-qualified options and warrants in connection with grants to officers that were not issued under the Plan and the issuance of warrants in connection with the Company's equity offerings.

During the six month periods ended June 30, 2014 and 2013, respectively, no stock options were granted outside of the Plan.

Operating expenses for the three and six months ended June 30, 2014 and 2013, included nil for both periods and approximately $8,000 and $22,000, respectively, for the value of the non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the six months ended June 30, 2014:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	4,622,505	$1.82
Granted	—	—
Exercised	(1,161,570)	1.36
Forfeited	(5,000)	30.00

Outstanding at June 30, 2014	3,455,935	$1.93	3.8	$2,491,184

During the six months ended June 30, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares of common stock at $1.36 per share resulting in total proceeds of approximately $1,580,000.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2014.

The total fair value of stock options previously granted to an officer that vested and became exercisable during the six months ended June 30, 2014 and 2013, was zero and $24,000, respectively. At June 30, 2014, there was no unrecognized cost for non-qualified options that will be recorded in the future.

Note 7.  Animal Health License Agreements:

Effective May 1, 2004 Washington University in St. Louis ("WU") and Venaxis entered into an Exclusive License Agreement ("WU License Agreement") which grants Venaxis an exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement).  Venaxis has agreed to pay minimum royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Venaxis carry a mid-single digit royalty rate and for sublicense fees received by Venaxis carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Venaxis with ninety days advance notice at any time and by WU with sixty days advance notice if Venaxis materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the "Ceva License Agreement") with Ceva Santé Animale S.A. ("Licensee"), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets").  The Ceva License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at June 30, 2014.

Under the Ceva License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory clearance for and offer to sell, market, distribute, import and export luteinizing hormone ("LH") and/or follicle-stimulating hormone ("FSH") products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  The Company also granted the Licensee an option and right of first refusal to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Under the Ceva License Agreement as of June 30, 2014, the following future milestone payments are provided, assuming future milestones are successfully achieved:

●	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the Ceva License Agreement;
●	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory clearance for additional licensed products; and
●	Royalties, at low double digit rates, based on sales of licensed products.

Revenue recognition related to the Ceva License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, Accounting for Collaborative Arrangements.  For financial reporting purposes, the license fees and milestone payments received from the Ceva License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the Ceva License Agreement.  License fees and milestone revenue totaling a net of approximately $1,560,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of June 30, 2014, deferred revenue of $96,698 had been classified as a current liability and $1,307,062 had been classified as a long-term liability. The current liability includes the next twelve months' portion of the amortizable milestone revenue.   During the six months ended June 30, 2014, $47,349 was recorded as the amortized license fee revenue arising from the Ceva License Agreement.

A tabular summary of the revenue categories and amounts of revenue recognition associated with the Ceva License Agreement follows:

Category	Totals
License fees and milestone amounts received / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue recognized to June 30, 2014	(152,540)
Net deferred revenue balance at June 30, 2014	$1,403,760

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Commitments and contingencies:

Employment commitments:

As of June 30, 2014, the Company had employment agreements with three officers providing aggregate annual minimum commitments totaling $873,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 ("Wolfe Suit").  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act") and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company's blood-based acute appendicitis test in development.  On the Company's motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.  Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs' allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company's motion to dismiss, dismissing the plaintiffs' claims against all defendants without prejudice. On September 14, 2012, the court entered final judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.   Following oral argument, the Tenth Circuit Court of Appeals took the fully-briefed appeal under submission on September 26, 2013.  The Company and the individual defendants believe that the plaintiffs' allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or 'cease and desist' letter concerning certain activities.  For example, this can occur in the context of the Company's pursuit of intellectual property rights.  This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts.  The Company makes rational assessment of each situation on a case-by-case basis as such may arise.  The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management's opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2014, the Company had approximate balances of cash and liquid investments of $29,101,000, working capital of $27,803,000, stockholders' equity of $28,263,000 and an accumulated deficit of $91,921,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. The Company believes that its current working capital position, including the proceeds of the April 2014 public offering, will be sufficient to meet its estimated cash needs into 2015. If the Company does not obtain FDA clearance of its products, the Company would potentially be required to change the scope of its product development activities, change its strategic focus or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

In January 2014, the Company completed its pivotal clinical trial for its APPY1 product candidate and, following evaluation and analysis of the clinical trial data results and preparation of the application and related materials, submitted a 510(k) clearance application to the FDA for its APPY1 product candidate in March 2014.

Management's strategic plans include the following:

-	continuing commercialization of the Company's principal product, APPY1;
-	monitoring additional capital raising opportunities;
-	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
-	continuing to monitor and implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Six Months Ended June 30, 2014 and 2013

Sales of $52,000 were recorded for the six months ended June 30, 2014, as compared to no sales in the 2013 period. The 2014 sales resulted from APPY1 product sales in the European Union ("EU"). In early 2014, two long-term distribution agreements were executed covering Spain and the Benelux Territories (Belgium, Luxembourg and the Netherlands)

In July 2012, the Company entered into an Exclusive License Agreement (" Ceva License Agreement") with Ceva Santé Animale S.A. ("Licensee") under which the Company granted the Licensee an exclusive royalty-bearing license to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals ("Company's Animal Health Assets").  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the six month periods ended June 30, 2014 and 2013, $47,349 and $39,904, respectively, of such license payments was recognized as revenue.

Selling, general and administrative expenses in the six months ended June 30, 2014 totaled $3,569,000, which is a $787,000 or 28% increase, as compared to the 2013 period. Commercialization and marketing expenses increased by approximately $470,000 in the 2014 period as the Company advanced on its product commercialization strategy. An increase of approximately $352,000 in compensation related expenses for the six months ended June 30, 2014, was due to annual incentive bonus milestone achievements being accrued and the hiring of additional personnel. These increases were offset by a decrease of approximately $35,000 in various other selling, general and administrative expenses.

Research and development expenses in the six months ended June 30, 2014 totaled $2,002,000, which is approximately a $1,210,000 or 38% decrease, as compared to the 2013 period. The decrease was due primarily to substantial completion of the clinical trial activities in early 2014. Expenses of approximately $535,000 were incurred during 2014 in development activities associated with the next generation product, "APPY2".

Interest expense for the six months ended June 30, 2014, decreased to $63,000 compared to $75,000 in the 2013 period as a result of the mortgage refinancing that occurred in May 2013. For the six months ended June 30, the Company recorded investment income of approximately $28,000 compared to $32,000 in the 2013 period. During the six months ended June 30, 2013, the Company received other income of approximately $51,000 in connection with a redemption of its current insurance company.

No income tax benefit was recorded on the net loss for the six months ended June 30, 2014 and 2013, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2014 and 2013

No sales were recorded for the three month periods ended June 30, 2014 and 2013.

During the three month periods ended June 30, 2014 and 2013, $24,174 and $21,249, respectively, of license payments under the Ceva License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended June 30, 2014 totaled $1,675,000, which is a $320,000 or 24% increase, as compared to the 2013 period. Commercialization and marketing expenses increased by approximately $193,000 in the 2014 period as the Company advanced on its product commercialization strategy. An increase of approximately $111,000 in compensation related expenses for the three months ended June 30, 2014, was due to annual incentive bonus milestone achievements being accrued and the hiring of additional personnel. These increases were offset by a decrease of approximately $17,000 in various other selling, general and administrative expenses.

Research and development expenses in the three months ended June 30, 2014 totaled $950,000, which is approximately a $850,000 or 47% decrease, as compared to the 2013 period. The decrease was due primarily to substantial completion of the clinical trial activities in early 2014. Expenses of approximately $450,000 were incurred during 2014 in development activities associated with the next generation product, "APPY2".

Interest expense for the three months ended June 30, 2014, decreased to $26,000 compared to $31,000 in the 2013 period as a result of the mortgage refinancing that occurred in May 2013. For the three months ended June 30, the Company recorded an investment income of approximately $35,000 compared to $20,000 in the 2013 period.

Liquidity and Capital Resources

At June 30, 2014, we had working capital of $27,803,000, which included cash, cash equivalents and short term investments of $29,101,000.  We reported a net loss of $5,539,000 during the six months ended June 30, 2014, which included $836,000 in net non-cash expenses consisting of stock-based compensation totaling $729,000, depreciation and amortization totaling $154,000 and amortization of license fee totaling $47,000.

In April, 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%.

Currently, the Company's primary focus is to continue advancement of the steps required for FDA clearance for its acute appendicitis diagnostic test, as well as advancing on commercialization and marketing activities following the 2013 attainment of CE marking in the EU.

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

Based upon our experience, clinical trial expenses can be significant costs.   During the six month periods ended June 30, 2014 and 2013, we expended approximately $1,279,000 and $2,209,000, respectively, in direct costs for development of the acute appendicitis test, APPY1, and related clinical and regulatory efforts. As of June 30, 2014, the pivotal clinical trial had been completed and the 510(k) application was submitted to the FDA. Steps to achieve commercialization of the APPY1 will be an ongoing and evolving process with expected improvements and subsequent generations being evaluated for the test. Should we be unable to achieve FDA clearance of the APPY1 appendicitis test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and capitalized costs that we have incurred for the acute appendicitis patents may be deemed impaired.

In July 2012, the Company entered into the Ceva License Agreement, under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's Animal Health Assets. The Ceva License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the Ceva License Agreement by the Company, or (e) in the Licensee's discretion, if the Company becomes insolvent.  The Ceva License Agreement is also terminable by the Company if there is a material breach of the Ceva License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property. The Ceva License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties the Company receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at June 30, 2014.

Under the Ceva License Agreement as of June 30, 2014, the following future milestone payments are provided, assuming future milestones are successfully achieved:

●	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the Ceva License Agreement;
●	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory clearance for additional licensed products; and
●	Royalties, at low double digit rates, based on sales of licensed products.

We have entered and expect to continue to enter into additional agreements with contract manufacturers for the development and manufacture of certain of our products for which we are seeking FDA clearance. The goal of this development process is to establish current good manufacturing practices ("cGMP") required for those products for which we are seeking FDA clearance. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments. We may also consider acquisitions of development technologies or products should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company's FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

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

Due to market events that periodically adversely affect all industries and the economy as a whole, management monitors the risks associated with the current environment, particularly the investment parameters of the short term investments, the recoverability of current assets, the fair value of assets, and the Company's liquidity. At this point in time, there has not been a material impact on the Company's assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company's results.

Operating Activities

Net cash consumed by operating activities was $4,962,000 during the six months ended June 30, 2014. Cash was consumed by the loss of $5,539,000, less non-cash expenses of $729,000 for stock-based compensation and $154,000 for depreciation and amortization, offset by the amortization of license fee totaling $47,000.  For the six months ended June 30, 2014, net decrease in accounts receivable, prepaid and other current assets of $191,000 provided cash, primarily related to routine changes in operating activities. A net decrease of $517,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related to a decrease in costs of a clinical trial that was completed in the period ended June 30, 2014. Cash provided by operations included an increase of approximately $69,000 in deferred revenue, under the Ceva License Agreement for the Company's Animal Health Assets.

Net cash consumed by operating activities was $4,357,000 during the six months ended June 30, 2013. Cash was consumed by the loss of $5,947,000, less non-cash expenses of $895,000 for stock-based compensation, $3,000 for impairment charges and $172,000 for depreciation and amortization, net of $40,000 for amortization of license fees.  For the six months ended June 30, 2013, increases in accounts payable and accrued expenses of $97,000 provided cash, primarily related to the costs accrued on theAPPY1 trial activities in 2013. A decrease of $266,000 in prepaid expenses and other current assets generated cash from operating activities. Cash provided by operations also included an increase of approximately $197,000 in deferred revenue due to activities under the License Agreement.

Investing Activities

Net cash outflows from investing activities consumed $16,821,000 during the six months ended June 30, 2014. Purchases of short-term investments totaled approximately $28,420,000 and sales of short term investments of $11,715,000. A $113,000 use of cash was attributable to additional costs incurred from patent filings and approximately $2,000 was incurred from purchases of equipment.

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

Financing Activities

Net cash inflows from financing activities provided $19,877,000 during the six month period ended June 30, 2014, consisting of $20,123,000 of cash received from the issuance of common stock less expended $246,000 for repayments under existing debt agreements.

Net cash inflows from financing activities generated $12,284,000 during the six month period ended June 30, 2013.  The Company received net proceeds of $12,970,000 from the sale of common stock in a public offering and repaid $686,000 in scheduled payments under its debt agreements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, impairment analysis of intangibles and stock-based compensation.

The Company's financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company's critical accounting policies follows:

Investments:   The Company invests excess cash from time to time in highly liquid debt and equity securities of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Such excess funds are invested under the Company's investment policy but an unexpected decline or loss could have an adverse and material effect on the carrying value, recoverability or investment returns of such investments. Our Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations.

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in no patent impairment charges during the three months ended June 30, 2014 and 2013.

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

Stock-based Compensation:    ASC 718, Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and consultants and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Recently issued and adopted accounting pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supercedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of June 30, 2014, approximately 9% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 ("Wolfe Suit").  This federal securities purported class action was filed in the U.S. District Court in the Central District of California on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  The complaint named as defendants certain officers and directors of the Company during such period.  The complaint included allegations of violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against all defendants, and of Section 20(a) of the Exchange Act against the individual defendants, all related to the Company's blood-based acute appendicitis test in development.  On the Company's motion, this action was also transferred to the U.S. District Court for the District of Colorado by order dated January 21, 2011.  The action has been assigned a District of Colorado Civil Case No. 11-cv-00165-REB-KMT.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.  Based on a review of the amended complaint, the Company and the individual defendants believe that the plaintiffs' allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company's motion to dismiss, dismissing the plaintiffs' claims against all defendants without prejudice. On September 14, 2012, the court entered final judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the order granting the motion to dismiss and of the Final Judgment in the Wolfe Suit.   Following oral argument, the Tenth Circuit Court of Appeals took the fully-briefed appeal under submission on September 26, 2013.  The Company and the individual defendants believe that the plaintiffs' allegations are without merit, have vigorously defended against these claims, and intend to continue to do so.

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or 'cease and desist' letter concerning certain activities.  For example, this can occur in the context of the Company's pursuit of intellectual property rights.  This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts.  The Company makes rational assessment of each situation on a case-by-case basis as such may arise.  The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management's opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2013.

Item 6.     Exhibits

(a)	Exhibits

EXHIBIT	DESCRIPTION

1.1	Underwriting Agreement dated April 3, 2014 (incorporated by reference from the Company's Current Report on Form 8-K, filed on April 3, 2014).
10.1
Amendment to the Venaxis, Inc. Amended and Restated 2002 Incentive Plan, as amended, effective June 25, 2014 (incorporated by reference from the Company's Current Report on Form 8-K, filed June 25, 2014).

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: August 11, 2014		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer