Form 10-Q
period 2014-09-30
Venaxis, Inc.
filed 2014-11-10
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one)

    Large accelerated filer☐    Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of no par value common stock outstanding as of November 10, 2014 was 30,990,029.

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

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$4,371,246	$5,658,683
Short-term investments (Note 1)	22,344,393	8,642,648
Prepaid expenses and other current assets	536,353	459,396

Total current assets	27,251,992	14,760,727

Property and equipment, net (Note 2)	2,131,756	2,266,982

Other long term assets, net (Note 3)	1,667,196	1,612,160

Total assets	$31,050,944	$18,639,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$521,447	$780,514
Accrued compensation	299,752	148,922
Accrued expenses	463,365	907,732
Notes and other obligations, current portion (Note 4)	407,219	319,771
Deferred revenue, current portion (Note 7)	96,698	92,084

Total current liabilities	1,788,481	2,249,023

Notes and other obligations, less current portion (Note 4)	2,036,189	2,150,608
Deferred revenue, less current portion (Note 7)	1,282,888	1,290,441

Total liabilities	5,107,558	5,690,072

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
30,990,029 and 21,454,380 shares issued and outstanding	120,397,723	99,331,585
Accumulated deficit	(94,454,337)	(86,381,788)

Total stockholders' equity	25,943,386	12,949,797

Total liabilities and stockholders' equity	$31,050,944	$18,639,869

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three and Nine Months Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Sales	$36,296	$56,068	$88,024	$56,068
Cost of sales	12,391	21,230	44,298	21,230

Gross profit	23,905	34,838	43,726	34,838

Other revenue - fee	24,175	21,708	71,524	61,612

Operating expenses:
Selling, general and administrative	1,473,301	1,322,976	5,042,462	4,105,261
Research and development	1,119,315	1,806,373	3,121,760	5,018,868

Total operating expenses	2,592,616	3,129,349	8,164,222	9,124,129

Operating loss	(2,544,536)	(3,072,803)	(8,048,972)	(9,027,679)

Other income (expense):
Interest expense	(27,188)	(31,897)	(89,746)	(106,703)
Investment (loss) income	4,343	7,138	32,169	39,379
Other income	34,000	25,472	34,000	76,125

Total other income (expense)	11,155	713	(23,577)	8,801

Net loss	$(2,533,381)	$(3,072,090)	$(8,072,549)	$(9,018,878)

Basic and diluted net loss per share (Note 1)	$(0.08)	$(0.14)	$(0.29)	$(0.58)

Basic and diluted weighted average number
of shares outstanding (Note 1)	30,990,029	21,454,380	27,838,257	15,430,570

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(8,072,549)	$(9,018,878)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	943,486	1,227,597
Depreciation and amortization	222,048	251,900
Impairment charges	—	2,951
Amortization of license fees	(71,524)	(61,612)
Gain on sale of equipment	(34,000)	—
Change in:
Accounts receivable	4,730	(56,068)
Prepaid expenses and other current assets	236,999	229,135
Accounts payable	(259,067)	256,431
Accrued compensation	150,830	(409,335)
Accrued expenses	(444,367)	330,190
Deferred revenue	68,585	317,485

Net cash used in operating activities	(7,254,829)	(6,930,204)

Cash flows from investing activities:
Purchases of short-term investments	(32,486,785)	(17,759,448)
Sales of short-term investments	18,785,040	5,989,785
Purchases of property and equipment	(14,512)	(24,241)
Purchases of patents and other assets	(127,346)	(79,055)
Proceeds from sale of equipment	34,000	—

Net cash used in investing activities	(13,809,603)	(11,872,959)

Cash flows from financing activities:
Repayment of notes payable and other obligations	(345,657)	(789,058)
Net proceeds from issuance of common stock	20,122,652	12,969,587

Net cash provided by financing activities	19,776,995	12,180,529

Net decrease in cash and cash equivalents	(1,287,437)	(6,622,634)

Cash and cash equivalents at beginning of period	5,658,683	10,977,974

Cash and cash equivalents at end of period	$4,371,246	$4,355,340

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$79,879	$110,519
See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the "Company,"  "we," or "Venaxis") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2014 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended September 30, 2014 are not necessarily an indication of operating results for the full year.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2014, the Company had approximate balances of cash and liquid investments of $26,716,000, working capital of $25,464,000, stockholders' equity of $25,943,000 and an accumulated deficit of $94,454,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into 2015, if not beyond. If the Company does not obtain United States Food and Drug Administration ("FDA") clearance of its products, the Company would potentially be required to change the scope of its product development activities, change its strategic focus or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of September 30, 2014, 12% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount of the portfolio. To date, the Company's cumulative realized market loss from the investments has not been significant.  For the nine months ended September 30, 2014 and 2013, there was approximately $22,000 and $13,000, respectively, in management fee expenses.

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

•	Level 1— quoted prices (unadjusted) in active markets for identical assets or liabilities;

•
Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

•	Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of September 30, 2014 and December 31, 2013.

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

The Company extends credit to customers generally without requiring collateral. As of September 30, 2014, accounts receivable of $12,000, due from one customer, net of a $2,000 allowance for uncollectible accounts, is included within prepaid expenses and other current assets on the accompanying balance sheet. At December 31, 2013, two customers accounted for 38% and 62% of total accounts receivable. For the nine months ended September 30, 2014, two customers individually accounted for the Company's sales, representing 78% and 22%. For the three months ended September 30, 2014, one customer accounted for 100% of the Company’s sales. For each of the three and nine months ended September 30, 2013, three customers individually accounted for the Company’s sales for the periods, representing approximately 43%, 22% and 35%, respectively.

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

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company's earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,321,000 shares and 5,843,000 shares for the nine month periods ended September 30, 2014 and 2013, respectively) would be to decrease the net loss per share.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	253,526
Laboratory equipment	1,096,850	1,220,735
Office and computer equipment	328,299	326,099

	5,375,414	5,497,099
Less accumulated depreciation	3,243,658	3,230,117

	$2,131,756	$2,266,982

Depreciation expense totaled approximately $47,000 and $59,000, and $150,000 and $190,000, for the three and nine month periods ended September 30, 2014 and 2013, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:
	September 30, 2014 (Unaudited)	December 31, 2013

Patents, trademarks and applications, net of accumulated amortization of $484,447 and $422,261, respectively	$1,279,957	$1,214,797
Goodwill	387,239	387,239
Other	—	10,124

	$1,667,196	$1,612,160

Amortization expense totaled approximately $21,000 and $19,000, and $62,000 and $57,000, for three and nine month periods ended September 30, 2014 and 2013, respectively.

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $85,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in no patent impairment charges in the 2014 periods, and approximately zero and $3,000 of total impairment charges during the three and nine month periods ended September 30, 2013.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013

Mortgage notes	$2,187,801	$2,296,919
Other short-term installment obligations	255,607	173,460

	2,443,408	2,470,379
Less current portion	407,219	319,771

	$2,036,189	$2,150,608

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

Future maturities:

The Company's total debt obligations require minimum annual principal payments of approximately $132,000 for the remainder of 2014, $313,000 in 2015, $159,000 in 2016, $166,000 in 2017, $1,268,000 in 2018 and $405,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders' equity:

In April 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%.

During the nine months ended September 30, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares of common at $1.36 per share stock resulting in total proceeds of approximately $1,580,000.

During the nine months ended September 30, 2014, incentive stock options were exercised to purchase 39,079 common shares, resulting in total proceeds of approximately $82,000 and with a total intrinsic value when exercised of approximately $14,000.

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

Note 6. Stock options and warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company's 2002 Stock Incentive Plan, as amended (the "Plan"), and non-qualified options and warrants issued outside of the Plan. During June 2014, the Company's shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 1,912,205 to 3,673,126. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the "Black-Scholes model").  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the periods ended September 30, as follows:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013

Stock options to employees and directors	$213,988	$332,150	$943,061	$1,226,304
Stock options to consultants for APPY1 activities	86	100	425	1,293

Total stock-based compensation	$214,074	$332,250	$943,486	$1,227,597

The above expenses are included in the accompanying Statements of Operations for the periods ended September 30, in the following categories:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013

Selling, general and administrative expenses	$201,543	$301,888	$889,888	$1,111,623
Research and development expenses	12,531	30,362	53,598	115,974

Total stock-based compensation	$214,074	$332,250	$943,486	$1,227,597

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the nine months ended September 30, as follows:

	2014	2013

Dividend yield	0%	0%
Expected price volatility	96-126%	127-128%
Risk free interest rate	1.52-1.74%	0.65-0.76%
Expected term	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the nine months ended September 30, 2014, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,218,265	$8.70
Granted	727,100	2.29
Exercised	(39,079)	2.09
Forfeited	(41,561)	30.01

Outstanding at September 30, 2014	1,864,725	$5.87	8.4	$-

Exercisable at September 30, 2014	1,428,956	$6.96	8.1	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2014.

During the nine months ended September 30, 2014, incentive stock options were exercised to purchase 39,079 common shares, resulting in total proceeds of approximately $82,000 and with a total intrinsic value when exercised of approximately $14,000.

During the nine months ended September 30, 2014, 221,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.27 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2014, July 1, 2014, and October 1, 2014.

During the nine months ended September 30, 2014, 506,100 options were issued to officers, employees and a consultant under the Plan, exercisable at an average of $2.29 per share. The options expire ten years from the date of grant. 431,100 vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears, and 75,000 vest annually in arrears over three years from grant date.

During the nine months ended September 30, 2014, a total of 41,561 options that were granted under the Plan were forfeited, of which 36,511 were vested and 5,050 were unvested. The vested options were exercisable at an average of $33.86 per share and the unvested options were exercisable at an average of $2.15 per share. During the nine months ended September 30, 2013, a total of 13,394 options that were granted under the Plan to employees were forfeited, 6,086 of which were vested and 7,308 were unvested. The vested options were exercisable at an average of $57.98 per share and the unvested options were exercisable at an average of $2.46 per share. The options were forfeited upon the employees’ terminations from the Company or the expiration of the term of the options.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the nine months ended September 30, 2014 and 2013, was approximately $1,047,000 and $1,055,000, respectively.   Based upon the Company's experience, approximately 85% of the outstanding nonvested stock options, or approximately 370,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the nine months ended September 30, 2014 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	200,446	$2.95	$2.48
Granted	727,100	2.29	1.89
Vested	(486,727)	2.57	2.15
Forfeited	(5,050)	2.15	1.77

Nonvested at September 30, 2014	435,769	$2.27	$1.86

At September 30, 2014, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $487,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of three years.

Other common stock purchase options and warrants:

As of September 30, 2014, in addition to the stock incentive plan options discussed above, the Company had outstanding 3,455,935 non-qualified options and warrants in connection with grants to officers that were not issued under the Plan and the issuance of warrants in connection with the Company's equity offerings.

During the nine month periods ended September 30, 2014, no stock options were granted outside of the Plan.  During the nine month period ended September 30, 2013, warrants to acquire 4,025,000 shares of common stock were issued in connection with a public offering. Each warrant issued represents the right to acquire 0.35 of a share of common stock

Operating expenses for the nine month period ended September 30, 2013, included approximately $22,000 for the stock-based compensation value of non-qualified options. All other periods included herein were zero.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the nine months ended September 30, 2014:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	4,622,505	$1.82
Granted	—	—
Exercised	(1,161,570)	1.36
Forfeited	(5,000)	30.00

Outstanding and exercisable at September 30, 2014	3,455,935	$1.93	3.5	$859,029

During the nine months ended September 30, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares of common stock at $1.36 per share resulting in total proceeds of approximately $1,580,000.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders in fact exercised their options on September 30, 2014.

The total fair value of stock options previously granted to an officer that vested and became exercisable during the nine months ended September 30, 2014 and 2013, was zero and $24,000, respectively. At September 30, 2014, there was no unrecognized cost for non-qualified options that will be recorded in the future.

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

In July 2012, the Company entered into an Exclusive License Agreement (the "Ceva License Agreement") with Ceva Santé Animale S.A. ("Licensee"), under which the Company granted the Licensee an exclusive royalty-bearing license to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets").  The Ceva License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. As of September 30, 2014, there is no obligation for such license fees due to WU.

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

Under the Ceva License Agreement as of September 30, 2014, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the Ceva License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, Accounting for Collaborative Arrangements.  For financial reporting purposes, the license fees and milestone payments received from the Ceva License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the Ceva License Agreement.  License fees and milestone revenue totaling a net of approximately $1,560,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of September 30, 2014, deferred revenue of $96,698 had been classified as a current liability and $1,282,888 had been classified as a long-term liability. The current liability includes the next twelve months' portion of the amortizable milestone revenue. During the three and nine month periods ended September 30, 2014, $24,175 and $71,524 was recorded as the amortized license fee revenue, and during the three and nine month periods ended September 30, 2013, $21,708 and $61,612 was recorded as the amortized license fee revenue, arising from the Ceva License Agreement, respectively.

A tabular summary of the revenue categories and amounts of revenue recognition associated with the Ceva License Agreement follows:

Category	Totals
License fees and milestone amounts received / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue recognized to September 30, 2014	(176,714)
Net deferred revenue balance at September 30, 2014	$1,379,586

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Commitments and contingencies:

Employment commitments:

As of September 30, 2014, the Company had employment agreements with three officers providing aggregate annual minimum commitments totaling $873,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 ("Wolfe Suit").  This federal securities purported class action was filed in the U.S. District Court in the Central District of California and subsequently transferred to the U.S. District Court for the District of Colorado, on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  As previously disclosed, the complaint named as defendants certain officers and directors of the Company during such period and included allegations of violations of Section 10(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act") and SEC Rule 10b-5, and of Section 20(a) of the Exchange Act, all related to the Company's blood-based acute appendicitis test in development.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company's motion to dismiss, dismissing the plaintiffs' claims against all defendants without prejudice and the court entered final judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the order granting the motion to dismiss and of the final judgment in the Wolfe Suit.   Following oral argument, the Tenth Circuit Court of Appeals took the fully-briefed appeal under submission on September 26, 2013.

On October 17, 2014, the Tenth Circuit Court of Appeals affirmed the district court’s dismissal of the case.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2014, the Company had approximate balances of cash and liquid investments of $26,716,000, working capital of $25,464,000, stockholders' equity of $25,943,000 and an accumulated deficit of $94,454,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, clinical and regulatory activities, consulting expenses and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into 2015, if not beyond. If the Company does not obtain United States Food and Drug Administration ("FDA") clearance of its products, the Company would potentially be required to change the scope of its product development activities, change its strategic focus or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

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

Results of Operations

Comparative Results for the Nine Months Ended September 30, 2014 and 2013

Sales of $88,000 were recorded for the nine months ended September 30, 2014, as compared to sales of $56,000 in the 2013 period. The sales resulted from APPY1 product sales in the European Union ("EU"). In early 2014, two long-term distribution agreements were executed covering Spain and the Benelux Territories (Belgium, Luxembourg and the Netherlands)

In July 2012, the Company entered into an Exclusive License Agreement ("Ceva License Agreement") with Ceva Santé Animale S.A. ("Licensee") under which the Company granted the Licensee an exclusive royalty-bearing license to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals ("Company's Animal Health Assets").  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the nine month periods ended September 30, 2014 and 2013, $72,000 and $62,000 respectively, of such license payments was recognized as revenue.

Selling, general and administrative expenses in the nine months ended September 30, 2014 totaled $5,042,000, which is a $937,000 or 23% increase, as compared to the 2013 period. Commercialization and marketing expenses increased by approximately $550,000 in the 2014 period as the Company advanced on its U.S. and EU commercialization effort. An increase of approximately $489,000 in compensation related expenses for the nine months ended September 30, 2014, resulted from the hiring of additional sales and marketing personnel and annual incentive bonus milestone achievements being accrued. These increases were offset by a decrease of approximately $102,000 in various other selling, general and administrative expenses.

Research and development expenses in the nine months ended September 30, 2014 totaled $3,122,000, which is approximately a $1,897,000 or 38% decrease, as compared to the 2013 period. The decrease was due primarily to a reduction of approximately $2,795,000 in clinical and regulatory expenses following the completion of the clinical trial activities in early 2014. Expenses of approximately $1,072,000 were incurred during 2014 in development activities associated with the next generation product, "APPY2".

Interest expense for the nine months ended September 30, 2014, decreased to $90,000 compared to $107,000 in the 2013 period as a result of the lower interest rate upon the mortgage refinancing that occurred in May 2013. For the nine months ended September 30, 2014, the Company recorded investment income of approximately $32,000 compared to $39,000 in the 2013 period. During the nine months ended September 30, 2014, the Company recorded a gain of $34,000 on sale of equipment. During the nine months ended September 30, 2013, the Company recorded other income of approximately $76,000, which primarily consisted of a payment received in connection with an equity redemption of its insurance carrier.

No income tax benefit was recorded on the net loss for the nine months ended September 30, 2014 and 2013, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2014 and 2013

Sales of $36,000 were recorded for the three months ended September 30, 2014, as compared to sales of $56,000 in the 2013 period. The sales resulted from APPY1 product sales in the EU. In early 2014, two long-term distribution agreements were executed covering Spain and the Benelux Territories (Belgium, Luxembourg and the Netherlands).

During the three month periods ended September 30, 2014 and 2013, $24,000 and $22,000, respectively, of license payments under the Ceva License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended September 30, 2014 totaled $1,473,000, which is a $150,000 or 11% increase, as compared to the 2013 period. Commercialization and marketing expenses increased by approximately $94,000 in the 2014 period as the Company advanced on its U.S. and EU commercialization effort. An increase of approximately $137,000 in compensation related expenses for the three months ended September 30, 2014, resulted from the hiring of additional sales and marketing personnel and annual incentive bonus milestone achievements being accrued. These increases were offset by a decrease of approximately $81,000 in various other selling, general and administrative expenses.

Research and development expenses in the three months ended September 30, 2014 totaled $1,119,000, which is approximately a $687,000 or 38% decrease, as compared to the 2013 period. The decrease was due primarily to a reduction of approximately $1,271,000 in clinical and regulatory expenses following the completion of the clinical trial activities in early 2014. Expenses of approximately $536,000 were incurred during 2014 in development activities associated with the next generation product, "APPY2".

Interest expense for the three months ended September 30, 2014, decreased to $27,000 compared to $32,000 in the 2013 period as a result of the lower interest rate upon the mortgage refinancing that occurred in May 2013. For the three months ended September 30, 2014, the Company recorded an investment income of approximately $4,000 compared to $7,000 in the 2013 period. For the three months ended September 30, 2014, the Company recorded a gain of $34,000 on sale of equipment.

Liquidity and Capital Resources

At September 30, 2014, we had working capital of $25,464,000, which included cash, cash equivalents and short term investments of $26,716,000.  We reported a net loss of $8,073,000 during the nine months ended September 30, 2014, which included $1,059,000 in net non-cash expenses consisting of stock-based compensation totaling $943,000, depreciation and amortization totaling $222,000, net of amortization of license fee totaling $72,000 and gain from sale of equipment totaling $34,000.

In April, 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%. During the nine months ended September 30, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000. During the nine months ended September 30, 2014, incentive stock options were exercised to purchase 39,079 common shares, resulting in total proceeds of approximately $82,000.

Currently, the Company's primary focus is to continue advancement of the steps required for FDA clearance for its acute appendicitis diagnostic test, as well as advancing on commercialization and marketing activities following the 2013 attainment of CE marking in the EU.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs into 2015, if not beyond. The Company monitors additional financing opportunities; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements to this Form 10-Q do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

Based upon our experience, clinical trial expenses can be significant costs.   During the nine month periods ended September 30, 2014 and 2013, we expended approximately $1,994,000 and $3,521,000, respectively, in direct costs for development of the acute appendicitis test, APPY1, and related clinical and regulatory efforts. As of September 30, 2014, the pivotal clinical trial had been completed and the 510(k) application had been submitted to the FDA. Steps to achieve commercialization of the APPY1 will be an ongoing and evolving process.  Product development activities are investigating ongoing product improvements and subsequent generation of tests being developed. Should we be unable to achieve FDA clearance of the APPY1 appendicitis test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and capitalized costs that we have incurred for the acute appendicitis patents may be deemed impaired.

In July 2012, the Company entered into the Ceva License Agreement, under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's Animal Health Assets. The Ceva License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the Ceva License Agreement by the Company, or (e) in the Licensee's discretion, if the Company becomes insolvent.  The Ceva License Agreement is also terminable by the Company if there is a material breach of the Ceva License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property. The Ceva License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties the Company receives from sublicensing agreements will be paid to WU. As of September 30, 2014, there is no obligation for such license fees due to WU.

Under the Ceva License Agreement as of September 30, 2014, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Operating Activities

Net cash consumed by operating activities was $7,255,000 during the nine months ended September 30, 2014. Cash was consumed by the loss of $8,073,000, less non-cash expenses of $943,000 for stock-based compensation and $222,000 for depreciation and amortization, offset by the amortization of license fee totaling $72,000 and gain from sale of equipment totaling $34,000.  For the nine months ended September 30, 2014, net decrease in accounts receivable, prepaid and other current assets provided cash of approximately $242,000, primarily related to routine changes in operating activities. A net decrease of $553,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related to a decrease in costs of a clinical trial that was completed in earlier 2014. Cash provided by operations included an increase of approximately $69,000 in deferred revenue, under the Ceva License Agreement for the Company's Animal Health Assets.

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

Investing Activities

Net cash outflows from investing activities consumed $13,810,000 during the nine months ended September 30, 2014. Purchases of short-term investments totaled approximately $32,487,000 and sales of short term investments of $18,785,000. A $127,000 use of cash was attributable to additional costs incurred from patent filings and approximately $15,000 was incurred from purchases of equipment. Proceeds from sale of equipment totaled $34,000.

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

Financing Activities

Net cash inflows from financing activities provided $19,777,000 during the nine month period ended September 30, 2014, consisting of $20,123,000 of net cash received from the issuance of common stock from the public offering and the exercise of options and warrants less $346,000 for repayments under existing debt agreements.

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

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in no significant patent impairment charges during the periods ended September 30, 2014 and 2013.

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

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of September 30, 2014, approximately 12% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et al., Case No. CV10 7365 ("Wolfe Suit").  This federal securities purported class action was filed in the U.S. District Court in the Central District of California and subsequently transferred to the U.S. District Court for the District of Colorado, on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  As previously disclosed, the complaint named as defendants certain officers and directors of the Company during such period and included allegations of violations of Section 10(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act") and SEC Rule 10b-5, and of Section 20(a) of the Exchange Act, all related to the Company's blood-based acute appendicitis test in development.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company's motion to dismiss, dismissing the plaintiffs' claims against all defendants without prejudice and the court entered final judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the order granting the motion to dismiss and of the final judgment in the Wolfe Suit.   Following oral argument, the Tenth Circuit Court of Appeals took the fully-briefed appeal under submission on September 26, 2013.

On October 17, 2014, the Tenth Circuit Court of Appeals affirmed the district court’s dismissal of the case.

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 10, 2014		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer