Form 10-K
period 2014-12-31
Venaxis, Inc.
filed 2015-03-30
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2014

☐	For the transition period from _______ to ______

Commission file number: 001-33675

Venaxis, Inc.
(Exact name of registrant as specified in charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 South Perry Street Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (303) 794-2000

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2014, computed by reference to the closing price on that date was $68,950,000.

The number of shares outstanding of the registrant’s common stock at March 27, 2015, was 30,990,029.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement, which is due to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2014 (the Proxy Statement).

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

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Venaxis’ actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Venaxis believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond the control of Venaxis, include, but are not limited to, our ability to: obtain FDA clearance or approval for our APPY1 Test; maintain CE Marking; cost effectively manufacture and generate revenues from the APPY1 Test at a profitable price point in Europe; execute agreements required to successfully advance the Company's objectives; retain the management and scientific team to advance the products; overcome adverse changes in market conditions and the regulatory environment; obtain and enforce intellectual property rights; realize the value of intangible assets; obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; deal with general business conditions and competition; and other factors referenced herein in “Risk Factors.”

PART I

ITEM 1.    BUSINESS.

Overview

Venaxis® is an in vitro diagnostic company focused on obtaining clearance from the U.S. Food and Drug Administration (FDA) for, and commercializing its blood-based test to serve as an adjunctive test in the diagnosis and treatment of acute appendicitis (AA) in children adolescent and young adult patients.  Our business strategy is to focus on products and technologies we believe have attractive worldwide markets and significant product margin potential.  We may also pursue complementary and supporting technologies under strategic relationships as well as “in-licensing” agreements with third parties, and are in the initial stages of next generation product development.

Our current test, the APPY1 Test, is a CE marked rapid blood test panel for aiding in identifying patients in the emergency department (ED) who are at low risk for acute appendicitis.  We are not aware of any blood test that is cleared by the FDA for the purpose of aiding in the rule out of appendicitis and are not aware of any competitors in this area.  We expect the main benefit of the APPY1 Test will be to provide the physician with objective information that will aid in the identification of patients at low risk for appendicitis and, thereby, potentially reduce the exposure to radiation from, and the expense associated with, the use of computed tomography (CT) scans that are currently performed on these patients.  In addition, we believe the test can potentially save significant costs through improved patient throughput in emergency departments.  In early 2014, we completed enrollment of our pivotal clinical trial for the APPY1 Test.  The data demonstrated high sensitivity and high negative predictive value, or NPV, similar to other adjunctive tests for other conditions currently in use by physicians.  In March of 2014, we submitted a de novo request for the APPY1 System.  In June of 2014, the FDA sent us an Additional Information (AI) request, which is typical of this type of submission.  We were in communication with the FDA several times while gathering the responsive information. In December of 2014, we filed a response as a submission amendment.  On January 27, 2015, the FDA notified us that it had determined that the APPY1 Test does not meet the criteria for market clearance as a class II device based upon data and information in our de novo submission and subsequent amendment.  We continue to evaluate the information provided by the FDA to consider our possible next steps.

Recent Developments

In March 2014, we submitted to the FDA a de novo 510(k) application for the APPY1 Test.  In June 2014, the FDA sent us an Additional Information (AI) request, which follows the typical path for is typical of this type of submission.  We were in communication with the FDA several times while gathering the responsive information. In December 2014, we filed a response as a submission amendment.  On January 27, 2015, the FDA notified us that it had determined that the APPY1 Test does not meet the criteria for market clearance as a class II device based upon data and information in our de novo submission and subsequent amendment.

We are in the process of determining our next steps.  We may seek clearance from the FDA for the APPY1 Test for a narrower indication of use, we may accelerate the development of our APPY2 product in development or pursue other avenues for obtaining regulatory clearance for and commercializing our products in development.  We are continuing our commercialization activities in Europe and have recently applied for expanded use with adult patients.  We intend to communicate with the FDA in the next few weeks to discuss our path forward.

If we are not able to make progress with the FDA regarding clearance of a blood-based test for appendicitis (APPY1 or APPY2), we intend to pursue other business opportunities or the development of other products.  We can provide no assurance that we will be successful in such activities.

APPY1 System

See the Glossary at the end of this Item 1 for the definition of certain terms used in the Form 10-K Annual Report.

Product Description and Development

The APPY1 System consists of a small fluorometer (APPYReader® Instrument) and consumable test products (APPY1 Test, APPYReader QC Cassette, and APPY1 Controls).  The APPYReader Instrument measures fluorescence from the APPYReader QC Cassette and the APPY1 Test cassette, the APPYReader QC Cassette ensures proper functioning of the APPYReader Instrument, the APPY1 Controls ensure proper functioning of the APPY1 Test components, and the APPY1 Test is explained in detail below.

The APPY1 Test is a rapid blood test panel that combines the concentrations of three analytes, white blood cell count (WBC), C-reactive protein (CRP) and the Company’s patented myeloid-related protein 8/14 (MRP 8/14, also known as S100A8/A9 or calprotectin) using a proprietary algorithm to provide a qualitative result to the physician to aid in the identification of patients at low risk for acute appendicitis.  Plasma concentrations of MRP 8/14 and CRP are determined by an immunoassay and measured by the APPYReader Instrument, and the WBC value is obtained from the hospital’s hematology analyzer and entered by the user into the APPYReader Instrument.  The proprietary algorithm uses the concentrations of MRP 8/14 and CRP as well as the WBC value to calculate an APPY1 Test result.  These results are displayed on the display screen and are also included on a patient printout from the APPYReader Instrument.  The test is designed to be run in approximately 20 minutes by trained laboratory personnel.

A negative APPY1 Test result used in conjunction with other clinical information has the potential to aid the physician in patient evaluation and the identification of those who are at low risk for AA, and subsequently, provide an opportunity to avoid radiation exposure.  Additional potential benefits include helping physicians consider more conservative management with respect to AA, facilitating more rapid disposition in a portion of pediatric patients that present with lower right quadrant abdominal pain consistent with AA and reducing the duration of ED length of stay, a leading cause for ED overcrowding.  Children, adolescents and young adults are of particular concern as they have the highest incidence of AA and a heightened risk from radiation-induced cancer due to their young ages.  The primary focus of our recent efforts has been directed toward obtaining U.S. regulatory clearance for the APPY1 Test for children, adolescents and young adults.

In January 2014, we completed enrollment of the pivotal clinical study, enrolling 1,887 evaluable patients. In this population, the performance of the APPY1 Test demonstrated a negative predictive value of 97.3%, sensitivity of 96.9% and specificity of 37.8%. Prevalence of the disease in the pilot study was 25.3%.  The de novo request for the APPY1 Test was submitted to the FDA in March 2014.  The following APPY1 Test data summarize the results of the pivotal clinical study:

APPY1 Test Multi-Marker Study Result		95% Confidence Interval
Sensitivity	96.9%	(94.9 – 98.1)
Specificity	37.8%	(35.3 – 40.4)
NPV	97.3%	(95.5 – 98.3)

The clinical study data demonstrated high sensitivity and high negative predictive value similar to other adjunctive tests for other conditions currently in use by physicians.  These performance attributes should provide the physician with incremental diagnostic information that we believe will enhance their decision-making process.  The potential value of the APPY1 Test is its ability to aid a physician in his or her evaluation, allowing a more conservative evaluation and treatment path.  Clinicians interviewed have indicated that this performance would be helpful to them in managing patients suspected for appendicitis.  Based on such interviews, the physicians expressed that use of the APPY1 Test would assist in the evaluation of potential appendicitis and decrease their overall use of CT scans.  Although CT scans are a widely used diagnostic tool in the U.S., the results are subject to interpretation and can be inconclusive. In addition, use of CT scans increases the risk to the patients by subjecting them to large doses of radiation.  Over the past decade there has been increasing concern identified in many published studies regarding the radiation exposure caused by radiologic tests.

We began product development in 2003 with the objective of developing a human, blood-based diagnostic test to aid in the evaluation of patients suspicious for AA.  In December 2008, we completed an initial clinical trial (approximately 800 patients) using our original product, the AppyScore ELISA-based test, which utilized MRP 8/14 as a single analyte test for use as an aid in the evaluation of AA.  The results of this study, based upon an AppyScore cut-off value of 15, showed sensitivity of 89%, negative predictive value of 89% and specificity of 38%.  Based on these results, in June 2009, we submitted a premarket notification 510(k) submission to the FDA to seek clearance of the AppyScore test used in this trial.  In August 2009, the FDA responded to our submission with a request for additional information.  As a result of a number of factors, primarily the need to revise the test’s cut-off value, the Company withdrew its 510(k) submission in mid-2010.

In March 2010, we completed enrollment for an additional clinical trial (859 patients) of our second-generation AppyScore test, also based upon MRP 8/14 as a single analyte test.  At the time, our product in development was known as AppyScore and the results determined a “score” for each sample. The patients enrolled in this clinical trial were seen in the emergency departments of more than a dozen well-known hospitals across the United States.  The statistical analysis report for this 2010 trial, based upon an AppyScore cut-off value of 14, showed similar sensitivity (96%) and negative predictive value (92%) but lower specificity (16%) than seen in the 2008 AppyScore study.  The study data also revealed a wider range in prevalence of AA among sites than had been anticipated.  The overall prevalence of AA was similar to that seen in the previous clinical trial.  However, inter-site variability was notably larger, with a wider range of patients enrolled with AA observed between sites.  We believe that the large inter-site variability in the prevalence reported is an indication of the clinical challenge of diagnosing acute appendicitis and the judgment of individual emergency department physicians in evaluating acute abdominal pain.

We performed, in conjunction with our consultants and scientific advisors, significant secondary analyses of the 2010 clinical trial results and data to explore the observed change in specificity in the 2010 trial as compared to the 2008 trial.  These analyses suggested that the apparent differences between the two studies were primarily due to the conditions of transport for samples from the sites to the central laboratory, where the testing was conducted, in the 2010 trial. An increase in AppyScore test values that occurred in the “pre-measurement” phase between blood draw at the hospital and the testing at the central laboratory, which involved sample handling time and transportation, resulted in an apparent increased level of false positives and, accordingly, decreased specificity. As a result of these analyses, we determined that we would not file a premarket notification 510(k) with the FDA based on the results of the 2010 AppyScore test clinical trial, primarily due to the low specificity observed in the study not meeting the success criteria specified in the study’s statistical analysis plan. Additionally, although the post hoc analysis of the 2010 clinical trial results was able to identify the likely source of the performance problems, the Company determined that conclusions based on such a post hoc analysis would not be deemed to be acceptable performance evidence by the FDA for submitting a 510(k).

In 2010 and 2011 we conducted product development activities that led to the development of the current APPY1 Test, a multi-marker test with a proprietary algorithm to provide a qualitative result to the physician to aid in the identification of patients at low risk for acute appendicitis. In late 2011, we completed enrollment and, in early 2012, completed the analysis of the data for a pilot trial (approximately 500 patients), involving pediatric and adolescent patients aged 2 to 20 with symptoms suspicious for AA who were enrolled from 12 hospital sites across the country.  As part of our research and development process, we also measured values for a number of other analytes using internal assays.  As part of the patient enrollment and sample collection, we also obtained numerous subjective and objective data points for each subject including the patient’s WBC count as processed by the hospital. Samples from this pilot study were used to evaluate the current APPY1 Test multi-marker panel, which showed negative predictive value of 97%, sensitivity of 96% and specificity of 43%. Prevalence of the disease in the pilot study was 29%.

In August 2012, we provided a pre-investigational device exemption (pre-IDE) submission to the FDA and had a meeting with the FDA in September 2012, as well as follow-up communications in January 2013.  This submission and subsequent meetings documented the planned regulatory path for the APPY1 Test, which we believed to be a de novo submission, as well as achieved agreement on the statistical analysis plan and protocol for the clinical trial.  This cooperative approach with the FDA led to an enhanced clinical trial protocol and proposed intended use statement for the APPY1 Test.  In January 2013, we began enrolling patients into our pivotal clinical study in the United States and completed that enrollment in January 2014. As detailed above, we enrolled 1,887 evaluable patients in the study.  The results of this clinical study based on the APPY1 Test multi-marker panel, showed negative predictive value of 97.3%, sensitivity of 96.9% and specificity of 37.8%.  Prevalence of the disease in the pilot study was 25.3%.  In late March 2014, we submitted a de novo request to the FDA for the APPY1 System.  Subsequent to that submission, we received an Additional Information (AI) request from the FDA.  Under the FDA’s Submission Issue Meeting procedure, we had requested clarification from the FDA on certain of its feedback contained in its AI request.  During the process, we had an ongoing dialogue with the FDA.  In December 2014, we filed a response as a submission amendment.  On January 27, 2015, the FDA notified us that it had determined that the APPY1 Test does not meet the criteria for market clearance as a class II device based upon data and information in our de novo submission and subsequent amendment.  We continue to evaluate the information provided by the FDA to consider our possible next steps.

Product in Development

We refer to our next generation product development efforts as APPY2.  Our goal is to develop APPY2 with the high sensitivity shown by the APPY1 Test, but with increased specificity, which would allow us to potentially enhance our clinical claims.  Additionally, we anticipate expanding the indication for APPY2 to include adults in addition to pediatric and adolescent patients, thereby, expanding the market potential.  The primary reasons why we believe we can successfully develop APPY2 are:

•
First, we have collected more than 2,500 plasma samples from patients who presented at hospitals with abdominal pain with suspected appendicitis. In addition to the samples, we have extensive clinical information on these patients.  We believe we possess the largest sample bank of its kind in the world.  These samples are critical for biomarker discovery.

•
Second, we have engaged a leading protein biomarker discovery company, SomaLogic, Inc., to perform extensive screening on target protein markers, which would form the basis of the APPY2 assay.  The early work has yielded some very promising results, and we look forward to advancing this work and honing in on a panel of biomarkers for the APPY2 assay.

APPY1 Commercialization and Marketing

In January 2013, following completion of the steps required for a conformity mark under the European Economic Area (CE marking), we obtained CE marking in Europe for the APPY1 System. We began advancing on commercialization and marketing activities of the APPY1 Test in the European Union, employing the clinical data gathered to date.  During the initial launch phase, key market development activities included working to identify and sign collaboration agreements with key opinion leader hospitals for the purpose of completing well-defined outcome studies.  The studies were designed to further demonstrate the clinical utility and economic value of the APPY1 Test in Europe.  Based upon the positive results of the initial launch phase efforts during 2013, we moved into the second phase of the EU launch, a full-scale distribution and sales effort for the APPY1 Test.

In early 2014, we signed long-term distribution agreements with EMELCA Bioscience covering the Benelux Territories and with Laboratories Rubio covering Spain.  In early 2015, we replaced EMELCA Bioscience with a long-term distribution agreement with The Surgical Company BV covering the Benelux Territories. These agreements contain minimum annual revenue thresholds as well as product pricing terms that meet our targeted levels.  We continue to advance market development activities and are having discussions with prospective distributors in other major EU markets.  To support these efforts, we have engaged an EU based managing director to assist in the sales and marketing efforts outside of the U.S.

In addition to clinical/medical outcome studies and early adopter evaluations in Europe, we have developed a sophisticated economic modeling tool to calculate and demonstrate the potential impact of the APPY1 Test on current practice at individual hospitals.  This health informatics model, named the APPYAnalytics™ Model, uses complex algorithms, calculations and specific hospital-provided data to generate reports that show potential clinical, economic and operational outcome improvements. Since initiating field testing of the APPYAnalytics Model, we have received very positive feedback from hospital sites in Europe indicating this type of health-economic modeling data based on imaging reduction and ED throughput efficiencies is the type of information needed to facilitate the adoption of new technology. We expect data generated using the APPYAnalytics Model may also reduce the need for additional outcome studies in the EU.

In February 2015, we filed to expand our current CE mark for the APPY1 Test to now include adult patients in addition to children and adolescents. We were able to achieve this expanded certification based on an evaluation of the performance of the APPY1 Test in several hundred adult subject samples, which were collected and analyzed in late 2014. The APPY1 Test assay demonstrated sensitivity of 97.5%, negative predictive value of 98.4%, and specificity of 36.5% in these adult patients, which was very comparable to the results in children and adolescents.  By adding the adult claim in the export market, we significantly increased the market potential for the APPY1 Test in the EU. We estimate that the increased total market potential for APPY1 testing could increase by as much as three times in the EU by adding the adult indication.

Acute Appendicitis (AA)

Acute appendicitis is a rapidly progressing condition which typically causes lower abdominal pain to increase over a period of 12 to 48 hours from onset of symptoms to perforation.  This progressive pain period is variable, however, and can be sustained for 48 hours or more.  Failure to accurately diagnose and treat acute appendicitis before perforation can lead to serious complications and, in some cases, death.  The current diagnostic and treatment paradigm for acute appendicitis includes many factors, such as a review of the patient’s clinical presentation including signs and symptoms, health history, blood chemistry, temperature and white blood cell count. In the United States, patients who are considered to be at risk for acute appendicitis are frequently sent for CT or ultrasound imaging for further diagnosis and then surgery, if indicated.  Misdiagnosis of AA can lead not only to unnecessary surgery but also to the delay of proper therapy for the actual underlying condition.  Physicians also face the dilemma of minimizing the negative appendectomy surgery rate without increasing the incidence of a life threatening perforation among patients presenting with symptoms of suspected acute appendicitis.  Unfortunately, imaging-based methods and interpretations can be inconclusive or lead to an inaccurate or inconclusive diagnoses.  To date, there appears to be no individual sign, symptom, test, or procedure capable of providing either a conclusive rule-in or rule-out diagnosis of acute appendicitis.  Although CT scans are a widely used diagnostic tool in the United States, its results are subject to interpretation and can be inconclusive in addition to subjecting patients to potentially harmful radiation.  Over the past decade there has been increasing concern over radiation exposure caused by imaging.  In 2010, the FDA released a report titled “Initiative to Reduce Unnecessary Radiation Exposure from Medical Imaging.”  We believe that the risks highlighted in reports such as this FDA Report could have positive implications for a test like the APPY1 Test which, if cleared, could be used to help physicians determine which patients are at low risk for the disease and potentially avoid CT scanning.  We expect the APPY1 Test will provide an additional objective tool to assist physicians in their initial clinical evaluation of patients with acute abdominal pain indicative of acute appendicitis.

It is estimated that approximately 5-7% of the population will be diagnosed with appendicitis in their lifetime with the peak age range for the disease being the early teens.  Published data from several sources indicate that in the United States, 3-15% of appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery. In addition to health risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $740 million annually in the United States alone.  AA is one of the leading causes of medical malpractice claims in the United States due to many factors, including high diagnostic error rates, negative appendectomies and increased cost and complications in cases where the appendix perforates. Diagnosing patients presenting with abdominal pain remains one of the most common and challenging conditions in emergency medicine.  Based on the EU Market Study that we conducted in 2012, results indicated that 10% of the over 217 million patients that visited European and U.S. hospital emergency departments (ED) in 2010 had the primary complaint of abdominal pain.  The study also showed that appendicitis had the highest incidence in patients 10-19 years of age.

The rate of negative appendectomy is thought to be impacted by the use of CT scans in that such rates are considerably higher in places that do not use CT scans.  In the U.S. alone, according to National Hospital Ambulatory Medical Care Survey data from the Centers for Disease Control and Prevention (CDC) in 2009 there were approximately 9.6 million patients who entered emergency departments complaining of abdominal pain.  Out of this total, 6.6 million had complete blood count (CBC) work-ups, which includes WBC count, 3.2 million underwent CT imaging studies and 1.2 million underwent ultrasound procedures. Approximately 280,000 of these total patients were diagnosed as having AA and underwent appendectomies. Included in these totals were 2.1 million patients (approximately 21%) who were children, adolescents and young adults aged 2 to 20. Out of this sub-population, 1.1 million had CBC work-ups performed, 417,000 underwent CT imaging and 259,000 underwent ultrasound procedures. Approximately 100,000 of this group of patients were diagnosed as having acute appendicitis and underwent appendectomies.

AA most frequently occurs in patients aged 10 to 30, but can affect all ages.  Using a CT scan to rule out acute appendicitis can be particularly difficult in children and young adults because many patients in these age groups have low body fat resulting in poor tissue differentiation or contrast on the CT scan.  The APPY1 Test has the potential to enhance overall safety by reducing the amount of radiation exposure from unnecessary CT scans for those patients at low risk for having AA.

Results from our development efforts, clinical trials and pilot trials performed to date indicate that the greatest benefit of the APPY1 Test would be in aiding the physician in the evaluation of those patients at low risk for having AA.  We believe that the APPY1 Test has the potential to enhance the effectiveness and speed of patient evaluation and improve the standard of care for low-risk patients.  We anticipate that if the APPY1 Test is cleared by the FDA, it will be incorporated in routine testing as a patient’s blood sample is taken in the ordinary course of an initial assessment of the patient entering the emergency department setting when the physician suspects appendicitis but considers the patient at low risk for the disease.  The APPY1 Test is intended to cost-effectively help the physician determine if a patient is at a low risk for acute appendicitis.

APPY1 System Raw Materials and Suppliers

Our APPY1 System products include a reader instrument (APPYReader) and the consumable test products consisting of test cassettes, controls and packaging. The APPYReader is manufactured for us by a well-established vendor based in Germany.  Currently, all readers are shipped to our facility for final testing and release prior to shipment to customers and clinical trial sites. Consumable test product components are manufactured at the Venaxis facility.  Raw materials and certain sub-components are acquired from a number of suppliers.  All significant vendors are qualified based upon a quality review, which may also include on-site quality audits.

APPY1 System Distribution Methods

Having obtained CE marking in early 2013, we began advancing commercial and marketing activities in the EU.  We have identified the initial primary target countries for our commercialization focus, which are Spain, the Benelux Territories, United Kingdom, France and Germany.  During the early 2013 initial launch phase, key market development activities included working to identify and sign collaboration agreements with key opinion leader hospitals for the purpose of completing well defined outcome studies.  The studies are designed to further demonstrate the clinical utility and economic value of the APPY1 Test in Europe. Based upon the positive results of the initial launch phase efforts during 2013, we moved into the second phase of the EU launch, a full-scale distribution and sales effort for the APPY1 Test.  Our strategy in the EU is to identify distributors on a by-country or by-region basis and negotiate and execute long-term distribution agreements with them.  In early 2014, we signed long-term distribution agreements with EMELCA Bioscience covering the Benelux Territories and with Laboratories Rubio covering Spain.  In early 2015, we replaced EMELCA Bioscience with a very similar long-term distribution agreement with The Surgical Company BV covering the Benelux Territories.   These agreements contain minimum annual revenue thresholds as well as product pricing terms that meet our targeted levels.  We continue to advance market development activities with the help of these distributors, and are having discussions with prospective distributors in other major EU markets.  To support these efforts, we have engaged an on-site managing director to assist in our sales and marketing efforts outside of the U.S.

Assuming we determine to proceed with and can achieve FDA clearance of the APPY1 Test, we anticipate pursuing direct sales activities in the United States.  At this time, there are no plans to use third party distributors in the United States.  Customer fulfillment of purchase orders would be anticipated to be made via direct shipments from the Company facility to the customer.  Sales, technical and marketing support would be expected to be via a limited direct sales force and a customer web portal. Purchase agreements or purchase arrangements would be in place, covering terms of the Company’s relationship with customers.

Animal Healthcare

Effective May 1, 2004, we entered into an Exclusive License Agreement (WU License Agreement) with Washington University in St. Louis (WU) which granted us exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export.  The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement).  We have agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties and other payments.  Royalties payable to WU under the WU License Agreement for covered product sales by us, directly or indirectly, carry a mid-single-digit royalty rate and for sublicense fees received by us carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by us with ninety days advance notice at any time and by WU with sixty days advance notice if we materially breach the WU License Agreement and fail to cure such breach in a designated period.

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

 APPY1 Intellectual Property

Beginning in 2004, we initiated the establishment of an intellectual property portfolio for the acute appendicitis testing technology and products that have been used in the development of the APPY1 Test.  We have filed for and are pursuing extensive patent coverage related to several aspects of the initial discovery and various test applications.  Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for our first generation and future generation versions of the test.  Scientific and technical progress remains the basis for these efforts.  In March 2009, the United States Patent and Trademark Office issued our patent directed to methods relating to its appendicitis diagnostic technology.  This patent, No. 7,501,256 (expires February 7, 2026), is entitled “Methods and Devices for Diagnosis of Appendicitis.”  Additional U.S. patents, 7,659,087 and 7,670,769, were issued on February 9, 2010 and March 2, 2010, respectively (both expiring July 25, 2025).  At this time, patents have been issued in the following foreign countries: Australia, Hong Kong, Israel, Japan, New Zealand, Singapore and South Africa.  A patent was also granted by the European Patent Office and subsequently validated in the following European countries: Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.  In late 2014, we were notified that the Canadian patent applications have been allowed and the patent will grant in 2015.  Additionally, there are several patent applications currently in prosecution.

In late 2012 additional U.S. utility and patent cooperation treaty (PCT) patent applications were filed for the appendicitis testing technology and products.  The patent filings focus on the newly developed multiple-marker technology, providing patent coverage for using the MRP 8/14 levels in a given sample in conjunction with CRP levels and WBC count among a number of other evaluated marker combinations in order to provide an increasingly robust test to aid in the management of low risk patients suspicious for appendicitis.  Additionally, the patent filings claim a method for ruling out appendicitis based on multiple markers, a device or system for assessing a subject based on a plurality of markers, and a kit or device to determine the value of a biomarker in a given sample.  Currently, these filings are in application phase and not yet granted in any specific countries.

VENAXIS, APPY1, APPYANALYTICS, and APPY2 are registered trademarks of Venaxis. We have filed an application for trademark for APPYREADER.

In May 2003, we entered into an Assignment and Consultation Agreement (the Bealer Agreement) with Dr. John Bealer.  The Bealer Agreement transferred to us ownership rights from Dr. Bealer for inventions and related improvements to technology associated with human appendicitis diagnostics involving protein antigens.  The consideration for the Bealer Agreement was the payment of a future royalty to Dr. Bealer based upon a low double digit rate applied to revenues, all as defined under the Bealer Agreement.  The Bealer Agreement contains confidentiality provisions, provides for the assignment of all patent rights to us (which has occurred) and restrictions on the assignability of the agreement.  The Bealer Agreement continues for the longer of twenty years or the expiration of the last of our applicable patents to expire.  We may terminate the Bealer Agreement if we, in our reasonable judgment, decide we have no interest in pursuing the opportunity as defined under the agreement.  On January 7, 2015, the Company received a complaint, captioned Dr. John F. Bealer, a resident of Arapahoe County, individually v. Venaxis, Inc., a Colorado corporation, Case No. 2015CV30022.  This action was filed in the Arapahoe County District Court and subsequently transferred to Douglas County District Court.  The complaint includes allegations of breach of contract pertaining to the financial provisions of the Bealer Agreement.  The Company believes that the allegations in the complaint are without merit and is vigorously defending against these claims.

Animal Health

Our animal health patent portfolio originated under the exclusive license agreement with WU, under which we obtained intellectual property rights to WU's patent estate.  This extensive portfolio consists of both patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products under development.  The term of the WU License Agreement ends upon the expiration of the last patent to expire. Patents in the estate have expiration dates ranging from 2010 to 2019.  WU has filed, and continues to file, patent applications to expand and extend the patent coverage of the WU technology.  We reimburse WU for the costs of such patent filings, namely prosecution and maintenance fees.  Additional patents in the animal health portfolio have been filed by us outside of the WU License Agreement.

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

A patent filing for the equine follicle stimulating hormone technology was filed in 2008, entitled “Activity of Recombinant Equine Follicle Stimulating Hormone.”  This patent family provides coverage for the single chain eFSH itself, methods of administering reFSH, the timing of administration, and dosage given in order to increase reproductive activity in treated animals.  The first patent in the patent family was granted in China in April 2013 (200880123523.8) expiring November 28, 2028.  The US Patent for this family was granted in September 2014 (8,835,386) expiring November 28, 2028.  Currently, there are additional foreign patent applications that are in prosecution.

Two separate patent applications relating to cattle pregnancy have been filed by us.  A patent filing for the Bovine Pregnancy test technology was filed in 2007, entitled “Bovine Pregnancy Test.”  This patent family provides coverage for an assay device designed to detect pregnancy, the specific specifications of the device, for the antibodies used in the assay, as well as the type of sample used and the species for which the test is effective in detecting pregnancy.  The parent application was granted in the United States in 2008 (No. 7,393,696 expiring May 30, 2025), with the divisional application granted in 2010 (No. 7,687,281 expiring May 6, 2023).  Additionally, a patent filing for pregnancy detection was filed in 2003, entitled “Pregnancy Detection.”  This patent family provides coverage for an immunoassay test device, the specific specifications of the device, and for the antibodies used in the assay as well as the type of sample used.  The patent has been issued in the following counties: Australia (No. 2003243199), New Zealand (No. 536229 & 572488), and the United States (No. 7,842,513), each of which expires on May 2, 2023.

General Operations

Backlog and Inventory — We do not expect that the APPY1 System products business will be seasonal in nature.  We have developed and identified reliable sources of raw material and components for the APPY1 System products and currently do not expend large amounts of capital to maintain inventories of APPY1 System products.  Currently there is no back-log of orders.  Historically, the antigen business was not seasonal in nature when we were engaged in it.

Payment Terms — We do not provide extended payment terms, other than to support certain new product introductions, and then with terms of no more than 45-60 days.

Revenues — During the year ended December 31, 2014, two European-based distributors accounted for total net sales, each representing 89% and 11%, respectively.  During the year ended December 31, 2013, three European-based distributors accounted for the total net sales, each representing 43%, 35% and 22%, respectively.  During the year ended December 31, 2012, three customers accounted for a total of 83% of net sales, each representing 40%, 30% and 13%, respectively.  At December 31, 2014, the Company did not have any accounts receivable.  As of December 31, 2013, accounts receivable of $17,000, net of a $15,000 allowance for uncollectible accounts, were included with prepaid expenses and other current assets on the accompanying balance sheet.  At December 31, 2013, two customers accounted for 38% and 62%, respectively, of total accounts receivable.

Research and Development

We expended approximately $4,035,000 on total research and development in 2014, $6,706,000 in 2013 and $3,838,000 in 2012.  We anticipate that total expenditures for research and development for the year ending December 31, 2015 will decrease as compared to the amounts expended in 2014, due primarily to the completion of the APPY1 Test clinical trial in the United States in January 2014.  The decrease is, however, anticipated to be somewhat offset by the research and development expenditures related to the development of the next generation product, APPY2. Research and development activities for the animal health business are expected to continue to be covered by the Licensee in 2014.

Development and clinical test costs in support of the current product, as well as costs to file patents and revise and update previous filings on our technologies, will continue to be substantial.  Our principal product consists of the APPY1 Test, and we continue to assess next steps to advance the product.  As we continue to evaluate commercialization options of this product, including evaluation of strategic alternatives to effectively maximize the value of our technology, we will need to consider a number of alternatives, including possible capital raising or other transactions and partnering opportunities, working capital requirements (including possible product management and distribution alternatives) and implications of product manufacturing and associated carrying costs.  Certain costs such as manufacturing and licensing and royalty agreements have different implications depending upon the ultimate strategic path determined.

We have entered and may continue to enter into additional agreements with contract manufacturers and other suppliers for the development and manufacture of certain of our products and system components for which we are seeking or plan to seek FDA clearance.  The ultimate goal of this development process is confirming current good manufacturing practices (cGMP), which is required for those products for which we are seeking FDA clearance.  We enter into discussions from time to time with various potential manufacturers who meet full cGMP requirements, are capable of large-scale manufacturing batches of medical devices, and who can economically manufacture them to produce our products at an acceptable cost.  These development and manufacturing agreements generally contain transfer fees and possible penalty or royalty provisions should we transfer our products to another contract manufacturer.  We expect to continue to evaluate, negotiate and execute additional development and manufacturing agreements, some of which may be significant commitments during 2015.  We may also consider acquisitions of development technologies, products, or platforms, should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

Regulatory Matters

FDA

The FDA has regulatory marketing authority in the United States over our APPY1 System. Venaxis operates under 21 CFR Part 820 regulations (US) and ISO13485 standards (EU) for cGMP manufacturing of medical devices.

The FDA’s Center for Devices and Radiological Health (CDRH) is responsible for regulating firms who manufacture, repackage, re-label and or import medical devices sold in the United States. Medical devices are classified into Class I, II and III. In-vitro diagnostic medical devices are regulated by the Center for Devices and Radiological Health (CDRH) Office of In-vitro Diagnostic Devices and Radiological Health (OIR). Our APPY1 Test is anticipated to be classified as a non-invasive Class II medical device by the FDA, which will require a de novo submission.  Generally, FDA product clearance for diagnostic products is granted after specific clinical trials, analytical testing and demonstrated compliance to performance standards has been achieved to the agency’s satisfaction.  There is no assurance that we will obtain FDA clearance to market our acute appendicitis test.

Any product clearances (or approvals) that are granted remain subject to continual FDA review, and newly discovered or developed safety or efficacy data may result in withdrawal of products from the market.  Moreover, if and when such clearance is obtained, the manufacture and marketing of such products remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including compliance with current GMP, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses.  Manufacturers are subject to inspection and post-market surveillance by the FDA for compliance with these regulatory requirements.  Failure to comply with the requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or withdrawals of regulatory approvals, operating restrictions and civil or criminal prosecutions. Any such enforcement action could have a material adverse effect on our business.  Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on our business.

European Regulations

In the European Union, in-vitro diagnostic (IVD) medical devices are regulated under EU-Directive 98/79/EC (IVD Directive), and related provisions.  The IVD Directive requirements include provisions for the design, manufacture, distribution and post-market surveillance of IVDs to assure the safety and efficacy of the devices.  According to the IVD Directive, manufacturers must attest to compliance with certain essential requirements with respect to devices which are in conformity with relevant national standards and harmonized standards which have been published in the Official Journal of the European Communities.  These harmonized standards include ISO 14971, risk management and ISO 13485, the quality standard for medical device manufacturers.

IVD medical devices must bear the CE marking of conformity when they are placed on the market.  The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions and essential requirements outlined in the European IVD Directive.  As a general rule, the manufacturer must follow the procedure of the EC Declaration of conformity to obtain this CE marking.  Each European country must adopt its own laws, regulations and administrative provisions necessary to comply with the IVD Directive.  In January 2013, we obtained CE marking for the APPY1 System.

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

De Novo Classification – a mechanism defined by the FDA Modernization Act (Section 513(f)) for classifying new medical devices for which there is no predicate, providing the product with a risk-based Class II classification allowing clearance as a 510(k).

ELISA (Enzyme Linked Immunosorbant Assay) — immunological method used to test a sample for a protein marker.

cGMP — FDA current Good Manufacturing Practice.

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

Corporate Information

We are located at 1585 S. Perry Street, Castle Rock, CO 80104.  Our phone number is (303) 794-2000 and our facsimile number is (303) 798-8332.  We currently employ twenty-four full-time employees and one part-time employee.  We believe our relationships with our employees are good.  We also regularly use part-time interns and additional temporary and contract personnel depending upon our research and development needs at any given time.  We maintain a website at www.venaxis.com which serves each of the U.S. and the EU markets.

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

Risks Related to Our Business

If we fail to obtain FDA clearance for our APPY1 Test, we cannot market the product in the United States.

Therapeutic or human diagnostic products require FDA clearance (or approval or licensing) prior to marketing and sale.  This applies to our ability to market, directly or indirectly, our acute appendicitis test, the APPY1 Test.  As a new product, this test must undergo lengthy and rigorous development testing and other extensive, costly and time-consuming procedures mandated by the FDA.  In January 2015, we received a “not substantially equivalent” letter from the FDA with respect to our de novo 510(k) submission.  We are in the process of determining how to proceed.  One alternative path, which is longer and more restrictive, called a premarket approval, or PMA, would place our product in the FDA’s Class III, and be longer and more difficult to obtain.

We may not be able to get the APPY1 Test in its current form cleared by the FDA. There is no assurance that any of our strategies for obtaining FDA clearance or approval will be successful.  If we do achieve FDA clearance or approval, it could be limited with respect to the indications for use, or could be subsequently be suspended or revoked, or we could be fined, based on a failure to continue to comply with ongoing regulatory requirements and standards.  Similar regulatory approval or ongoing requirements and contingencies will also be encountered in major international markets.

If we fail to obtain FDA clearance or approval for our AA products, we will not be able to market and sell our AA products in the United States.  As a result, we would not be able to recover the resources spent on research and development of such products.  The inability to obtain FDA clearance or approval for our product may also have an impact on our success in commercializing the product in international markets.

If we fail to reach an understanding with the FDA regarding clearance for a blood-based appendicitis test, we intend to pursue alternative business opportunities.

We can provide no assurance that we will be successful in our discussions with the FDA regarding our APPY1 Test or our APPY2 test in development.  If we fail to reach an understanding with the FDA regarding clearance for a blood-based appendicitis test, we intend to pursue alternative business or technology opportunities.  Such alternative business opportunities could include looking at new products or technologies, or business combination activities.  We can provide no assurance that we would be successful in pursuit of any such alternative business or technology opportunities.

The successful development of a medical device such as our acute appendicitis test is highly uncertain and requires significant financial expenditures and time.

Successful development of medical devices is highly uncertain.  Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including failure to obtain regulatory clearance or approval, manufacturing costs, pricing and reimbursement issues, or other factors that may render the product uneconomical to commercialize.  In addition, success in clinical trials may not lead to an approvable product.  Evolutions in development from early stage products to later state products may require additional testing or analysis.  Clinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals.

If we elect to accelerate our APPY2 product development efforts, or engage in development of new products, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.  If our large-scale clinical trials for a product are not successful, we will not recover our substantial investments in that product.

We may not be able to generate sufficient sales of our products in the European Union countries or elsewhere outside of the U.S. to be profitable.

We obtained CE marking for our APPY1 System products in January 2013.  We have launched commercialization and marketing activities in the EU.  Our strategy is to leverage the experience of key opinion leaders in select hospitals in order to generate additional meaningful, multinational field data for APPY1 System products and leverage successful data into relationships with distributors in the identified target countries.  We may not be able to implement such strategy on a timely basis, and may encounter the uncertainties and delays in adoption that accompany new diagnostic testing alternatives, pricing pressure for our products and difficulties developing the relationships necessary to conduct business outside of the United States.

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

The development of new technologies or improvements in current technologies for diagnosing acute appendicitis, including less invasive imaging studies and products that would compete with our acute appendicitis test could have a negative impact on our ability to sell the acute appendicitis tests.  This could impact our ability to market the tests or secure a marketing partner - both of which could have a substantial impact on the value of our acute appendicitis products.

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

We currently have very little marketing experience and limited sales capabilities.  Therefore, in order to commercialize our products, once approved, we must either develop our own marketing and distribution sales capabilities or consider collaborating with a third party to perform these functions.  We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties.  In these instances, our future revenues will be materially dependent upon the success of the efforts of these third parties.  We have elected to suspend our U.S.-based commercialization activities as we assess our next steps forward.  Such decision could delay the ramp up of our sales and marketing resources if we are able to attain clearance or approval for our products.

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

The U.S. healthcare regulatory environment may change in a way that restricts our ability to market our acute appendicitis tests due to medical coverage or reimbursement limits.  Sales of our human diagnostic tests will depend in part on the extent to which the costs of such tests are covered by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health payor administration authorities, private health coverage insurers and other third party payors.  These healthcare payors are increasingly challenging the prices charged for medical products and services.  The containment of healthcare costs has become a priority of federal and state governments.  Accordingly, our potential products may not be considered to be cost effective, and reimbursement may not be available or sufficient to allow us to sell our products on a competitive basis.  Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us.  Any reduction in Medicare, Medicaid or third party payor reimbursements could have a negative effect on our operating results.  The addition of the medical device tax is also a challenge to the industry.

If we successfully obtain FDA clearance or approval to market our acute appendicitis test, we (or our vendors) may experience manufacturing problems resulting in shortages or delays in production that could limit the near-term growth of our revenue.

Our ability to successfully market an acute appendicitis test, once it is approved, will partially depend on our ability to obtain and manufacture sufficient quantities of the finished tests from qualified GMP suppliers.  While we have identified and qualified suppliers, their ability to produce tests or component parts in sufficient quantities to meet possible demand may cause delays in securing products or could force us to seek alternative suppliers.  The need to locate and use alternative suppliers could also cause delivery delays for a period of time.  Delays in finalizing and progressing under agreements with cGMP facilities may delay our FDA clearance process and potentially delay sales of such products.  In addition, we may encounter difficulties in production due to, among other things, the inability to obtain sufficient amounts of raw materials, components or finished goods inventory and quality control issues with raw materials, components or finished goods.  These difficulties could reduce sales of our products, increase our costs or cause production delays, all of which could damage our reputation and hurt our financial condition.  To the extent that we enter into manufacturing arrangements with third parties, we will depend on them to perform their obligations in a timely manner and in accordance with applicable government regulations.

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

Any revenues from products under development will likely be subject to royalty payments under licensing or similar agreements. Major factors affecting these payments include, but are not limited to:

●	coverage decisions by governmental and other third party payors;
●	our ability to achieve meaningful sales of our products;
●	the achievement of milestones established in our license agreements; and
●	our use of the intellectual property licensed in developing the products.

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

We have begun marketing the APPY1 Test in the EU.  We plan to market our human diagnostic products in other foreign jurisdictions.  We may need to obtain regulatory approvals from foreign jurisdictions to do so and obtaining such approval in one jurisdiction does not necessarily guarantee approval in another.  We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals.  If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby, reducing the potential revenue from the sale of our products.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights, and we may be unable to protect our rights to, or use of, our technology.

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

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent prosecution process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

We have historically needed to raise capital to fund our operating losses including development expenses, which have been significant. We expect to continue to incur operating losses in 2015 and 2016. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets which could impact the timing, terms and other factors in our attempts to raise capital. Any sale of a substantial number of additional shares may cause dilution to our existing shareholders and could also cause the market price of our common stock to decline.

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

The market prices for securities of biotechnology companies, in general, have been highly volatile and may continue to be highly volatile in the future, particularly in light of the current financial markets. In addition, the market price of our common stock has been and may continue to be volatile, especially on the eve of Company announcements which the market is expecting, as is the case with clinical trial results. Among other factors, the following may have a significant effect on the market price of our common stock:

●	announcements of clinical trial results, FDA correspondence or interactions, developments with regard to our intellectual property rights, technological innovations or new commercial products by us or our competitors;
●	publicity regarding actual or potential medical results related to products under development or being commercialized by us or our competitors;
●	regulatory developments or delays affecting our products under development in the United States and other countries; and
●	new proposals to change or reform the U.S. healthcare system, including, but not limited to, new regulations concerning reimbursement programs.

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

Our common stock is currently traded on the NASDAQ Capital Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility, in the future. For example in the calendar year ended December 31, 2014, our common stock traded as low as $1.58 and as high as $3.29. In the calendar year ended December 31, 2013, our common stock traded as low as $1.20 and as high as $2.74. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.”  In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.

We may not be able to maintain our current listing on the NASDAQ Capital Market and a delisting could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

Subsequent to December 31, 2014, our common stock has traded as low as $0.40, following the FDA decision announcement.  In March 2015, we received notice from NASDAQ that we had failed to maintain a bid price of at least $1.00 per share for 30 successive trading days.  We have a minimum of six months to regain compliance with the listing standard, and may be able to obtain an additional six-month compliance period.  However, there can be no assurance that we will be able to maintain the NASDAQ Capital Market listing of our common stock in the future.

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

We have been named as a defendant in a class action lawsuit with claims of violations of the federal securities laws.

We have been named as a defendant in a class action lawsuit with claims of violations of the federal securities laws.  See the description in Item 3 below.  We believe the alleged claims are without merit, but if we are not successful in our defense of this action we could be liable for significant damages.  Even if we are successful, litigation is expensive and defense of the action could have a negative impact on our financial resources.

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

We own the property subject to a mortgage with an outstanding balance of approximately $2,151,000 at December 31, 2014, payable in monthly installments of approximately $20,600 and bearing interest at an approximate average rate of 4.9%.  The commercial bank portion of the mortgage was refinanced with the existing lender in May 2013. The revised terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years.

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

On January 7, 2015, the Company received a complaint, captioned Dr. John F. Bealer, a resident of Arapahoe County, individually v. Venaxis, Inc., a Colorado corporation, Case No. 2015CV30022.  This action was filed in the Arapahoe County District Court and subsequently transferred to Douglas County District Court.  The complaint includes allegations of breach of contract pertaining to the Assignment and Consulting Agreement between the Company and Dr. Bealer.   The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against these claims.

On February 2, 2015, a putative class action complaint was filed against Venaxis and two of its current officers in the United States District Court for the District of Colorado.  The action is captioned Boldt v. Venaxis, Inc., et al., District of Colorado Case No.: 1:15-cv-00-222 (“Boldt Action”).  The plaintiff in the Boldt Action alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5.  The Boldt Action plaintiff purports to represent a class of persons who purchased the Company’s publicly traded securities between March 13, 2014, and January 28, 2015.  The Boldt Action plaintiff alleges that the Company made false and/or misleading statements regarding APPY1.  The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court.  Based on a review of the complaint, the Company believes that the allegations are without merit, and intends to vigorously defend against the claims.
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

Quarter ended	High	Low

March 31, 2013	$2.74	$1.99
June 30, 2013	$2.13	$1.20
September 30, 2013	$2.16	$1.26
December 31, 2013	$2.14	$1.57
March 31, 2014	$3.29	$2.27
June 30, 2014	$2.77	$1.88
September 30, 2014	$2.36	$1.58
December 31, 2014	$1.85	$1.19

As of March 26, 2015 we had approximately 940 holders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

The closing price of our common stock on March 26, 2015 was $0.46 per share.

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

Securities Authorized under Equity Compensation Plans Information

The Company currently has one equity compensation plan. The 2002 Stock Incentive Plan, as amended (the Plan) was approved by the Board of Directors and adopted by the stockholders in 2002 and is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Plan was amended and restated on June 1, 2007 and further amended on June 9, 2008, November 20, 2009, November 22, 2010, July 8, 2011, May 22, 2012, December 11, 2012, June 11, 2013 and June 25, 2014, primarily to increase the number of shares available for awards under the Plan, with the most recent increase to 3,673,126 shares, as approved by the shareholders.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	1,854,258	$5.79	1,818,868

Equity compensation plans not
approved by security holders	—	—	—

Total	1,854,258	$5.79	1,818,868

 Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Summary Statement of Operations Items:
Total revenues	$167,000	$56,000	$42,000	$219,000	$370,000
Net loss	$(10,443,000)	$(12,149,000)	$(9,212,000)	$(10,214,000)	$(13,338,000)
Basic and diluted loss per share	$(0.36)	$(0.72)	$(1.84)	$(7.61)	$(10.17)
Weighted average shares Outstanding	28,632,677	16,948,901	4,996,827	1,341,379	1,310,956

	As of December 31,
	2014	2013	2012	2011	2010
Summary Balance Sheet Information:
Current assets	$24,896,000	$14,761,000	$12,528,000	$4,321,000	$12,307,000
Total assets	$28,724,000	$18,640,000	$16,615,000	$8,728,000	$17,159,000
Long term liabilities	$3,257,000	$3,441,000	$1,845,000	$2,830,000	$3,180,000
Total liabilities	$5,039,000	$5,690,000	$5,924,000	$4,902,000	$5,912,000
Equity	$23,685,000	$12,950,000	$10,691,000	$3,826,000	$11,247,000

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

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2014, the Company had approximate balances of cash and liquid investments of $24,539,000, working capital of $23,114,000, total stockholders’ equity of $23,685,000 and an accumulated deficit of $96,825,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and into early 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic assessment includes the following potential options:

●	evaluating regulatory options for continuing commercialization of the Company’s principal product, the APPY1 Test;
●	pursuing additional capital raising opportunities;
●	exploring prospective partnering or licensing opportunities with complementary opportunities and technologies;
●	monitoring and implementing cost control initiatives to conserve cash;
●	assessing and developing the next generation product, APPY2; and
●	evaluating other possible strategic options available to the Company.

Revenues

2014 compared to 2013

APPY1 System product sales of approximately $167,000 were recorded for the year ended December 31, 2014 as compared to $56,000 in the 2013 period. Sales of the APPY1 System products in 2014 have been made to customers for initial stocking orders in the EU under commercial development agreements. Two European-based distributors accounted for 100% of the 2014 sales, and individually represented 89% and 11%, respectively, of such sales.

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with Ceva Santé Animale S.A. (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the year ended December 31, 2014, $96,000 of such license payments was recognized as revenue, as compared to $85,000 for the year ended December 31, 2013.

APPY1 System product cost of sales for the year ended December 31, 2014 increased by approximately $50,000 compared to the 2013 period. As a percentage of sales, gross profit was 57% in the 2014 period as compared to gross profit of 62% in the 2013 period.

2013 compared to 2012

Sales of approximately $56,000 were recorded for the year ended December 31, 2013 as compared to $42,000 in the 2012 period. In 2013, revenues were generated by APPY1 System product sales with the 2012 sales being generated by antigen products, which product production has been suspended. Sales of the APPY1 System products in 2013 have been made to customers for initial stocking orders in the EU under commercial development agreements. Three European-based customers accounted for 100% of the 2013 sales, and individually represented 43%, 35% and 22%, respectively, of such sales.

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

Cost of sales for the year ended December 31, 2013 increased by approximately $21,000 compared to the 2012 period. In 2013, costs of sales were related to the APPY1 System product sales with the 2012 costs of sale related to antigen products. As a percentage of sales, gross profit was 62% in the 2013 period as compared to gross profit of 99% in the 2012 period.

Selling, General and Administrative Expenses

2014 compared to 2013

Selling, general and administrative expenses in the year ended December 31, 2014, totaled $6,560,000, which was a $1,043,000 or 19% increase as compared to the 2013 period. Commercialization and marketing expenses increased by approximately $445,000 in the 2014 period as the Company advanced on its commercialization effort. An increase of approximately $851,000 in compensation related expenses for the year ended December 31, 2014, resulted from the hiring of additional sales and marketing personnel and annual incentive bonus milestone achievements being accrued. These increases were offset by a decrease of $308,000 in stock-based compensation, primarily due to the Company trading its stock at a lower price.

2013 compared to 2012

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

Research and Development

2014 compared to 2013

Research and development expenses in the year ended December 31, 2014 totaled $4,035,000, which is a $2,672,000 or 40% decrease as compared to the 2013 period.  The decrease was due primarily to a reduction of approximately $3,629,000 in clinical and regulatory expenses following the completion of the clinical trial activities in early 2014. Expenses of approximately $1,213,000 were incurred during 2014 in development activities associated with the next generation product, APPY2.

2013 compared to 2012

Research and development expenses in the year ended December 31, 2013 totaled $6,706,000, which is a $2,868,000 or 75% increase as compared to the 2012 period. Clinical trial related expenses increased by approximately $3,362,000 in 2013 as the APPY1 Test clinical trial activities accelerated during 2013, with the clinical trial enrollment completed in early 2014. This was offset by a decrease in APPY1 Test development expenses in 2013 of approximately $672,000, as compared to 2012 expenses.

Other Income and Expense

2014 compared to 2013

Interest expense for the year ended December 31, 2014, decreased to $116,000 compared to $135,000 in the 2013 period as a result of the lower interest rate upon the mortgage refinancing that occurred in May 2013. For the year ended December 31, 2014, the Company recorded investment income of approximately $42,000 compared to $39,000 in the 2013 period. During the year ended December 31, 2014, the Company recorded a gain of $34,000 on sale of equipment. During the year ended December 31, 2013, the Company recorded other income of approximately $51,000, which primarily consisted of a payment received in connection with an equity redemption of its insurance carrier.

2013 compared to 2012

Interest expense for the year ended December 31, 2013, decreased to $135,000 compared to $248,000 in the 2012 period. For the year ended December 31, 2013, the Company recorded investment income of approximately $39,000 compared to a loss of $1,000 in the 2012 period. During the year ended December 31, 2013, the Company recorded other income of $51,000, which primarily consisted of a payment received in connection with an equity redemption of its insurance carrier. During the year ended December 31, 2012, the Company recorded other loss of approximately $2,000.

Income Taxes

No income tax benefit was recorded on the loss for the year ended December 31, 2014, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2014, the Company had a net operating loss carry forwards for income tax purposes of approximately $89 million, expiring through 2034.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, the Company had working capital of $23,114,000, which included cash, cash equivalents and short term investments of $24,539,000.  The Company reported a net loss of $10,443,000 during the year ended December 31, 2014, which included $1,303,000 in net non-cash expenses consisting of, stock-based compensation totaling $1,056,000, depreciation and amortization totaling $289,000 and other net gains of $42,000.

Currently, the Company’s primary focus is to continue commercialization and marketing activities following the attainment of CE marking in the European Union (EU).

In April, 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes. During the nine months ended September 30, 2014, warrants from the May 2013 public offering (described below) were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000. During the nine months ended September 30, 2014, incentive stock options were exercised to purchase 39,079 common shares, resulting in total proceeds of approximately $82,000.

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

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs into early 2016. The Company is pursuing additional financing opportunities; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

Steps to achieve commercialization of the acute appendicitis product will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for the test. Should we be unable to achieve FDA clearance of the APPY1 Test or generate sufficient revenues from the product, we would need to rely on other business or product opportunities to generate revenues and costs that we have incurred for the acute appendicitis patent may be deemed impaired.

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2014.

Under the License Agreement as of December 31, 2014, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

We have entered and may expect to continue to enter into additional agreements with contract manufacturers for the development/ manufacture of certain of our products. The goal of this development process is to establish current good manufacturing practices (cGMP) required for our products. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments. We may also consider acquisitions of development technologies or products should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage on our land and building that was refinanced in May 2013. The mortgage is held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank loan terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has an interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $4,000 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,000 through July 2023, which currently includes approximately $3,500 per month in interest and fees.

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

Operating Activities

Net cash consumed by operating activities was $9,204,000 during the year ended December 31, 2014. Cash was consumed by the loss of $10,443,000, less non-cash expenses of $1,056,000 for stock-based compensation and depreciation and amortization totaling $289,000, offset by the amortization of license fee totaling $96,000 and gain from sale of equipment totaling $34,000.Decreases in prepaid and other current assets of $421,000 provided cash, primarily related to routine changes in operating activities.  There was a $925,000 decrease in accounts payable and accrued expenses in the year ended December 31, 2014, primarily due to decreases in the activity levels at year end for the Company’s APPY1 System clinical, regulatory, and marketing activities.  An increase of $460,000 in accrued compensation consumed cash.  Cash provided by operations included a net increase of $69,000 in deferred revenue, relating to milestone payments under the License Agreement for the Company’s animal health assets.

Net cash consumed by operating activities was $9,730,000 during the year ended December 31, 2013. Cash was consumed by the loss of $12,149,000, less non-cash expenses of $1,438,000 for stock-based compensation, depreciation and amortization totaling $327,000 and impairment and other items, net totaling $48,000, offset by the amortization of license fee totaling $85,000. Increases in prepaid and other current assets of $258,000 used cash, primarily related to routine changes in operating activities.  There was a $432,000 increase in accounts payable and accrued expenses in the year ended December 31, 2013, primarily due to increases in the activity levels at year end for the Company’s APPY1 System clinical, regulatory, and marketing activities.  A decrease of $304,000 in accrued compensation consumed cash.  Cash provided by operations included a net increase of $306,000 in deferred revenue, relating to milestone payments under the License Agreement for the Company’s animal health assets.

Net cash consumed by operating activities was $5,489,000 during the year ended December 31, 2012. Cash was consumed by the loss of $9,212,000, less non-cash expenses of $931,000 for stock-based compensation, depreciation and amortization totaling $430,000 and impairment and other items, net totaling $26,000. For the year ended December 31, 2012, decreases in accounts receivable generated cash of $35,000. Decreases in prepaid and other current assets of $408,000 provided cash, primarily related to routine changes in operating activities.  There was a $306,000 increase in accounts payable and accrued expenses in the year ended December 31, 2012, primarily due to increases in the activity levels at year end for the Company’s APPY1 System clinical, regulatory, and marketing activities.  An increase of $405,000 in accrued compensation provided cash.  Cash provided by operations included an increase of $1,182,000 in deferred revenue, following the execution of the License Agreement for the Company’s animal health assets.

Investing Activities

Net cash outflows from investing activities consumed $12,560,000 during the year ended December 31, 2014. Sales of marketable securities investments totaled approximately $23,197,000 and marketable securities purchased totaled approximately $35,553,000.  A $208,000 use of cash was attributable to additional costs incurred from patent filings and approximately $30,000 was incurred from purchases of equipment. Proceeds from sale of equipment totaled $34,000.

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

Financing Activities

Net cash inflows from financing activities generated $19,645,000 during the year ended December 31, 2014. The Company received net proceeds of $20,123,000 from the sale of common stock in public offerings of securities and repaid $478,000 in scheduled payments under its debt agreements.

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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $13,000, $33,000, and $45,000 of patent impairment charges during the years ended December 31, 2014, 2013, and 2012, respectively.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of December 31, 2014, 6% of the investment portfolio was in cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Venaxis, Inc.

We have audited the accompanying balance sheets of Venaxis, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venaxis, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 30, 2015

Venaxis, Inc.
Balance Sheets
December 31,

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,539,911	$5,658,683
Short-term investments (Note 1)	20,998,789	8,642,648
Prepaid expenses and other current assets (Note 1)	357,083	459,396

Total current assets	24,895,783	14,760,727

Property and equipment, net (Note 2)	2,103,880	2,266,982

Other long term assets, net (Notes 1 and 3)	1,724,190	1,612,160

Total assets	$28,723,853	$18,639,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437,519	$780,514
Accrued compensation	609,417	148,922
Accrued expenses	325,400	907,732
Notes and other obligations, current portion (Note 4)	312,934	319,771
Deferred revenue, current portion (Note 7)	96,698	92,084

Total current liabilities	1,781,968	2,249,023

Notes and other obligations, less current portion (Note 4)	1,998,049	2,150,608
Deferred revenue, less current portion (Note 7)	1,258,713	1,290,441

Total liabilities	5,038,730	5,690,072

Commitments and contingencies (Notes 7 and 9)

Stockholders’ equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
30,990,029 and 21,454,380 shares issued and outstanding	120,509,997	99,331,585
Accumulated deficit	(96,824,874)	(86,381,788)

Total stockholders’ equity	23,685,123	12,949,797

Total liabilities and stockholders’ equity	$28,723,853	$18,639,869

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Operations
Years ended December 31,

	2014	2013	2012

Sales (Note 1)	$166,955	$56,068	$41,557
Cost of sales	71,470	21,193	592

Gross profit	95,485	34,875	40,965

Other revenue - fee (Note 7)	95,699	84,620	20,571

Operating expenses:
Selling, general and administrative	6,559,640	5,516,504	5,184,823
Research and development	4,034,580	6,706,174	3,838,375

Total operating expenses	10,594,220	12,222,678	9,023,198

Operating loss	(10,403,036)	(12,103,183)	(8,961,662)

Other income (expense):
Interest	(116,180)	(135,218)	(248,129)
Investment income (loss)	42,130	39,093	(500)
Other income (expense)	34,000	50,653	(1,924)

Total other (expense) income	(40,050)	(45,472)	(250,553)

Net loss	$(10,443,086)	$(12,148,655)	$(9,212,215)

Basic and diluted net loss per share (Note 1)	$(0.36)	$(0.72)	$(1.84)

Basic and diluted weighted average number
of common shares outstanding (Notes 1)	28,632,677	16,948,901	4,996,827

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2014, 2013 and 2012

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2012	1,608,146	$68,846,796	$(65,020,918)	$3,825,878

Stock-based compensation issued for services	—	901,161	—	901,161

Common stock issued for consulting services	8,334	29,776	—	29,776

Common stock issued for cash, net
of offering costs of $1,753,190	8,337,900	15,146,400	—	15,146,400

Net loss for the year	—	—	(9,212,215)	(9,212,215)

Balance, December 31, 2012	9,954,380	84,924,133	(74,233,133)	10,691,000

Stock-based compensation issued for services	—	1,437,865	—	1,437,865

Common stock issued for cash, net of offering costs of $1,380,413	11,500,000	12,969,587	—	12,969,587

Net loss for the year	—	—	(12,148,655)	(12,148,655)

Balance, December 31, 2013	21,454,380	99,331,585	(86,381,788)	12,949,797

Stock-based compensation issued for services	—	1,055,760	—	1,055,760

Common stock issued for cash, net of offering costs of $1,542,709	8,335,000	18,461,291	—	18,461,291

Common stock issued for option and warrant exercises	1,200,649	1,661,361	—	1,661,361

Net loss for the year	—	—	(10,443,086)	(10,443,086)

Balance, December 31, 2014	30,990,029	$120,509,997	$(96,824,874)	$23,685,123

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Years ended December 31,

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(10,443,086)	$(12,148,655)	$(9,212,215)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock-based compensation for services	1,055,760	1,437,865	930,937
Depreciation and amortization	288,751	326,534	430,228
Other noncash charges	—	47,503	44,554
Amortization of license fee	(95,699)	(84,620)	(20,571)
(Gain) loss on equipment disposals	(34,000)	—	1,924
Change in:
Accounts receivable	18,793	(32,194)	35,016
Prepaid expenses and other current assets	402,206	289,967	407,955
Accounts payable	(342,995)	166,589	32,212
Accrued expenses	(582,332)	265,677	273,649
Accrued compensation	460,495	(303,956)	405,256
Deferred revenue	68,585	305,636	1,182,080

Net cash used in operating activities	(9,203,522)	(9,729,654)	(5,488,975)

Cash flows from investing activities:
Purchases of short-term investments	(35,552,989)	(24,436,509)	(2,991,644)
Sales of short-term investments	23,196,848	16,956,765	2,831,864
Purchases of property and equipment	(30,142)	(26,316)	(43,692)
Purchases of patent and other assets	(207,537)	(125,430)	(112,646)
Proceeds from sale of equipment	34,000	—	—

Net cash used in investing activities	(12,559,820)	(7,631,490)	(316,118)

Cash flows from financing activities:
Repayment of notes payable and other obligations	(478,082)	(927,734)	(1,331,437)
Net proceeds from issuance of common stock	20,122,652	12,969,587	15,146,400

Net cash provided by financing activities	19,644,570	12,041,853	13,814,963

Net increase (decrease) in cash and cash equivalents	(2,118,772)	(5,319,291)	8,009,870

Cash and cash equivalents, at beginning of year	5,658,683	10,977,974	2,968,104

Cash and cash equivalents, at end of year	$3,539,911	$5,658,683	$10,977,974

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$106,453	$138,754	$244,737

Schedule of non-cash investing and financing transactions:
Acquisitions of assets for installment obligations	$318,686	$344,689	$480,635

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Notes to Financial Statements

Note 1.  Organization and summary of significant accounting policies:

Nature of operations:

Venaxis, Inc. (the “Company” or “Venaxis”) was organized on July 24, 2000, as a Colorado corporation.  In December 2012, the Company’s name was changed to Venaxis, Inc., from AspenBio Pharma, Inc.  Venaxis’ business is in the development and commercialization of innovative products that address unmet diagnostic and therapeutic needs. The Company's lead product candidate, the APPY1 Test, is designed to be a novel blood-based diagnostic test that is intended to aid, through the test’s negative predictive value, in the evaluation of low risk patients initially suspected of having acute appendicitis, thereby helping address the difficult challenge of triaging possible acute appendicitis patients in the hospital emergency department settings.

The Company’s research, development and commercial activities are currently focused primarily on a human acute appendicitis blood-based test.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2014, the Company had approximate balances of cash and liquid investments of $24,539,000, working capital of $23,114,000, total stockholders’ equity of $23,685,000 and an accumulated deficit of $96,825,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and into 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

●	evaluating regulatory options for continuing commercialization of the Company’s principal product, the APPY1 Test;
●	pursuing additional capital raising opportunities;
●	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies;
●	continuing to monitor and implement cost control initiatives to conserve cash;
●	continuing to assess and develop the next generation product, “APPY2”; and
●	exploring other possible strategic options available to the Company.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of December 31, 2014, 6% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount of the portfolio. To date, the Company’s cumulative realized market loss from the investments has not been significant.  For the years ended December 31, 2014, 2013 and 2012, there were approximately $31,000, $19,000 and $6,000, respectively, in management fee expenses.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents (level 1) and short-term investments (level 2) as of December 31, 2014 and 2013.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

We recognize sales of goods under the provisions of the Financial Accounting Standards Board (‘FASB’) Accounting Standards Codification (‘ASC’) 605 (‘ASC 605’) and the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Future revenue is expected to be generated primarily from the sale of products. Product revenue primarily consists of sales of instrumentation and consumables.

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

The Company extends credit to customers generally without requiring collateral. At December 31, 2014, the Company did not have any accounts receivable. As of December 31, 2013, accounts receivable of $17,000, net of a $15,000 allowance for uncollectible accounts, were included with prepaid expenses and other current assets on the accompanying balance sheet. At December 31, 2013, two customers accounted for 38% and 62% of total accounts receivable.  During the year ended December 31, 2014, two European-based customers accounted for total net sales, each representing 89% and 11%, respectively. During the year ended December 31, 2013, three European-based customers accounted for the total net sales, each representing 43%, 35% and 22%, respectively. During the year ended December 31, 2012, three customers accounted for a total of 83% of net sales, each representing 40%, 30% and 13%, respectively.

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

Goodwill:

Goodwill arose from the initial formation of the Company and represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired.  The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its qualitative evaluation, that it was not necessary to perform the two-step goodwill impairment test and that no impairment had occurred as of December 31, 2014.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its review, including an updated assessment subsequent to year end, management determined that certain costs previously incurred for patents had been impaired during the years ended December 31, 2014 and 2013 and 2012.  Approximately $13,000, $33,000 and $45,000 of such patent costs were determined to be impaired during the years ended December 31, 2014, 2013 and 2012, respectively, resulting from management’s decisions not to pursue patents based upon a cost benefit analysis of patent expenses and coverage protection in several smaller world markets that were determined to not have the economic or fiscal potential to make the patent pursuit viable. Impairment charges are included in research and development expenses in the accompanying statements of operations.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2014 and 2013.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so, and there are open statutes of limitations for tax authorities to audit the Company’s tax returns from 2010 through the current period.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2014, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2014, 2013 or 2012.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share during the years ended December 31, 2014, 2013 and 2012. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,310,000, 5,841,000 and 1,306,000 shares for each of the years ended December 31, 2014, 2013 and 2012, respectively) would be to decrease the net loss per share.

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

Recently issued and adopted accounting pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

Note 2.  Property and equipment:

Property and equipment consisted of the following as of December 31:

	2014	2013

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	253,526
Laboratory equipment	1,112,480	1,220,735
Office and computer equipment	328,299	326,099

	5,391,044	5,497,099
Less accumulated depreciation	3,287,164	3,230,117

	$2,103,880	$2,266,982

Depreciation expense totaled approximately $193,000, $244,000 and $352,000 for each of years ended December 31, 2014, 2013 and 2012, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following as of December 31:

	2014	2013

Patents, trademarks and applications, net of accumulated amortization of $507,644 and $422,261	$1,336,951	$1,214,797
Goodwill	387,239	387,239
Other	-	10,124

	$1,724,190	$1,612,160

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $90,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $13,000, $33,000, and $45,000 of patent impairment charges during the years ended December 31, 2014, 2013, and 2012, respectively.  The impairment charges are related to the Company’s ongoing analysis on which specific patents in specific countries the Company intends to continue to pursue.

Note 4.  Notes and other obligations:

Notes payable and installment obligations consisted of the following as of December 31:

	2014	2013

Mortgage notes	$2,150,608	$2,296,919
Other short-term installment obligations	160,375	173,460
	2,310,983	2,470,379
Less current portion	312,934	319,771

	$1,998,049	$2,150,608

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 32% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank portion of the mortgage was refinanced with the existing lender in May 2013. The revised terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has the interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $4,000 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,000 through July 2023, which currently includes approximately $3,500 per month in interest and fees.

Other short-term installment obligations:

The Company has executed financing agreements for certain of the Company’s insurance premiums.  At December 31, 2014, these obligations totaled $160,375 all of which are due in 2015.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $313,000 in 2015, $159,000 in 2016, $166,000 in 2017, $1,268,000 in 2018, $82,000 in 2019 and $323,000 thereafter, through the terms of the applicable debt agreements.  The Company’s Exclusive License Agreement with The Washington University also requires minimum annual royalty payments of $20,000 per year during its term (Note 7).

Note 5.  Stockholders’ equity:

2014 Transactions:

In April 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%.

During the year ended December 31, 2014, warrants from the May 2013 public offering, described below, were exercised to purchase 1,161,570 shares of common at $1.36 per share stock resulting in total proceeds of approximately $1,580,000.

During the year ended December 31, 2014, incentive stock options were exercised to purchase 39,079 common shares, resulting in total proceeds of approximately $82,000 and with a total intrinsic value when exercised of approximately $14,000.

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

Note 6.  Stock options and warrants:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company’s 2002 Stock Incentive Plan, as amended (the “Plan”) and non-qualified options and warrants issued outside of the Plan.  During June 2014, the Company’s shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 1,912,205 to 3,673,126. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

●	The grant date exercise price – the closing market price of the Company’s common stock on the date of the grant;
●	Estimated option term – based on historical experience with existing option holders;
●	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
●	Term of the option – based on historical experience, grants have lives of approximately 3-5 years;
●	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
●	Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company’s common stock over a period equal to the expected term of the option; and
●	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized stock-based compensation during the years ended December 31, as follows:

	2014	2013	2012

Stock options to employees, officers, and directors	$1,055,250	$1,436,572	$833,351
Stock options to consultants for:
Investor relations activities	-	-	23,598
APPY1 System activities	510	1,293	38,460
Animal health activities	-	-	5,752
Total stock-based compensation	$1,055,760	$1,437,865	$901,161

The above expenses are included in the accompanying Statements of Operations for the years ended December 31, in the following categories:

	2014	2013	2012

Selling, general and administrative expenses	$991,088	$1,298,942	$862,701
Research and development expenses	64,672	138,923	38,460
Total stock-based compensation	$1,055,760	$1,437,865	$901,161

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the years ended December 31, as follows:

	2014	2013	2012

Dividend yield	0%	0%	0%
Expected price volatility	94 to 126%	127 to 128%	121 to 127%
Risk free interest rate	1.52 to 1.74%	.65 to .76%	.60 to 1.03%
Expected term	5 years	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the year ended December 31, 2014, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,218,265	$8.70
Granted	727,100	2.29
Exercised	(39,079)	2.09
Forfeited	(52,028)	28.00

Outstanding at December 31, 2014	1,854,258	$5.79	8.1	$800

Exercisable at December 31, 2014	1,534,606	$6.52	8.0	$500

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2014.

During the year ended December 31, 2014, incentive stock options were exercised to purchase 39,079 common shares, resulting in total proceeds of approximately $82,000 and with a total intrinsic value when exercised of approximately $14,000.

During the year ended December 31, 2014, 221,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.27 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2014, July 1, 2014, and October 1, 2014.

During the year ended December 31, 2014, 506,100 options were issued to officers, employees and a consultant under the Plan, exercisable at an average of $2.29 per share. The options expire ten years from the date of grant. 431,100 vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears, and 75,000 vest annually in arrears over three years from grant date.

During the year ended December 31, 2014, a total of 52,028 options that were granted under the Plan were forfeited, of which 46,978 were vested and 5,050 were unvested. The vested options were exercisable at an average of $30.78 per share and the unvested options were exercisable at an average of $2.15 per share.

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

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the years ended December 31, 2014, 2013 and 2012, was $1,266,000, $1,963,000 and $1,486,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 272,000 options, are expected to vest in the future, under their terms. A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors and consultants during the year ended December 31, 2014 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	200,446	$2.92	$2.48
Granted	727,100	2.29	1.89
Vested	(602,844)	2.50	2.10
Forfeited	(5,050)	2.15	1.77

Nonvested at December 31, 2014	319,652	$2.28	$1.85

At December 31, 2014, based upon employee, officer, director and consultant options granted, there was approximately $374,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Subsequent to December 31, 2014, 334,000 options were issued to non-employee directors under the Plan, exercisable at an average of $1.89 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2015, July 1, 2015, and October 1, 2015.

Subsequent to December 31, 2014, 750,500 options were issued to officers and employees under the Plan, exercisable at an average of $1.89 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

Subsequent to December 31, 2014, 2,500 options were issued to an employee under the Plan, exercisable at $1.88 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

Other common stock purchase options and warrants:

As of December 31, 2014, in addition to the stock options issued under the Plan as discussed above, the Company had outstanding non-qualified options and warrants to acquire 3,455,935 shares of common stock. These options and warrants include those issued in connection with stock offerings, officers’ employment inducement awards and investor relations consulting.

During the year ended December 31, 2014, no stock options were granted outside of the Plan.  During the year ended December 31, 2013, warrants to acquire 4,025,000 shares of common stock were issued in connection with a public offering. Each warrant issued represents the right to acquire 0.35 of a share of common stock.

The Company utilized assumptions in the estimation of the fair value of stock-based compensation for the years ended December 31, 2012:

2012
Dividend yield	0%
Expected price volatility	121%
Risk free interest rate	0.74%
Contractual term	5 years

There were no operating expenses related to stock-based compensation for the year ended December 31, 2014. Operating expenses related to stock-based compensation for the years ended December 31, 2013 and 2012, include approximately $22,000 and $71,000, respectively, related to non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the year ended December 31, 2014:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	4,622,505	$1.82
Granted	—	—
Exercised	(1,161,570)	1.36
Forfeited	(5,000)	30.00

Outstanding and exercisable at December 31, 2014	3,455,935	$1.93	3.3	$1,174,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2014.

During the year ended December 31, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares of common stock at $1.36 per share resulting in total proceeds of approximately $1,580,000. Included at December 31, 2014 in the 3,455,935 total outstanding options and warrants are 3,435,935 non-compensatory rights granted in connection with public offerings and 20,000 rights issued under compensatory arrangements.

In May 2013, the Company completed a $14.4 million public offering of securities and, in connection with that offering, granted investors in the offering warrants to purchase a total of 4,025,000 shares of common stock at an exercise price of $1.36 per share and expiring in May 2018.

In June 2012, the Company completed a $12.2 million public offering of securities and in connection with that offering, granted the Underwriter warrants to purchase a total of 305,000 shares of common stock.  These warrants which are included in the above table were not exercisable until June 2013 at an exercise price of $2.50 per share, and expire in June 2017.

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

The total fair value of stock options granted that vested and became exercisable during the years ended December 31, 2014, 2013 and 2012, was zero, $24,000 and $89,000, respectively.

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

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2014.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone (‘LH’) and/or follicle-stimulating hormone (“FSH”) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  The Company also granted the Licensee an option and right of first refusal to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Under the License Agreement as of December 31, 2014, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of December 31, 2014, deferred revenue of $96,698 has been classified as a current liability and $1,258,713 has been classified as a long-term liability. The current liability represents the next twelve months’ portion of the amortizable milestone revenue.   During the year ended December 31, 2014, $95,699, was recorded as the amortized license fee revenue arising from the License Agreement. For the years ended December 31, 2013 and 2012, a total of $84,620 and $20,571, respectively, was recorded as the amortized license fee revenue.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to December 31, 2014	(200,889)

Net deferred revenue balance at December 31, 2014	$1,355,411

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2014	2013	2012

Federal income tax benefit at 34%	$(3,551,000)	$(4,131,000)	$(3,132,000)
State income tax net of federal tax effect	(313,000)	(364,000)	(276,000)
Permanent items	527,000	535,000	339,000
Other	(147,000)	(72,000)	121,000
Valuation allowance	3,484,000	4,032,000	2,948,000
	$—	$—	$—

As of December 31, 2014, the Company has net operating loss carry forwards of approximately $89 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2034. A valuation allowance was recorded at December 31, 2014 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax assets (liabilities):
Net operating loss carry forwards	$32,828,000	$29,494,000

Property and equipment	45,000	37,000
Patents and other intangible assets	(34,000)	14,000
Other	27,000	(12,000)
Deferred revenue	—	(39,000)
Research and development credit	1,103,000	991,000

Deferred tax asset	33,969,000	30,485,000
Valuation allowance	(33,969,000)	(30,485,000)

	$—	$—

Note 9.  Commitments and contingencies:

Employment commitments:

As of December 31, 2014, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling $873,000.  The agreements automatically renew at the end of each contract year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On October 1, 2010, the Company received a complaint, captioned John Wolfe, individually and on behalf of all others similarly situated v. AspenBio Pharma, Inc. (now Venaxis, Inc.)  et. al., Case No. CV10 7365 (“Wolfe Suit”).  This federal securities purported class action was filed in the U.S. District Court in the Central District of California and subsequently transferred to the U.S. District Court for the District of Colorado, on behalf of all persons, other than the defendants, who purchased common stock of the Company during the period between February 22, 2007 and July 19, 2010, inclusive.  As previously disclosed, the complaint named as defendants certain officers and directors of the Company during such period and included allegations of violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and SEC Rule 10b-5, and of Section 20(a) of the Exchange Act, all related to the Company’s blood-based acute appendicitis test in development.  On July 11, 2011, the court appointed a lead plaintiff and approved lead counsel.  On August 23, 2011, the lead plaintiff filed an amended putative class action complaint, alleging the same class period.

On October 7, 2011, the Company filed a motion to dismiss the amended complaint. On September 13, 2012, the United States District Court for Colorado granted the Company's motion to dismiss, dismissing the plaintiffs’ claims against all defendants without prejudice and the court entered final judgment without prejudice on behalf of all defendants and against all plaintiffs in the Wolfe Suit. The order to dismiss the action found in favor of the Company and all of the individual defendants. On October 12, 2012, the plaintiffs filed a Notice of Appeal of the order granting the motion to dismiss and of the final judgment in the Wolfe Suit.   Following oral argument, the Tenth Circuit Court of Appeals took the fully-briefed appeal under submission on September 26, 2013.

On October 17, 2014, the Tenth Circuit Court of Appeals affirmed the district court’s dismissal of the case.

On January 7, 2015, the Company received a complaint, captioned Dr. John F. Bealer, a resident of Arapahoe County, individually v. Venaxis, Inc., a Colorado corporation, Case No. 2015CV30022.  This action was filed in the Arapahoe County District Court and subsequently transferred to Douglas County District Court.  The complaint includes allegations of breach of contract pertaining to the Assignment and Consulting Agreement between the Company and Dr. Bealer.   The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against these claims.

On February 2, 2015, a putative class action complaint was filed against Venaxis and two of its current officers in the United States District Court for the District of Colorado.  The action is captioned Boldt v. Venaxis, Inc., et al., District of Colorado Case No.: 1:15-cv-00-222 (“Boldt Action”).  The plaintiff in the Boldt Action alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5.  The Boldt Action plaintiff purports to represent a class of persons who purchased the Company’s publicly traded securities between March 13, 2014, and January 28, 2015.  The Boldt Action plaintiff alleges that the Company made false and/or misleading statements regarding APPY1.  The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court.  Based on a review of the complaint, the Company believes that the allegations are without merit, and intends to vigorously defend against the claims.
In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or “cease and desist” letter concerning certain activities.  For example, this can occur in the context of the Company’s pursuit of intellectual property rights.  This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts.  The Company makes rational assessments of each situation on a case-by-case basis as such may arise.  The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Note 10. Related Party Transactions:

During 2014 the Company executed services agreements (Phase I and Phase II) with SomaLogic, Inc. (“SomaLogic”) for SomaLogic to perform research services for the Company. The research encompassed analyzing biological samples.  Under the agreements research services totaling $379,344, were completed and paid in 2014. The agreements provide for additional sample processing totaling approximately $95,000, should the Company elect to do run them. As of December 31, 2014, no amounts were due to SomaLogic.  A member of the Company’s Board of Directors serves as the Chief Medical Officer for SomaLogic and during the Venaxis Board of Director’s consideration of the SomaLogic agreements, that Director recused himself from the considerations and vote.

 Note 11.  Supplemental data:  Selected quarterly financial information (unaudited)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2014 quarters ended:
Total revenues	$52,000	$—	$36,000	$79,000
Gross margin	$20,000	$—	$24,000	$51,000
Net loss	$(2,948,000)	$(2,592,000)	$(2,533,000)	$(2,370,000)
Loss per share - Basic and diluted	$(0.14)	$(0.08)	$(0.08)	$(0.08)
Market price of common stock
High	$3.29	$2.77	$2.36	$1.85
Low	$2.27	$1.88	$1.58	$1.19

Fiscal 2013 quarters ended:
Total revenues	$—	$—	$56,000	$—
Gross margin	$—	$—	$35,000	$—
Net loss	$(2,802,000)	$(3,145,000)	$(3,072,000)	$(3,130,000)
Loss per share - Basic and diluted	$(0.28)	$(0.21)	$(0.14)	$(0.15)
Market price of common stock
High	$2.74	$2.13	$2.16	$2.14
Low	$1.99	$1.20	$1.26	$1.57

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits:

No.	Exhibit
3.1	Articles of Incorporation filed July 24, 2000 (Incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-86190), filed April 12, 2002).
3.1.1
Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-86190), filed April 12, 2002).

3.1.2
Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (Incorporated by reference from the Registrant’s Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005).

3.1.3	Articles of Amendment to the Articles of Incorporation filed July 29, 2011 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated and filed July 29, 2011).
3.1.4
Addendum to Articles of Amendment to the Articles of Incorporation filed June 19, 2012 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated June 19, 2012 and filed June 20, 2012).

3.1.5
Articles of Amendment to the Articles of Incorporation, as amended, of Registrant, dated and filed December 12, 2012 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated December 11, 2012 and filed December 13, 2012).

3.1.6
Articles of Amendment to the Articles of Incorporation, as amended, of Registrant, dated and filed June 13, 2013 (Incorporated by reference from the Registrant’s Report on Form 8-K dated June 11, 2013, filed on June 13, 2013).

3.2	Amended and Restated Bylaws, effective March 27, 2008 (Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008).
4.1	Specimen Certificate of Common Stock (Incorporated by reference from the Registrant’s Report on Form 8-K, dated and filed June 25, 2012).
1.2
Form of Warrant between the Company and each of the investors signatories to the Securities Purchase Agreement dated December 23, 2011 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated December 23, 2011 and filed December 28, 2011).

4.3
Form of Warrant between the Registrant and the underwriter under each of an Underwriting Agreement dated June 19, 2012, November 14, 2012 and November 15, 2012, respectively (Incorporated by reference to Exhibit A-13 of the Underwriting Agreement from the Registrant’s Report on Form 8‑K, dated June 19, 2012 and filed June 20, 2012).

4.4
Common Stock Purchase Warrant Agreement by and between Registrant and Corporate Stock Transfer, Inc. dated May 30, 2013 (Incorporated by reference from the Registrant’s Report on Form 8-K dated May 30, 2013, filed on May 30, 2013).

10.1	2002 Stock Incentive Plan, as amended and restated effective July 1, 2007 (Incorporated by reference from the Registrant’s Registration Statement on Form S-8, filed June 22, 2007).
10.1.1	Amendment to 2002 Stock Incentive Plan, effective June 9, 2008 (Incorporated by reference from the Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010).
10.1.2
Amendment to Amended and Restated 2002 Stock Incentive Plan, effective November 20, 2009 (Incorporated by reference from the Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010).

10.1.3
Amendment to Amended and Restated 2002 Stock Incentive Plan, effective November 22, 2010 (Incorporated by reference from the Registrant’s Report on Form 8-K, effective November 22, 2010 and filed November 29, 2010).

10.1.4
Amendment to Amended and Restated 2002 Stock Incentive Plan, effective July 8, 2011 (Incorporated by reference from the Registrant’s Report on Form 8-K, effective July 8, 2011 and filed July 13, 2011).

10.1.5	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective May 22, 2012 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated May 22, 2012 and filed May 24, 2012).

No.	Exhibit
10.1.6
Amendment to Amended and Restated 2002 Stock Incentive Plan, effective December 11, 2012 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated December 11, 2012 and filed December 13, 2012).

10.1.7	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective June 11, 2013 (Incorporated by reference from the Registrant’s Report on Form 8-K dated June 11, 2013, filed on June 13, 2013).
10.1.8	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective June 25, 2014 (Incorporated by reference from the Registrant’s Report on Form 8-K dated June 25, 2014, filed on June 26, 2014).
10.2
Exclusive License Agreement between Registrant and The Washington University, dated May 1, 2004 as amended (Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010).

10.3
Debt Modification Agreement with FirstBank of Tech Center, dated June 13, 2003 (Incorporated by reference from the Registrant’s Report on Form 10-KSB/A for the year ended December 31, 2004, filed March 29, 2004).

10.3.1
Loan Agreement between Registrant and Front Range Regional Economic Development Corporation, dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions (Incorporated by reference from the Registrant’s Report on Form 10-KSB/A for the year ended December 31, 2004, filed March 29, 2004).

10.3.2
Promissory Note by Registrant to Front Range Regional Economic Development Corporation in principal amount of $1,300,000, dated June 13, 2003 (Incorporated by reference from the Registrant’s Report on Form 10-KSB/A for the year ended December 31, 2004, filed March 29, 2004).

10.3.3
Unconditional Guarantee by Registrant to Front Range Regional Economic Development Corporation in principal amount of $1,300,000, dated June 13, 2003 (Incorporated by reference from the Registrant’s Report on Form 10-KSB/A for the year ended December 31, 2004, filed March 29, 2004).

10.3.4
Debt Modification Agreement between Registrant and FirstBank executed May 9, 2013, and effective as of April 8, 2013 (Incorporated by reference from the Registrant’s Report on Form 8-K dated May 9, 2013, filed on May 9, 2013).

10.4
Executive Employment Agreement between Registrant and Jeffrey McGonegal, effective as of February 10, 2009 (Incorporated by reference from the Registrant’s Report on Form 8-K dated February 10, 2009, filed on February 17, 2009).

10.5
Assignment and Consultation Agreement between Registrant and John Bealer, M.D., dated May 29, 2003 (Incorporated by reference from the Registrant’s Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009).

10.6
Executive Employment Agreement between Registrant and Stephen T. Lundy, effective as of March 24, 2010 (Incorporated by reference from the Registrant’s Report on Form 8-K dated March 24, 2010, filed March 26, 2010).

10.7
Form of Stock Option Agreement under the 2002 Stock Incentive Plan, as amended and restated and amended (Incorporated by reference from the Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010).

10.8	Non-Employee Director Compensation. *
10.9	Executive Employment Agreement between Registrant and Donald Hurd, dated May 23, 2012 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated May 23, 2012 and filed May 24, 2012).
10.9.1
Separation and Release Agreement between the Registrant and Donald Hurd, dated February 23, 2015 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated February 11, 2015 and filed February 18, 2015).

10.10
Exclusive License Agreement between Ceva Santé Animale S.A. and Registrant, dated July 25, 2012 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated July 25, 2012 and filed July 30, 2012).

10.11	Purchase Agreement by and between Registrant and Piper Jaffray & Co., dated May 23, 2013 (Incorporated by reference from the Registrant’s Report on Form 8-K dated May 30, 2013, filed on May 30, 2013).
10.12	Form of Exclusive Distributor Agreement (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and filed March 28, 2014).
10.13	Underwriting Agreement, dated April 3, 2014 between the Registrant and Canaccord Genuity Inc. (Incorporated by reference to the Registrant’s Report on Form 8-K, dated April 3, 2014 and filed on April 3, 2014).

No.	Exhibit
14	Registrant’s Code of Ethics (Incorporated by reference from the Registrant’s Report on Form 10-K for the year ended December 31, 2012, filed March 26, 2013).
23	Consent of GHP Horwath, P.C. *
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements *

____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 30, 2015 by the undersigned thereunto duly authorized.

VENAXIS, INC.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen T. Lundy and Jeffrey G. McGonegal as true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission (the “SEC”), and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the SEC, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on March 30, 2015 in the capacities indicated.

.

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