Form 10-K/A
period 2014-12-31
Venaxis, Inc.
filed 2015-04-24
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————
FORM 10-K/A
——————
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-33675

VENAXIS, INC.
(Exact name of registrant as specified in its charter)
Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1585 South Perry Street, Castle Rock, CO 80104
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (303) 794-2000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2014, computed by reference to the closing price on that date was $68,950,000.

The number of shares outstanding of the registrant's common stock at April 24, 2015, was 30,990,029.

DOCUMENTS INCORPORATED BY REFERENCE

None

VENAXIS, INC.
ANNUAL REPORT ON FORM 10-K/A
 EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (the Form 10-K/A) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 of Venaxis, Inc. (the Company or we or us), originally filed on March 30, 2015 (the Original Filing). We are filing this Form 10-K/A to include the information required by Part III of Form 10-K that was not included in the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date filed.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K/A that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.
These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Venaxis' actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Venaxis believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond the control of Venaxis, include, but are not limited to, our ability to: obtain FDA clearance or approval for our APPY1 Test; maintain CE Marking; cost effectively manufacture and generate revenues from the APPY1 Test at a profitable price point in Europe; execute agreements required to successfully advance the Company's objectives; retain the management and scientific team to advance the products; overcome adverse changes in market conditions and the regulatory environment; obtain and enforce intellectual property rights; realize the value of intangible assets; obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; deal with general business conditions and competition; and other factors referenced under the heading "Risk Factors" in the Original Filing.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company. None of the executive officers or directors has been involved in any legal proceedings of the type requiring disclosure by the Company during the past five years.  Further, there is no arrangement or understanding between any director and the Company pursuant to which he or she was selected as a director.  Mr. Lundy and Mr. McGonegal have employment agreements in place with the Company with respect to their executive officer positions with the Company.
The following table sets forth names and ages of all executive officers and directors of the Company and their respective positions with the Company as of the date of this Form 10-K/A:
Name	Age	Position

Stephen T. Lundy	53	Chief Executive Officer, President and a Director
Gail S. Schoettler	71	Non-Executive Chair and a Director
Susan A. Evans	68	Director
Daryl J. Faulkner	66	Director
John H. Landon	74	Director
David E. Welch	68	Director
Stephen A. Williams	56	Director
Jeffrey G. McGonegal	64	Chief Financial Officer and Secretary

Board of Directors
Stephen T. Lundy was appointed to the positions of Chief Executive Officer and President on March 24, 2010. Effective on the same date, he was appointed to the Company's Board of Directors. Mr. Lundy has more than 25 years of experience in commercializing novel in-vitro diagnostic products and services. He most recently was Chief Executive Officer of MicroPhage from 2008 to 2010. Mr. Lundy was Senior Vice President of sales and marketing for Vermillion from 2007 to 2008. Mr. Lundy joined Vermillion from GeneOhm (2003 – 2007), a division of Becton, Dickinson and Company Diagnostics, where he served as Vice President of Sales and Marketing. At GeneOhm, Mr. Lundy successfully led the commercial launch of several novel molecular diagnostic assays including the first molecular test for Methicillin resistant Staphylococcus aureus. From 2002 to 2003, Mr. Lundy served as Vice President of Marketing for Esoterix, Inc., which was acquired by Laboratory Corporation of America, and he led the commercial integration and re-branding of the numerous reference labs acquired by Esoterix. Prior to Esoterix, he served as Marketing Director for Molecular Diagnostics and Critical Care Testing at Bayer Diagnostics Corporation. Mr. Lundy graduated from the United States Air Force Academy with a B.S. degree and was an officer with the United States Air Force from 1983 to 1988.
Gail S. Schoettler has served on the Company's Board of Directors since August 2001. She is a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Company. In October 2010, Dr. Schoettler became Non-Executive Chair of the Board. She also serves on the board and is a member of the audit committee of Delta Dental of Colorado, a non-profit dental insurance company. In addition she chairs the board of The Colorado Trust and serves on the boards of several non-profit organizations. Former corporate board positions include: Masergy Communications, Inc., CancerVax, Inc., PepperBall Technologies, Inc., AirGate PCS, Women's Bank, Equitable Bancshares of Colorado, the Colorado Public Employees Retirement Association and Fischer Imaging. She has served as a U.S. Ambassador and as Colorado's Lt. Governor and State Treasurer. In 1998, she narrowly lost her bid for Governor of Colorado. She started two successful banks and helps run her family's cattle ranch (where she grew up), vineyards, real estate enterprises, as well as a travel company she owns with her husband. She earned a B.A. in economics from Stanford University and M.A. and Ph.D. degrees in African History from the University of California at Santa Barbara. Among her numerous awards is the French Legion of Honor (France's highest civilian award).

Susan Evans, Ph.D., FACB was appointed to the Company's Board of Directors in December 2012 and is chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. Dr. Evans retired in December 2013 from the position of Vice President, Scientific Affairs, for Beckman Coulter, an operating company of Danaher, Inc.  Dr. Evans joined Beckman Coulter in 2006 as Vice President and General Manager of Agencourt Bioscience, a Beckman Coulter company. She also served as Vice President, Corporate Strategic Planning for Beckman Coulter from January 2010 to July 2011. She has more than 30 years of experience in the diagnostic industry, holding leadership positions in research and development, strategic planning and scientific affairs. She has led organizations in the development of IVD diagnostic systems and assays across a wide range of laboratory disciplines including clinical chemistry, hemostasis, immunology and microbiology.  Dr. Evans' consulting practice, BioDecisions Consulting, focuses on strategy, technology and product assessment, and product development processes. Dr. Evans has been involved with a number of professional associations, including the American Association of Clinical Chemistry (AACC), her service to the AACC on the national level includes being elected to the board of directors, as national secretary, and as president in 2003. She served on the board of directors of the Analytical, Life Science & Diagnostics Association (ALDA) and the National Academy of Clinical Biochemistry (NACB), serving as the president of the NACB in 2008. Dr. Evans has also been active in the Clinical Laboratory Standards Institute (CLSI) and the International Federation of Clinical Chemistry (IFCC) serving on numerous committees and task forces.
Daryl J. Faulkner was appointed to the Company's Board of Directors in the newly created position of Executive Chairman on January 19, 2009 and on February 10, 2009, was appointed to serve as the Company's interim Chief Executive Officer. Mr. Faulkner resigned from the position of interim Chief Executive Officer as of March 24, 2010, upon the hiring of Mr. Lundy, and the position of Chairman in October 2010. He continues to serve as a director of the Company and he is a member of the Company's Audit Committee and chair of the Nominating and Corporate Governance Committee. Mr. Faulkner has more than 30 years' experience in developing and commercializing medical devices, drug and drug delivery systems, life science research tools, and molecular diagnostics. He was President, CEO and a member of the Board of Directors of Digene Corporation, a NASDAQ-traded company prior to its acquisition in August 2007 by Qiagen (traded on NASDAQ's Global Select market). He continued as co-chair of the executive integration steering committee with the Qiagen CEO from August 2007 to January 2009. Currently, Mr. Faulkner also serves as a member of the board of directors of GenMark Diagnostics, Inc. (NASDAQ:GNMK), an emerging molecular diagnostics company traded on NASDAQ. Prior to joining Digene, Mr. Faulkner spent eight years with Invitrogen in a number of executive roles, including SVP Europe, SVP IVGN International Operations, and SVP of Strategic Business Units. Before Invitrogen, Mr. Faulkner's career includes 15 years with the Fortune 100 Company, Abbott Laboratories, in which he held leadership positions in manufacturing operations and plant management. Mr. Faulkner received a degree in industrial relations from the University of North Carolina and a M.A. in business management from Webster University.
John H. Landon was appointed to the Company's Board of Directors in December 2008. Mr. Landon sits on the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Landon's career includes more than 30 years of broad, multi-functional experience with the DuPont Company until his retirement in 1996. Prior to retiring from active management, Mr. Landon served as Vice President and General Manager of medical products for DuPont from 1992 to 1996. He had worldwide responsibility for all of DuPont's medical product businesses, encompassing total annual sales of $1 billion and more than 5,000 employees. In addition to other director roles, Mr. Landon served as Chairman of the board of Cholestech Corporation prior to its 2007 sale to Inverness Medical and as a director of Digene Corporation prior to its 2007 sale to Qiagen and until June 2014 served a member of the board of LipoScience, Inc., a publicly traded company (traded on the NASDAQ Global Select market). Mr. Landon is also a member of the Board of Trustee of Christiana Care Health System and an advisor to Water Street Healthcare Partners. Mr. Landon received his B.S. in Chemical Engineering from the University of Arizona.
David E. Welch was appointed to the Company's Board of Directors in October 2004. Mr. Welch is chair of the Audit Committee and a member of the Compensation Committee. Mr. Welch served from April 2004 to October 2014 as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a private company (publicly traded until June 2010) located in Golden, Colorado. Mr. Welch formerly served as a director of PepperBall Technologies, Inc. He also is a self-employed financial consultant. From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company. During 1998, he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado. From 1996 to 1997, he was Director of Information Systems for Micromedex, Inc., an electronic publishing firm, located in Denver, Colorado. Mr. Welch also serves on the board of directors of Communication Intelligence Corporation, a publicly traded company. He received a B.S. degree in accounting from the University of Colorado. Mr. Welch is a Certified Public Accountant, licensed in the state of Colorado.

Stephen A. Williams, MB, BS, Ph.D. was appointed to the Company's Board of Directors in May 2013 and is a member of the Audit Committee and the Nominating and Corporate Governance Committee. Dr. Williams is the Chief Medical Officer of SomaLogic, Inc., a position he has held since 2009. Prior thereto, he worked at Pfizer from 1989 until 2007. In 1989 he joined Pfizer U.K. in its experimental medicine division and worked on a variety of programs including asthma, irritable bowel syndrome, migraine, depression and urinary incontinence. Dr. Williams moved to the U.S. in 1993 with Pfizer and worked on programs in inflammatory bowel disease, stroke, psychosis and head injury. He created Pfizer's Clinical Technology Group in 1997, which became a global group maintaining five research sites with the objective of validating clinical biomarkers and measurements, and was promoted to Pfizer Vice President in 2006. Dr. Williams' undergraduate degree is a BSc (hons) in physiology. He was trained as a physician at Charing Cross and Westminster Medical School, University of London, where he earned degrees in surgery and medicine (MB BS) and, following his internships, returned to the same institution for a Ph.D. in medicine and physiology. Subsequently, Dr. Williams performed three years of residency in diagnostic imaging at the University of Newcastle upon Tyne from 1989 to 1991. Dr. Williams was on the National Advisory Council to the National Institute of Biomedical Imaging and Bioengineering from 2003 to 2007 and on the Executive Committee of the FNIH-led Biomarkers Consortium from 2005 to 2007.
Executive Officers
Stephen T. Lundy – Chief Executive Officer – see above under "Board of Directors."
Jeffrey G. McGonegal became Chief Financial Officer of the Company in June 2003, was appointed Corporate Secretary in January 2010 and served as interim President in December 2004 and January 2005. Mr. McGonegal served from 2003 to January 1, 2011 as Chief Financial Officer of PepperBall Technologies, Inc. Until his resignation in September 2013, Mr. McGonegal served on a limited part-time basis as Senior Vice President — Finance of Cambridge Holdings, Ltd., a small publicly held company with limited business activities. Mr. McGonegal served as Chief Financial Officer of Bactolac Pharmaceutical, Inc. and had been associated with its predecessors through October 2006, a company (publicly held until September 2006) engaged in manufacturing and marketing of vitamins and nutritional supplements. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as Managing Partner of the Denver, Colorado office. Until his resignation in March 2012, Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry. He received a B.A. degree in accounting from Florida State University. Mr. McGonegal is a Certified Public Accountant, licensed in the state of Colorado.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company's directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the SEC), initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to year ended December 31, 2014, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company's equity securities.
Code of Ethics and Whistle Blower Policy
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Ethics is available on our website at www.venaxis.com.  We intend to post amendments to, or waivers from a provision of, our Code of Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website. In addition, our Whistle Blower Policy is available on our website at www.venaxis.com.
Communications with the Board of Directors
The Company values the views of its shareholders (current and future shareholders, employees and others).  Accordingly, the Board of Directors established a system through its Audit Committee to receive, track and respond to communications from shareholders addressed to the Company's Board of Directors.  Any shareholder who wishes to communicate with the Board of Directors may write to:
David Welch
Chair, Audit Committee
c/o Venaxis, Inc.
1585 South Perry Street
Castle Rock, Colorado 80104
email address:  dwelch@welchconsul.com

The chair of the Audit Committee is the Board Communications Designee.  He will review all communications and report on the communications to the chair of the Nominating Committee, the chair of the Compensation Committee, the full Board or the non-management directors as appropriate.  The Board Communications Designee will take additional action or respond to letters in accordance with instructions from the relevant Board source.
Procedures for Nominating a Director Candidate
The Nominating Committee considers nominees proposed by our shareholders.  To recommend a prospective nominee for the Nominating Committee's consideration, you may submit the candidate's name by delivering notice in writing to:
Daryl Faulkner
Chair, Nominating Committee
c/o Venaxis, Inc.
1585 South Perry Street
 Castle Rock, Colorado 80104
A shareholder nomination submitted to the Nominating Committee must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to the Company in writing:
A.   The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation;
B.    The number of shares and description of the Company voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly;
C.    The name, address, telephone number, fax number and e-mail address of the person being recommended to the Nominating Committee to stand for election at the next annual meeting (the "proposed nominee") together with information regarding such person's education (including degrees obtained and dates), business experience during the past ten years, professional affiliations during the past ten years, and other relevant information;
D.   Information regarding any family relationships of the proposed nominee as required by Item 401(d) of SEC Regulation S-K;
E.    Information whether the proposed nominee or the person submitting the recommendation has (within the ten years prior to the recommendation) been involved in legal proceedings of the type described in Item 401(f) of SEC Regulation S-K (and if so, provide the information regarding those legal proceedings required by Item 401(f) of Regulation S-K);
F.    Information regarding the proposed nominee's ownership of shares in the Company required by Item 403 of Regulation S-K;
G.    Information regarding certain relationships and related party transactions of the proposed nominee as required by Item 404 of Regulation S-K; and
H.   The signed consent of the proposed nominee in which he or she consents to being nominated as a director of the Company if selected by the Nominating Committee, states his or her willingness to serve as a director if elected for compensation not greater than that described in the most recent proxy statement; states whether the proposed nominee is "independent" as defined by Rule 5605(a) of the NASDAQ listing standards; and attests to the accuracy of the information submitted in such consent.
Although the information may be submitted by fax, e-mail, mail, or courier, the Nominating Committee must receive the proposed nominee's signed consent, in original form, within ten days of making the nomination.  For next year's annual meeting, which is expected to be held in June 2016, nominations should be submitted on or before December 31, 2015.

When the information required above has been received, the Nominating Committee will evaluate the proposed nominee based on the criteria described below, with the principal criteria being the needs of the Company and the qualifications of such proposed nominee to fulfill those needs.
The process for evaluating a director nominee is the same whether a nominee is recommended by a shareholder or by an existing officer or director.  The Nominating Committee has established criteria for selection of potential directors, taking into consideration the following attributes which are desirable for a member of our Board of Directors:  leadership; independence; interpersonal skills; financial acumen; business experiences; industry knowledge; and diversity of viewpoints.  The Nominating Committee will periodically assess the criteria to ensure it is consistent with best practices and the goals of the Company; identify individuals who satisfy the criteria for selection to the Board and, after consultation with the Chair of the Board, make recommendations to the Board on new candidates for Board membership; and receive and evaluate nominations for Board membership which are recommended by existing directors, corporate officers, or shareholders in accordance with policies set by the Nominating Committee and applicable laws.
ITEM 11.EXECUTIVE COMPENSATION
Summary Compensation Table
This table provides disclosure, for fiscal years 2014 and 2013 for the Named Executive Officers, who are (1) any individual serving in the office of Chief Executive Officer (CEO) during any part of 2013 and (2) the Company's two most highly compensated officers, other than the CEO, who were serving in such capacity on December 31, 2014.
Named Executive Officer and Principal Position	Year	Salary ($)	Option Awards (4)($)	Non-Equity Incentive Plan Compensation (5)($)	All Other Compensation ($)	Total ($)

Stephen T. Lundy,	2014	375,000	404,060	183,398	40,082	985,040
Chief Executive Officer and	2013	325,000	237,236	43,900	33,088	639,224
President (1)

Jeffrey G. McGonegal,	2014	254,925	197,490	92,347	29,694	574,457
Chief Financial Officer (2)	2013	231,750	116,020	24,400	28,282	400,452

Donald R. Hurd,	2014	260,590	202,030	82,086	13,036	557,742
Chief Commercial Officer (3)	2013	236,900	119,484	24,900	13,626	394,910
__________
(1)  Stephen T. Lundy joined the Company in 2010 as Chief Executive Officer and President.  Effective January 1, 2014, Mr. Lundy's annual salary was increased to $375,000.  Mr. Lundy also serves as a director of the Company; he does not receive additional compensation for serving in such role. Amounts included in "All Other Compensation" include: temporary living and travel accommodations he was provided at a total cost of $27,774 and $21,463 in 2014 and 2013, respectively, and coverage under the Company's group medical plan at a total cost of $12,308 and $11,624 in 2014 and 2013, respectively.
(2)  The amounts included in "All Other Compensation" represents the amounts paid on his behalf in each year for group medical benefits.
(3)  Donald Hurd joined the Company in May 2012.  The amounts included in "All Other Compensation" include temporary living and travel accommodations he was provided at a total cost of $13,036 and $13,626 in 2014 and 2013, respectively.  Mr. Hurd resigned on February 22, 2015.
(4)  The "Option Awards" columns reflect the grant date fair value for all stock option awards granted under the Stock Plan during 2014 and 2013.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts in these columns for 2014 and 2013 are included in footnotes 1 and 6 to the Company's audited financial statements for the fiscal year ended December 31, 2014 included in the Original Filing.
(5)  The "Non-Equity Incentive Plan Compensation" column reflects the annual cash bonuses earned under the Company's Incentive Plan.  The bonus amounts listed were earned for the fiscal year reported, but paid in the subsequent year.

Outstanding Equity Awards at Fiscal Year End
The following table shows the outstanding equity awards held by the Named Executive Officers as of December 31, 2014.

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Stephen T. Lundy (1)	7,057	-	-	68.40	3-24-2020
	2,073	-	-	17.70	1-5-2021
	11,195	-	-	20.40	7-8-2021
	12,500	-	-	3.96	4-30-2022
	99,336	-	-	2.10	12-11-2022
	137,000	-	-	2.04	1-23-2023
	103,827	74,173	-	2.27	1-06-2024

Jeffrey G. McGonegal (2)	1,667	-	-	24.00	3-24-2015
	1,667	-	-	88.80	1-24-2017
	1,334	-	-	198.90	1-17-2018
	1,667	-	-	39.90	1-27-2019
	1,667	-	-	66.00	1-19-2020
	1,667	-	-	17.70	1-5-2021
	6,667	-	-	3.96	4-30-2022
	52,676	-	-	2.10	12-11-2022
	67,000	-	-	2.04	1-23-2023
	50,747	36,253	-	2.27	1-06-2024

Donald R. Hurd (3)	20,000	-	-	3.42	5-23-2022
	10,000	-	-	2.05	9-19-2022
	40,000	-	-	2.10	12-11-2022
	69,000	-	-	2.04	1-23-2023
	51,914	37,086	-	2.27	1-06-2024
__________
(1)  Includes options to purchase: 7,057 shares at $68.40 per share granted on March 24, 2010; 2,073 shares at $17.70 per share granted on January 5, 2011; 11,195 shares at $20.40 per share granted on July 8, 2011; 12,500 shares at $3.96 per share granted on April 30, 2012; 99,336 shares at $2.10 per share granted on December 11, 2012; 137,000 shares at 2.04 per share granted on January 21, 2013; and 178,000 shares at $2.27 per share granted on January 6, 2014.  The options granted in 2011 vested as to 33% of the award on the first and second anniversaries of the date of grant, and 34% of the award is scheduled to vest on the third anniversary of the grant date. The options granted on January 23, 2013 and January 6, 2014 vested 50% after six months and the remaining 50% are vesting equally over the following six quarters.

(2)  Includes options to purchase: 4,667 shares at $36.30 per share granted January 19, 2004; 3,334 shares at $22.50 per share granted August 24, 2004; 1,667 shares at $24.00 per share granted March 24, 2005; 1,667 shares at $88.80 per share granted January 24, 2007; 1,334 shares at $198.90 per share granted January 17, 2008; 1,667 shares at $39.90 per share granted on January 27, 2009; 1,667 shares at $66.00 per share granted on January 19, 2010; 1,667 shares at $17.70 per share granted on January 5, 2011; 6,667 shares at $3.96 per share granted on April 30, 2012; 52,676 shares at $2.10 per share granted on December 11, 2012; 67,000 shares at $2.04 per share granted on January 23, 2013; and 87,000 shares at $2.27 per share granted on January 6, 2014.  The options granted in 2011 vested as to 33% of the award on the first and second anniversaries of the date of grant, and 34% of the award is scheduled to vest on the third anniversary of the grant date. The options granted on January 23, 2013 and January 6, 2014 vested 50% after six months and the remaining 50% are vesting equally over the following six quarters.
(3)  Includes options to purchase: 20,000 shares at $3.42 per share granted on May 23, 2012; 10,000 shares at $2.05 per share granted on September 19, 2012; 40,000 shares at $2.10 per share granted on December 11, 2012; 69,000 shares at $2.04 per share granted on January 23, 2013; and 89,000 shares of $2.27 per share granted on January 6, 2014.  The options granted on January 23, 2013 and January 6, 2014 vested 50% after six months and the remaining 50% are vesting equally over the following six quarters.
Options Exercised and Stock Vested
None of the Named Executive Officers exercised stock options during the year ended December 31, 2014.
Employment Agreements
The Company has entered into employment agreements with, and provides post-employment benefits to, its Named Executive Officers as follows:
Chief Executive Officer - On March 24, 2010, we entered into an employment agreement with Mr. Lundy which provides that he serves at the pleasure of the Board of Directors unless the agreement is terminated by either party as provided in the agreement. The agreement provides in the event that Mr. Lundy's employment is terminated by the Company for other than cause, or if such employment is terminated by the executive in the event of a change in control, severance payments based upon Mr. Lundy's salary will be made for twelve months.  In the event of death or disability, severance payments based upon Mr. Lundy's salary will be made for three months.
Chief Financial Officer - On February 2, 2009, we entered into an employment agreement with Mr. McGonegal which provides that he serves at the pleasure of the Board of Directors unless the agreement is terminated by either party as provided in the agreement. The agreement provided in the event that Mr. McGonegal's employment was terminated by the Company for other than cause, or if such employment is terminated by the executive in the event of a change in control, severance payments based upon Mr. McGonegal's salary will be made for six months.  In the event of death or disability, severance payments based upon Mr. McGonegal's salary will be made for six months.
Chief Commercial Officer - On May 23, 2012, we entered into an employment agreement with Mr. Hurd which provides that he serves at the pleasure of the Board of Directors unless the agreement was terminated by either party as provided in the agreement. The agreement provided in the event that Mr. Hurd's employment was terminated by the Company for other than cause, or if such employment is terminated by the executive in the event of a change in control, severance payments based upon Mr. Hurd's salary would be made for six months.  In the event of death or disability, severance payments based upon Mr. Hurd's salary would be made for six months.  Mr. Hurd resigned on February 22, 2015 and his agreement expired at that time.

Post-Employment Benefits
The following table discloses the post-employment termination benefits that would have been received by the Named Executive Officers if a termination event had occurred on December 31, 2014:
Named Executive Officer	Benefit	Termination without Cause ($)	Death or Disability ($)	Change In Control (Single Trigger) ($) (1)	Change In Control (Double Trigger) ($)

Stephen T. Lundy	Severance	357,500	89,375	-	357,000
	Options	-	-	-	-
	Total	357,500	89,375	-	357,000

Jeffrey G. McGonegal	Severance	127,463	127,463	-	127,463
	Options	-	-	-	-
	Total	127,463	127,463	-	127,463

Donald R. Hurd	Severance	130,295	130,295	-	130,295
	Options	-	-	-	-
	Total	130,295	130,295	-	130,295

__________
(1)  Under the Change in Control Policy approved by the Board, upon consummation of a Change in Control (as defined in the Stock Plan) any unvested stock options held by a Named Executive Officer accelerate and vest upon the consummation of a Change in Control.  This column shows the value of unvested stock options that would have been received upon acceleration of unvested stock options as of December 31, 2014.  The closing price of the Company's common stock on December 31, 2014 was $1.77 per share, therefore no value was added for stock options outstanding.
Director Compensation Table
Since February 1, 2008, each non-employee director receives cash compensation of $1,000 per month.  On October 7, 2010, upon becoming non-executive Chair of the Board, Gail Schoettler began receiving cash compensation of $2,000 per month.  To conserve cash, each non-employee director agreed to defer receipt of 50% of the cash compensation for the months of February through June 2012, resulting in a total deferral of $5,000 for Gail Schoettler and $2,500 each for the remaining directors.  The deferral remains unpaid to the present.  Our non-employee directors typically receive a stock option award upon joining and additional options over time, generally annually.  As additional compensation for service as non-executive chair, Ms. Schoettler receives awards equal to 1.5 times the awards made to the other non-employee directors when such awards are made.  The directors are also reimbursed for all expenses incurred by them in attending board and committee meetings.
Director compensation for the year ended December 31, 2014 was:
Name	Cash Fees ($)	Option Awards ($) (7)	Total ($)

Gail Schoettler (1)	24,000	97,963	121,963
Daryl Faulkner (2)	12,000	65,309	77,309
John Landon (3)	12,000	65,309	77,309
David Welch (4)	12,000	65,309	77,309
Susan Evans (5)	12,000	65,309	77,309
Stephen Williams (6)	12,000	65,309	77,309
__________

(1)  On January 6, 2014, Ms. Schoettler was granted options to purchase 51,000 shares of the Company's Common Stock at $2.27 per share, vesting in quarterly installments during 2014 and expiring in ten years.  As of December 31, 2014, Ms. Schoettler held a total of 152,676 options to purchase shares of our Common Stock.
(2)  On January 6, 2014, Mr. Faulkner was granted options to purchase 34,000 shares of the Company's Common Stock at $2.27 per share, vesting in quarterly installments during 2014 and expiring in ten years.  As of December 31, 2014, Mr. Faulkner held a total of 127,506 options to purchase shares of our Common Stock.
(3)  On January 6, 2014, Mr. Landon was granted options to purchase 34,000 shares of the Company's Common Stock at $2.27 per share, vesting in quarterly installments during 2014 and expiring in ten years.  As of December 31, 2014, Mr. Landon held a total of 86,709 options to purchase shares of our Common Stock.
(4)  On January 6, 2014, Mr. Welch was granted options to purchase 34,000 shares of the Company's Common Stock at $2.27 per share, vesting in quarterly installments during 2014 and expiring in ten years.  As of December 31, 2014, Mr. Welch held a total of 106,676 options to purchase shares of our Common Stock.
(5)  On January 6, 2014, Dr. Evans was granted options to purchase 34,000 shares of our Common Stock at $2.27 per share, vesting in quarterly installments during 2014 and expiring in ten years.  As of December 31, 2014, Dr. Evans held a total of 84,000 options to purchase shares of our Common Stock.
(6)  On January 6, 2014, Dr. Williams was granted options to purchase 34,000 shares of our Common Stock at $2.27 per share, vesting in quarterly installments during 2014 and expiring in ten years.  As of December 31, 2014, Dr. Williams held a total of 75,333 options to purchase shares of our Common Stock.
(7)  The "Option Awards" columns reflect the grant date fair value for all stock option awards granted to non-employee directors under the Company's 2002 Stock Incentive Plan during 2014.  These amounts are determined in accordance with ASC 718, without regard to any estimate of forfeiture for service vesting. Assumptions used in the calculation of the amounts in this column are included in footnotes 1 and 6 to the Company's audited financial statements for the fiscal year ended December 31, 2014 included in the Original Filing.
Equity Compensation Plan
The Compensation Committee believes that it is essential to align the interests of the Named Executive Officers with the interests of our shareholders, and believes the best way to accomplish this alignment is through awards of long-term, equity-based compensation. The Compensation Committee has also identified the need to recruit and retain experienced, high performing executives, and equity-based awards assist in such recruitment and retention. Such awards are made under the Company's 2002 Stock Incentive Plan (the Stock Plan).
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
The Company has adopted a Change in Control policy for the Stock Plan.  A "Change in Control" is defined under the Stock Plan as (i) the acquisition, directly or indirectly, by any person or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) of the beneficial ownership of more than fifty percent of the outstanding securities of the Company, (ii) a merger or consolidation in which the Company is not the surviving entity, (iii) the sale or transfer or other disposition of all or substantially all of the assets of the Company, (iv) the complete liquidation or dissolution of the Company or (v) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of the Company's outstanding securities are transferred.  Under the adopted policy, in the event of a Change in Control, all outstanding unvested stock options and rights granted under the Stock Plan and held by directors and Named Executive Officers will fully vest.  The Board believes that this acceleration of vesting of outstanding awards provides the executives at risk for job loss in any Change of Control with certainty as to the impact of the Change in Control on such long-term compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The number of shares of the Company's Common Stock outstanding at the close of business on April 20, 2015 was 30,990,029.  The following table sets forth the beneficial ownership of the Company's Common Stock as of April 20, 2015 by each Company director and each executive officer then serving, by all directors and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.  In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our Common Stock subject to options and warrants currently exercisable or exercisable within 60 days after April 20, 2015 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  To the knowledge of the directors and executive officers of the Company, as of April 20, 2015, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below.  Unless otherwise indicated, the address of each individual named below is the address of the Company, 1585 South Perry Street, Castle Rock, Colorado 80104.

Beneficial Ownership Table

Name and Address	Number of Shares	Percent

Stephen T. Lundy (1)	406,643	1.3%
Gail S. Schoettler (2)	193,509	*
Susan A. Evans (3)	102,498	*
Daryl J. Faulkner (4)	154,340	*
John H. Landon (5)	113,209	*
David E. Welch (6)	131,509	*
Stephen A. Williams (7)	93,831	*
Donald R. Hurd (8)	255,741	*
Jeffrey G. McGonegal (9)	213,208	*
All Officers and Directors as a Group	1,666,710	5.1%
(9 persons) (10)
Perkins Capital Management, Inc.	2,265,084	7.3%
730 Lake St. E.
Wayzata, MN 55391 (11)
____________________
* Holds less than 1%

(1)
Includes 4,000 shares directly owned. Also includes options to purchase 7,057 shares at $68.40 per share, options to purchase 2,073 shares at $17.70 per share, options to purchase 11,195 shares at $20.40 per share, options to purchase 12,500 shares at $3.96 per share, options to purchase 99,336 shares at $2.10 per share, options to purchase 137,000 shares at $2.04 per share and options to purchase 133,482 shares at $2.27 per share.

(2)
Includes 3,000 shares directly owned. Also includes options to purchase 3,334 shares at $28.80 per share, options to purchase 1,667 shares at $48.00 per share, options to purchase 1,667 shares at $88.80 per share, options to purchase 1,667 shares at $198.90 per share, options to purchase 1,667 shares at $39.90 per share, options to purchase 1,667 shares at $66.00 per share, options to purchase 2,500 shares at $17.70 per share, options to purchase 2,500 shares at $4.26 per share, options to purchase 43,340 shares at $2.10 per share, options to purchase 40,000 shares at $2.04 per share, options to purchase 51,000 shares at $2.27 per share and options to purchase 39,500 shares at $1.89 per share.

(3)
Includes options to purchase 39,998 shares at $2.56 per share, options to purchase 2,000 shares at $2.04 per share options to purchase 34,000 shares at $2.27 per share and options to purchase 26,500 shares at $1.89 per share.

(4)
Includes 334 common shares held by the Daryl J. and Terri L. Faulkner Family Trust. Also includes options to purchase 15,001 shares at $50.07 per share, options to purchase 4,167 shares at $66.00 per share, options to purchase 1,667 shares at $17.70 per shares, options to purchase 1,667 shares at $4.26 per shares, options to purchase 45,004 shares at $2.10 per share, options to purchase 26,000 shares at $2.04 per share, options to purchase 34,000 shares at $2.27 per share and options to purchase 26,500 shares at $1.89 per share.

(5)
Includes options to purchase 2,235 shares at $177.90 per share, options to purchase 1,667 shares at $39.90 per share, options to purchase 1,667 shares at $66.00 per share, options to purchase 1,667 shares at $17.70 per shares, options to purchase 1,667 shares at $4.26 per share, options to purchase 17,806 shares at $2.10 per share, options to purchase 26,000 shares at $2.04 per share, options to purchase 34,000 shares at $2.27 per share and options to purchase 26,500 shares at $1.89 per share.

(6)
Includes options to purchase 1,667 shares at $48.00 per share, options to purchase 1,667 shares at $88.80 per share, options to purchase 1,667 shares at $198.90 per share, options to purchase 1,667 shares at $39.90 per share, options to purchase 1,667 shares at $66.00 per share, options to purchase 1,667 shares at $17.70 per shares, options to purchase 1,667 shares at $4.26 per share, options to purchase 33,340 shares at $2.10 per share, options to purchase 26,000 shares at $2.04 per share, options to purchase 34,000 shares at $2.27 per share and options to purchase 26,500 shares at $1.89 per share.

(7)	Includes options to purchase 33,331 shares at $1.75 per share, options to purchase 34,000 shares at $2.27 per share and options to purchase 26,500 shares at $1.89 per share.

(8)
Includes 50,000 shares directly owned. Also includes options to purchase 20,000 shares at $3.42 per share, options to purchase 10,000 shares at $2.05 per share, options to purchase 40,000 shares at $2.10 per share, options to purchase 69,000 shares at $2.04 per share and options to purchase 66,741 shares at $2.27 per share.

(9)
Includes 13,072 shares held directly and 50 shares owned by his daughter; however Mr. McGonegal disclaims beneficial ownership of the shares owned by his daughter. Also includes 500 shares held in Mr. McGonegal's IRA account. Also includes options to purchase options to purchase 1,667 shares at $88.80 per share, options to purchase 1,334 shares at $198.90 per share, options to purchase 1,667 shares at $39.90 per share, options to purchase 1,667 shares at $66.00 per share, options to purchase 1,667 shares at $17.70 per share, options to purchase 6,667 shares at $3.96 per share, options to purchase 52,676 shares at $2.10 per share, options to purchase 67,000 shares at $2.04 per share and options to purchase 65,241 shares at $2.27 per share.

(10)	Includes the information in footnotes (1) through (9).

(11)
Information is based upon holdings as of December 31, 2014 as reported on Schedule 13G/A filed on January 28, 2015. Perkins Capital Management, Inc., an investment advisor, has voting power over 836,284 shares and dispositive power over 2,265,084 shares of our Common Stock. Includes 1,344,000 shares of our Common Stock which may be purchased upon exercise of warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.
Reference is made to Item 5 of the Original Filing for the table showing the securities authorized for issuance under the Company's Stock Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Person Transactions
The Amended and Restated Audit Committee Charter directs the Company's Audit Committee to conduct an appropriate review of all proposed related person transactions.  The Company's executive officers, directors and principal shareholders, including their immediate family members, are not permitted to enter into a related person transaction with the Company without the consent of the Audit Committee.  In the event that a related person transaction arises, the Audit Committee is tasked with reviewing whether a conflict of interest is present and whether the transaction, as reviewed is an arms'-length transaction and fair to the Company.

Dr. Williams is the Chief Medical Officer of SomaLogic, Inc.  In 2014, the Company entered into a contract in the ordinary course of its business with SomaLogic as part of its APPY2 development activities.  During 2014, the total consideration paid by the Company to SomaLogic for the services rendered was $379,344.  The Audit Committee and the Board were made aware of Dr. Williams' position with SomaLogic, and he recused himself from all Board discussions of the SomaLogic contractual relationship.
Otherwise, except for the employment agreements previously entered into between the Company and certain of its executive officers (as described under "Executive Compensation – Employment Agreements"), since January 1, 2014, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect the Company.
Review and Approval of Transactions with Related Persons
The Audit Committee of our Board reviews and approves all transactions that are required to be reported under Item 404(a) of Regulation S-K, including each transaction described above. In order to approve a related party transaction, the Audit Committee requires that (i) such transactions be fair and reasonable to us at the time it is authorized by the Audit Committee and (ii) such transaction must be authorized, approved or ratified by the affirmative vote of a majority of the members of the Audit Committee who have no interest, either directly or indirectly, in any such related party transaction.  While the Company did not have any written polices with respect to review and approval of any such transactions with related persons, it believes the processes its Audit Committee has followed ensure the appropriateness of its entry into such transactions with related persons and that such transactions were entered into on terms on an equivalent basis to arms'-length transactions.
Independence of the Board of Directors
The Board of Directors currently consists of Ms. Schoettler, Drs. Evans and Williams and Messrs. Lundy, Faulkner, Landon and Welch.  The Company defines "independent" as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards. For 2014, Ms. Schoettler, Messrs. Faulkner, Landon and Welch and Drs. Evans and Williams qualified as independent and none of them have any material relationship with the Company that might interfere with his or her exercise of independent judgment.  In making the determination as to the independence of Mr. Faulkner, the Board considered the interim nature of his service as CEO of the Company for a brief period ending in March 2010, and his independence from the Company in all other respects.
Committees of the Board
Audit Committee: The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended.  Four of the Company's directors serve on the Audit Committee - David Welch (who serves as Chair of the Audit Committee), Gail Schoettler, Daryl Faulkner and Stephen Williams.  Mr. Welch has been designated as the financial expert on the Audit Committee, based on his significant experience as described on page 2 of this Form 10-K/A.  Each Audit Committee member meets the definition of independence for Audit Committee membership as required by the NASDAQ listing standards.  The Amended and Restated Audit Committee Charter is available on our website at www.venaxis.com.
Nominating and Corporate Governance Committee.  The Nominating Committee consists of Daryl Faulkner (who serves as Chair of the Nominating Committee), Gail Schoettler, John Landon and Susan A. Evans each of whom meet the NASDAQ listing standards for independence.  Duties of the Nominating Committee include oversight of the process by which individuals may be nominated to our Board of Directors.  The Nominating Committee charter is available on our web site at www.venaxis.com.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.  Please see "Procedures for Nominating a Director Candidate" on page 4 of this Form 10-K/A for a description of such procedures.  The specific process for evaluating new directors, including shareholder-recommended nominees, will vary based on an assessment of the then current needs of the Board and the Company.  The Nominating Committee will determine the desired profile of a new director, the competencies they are seeking, including experience in one or more of the following: highest personal and professional integrity, demonstrated exceptional ability and judgment and who shall be most effective in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the shareholders.  Candidates will be evaluated in light of the target criteria chosen.  The Nominating Committee does not have a formal diversity policy; however, in addition to the foregoing, it considers race and gender diversity in selection of qualified candidates.

Compensation Committee:  The Company's Compensation Committee is comprised of Susan Evans (who serves as Chair of the Compensation Committee), John Landon, David Welch and Gail Schoettler, each of whom is an independent director.  The amended and restated Compensation Committee Charter is available on our website at www.venaxis.com.
Duties of the Compensation Committee include reviewing and making recommendations regarding compensation of executive officers and determining the need for and the appropriateness of employment agreements for senior executives.  This includes the responsibility: (1) to determine, review and recommend to the Board for approval on an annual basis the corporate goals and objectives with respect to compensation for the senior executives, and (2) to evaluate at least once a year the performance of the senior executives in light of the established goals and objectives and, based upon these evaluations, to determine and recommend to the Board for approval the annual compensation for each, including salary, bonus, incentive and equity compensation.  When evaluating the compensation of our executive officers, the Compensation Committee evaluates factors including the executive's responsibilities, experience and the competitive marketplace.  The Compensation Committee may also invite the senior executives and other members of management to participate in their deliberations, or to provide information to the Compensation Committee for its consideration with respect to such deliberations, except that the chief executive officer may not be present for the deliberation of or the voting on compensation for the chief executive officer.  The chief executive officer may, however, be present for the deliberation of or the voting on compensation for any other officer.
The Compensation Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Compensation Committee in its sole discretion deems appropriate.  The Compensation Committee did not retain any such advisor for 2013.
The Compensation Committee also has the authority and responsibility: (1) to review the fees paid to non-employee directors for service on the Board of Directors and its committees, and make recommendations to the Board with respect thereto; and (2) to review the Company's incentive compensation and other stock-based plans and recommend changes in such plans to the Board as needed.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The Audit Committee selected the independent accounting firm of GHP Horwath, P.C. ("GHP") with respect to the audit of our financial statements for the year ended December 31, 2014.
During the years ended December 31, 2014 and 2013, we retained GHP to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:
	2014	2013

Audit Fees	$93,000	$81,000
Audit Related Fees	—	—
Tax Fees	5,000	5,000
All Other Fees	—	—
Total Fees	$98,000	$86,000

Audit fees in 2014 and 2013 relate to the financial statement audits and the quarterly reviews and assistance with the filing of registration statements on Forms S-1, S-3 and S-8.
Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.
The Company's Audit Committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors.  These services requiring pre-approval by the Audit Committee may include audit services, audit related services, tax services and other services.  All of the services performed by the independent registered public accounting firm were approved by the Company's Audit Committee and prior to performance. The Audit Committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence.
Pre-Approval Policies and Procedures
Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the Audit Committee may include audit services, audit-related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits:

No.	Exhibit

3.1	Articles of Incorporation filed July 24, 2000 (Incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-86190), filed April 12, 2002).

3.1.1	Articles of Amendment to the Articles of Incorporation filed December 26, 2001 (Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-86190), filed April 12, 2002).

3.1.2	Articles of Amendment to the Articles of Incorporation filed November 9, 2005 (Incorporated by reference from the Registrant's Report on Form 10-QSB for the quarter ended October 31, 2005, filed November 10, 2005).

3.1.3	Articles of Amendment to the Articles of Incorporation filed July 29, 2011 (Incorporated by reference from the Registrant's Report on Form 8-K, dated and filed July 29, 2011).

3.1.4	Addendum to Articles of Amendment to the Articles of Incorporation filed June 19, 2012 (Incorporated by reference from the Registrant's Report on Form 8-K, dated June 19, 2012 and filed June 20, 2012).

3.1.5	Articles of Amendment to the Articles of Incorporation, as amended, of Registrant, dated and filed December 12, 2012 (Incorporated by reference from the Registrant's Report on Form 8-K, dated December 11, 2012 and filed December 13, 2012).

3.1.6	Articles of Amendment to the Articles of Incorporation, as amended, of Registrant, dated and filed June 13, 2013 (Incorporated by reference from the Registrant's Report on Form 8-K dated June 11, 2013, filed on June 13, 2013).

3.2	Amended and Restated Bylaws, effective March 27, 2008 (Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008).

4.1	Specimen Certificate of Common Stock (Incorporated by reference from the Registrant's Report on Form 8-K, dated and filed June 25, 2012).

4.2	Form of Warrant between the Company and each of the investors signatories to the Securities Purchase Agreement dated December 23, 2011 (Incorporated by reference from the Registrant's Report on Form 8-K, dated December 23, 2011 and filed December 28, 2011).

4.3	Form of Warrant between the Registrant and the underwriter under each of an Underwriting Agreement dated June 19, 2012, November 14, 2012 and November 15, 2012, respectively (Incorporated by reference to Exhibit A-13 of the Underwriting Agreement from the Registrant's Report on Form 8‑K, dated June 19, 2012 and filed June 20, 2012).

4.4	Common Stock Purchase Warrant Agreement by and between Registrant and Corporate Stock Transfer, Inc. dated May 30, 2013 (Incorporated by reference from the Registrant's Report on Form 8-K dated May 30, 2013, filed on May 30, 2013).

10.1	2002 Stock Incentive Plan, as amended and restated effective July 1, 2007 (Incorporated by reference from the Registrant's Registration Statement on Form S-8, filed June 22, 2007).

10.1.1	Amendment to 2002 Stock Incentive Plan, effective June 9, 2008 (Incorporated by reference from the Registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010).

No.	Exhibit

10.1.2	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective November 20, 2009 (Incorporated by reference from the Registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010).

10.1.3	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective November 22, 2010 (Incorporated by reference from the Registrant's Report on Form 8-K, effective November 22, 2010 and filed November 29, 2010).

10.1.4	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective July 8, 2011 (Incorporated by reference from the Registrant's Report on Form 8-K, effective July 8, 2011 and filed July 13, 2011).

10.1.5	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective May 22, 2012 (Incorporated by reference from the Registrant's Report on Form 8-K, dated May 22, 2012 and filed May 24, 2012).

10.1.6	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective December 11, 2012 (Incorporated by reference from the Registrant's Report on Form 8-K, dated December 11, 2012 and filed December 13, 2012).

10.1.7	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective June 11, 2013 (Incorporated by reference from the Registrant's Report on Form 8-K dated June 11, 2013, filed on June 13, 2013).

10.1.8	Amendment to Amended and Restated 2002 Stock Incentive Plan, effective June 25, 2014 (Incorporated by reference from the Registrant's Report on Form 8-K dated June 25, 2014, filed on June 26, 2014).

10.2	Exclusive License Agreement between Registrant and The Washington University, dated May 1, 2004 as amended (Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010).

10.3	Debt Modification Agreement with FirstBank of Tech Center, dated June 13, 2003 (Incorporated by reference from the Registrant's Report on Form 10-KSB/A for the year ended December 31, 2004, filed March 29, 2004).

10.3.1	Loan Agreement between Registrant and Front Range Regional Economic Development Corporation, dated June 13, 2003 for $1,300,000 regarding loan for physical plant or capital equipment acquisitions (Incorporated by reference from the Registrant's Report on Form 10-KSB/A for the year ended December 31, 2004, filed March 29, 2004).

10.3.2	Promissory Note by Registrant to Front Range Regional Economic Development Corporation in principal amount of $1,300,000, dated June 13, 2003 (Incorporated by reference from the Registrant's Report on Form 10-KSB/A for the year ended December 31, 2004, filed March 29, 2004).

10.3.3	Unconditional Guarantee by Registrant to Front Range Regional Economic Development Corporation in principal amount of $1,300,000, dated June 13, 2003 (Incorporated by reference from the Registrant's Report on Form 10-KSB/A for the year ended December 31, 2004, filed March 29, 2004).

10.3.4	Debt Modification Agreement between Registrant and FirstBank executed May 9, 2013, and effective as of April 8, 2013 (Incorporated by reference from the Registrant's Report on Form 8-K dated May 9, 2013, filed on May 9, 2013).

10.4	Executive Employment Agreement between Registrant and Jeffrey McGonegal, effective as of February 10, 2009 (Incorporated by reference from the Registrant's Report on Form 8-K dated February 10, 2009, filed on February 17, 2009).

10.5	Assignment and Consultation Agreement between Registrant and John Bealer, M.D., dated May 29, 2003 (Incorporated by reference from the Registrant's Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009).

No.	Exhibit

10.6	Executive Employment Agreement between Registrant and Stephen T. Lundy, effective as of March 24, 2010 (Incorporated by reference from the Registrant's Report on Form 8-K dated March 24, 2010, filed March 26, 2010).

10.7	Form of Stock Option Agreement under the 2002 Stock Incentive Plan, as amended and restated and amended (Incorporated by reference from the Registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010).

10.8	Non-Employee Director Compensation (Incorporated by reference from the Original Filing).

10.9	Executive Employment Agreement between Registrant and Donald Hurd, dated May 23, 2012 (Incorporated by reference from the Registrant's Report on Form 8-K, dated May 23, 2012 and filed May 24, 2012).

10.9.1	Separation and Release Agreement between the Registrant and Donald Hurd, dated February 23, 2015 (Incorporated by reference from the Registrant's Report on Form 8-K, dated February 11, 2015 and filed February 18, 2015).

10.10	Exclusive License Agreement between Ceva Santé Animale S.A. and Registrant, dated July 25, 2012 (Incorporated by reference from the Registrant's Report on Form 8-K, dated July 25, 2012 and filed July 30, 2012).

10.11	Purchase Agreement by and between Registrant and Piper Jaffray & Co., dated May 23, 2013 (Incorporated by reference from the Registrant's Report on Form 8-K dated May 30, 2013, filed on May 30, 2013).

10.12	Form of Exclusive Distributor Agreement (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and filed March 28, 2014).

10.13	Underwriting Agreement, dated April 3, 2014 between the Registrant and Canaccord Genuity Inc. (Incorporated by reference to the Registrant's Report on Form 8-K, dated April 3, 2014 and filed on April 3, 2014).

14	Registrant's Code of Ethics (Incorporated by reference from the Registrant's Report on Form 10-K for the year ended December 31, 2012, filed March 26, 2013).

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *

____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf on April 24, 2015 by the undersigned thereunto duly authorized.

VENAXIS, INC.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer (principal executive officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer