Form 10-Q
period 2015-03-31
Venaxis, Inc.
filed 2015-05-12
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of no par value common stock outstanding as of May 12, 2015 was 30,990,029.

VENAXIS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$4,202,035	$3,539,911
Short-term investments (Note 1)	17,901,600	20,998,789
Prepaid expenses and other current assets (Note 1)	260,316	357,083

Total current assets	22,363,951	24,895,783

Property and equipment, net (Note 2)	2,064,006	2,103,880

Other long term assets, net (Notes 1 and 3)	1,714,722	1,724,190

Total assets	$26,142,679	$28,723,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$402,812	$437,519
Accrued compensation	43,555	609,417
Accrued expenses	255,656	325,400
Notes and other obligations, current portion (Note 4)	218,401	312,934
Deferred revenue, current portion (Note 7)	96,698	96,698

Total current liabilities	1,017,122	1,781,968

Notes and other obligations, less current portion (Note 4)	1,958,867	1,998,049
Deferred revenue, less current portion (Note 7)	1,234,538	1,258,713

Total liabilities	4,210,527	5,038,730

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
30,990,029 shares issued and outstanding	120,943,399	120,509,997
Accumulated deficit	(99,011,247)	(96,824,874)

Total stockholders' equity	21,932,152	23,685,123

Total liabilities and stockholders' equity	$26,142,679	$28,723,853

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three Months Ended March 31
(Unaudited)

	2015	2014

Sales (Note 1)	$11,288	$51,728
Cost of sales	4,007	31,907

Gross profit	7,281	19,821

Other revenue – fee (Note 7)	24,175	23,175

Operating expenses:
Selling, general and administrative	1,535,851	1,894,442
Research and development	707,742	1,052,298

Total operating expenses	2,243,593	2,946,740

Operating loss	(2,212,137)	(2,903,744)

Other (expense) income:
Interest expense	(25,064)	(36,790)
Investment income (loss)	50,828	(7,115)

Total other (expense) income	25,764	(43,905)

Net loss	$(2,186,373)	$(2,947,649)

Basic and diluted net loss per share (Note 1)	$(0.07)	$(0.14)

Basic and diluted weighted average number
of shares outstanding (Note 1)	30,990,029	21,639,049

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Three Months Ended March 31
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,186,373)	$(2,947,649)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	433,402	403,021
Depreciation and amortization	64,021	82,595
Amortization of license fees	(24,175)	(23,175)
Change in:
Accounts receivable	7,077	(38,042)
Prepaid expenses and other current assets	89,690	73,547
Accounts payable	(34,707)	(85,522)
Accrued compensation	(565,862)	115,179
Accrued expenses	(69,744)	(485,996)
Deferred revenue	-	68,585

Net cash used in operating activities	(2,286,671)	(2,837,457)

Cash flows from investing activities:
Purchases of short-term investments	(11,305,556)	(4,871,863)
Sales of short-term investments	14,402,745	4,641,308
Purchases of property and equipment	-	(2,200)
Purchases of patent and trademark application costs	(14,679)	(43,087)

Net cash provided by (used in) investing activities	3,082,510	(275,842)

Cash flows from financing activities:
Net proceeds from exercise of warrants	-	1,579,736
Repayment of notes payable and other obligations	(133,715)	(140,018)

Net cash (used in) provided by financing activities	(133,715)	1,439,718

Net change in cash and cash equivalents	662,124	(1,673,581)

Cash and cash equivalents at beginning of period	3,539,911	5,658,683

Cash and cash equivalents at end of period	$4,202,035	$3,985,102

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,286	$26,894

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the “Company,”  “we,” or “Venaxis”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2015 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended March 31, 2015 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2015, the Company had approximate balances of cash and liquid investments of $22,104,000, working capital of $21,347,000, total stockholders’ equity of $21,932,000 and an accumulated deficit of $99,011,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and into 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of March 31, 2015, 13% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount of the portfolio and none with maturities past March 31, 2016. To date, the Company’s cumulative realized market loss from the investments has not been significant. For the three months ended March 31, 2015 and 2014, there was approximately $8,400 and $4,600, respectively, in management fee expenses.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of March 31, 2015 and December 31, 2014.

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

The Company extends credit to customers generally without requiring collateral. As of March 31, 2015, accounts receivable of $4,400, net of a $1,600 allowance for uncollectible accounts, has been included with prepaid expenses and other current assets on the accompanying balance sheet. At March 31, 2015, one customer accounted for primarily all of total accounts receivable. During the three months ended March 31, 2015, three European-based customers accounted for the total net sales, each representing 12%, 44% and 44%, respectively. At December 31, 2014, the Company did not have any accounts receivable. During the three months ended March 31, 2014, two European-based customers accounted for the total net sales, each representing 63% and 37%, respectively.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 6,231,000 shares and 5,308,000 shares for the three month periods ended March 31, 2015 and 2014, respectively) would be to decrease the net loss per share.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	253,526
Laboratory equipment	1,112,480	1,112,480
Office and computer equipment	328,299	328,299

	5,391,044	5,391,044
Less accumulated depreciation	3,327,038	3,287,164

	$2,064,006	$2,103,880

Depreciation expense totaled approximately $40,000 and $52,000 for the three month periods ended March 31, 2015 and 2014, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014

Patents, trademarks and applications, net of accumulated amortization of $531,790 and $507,644, respectively	$1,327,483	$1,336,951
Goodwill	387,239	387,239

	$1,714,722	$1,724,190

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $97,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the three months ended March 31, 2015 and 2014.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014

Mortgage notes	$2,112,869	$2,150,608
Other short-term installment obligations	64,399	160,375

	2,177,268	2,310,983
Less current portion	218,401	312,934

	$1,958,867	$1,998,049

Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 32% that is guaranteed by the U. S. Small Business Administration (SBA). The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has the interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,000 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,000 through July 2023, which currently includes approximately $3,300 per month in interest and fees.

Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $179,000 for the remainder of 2015, $159,000 in 2016, $166,000 in 2017, $1,268,000 in 2018, $82,000 in 2019 and $323,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders’ equity:

In April 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%.

During the three months ended March 31, 2014, warrants from the May 2013 public offering, were exercised to purchase 1,161,570 shares of common at $1.36 per share stock resulting in total proceeds of approximately $1,580,000.

In April and June 2014, options were exercised to purchase a total of 39,079 shares at an average of $2.09 per share of common stock resulting in total proceeds of approximately $82,000 and with a total intrinsic value when exercised of approximately $14,000.

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

The Company recognized total expenses for stock-based compensation during the three-month periods ended March 31, 2015 and 2014 of $433,402 and $403,021, respectively. These expenses are included in the accompanying statements of operations for the three-month periods ended March 31, in the following categories:

	2015	2014

Selling, general and administrative expenses	$392,362	$382,994
Research and development expenses	41,040	20,027

Total stock-based compensation	$433,402	$403,021

During the three months ended March 31, 2015 and 2014, respectively, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the three months ended March 31, as follows:

	2015	2014

Dividend yield	0%	0%
Expected price volatility	93%	96-126%
Risk free interest rate	1.39%	1.52-1.70%
Expected term	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the three months ended March 31, 2015, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,854,258	$5.79
Granted	1,094,500	1.89
Exercised	—	—
Forfeited	(173,337)	3.98

Outstanding at March 31, 2015	2,775,421	$4.36	8.6	$—

Exercisable at March 31, 2015	1,668,221	$5.96	7.9	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2015.

During the three months ended March 31, 2015, 344,000 options were issued to non-employee directors under the Plan, exercisable at an average of $1.89 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2015, July 1, 2015, and October 1, 2015.

During the three months ended March 31, 2015, 750,500 options were issued to officers and employees under the Plan, exercisable at an average of $1.89 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the three months ended March 31, 2015, a total of 173,337 options that were granted under the Plan were forfeited, of which 15,002 were vested and 158,335 were unvested. The vested options were exercisable at an average of $24.17 per share and the unvested options were exercisable at an average of $2.06 per share. During the three months ended March 31, 2014, a total of 23,605 options that were granted under the Plan to employees were forfeited, of which 19,939 were vested and 3,667 were unvested. The vested options were exercisable at an average of $39.10 per share and the unvested options were exercisable at an average of $2.04 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the three months ended March 31, 2015 and 2014, was approximately $234,000 and $233,000, respectively.   Based upon the Company’s experience, approximately 85% of the outstanding nonvested stock options, or approximately 941,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the three months ended March 31, 2015 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	319,652	$2.28	$1.85
Granted	1,094,500	1.89	1.34
Vested	(148,617)	2.03	1.57
Forfeited	(158,335)	2.06	1.48

Nonvested at March 31, 2015	1,107,200	$1.96	$1.44

At March 31, 2015, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $1,001,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than one year.

Other common stock purchase options and warrants:

As of March 31, 2015, in addition to the stock incentive plan options discussed above, the Company had outstanding 3,455,935 non-qualified options and warrants in connection with offering warrants and an officers’ employment that were not issued under the Plan.

During the three month periods ended March 31, 2015 and 2014, respectively, no stock options were granted outside of the Plan.

Operating expenses for the three months ended March 31, 2015 and 2014, did not include any value related to stock-based compensation of non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the three months ended March 31, 2015:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	3,455,935	$1.93
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at March 31, 2015	3,455,935	$1.93	3.0	$—

During the three months ended March 31, 2015 no warrants were exercised and for the three months ended March 31, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2015.

The total fair value of stock options previously granted to an investor relations consulting firm and to an officer that vested and became exercisable during the three months ended March 31, 2015 and 2014, was zero. At March 31, 2015, there was no unrecognized cost for non-qualified options that will be recorded in the future.

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

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2015.

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

Under the License Agreement as of March 31, 2015, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of March 31, 2015, deferred revenue of $96,698 has been classified as a current liability and $1,234,538 has been classified as a long-term liability. The current liability represents the next twelve months’ portion of the amortizable milestone revenue. During the three months ended March 31, 2015 and 2014, $24,175 and $23,175, respectively was recorded as the amortized license fee revenue arising from the Ceva License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to March 31, 2015	(225,064)

Net deferred revenue balance at March 31, 2015	$1,331,236
Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Commitments and contingencies:

Employment commitments:

As of March 31, 2015, the Company had employment agreements with two officers providing aggregate annual minimum commitments totaling $655,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2015, the Company had approximate balances of cash and liquid investments of $22,104,000, working capital of $21,347,000, total stockholders’ equity of $21,932,000 and an accumulated deficit of $99,011,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and into 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

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

Results of Operations

Comparative Results for the Three Months Ended March 31, 2015 and 2014

Sales of $11,000 were recorded for the three months ended March 31, 2015, as compared to sales of $52,000 in the 2014 period. The sales resulted from APPY1 product sales in the EU. Sales of the APPY1 System products have been to customers for initial stocking and market study orders in the EU under commercial development agreements. The decrease is attributable to lower minimum commitments in 2015 as compared to 2014.

Cost of sales was 35% and 62% for the three months ended March 31, 2015 and 2014, respectively.  Due to the relatively low sales levels, cost of sales fluctuates due to factors such as product mix, overhead and similar factors.
During the three month periods ended March 31, 2015 and 2014, $24,000 and $23,000, respectively, of license payments under the Ceva License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended March 31, 2015 totaled $1,536,000, which is an approximately $359,000 or 19% decrease, as compared to the 2014 period. Commercialization, marketing and compensation related expenses decreased by approximately $392,000 in the 2015 period as the Company scaled back on its U.S. commercialization activities due to the FDA’s January 2015 determination. These decreases were offset by an increase of approximately $33,000 in various other selling, general and administrative expenses.

Research and development expenses in the three months ended March 31, 2015 totaled $708,000, which is approximately a $345,000 or 33% decrease, as compared to the 2014 period. The decrease was due primarily to a reduction of approximately $445,000 in clinical and regulatory expenses following the completion of the clinical trial activities in early 2014. The decrease was partially offset by additional expenses in development activities associated with the next generation product, "APPY2".

Interest expense for the three months ended March 31, 2015, decreased to $25,000 compared to $37,000 in the 2014 period. For the three months ended March 31, 2015, the Company recorded an investment income of approximately $51,000 compared to an investment loss of $7,000 in the 2014 period.

No income tax benefit was recorded on the net loss for the three months ended March 31, 2015 and 2014, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

At March 31, 2015, we had working capital of $21,347,000, which included cash, cash equivalents and short term investments of $22,104,000.  We reported a net loss of $2,186,000 during the three months ended March 31, 2015, which included $473,000 in net non-cash expenses consisting of stock-based compensation totaling $433,000, depreciation and amortization totaling $64,000 and amortization of license fees totaling $24,000.

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

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2015.

Under the License Agreement as of March 31, 2015, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

We have a permanent mortgage on our land and building held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank loan terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has an interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,000 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,000 through July 2023, which currently includes approximately $3,300 per month in interest and fees.

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

Operating Activities

Net cash consumed by operating activities was $2,287,000 during the three months ended March 31, 2015. Cash was consumed by the loss of $2,186,000, less non-cash expenses of $497,000 for stock-based compensation and depreciation and amortization, offset by the amortization of license fees totaling $24,000. Decreases in prepaid and other current assets of $97,000 provided cash, primarily related to routine changes in operating activities.  There was a $670,000 decrease in accounts payable and accrued expenses in the three months ended March 31, 2015, primarily due to a decrease in the accrued compensation.

Net cash consumed by operating activities was $2,837,000 during the three months ended March 31, 2014. Cash was consumed by the loss of $2,948,000, less non-cash expenses of $403,000 for stock-based compensation and $83,000 for depreciation and amortization, offset by the amortization of license fees totaling $23,000.  For the three months ended March 31, 2014, net decrease in accounts receivable, prepaid and other current assets of $36,000 provided cash, primarily related to routine changes in operating activities. A net decrease of $456,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related a decrease in liabilities related to clinical trials that were completed in the quarter ended March 31, 2014, and a payment of approximately $148,000 in 2013 incentive plan awards that were paid in 2014. Cash provided by operations included an increase of approximately $69,000 in deferred revenue, under the Ceva License Agreement for the Company’s Animal Health Assets.

Investing Activities

Net cash inflows from investing activities provided $3,083,000 during the three months ended March 31, 2015. Sales of marketable securities investments totaled approximately $14,403,000 and marketable securities purchased totaled approximately $11,306,000.  A $15,000 use of cash was attributable to additional costs incurred from patent filings.

Net cash outflows from investing activities consumed $276,000 during the three months ended March 31, 2014. Purchases of short-term investments totaled approximately $4,872,000 and sales of short term investments of $4,641,000. A $43,000 use of cash was attributable to additional costs incurred from patent filings and approximately $2,000 was incurred from purchases of equipment.

Financing Activities

Net cash outflows from financing activities consumed $134,000 during the three months ended March 31, 2015 in scheduled payments under its debt agreements.

Net cash inflows from financing activities provided $1,440,000 during the three month period ended March 31, 2014, consisting of $1,580,000 of cash received from the exercise of warrants less cash expended of $140,000 for repayments under existing debt agreements.

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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the three month periods ended March 31, 2015 and 2014, respectively.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of March 31, 2015, approximately 13% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2014.

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: May 12, 2015		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer