Form 10-Q
period 2015-06-30
Venaxis, Inc.
filed 2015-08-11
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of no par value common stock outstanding as of August 11, 2015 was 30,990,029.

VENAXIS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$4,867,832	$3,539,911
Short-term investments (Note 1)	15,562,897	20,998,789
Prepaid expenses and other current assets (Note 1)	155,325	357,083

Total current assets	20,586,054	24,895,783

Property and equipment, net (Note 2)	2,026,365	2,103,880

Other long term assets, net (Notes 1 and 3)	1,714,286	1,724,190

Total assets	$24,326,705	$28,723,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$293,726	$437,519
Accrued compensation	61,810	609,417
Accrued expenses	342,561	325,400
Notes and other obligations, current portion (Note 4)	155,628	312,934
Deferred revenue, current portion (Note 7)	96,698	96,698

Total current liabilities	950,423	1,781,968

Notes and other obligations, less current portion (Note 4)	1,919,420	1,998,049
Deferred revenue, less current portion (Note 7)	1,210,364	1,258,713

Total liabilities	4,080,207	5,038,730

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
30,990,029 shares issued and outstanding	121,290,980	120,509,997
Accumulated deficit	(101,044,482)	(96,824,874)

Total stockholders' equity	20,246,498	23,685,123

Total liabilities and stockholders' equity	$24,326,705	$28,723,853

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three and Six Months Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Sales	$24,517	$—	$35,805	$51,728
Cost of sales	8,096	—	12,103	31,907

Gross profit	16,421	—	23,702	19,821

Other revenue - fee	24,174	24,174	48,349	47,349

Operating expenses:
Selling, general and administrative	1,482,608	1,674,719	3,018,459	3,569,161
Research and development	552,408	950,147	1,260,150	2,002,445

Total operating expenses	2,035,016	2,624,866	4,278,609	5,571,606

Operating loss	(1,994,421)	(2,600,692)	(4,206,558)	(5,504,436)

Other income (expense):
Interest expense	(24,195)	(25,768)	(49,259)	(62,558)
Investment (loss) income	(14,619)	34,941	36,209	27,826

Total other income (expense)	(38,814)	9,173	(13,050)	(34,732)

Net loss	$(2,033,235)	$(2,591,519)	$(4,219,608)	$(5,539,168)

Basic and diluted net loss per share (Note 1)	$(0.07)	$(0.08)	$(0.14)	$(0.21)

Basic and diluted weighted average number of shares outstanding (Note 1)	30,990,029	30,782,937	30,990,029	26,236,252
See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Six Months Ended June 30
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(4,219,608)	$(5,539,168)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	780,983	729,413
Depreciation and amortization	129,794	153,592
Amortization of license fees	(48,349)	(47,349)
Other noncash charges	4,647	-
Change in:
Accounts receivable	(30,260)	(18,943)
Prepaid expenses and other current assets	232,018	209,658
Accounts payable	(143,793)	(280,565)
Accrued compensation	(547,607)	127,000
Accrued expenses	17,161	(363,859)
Deferred revenue	-	68,584

Net cash used in operating activities	(3,825,014)	(4,961,637)

Cash flows from investing activities:
Purchases of short-term investments	(16,216,718)	(28,420,458)
Sales of short-term investments	21,652,610	11,714,964
Purchases of property and equipment	-	(2,200)
Purchases of patent and trademark application costs	(47,022)	(113,304)

Net cash provided by (used in) investing activities	5,388,870	(16,820,998)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	20,122,652
Repayment of notes payable and other obligations	(235,935)	(245,933)

Net cash (used in) provided by financing activities	(235,935)	19,876,719

Net change in cash and cash equivalents	1,327,921	(1,905,916)

Cash and cash equivalents at beginning of period	3,539,911	5,658,683

Cash and cash equivalents at end of period	$4,867,832	$3,752,767

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$49,740	$52,928

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the "Company,"  "we," "our" or "Venaxis") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2015 and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended June 30, 2015 are not necessarily an indication of operating results for the full year.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2015, the Company had approximate balances of cash and liquid investments of $20,431,000, working capital of $19,636,000, total stockholders' equity of $20,246,000 and an accumulated deficit of $101,044,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and into 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management's strategic plans include the following:

• evaluating regulatory options for U.S. commercialization of the Company's principal product, the APPY1 Test;
• evaluating commercial options for the APPY1 Test in markets outside of the U.S.;
• pursuing additional capital raising opportunities;
• continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies;
• continuing to monitor and implement cost control initiatives to conserve cash;
• continuing to assess and develop the next generation product, "APPY2"; and
• exploring other possible strategic options available to the Company.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, U. S. Food and Drug Administration ("FDA") clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of June 30, 2015, 20% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount of the portfolio and none with maturities past June 30, 2016. To date, the Company's cumulative realized market loss from the investments has not been significant. For the six months ended June 30, 2015 and 2014, there was approximately $16,000 and $12,000, respectively, in management fee expenses.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of June 30, 2015 and December 31, 2014.

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

In international markets, the Company sells its products to distributors or re-sellers, who subsequently resell the products to hospitals. The Company has an agreement with each such distributor which provides that title and risk of loss pass to the distributor upon shipment of the products, FOB to the distributor. Revenue is recognized upon shipment of products to the distributor as the products are shipped based on FOB shipping point terms.

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

The Company extends credit to customers generally without requiring collateral. As of June 30, 2015, accounts receivable of $24,000, net of a $1,600 allowance for uncollectible accounts, has been included with prepaid expenses and other current assets on the accompanying balance sheet. At June 30, 2015, two customers accounted for 75% and 25% of total accounts receivable, respectively. During the six months ended June 30, 2015, three European-based customers accounted for the total net sales, each representing 58%, 28% and 14%, respectively. At December 31, 2014, the Company did not have any accounts receivable. During the six months ended June 30, 2014, two customers individually accounted for the Company's sales for the period, representing 37% and 63%, respectively.

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

Recently issued accounting pronouncements:

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

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after December 31, 2015. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company's earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 6.2 million shares and 5.3 million shares for each of the three and six month periods ended June 30, 2015 and 2014, respectively) would be to decrease the net loss per share.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	June 30, 2015 (Unaudited)	December 31, 2014

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	253,526
Laboratory equipment	1,112,480	1,112,480
Office and computer equipment	328,299	328,299

	5,391,044	5,391,044
Less accumulated depreciation	3,364,679	3,287,164

	$2,026,365	$2,103,880

Depreciation expense totaled approximately $38,000 and $78,000, and $51,000 and $103,000, for the three and six month periods ended June 30, 2015 and 2014, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	June 30, 2015 (Unaudited)	December 31, 2014

Patents, trademarks and applications, net of accumulated amortization of $559,922 and $507,644, respectively	$1,327,047	$1,336,951
Goodwill	387,239	387,239

	$1,714,286	$1,724,190

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $97,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in $5,000 in patent impairment charges for each of the three and the six month periods ended June 30, 2015. No impairment charges were recorded for the three and six month periods ended June 30, 2014.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	June 30, 2015 (Unaudited)	December 31, 2014

Mortgage notes	$2,075,048	$2,150,608
Other short-term installment obligations	-	160,375

	2,075,048	2,310,983
Less current portion	155,628	312,934

	$1,919,420	$1,998,049

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

Future maturities:

The Company's total debt obligations require minimum annual principal payments of approximately $77,000 for the remainder of 2015, $159,000 in 2016, $166,000 in 2017, $1,268,000 in 2018, $82,000 in 2019, $85,000 in 2020 and $238,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders' equity:

In April 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%.

During the six months ended June 30, 2014, warrants from a May 2013 public offering, were exercised to purchase 1,161,570 shares of common at $1.36 per share stock resulting in total proceeds of approximately $1,580,000.

In April and June 2014, incentive stock options were exercised to purchase a total of 39,079 shares at an average of $2.09 per share of common stock resulting in total proceeds of approximately $82,000 and with a total intrinsic value when exercised of approximately $14,000.

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

The Company recognized total expenses for stock-based compensation during the three and six months ended June 30, 2015 and 2014 which are included in the accompanying statements of operations, in the following categories:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014

Selling, general and administrative expenses	$303,644	$305,351	$696,006	$688,345
Research and development expenses	43,937	21,041	84,977	41,068

Total stock-based compensation	$347,581	$326,392	$780,983	$729,413

During the three and six months ended June 30, 2015, no options were exercised.

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

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the six months ended June 30, 2015, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,854,258	$5.79
Granted	1,094,500	1.89
Exercised	—	—
Forfeited	(197,936)	3.77

Outstanding at June 30, 2015	2,750,822	$4.38	8.3	$—

Exercisable at June 30, 2015	1,789,255	$5.69	7.8	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2015.

During the six months ended June 30, 2015, 344,000 options were issued to non-employee directors under the Plan, with an exercise price of $1.89 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2015, July 1, 2015, and October 1, 2015.

During the six months ended June 30, 2015, 750,500 options were issued to officers and employees under the Plan, exercisable at an average of $1.89 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the six months ended June 30, 2015, a total of 197,936 options outstanding under the Plan were forfeited, of which 33,021 were vested and 164,915 were unvested. The vested options were exercisable at an average of $12.32 per share and the unvested options were exercisable at an average of $2.06 per share. During the six months ended June 30, 2014, a total of 36,040 options outstanding under the Plan were forfeited, of which 31,475 were vested and 4,565 were unvested. The vested options were exercisable at an average of $36.66 per share and the unvested options were exercisable at an average of $2.12 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the six months ended June 30, 2015 and 2014, was approximately $449,000 and $414,000, respectively.   Based upon the Company's experience, approximately 85% of the outstanding nonvested stock options, or approximately 817,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the six months ended June 30, 2015 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	319,652	$2.28	$1.85
Granted	1,094,500	1.89	1.34
Vested	(287,670)	2.03	1.56
Forfeited	(164,915)	2.06	1.48

Nonvested at June 30, 2015	961,567	$1.95	$1.42

At June 30, 2015, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $648,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than one year.

Other common stock purchase options and warrants:

As of June 30, 2015, in addition to the stock incentive plan options discussed above, the Company had outstanding 3,455,935 non-qualified options and warrants in connection with offering warrants and a former officers' employment that were not issued under the Plan.

During the six month periods ended June 30, 2015 and 2014, no stock options were granted outside of the Plan.

Operating expenses for the six months ended June 30, 2015 and 2014, did not include any value related to stock-based compensation of non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the six months ended June 30, 2015:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	3,455,935	$1.93
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at June 30, 2015	3,455,935	$1.93	2.8	$—

During the six months ended June 30, 2015 no warrants were exercised and for the six months ended June 30, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2015.

The total fair value of non-qualified stock options previously granted that vested and became exercisable during the six months ended June 30, 2015 and 2014, was zero. At June 30, 2015, there was no unrecognized cost for non-qualified options that will be recorded in the future.

Note 7.  Animal Health License Agreements:

Effective May 1, 2004 Washington University in St. Louis ("WU") and Venaxis entered into an Exclusive License Agreement (the "WU License Agreement") which grants Venaxis exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement) expire.  Venaxis has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Venaxis carry a mid-single digit royalty rate and for sublicense fees received by Venaxis carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Venaxis with ninety days advance notice at any time and by WU with sixty days advance notice if Venaxis materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU totaling $10,000 is included in accrued expenses on the accompanying balance sheet, at each of June 30, 2015 and December 31, 2014.

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

Under the License Agreement as of June 30, 2015, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, "Accounting for Collaborative Arrangements".  For financial reporting purposes, the license fees and milestone payments received from the applicable license agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the applicable license agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of June 30, 2015, deferred revenue of $96,698 has been classified as a current liability and $1,210,364 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the amortizable milestone revenue. During the six months ended June 30, 2015 and 2014, $48,349 and $47,349, respectively was recorded as the amortized license fee revenue arising from the Ceva License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:
Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to June 30, 2015	(249,238)

Net deferred revenue balance at June 30, 2015	$1,307,062

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Commitments and contingencies:

Employment commitments:

As of June 30, 2015, the Company had employment agreements with two officers providing aggregate annual minimum commitments totaling $655,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

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

On February 2, 2015, a putative class action complaint was filed against Venaxis and two of its current officers in the United States District Court for the District of Colorado.  The action is captioned Boldt v. Venaxis, Inc., et al., District of Colorado Case No.: 1:15-cv-00-222 ("Boldt Action").  The plaintiff in the Boldt Action alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5.  The Boldt Action plaintiff purports to represent a class of persons who purchased the Company's publicly traded securities between March 13, 2014, and January 28, 2015.  The Boldt Action plaintiff alleges that the Company made false and/or misleading statements regarding APPY1.  The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court.  Based on a review of the complaint, the Company believes that the allegations are without merit, and intends to vigorously defend against the claims.

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat, or "cease and desist" letter concerning certain activities.  For example, this can occur in the context of the Company's pursuit of intellectual property rights.  This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts.  The Company makes rational assessments of each situation on a case-by-case basis as such may arise.  The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management's opinion, have a material adverse effect on our business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2015, the Company had approximate balances of cash and liquid investments of $20,431,000, working capital of $19,636,000, total stockholders' equity of $20,246,000 and an accumulated deficit of $101,044,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and into 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management's strategic plans include the following:

• evaluating regulatory options for U.S. commercialization of the Company's principal product, the APPY1 Test;
• evaluating commercial options for the APPY1 Test in markets outside of the U.S.;
• pursuing additional capital raising opportunities;
• continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies;
• continuing to monitor and implement cost control initiatives to conserve cash;
• continuing to assess and develop the next generation product, "APPY2"; and
• exploring other possible strategic options available to the Company.

Results of Operations

Comparative Results for the Six Months Ended June 30, 2015 and 2014

Sales of $36,000 were recorded for the six months ended June 30, 2015, as compared to sales of $52,000 in the 2014 period. The sales resulted from APPY1 product sales in the European Union ("EU"). Sales of the APPY1 System products have been to distributors primarily for initial stocking and market study orders in the EU under commercial development agreements.

Cost of sales totaled $12,103 and $31,907 (34% and 62%) for the six months ended June 30, 2015 and 2014, respectively.  Due to the relatively low sales levels, cost of sales fluctuates due to factors such as product mix, overhead and similar factors. Cost of sales for the six months ended June 30, 2014 included approximately $15,500 expense for expired products.

During the six month periods ended June 30, 2015 and 2014, $48,000 and $47,000, respectively, of license payments under the Ceva License Agreement was recognized as revenue.

Selling, general and administrative expenses in the six months ended June 30, 2015 totaled $3,018,000, which is an approximately $551,000 or 15% decrease, as compared to the 2014 period. Commercialization, marketing, public company and compensation related expenses decreased by approximately $843,000 in the 2015 period as the Company scaled back on its U.S. commercialization activities due to the FDA's January 2015 NSE determination with respect to the Company's APPY1 Test. These decreases were offset by an increase of approximately $292,000 in legal costs related to the ongoing litigation expenses.

Research and development expenses in the six months ended June 30, 2015 totaled $1,260,000, which is approximately a $742,000 or 37% decrease, as compared to the 2014 period. The decrease was due primarily to a reduction of approximately $503,000 in clinical and regulatory expenses following the completion of the APPY1 clinical trial activities in early 2014. An additional decrease of $310,000 is related to reduced spending for APPY2 development and clinical activities in 2015.

Interest expense for the six months ended June 30, 2015, decreased to $49,000 compared to $63,000 in the 2014 period. For the six months ended June 30, 2015, the Company recorded an investment income of approximately $36,000 compared to an investment income of $28,000 in the 2014 period.

No income tax benefit was recorded on the net loss for the six months ended June 30, 2015 and 2014, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2015 and 2014

Sales of $25,000 were recorded for the three months ended June 30, 2015, as compared to no sales in the 2014 period. The sales resulted from APPY1 product sales in the EU. Sales of the APPY1 System products have been to distributors primarily for initial stocking and market study orders in the EU under commercial development agreements and the timing of sales are generally tied to the distributors ordering needs and cycles.

During each of the three month periods ended June 30, 2015 and 2014, $24,000 of license payments under the Ceva License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended June 30, 2015 totaled $1,483,000, which is an approximately $192,000 or 11% decrease, as compared to the 2014 period. Commercialization, marketing, public and compensation related expenses decreased by approximately $426,000 in the 2015 period as the Company scaled back on its U.S. commercialization activities due to the FDA's January 2015 determination. These decreases were offset by an increase of approximately $245,000 in legal costs related to the ongoing litigation expenses.

Research and development expenses in the three months ended June 30, 2015 totaled $552,000, which is approximately a $398,000 or 42% decrease, as compared to the 2014 period. The decrease was due to a reduction of approximately $57,000 in clinical and regulatory expenses following the completion of the APPY1 clinical trial activities in early 2014. An additional decrease of $353,000 is related to reduced spending for APPY2 development and clinical activities in 2015.

Interest expense for the three months ended June 30, 2015, decreased to $24,000 compared to $26,000 in the 2014 period. For the three months ended June 30, 2015, the Company recorded an investment loss of approximately $15,000 compared to an investment income of $35,000 in the 2014 period.

Liquidity and Capital Resources

At June 30, 2015, we had working capital of $19,636,000, which included cash, cash equivalents and short term investments of $20,431,000.  We reported a net loss of $4,220,000 during the six months ended June 30, 2015, which included $867,000 in net non-cash expenses consisting of stock-based compensation totaling $781,000, depreciation and amortization totaling $130,000, and other non-cash charges of $4,000, net of amortization of license fees totaling $48,000.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs into 2016. The Company is pursuing additional financing opportunities; however, there can be no assurance that the Company will be able to obtain sufficient additional financing on terms acceptable to the Company, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

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

In July 2012, the Company entered into the License Agreement with Ceva Santé Animale S.A., under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to the Company's Animal Health Assets. The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at June 30, 2015.

Under the License Agreement as of June 30, 2015, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Operating Activities

Net cash consumed by operating activities was $3,825,000 during the six months ended June 30, 2015. Cash was consumed by the loss of $4,220,000, less non-cash expenses of $915,000 for stock-based compensation, depreciation and amortization, and other non-cash charges, offset by the amortization of license fees totaling $48,000. The overall decrease in prepaid and other current assets, including accounts receivable, provided cash of $202,000, which is related due primarily to routine changes in operating activities.  There was a $674,000 decrease in accounts payable and accrued expenses in the six months ended June 30, 2015, primarily due to a decrease in accrued compensation.
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

 Investing Activities

Net cash inflows from investing activities provided $5,389,000 during the six months ended June 30, 2015. Sales of marketable securities investments totaled approximately $21,653,000 and marketable securities purchased totaled approximately $16,217,000.  A $47,000 use of cash was attributable to additional costs incurred from patent filings.
Net cash outflows from investing activities consumed $16,821,000 during the six months ended June 30, 2014. Purchases of short-term investments totaled approximately $28,420,000 and sales of short term investments of $11,715,000. A $113,000 use of cash was attributable to additional costs incurred from patent filings and approximately $2,000 was incurred from purchases of equipment.
Financing Activities

Net cash outflows from financing activities consumed $236,000 during the six months ended June 30, 2015 in scheduled payments under its debt agreements.
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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in $5,000 in patent impairment charges during the six month periods ended June 30, 2015 and no charges in the 2014 period.

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

Revenue Recognition:  The Company's revenues are recognized when products are shipped or delivered to unaffiliated customers. The SEC's Staff Accounting Bulletin No. 104, provides guidance on the application of generally accepted accounting principles to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104. Revenue is recognized under sales, license and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and (iv) collectability is reasonably assured.

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

Recently issued accounting pronouncements:  The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after December 31, 2015. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of June 30, 2015, approximately 20% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On January 7, 2015, the Company received a complaint, captioned Dr. John F. Bealer, a resident of Arapahoe County, individually v. Venaxis, Inc., a Colorado corporation, Case No. 2015CV30022.  This action was filed in the Arapahoe County District Court and subsequently transferred to Douglas County District Court.  The complaint includes allegations of breach of contract pertaining to the Assignment and Consulting Agreement between the Company and Dr. Bealer.   The Company believes that the allegations in the complaint are without merit and is vigorously defending against these claims. The parties are currently engaged in discovery activities.

On February 2, 2015, a putative class action complaint was filed against Venaxis and two of its current officers in the United States District Court for the District of Colorado.  The action is captioned Boldt v. Venaxis, Inc., et al., District of Colorado Case No.: 1:15-cv-00-222 ("Boldt Action").  The plaintiff in the Boldt Action alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5.  The Boldt Action plaintiff purports to represent a class of persons who purchased the Company's publicly traded securities between March 13, 2014, and January 28, 2015.  The Boldt Action plaintiff alleges that the Company made false and/or misleading statements regarding APPY1.  The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court.  Based on a review of the complaint, the Company believes that the allegations are without merit, and intends to vigorously defend against the claims.

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: August 11, 2015		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer