Form 10-Q
period 2015-09-30
Venaxis, Inc.
filed 2015-11-10
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of no par value common stock outstanding as of November 10, 2015 was 30,990,029.

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

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$3,230,308	$3,539,911
Short-term investments (Note 1)	15,701,902	20,998,789
Prepaid expenses and other current assets (Note 1)	462,763	357,083

Total current assets	19,394,973	24,895,783

Property and equipment, net (Note 2, 4 and 9)	1,990,138	2,103,880

Other long term assets, net (Notes 1 and 3)	1,698,761	1,724,190

Total assets	$23,083,872	$28,723,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$212,203	$437,519
Accrued compensation	179,210	609,417
Accrued expenses	244,405	325,400
Notes and other obligations, current portion (Note 4)	384,115	312,934
Deferred revenue, current portion (Note 7)	96,698	96,698

Total current liabilities	1,116,631	1,781,968

Notes and other obligations, less current portion (Note 4)	1,879,554	1,998,049
Deferred revenue, less current portion (Note 7)	1,186,189	1,258,713

Total liabilities	4,182,374	5,038,730

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
30,990,029 shares issued and outstanding	121,529,064	120,509,997
Accumulated deficit	(102,627,566)	(96,824,874)

Total stockholders' equity	18,901,498	23,685,123

Total liabilities and stockholders' equity	$23,083,872	$28,723,853

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three and Nine Months Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Sales	$57,089	$36,296	$92,894	$88,024
Cost of sales	14,533	12,391	26,636	44,298

Gross profit	42,556	23,905	66,258	43,726

Other revenue - fee	24,175	24,175	72,524	71,524

Operating expenses:
Selling, general and administrative	1,231,101	1,473,301	4,249,560	5,042,462
Research and development	426,263	1,119,315	1,686,413	3,121,760

Total operating expenses	1,657,364	2,592,616	5,935,973	8,164,222

Operating loss	(1,590,633)	(2,544,536)	(5,797,191)	(8,048,972)

Other income (expense):
Interest expense	(25,393)	(27,188)	(74,652)	(89,746)
Investment (loss) income	32,942	4,343	69,151	32,169
Other income	-	34,000	-	34,000
Total other income (expense)	7,549	11,155	(5,501)	(23,577)

Net loss	$(1,583,084)	$(2,533,381)	$(5,802,692)	$(8,072,549)

Basic and diluted net loss per share (Note 1)	$(0.05)	$(0.08)	$(0.19)	$(0.29)

Basic and diluted weighted average number of shares outstanding (Note 1)	30,990,029	30,990,029	30,990,029	27,838,257

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(5,802,692)	$(8,072,549)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	1,019,067	943,486
Depreciation and amortization	194,438	222,048
Amortization of license fees	(72,524)	(71,524)
Gain on sale of equipment	-	(34,000)
Other noncash charges	4,647	-

Change in:
Accounts receivable	(59,677)	4,730
Prepaid expenses and other current assets	236,822	236,999
Accounts payable	(225,316)	(259,067)
Accrued compensation	(430,207)	150,830
Accrued expenses	(80,995)	(444,367)
Deferred revenue	-	68,585

Net cash used in operating activities	(5,216,437)	(7,254,829)

Cash flows from investing activities:
Purchases of short-term investments	(21,208,206)	(32,486,785)
Sales of short-term investments	26,505,093	18,785,040
Purchases of property and equipment	-	(14,512)
Purchases of patent and trademark application costs	(59,914)	(127,346)
Proceeds from sale of equipment	-	34,000

Net cash provided by (used in) investing activities	5,236,973	(13,809,603)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	20,122,652
Repayment of notes payable and other obligations	(330,139)	(345,657)

Net cash (used in) provided by financing activities	(330,139)	19,776,995

Net change in cash and cash equivalents	(309,603)	(1,287,437)

Cash and cash equivalents at beginning of period	3,539,911	5,658,683

Cash and cash equivalents at end of period	$3,230,308	$4,371,246

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$74,936	$79,879

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the "Company,"  "we," "our" or "Venaxis") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2015 and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended September 30, 2015 are not necessarily an indication of operating results for the full year.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2015, the Company had approximate balances of cash and liquid investments of $18,932,000, working capital of $18,278,000, total stockholders' equity of $18,901,000 and an accumulated deficit of $102,628,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and into 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

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
• continuing to assess development steps for the next generation product, "APPY2"; and
• exploring other possible strategic options available to the Company.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities which are classified as trading securities. The purpose of the investments is to fund research and development, product development, U.S. Food and Drug Administration ("FDA") clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading securities are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term.

As of September 30, 2015, 10% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in short-term marketable securities with none individually representing a material amount of the portfolio and none with maturities past February 21, 2017. To date, the Company's cumulative realized market loss from the investments has not been significant. For the nine months ended September 30, 2015 and 2014, there was approximately $23,000 and $22,000, respectively, in management fee expenses.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of September 30, 2015 and December 31, 2014.

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

Revenues are recorded less a reserve for estimated product returns and allowances, which to date has not been significant. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

The Company extends credit to customers generally without requiring collateral. As of September 30, 2015, accounts receivable of $58,000, net of a $1,600 allowance for uncollectible accounts, has been included with prepaid expenses and other current assets on the accompanying balance sheet. At September 30, 2015, three customers accounted for 39%, 37% and 24% of total accounts receivable, respectively. During the nine months ended September 30, 2015, three European-based customers accounted for the total net sales, each representing 48%, 29% and 23%, respectively. At December 31, 2014, the Company did not have any accounts receivable. During the nine months ended September 30, 2014, two customers individually accounted for the Company's sales for the period, representing 78% and 22%, respectively.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. A financial decline of any one of the Company's large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts receivable. Increases in the allowance are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company's statements of operations. Write-offs of uncollectible accounts are charged against the allowance.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company's earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 6.2 million shares and 5.3 million shares for each of the three and nine month periods ended September 30, 2015 and 2014, respectively) would be to decrease the net loss per share.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	September 30, 2015 (Unaudited)	December 31, 2014

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	253,526
Laboratory equipment	1,112,480	1,112,480
Office and computer equipment	328,299	328,299

	5,391,044	5,391,044
Less accumulated depreciation	3,400,906	3,287,164

	$1,990,138	$2,103,880

Depreciation expense totaled approximately $36,000 and $47,000, and $114,000 and $150,000, for the three and nine month periods ended September 30, 2015 and 2014, respectively.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	September 30, 2015 (Unaudited)	December 31, 2014

Patents, trademarks and applications, net of accumulated amortization of $588,339 and $507,644, respectively	$1,311,522	$1,336,951
Goodwill	387,239	387,239

	$1,698,761	$1,724,190

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $114,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives for impairment upon significant changes in the Company's business environment. The testing resulted in no patent impairment charges for the three month period ended September 30, 2015 and $5,000 in patent impairment charges for the nine month period ended September 30, 2015. No impairment charges were recorded for the three and nine month periods ended September 30, 2014.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:
	September 30, 2015 (Unaudited)	December 31, 2014

Mortgage notes	$2,036,825	$2,150,608
Other short-term installment obligations	226,844	160,375

	2,263,669	2,310,983
Less current portion	384,115	312,934

	$1,879,554	$1,998,049
Mortgage notes:

The Company has a mortgage facility on its land and building. The mortgage is held by a commercial bank and includes approximately 32% that is guaranteed by the U.S. Small Business Administration ("SBA"). The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has the interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,000 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,000 through July 2023, which currently includes approximately $3,300 per month in interest and fees.

Future maturities:

The Company's total debt obligations require minimum annual principal payments of approximately $123,000 for the remainder of 2015, $301,000 in 2016, $166,000 in 2017, $1,268,000 in 2018, $82,000 in 2019, $85,000 in 2020 and $239,000 thereafter, through the terms of the applicable debt agreements.

Note 5. Stockholders' equity:

In April 2014, the Company completed a public offering of securities consisting of 8,335,000 shares of common stock at an offering price of $2.40 per share, generating approximately $20 million in total proceeds. Fees and other expenses totaled approximately $1,543,000, including a placement fee of 6.5%.

During the nine months ended September 30, 2014, warrants from a May 2013 public offering, were exercised to purchase 1,161,570 shares of common at $1.36 per share stock resulting in total proceeds of approximately $1,580,000.

During the nine months ended September 30, 2014, incentive stock options were exercised to purchase a total of 39,079 shares at an average of $2.09 per share of common stock resulting in total proceeds of approximately $82,000 and with a total intrinsic value when exercised of approximately $14,000.

Note 6. Stock options and warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company's 2002 Stock Incentive Plan, as amended (the "Plan"), and non-qualified options and warrants issued outside of the Plan.  At the Annual Shareholders Meeting held on September 1, 2015, the Company's shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 3,673,127 to 5,673,127.  The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the "Black-Scholes model").  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

The Company recognized total expenses for stock-based compensation during the three and nine months ended September 30, 2015 and 2014 which are included in the accompanying statements of operations, in the following categories:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014

Selling, general and administrative expenses	$214,848	$201,543	$910,854	$889,888
Research and development expenses	23,236	12,531	108,213	53,598

Total stock-based compensation	$238,084	$214,074	$1,019,067	$943,486

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the nine months ended September 30, as follows:

	2015	2014

Dividend yield	0%	0%
Expected price volatility	93%	96-126%
Risk free interest rate	1.39%	1.52-1.74%
Expected term	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the nine months ended September 30, 2015, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,854,258	$5.79
Granted	1,094,500	1.89
Exercised	—	—
Forfeited	(217,427)	3.64

Outstanding at September 30, 2015	2,731,331	$4.40	8.1	$—

Exercisable at September 30, 2015	1,793,897	$5.67	7.5	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2015.

During the nine months ended September 30, 2015, 344,000 options were issued to non-employee directors under the Plan, with an exercise price of $1.89 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2015, July 1, 2015, and October 1, 2015.  During the nine months ended September 30, 2015, 750,500 options were issued to officers and employees under the Plan, exercisable at an average of $1.89 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of the grant date and the remaining balance vesting over the following six quarters in arrears.

During the three and nine months ended September 30, 2015, no options were exercised.

During the nine months ended September 30, 2015, a total of 217,427 options outstanding under the Plan were forfeited, of which 37,154 were vested and 180,273 were unvested. The vested options were exercisable at an average of $11.36 per share and the unvested options were exercisable at an average of $2.05 per share. During the nine months ended September 30, 2014, a total of 41,561 options outstanding under the Plan were forfeited, of which 36,511 were vested and 5,050 were unvested. The vested options were exercisable at an average of $33.86 per share and the unvested options were exercisable at an average of $2.15 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the nine months ended September 30, 2015 and 2014, was approximately $461,000 and $1,047,000, respectively.   Based upon the Company's experience, approximately 85% of the outstanding nonvested stock options, or approximately 797,000 options, are expected to vest in the future under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the nine months ended September 30, 2015 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	319,652	$2.28	$1.85
Granted	1,094,500	1.89	1.34
Vested	(296,445)	2.03	1.56
Forfeited	(180,273)	2.05	1.48

Nonvested at September 30, 2015	937,434	$1.95	$1.42

At September 30, 2015, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $394,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Other common stock purchase options and warrants:

As of September 30, 2015, in addition to the stock incentive plan options discussed above, the Company had outstanding 3,455,935 non-qualified options and warrants in connection with offering warrants and a former officers' employment that were not issued under the Plan.

During the nine month periods ended September 30, 2015 and 2014, no stock options were granted outside of the Plan.  Operating expenses for the nine months ended September 30, 2015 and 2014 did not include any value related to stock-based compensation of non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the nine months ended September 30, 2015:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	3,455,935	$1.93
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at September 30, 2015	3,455,935	$1.93	2.5	$—

During the nine months ended September 30, 2015 no options or warrants issued outside the plan were exercised. For the nine months ended September 30, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2015.

The total fair value of non-qualified stock options previously granted that vested and became exercisable during the nine months ended September 30, 2015 and 2014, was zero. At September 30, 2015, there was no unrecognized cost for non-qualified options that will be recorded in the future.

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

In July 2012, the Company entered into an Exclusive License Agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU are included in accrued expenses on the accompanying balance sheet when they are due.  No fees were due at September 30, 2015.

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

Under the License Agreement as of September 30, 2015, the following future milestone payments are provided, assuming future milestones are successfully achieved:

•	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
•	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
•	Royalties, at mid-single digit to low double digit rates, based on sales of licensed products.

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, "Accounting for Collaborative Arrangements".  For financial reporting purposes, the license fees and milestone payments received from the applicable license agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the applicable license agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of September 30, 2015, deferred revenue of $96,698 has been classified as a current liability and $1,186,189 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the amortizable milestone revenue. During the nine months ended September 30, 2015 and 2014, $72,524 and $71,524, respectively was recorded as the amortized license fee revenue arising from the Ceva License Agreement.  During the three months ended September 30, 2015 and 2014, $24,175 and $24,175, respectively was recorded as the amortized license fee revenue arising from the Ceva License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid/achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to September 30, 2015	(273,413)

Net deferred revenue balance at September 30, 2015	$1,282,887

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Commitments and contingencies:

Employment commitments:

As of September 30, 2015, the Company had employment agreements with two officers providing aggregate annual minimum commitments totaling $655,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On January 7, 2015, the Company received a complaint, captioned Dr. John F. Bealer, a resident of Arapahoe County, individually v. Venaxis, Inc., a Colorado corporation, Case No. 2015CV30022.  This action was filed in the Arapahoe County District Court and subsequently transferred to Douglas County District Court.  A trial has been scheduled for the second quarter of 2016.  The complaint includes allegations of breach of contract pertaining to the Assignment and Consulting Agreement between the Company and Dr. Bealer.   The Company believes that the allegations in the complaint are without merit and is vigorously defending against these claims.

On February 2, 2015, a putative class action complaint was filed against Venaxis and two of its current officers in the United States District Court for the District of Colorado.  The action is captioned Boldt v. Venaxis, Inc., et al., District of Colorado Case No.: 1:15-cv-00-222 ("Boldt Action").  The plaintiff in the Boldt Action alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5.  The Boldt Action plaintiff purports to represent a class of persons who purchased the Company's publicly traded securities between March 13, 2014 and January 28, 2015.  The Boldt Action plaintiff alleges that the Company made false and/or misleading statements regarding APPY1.  The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court.  Based on a review of the complaint, the Company believes that the allegations are without merit.

On August 7, 2015, the Plaintiffs in the Boldt Action filed a Notice of Voluntary Dismissal Without Prejudice and thereupon the case was dismissed.

In the ordinary course of business and in the general industry in which the Company is engaged, it is not atypical to periodically receive a third party communication which may be in the form of a notice, threat or "cease and desist" letter concerning certain activities.  For example, this can occur in the context of the Company's pursuit of intellectual property rights.  This can also occur in the context of operations such as the using, making, having made, selling, and offering to sell products and services, and in other contexts.  The Company makes rational assessments of each situation on a case-by-case basis as such may arise.  The Company periodically evaluates its options for trademark positions and considers a full spectrum of alternatives for trademark protection and product branding.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management's opinion, have a material adverse effect on our business, financial condition and results of operations.

Note 9.  Subsequent Event:
Subsequent to September 30, 2015, on October 16, 2015, the Company entered into a contract to sell its corporate headquarters, land and building to a third party at a purchase price of $4,053,000.  The closing is expected to occur in December 2015. In addition to agreeing to the sale, the Company will lease back from the Buyer approximately 22,000 square feet (approximately 55% of the total square footage) in the building under a month to month lease that requires 60 days' notice by either party to terminate and notice cannot be made prior to January 31, 2016.  The lease payments will be approximately $22,000 per month base rent plus the Company's proportionate shares of expenses, taxes and utilities. The sale is expected to generate approximately $1.7 million in net cash after expenses and mortgage payoffs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2015, the Company had approximate balances of cash and liquid investments of $18,932,000, working capital of $18,278,000, total stockholders' equity of $18,901,000 and an accumulated deficit of $102,628,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other commercial and product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and into 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

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
• continuing to assess development steps for the next generation product, "APPY2"; and
• exploring other possible strategic options available to the Company.

Results of Operations

Comparative Results for the Nine Months Ended September 30, 2015 and 2014

Sales of $93,000 were recorded for the nine months ended September 30, 2015, as compared to sales of $88,000 in the 2014 period. The sales resulted from APPY1 product sales in the European Union ("EU"). Sales of the APPY1 System products have been to distributors primarily for initial stocking and market study orders in the EU under commercial development agreements.

Cost of sales totaled $27,000 and $44,000 (29% and 50% of sales) for the nine months ended September 30, 2015 and 2014, respectively.  Due to the relatively low sales levels, cost of sales fluctuates due to factors such as product mix, overhead and similar factors. Cost of sales for the nine months ended September 30, 2014 included approximately $15,500 expense for expired products.

During the nine month periods ended September 30, 2015 and 2014, $73,000 and $72,000, respectively, of license payments under the Ceva License Agreement was recognized as revenue.

Selling, general and administrative expenses in the nine months ended September 30, 2015 totaled $4,250,000, which is an approximately $793,000 or 16% decrease, as compared to the 2014 period. Commercialization, marketing, public company, compensation, and general operating related expenses decreased by approximately $1,244,000 in the 2015 period as the Company scaled back on its U.S. commercialization activities due to the FDA's January 2015 NSE determination with respect to the Company's APPY1 Test. These decreases were offset by an increase of approximately $293,000 in legal costs related to the ongoing litigation and $158,000 in strategic evaluation related costs.

Research and development expenses in the nine months ended September 30, 2015 totaled $1,686,000, which is approximately a $1,435,000 or 46% decrease, as compared to the 2014 period. The decrease was due primarily to a reduction of approximately $609,000 in clinical and regulatory expenses following the completion of the APPY1 clinical trial activities in early 2014. An additional decrease of $788,000 is related to reduced spending for APPY2 development and clinical activities in 2015.

Interest expense for the nine months ended September 30, 2015, decreased to $75,000 compared to $90,000 in the 2014 period. For the nine months ended September 30, 2015, the Company recorded investment income of approximately $69,000 compared to investment income of $32,000 in the 2014 period.

No income tax benefit was recorded on the net loss for the nine months ended September 30, 2015 and 2014, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2015 and 2014

Sales of $57,000 were recorded for the three months ended September 30, 2015, as compared to sales of $36,000 in the 2014 period. The sales resulted from APPY1 product sales in the EU. Sales of the APPY1 System products have been to distributors primarily for initial stocking and market study orders in the EU under commercial development agreements and the timing of sales are generally tied to the distributors ordering needs and cycles.

Cost of sales totaled $15,000 and $12,000 (25% and 34% of sales) for the three months ended September 30, 2015 and 2014, respectively.  Due to the relatively low sales levels, cost of sales fluctuates due to factors such as product mix, overhead and similar factors.

During each of the three month periods ended September 30, 2015 and 2014, $24,000 of license payments under the Ceva License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended September 30, 2015 totaled $1,231,000, which is an approximately $242,000 or 16% decrease, as compared to the 2014 period. Commercialization, marketing, public company, compensation, and general operating related expenses decreased by approximately $343,000 in the 2015 period as the Company scaled back on its U.S. commercialization activities due to the FDA's January 2015 NSE determination with respect to the Company's APPY1 Test. These decreases were offset by an increase of approximately $100,000 in strategic evaluation related costs.

Research and development expenses in the three months ended September 30, 2015 totaled $426,000, which is approximately a $693,000 or 62% decrease, as compared to the 2014 period. The decrease was due to a reduction of approximately $105,000 in clinical and regulatory expenses following the completion of the APPY1 clinical trial activities in early 2014. An additional decrease of $478,000 is related to reduced spending for APPY2 development and clinical activities in 2015.  Compensation related expenses were also decreased by $94,000 due to reduction in staff.

Interest expense for the three months ended September 30, 2015 was $25,000 compared to $27,000 in the 2014 period. For the three months ended September 30, 2015, the Company recorded investment income of approximately $33,000 compared to investment income of $4,000 in the 2014 period.  For the three month period ended September 30, 2014, the Company recorded a gain of $34,000 on sale of equipment.

Liquidity and Capital Resources

At September 30, 2015, we had working capital of $18,278,000, which included cash, cash equivalents and short term investments of $18,932,000.  We reported a net loss of $5,803,000 during the nine months ended September 30, 2015, which included $1,146,000 in net non-cash expenses consisting of stock-based compensation totaling $1,019,000, depreciation and amortization totaling $194,000, and other non-cash charges of $5,000, net of amortization of license fees totaling $73,000.

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

In July 2012, the Company entered into the License Agreement with Ceva Santé Animale S.A., under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to the Company's Animal Health Assets. The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU are included in accrued expenses on the accompanying balance sheet when they are due.  No fees were due at September 30, 2015.

Under the License Agreement as of September 30, 2015, the following future milestone payments are provided, assuming future milestones are successfully achieved:

•	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
•	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
•	Royalties, at mid-single digit to low double digit rates, based on sales of licensed products.

We have entered and may expect to continue to enter into additional agreements with contract manufacturers for the development/manufacture of certain of our products. The goal of this development process is to establish current good manufacturing practices (cGMP) required for our products. These development and manufacturing agreements generally contain transfer fees and possible penalty and/or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments. We may also consider acquisitions of development technologies or products should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company's FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

We have a permanent mortgage on our land and building held by a commercial bank that includes a portion guaranteed by the U.S. Small Business Administration. The loan is collateralized by the real property and the SBA portion is also personally guaranteed by a former officer of the Company. The commercial bank loan terms include a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion has an interest rate fixed at 3.95%, and the SBA portion bears interest at the rate of 5.86%. The commercial bank portion of the loan requires total monthly payments of approximately $11,700, which includes approximately $5,000 per month in interest. The SBA portion of the loan requires total monthly payments of approximately $9,000 through July 2023, which currently includes approximately $3,300 per month in interest and fees.
Subsequent to September 30, 2015, on October 16, 2015, the Company entered into a contract to sell its corporate headquarters land and building to a third party at a purchase price of $4,053,000.  The closing is expected to occur in December 2015. In addition to agreeing to the sale, the Company will lease back from the Buyer approximately 22,000 square feet (approximately 55% of the total square footage) in the building under a month to month lease that requires 60 days' notice by either party to terminate, and notice cannot be made prior to January 31, 2016.  The lease payments will be approximately $22,000 per month base rent plus the Company's proportionate shares of expenses, taxes and utilities. The sale is expected to generate approximately $1.7 million in net cash after expenses and mortgage payoffs.

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the investment parameters of the short term investments, the recoverability of current assets the fair value of assets, and the Company's liquidity. At this point in time, there has not been a material impact on the Company's assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company's results.

Operating Activities

Net cash consumed by operating activities was $5,216,000 during the nine months ended September 30, 2015. Cash was consumed by the loss of $5,803,000, less non-cash expenses of $1,218,000 for stock-based compensation, depreciation and amortization, and other non-cash charges, offset by the amortization of license fees totaling $73,000. The overall net decrease in prepaid and other current assets provided cash of $177,000, which is related due primarily to routine changes in operating activities.  There was a $737,000 decrease in accounts payable and accrued expenses in the nine months ended September 30, 2015, primarily due to a decrease in the level of development activities, clinical and regulatory operations and accrued compensation.

Net cash consumed by operating activities was $7,255,000 during the nine months ended September 30, 2014. Cash was consumed by the loss of $8,073,000, less non-cash expenses of $943,000 for stock-based compensation and $222,000 for depreciation and amortization, offset by the amortization of license fee totaling $72,000 and gain from sale of equipment totaling $34,000.  For the nine months ended September 30, 2014, net decrease in accounts receivable, prepaid and other current assets provided cash of approximately $242,000, primarily related to routine changes in operating activities. A net decrease of $553,000 in accounts payable and accrued expenses consumed cash from operating activities, primarily related to a decrease in costs of a clinical trial that was completed earlier in 2014. Cash provided by operations included an increase of approximately $69,000 in deferred revenue, under the Ceva License Agreement for the Company's Animal Health Assets.

Investing Activities

Net cash inflows from investing activities provided $5,237,000 during the nine months ended September 30, 2015. Sales of marketable securities investments totaled approximately $26,505,000 and marketable securities purchased totaled approximately $21,208,000.  A $60,000 use of cash was attributable to additional costs incurred from patent filings.

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

Financing Activities

Net cash outflows from financing activities consumed $330,000 during the nine months ended September 30, 2015 in scheduled payments under its debt agreements.

Net cash inflows from financing activities provided $19,777,000 during the nine month period ended September 30, 2014, consisting of $20,123,000 of cash received from the issuance of common stock less expended $346,000 for repayments under existing debt agreements.

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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in $5,000 in patent impairment charges during the nine month periods ended September 30, 2015 and no charges in the 2014 period.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of September 30, 2015, approximately 10% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015.

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

On February 2, 2015, a putative class action complaint was filed against Venaxis and two of its current officers in the United States District Court for the District of Colorado.  The action is captioned Boldt v. Venaxis, Inc., et al., District of Colorado Case No.: 1:15-cv-00-222 ("Boldt Action").  The plaintiff in the Boldt Action alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5.  The Boldt Action plaintiff purports to represent a class of persons who purchased the Company's publicly traded securities between March 13, 2014, and January 28, 2015.  The Boldt Action plaintiff alleges that the Company made false and/or misleading statements regarding APPY1.  The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court.  Based on a review of the complaint, the Company believes that the allegations are without merit.

On August 7, 2015, the Plaintiffs in the Boldt Action filed a Notice of Voluntary Dismissal Without Prejudice and thereupon the case was dismissed.

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

10.1
Amendment to the Venaxis, Inc. Amended and Restated 2002 Stock Incentive Plan, as amended, effective September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 1, 2015 and filed with the SEC on September 3, 2015).

10.2
Contract to Buy and Sell Real Estate, dated October 16, 2015, by and between Venaxis, Inc. as Seller and Tenant, and Niebur Golf Development LLC, as Buyer and Landlord (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 16, 2015 and filed with the SEC on October 21, 2015).

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 10, 2015		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer