Form 10-K
period 2015-12-31
Venaxis, Inc.
filed 2016-03-23
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2015, computed by reference to the closing price on that date was $11,852,000.

The number of shares outstanding of the registrant’s common stock at March 23, 2016, was 30,990,029.

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

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Venaxis’ actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Venaxis believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond the control of Venaxis, include, but are not limited to, our ability to: successfully identify a new strategic opportunity following the termination of the definitive agreements and related transactions with Strand Life Sciences Private Limited and its shareholders and its U.S. subsidiary, negotiate a definitive agreement with such alternative target and, if applicable, obtain all necessary approvals, including shareholder approval, retain the necessary management team to advance the Company’s strategic process, overcome adverse changes in market conditions, maintain, obtain and enforce intellectual property rights, realize value of intangible assets  and deal with general business conditions; and other factors referenced herein in “Risk Factors.”

PART I

ITEM 1.    BUSINESS.

In this Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) we refer to Venaxis, Inc., a Colorado corporation, as “Venaxis,” the “Company,” “we,” “us” and “our.”

Overview

Prior to early 2016, Venaxis® was an in vitro diagnostic company that was focused on obtaining clearance from the U.S. Food and Drug Administration (“FDA”) for and commercializing its blood-based test to serve as an adjunctive test in the diagnosis and treatment of acute appendicitis in children, adolescent, and young adults.  Our current test, the APPY1 Test, is a CE marked rapid blood test panel for aiding in identifying patients in the emergency department who are at low risk for acute appendicitis.  We are not aware of any blood test that is cleared by the FDA to aid in ruling out appendicitis and are not aware of any competitors in this area.  The APPY1 Test has not been cleared by the FDA despite our performance of clinical trials, including our pivotal clinical trial for the APPY1 Test, which was completed in early 2014.  The data demonstrated high sensitivity and high negative predictive value (“NPV”), similar to other adjunctive tests for other conditions currently in use by physicians.  In March 2014, we submitted a de novo request to the FDA for the APPY1 System.  In June 2014, the FDA sent us an Additional Information (“AI”) request, which is typical of this type of submission.  We were in communication with the FDA several times while gathering the responsive information. In December 2014, we filed a response as a submission amendment.  On January 27, 2015, the FDA notified us that it had determined that the APPY1 Test does not meet the criteria for market clearance as a class II device based upon data and information in our de novo submission and subsequent amendment.  We engaged in a number of conversations with the FDA between January and October of 2015, and determined that we did not have the financial resources to advance development of the APPY1 Test to FDA clearance.  By that time, we were well advanced in our pursuit of strategic alternatives for the Company, as further described below, and determined that it was prudent for us to attempt to monetize our appendicitis-related assets or partner with another company to further develop such assets.

Following the receipt of the FDA letter, Venaxis began to explore its strategic alternatives, which included continued pursuit of regulatory approval for the APPY1 Test, focusing its resources on the research and development of its APPY2 product candidate and seeking other technologies and opportunities.  During February and March 2015, Venaxis concentrated its efforts on working with the FDA and preparing additional information with respect to its APPY1 and APPY2 products, but also began to seek diversification alternatives.  As further described below, in October 2015 Venaxis entered into a non-binding letter of intent with Strand Life Sciences Private Limited (“Strand”) and, from October 2015 through January 2016 negotiated definitive agreements with Strand.  Venaxis entered into a series of definitive agreements with Strand, its U.S. subsidiary, Strand Genomics, Inc. (“SGI”) and the shareholders of Strand on January 26, 2016. However, on March 11, 2016, Venaxis, Strand and SGI entered into a Mutual Termination Agreement to terminate such definitive agreements.  The parties determined that the transactions contemplated by definitive agreements were not able to be completed timely, despite the parties’ respective best efforts, and the continued uncertainty was negatively impacting the efforts of the parties to advance their respective businesses.

Following the recent termination of the Strand transaction, the Company has begun evaluating potential strategic alternatives. The Company expects, in the near term, to establish the primary criteria it will consider as it evaluates its next steps and strategic path forward with the goal of maximizing value for its shareholders. As a result of the current market trends and uncertainties, and the impact on many companies, management believes that there may currently be attractive opportunities available to the Company.

Recent Developments

As noted above, on January 26, 2016, Venaxis entered into a Master Agreement with Strand and SGI, and into a series of share sale and investment agreements with the holders of more than 90% of the Strand shares, and a subsidiary of Venaxis entered into an Asset Purchase Agreement with SGI.  On March 11, 2016, Venaxis, Strand and SGI entered into a Mutual Termination Agreement to terminate these definitive agreements.  Pursuant to the Mutual Termination Agreement, each of the parties was relieved of any obligations or responsibilities under the Master Agreement and other transaction agreements.  Each of the parties remains responsible for its respective transaction-related costs.

On February 25, 2016, we completed the sale of our corporate headquarters, land and building, to a third party at a purchase price of $4,053,000.  The sale generated approximately $1.7 million in net cash after expenses and mortgage payoffs. In addition to agreeing to the sale, we will lease back space in the building under short-term lease agreements that provide office and storage space required for our current level of operations.

Following our decision to monetize our appendicitis-related assets, coupled with declining sales levels of the APPY1 products in the European Union (“EU”) well below break-even, and in order then to advance in the Strand transaction, we decided in early 2016 to begin winding down the APPY1 commercial activities in the EU.  We have informed our distributors of our decision to exit the appendicitis business and provided termination notices under our distribution agreements.

Pursuit of Strategic Alternatives

The strategic alternatives that we began to explore in early 2015 included continued pursuit of regulatory approval for the APPY1 Test, focusing our resources on the research and development of our APPY2 product candidate and seeking other technologies and opportunities.  During February and March 2015, we concentrated our efforts on working with the FDA and preparing additional information with respect to our APPY1 and APPY2 products, but also began to seek diversification alternatives.
During the first quarter of 2015, management conducted an early assessment of companies with point of care (“POC”), diagnostic or CLIA –based platforms and/or product offerings in development or early commercialization that could present potential strategic combination, licensure or joint venture opportunities for Venaxis.  Some considerations included the regulatory approval status, potential menu expansion with APPY2 and industry-based considerations.  The board of directors authorized Venaxis’ management, along with its advisors, to initiate more extensive strategic opportunity evaluations.  Venaxis engaged a strategic advisor to assist the company in its search for suitable diagnostic companies to create value opportunities for shareholders.  Management had developed a screening process focused on companies with commercial or near commercial launch status, capital efficiency, ability to complete a transaction, and product offerings in an industry where a significant market opportunity existed, followed by secondary screening criteria focused on addressable market and product or technology attributes, management and commercial capabilities and financial status.  Venaxis and its advisors evaluated over 150 companies and approximately 28 companies were classified as high-interest based on the developed screening criteria.
By the end of July 2015, Venaxis had narrowed its list to four potential targets, including Strand, and simultaneously continued due diligence while also discussing preliminary deal terms. By early September 2015, Venaxis had performed diligence on all four targets and exchanged non-binding term sheets with three of them.  In September 2015, the Venaxis board of directors authorized management to focus on the transaction with Strand.
Strand is a privately-held, global genomics and bioinformatics company. It operates clinical reference labs in the U.S. through its wholly owned subsidiary SGI, and provides testing and lab services in India and other world-wide markets.  Strand is commercializing a next generation sequencing (NGS) based, targeted, multi-gene, pan-cancer diagnostic panel in select international markets and has engaged in initial commercialization activities in the United States.

Over the summer of 2015, indications of interest were shared among the parties and initial transaction structures explored.  Venaxis management met Strand management.  A non-disclosure agreement was signed in early July 2015 and initial due diligence commenced.
A non-binding term sheet was executed in October 2015.  From October 2015 through mid-January 2016, the parties engaged in due diligence and negotiation of definitive agreements.  Following receipt of approval from the holders of more than 90% of the Strand shares, plus the boards of Venaxis, Strand and SGI, the parties entered into a Master Agreement on January 26, 2016, Venaxis entered into a series of share sale and investment agreements with the Strand shareholders holding more than 90% of the Strand shares, and a subsidiary of Venaxis and SGI entered into an Asset Purchase Agreement.
Both Venaxis and Strand believed that, following consummation of the transactions, the combined company would:
•	have resources and management experience to support a more rapid commercialization launch for the Strand products in the U.S. and development of its pipeline of product candidates;
•	provide access to the public U.S. markets to provide financing alternatives to Strand;
•	provide additional public company experience and diagnostic experience to Strand from the Venaxis management team and board of directors;
•	increase potential to provide shareholder value to the legacy Venaxis and Strand shareholders;
•	following the first closing contemplated by the definitive agreements, increase the combined company's visibility among both institutional and retail investors; and
•	potentially provide for other growth opportunities for the combined company with a public currency.
On February 5, 2016, Venaxis filed a preliminary proxy statement with the SEC in connection with the Strand transaction.  The SEC staff informed us that the preliminary proxy statement had been selected for a full review.  The parties continued to work towards consummating the transactions while such review was going on, however, Venaxis, Strand and SGI determined that the transactions contemplated by the Master Agreement and other transaction agreements were not able to be completed timely, despite the parties’ respective best efforts, and the continued uncertainty was negatively impacting the efforts of the parties to advance their respective business plans.  Therefore, on March 11, 2016, they entered into the Mutual Termination Agreement. On March 14, 2016, the SEC was notified that the Strand transactions had been terminated.
Public Company Status

Venaxis’ common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company files periodic and current reports in accordance the rules and regulations of the SEC.  The Company’s common stock is listed on the NASDAQ Capital Market.  On March 13, 2015, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2).  NASDAQ stated in its letter that in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company would be provided 180 calendar days, or until September 9, 2015, to regain compliance with the minimum bid price requirement.  That compliance period was extended by NASDAQ for an additional 180 day period in September 2015.  The Company did not regain compliance with the minimum bid price rule by March 8, 2016.  On March 9, 2016, the Company received a letter from NASDAQ notifying the Company that the Company failed to comply with the NASDAQ Listing Rule 5810(b) and that the Company’s common stock was scheduled for delisting from the NASDAQ Capital Market at the opening of business on March 18, 2016, as a result of noncompliance with such Listing Rule and the Minimum Bid Price Rule during the prior 180-day period, unless the Company requested an appeal of such determination on or before March 16, 2016.  The Company requested such appeal on March 12, 2016 and has a hearing with the NASDAQ Hearings Panel on April 21, 2016.  The hearing request automatically stayed delisting of the Company’s common stock pending the Panel’s decision. There can be no assurance that the Company’s appeal will be successful. If the Company’s common stock is delisted, it may be eligible to continue to be quoted on an OTC Bulletin Board or in the “Pink Sheets.”

On February 29, 2016, the Company mailed a definitive proxy statement to its shareholders seeking approval, at a Special Meeting, of a reverse stock split proposal.  In such proxy statement, the board of directors seeks approval of a proposal to authorize the board of directors to effect, in its discretion (if the board of directors determines that a reverse stock split is in the best interests of the Company to maintain NASDAQ Capital Market listing), a reverse stock split of the outstanding shares of common stock in a ratio of at least one-for-four and of up to one-for-ten, to be determined by the board of directors, and, in connection with such reverse stock split, approve a corresponding amendment and restatement of the Company’s Articles of Incorporation, as amended, subject to the authority of the board of directors to abandon such amendment and restatement.
The Special Meeting of Shareholders is scheduled for March 24, 2016, beginning at 3:00 p.m. local time, at the offices of the Company’s counsel, Ballard Spahr, LLP, in Denver Colorado.  The Company believes that if the reverse stock split is approved and effectuated by the board of directors, and if the common stock closing price then closes above the $1.00 per share minimum bid price for 10 consecutive trading days prior to the NASDAQ hearing, the Company will be able to regain compliance with the applicable NASDAQ requirements.
APPY1 System
We began product development of our blood-based appendicitis test in 2003, and conducted a number of clinical trials and other studies, which results have been described in our filings with the SEC.  Following receipt of the FDA’s letter in January 2015, we had a number of conversations with FDA to discuss potential paths forward for our APPY1 Test.  Venaxis management and advisors met with the FDA in June 2015 to discuss potential modifications to the APPY1 product labeling as well as the possible gathering of additional clinical data which might support revised indications for use.  Subsequent to that meeting, Venaxis, in conjunction with its advisors, developed revised indications for use for APPY1, as well as a proposed plan for gathering additional clinical data to support the modified claims. The proposal included combining the results of the already completed clinical study, with additional new prospective patient samples from subjects to be enrolled under the new indications for use. The proposal also included a formal request for a meeting with the FDA. Venaxis submitted its revised proposed plan to the FDA on July 27, 2015, and a pre-submission meeting was scheduled for October 2015.
On October 1, 2015, we received comments from the FDA addressing our proposed plan and the revised indications for use for APPY1.  While the FDA was generally favorable to the revised indications for use that we had proposed, they did not agree that the retrospective samples (samples collected in our CP12 clinical trial conducted in 2013-2014) could be included in a revised study intended to validate the revised indications for use.  Instead, the FDA indicated that we would be required to conduct a completely new prospective clinical study.
Based upon this advance written feedback from the FDA, and in light of management’s estimation of the significant time and resources necessary to complete such a study, we determined that the best use of the already scheduled meeting time with the FDA was to shift the focus of the meeting to the potential regulatory paths we could consider for the APPY2 assay.  The meeting with the FDA to discuss APPY2 was open and collaborative.   The FDA framed their concerns around the APPY1 performance and related claims and we discussed how we might provide indications for use on APPY2, assuming the performance results of APPY2 in a future clinical trial would be similar to the performance results seen to-date.  The FDA did indicate their commitment to a collaborative process going forward, including their commitment to assist us in the process of both the review of APPY2’s prospective study data, and with the appropriate labeling thereafter.  However, before we could begin a new clinical trial, we would have needed to complete a full validation of the APPY2 assay on a new instrument platform. Such work on developing a new platform with new assays was estimated to be very extensive in terms of time and resources. Therefore, we believed it was not prudent for Venaxis to advance with the appendicitis program as our primary business focus going forward, and have looked to monetize our appendicitis-related assets.
We believe our appendicitis-related assets, including our samples, intellectual property and development assets described below, have value and can be used by a prospective purchaser, partner or licensor to complete the necessary development work to seek FDA clearance.  We believe the main benefit of the APPY1 or APPY2 products, if FDA-clearance can be secured, will be to provide the physician with objective information that will aid in the identification of patients at low risk for appendicitis and, thereby, potentially reduce the exposure to radiation from, and the expense associated with, the use of computed tomography (“CT”) scans that are currently performed on these patients.  In addition, we believe the test can potentially save significant costs through improved patient throughput in emergency departments.  To date, we have not identified a purchaser for our appendicitis-related assets.

The following is a description of our appendicitis-related assets, including a description of our 2014 pivotal clinical trial that led to our 510(k) clearance application submission.

Product Description and Development

The APPY1 System consists of a small fluorometer (APPYReader® Instrument) and consumable test products (APPYReader QC Cassette, APPY1 Controls and APPY1 Test).  The APPYReader® Instrument measures fluorescence from the APPY1 Test cassette and the APPYReader QC Cassette, the APPYReader QC Cassette ensures proper functioning of the APPYReader® Instrument and the APPY1 Controls ensure proper functioning of the APPY1 Test components.  The APPY1 Test is explained in detail below.

The APPY1 Test is a rapid blood test panel that combines the concentrations of three analytes, WBC, CRP and Venaxis’ patented myeloid-related protein 8/14 (MRP 8/14, also known as S100A8/A9 or calprotectin) using a proprietary algorithm to provide a qualitative result to the physician to aid in the identification of patients at low risk for acute appendicitis.  Plasma concentrations of MRP 8/14 and CRP are determined by an immunoassay and measured by the APPYReader® Instrument, and the WBC value is obtained from the hospital’s hematology analyzer and entered by the user into the APPYReader® Instrument.  The proprietary algorithm uses the concentrations of MRP 8/14 and CRP as well as the WBC value to calculate an APPY1 Test result.  These results are displayed on the display screen and are also included on a patient printout from the APPYReader® Instrument.  The test is designed to be run in approximately 20 minutes by trained laboratory personnel.

A negative APPY1 Test result used in conjunction with other clinical information has the potential to aid the physician in patient evaluation and the identification of those who are at low risk for acute appendicitis, and subsequently, provide an opportunity to avoid radiation exposure.  Additional potential benefits include helping physicians consider more conservative management with respect to acute appendicitis, facilitating more rapid disposition in a portion of pediatric patients that present with lower right quadrant abdominal pain consistent with acute appendicitis and reducing the duration of emergency department length of stay, a leading cause for emergency department overcrowding.  Children, adolescents and young adults are of particular concern as they have the highest incidence of acute appendicitis and a heightened risk from radiation-induced cancer due to their young ages.  The primary focus of our recent efforts has been directed toward obtaining U.S. regulatory clearance for the APPY1 Test for children, adolescents and young adults.

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

Product Development Activities

We refer to our next generation product development efforts as APPY2.  Our goal was to develop APPY2 with the high sensitivity shown by the APPY1 Test, but with increased specificity, which would allow us to potentially enhance our clinical claims.  Additionally, we believe expanding the indication for APPY2 to include adults in addition to pediatric and adolescent patients, could expand the market potential of the product.  The primary reasons why we believe APPY2 can be successfully developed are:

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

In early 2014, we signed long-term distribution agreements with EMELCA Bioscience covering the Benelux Territories and with Laboratories Rubio covering Spain.  In early 2015, we replaced EMELCA Bioscience with a long-term distribution agreement with The Surgical Company BV covering the Benelux Territories. In March 2015, we signed a long-term distribution agreement with SEBAC, (associated with The Surgical Company), covering France.  In June 2015 Cremascoli & Iris S.r.l. signed a long-term distribution agreement with Venaxis covering Italy.  These agreements contain minimum annual revenue thresholds as well as product pricing terms that meet our targeted levels.  During 2015 we continued to advance market development activities and having discussions with prospective distributors in other major EU markets.  To support these efforts, we had engaged an EU based managing director to assist in the sales and marketing efforts outside of the U.S.  Given our decision to monetize our appendicitis-related assets, in early 2016 we notified our distributors that we were not pursing the APPY1 product offerings, and we provided notices to terminate the distribution agreements.

In February 2015, we filed to expand our current CE mark for the APPY1 Test to include adult patients in addition to children and adolescents.  We were able to achieve this expanded certification based on an evaluation of the performance of the APPY1 Test in several hundred adult subject samples, which were collected and analyzed in late 2014.  The APPY1 Test assay demonstrated sensitivity of 97.5%, negative predictive value of 98.4%, and specificity of 36.5% in these adult patients, which was very comparable to the results in children and adolescents.  By adding the adult claim in the export market, we increased the market potential for the APPY1 Test in the EU.  We estimate that by adding the adult indication the total market potential for APPY1 testing could increase by as much as three times in the EU.

Following our decision to monetize our appendicitis-related assets, coupled with declining sales levels of the APPY1 products in the EU well below break-even, and in order to advance in the Strand transaction, we decided in early 2016 to begin winding down the APPY1 commercial activities in the EU.  We have informed our distributors and the EU managing director of our decision to exit the appendicitis business and provided termination notices under our corresponding agreements.

Acute Appendicitis

Acute appendicitis is a rapidly progressing condition which typically causes lower abdominal pain to increase over a period of 12 to 48 hours from onset of symptoms to perforation.  This progressive pain period is variable, however, and can be sustained for 48 hours or more.  Failure to accurately diagnose and treat acute appendicitis before perforation can lead to serious complications and, in some cases, death.  The current diagnostic and treatment paradigm for acute appendicitis includes many factors, such as a review of the patient’s clinical presentation including signs and symptoms, health history, blood chemistry, temperature and white blood cell count.  In the United States, patients who are considered to be at risk for acute appendicitis are frequently sent for CT or ultrasound imaging for further diagnosis and then surgery, if indicated.  Misdiagnosis of acute appendicitis can lead not only to unnecessary surgery but also to the delay of proper therapy for the actual underlying condition.  Physicians also face the dilemma of minimizing the negative appendectomy surgery rate without increasing the incidence of a life threatening perforation among patients presenting with symptoms of suspected acute appendicitis.  Unfortunately, imaging-based methods and interpretations can be inconclusive or lead to an inaccurate or inconclusive diagnoses.  To date, there appears to be no individual sign, symptom, test, or procedure capable of providing either a conclusive rule-in or rule-out diagnosis of acute appendicitis.  Although CT scans are a widely used diagnostic tool in the United States, their results are subject to interpretation and can be inconclusive in addition to subjecting patients to potentially harmful radiation.  Over the past decade there has been increasing concern over radiation exposure caused by imaging.  In 2010, the FDA released a report titled “Initiative to Reduce Unnecessary Radiation Exposure from Medical Imaging.”  We believe that the risks highlighted in reports such as this FDA Report could have positive implications for a test like the APPY1 Test which, if cleared, could be used to help physicians determine which patients are at low risk for the disease and potentially avoid CT scanning.  We expect the APPY1 Test will provide an additional objective tool to assist physicians in their initial clinical evaluation of patients with acute abdominal pain indicative of acute appendicitis.

It is estimated that approximately 5-7% of the population will be diagnosed with appendicitis in their lifetime, with the peak age range for the disease being the early teens.  Published data from several sources indicate that in the United States, 3-15% of appendectomies remove a normal appendix due primarily to incorrect diagnosis prior to surgery.  In addition to health risks, hospital charges for unnecessary (negative) appendectomies are estimated to cost approximately $740 million annually in the United States alone.  Acute appendicitis is one of the leading causes of medical malpractice claims in the United States due to many factors, including high diagnostic error rates, negative appendectomies and increased cost and complications in cases where the appendix perforates.  Diagnosing patients presenting with abdominal pain remains one of the most common and challenging conditions in emergency medicine.  Based on the EU Market Study that we conducted in 2012, results indicated that 10% of the over 217 million patients that visited European and U.S. hospital emergency departments in 2010 had the primary complaint of abdominal pain.  The study also showed that appendicitis had the highest incidence in patients 10-19 years of age.

The rate of negative appendectomy is thought to be impacted by the use of CT scans in that such rates are considerably higher in places that do not use CT scans.  In the U.S. alone, according to National Hospital Ambulatory Medical Care Survey data from the Centers for Disease Control and Prevention (CDC), in 2009 there were approximately 9.6 million patients who entered emergency departments complaining of abdominal pain.  Out of this total, 6.6 million had CBC work-ups, which includes WBC count, 3.2 million underwent CT imaging studies and 1.2 million underwent ultrasound procedures.  Approximately 280,000 of these total patients were diagnosed as having acute appendicitis and underwent appendectomies.  Included in these totals were 2.1 million patients (approximately 21%) who were children, adolescents and young adults aged 2 to 20.  Out of this sub-population, 1.1 million had CBC work-ups performed, 417,000 underwent CT imaging and 259,000 underwent ultrasound procedures.  Approximately 100,000 of this group of patients were diagnosed as having acute appendicitis and underwent appendectomies.

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

APPY1 System Raw Materials and Suppliers

Our APPY1 System products include a reader instrument (APPYReader) and the consumable test products consisting of test cassettes, controls and packaging.  The APPYReader has been manufactured for us by a well-established vendor based in Germany.  All of our readers were shipped to our facility for final testing and release prior to shipment to customers and clinical trial sites.  Consumable test product components have been manufactured at the Venaxis facility.  Raw materials and certain sub-components are acquired from a number of suppliers.  All significant vendors are qualified based upon a quality review, which may also include on-site quality audits.

Animal Healthcare

Effective May 1, 2004, we entered into an exclusive license agreement (WU License Agreement) with Washington University in St. Louis (WU), which granted us an exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export.  The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement).  We have agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties and other payments.  Royalties payable to WU under the WU License Agreement for covered product sales by us, directly or indirectly, carry a mid-single-digit royalty rate and for sublicense fees received by us carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by us with ninety days advance notice at any time and by WU with sixty days advance notice if we materially breach the WU License Agreement and fail to cure such breach in a designated period.

In July 2012, we entered into an exclusive license agreement (License Agreement) with Ceva Santé Animale S.A. (Licensee), under which we granted the Licensee an exclusive royalty-bearing license to our intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Animal Health Assets).  The License Agreement includes a sublicense of the technology licensed to us by WU and a license to the assets acquired from Novartis under the Termination Agreement described below.  Under the terms of the WU License Agreement, a portion of the license fees and royalties we receive from sublicensing agreements will be paid to WU.  Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone (LH) and/or follicle-stimulating hormone (FSH) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  We also granted the Licensee an option and right of first refusal to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Intellectual Property

Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for Venaxis’ first generation and future generation versions of tests.  Strong scientific and technical progress remains the basis for these innovative efforts.

APPY1 Intellectual Property

Beginning in 2004, we initiated the establishment of an intellectual property portfolio for the acute appendicitis testing technology and products that have been used in the development of the APPY1 Test.  We have filed for and are pursuing extensive patent coverage related to several aspects of the initial discovery and various test applications.  Further enhancement and expansion of our proprietary patent position is ongoing with respect to the scope of protection for our first generation and future generation versions of the test.  Scientific and technical progress remains the basis for these efforts.  In March 2009, the United States Patent and Trademark Office issued our patent directed to methods relating to our appendicitis diagnostic technology.  This patent, No. 7,501,256 (expires February 7, 2026), is entitled “Methods and Devices for Diagnosis of Appendicitis.”  Additional U.S. patents, No. 7,659,087 and No. 7,670,769, were issued on February 9, 2010 and March 2, 2010, respectively (both expiring July 25, 2025).  At this time, patents have been issued in the following foreign countries: Australia, Hong Kong, Israel, Japan, New Zealand, Singapore and South Africa.  A patent was also granted by the European Patent Office and subsequently validated in the following European countries: Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.  In late 2014, we were notified that the Canadian patent applications have been allowed and the patent will grant in 2015. On March 24, 2015 Canadian patent 2,574,991 was granted.

In late 2012, additional U.S. utility and patent cooperation treaty (PCT) patent applications were filed for the appendicitis testing technology and products.  The patent filings focus on the newly developed multiple-marker technology, providing patent coverage for using the MRP 8/14 levels in a given sample in conjunction with CRP levels and WBC count among a number of other evaluated marker combinations in order to provide an increasingly robust test to aid in the management of low risk patients suspicious for appendicitis.  Additionally, the patent filings claim a method for ruling out appendicitis based on multiple markers, a device or system for assessing a subject based on a plurality of markers, and a kit or device to determine the value of a biomarker in a given sample.  Currently, these filings are in application phase and not yet granted in any specific countries.

In May 2003, we entered into an Assignment and Consultation Agreement (the Bealer Agreement) with Dr. John Bealer.  The Bealer Agreement transferred to us ownership rights from Dr. Bealer for inventions and related improvements to technology associated with human appendicitis diagnostics involving protein antigens.  The consideration for the Bealer Agreement was the payment of a future royalty to Dr. Bealer based upon a low double digit rate applied to revenues, all as defined under the Bealer Agreement.  The Bealer Agreement contained confidentiality provisions, provided for the assignment of all patent rights to us (which has occurred) and restrictions on the assignability of the agreement.  The Bealer Agreement continued for the longer of twenty years or the expiration of the last of our applicable patents to expire.  We had the right to terminate the Bealer Agreement if we, in our reasonable judgment, decide we have no interest in pursuing the opportunity as defined under the agreement.  On January 7, 2015, Venaxis received a complaint, captioned Dr. John F. Bealer, a resident of Arapahoe County, individually v. Venaxis, Inc., a Colorado corporation, Case No. 2015CV30022.  This action was filed in the Arapahoe County District Court and subsequently transferred to Douglas County District Court.  The complaint included allegations of breach of contract pertaining to the financial provisions of the Bealer Agreement.  In December 2015, the parties to the litigation settled the litigation, without any admission of liability, with payment of an undisclosed sum to Dr. Bealer. In connection with the settlement the Bealer Agreement was terminated.

Animal Health

Our animal health patent portfolio originated under the exclusive license agreement with WU, under which we obtained intellectual property rights to WU’s patent estate.  This extensive portfolio consists of both patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products under development.  The term of the WU License Agreement ends upon the expiration of the last patent to expire.  Patents in the estate have expiration dates ranging from 2010 to 2019.  WU has filed, and continues to file, patent applications to expand and extend the patent coverage of the WU technology.  We reimburse WU for the costs of such patent filings, namely prosecution and maintenance fees.  Additional patents in the animal health portfolio have been filed by us outside of the WU License Agreement.

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

A patent filing for the equine follicle stimulating hormone technology was filed in 2008, entitled “Activity of Recombinant Equine Follicle Stimulating Hormone.”  This patent family provides coverage for the single chain eFSH itself, methods of administering reFSH, the timing of administration, and dosage given in order to increase reproductive activity in treated animals.  The first patent in the patent family was granted in China in April 2013 (200880123523.8) expiring November 28, 2028.  The U.S. Patent for this family was granted in September 2014 (8,835,386) expiring November 28, 2028. The patent was granted for Canada (2,685,437) on June 2, 2015 and will expire February 8, 2028. Currently, there are additional foreign patent applications that are in prosecution.

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

Payment Terms — For the APPY1 Test, we did not provide extended payment terms, other than to support certain new product introductions, and then with terms of no more than 45-60 days.

Revenues — During the year ended December 31, 2015, three European-based customers accounted for total net sales, each representing 52%, 26% and 22%, respectively.  During the year ended December 31, 2014, two European-based customers accounted for total net sales, each representing 89% and 11%, respectively.  At December 31, 2015 and 2014, Venaxis did not have any accounts receivable.

Research and Development

We expended approximately $2,159,000 on total research and development in 2015, and $4,035,000 in 2014.  In 2015, we completed all development work we intend to pursue related to APPY1 and APPY2.  The Licensee conducts all research and development activities with respect to the animal health assets.

Regulatory Matters

FDA

The FDA has regulatory marketing authority in the United States over our APPY1 System. Venaxis operated under 21 CFR Part 820 regulations (U.S.) and ISO13485 standards (EU) for cGMP manufacturing of medical devices.

The FDA’s Center for Devices and Radiological Health (CDRH) is responsible for regulating firms who manufacture, repackage, re-label and/or import medical devices sold in the United States.  Medical devices are classified into Class I, II and III.  In-vitro diagnostic medical devices are regulated by the CDRH Office of In-vitro Diagnostic Devices and Radiological Health (OIR).  Our APPY1 Test was anticipated to be classified as a non-invasive Class II medical device by the FDA, requiring a de novo submission.  Generally, FDA product clearance for diagnostic products is granted after specific clinical trials, analytical testing and demonstrated compliance to performance standards has been achieved to the agency’s satisfaction.  There is no assurance that FDA clearance will be obtained to market the acute appendicitis test.

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

Properties

We maintain our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us in 2003. In February 2016 we completed the sale of our corporate headquarters land and building to a third party, as further disclosed below.  The Company believes that its facilities are adequate for its near-term needs.

On February 25, 2016, we completed the sale of our corporate headquarters land and building to a third party at a purchase price of $4,053,000.  The sale generated approximately $1.7 million in net cash after expenses and mortgage payoffs. In addition to agreeing to the sale, we will lease back space in the building under short term lease agreements that provide office and storage space required for our current level of operations.

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

Corporate Information

We are located at 1585 S. Perry Street, Castle Rock, CO 80104.  Our phone number is (303) 794-2000 and our facsimile number is (303) 798-8332.  We currently employ five full-time employees.  We believe our relationships with our employees are good.  We also regularly use part-time interns and additional temporary and contract personnel depending upon our research and development needs at any given time.  We maintain a website at www.venaxis.com.

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

Risks Related to Our Business

We may not be successful in the pursuit of a strategic alternative.

Following termination of the Strand transactions, management promptly turned its attention to an evaluation of other strategic alternatives available to us.  As of February 29, 2016, we have approximately $17,800,000 in cash, cash equivalents, and investments, and we hope to maintain our NASDAQ Capital Market listing as described below under “Risks Related to our Securities.”  We may not be successful in identifying and successfully negotiating a transaction with another target company, as merger and acquisition transactions are highly uncertain of success, or obtaining shareholder approval of any such transaction.  If we are not able to identify, negotiate and consummate a transaction with another company, we will be unable to continue our business and may need to dissolve.

We may be unable to monetize or support our other assets (appendicitis and animal health) on a timely basis or at all, which could distract management’s attention from the core pursuit of exploring strategic alternatives, and could have a negative impact on our financial condition.
We intend to attempt to monetize the legacy Venaxis appendicitis portfolio and support our animal health assets to maximize liquidity.  We may not be successful in such endeavors, could realize less than we anticipate in the disposition or support of such assets, could incur unanticipated costs in such disposition activities and may need to shut down such legacy businesses without realizing any value from such legacy assets.  In any such event, our financial condition could be negatively impacted.
The legacy Venaxis shareholders will likely experience significant dilution of their ownership in any strategic transaction.
We anticipate that any strategic transaction will involve the issuance of our securities, which could have a signification dilutive effect on the percentage ownership of our current shareholders.
Advancing on or failure to complete a strategic transaction could likely materially adversely affect Venaxis.
Venaxis will be subject to significant costs, including legal, accounting and advisory fees related to any strategic transaction, which must be paid even if a transaction is not ultimately consummated.  To date Venaxis has incurred costs of approximately $1,250,000 associated with the terminated Strand transaction.  Venaxis cannot make any assurance that a future strategic transaction will occur on commercially reasonable terms or at all.
We have not been able to generate sufficient sales of our products in the European Union countries or elsewhere outside of the U.S. and have commenced the wind down of our European business.

We obtained CE marking for our APPY1 System products in January 2013 and launched commercialization and marketing activities in the EU.  Our strategy was to leverage the experience of key opinion leaders in select hospitals in order to generate additional meaningful, multinational field data for APPY1 System products and leverage successful data into relationships with distributors in the identified target countries.  We had limited initial commercial success in the EU and, following the FDA decision in January 2015, have not been able to grow revenues without FDA clearance. In February 2016 we commenced actions to shut down our business in the EU, including termination of our existing distribution and employment agreements.  We may incur costs associated with the wind down of our EU activities.

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

Following our entry into the Master Agreement with Strand in January 2016, we were focused on trying to consummate the Strand transactions, therefore, we terminated the employment of all of our employees except for our CEO, CFO and a few other finance employees. We need to retain the services of our CEO, Steve Lundy, and our CFO, Jeff McGonegal, as we explore strategic alternatives.  Loss of either of these executives could have a significant material adverse effect on us.

Risks Related to our Securities

NASDAQ has started the proceedings to delist the Common Stock, and we cannot assure you that if we effect a reverse stock split that we will successfully achieve the requisite minimum bid price for 10 consecutive trading days before any final action is taken by NASDAQ.
The trading price of our common stock, no par value (“Common Stock”) does not currently meet the $1.00 minimum bid price required by the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2).  As of March 14, 2016, the closing price of our Common Stock was $0.223 per share.  On March 9, 2016, we received a delisting letter from NASDAQ.  We have requested an appeal before the NASDAQ Hearings Panel, which will be held on April 21, 2016.  There can be no assurance that, if the reverse stock split is approved by shareholders and effectuated by the Board of Directors, that our trading price will exceed the minimum bid price for 10 consecutive trading days before the April 21, 2016 hearing, or that, even if it does, that we will regain compliance with the NASDAQ listing requirements.  If the Common Stock is delisted, that could result in negative consequences, such as a limited availability of market quotations for the Common Stock, a determination that the Common Stock is a “penny stock” which would require brokers trading in the Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the Common Stock, a limited amount of analyst coverage and a decreased ability to issue additional securities or obtain additional financing in the future.
We need to effect a reverse stock split to regain our listing on the NASDAQ Capital Market, which may affect the volatility and liquidity of the Common Stock.
Our Common Stock, is currently listed on the NASDAQ Capital Market, pending a hearing on the delisting notice we received on March 9, 2016, but the trading price of our Common Stock does not currently meet the $1.00 per share minimum bid price required by the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2).  If approved by shareholders at the Special Shareholders Meeting to be held on March 24, 2016 and effectuated by our board of directors, a reverse stock split would increase the per share trading price by a yet undetermined multiple.  The change in share price may affect the volatility and liquidity of our Common Stock, as well as the marketplace’s perception of the stock.  As a result, the relative price of our Common Stock may decline and/or fluctuate more than in the past, and investors may have trouble converting their investments in the Company into cash effectively.

We require additional capital for future operations and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to our existing shareholders.

We have historically needed to raise capital to fund our operating losses including development expenses, which have been significant. Although we have significantly reduced our costs, we expect to continue to incur operating losses in 2016. If we are successful in consummating a strategic transaction we may require additional capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all, especially in light of the state of the current financial markets which could impact the timing, terms and other factors in our attempts to raise capital. Any sale of a substantial number of additional shares may cause dilution to our existing shareholders and could also cause the market price of our common stock to decline.

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

Our common stock is currently traded on the NASDAQ Capital Market, but is subject to delisting. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example in the calendar year ended December 31, 2015, our common stock traded as low as $.27 and as high as $2.04.  In the calendar year ended December 31, 2014, our common stock traded as low as $1.19 and as high as $3.29.  The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.”  In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our compliance with Section 404 of Sarbanes-Oxley requires that we incur substantial accounting expense and expend significant management efforts. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we, or our independent registered public accounting firm, identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to NASDAQ delisting, investigations by the SEC and civil or criminal sanctions.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational, financial and accounting systems, procedures and controls to manage our business effectively.

Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective as required under Section 404 of Sarbanes-Oxley. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, or if we fail to maintain or implement adequate controls, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

During 2015, we maintained our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us in 2003. In February 2016 we completed the sale of our corporate headquarters, land and building, to a third party at a purchase price of $4,053,000.  The sale generated approximately $1.7 million in net cash after expenses and mortgage payoffs. In addition to agreeing to the sale, we will lease back space in the building under short term lease agreements that provide office and storage space required for our current level of operations.  The Company believes that its leased facilities are adequate for its near-term needs.

Prior to the February 2016 sale of our corporate headquarters, we owned the property subject to a mortgage with an outstanding balance of approximately $1,998,000 at December 31, 2015, payable in monthly installments of approximately $20,600 and bearing interest at an approximate average rate of 4.9%.  The mortgage was repaid in full with proceeds from the sale.

ITEM 3.   LEGAL PROCEEDINGS.

On January 7, 2015, Venaxis received a complaint, captioned Dr. John F. Bealer, a resident of Arapahoe County, individually v. Venaxis, Inc., a Colorado corporation, Case No. 2015CV30022.  This action was filed in the Arapahoe County District Court and subsequently transferred to Douglas County District Court.  The complaint includes allegations of breach of contract pertaining to the Assignment and Consulting Agreement between Venaxis and Dr. Bealer.  Venaxis believed that the allegations in the complaint were without merit and vigorously defended against these claims.  In December 2015, the parties to the litigation settled the litigation, without any admission of liability, with payment of an undisclosed sum to Dr. Bealer. In connection with the settlement the Bealer Agreement was terminated.

On February 2, 2015, a putative class action complaint was filed against Venaxis and two of its current officers in the United States District Court for the District of Colorado.  The action is captioned Boldt v. Venaxis, Inc., et al., District of Colorado Case No.: 1:15-cv-00-222 (“Boldt Action”).  The plaintiff in the Boldt Action alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5.  The Boldt Action plaintiff purported to represent a class of persons who purchased Venaxis’ publicly traded securities between March 13, 2014, and January 28, 2015.  The Boldt Action plaintiff alleged that Venaxis made false and/or misleading statements regarding APPY1.  Based on a review of the complaint, Venaxis believes that the allegations are without merit.  On August 7, 2015, the Plaintiffs in the Boldt Action filed a Notice of Voluntary Dismissal Without Prejudice and thereupon the case was dismissed.

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

Quarter ended	High	Low

March 31, 2014	$3.29	$2.27
June 30, 2014	$2.77	$1.88
September 30, 2014	$2.36	$1.58
December 31, 2014	$1.85	$1.19
March 31, 2015	$2.04	$0.43
June 30, 2015	$0.70	$0.44
September 30, 2015	$0.46	$0.31
December 31, 2015	$0.35	$0.27

As of March 17, 2016 we had approximately 945 holders of record (excluding an indeterminable number of stockholders whose shares are held in street or “nominee” name) of our common stock.

The closing price of our common stock on March 17, 2016 was $0.28 per share.

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

Securities Authorized under Equity Compensation Plans Information

The Company currently has one equity compensation plan. The 2002 Stock Incentive Plan, as amended (the Plan) was approved by the Board of Directors and adopted by the stockholders in 2002 and is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Plan was amended and restated on June 1, 2007 and further amended on June 9, 2008, November 20, 2009, November 22, 2010, July 8, 2011, May 22, 2012, December 11, 2012, June 11, 2013, June 25, 2014, and September 1, 2015 primarily to increase the number of shares available for awards under the Plan, with the most recent increase to 5,673,127 shares, as approved by the shareholders.

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	2,659,967	$4.42	3,013,160

Equity compensation plans not
approved by security holders	—	—	—

Total	2,659,967	$4.42	3,013,160

 Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Summary Statement of Operations Items:
Total revenues	$101,000	$167,000	$56,000	$42,000	$219,000
Net loss	$(8,758,000)	$(10,443,000)	$(12,149,000)	$(9,212,000)	$(10,214,000)
Basic and diluted loss per share	$(0.28)	$(0.36)	$(0.72)	$(1.84)	$(7.61)
Weighted average shares Outstanding	30,990,029	28,632,677	16,948,901	4,996,827	1,341,379

	As of December 31,
	2015	2014	2013	2012	2011
Summary Balance Sheet Information:
Current assets	$16,412,000	$24,896,000	$14,761,000	$12,528,000	$4,321,000
Total assets	$20,862,000	$28,724,000	$18,640,000	$16,615,000	$8,728,000
Long term liabilities	$3,001,000	$3,257,000	$3,441,000	$1,845,000	$2,830,000
Total liabilities	$4,792,000	$5,039,000	$5,690,000	$5,924,000	$4,902,000
Equity	$16,071,000	$23,685,000	$12,950,000	$10,691,000	$3,826,000

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

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2015, the Company had approximate balances of cash and liquid investments of $16,160,000, working capital of $14,621,000, total stockholders’ equity of $16,071,000 and an accumulated deficit of $105,582,000. To date, the Company has in large part relied on equity financing to fund its operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as professional and other associated expenses in connection with the terminated Strand transactions, any new strategic alternative expenses, appendicitis portfolio related expenses, public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet our estimated cash needs into early 2017.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Following the recent termination of the Strand transaction, the Company has begun evaluating potential strategic alternatives. The Company expects in the near term to establish the primary criteria it will consider as it evaluates its next steps and strategic path forward with the goal of maximizing value for its shareholders. As a result of the current market trends and uncertainties, and the impact on many companies, management believes that there may currently be attractive opportunities available to the Company.

Management’s strategic assessment includes the following potential options:

•	exploring other possible strategic options available to the Company following termination of the Strand transactions;
•	Evaluating options to monetize, partner or license the Company's appendicitis product portfolio;
•	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
•	continuing to implement cost control initiatives to conserve cash.
As part of the Company’s process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Venaxis for possibly acquiring or licensing the appendicitis assets. Venaxis has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. Management believes that the estimated potential market for an appendicitis test continues to be significant. If Venaxis is unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Venaxis appendicitis portfolio, the capitalized costs on the Company’s balance sheet, totaling approximately $508,000, as of December 31, 2015 for the acute appendicitis patents may be deemed impaired.

Revenues

2015 compared to 2014

APPY1 System product sales of approximately $101,000 were recorded for the year ended December 31, 2015 as compared to $167,000 in the 2014 period. Sales of the APPY1 System products in 2015 have been made to customers for initial stocking orders in the EU under commercial development agreements. Three European-based distributors accounted for 100% of the 2015 sales, and individually represented 52%, 26% and 22%, respectively, of such sales.

APPY1 System product cost of sales totaled $31,000 for the year ended December 31, 2015, a decrease of approximately $41,000 compared to the 2014 period. As a percentage of sales, gross profit was 70% in the 2015 period as compared to gross profit of 57% in the 2014 period.  The 2014 period cost of sales included approximately $17,000 in expired inventory write off.

In July 2012, the Company entered into an Exclusive License Agreement (License Agreement) with Ceva Santé Animale S.A. (Licensee) under which the Company granted the Licensee an exclusive royalty-bearing license to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company’s Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the year ended December 31, 2015, $97,000 of such license payments was recognized as revenue, as compared to $96,000 for the year ended December 31, 2014.

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

The net total payments received under the animal health License Agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During the year ended December 31, 2014, $96,000 of such license payments were recognized as revenue, as compared to $85,000 for the year ended December 31, 2013.

Selling, General and Administrative Expenses

2015 compared to 2014

Selling, general and administrative expenses in the year ended December 31, 2015, totaled $6,757,000, which was a $197,000 or 3% increase as compared to the 2014 period. Commercialization and marketing expenses decreased by approximately $1,180,000 in the 2015 period as the Company suspended its commercialization efforts in the U.S. due to FDA denial of clearance on the APPY1 System. During 2015 $1,024,000 in strategic evaluation related expenses including due diligence, consultants and legal costs were incurred as the Company evaluated possible alternatives and advanced on the Strand transactions.  Legal and nonrecurring costs increased by approximately $835,000 due to the Bealer and class action litigation matters. These increases were offset by a decrease of $318,000 in compensation related costs, primarily due to the Company’s reduction in sales and marketing personnel in early 2015.  Public company expenses and general operating expenses decreased by $189,000 as the Company reduced operations throughout 2015.

2014 compared to 2013

Selling, general and administrative expenses in the year ended December 31, 2014, totaled $6,560,000, which was a $1,043,000 or 19% increase as compared to the 2013 period. Commercialization and marketing expenses increased by approximately $445,000 in the 2014 period as the Company advanced on its commercialization efforts. An increase of approximately $851,000 in compensation related expenses for the year ended December 31, 2014, resulted from the hiring of additional sales and marketing personnel and the accrual of annual incentive bonus milestone achievements. These increases were offset by a decrease of $308,000 in stock-based compensation, primarily due to the Company’s stock trading at lower prices.

Research and Development

2015 compared to 2014

Research and development expenses in the year ended December 31, 2015 totaled $2,159,000, which is a $1,875,000 or 46% decrease as compared to the 2014 period.  The decrease was due primarily to a reduction of approximately $942,000 in clinical and regulatory expenses following the completion of the clinical trial activities in 2014 and reduced FDA regulatory related activities in 2015.  APPY2 development costs decreased by $906,000 as the first stage of development was finished late in 2015.

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

Other Income and Expense

2015 compared to 2014

Interest expense for the year ended December 31, 2015, decreased to $99,000 compared to $116,000 in the 2014 period as a result of the lower average debt levels. For the year ended December 31, 2015, the Company recorded investment income of approximately $82,000 compared to $42,000 in the 2014 period. During the year ended December 31, 2015, the Company recorded a gain on sale of equipment of $8,000 compared to $34,000 in the 2014 period.

2014 compared to 2013

Interest expense for the year ended December 31, 2014, decreased to $116,000 compared to $135,000 in the 2013 period as a result of the lower interest rate upon a mortgage refinancing that occurred in May 2013. For the year ended December 31, 2014, the Company recorded investment income of approximately $42,000 compared to $39,000 in the 2013 period. During the year ended December 31, 2014, the Company recorded a gain of $34,000 on sale of equipment. During the year ended December 31, 2013, the Company recorded other income of approximately $51,000, which primarily consisted of a payment received in connection with an equity redemption of its insurance carrier.

Income Taxes

No income tax benefit was recorded on the loss for the year ended December 31, 2015, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2015, the Company had a net operating loss carry forwards for income tax purposes of approximately $96 million, expiring through 2035.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, the Company had working capital of $14,621,000, which included cash, cash equivalents and short-term investments of $16,160,000.  The Company reported a net loss of $8,758,000 during the year ended December 31, 2015, which included $1,480,000 in net non-cash expenses including, stock-based compensation totaling $1,143,000, depreciation and amortization totaling $254,000 and other net losses of $83,000.

Currently, the Company is focused on pursuit of a strategic transaction with a new partner following termination of the Strand transactions, managing a planned winding down of the APPY1 activities, locating a partner or other third-party interested in advancing development and or commercial activities of the Venaxis appendicitis portfolio and working with Ceva Santé Animale S.A. as they advance on developing the Company’s licensed animal health assets.
Now that the transactions with Strand are fully terminated, the Company expects to begin evaluating other potential strategic alternatives available to it. The Company is in the process of considering the primary criteria it will use as it evaluates a possible strategic path forward. Such criteria will be focused on a path to best enhance shareholder value using all of the Company’s available resources. As a result of the general overall decline in market values over the past several quarters of publically traded and privately held enterprises, management believes that there may currently be available corporate and product opportunities at potentially attractive terms for an acquirer such as the Company, with its cash and other resources.
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

During the year ended December 31, 2014, warrants from a May 2013 public offering were exercised to purchase 1,161,570 shares at $1.36 per share of common stock resulting in total proceeds of approximately $1,580,000. During the year ended December 31, 2014, incentive stock options were exercised to purchase 39,079 common shares, resulting in total proceeds of approximately $82,000.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur professional and other associated expenses in connection with the Strand transactions, appendicitis portfolio related expenses, public company and administrative related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs into early 2017. We may pursue potential additional financing opportunities; however, there can be no assurance that we will be able to obtain sufficient additional financing on terms acceptable to us, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in our possible inability to continue as a going concern.

As a result of the termination of the Strand transactions, the Company is pursuing a new strategic alternative.  If Venaxis is unable to locate a new strategic target, or a partner or other third-party interested in advancing development and or commercial activities of the Venaxis appendicitis portfolio,  the costs the Company has incurred for the acute appendicitis patents and other development assets may be deemed impaired.

In July 2012, the Company entered into an exclusive license agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2015.

Under the License Agreement as of December 31, 2015, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

We have entered and may enter in the future into additional agreements with third party contract manufacturers for the development/ manufacture of certain of our products. The goal of this development process is to establish current good manufacturing practices (cGMP) that may be required for our products. These development and manufacturing agreements generally contain transfer fees and possible penalty and /or royalty provisions should we transfer our products to another contract manufacturer. We expect to continue to evaluate, negotiate and execute additional and expanded development and manufacturing agreements, some of which may be significant commitments. We may also consider acquisitions of development technologies or products should opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

The Company periodically enters into generally short-term consulting and development agreements primarily for product development, testing services and in connection with clinical trials conducted as part of the Company’s FDA clearance process. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

Prior to the February 2016 sale of our corporate headquarters, we had a permanent mortgage on our land and building that was refinanced in May 2013. The mortgage was held by a commercial bank and includes a portion guaranteed by the U. S. Small Business Administration. The loan was collateralized by the real property and the SBA portion was also personally guaranteed by a former officer of the Company. The commercial bank loan terms included a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion had an interest rate fixed at 3.95%, and the SBA portion bore interest at the rate of 5.86%. The commercial bank portion of the loan required total monthly payments of approximately $11,700, which included approximately $4,000 per month in interest. The SBA portion of the loan required total monthly payments of approximately $9,000 through July 2023, which included approximately $3,500 per month in interest and fees in 2015.

On February 25, 2016, we completed the sale of our corporate headquarters, land and building, to a third party at a purchase price of $4,053,000.  The sale generated approximately $1.7 million in net cash after expenses and payoff of the mortgages described above. As part of the sale, we agreed to lease back space in the building under a short-term lease that provides office and storage space required for our current level of operations.

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

Operating Activities

Net cash consumed by operating activities was $6,869,000 during the year ended December 31, 2015. Cash was consumed by the loss of $8,758,000, less net non-cash expenses of $1,143,000 for stock-based compensation and depreciation and amortization totaling $254,000, patent impairments of $188,000, offset by the amortization of license fee totaling $97,000 and gain from sale of equipment totaling $8,000.  Increases in prepaid and other current assets of $388,000 used cash, primarily related to routine changes in operating activities.  There was an $180,000 increase in accounts payable and accrued expenses in the year ended December 31, 2015, primarily due to strategic evaluations activities.  Accrued compensation decreased by $160,000, primarily due to reduction in staff.

Net cash consumed by operating activities was $9,204,000 during the year ended December 31, 2014. Cash was consumed by the loss of $10,443,000, less non-cash expenses of $1,056,000 for stock-based compensation and depreciation and amortization totaling $289,000, offset by the amortization of license fee totaling $96,000 and gain from sale of equipment totaling $34,000. Decreases in prepaid and other current assets of $421,000 provided cash, primarily related to routine changes in operating activities.  There was a $925,000 decrease in accounts payable and accrued expenses in the year ended December 31, 2014, primarily due to decreases in the activity levels at year end for the Company’s APPY1 System clinical, regulatory, and marketing activities.  An increase of $460,000 in accrued compensation provided cash, primarily due to changes in incentive accruals.  Cash provided by operations included a net increase of $69,000 in deferred revenue, relating to milestone payments under the License Agreement for the Company’s animal health assets.

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

Investing Activities

Net cash inflows from investing activities provided $5,795,000 during the year ended December 31, 2015. Sales of marketable securities investments totaled approximately $33,057,000 and marketable securities purchased totaled approximately $27,178,000.  A $92,000 use of cash was attributable to additional costs incurred from patent filings.  Proceeds from sale of equipment totaled $8,000.

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

Financing Activities

Net cash outflows from financing activities consumed $454,000 during the year ended December 31, 2015 for scheduled payments under the Company’s debt agreements.

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

Investments:   The Company invests excess cash from time to time in highly liquid debt and equity securities of highly rated entities which are classified as trading securities. Such amounts are recorded at market and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Such excess funds are invested under the Company’s investment policy but an unexpected decline or loss could have an adverse and material effect on the carrying value, recoverability or investment returns of such investments. Our Board has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity of the fund. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations.

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $188,000, $13,000, and $33,000 of net patent impairment charges during the years ended December 31, 2015, 2014, and 2013, respectively.

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

Recently issued and adopted accounting pronouncements: The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financial statements properly reflect the change.

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

Interest Rates

The primary objective for our investment activities is to preserve principal, while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of December 31, 2015, 9% of the investment portfolio was in cash equivalents with very short term maturities and, therefore not subject to any significant interest rate fluctuations.  Investments with a scheduled maturity beyond one year are classified as long-term investments on the balance sheet.  We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Venaxis, Inc.

We have audited the accompanying balance sheets of Venaxis, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venaxis, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 23, 2016

Venaxis, Inc.
Balance Sheets
December 31,

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,012,283	$3,539,911
Short-term investments (Note 1)	14,147,991	20,998,789
Prepaid expenses and other current assets (Note 1)	251,778	357,083

Total current assets	16,412,052	24,895,783

Property and equipment, net (Note 2)	1,954,496	2,103,880

Long-term investments (Note 1)	972,000	—

Other long term assets, net (Notes 1 and 3)	1,523,649	1,724,190

Total assets	$20,862,197	$28,723,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$701,064	$437,519
Accrued compensation	449,873	609,417
Accrued expenses	241,882	325,400
Notes and other obligations, current portion (Note 4)	301,250	312,934
Deferred revenue, current portion (Note 7)	96,698	96,698

Total current liabilities	1,790,767	1,781,968

Notes and other obligations, less current portion (Note 4)	1,838,779	1,998,049
Deferred revenue, less current portion (Note 7)	1,162,015	1,258,713

Total liabilities	4,791,561	5,038,730

Commitments and contingencies (Notes 7 and 9)

Stockholders’ equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
30,990,029 and 30,990,029 shares issued and outstanding	121,653,075	120,509,997
Accumulated deficit	(105,582,439)	(96,824,874)

Total stockholders’ equity	16,070,636	23,685,123

Total liabilities and stockholders’ equity	$20,862,197	$28,723,853

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Operations
Years ended December 31,

	2015	2014	2013
Sales (Note 1)	$101,388	$166,955	$56,068
Cost of sales	30,586	71,470	21,193

Gross profit	70,802	95,485	34,875

Other revenue - fee (Note 7)	96,698	95,699	84,620

Operating expenses:
Selling, general and administrative	6,757,074	6,559,640	5,516,504
Research and development	2,159,137	4,034,580	6,706,174

Total operating expenses	8,916,211	10,594,220	12,222,678

Operating loss	(8,748,711)	(10,403,036)	(12,103,183)

Other income (expense):
Interest	(98,964)	(116,180)	(135,218)
Investment income	82,000	42,130	39,093
Other income	8,110	34,000	50,653

Total other (expense) income	(8,854)	(40,050)	(45,472)

Net loss	$(8,757,565)	$(10,443,086)	$(12,148,655)

Basic and diluted net loss per share (Note 1)	$(0.28)	$(0.36)	$(0.72)

Basic and diluted weighted average number
of common shares outstanding (Note 1)	30,990,029	28,632,677	16,948,901

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Stockholders' Equity
Years ended December 31, 2015, 2014 and 2013

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2013	9,954,380	$84,924,133	$(74,233,133)	$10,691,000

Stock-based compensation issued for services	—	1,437,865	—	1,437,865

Common stock issued for cash, net
of offering costs of $1,380,413	11,500,000	12,969,587	—	12,969,587

Net loss for the year	—	—	(12,148,655)	(12,148,655)

Balance, December 31, 2013	21,454,380	99,331,585	(86,381,788)	12,949,797

Stock-based compensation issued for services	—	1,055,760	—	1,055,760

Common stock issued for cash, net of offering costs of $1,542,709	8,335,000	18,461,291	—	18,461,291

Common stock issued for option and warrant exercises	1,200,649	1,661,361	—	1,661,361

Net loss for the year	—	—	(10,443,086)	(10,443,086)

Balance, December 31, 2014	30,990,029	120,509,997	(96,824,874)	23,685,123

Stock-based compensation issued for services	—	1,143,078	—	1,143,078

Net loss for the year	—	—	(8,757,565)	(8,757,565)

Balance, December 31, 2015	30,990,029	$121,653,075	$(105,582,439)	$16,070,636

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Years ended December 31,

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(8,757,565)	$(10,443,086)	$(12,148,655)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock-based compensation for services	1,143,078	1,055,760	1,437,865
Depreciation and amortization	253,818	288,751	326,534
Other noncash charges	188,141	—	47,503
Amortization of license fee	(96,698)	(95,699)	(84,620)
Gain on equipment disposals	(8,110)	(34,000)	—
Change in:
Accounts receivable	(202)	18,793	(32,194)
Prepaid expenses and other current assets	388,331	402,206	289,967
Accounts payable	263,545	(342,995)	166,589
Accrued expenses	(83,518)	(582,332)	265,677
Accrued compensation	(159,544)	460,495	(303,956)
Deferred revenue	—	68,585	305,636

Net cash used in operating activities	(6,868,724)	(9,203,522)	(9,729,654)

Cash flows from investing activities:
Purchases of short-term investments	(27,178,337)	(35,552,989)	(24,436,509)
Sales of short-term investments	33,057,135	23,196,848	16,956,765
Purchases of property and equipment	—	(30,142)	(26,316)
Purchases of patent and other assets	(92,033)	(207,537)	(125,430)
Proceeds from sale of equipment	8,110	34,000	—

Net cash provided by (used in) investing activities	5,794,875	(12,559,820)	(7,631,490)

Cash flows from financing activities:
Repayment of notes payable and other obligations	(453,779)	(478,082)	(927,734)
Net proceeds from issuance of common stock	—	20,122,652	12,969,587

Net cash (used in) provided by financing activities	(453,779)	19,644,570	12,041,853

Net decrease in cash and cash equivalents	(1,527,628)	(2,118,772)	(5,319,291)

Cash and cash equivalents, at beginning of year	3,539,911	5,658,683	10,977,974

Cash and cash equivalents, at end of year	$2,012,283	$3,539,911	$5,658,683

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$99,382	$106,453	$138,754

Schedule of non-cash investing and financing transactions:
Acquisitions of assets for installment obligations	$282,825	$318,686	$344,689

See Accompanying Notes to Financial Statements

Venaxis, Inc.
Notes to Financial Statements

Note 1.  Organization and summary of significant accounting policies:

Nature of operations:

Venaxis, Inc. (the “Company” or “Venaxis”) was organized on July 24, 2000, as a Colorado corporation.  In December 2012, the Company’s name was changed to Venaxis, Inc., from AspenBio Pharma, Inc.  Venaxis’ business had been in the development and commercialization of innovative products that address unmet diagnostic and therapeutic needs. The Company's lead product candidate, the APPY1 Test, is designed to be a novel blood-based diagnostic test that is intended to aid, through the test’s negative predictive value, in the evaluation of low risk patients initially suspected of having acute appendicitis, thereby helping address the difficult challenge of triaging possible acute appendicitis patients in the hospital emergency department settings.

Through December 31, 2015, the Company’s research, development and commercial activities have been focused primarily on a human acute appendicitis blood-based test.

As further described in Note 12, in January 2016 Venaxis entered into a series of definitive agreements for a transaction with Strand Life Sciences Private Limited (“Strand”), its shareholders and its U.S. subsidiary, Strand Genomics, Inc. (“SGI”).  Such definitive agreements were terminated on March 11, 2016 pursuant to a Mutual Termination Agreement executed by Venaxis, Strand and SGI.

Currently, the Company is focused on pursuit of a strategic transaction with a new partner following termination of the Strand transactions, managing a planned winding down of the APPY1 activities, locating a partner or other third-party interested in advancing development and or commercial activities of the Venaxis appendicitis portfolio and working with Ceva Santé Animale S.A., as they advance on developing the Company’s licensed animal health assets.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2015, the Company had approximate balances of cash and liquid investments of $16,160,000, working capital of $14,621,000, total stockholders’ equity of $16,071,000 and an accumulated deficit of $105,582,000. To date, the Company has in large part relied on equity financing to fund its operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, appendicitis portfolio related expenses, public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into early 2017. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Following the recent termination of the Strand transaction, the Company has begun evaluating potential strategic alternatives. The Company expects, in the near term, to establish the primary criteria it will consider as it evaluates its next steps and strategic path forward with the goal of maximizing value for its shareholders. As a result of the current market trends and uncertainties, and the impact on many companies, management believes that there may currently be attractive opportunities available to the Company.

Management’s strategic plans include the following:

•	exploring other possible strategic options available to the Company following termination of the Strand transactions;
•	Evaluating options to monetize, partner or license the Company's appendicitis product portfolio;
•	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
•	continuing to implement cost control initiatives to conserve cash.
As part of the Company’s process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Venaxis for possibly acquiring or licensing the appendicitis assets. Venaxis has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. Management believes that the estimated potential market for an appendicitis test continues to be significant. If Venaxis is unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Venaxis appendicitis portfolio, the capitalized costs on the Company’s balance sheet, totaling approximately $508,000, as of December 31, 2015 for the acute appendicitis patents may be deemed impaired.
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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Historically, the purpose of the investments has been to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of December 31, 2015 and 2014, approximately 9% and 6% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in marketable securities with none individually representing a material amount of the portfolio.  Investments with a scheduled maturity beyond one year are classified as long-term investments on the balance sheet.  To date, the Company’s cumulative realized market loss from the investments has not been significant.  For the years ended December 31, 2015, 2014 and 2013, there were approximately $30,000, $31,000 and $19,000, respectively, in management fee expenses.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents (level 1) and short-term investments (level 2) as of December 31, 2015 and 2014.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

We recognize sales of goods under the provisions of FASB ASC 605 and the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Future revenue is expected to be generated primarily from the sale of products. Product revenue primarily consists of sales of instrumentation and consumables.

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

The Company extends credit to customers generally without requiring collateral. At December 31, 2015 and 2014, the Company did not have any accounts receivable. During the year ended December 31, 2015, three European-based customers accounted for total net sales, each representing 52%, 26% and 22%, respectively.  During the year ended December 31, 2014, two European-based customers accounted for total net sales, each representing 89% and 11%, respectively. During the year ended December 31, 2013, three European-based customers accounted for the total net sales, each representing 43%, 35% and 22%, respectively.

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

Property and equipment:

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years for the building, ten years for land improvements, five years for equipment, and three years for computer related assets.

Goodwill:

Goodwill arose from the initial formation of the Company and represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired.  The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its qualitative evaluation, that it was not necessary to perform the two-step goodwill impairment test and that no impairment had occurred as of December 31, 2015.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its review, including an updated assessment subsequent to year end, management determined that certain costs previously incurred for patents had been impaired during the years ended December 31, 2015 and 2014 and 2013.  Approximately $188,000, $13,000 and $33,000 of such net patent costs were determined to be impaired during the years ended December 31, 2015, 2014 and 2013, respectively, resulting from management’s decisions not to pursue patents based upon a cost benefit analysis of patent expenses and coverage protection in several smaller world markets that were determined to not have the economic or fiscal potential to make the patent pursuit viable. Impairment charges are included in research and development expenses in the accompanying statements of operations.

Research and development:

Research and development costs are charged to expense as incurred.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2015 and 2014.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so, and there are open statutes of limitations for tax authorities to audit the Company’s tax returns from 2013 through the current period.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2015, 2014 or 2013.

Stock-based compensation:

Venaxis recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements which is measured based on the grant date fair value of the award. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share during the years ended December 31, 2015, 2014 and 2013. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 6,116,000, 5,310,000 and 5,841,000 shares for each of the years ended December 31, 2015, 2014 and 2013, respectively) would be to decrease the net loss per share.

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

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after December 31, 2015. The Company is currently evaluating the new standard and assessing any potential impact on its future operations and financial statements.

Note 2.  Property and equipment:

Property and equipment consisted of the following as of December 31:

	2015	2014

Land and improvements	$1,107,508	$1,107,508
Building	2,589,231	2,589,231
Building improvements	253,526	253,526
Laboratory equipment	848,014	1,112,480
Office and computer equipment	318,254	328,299

	5,116,533	5,391,044
Less accumulated depreciation	3,162,037	3,287,164

	$1,954,496	$2,103,880

Depreciation expense totaled approximately $149,000, $193,000 and $244,000 for each of years ended December 31, 2015, 2014 and 2013, respectively.

Subsequent to December 31, 2015 the Company completed the sale of its land and building which also paid off its mortgage obligations.  See Note 12.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following as of December 31:

	2015	2014

Patents, trademarks and applications, net of accumulated amortization of $548,327 and $507,644	$1,136,410	$1,336,951
Goodwill	387,239	387,239

	$1,523,649	$1,724,190

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $94,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in approximately $188,000, $13,000, and $33,000 of net patent impairment charges during the years ended December 31, 2015, 2014, and 2013, respectively.  The impairment charges are related to the Company’s ongoing analysis on which specific patents in specific countries the Company intends to continue to pursue.

Note 4.  Notes and other obligations:

Notes payable and installment obligations consisted of the following as of December 31:

	2015	2014

Mortgage notes	$1,997,701	$2,150,608
Other short-term installment obligations	142,328	160,375
	2,140,029	2,310,983
Less current portion	301,250	312,934

	$1,838,779	$1,998,049

Mortgage notes:

In 2015, the Company had a mortgage facility on its land and building. The mortgage was held by a commercial bank and included approximately 32% that was guaranteed by the U. S. Small Business Administration (“SBA”). The loan was collateralized by the real property and the SBA portion was also personally guaranteed by a former officer of the Company. The commercial bank portion of the mortgage was refinanced with the existing lender in May 2013. The revised terms included a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion had the interest rate fixed at 3.95%, and the SBA portion bore interest at the rate of 5.86%. The commercial bank portion of the loan required total monthly payments of approximately $11,700, which included approximately $4,500 per month in interest. The SBA portion of the loan required total monthly payments of approximately $9,000 through July 2023, which included approximately $3,200 per month in interest and fees in 2015.

Subsequent to December 31, 2015 the Company completed the sale of its land and building, which also paid off its mortgage obligations.  See Note 12.

Other short-term installment obligations:

The Company has executed financing agreements for certain of the Company’s insurance premiums.  At December 31, 2015, these obligations totaled $142,328, all of which are due in 2016.

Future maturities:

The Company’s total debt obligations as of December 31, 2015, required minimum annual principal payments of approximately $301,000 in 2016. Upon the sale of the Company’s land and building in February 2016, all long-term debt obligations were paid off. The Company’s exclusive license agreement with The Washington University also requires minimum annual royalty payments of $20,000 per year during its term (Note 7).

Note 5.  Stockholders’ equity:

2015 Transactions:

The Company had no equity offerings in 2015, as it focused on strategic alternatives, including the Strand transactions.

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

Note 6.  Stock options and warrants:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company’s 2002 Stock Incentive Plan, as amended (the “Plan”) and non-qualified options and warrants issued outside of the Plan.  During September 2015, the Company’s shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 3,673,127 to 5,673,127. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized stock-based compensation during the years ended December 31, as follows:

	2015	2014	2013

Stock options to employees, officers, and directors	$1,143,078	$1,055,250	$1,436,572
Stock options to consultants for:
APPY1 System activities	-	510	1,293
Total stock-based compensation	$1,143,078	$1,055,760	$1,437,865

The above expenses are included in the accompanying Statements of Operations for the years ended December 31, in the following categories:

	2015	2014	2013

Selling, general and administrative expenses	$1,016,011	$991,088	$1,298,942
Research and development expenses	127,067	64,672	138,923
Total stock-based compensation	$1,143,078	$1,055,760	$1,437,865

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the years ended December 31, as follows:

	2015	2014	2013

Dividend yield	0%	0%	0%
Expected price volatility	93%	94 to 126%	127 to 128%
Risk free interest rate	1.39%	1.52 to 1.74%	.65 to .76%
Expected term	5 years	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the year ended December 31, 2015, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,854,258	$5.79
Granted	1,094,500	1.89
Exercised	-	-
Forfeited	(288,791)	3.58

Outstanding at December 31, 2015	2,659,967	$4.42	7.8	$-

Exercisable at December 31, 2015	2,393,238	$4.70	7.7	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2015.

During the year ended December 31, 2014, incentive stock options were exercised to purchase 39,079 common shares, resulting in total proceeds of approximately $82,000 and with a total intrinsic value when exercised of approximately $14,000.

During the year ended December 31, 2015, 344,000 options were issued to non-employee directors under the Plan, with an exercise price of $1.89 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2015, July 1, 2015, and October 1, 2015.  During the year ended December 31, 2015, 750,500 options were issued to officers and employees under the Plan, exercisable at an average of $1.89 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the year ended December 31, 2015, a total of 288,791 options that were granted under the Plan were forfeited, of which 63,150 were vested and 225,641 were unvested. The vested options were exercisable at an average of $9.04 per share and the unvested options were exercisable at an average of $2.06 per share.

During the year ended December 31, 2014, 221,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.27 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2014, July 1, 2014, and October 1, 2014.

During the year ended December 31, 2014, 506,100 options were issued to officers, employees and a consultant under the Plan, exercisable at an average of $2.29 per share. The options expire ten years from the date of grant and 431,100 of the options vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears, and 75,000 vest annually in arrears over three years from grant date.

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

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the years ended December 31, 2015, 2014 and 2013, was $1,344,000, $1,266,000 and $1,963,000, respectively.  Based upon the Company’s experience, approximately 85% of the outstanding stock options, or approximately 227,000 options, are expected to vest in the future, under their terms. A summary of the activity of non-vested options under the Company’s Plan to acquire common shares granted to employees, officers, directors and consultants during the year ended December 31, 2015 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	319,652	$2.28	$1.85
Granted	1,094,500	1.89	1.34
Vested	(921,782)	1.97	1.46
Forfeited	(225,641)	2.06	1.49

Nonvested at December 31, 2015	266,729	$1.94	$1.43

At December 31, 2015, based upon employee, officer, director and consultant options granted, there was approximately $219,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Other common stock purchase options and warrants:

As of December 31, 2015, in addition to the stock options issued under the Plan as discussed above, the Company had outstanding non-qualified options and warrants to acquire 3,455,935 shares of common stock. These options and warrants include those issued in connection with stock offerings, officers’ employment inducement awards and investor relations consulting.

During the years ended December 31, 2015 and 2014, no stock options were granted outside of the Plan.  During the year ended December 31, 2013, warrants to acquire 4,025,000 shares of common stock were issued in connection with a public offering. Each warrant issued represents the right to acquire 0.35 of a share of common stock.

There were no stock-based compensation operating expenses related to other common stock purchase options and warrants for the years ended December 31, 2015 and 2014. Stock-based compensation operating expenses related to other common stock purchase options and warrants for the year ended December 31, 2013 include approximately $22,000 related to non-qualified options.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the year ended December 31, 2015:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	3,455,935	$1.93
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at December 31, 2015	3,455,935	$1.93	2.3	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2015.

Included at December 31, 2015 in the 3,455,935 total outstanding options and warrants are 3,435,935 non-compensatory rights, exercisable at an average of $1.93 per common share, expiring through May 2018, granted in connection with public offerings and 20,000 rights, exercisable at $3.42 per common share, expiring in May 2022, issued under compensatory arrangements.  During the year ended December 31, 2014, warrants from the May 2013 public offering were exercised to purchase 1,161,570 shares of common stock at $1.36 per share resulting in total proceeds of approximately $1,580,000.

In May 2013, the Company completed a $14.4 million public offering of securities and, in connection with that offering, granted investors in the offering warrants to purchase a total of 4,025,000 shares of common stock at an exercise price of $1.36 per share and expiring in May 2018.

The total fair value of stock options granted that vested and became exercisable during each of the years ended December 31, 2015 and 2014 was zero, and for the year ended December 31, 2013 totaled $24,000.

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

In July 2012, the Company entered into an exclusive license agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2015.

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

Under the License Agreement as of December 31, 2015, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of December 31, 2015, deferred revenue of $96,698 has been classified as a current liability and $1,162,015 has been classified as a long-term liability. The current liability represents the next twelve months’ portion of the amortizable milestone revenue.  For the years ended December 31, 2015, 2014 and 2013, a total of $96,698, $95,699, and $84,620, respectively, was recorded as the amortized license fee revenue.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to December 31, 2015	(297,587)

Net deferred revenue balance at December 31, 2015	$1,258,713

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2015	2014	2013

Federal income tax benefit at 34%	$(2,978,000)	$(3,551,000)	$(4,131,000)
State income tax net of federal tax effect	(263,000)	(313,000)	(364,000)
Permanent items	424,000	527,000	535,000
Other	(15,000)	(147,000)	(72,000)
Valuation allowance	2,832,000	3,484,000	4,032,000
	$—	$—	$—

As of December 31, 2015, the Company has net operating loss carry forwards of approximately $96 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2035. A valuation allowance was recorded at December 31, 2015 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred tax assets (liabilities):
Net operating loss carry forwards	$35,649,000	$32,828,000

Property and equipment	43,000	45,000
Patents and other intangible assets	(38,000)	(34,000)
Other	44,000	27,000
Research and development credit	1,103,000	1,103,000

Deferred tax asset	36,801,000	33,969,000
Valuation allowance	(36,801,000)	(33,969,000)

	$—	$—

Note 9.  Commitments and contingencies:

Employment commitments:

As of December 31, 2015, the Company has employment agreements with two officers providing aggregate annual minimum commitments totaling $655,000.  The agreements automatically renew at the end of each contract year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

On January 7, 2015, Venaxis received a complaint, captioned Dr. John F. Bealer, a resident of Arapahoe County, individually v. Venaxis, Inc., a Colorado corporation, Case No. 2015CV30022.  This action was filed in the Arapahoe County District Court and subsequently transferred to Douglas County District Court.  The complaint includes allegations of breach of contract pertaining to the Assignment and Consulting Agreement between Venaxis and Dr. Bealer.  Venaxis believed that the allegations in the complaint were without merit and vigorously defended against these claims.  In December 2015, the parties to the litigation settled the litigation, without any admission of liability, with payment of an undisclosed sum to Dr. Bealer. In connection with the settlement the Bealer Agreement was terminated.

On February 2, 2015, a putative class action complaint was filed against Venaxis and two of its current officers in the United States District Court for the District of Colorado.  The action is captioned Boldt v. Venaxis, Inc., et al., District of Colorado Case No.: 1:15-cv-00-222 (“Boldt Action”).  The plaintiff in the Boldt Action alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5.  The Boldt Action plaintiff purported to represent a class of persons who purchased Venaxis’ publicly traded securities between March 13, 2014, and January 28, 2015.  The Boldt Action plaintiff alleged that Venaxis made false and/or misleading statements regarding APPY1.  Based on a review of the complaint, Venaxis believed that the allegations were without merit.  On August 7, 2015, the Plaintiffs in the Boldt Action filed a Notice of Voluntary Dismissal Without Prejudice and thereupon the case was dismissed.

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

We are currently not a party to any legal proceedings, the adverse outcome of which would, in our management’s opinion, have a material adverse effect on our business, financial condition and results of operations.

Note 10. Related Party Transactions:

During 2014 the Company executed services agreements (Phase I and Phase II) with SomaLogic, Inc. (“SomaLogic”) for SomaLogic to perform research services for the Company. The research encompassed analyzing biological samples.  Under the agreements research services totaling $379,344, were completed and paid in 2014. No services were performed by SomaLogic for the Company in 2015.  As of December 31, 2015 and 2014, no amounts were due to SomaLogic.  A member of the Company’s Board of Directors serves as the Chief Medical Officer for SomaLogic and during the Venaxis Board of Director’s consideration of the SomaLogic agreements, that Director recused himself from the considerations and vote.

Note 11.  Supplemental data:  Selected quarterly financial information (unaudited)

	March 31,	June 30,	September 30,	December 31,
Fiscal 2015 quarters ended:
Total revenues	$11,000	$25,000	$57,000	$8,000
Gross margin	$7,000	$16,000	$43,000	$5,000
Net loss	$(2,186,000)	$(2,033,000)	$(1,583,000)	$(2,956,000)
Loss per share - Basic and diluted	$(0.07)	$(0.07)	$(0.05)	$(0.09)
Market price of common stock
High	$2.04	$0.70	$0.46	$0.35
Low	$0.43	$0.44	$0.31	$0.27

Fiscal 2014 quarters ended:
Total revenues	$52,000	$—	$36,000	$79,000
Gross margin	$20,000	$—	$24,000	$51,000
Net loss	$(2,948,000)	$(2,592,000)	$(2,533,000)	$(2,370,000)
Loss per share - Basic and diluted	$(0.14)	$(0.08)	$(0.08)	$(0.06)
Market price of common stock
High	$3.29	$2.77	$2.36	$1.85
Low	$2.27	$1.88	$1.58	$1.19

Note 12.  Subsequent Events:

On January 26, 2016, the Company entered into a series of definitive agreements for transactions with Strand, its shareholders and SGI.  Those definitive agreements, including the agreements with the Strand shareholders, were terminated by the parties by execution of the Mutual Termination Agreement on March 11, 2016.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land and building, to a third party at a purchase price of $4,053,000. The sale generated approximately $1.7 million in net cash after expenses and mortgage payoffs. In addition to agreeing to the sale, the Company is leasing back space in the building under short term lease agreements that provide office and storage space required for our current level of operations.

On February 29, 2016, the Company mailed a definitive proxy statement to its shareholders seeking approval, at a Special Meeting scheduled for March 24, 2016, of a reverse stock split proposal.  The proxy statement seeks approval of a proposal to authorize the board of directors to effect, in their discretion (if the board of directors determines that a reverse stock split is in the best interests of the Company to maintain NASDAQ Capital Market listing), a reverse stock split of the outstanding shares of common stock in a ratio of at least one-for-four and of up to one-for-ten, to be determined by the board of directors, and, in connection with such reverse stock split, approve a corresponding amendment and restatement of the Company’s Articles of Incorporation, as amended, subject to the authority of the board of directors to abandon such amendment and restatement.

Currently, the Company is focused on pursuit of a strategic transaction with a new partner following termination of the Strand transactions, managing a planned wind down of the APPY1 activities, locating a partner or other third-party interested in advancing development and or commercial activities of the Venaxis appendicitis portfolio and working with Ceva Santé Animale S.A. as they advance on developing the Company’s licensed animal health assets.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, NAMED EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT AND THE BOARD OF DIRECTORS

Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and named executive officers of the Company. Further, there is no arrangement or understanding between any director and the Company pursuant to which he or she was selected as a director.  Mr. Lundy and Mr. McGonegal have employment agreements in place with the Company with respect to their executive officer positions with the Company.

The following table sets forth names, ages and positions with the Company for all directors and named executive officers of the Company as of January 1, 2016:

Name	Age	Position

Stephen T. Lundy	54	Chief Executive Officer, President and a Director
Gail S. Schoettler	72	Non-Executive Chair and a Director
Susan A. Evans	68	Director
Daryl J. Faulkner	67	Director
David E. Welch	68	Director
Stephen A. Williams	56	Director
Jeffrey G. McGonegal	64	Chief Financial Officer and Secretary

Stephen T. Lundy, was appointed to the positions of Chief Executive Officer and President of Venaxis on March 24, 2010.  Effective on the same date, he was appointed to its board of directors.  Mr. Lundy has more than 25 years of experience in medical and diagnostic product development and commercialization.  He most recently was Chief Executive Officer of MicroPhage from 2008 to 2010.  Mr. Lundy was Senior Vice President of sales and marketing for Vermillion from 2007 to 2008.  Mr. Lundy joined Vermillion from GeneOhm (2003 – 2007), a division of Becton, Dickinson and Company Diagnostics, where he served as Vice President of Sales and Marketing.  At GeneOhm, Mr. Lundy successfully led the commercial launch of several novel molecular diagnostic assays including the first molecular test for Methicillin resistant Staphylococcus aureus.  From 2002 to 2003, Mr. Lundy served as Vice President of Marketing for Esoterix, Inc., which was acquired by Laboratory Corporation of America, and he led the commercial integration and re-branding of the numerous reference labs acquired by Esoterix.  Prior to Esoterix, he served as Marketing Director for Molecular Diagnostics and Critical Care Testing at Bayer Diagnostics Corporation.  Mr. Lundy graduated from the United States Air Force Academy with a B.S. degree and was an officer with the United States Air Force from 1983 to 1988.
Gail S. Schoettler, has served on the Venaxis board of directors since August 2001.  She is a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  In October 2010, Dr. Schoettler became Non-Executive Chair of the board.  She serves on the board of The Colorado Trust.  Former corporate board positions include: Masergy Communications, Inc., CancerVax, Inc., PepperBall Technologies, Inc., AirGate PCS, Women’s Bank, Equitable Bancshares of Colorado, the Colorado Public Employees Retirement Association, Delta Dental of Colorado, Delta Dental Foundation and Fischer Imaging.  She has served as a U.S. Ambassador, appointed by President Clinton, and as Colorado’s Lt. Governor and State Treasurer.  In 1998, she narrowly lost her bid for Governor of Colorado.  She started two successful banks and helps run her family’s cattle ranch (where she grew up), vineyards, and real estate enterprises.  She and her husband own a travel company that focuses on introducing business and community leaders to their counterparts overseas as well as to other countries’ cultures, economies, and history.  She earned a B.A. in economics from Stanford and M.A. and Ph.D. degrees in African history from the University of California at Santa Barbara.  Among her numerous awards is the French Legion of Honor (France’s highest civilian award) from President Jacques Chirac of France.

Susan Evans, Ph.D., FACB, was appointed to Venaxis’ board of directors in December 2012 and is Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.  Dr. Evans retired in December 2013 from the position of Vice President, Scientific Affairs, of Beckman Coulter, a Danaher, Inc. operating company.  Dr. Evans joined Beckman Coulter in 2006 as Vice President and General Manager of Agencourt Bioscience, a Beckman Coulter company.  She also served as Vice President, Corporate Strategic Planning for Beckman Coulter from January 2010 to July 2011.  She has more than 30 years of experience in the diagnostic industry, holding leadership positions in research and development and general management.  She has led organizations in the development of IVD diagnostic systems and assays across a wide range of laboratory disciplines including clinical chemistry, hemostasis, immunology and microbiology.  Dr. Evans’ consulting practice, BioDecisions Consulting, focuses on strategy, technology and product assessment, and product development processes.  Dr. Evans has been involved with a number of professional associations, including the American Association of Clinical Chemistry (AACC), her service to the AACC on the national level includes being elected to the board of directors, as national secretary, and as president in 2003.  She served on the board of directors of the Analytical, Life Science & Diagnostics Association (ALDA) and the National Academy of Clinical Biochemistry (NACB), serving as the president of the NACB in 2008.  Dr. Evans has also been active in the Clinical Laboratory Standards Institute (CLSI) and the International Federation of Clinical Chemistry (IFCC) serving on numerous committees and task forces.
Daryl J. Faulkner was appointed to the Company’s Board of Directors in the newly created position of Executive Chairman on January 19, 2009 and on February 10, 2009, was appointed to serve as the Company’s interim Chief Executive Officer. Mr. Faulkner resigned from the position of interim Chief Executive Officer as of March 24, 2010, upon the hiring of Mr. Lundy, and the position of Chairman in October 2010. He continues to serve as a director of the Company and he is a member of the Company’s Audit Committee and chair of the Nominating and Corporate Governance Committee. Mr. Faulkner has more than 30 years’ experience in developing and commercializing medical devices, drug and drug delivery systems, life science research tools, and molecular diagnostics. He was President, CEO and a member of the Board of Directors of Digene Corporation, a NASDAQ-traded company prior to its acquisition in July 2007 by Qiagen (traded on NASDAQ’s Global Select market). He continued as co-chair of the executive integration steering committee with the Qiagen CEO from August 2007 to January 2009. Currently, Mr. Faulkner also serves as a member of the board of directors of GenMark Diagnostics, Inc. (NASDAQ:GNMK), an emerging molecular diagnostics company traded on NASDAQ. Prior to joining Digene, Mr. Faulkner spent eight years with Invitrogen in a number of executive roles, including SVP Europe, SVP IVGN International Operations, and SVP of Strategic Business Units. Before Invitrogen, Mr. Faulkner’s career includes 15 years with the Fortune 100 Company, Abbott Laboratories, in which he held leadership positions in manufacturing operations and plant management. Mr. Faulkner received a degree in industrial relations from the University of North Carolina and a M.A. in business management from Webster University.
David E. Welch, was appointed to the Company’s board of directors in October 2004.  Mr. Welch is chair of the Audit Committee and a member of the Compensation Committee.  From April 2004 to October 2014 Mr. Welch served as Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a private company (publicly traded until June 2010) located in Golden, Colorado.  Mr. Welch formerly served as a director of PepperBall Technologies, Inc.  He also is a self-employed financial consultant.  From July 1999 to June 2002, Mr. Welch served as Chief Financial Officer, Secretary and Treasurer of Active Link Communications, Inc., another publicly traded company.  During 1998, he served as Chief Information Officer for Language Management International, Inc., a multinational translation firm located in Denver, Colorado.  From 1996 to 1997, he was Director of Information Systems for Micromedex, Inc., an electronic publishing firm, located in Denver, Colorado.  Mr. Welch also serves on the board of directors of Communication Intelligence Corporation, a publicly traded company.  He received a B.S. degree in accounting from the University of Colorado.  Mr. Welch is a certified public accountant, licensed in the state of Colorado.

Stephen A. Williams, MB, BS, Ph.D.  was appointed to the Company’s Board of Directors in May 2013 and is a member of the Compensation Committee. Dr. Williams is the Chief Medical Officer of SomaLogic, Inc., a position he has held since 2009. Prior thereto, he worked at Pfizer from 1989 until 2007. In 1989 he joined Pfizer U.K. in its experimental medicine division and worked on a variety of programs including asthma, irritable bowel syndrome, migraine, depression and urinary incontinence. Dr. Williams moved to the U.S. in 1993 with Pfizer and worked on programs in inflammatory bowel disease, stroke, psychosis and head injury. He created Pfizer’s Clinical Technology Group in 1997, which became a global group maintaining five research sites with the objective of validating clinical biomarkers and measurements, and was promoted to Pfizer Vice President in 2006. Dr. Williams’ undergraduate degree is a BSc (hons) in physiology. He trained as a physician at Charing Cross and Westminster Medical School, University of London, where he earned degrees in surgery and medicine (MB BS) and, following his internships, returned to the same institution for a Ph.D. in medicine and physiology. Subsequently, Dr. Williams performed three years of residency in diagnostic imaging at the University of Newcastle upon Tyne from 1989 to 1991. Dr. Williams was on the National Advisory Council to the National Institute of Biomedical Imaging and Bioengineering from 2003 to 2007 and on the Executive Committee of the FNIH-led Biomarkers Consortium from 2005 to 2007.
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
Qualifications, Attributes and Skills of our Board of Directors
The Nominating and Corporate Governance Committee (the “Nominating Committee”) screens director candidates and evaluates the qualification and skills applicable to the Company of the existing members of the Board.  In overseeing the nomination of candidates for election, and the qualifications and skills of incumbent directors, the Nominating Committee, and subsequently the Board, seeks qualified individuals with outstanding records of success in their chosen careers, the skills to perform the role of director, and the time and motivation to perform as a director.  Directors are expected to bring specialized talents to the Board that add value to the Board’s deliberative process and advance the business goals of the Company.  The Board has determined that experience in the life sciences industries, financial and investment experience, publicly held company experience and governmental experience are generally useful qualifications for directors, and the composition of the Board reflects such assessment.  In 2012, in connection with a re-branding of the Company, the Nominating Committee and the Board assessed the skills and qualifications of the members of the Board and determined it would be helpful to recruit additional Board members with scientific, regulatory and life sciences management skills.  The appointment of Dr. Evans and Dr. Williams to the Board arose as part of those actions.  All of the incumbent director’s exhibit outstanding records of success in their chosen careers and have demonstrated their ability to devote the time and energy necessary to serve on the Board and to advance the business goals and strategies of the Company.  The directors have the following additional qualifications and skills that make them productive members of the Board:
•	Stephen T. Lundy – over 25 years’ experience in medical and diagnostic product development companies, including experience leading the commercial launch of diagnostic products and participation in merger and acquisition transactions in the industry;
•	Gail S. Schoettler – business acumen, years of public service and extensive public company board, business and financial experience;
•	Susan A. Evans – over 30 years’ experience in the in vitro diagnostics industry, including development of numerous successful diagnostic tests;
•	Daryl J. Faulkner – significant chief executive and senior executive experience in medical device and medical diagnostics publicly traded companies, both national and global;
•	David E. Welch – financial and information systems expertise, particularly in publicly traded companies; and
•	Stephen A. Williams – medical, scientific and clinical biomarker discovery and development experience.

Independence of the Board of Directors
The Board of Directors currently consists of Ms. Schoettler, Drs. Evans and Williams and Messrs. Lundy, Faulkner and Welch.  The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards. For 2015, Ms. Schoettler and Messrs. Faulkner and Welch qualified as independent and none of them have any material relationship with the Company that might interfere with his or her exercise of independent judgment.  In making the determination as to the independence of Mr. Faulkner, the Board considered the interim nature of his service as CEO of the Company for a brief period ending in March 2010, and his independence from the Company in all other respects.
The non-employee directors, with the exception of Ms. Schoettler, receive cash compensation of $1,000 per month as compensation for service on the Board.  Ms. Schoettler, the non-executive Chair of the Board, receives compensation of $2,000 per month as compensation for service on the Board.  The independent directors typically receive a stock option grant upon joining the Board and additional stock option grants, generally annually, for service on the Board.  Effective October 2010, Ms. Schoettler began receiving equity awards equal to 1.5 times the amount granted to other non-employee directors when such awards are issued.  The directors are also reimbursed for all expenses incurred by them in attending board and committee meetings.
Board Leadership Structure and Role in Risk Management
The Board of Directors believes that separating the positions of Chair of the Board and Chief Executive Officer provides the best leadership structure for the Company at this time.  Gail S. Schoettler serves as the non-executive Chair of the Board.  Separating these positions allows the Chief Executive Officer to focus on the day-to-day business, while allowing the Chair to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management.  The Board of Directors also believes that this structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board of Directors.
The Board of Directors is actively involved in oversight of risks that could affect the Company.  This oversight is conducted primarily through committees of the Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks.  The Board of Directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for management of particular risks within the Company.  The Board of Directors believes that full and open communication between management and the Board of Directors is essential for effective risk management and oversight.
Committees
Audit Committee: The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended.  Four of the Company’s directors serve on the Audit Committee – David E. Welch (who serves as Chair of the Audit Committee), Gail S. Schoettler, Daryl J. Faulkner and Stephen A. Williams.  Mr. Welch has been designated as the financial expert on the Audit Committee.  Each Audit Committee member meets the definition of independence for Audit Committee membership as required by the NASDAQ listing standards.  The Amended and Restated Audit Committee Charter is available on our website at www.venaxis.com.
Nominating and Corporate Governance Committee.  The Nominating Committee consists of Daryl J. Faulkner (who serves as Chair of the Nominating Committee), Susan A. Evans, Gail S. Schoettler and Stephen A. Williams, each of whom meet the NASDAQ listing standards for independence.  Duties of the Nominating Committee include oversight of the process by which individuals may be nominated to our Board of Directors.  The Nominating Committee charter is available on our web site at www.venaxis.com.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.  The specific process for evaluating new directors, including shareholder-recommended nominees, will vary based on an assessment of the then current needs of the Board and the Company.  The Nominating Committee will determine the desired profile of a new director, the competencies they are seeking, including experience in one or more of the following: highest personal and professional integrity, demonstrated exceptional ability and judgment and who shall be most effective in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the shareholders.  Candidates will be evaluated in light of the target criteria chosen.  The Nominating Committee does not have a formal diversity policy; however, in addition to the foregoing, it considers race and gender diversity in selection of qualified candidates.

Compensation Committee:  The Company’s Compensation Committee is comprised of Susan A. Evans (who serves as Chair of the Compensation Committee), John H. Landon (until his retirement from the Board on June 1, 2015), Gail S. Schoettler and David E. Welch, each of whom is an independent director.  The amended and restated Compensation Committee Charter is available on our website at www.venaxis.com.
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
The Compensation Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Compensation Committee in its sole discretion deems appropriate.  The Compensation Committee did not retain any such advisor for 2015.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. Directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during and for the Company’s year ended December 31, 2015 and as of March 20, 2016, there were no directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, 4 or 5.
Code of Ethics and Whistle Blower Policy
Our Code of Ethics which applies to the Company’s directors, executive officers and management employees generally is available on our website at www.venaxis.com.  We intend to post any material amendments to or waivers of, our Code of Ethics that apply to our executive officers, on this website.  In addition, our Whistle Blower Policy is available on our website at www.venaxis.com.

Communications with the Board of Directors
The Company values the views of its shareholders (current and future shareholders, employees and others).  Accordingly, the Board of Directors established a system through its Audit Committee to receive, track and respond to communications from shareholders addressed to the Company’s Board of Directors.  Any shareholder who wishes to communicate with the Board of Directors may write to:
David E. Welch
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
ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis
This section describes our compensation program for our named executive officers during the fiscal year ended December 31, 2015.  The following discussion focuses on our compensation program and compensation-related decisions for 2015 and also addresses why we believe our compensation program is appropriate for Venaxis.
Compensation philosophy and overall objectives of executive compensation programs
It is our philosophy to link executive compensation to corporate performance and to create incentives for management to enhance Company value.  The following objectives have been adopted by the Compensation Committee as guidelines for compensation decisions:
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
Procedures for determining compensation
Our Compensation Committee has the overall responsibility for designing and evaluating the salaries, incentive plan compensation, policies and programs for our named executive officers.  The Compensation Committee relies on input from our Chief Executive Officer regarding the named executive officers (other than himself), and on an analysis of our corporate performance.  With respect to the compensation for the Chief Executive Officer, the Compensation Committee evaluates the Chief Executive Officer’s performance, sets his compensation and recommends it for approval to the independent members of the Board of Directors.  In 2015, the Board of Directors approved the recommendations of the Compensation Committee for salary, bonus and the long-term equity award for the Chief Executive Officer.

Our Chief Executive Officer plays a significant role in the compensation-setting process of the other named executive officers and makes recommendations to the Compensation Committee concerning performance objectives and salary and bonus levels for the other named executive officers and executive team.  The Compensation Committee, at least annually, then discusses the recommendations with the Chief Executive Officer.  The Compensation Committee may, in its sole discretion, approve, in whole or in part, the recommendations of the Chief Executive Officer.  The Compensation Committee approves the compensation for the named executive officers other than the Chief Executive Officer.  In 2015, the Compensation Committee approved the Chief Executive Officer’s recommendations for salary, bonus and long-term equity awards for each of the other named executive officers.
The Compensation Committee considers, among other aspects, our long-term and short-term strategic goals and development goals when evaluating our corporate performance as a factor for compensation decisions.  In determining the adjustments to the compensation of our named executive officers, we considered data from the Radford Global Life Sciences Survey of compensation, which consists of aggregated, non-company specific data on executive compensation on an industry basis. The Compensation Committee used information obtained from this survey, its assessment of the roles and performance of the named executive officers, and the experience of its members with other public companies, as well as the recommendations of the Chief Executive Officer to inform and guide its compensation decisions for 2015.
At the 2015 annual meeting of shareholders, shareholders holding approximately 85% of the votes cast approved, on an advisory basis, the compensation paid to our named executive officers for 2014.  Shareholders holding approximately 81% of votes cast also approved the increase in the number of shares under our 2002 Stock Incentive Plan, as amended (the “Stock Plan”).  The Compensation Committee factored into its decisions for 2016 compensation decisions the results of these 2015 say-on-pay votes, and the support of the increase in the number of shares available under the Stock Plan, as the Company relies on the availability of stock available for long-term equity-based awards in compensating the named executive officers while conserving cash for the business.  We will continue to monitor the annual say-on-pay results and include such results in our annual executive compensation analysis.
Elements of compensation
The compensation of our named executive officers consists primarily of four major components:
•	base salary;
•	annual incentive awards;
•	long-term equity awards; and
•	other benefits.
Base salary
The base salary of each of our named executive officers is determined based on an evaluation of the responsibilities of that particular position, each named executive officer’s historical salary earned in similar management positions with the Company or other companies, and a review of the Radford compensation survey described above.  A significant portion of each named executive officer’s total compensation is in the form of base salary.  The salary component is designed to provide the named executive officers with consistent income and to attract and retain talented and experienced executives capable of managing our operations and strategic growth.  Annually, the performance of each named executive officer is reviewed by the Compensation Committee using information and evaluations provided by the Chief Executive Officer with respect to the other named executive officers and its own assessment of the Chief Executive Officer, taking into account our operating and financial results for the year, a subjective assessment of the contribution of each named executive officer to such results, the achievement of our strategic growth and any changes in our named executive officers’ roles and responsibilities.

Annual incentive plan
The named executive officers participated in the Company’s annual incentive plan for senior management (the “Incentive Plan”) for 2015.  Under the Incentive Plan, management of the Company develops annual corporate goals and milestone objectives that are then approved by the Compensation Committee and the Board of Directors.  The Incentive Plan is designed to recognize and reward our employees, including the named executive officers, for contributing towards the achievement of our annual corporate business plan.  These annual incentive awards are designed to reward near-term operating performance and the achievement of milestones critical to the Company’s success in both the near and the long-term.  The Compensation Committee believes the Incentive Plan serves as a valuable short-term incentive program for providing cash bonus opportunities for our employees upon achievement of targeted operating results.  The 2015 Incentive Plan was 30% weighted on goals related to the interactions with the FDA with respect to APPY1 and pre-submission activities related to APPY2, 30% on APPY2-related development milestones, 10% on an EU sales goal and 20% on successful advancement of an appendicitis asset monetization transaction. The remaining 30% of the 2015 Incentive Plan goals was related to advancement of the strategic alternative, which was the negotiation of the Strand transactions.  A potential stretch goal for 2015 included receipt of 510(k) clearance for APPY1.
For 2015, based upon a review of the goals and achievements, the Compensation Committee and the Board of Directors determined that the target 2015 Incentive Plan goals were fully achieved except for the EU sales revenue goal and the stretch goal was not achieved, and approved 2015 annual incentive bonus payments at the 90% level.  The bonuses earned for 2015 were paid in early 2016.
Long-term equity awards
The Compensation Committee believes that it is essential to align the interests of the executive officers of the Company who meet the definition of “named executive officers” under the federal securities laws with the interests of our shareholders, and believes the best way to accomplish this alignment is through awards of long-term, equity-based compensation. The Compensation Committee has also identified the need to recruit and retain experienced, high performing executives, and equity-based awards assist in such recruitment and retention. Such awards are made under the Stock Plan.
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
The Board of Directors made annual stock option awards to the named executive officers in January 2015.  The named executive officer annual awards for stock options, other than the Chief Executive Officer, are generally awarded at the same level for each named executive officer based on a percentage of salary.  The grant date value of awards made to the named executive officers for 2015 are included in “Executive Compensation - Summary Compensation Table” and a description of the awards is included in “- Outstanding Equity Awards at Fiscal Year End” table.
The Company has adopted a Change in Control policy for the Stock Plan.  A “Change in Control” is defined under the Stock Plan as (i) the acquisition, directly or indirectly, by any person or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) of the beneficial ownership of more than fifty percent of the outstanding securities of the Company, (ii) a merger or consolidation in which the Company is not the surviving entity, (iii) the sale or transfer or other disposition of all or substantially all of the assets of the Company, (iv) the complete liquidation or dissolution of the Company, or (v) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of the Company’s outstanding securities are transferred.  Under the adopted policy, in the event of a Change in Control, all outstanding unvested stock options and rights granted under the Stock Plan and held by directors and named executive officers will fully vest.  The Board of Directors believes that this acceleration of vesting of outstanding awards provides the named executive officers at risk for job loss in any Change of Control with certainty as to the impact of the Change in Control on such long-term compensation.
The Compensation Committee periodically reviews long-term incentives to assure that our executive officers and other key employees are appropriately motivated and rewarded in a way that is aligned with our long-term financial results.

Other benefits
Perquisites and other benefits - We offer our named executive officers modest perquisites and other personal benefits that we believe are reasonable and in our best interest and generally in line with benefits we offer to all of our employees. See “Executive Compensation— Summary compensation table.”
Severance benefits - We have entered into employment agreements with each named executive officer. These agreements provide our named executive officers with certain severance benefits in the event of involuntary termination. See “Executive Compensation — Employment agreements and post‑employment benefits.”
Pension benefits - The Company has no defined benefit plans, supplemental executive retirement plans or actuarial plans.
Nonqualified defined contribution and other deferred compensation plans - The Company does not have a defined contribution plan and has not contributed to a deferred compensation plan.
2015 Named Executive Officer Compensation
In January 2015, the Company announced that it had received a “not substantially equivalent” letter from the FDA with respect to its 501(k) submission for its APPY1 product candidate.  Since that time, the Board of Directors has directed management to focus on evaluating the possibility of modifying the intended use for APPY1, with possible re-submission to the FDA, sales of its CE-mark approved APPY1 products in the European Union, the Company’s APPY2 product development efforts, and considering other corporate transaction alternatives to possibly acquire or gain access to assets beyond the Company’s core focus of appendicitis diagnostic development and commercialization.  In establishing the incentive goals for 2015, the Compensation Committee has focused on these activities.  In addition, the Compensation Committee and the Board has approved a retention program for the Chief Executive Officer and Chief Financial Officer of the Company.  The Compensation Committee and the Board of Directors, in approving such retention program, focused on the importance of and need to retain the services of such named executive officers in pursuing such corporate activities.  Such retention program continues the current employment agreements with Messrs. Lundy and McGonegal without change, ties a portion of the 2015 incentive goals to successful execution of a corporate transaction, and establishes the potential for a retention bonus, equal to 50% of base salary to be paid to such named executive officers upon the consummation of a corporate transaction.  Because of termination of the Strand transaction, no retention bonus will be paid relative to the Strand transaction.  The continuation of the current employment agreements would provide additional severance benefits, as described below, if either named executive officer’s employment is terminated in connection with a change in control.

Summary Compensation Table
This table provides disclosure, for fiscal years 2015 and 2014 for the named executive officers, who are (1) serving in the office of Chief Executive Officer during any part of 2015 and (2) the Company’s two most highly compensated officers, other than the Chief Executive Officer, who were serving in such capacity on December 31, 2015.  Only Jeffrey G. McGonegal meets the second requirement.
Named Executive Officer and Principal Position	Year	Salary ($)	Option Awards (3)($)	Non-Equity Incentive Plan Compensation (4)($)	All Other Compensation ($)	Total ($)

Stephen T. Lundy,	2015	382,525	572,670	154,951	44,006	1,154,152
Chief Executive Officer and	2014	375,000	404,060	183,398	40,082	1,002,540
President (1)

Jeffrey G. McGonegal,	2015	272,005	279,720	85,682	13,800	651.207
Chief Financial Officer (2)	2014	254,925	197,490	92,347	29,694	574,457
_________
(1)            Effective January 1, 2015, Mr. Lundy's annual salary was increased to $382,525.  Mr. Lundy also serves as a director of the Company; he does not receive additional compensation for serving in such role. Amounts included in “All Other Compensation” include: temporary living and travel accommodations he was provided at a total cost of $33,873 and $27,774 in 2015 and 2014, respectively, and coverage under the Company’s group medical plan at a total cost of $10,133 and $12,308 in 2015 and 2014, respectively.
(2)            The amounts included in “All Other Compensation” represents the amounts paid on his behalf in each year for group medical benefits.
(3)            The “Option Awards” columns reflect the grant date fair value for all stock option awards granted under the Stock Plan during 2015 and 2014.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts in these columns for 2015 and 2014 are included in footnotes 1 and 6 to the Company’s audited financial statements for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”).
(4)            The “Non-Equity Incentive Plan Compensation” column reflects the annual cash bonuses earned under the Company’s Incentive Plan.  The bonus amounts listed were earned for the fiscal year reported, but paid in the subsequent year.

Outstanding Equity Awards at Fiscal Year End
The following table shows the outstanding equity awards held by the named executive officers as of December 31, 2015.
	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Stephen T. Lundy (1)	7,057	-	-	68.40	3-24-2020
	2,073	-	-	17.70	1-5-2021
	11,195	-	-	20.40	7-8-2021
	12,500	-	-	3.96	4-30-2022
	99,336	-	-	2.10	12-11-2022
	137,000	-	-	2.04	1-23-2023
	163,173	14,173	-	2.27	1-06-2024
	176,740	126,260	-	1.89	1-12-2025

Jeffrey G. McGonegal (2)	1,667	-	-	88.80	1-24-2017
	1,334	-	-	198.90	1-17-2018
	1,667	-	-	39.90	1-27-2019
	1,667	-	-	66.00	1-19-2020
	1,667	-	-	17.70	1-5-2021
	6,667	-	-	3.96	4-30-2022
	52,676	-	-	2.10	12-11-2022
	67,000	-	-	2.04	1-23-2023
	79,753	7,247	-	2.27	1-06-2024
	86,328	61,672	-	1.89	1-12-2025
__________
(1)            Includes options to purchase: 7,057 shares at $68.40 per share granted on March 24, 2010; 2,073 shares at $17.70 per share granted on January 5, 2011; 11,195 shares at $20.40 per share granted on July 8, 2011; 12,500 shares at $3.96 per share granted on April 30, 2012; 99,336 shares at $2.10 per share granted on December 11, 2012; 137,000 shares at 2.04 per share granted on January 21, 2013; and 178,000 shares at $2.27 per share granted on January 6, 2014.  The options granted in 2011 vested as to 33% of the award on the first and second anniversaries of the date of grant, and 34% of the award is scheduled to vest on the third anniversary of the grant date. The options granted on January 23, 2013, January 6, 2014 and January 12, 2015 vested 50% after six months and the remaining 50% are vesting equally over the following six quarters.
(2)            Includes options to purchase: 1,667 shares at $88.80 per share granted January 24, 2007; 1,334 shares at $198.90 per share granted January 17, 2008; 1,667 shares at $39.90 per share granted on January 27, 2009; 1,667 shares at $66.00 per share granted on January 19, 2010; 1,667 shares at $17.70 per share granted on January 5, 2011; 6,667 shares at $3.96 per share granted on April 30, 2012; 52,676 shares at $2.10 per share granted on December 11, 2012; 67,000 shares at $2.04 per share granted on January 23, 2013; and 87,000 shares at $2.27 per share granted on January 6, 2014.  The options granted in 2011 vested as to 33% of the award on the first and second anniversaries of the date of grant, and 34% of the award is scheduled to vest on the third anniversary of the grant date. The options granted on January 23, 2013, January 6, 2014 and January 12, 2015 vested 50% after six months and the remaining 50% are vesting equally over the following six quarters.

Options Exercised and Stock Vested
None of the named executive officers exercised stock options during the year ended December 31, 2015.
Employment Agreements
The Company has entered into employment agreements with, and provides post-employment benefits to, its named executive officers as follows:
Chief Executive Officer - On March 24, 2010, we entered into an employment agreement with Mr. Lundy, which provides that he serves at the pleasure of the Board of Directors unless the agreement is terminated by either party as provided in the agreement. The agreement provides in the event that Mr. Lundy’s employment is terminated by the Company for other than cause, or if such employment is terminated by the executive in the event of a change in control, severance payments based upon Mr. Lundy’s salary will be made for twelve months.  In the event of death or disability, severance payments based upon Mr. Lundy’s salary will be made for three months.
Chief Financial Officer - On February 2, 2009, we entered into an employment agreement with Mr. McGonegal, which provides that he serves at the pleasure of the Board of Directors unless the agreement is terminated by either party as provided in the agreement. The agreement provides in the event that Mr. McGonegal’s employment is terminated by the Company for other than cause, or if such employment is terminated by the executive in the event of a change in control, severance payments based upon Mr. McGonegal’s salary will be made for six months.  In the event of death or disability, severance payments based upon Mr. McGonegal’s salary will be made for six months.

Post-Employment Benefits
The following table discloses the post-employment termination benefits that would have been received by the named executive officers if a termination event had occurred on December 31, 2015:
Named Executive Officer	Benefit	Termination without Cause ($)	Death or Disability ($)	Change In Control (Single Trigger) ($) (1)	Change In Control (Double Trigger) ($)

Stephen T. Lundy	Severance	382,525	95,631	-	382,525
	Options	-	-	-	-
	Total	382,525	95,631	-	382,525

Jeffrey G. McGonegal	Severance	136,002	136,002	-	136,002
	Options	-	-	-	-
	Total	136,002	136,002	-	136,002

__________
(1)            Under the Change in Control Policy approved by the board of directors, upon consummation of a Change in Control (as defined in the Stock Plan) any unvested stock options held by a named executive officer accelerate and vest upon the consummation of a Change in Control.  This column shows the value of unvested stock options that would have been received upon acceleration of unvested stock options as of December 31, 2015.  The closing price of the Company’s Common Stock on December 31, 2015 was $0.30 per share; therefore no value was added for stock options outstanding.
Director Compensation
Since February 1, 2008, each non-employee director receives cash compensation of $1,000 per month.  On October 7, 2010, upon becoming non-executive Chair of the Board of Directors, Gail S. Schoettler began receiving cash compensation of $2,000 per month.  To conserve cash, each non-employee director agreed to defer receipt of 50% of the cash compensation for the months of February through June 2012, resulting in a total deferral of $5,000 for Gail S. Schoettler and $2,500 each for the remaining directors.  The deferrals were paid in June 2015.  Our non-employee directors typically receive a stock option award upon joining and additional options over time, generally annually.  As additional compensation for service as non-executive chair, Ms. Schoettler receives awards equal to 1.5 times the awards made to the other non-employee directors when such awards are made.  The directors are also reimbursed for all expenses incurred by them in attending board and committee meetings.

Director compensation for the year ended December 31, 2015 was:
Name	Cash Fees ($)	Option Awards ($) (7)	Total ($)

Gail Schoettler (1)	24,000	149,310	173,310
Daryl Faulkner (2)	12,000	100,170	112,170
John Landon (3)	5,000	100,170	105,170
David Welch (4)	12,000	100,170	112,170
Susan Evans (5)	12,000	100,170	112,170
Stephen Williams (6)	12,000	100,170	112,170
__________
(1)    On January 12, 2015, Ms. Schoettler was granted options to purchase 79,000 shares of the Company’s Common Stock at $1.89 per share, vesting in quarterly installments during 2015 and expiring in ten years.  As of December 31, 2015, Ms. Schoettler held a total of 226,675 options to purchase shares of our Common Stock.
(2)    On January 12, 2015, Mr. Faulkner was granted options to purchase 53,000 shares of the Company’s Common Stock at $1.89 per share, vesting in quarterly installments during 2015 and expiring in ten years.  As of December 31, 2015, Mr. Faulkner held a total of 180,506 options to purchase shares of our Common Stock.
(3)    On January 12, 2015, Mr. Landon was granted options to purchase 53,000 shares of the Company’s Common Stock at $1.89 per share, vesting in quarterly installments during 2015 and expiring in ten years.  As of December 31, 2015, Mr. Landon held a total of 139,079 options to purchase shares of our Common Stock.  Mr. Landon retired as director of the Company on June 1, 2015.
(4)    On January 12, 2015, Mr. Welch was granted options to purchase 53,000 shares of the Company’s Common Stock at $1.89 per share, vesting in quarterly installments during 2015 and expiring in ten years.  As of December 31, 2015, Mr. Welch held a total of 158,009 options to purchase shares of our Common Stock.
(5)    On January 12, 2015, Dr. Evans was granted options to purchase 53,000 shares of our Common Stock at $1.89 per share, vesting in quarterly installments during 2015 and expiring in ten years.  As of December 31, 2015, Dr. Evans held a total of 137,000 options to purchase shares of our Common Stock.
(6)    On January 12, 2015, Dr. Williams was granted options to purchase 53,000 shares of our Common Stock at $1.89 per share, vesting in quarterly installments during 2015 and expiring in ten years.  As of December 31, 2015, Dr. Williams held a total of 128,333 options to purchase shares of our Common Stock.
(7)    The “Option Awards” columns reflect the grant date fair value for all stock option awards granted to non-employee directors under the Company’s 2002 Stock Incentive Plan during 2015.  These amounts are determined in accordance with ASC 718, without regard to any estimate of forfeiture for service vesting. Assumptions used in the calculation of the amounts in this column are included in footnotes 1 and 6 to the Company’s audited financial statements for the fiscal year ended December 31, 2014 included in the Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The number of shares of Common Stock outstanding at the close of business on February 1, 2016 was 30,990,029.  The following table sets forth the beneficial ownership of Common Stock as of February 1, 2016 by each director and each named executive officer then serving, by all directors and named executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.  In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days after February 1, 2016 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  To the knowledge of the directors and executive officers of Venaxis, as of February 1, 2016, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below.  Unless otherwise indicated, the address of each individual named below is the address of the Company, 1585 South Perry Street, Castle Rock, Colorado 80104.

Beneficial Ownership Table

Name and Address	Number of Shares	Percent

Stephen T. Lundy (1)	602,661	1.9%
Gail S. Schoettler (2)	233,009	*
Susan A. Evans (3)	137,000	*
Daryl J. Faulkner (4)	180,840	*
David E. Welch (5)	158,009	*
Stephen A. Williams (6)	120,331	*
Jeffrey G. McGonegal (7)	308,967	*
All Officers and Directors as a Group	1,743,039	5.3%
(7 persons) (8)

____________________
* Holds less than 1%

(1)	Includes 4,000 shares directly owned. Also includes options to purchase 7,057 shares at $68.40 per share, options to purchase 2,073 shares at $17.70 per share, options to purchase 11,195 shares at $20.40 per share, options to purchase 12,500 shares at $3.96 per share, options to purchase 99,336 shares at $2.10 per share, options to purchase 137,000 shares at $2.04 per share, options to purchase 178,000 shares at $2.27 per share and options to purchase 151,000 shares at $1.89 per share.

(2)	Includes 3,000 shares directly owned. Also includes options to purchase 3,334 shares at $28.80 per share, options to purchase 1,667 shares at $48.00 per share, options to purchase 1,667 shares at $88.80 per share, options to purchase 1,667 shares at $198.90 per share, options to purchase 1,667 shares at $39.90 per share, options to purchase 1,667 shares at $66.00 per share, options to purchase 2,500 shares at $17.70 per share, options to purchase 2,500 shares at $4.26 per share, options to purchase 43,340 shares at $2.10 per share, options to purchase 40,000 shares at $2.04 per share, options to purchase 51,000 shares at $2.27 per share and options to purchase 79,000 shares at $1.89 per share.

(3)	Includes options to purchase 48,000 shares at $2.56 per share, options to purchase 2,000 shares at $2.04 per share, options to purchase 34,000 shares at $2.27 per share and options to purchase 53,000 shares at $1.89 per share.

(4)	Includes 334 common shares held by the Daryl J. and Terri L. Faulkner Family Trust. Also includes options to purchase 15,001 shares at $50.07 per share, options to purchase 4,167 shares at $66.00 per share, options to purchase 1,667 shares at $17.70 per share, options to purchase 1,667 shares at $4.26 per shares, options to purchase 45,004 shares at $2.10 per share, options to purchase 26,000 shares at $2.04 per share, options to purchase 34,000 shares at $2.27 per share and options to purchase 53,000 shares at $1.89 per share.

(5)	Includes options to purchase 1,667 shares at $48.00 per share, options to purchase 1,667 shares at $88.80 per share, options to purchase 1,667 shares at $198.90 per share, options to purchase 1,667 shares at $39.90 per share, options to purchase 1,667 shares at $66.00 per share, options to purchase 1,667 shares at $17.70 per share, options to purchase 1,667 shares at $4.26 per share, options to purchase 33,340 shares at $2.10 per share, options to purchase 26,000 shares at $2.04 per share, options to purchase 34,000 shares at $2.27 per share and options to purchase 53,000 shares at $1.89 per share.

(6)	Includes options to purchase 33,331 shares at $1.75 per share, options to purchase 34,000 shares at $2.27 per share and options to purchase 53,000 shares at $1.89 per share.

(7)	Includes 13,072 shares held directly and 50 shares owned by his daughter; however Mr. McGonegal disclaims beneficial ownership of the shares owned by his daughter. Also includes 500 shares held in Mr. McGonegal’s IRA account. Also includes options to purchase options to purchase 1,667 shares at $88.80 per share, options to purchase 1,334 shares at $198.90 per share, options to purchase 1,667 shares at $39.90 per share, options to purchase 1,667 shares at $66.00 per share, options to purchase 1,667 shares at $17.70 per share, options to purchase 6,667 shares at $3.96 per share, options to purchase 52,676 shares at $2.10 per share, options to purchase 67,000 shares at $2.04 per share, options to purchase 87,000 shares at $2.27 per share, and options to purchase 74,000 shares at $1.89 per share.

(8)	Includes the information in footnotes (1) through (7).

Changes in Control

        There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized Under Equity Compensation Plans Information

Please refer to the disclosure under Item 5 on page 21 of this Annual Report.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	2,659,967	$4.42	3,013,160

Equity compensation plans not
approved by security holders	—	—	—

Total	2,659,967	$4.42	3,013,160

Recent Sales of Unregistered Securities

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the employment agreements previously entered into between the Company and certain of its named executive officers (as described in Item 11 above), since January 1, 2015, none of the directors or named executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect the Company.

Information about the independence of our non-employee directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, “Directors, Named Executive Officers, and Corporate Governance” herein.

During 2014 the Company executed services agreements (Phase I and Phase II) with SomaLogic, Inc. (“SomaLogic”) for SomaLogic to perform research services for the Company. The research encompassed analyzing biological samples.  Under the agreements research services totaling $379,344, were completed and paid in 2014. No services were performed by SomaLogic for the Company in 2015. The agreements provide for additional sample processing totaling approximately $95,000, should the Company elect to do run them. As of December 31, 2015 and 2014, no amounts were due to SomaLogic.  A member of the Company’s Board of Directors serves as the Chief Medical Officer for SomaLogic and during the Venaxis Board of Director’s consideration of the SomaLogic agreements, that Director recused himself from the considerations and vote.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2015 and 2014, we retained our principal auditor, GHP Horwath, P. C., to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2015	2014

Audit Fees	$53,000	$93,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$53,000	$93,000

Audit fees in 2015 and 2014 relate to the financial statement audits and the quarterly reviews.  Audit fees in 2014 also include assistance with the filing of registration statements on Forms S-1, S-3 and S-8.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)            Exhibits

No.	Exhibit
3.1	Articles of Incorporation filed July 24, 2000 (Incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-86190), filed April 12, 2002).
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

3.2	Amended and Restated Bylaws, effective March 27, 2008 (Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008).
4.1	Specimen Certificate of Common Stock (Incorporated by reference from the Registrant’s Report on Form 8‑K, dated and filed June 25, 2012).
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
10.1.9
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

10.8	Non-Employee Director Compensation (Incorporated by reference from the Registrant’s Report on Form 10‑K for the year ended December 31, 2014, filed March 30, 2015).
10.9	Executive Employment Agreement between Registrant and Donald Hurd, dated May 23, 2012 (Incorporated by reference from the Registrant’s Report on Form 8-K, dated May 23, 2012 and filed May 24, 2012).
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

10.11	Form of Exclusive Distributor Agreement (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and filed March 28, 2014).
10.12
Underwriting Agreement, dated April 3, 2014 between the Registrant and Canaccord Genuity Inc. (Incorporated by reference to the Registrant’s Report on Form 8-K, dated April 3, 2014 and filed on April 3, 2014).

10.13
Contract to Buy and Sell Real Estate, dated October 16, 2015, by and between Venaxis, Inc. as Seller and Tenant, and Niebur Golf Development LLC, as Buyer and Landlord (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 16, 2015 and filed with the SEC on October 21, 2015).

10.14
Master Agreement, dated January 26, 2016, by and among Strand Life Sciences Private Limited, Strand Genomics, Inc. and Venaxis, Inc. (Incorporated by reference to the Registrant’s Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.15
Asset Purchase Agreement, dated January 26, 2016, by and between Strand Genomics, Inc., as seller, and Venaxis Sub, Inc., as buyer. (Incorporated by reference to the Registrant’s Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.16
Form of Share Sale Agreement between Venaxis, Inc. and a Strand Life Sciences Private Limited Shareholder. (Incorporated by reference to the Registrant’s Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.17
Form of Investment Agreement between Venaxis, Inc. and a Strand Life Sciences Private Limited Shareholder. (Incorporated by reference to the Registrant’s Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.18
Form of Investment Agreement between Venaxis, Inc. and Biomark Capital Fund IV, L.P. (Incorporated by reference to the Registrant’s Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.19
Mutual Termination Agreement, dated March 11, 2016, by and among Venaxis, Inc., Strand Life Sciences Private Limited and Strand Genomics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 14, 2016).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 23, 2016 by the undersigned thereunto duly authorized.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on March 23, 2016 in the capacities indicated.

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