Form 10-Q
period 2016-03-31
Venaxis, Inc.
filed 2016-05-11
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of no par value common stock outstanding as of May 11, 2016 was 3,876,960.

VENAXIS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Please see the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$3,841,065	$2,012,283
Short-term investments (Note 1)	12,759,109	14,147,991
Prepaid expenses and other current assets (Note 1)	241,817	251,778

Total current assets	16,841,991	16,412,052

Property and equipment, net (Note 2)	896	1,954,496

Long-term investments (Note 1)	250,000	972,000

Other long term assets, net (Notes 1 and 3)	1,381,566	1,523,649

Total assets	$18,474,453	$20,862,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$321,054	$701,064
Accrued compensation	12,549	449,873
Accrued expenses	171,129	241,882
Notes and other obligations, current portion (Note 4)	57,152	301,250
Deferred revenue, current portion (Note 7)	96,698	96,698

Total current liabilities	658,582	1,790,767

Notes and other obligations, less current portion (Note 4)	-	1,838,779
Deferred revenue, less current portion (Note 7)	1,137,840	1,162,015

Total liabilities	1,796,422	4,791,561

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
3,876,960 shares issued and outstanding	121,700,959	121,653,075
Accumulated deficit	(105,022,928)	(105,582,439)

Total stockholders' equity	16,678,031	16,070,636

Total liabilities and stockholders' equity	$18,474,453	$20,862,197

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three Months Ended March 31
(Unaudited)

	2016	2015

Sales (Note 1)	$-	$11,288
Cost of sales	-	4,007

Gross profit	-	7,281

Other revenue – fee (Note 7)	24,175	24,175

Operating expenses:
Selling, general and administrative	1,030,126	1,535,851
Research and development	372,586	707,742

Total operating expenses	1,402,712	2,243,593

Operating loss	(1,378,537)	(2,212,137)

Other (expense) income:
Gain on sale of property and equipment (Note 2)	1,919,361	-
Interest expense	(25,598)	(25,064)
Investment income	44,285	50,828

Total other income	1,938,048	25,764

Net income (loss)	$559,511	$(2,186,373)

Basic and diluted net loss per share (Note 1)	$0.14	$(0.56)

Basic and diluted weighted average number
of shares outstanding (Note 1)	3,876,960	3,876,960

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Three Months Ended March 31
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$559,511	$(2,186,373)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	47,884	433,402
Depreciation and amortization	19,401	64,021
Amortization of license fees	(24,175)	(24,175)
Other non-cash charges	133,899	-
Gain on sale of property and equipment	(1,919,361)	-
Change in:
Accounts receivable	-	7,077
Prepaid expenses and other current assets	69,155	89,690
Accounts payable	(380,010)	(34,707)
Accrued compensation	(437,324)	(565,862)
Accrued expenses	28,058	(69,744)

Net cash (used in) operating activities	(1,902,962)	(2,286,671)

Cash flows from investing activities:
Purchases of short-term investments	(7,537,862)	(11,305,556)
Sales of short-term investments	9,648,744	14,402,745
Proceeds from sale of property and equipment	1,748,571	-
Purchases of patent and trademark application costs	(10,778)	(14,679)

Net cash provided by investing activities	3,848,675	3,082,510

Cash flows from financing activities:
Repayment of notes payable and other obligations	(116,931)	(133,715)

Net cash (used in) financing activities	(116,931)	(133,715)

Net change in cash and cash equivalents	1,828,782	662,124

Cash and cash equivalents at beginning of period	2,012,283	3,539,911

Cash and cash equivalents at end of period	$3,841,065	$4,202,035

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,140	$25,286

Supplemental disclosure of investing information:
Liability payoffs upon property sale	$2,064,758	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the “Company,”  “we,” or “Venaxis”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2016 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended March 31, 2016 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:
The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2016, the Company had approximate balances of cash and liquid investments of $16,600,000, working capital of $16,183,000, total stockholders’ equity of $16,678,000 and an accumulated deficit of $105,023,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, appendicitis portfolio related expenses, public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into early 2017.  The Company is closely monitoring its cash balances, cash needs and expense levels.
As of January 26, 2016, Venaxis publically disclosed that it had entered into a series of agreements, including a Master Agreement, for a combination transaction (the “Strand transaction”) with Strand Life Sciences Private Limited and its shareholders (“Strand”).  Strand is privately-held, and operates clinical reference labs in the US and in India, providing testing and lab services in India and other world-wide markets.  Strand has commercialized a next generation sequencing (NGS) based, targeted, multi-gene, pan-cancer diagnostic panel in select international markets and has engaged in initial commercialization activities in the United States.
On March 11, 2016, Venaxis and Strand entered into a Mutual Termination Agreement to terminate the series of agreements.  Pursuant to the Mutual Termination Agreement, each of the parties was relieved of any obligations or responsibilities under the Master Agreement and other transaction agreements.  Each party remains responsible for its respective transaction-related costs.
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
Management’s strategic assessment includes the following potential options:
•	exploring other possible strategic options available to the Company following termination of the Strand transaction;
•	evaluating options to monetize, partner or license the Company's appendicitis product portfolio;
•	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
•	continuing to implement cost control initiatives to conserve cash.
As part of the Company’s process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Venaxis for possibly acquiring or licensing the appendicitis assets. Venaxis has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. Management believes that the estimated potential market for an appendicitis test continues to be significant. If Venaxis is unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Venaxis appendicitis portfolio, the capitalized costs on the Company’s balance sheet, totaling approximately $374,000, as of March 31, 2016 for the acute appendicitis patents may be deemed impaired.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Historically, the purpose of the investments has been to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of March 31, 2016, approximately 11% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in marketable securities with none individually representing a material amount of the portfolio.  Investments with a scheduled maturity beyond one year are classified as long-term investments on the balance sheet.  To date, the Company’s cumulative realized market loss from the investments has not been significant. For the three months ended March 31, 2016 and 2015, there was approximately $5,900 and $8,400, respectively, in management fee expenses.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of March 31, 2016 and December 31, 2015.

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

The Company extends credit to customers generally without requiring collateral. As of March 31, 2016, there were no accounts receivable and no sales. At December 31, 2015, the Company did not have any accounts receivable. During the three months ended March 31, 2015, three European-based customers accounted for the total net sales, each representing 12%, 44% and 44%, respectively.

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
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after December 31, 2015. The Company does not believe the new standard will have a material impact on its operations and financial statements.
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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss).  The outstanding options and warrants did not have a dilutive effect on earnings per share for the three months ended March 31, 2016 pursuant to the treasury stock method. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share for the three months ended March 31, 2015. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares for either period presented. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 757,000 shares and 779,000 shares for the three month periods ended March 31, 2016 and 2015, respectively) would be anti-dilutive.
Upon the completion of a special shareholders meeting on March 24, 2016, where such action was approved by shareholders, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-eight, whereby each eight shares of common stock were combined into one share of common stock (the “Reverse Stock Split”).  The Reverse Stock Split was implemented and effective on March 31, 2016. All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.  A reconciliation of basic and diluted weighted average number of shares outstanding adjusted for the Reverse Stock Split for the period ended March 31, 2016 was 30,990,029 shares on a pre-split basis and 3,876,960 shares on a post-split basis.
Note 2. Property and equipment:

Property and equipment consisted of the following:

	March 31, 2016 (Unaudited)	December 31, 2015

Land and improvements	$-	$1,107,508
Building	-	2,589,231
Building improvements	-	253,526
Laboratory equipment	-	848,014
Office and computer equipment	66,104	318,254

	66,104	5,116,533
Less accumulated depreciation	65,208	3,162,037

	$896	$1,954,496

Depreciation expense totaled approximately $400 and $40,000 for the three month periods ended March 31, 2016 and 2015, respectively.
On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of approximately $4,000,000 . The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under short term lease agreements that provide office and storage space required for its current level of operations.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:
	March 31, 2016 (Unaudited)	December 31, 2015

Patents, trademarks and applications, net of accumulated amortization of $534,692 and $548,327, respectively	$994,327	$1,136,410
Goodwill	387,239	387,239

	$1,381,566	$1,523,649

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $76,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives for impairment upon significant changes in the Company’s business environment. The testing resulted in net patent impairment charges of $134,000 and zero during the three months ended March 31, 2016 and 2015 respectively.  The impairment charges are related to the Company’s ongoing analysis of which specific country patents in its portfolio are determined as potentially worth pursuing.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	March 31, 2016 (Unaudited)	December 31, 2015

Mortgage notes	$-	$1,997,701
Other short-term installment obligations	57,152	142,328

	57,152	2,140,029
Less current portion	57,152	301,250

	$-	$1,838,779

Mortgage notes:

Prior to the February 2016 sale of the corporate headquarters, the Company had a permanent mortgage on its land and building that was refinanced in May 2013. The mortgage was held by a commercial bank and included a portion guaranteed by the U. S. Small Business Administration (“SBA”). The loan was collateralized by the real property and the SBA portion was also personally guaranteed by a former officer of the Company. The commercial bank loan terms included a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion had an interest rate fixed at 3.95%, and the SBA portion bore interest at the rate of 5.86%. The commercial bank portion of the loan required total monthly payments of approximately $11,700, which included approximately $4,500 per month in interest. The SBA portion of the loan required total monthly payments of approximately $9,000 through July 2023, which included approximately $3,500 per month in interest and fees in 2016.
On February 25, 2016, the Company completed the sale of its corporate headquarters, land and building, and also paid off its mortgage obligations.  See Note 2.
Future maturities:

The Company’s total debt obligations require minimum annual principal payments of approximately $57,000 for the remainder of 2016, with nothing due beyond that date.

Note 5. Stockholders’ equity:

Upon the completion of a special shareholders meeting on March 24, 2016, where such action was approved by shareholders, the Board of Directors authorized the Reverse Stock Split at a ratio of one-for-eight, whereby each eight shares of common stock were combined into one share of common stock .  The Reverse Stock Split was implemented and effective on March 31, 2016. All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.  Following the Reverse Stock Split, the Company regained its compliance with the Nasdaq minimum bid price, allowing its common stock to continue to be listed on the Nasdaq Capital Market.

For the three months periods ended March 31, 2016 and 2015, the Company did not issue any common shares and no options or warrants were exercised during those same periods.

Note 6. Stock options and warrants:

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company's 2002 Stock Incentive Plan, as amended (the "Plan"), and non-qualified options and warrants issued outside of the Plan. During September 2015, the Company's shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 459,141 to 709,141. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the "Black-Scholes model").  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

The Company recognized total expenses for stock-based compensation during the three-month periods ended March 31, 2016 and 2015 of $47,884 and $433,402, respectively. These expenses are included in the accompanying statements of operations for the three-month periods ended March 31, in the following categories:

	2016	2015

Selling, general and administrative expenses	$45,324	$392,362
Research and development expenses	2,560	41,040

Total stock-based compensation	$47,884	$433,402

During the three months ended March 31, 2016 and 2015, respectively, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company did not grant any stock-based compensation to employees, directors or consultants for the three months ended March 31, 2016.  Stock-based compensation to employees, directors and consultants for the three months ended March 31, 2015 utilized assumptions in the estimation of fair value of stock-based compensation as follows:  a dividend yield of 0%, an expected price volatility of 93%, a risk free interest rate of 1.39%, and an expected term of 5 years.

A summary of activity under the Plan for the three months ended March 31, 2016 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	332,560	$35.36
Granted	-	-
Exercised	-	-
Forfeited	(7,382)	20.98

Outstanding at March 31, 2016	325,178	$35.75	7.5	$-

Exercisable at March 31, 2016	305,265	$37.10	7.5	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2016.

During the three months ended March 31, 2015, 43,000 options were issued to non-employee directors under the Plan, exercisable at an average of $15.12 per share. The options expire ten years from the date of grant and vested over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2015, July 1, 2015, and October 1, 2015.

During the three months ended March 31, 2015, 98,813 options were issued to officers and employees under the Plan, exercisable at an average of $15.12 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the three months ended March 31, 2016, a total of 7,382 options that were granted under the Plan were forfeited, of which 3,762 were vested and 3,620 were unvested. The vested options were exercisable at an average of $26.61 per share and the unvested options were exercisable at an average of $15.13 per share. During the three months ended March 31, 2015, a total of 21,668 options that were granted under the Plan were forfeited, of which 1,876 were vested and 19,792 were unvested. The vested options were exercisable at an average of $193.36 per share and the unvested options were exercisable at an average of $16.48 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the three months ended March 31, 2016 and 2015, was approximately $127,000 and $234,000, respectively.   Based upon the Company’s experience, approximately 80% of the outstanding nonvested stock options, or approximately 16,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the three months ended March 31, 2016 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	33,336	$15.54	$11.41
Granted	-	-	-
Vested	(9,803)	16.67	12.92
Forfeited	(3,620)	15.13	10.75

Nonvested at March 31, 2016	19,913	$15.06	$10.79

At March 31, 2016, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $128,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than one year.

Other common stock purchase options and warrants:

As of March 31, 2016, in addition to the stock incentive plan options discussed above, the Company had outstanding 432,003 non-qualified options and warrants in connection with offering warrants and an officer’s employment that were not issued under the Plan.

During the three month periods ended March 31, 2016 and 2015, respectively, no stock options were granted outside of the Plan.  Operating expenses for the three months ended March 31, 2016 and 2015, did not include any value related to stock-based compensation of non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the three months ended March 31, 2016:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	432,003	$15.47
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding and exercisable at March 31, 2016	432,003	$15.47	2.0	$-

During the three months ended March 31, 2016 and 2015, no warrants were exercised.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2016.

The total fair value of stock options previously granted to a former officer that vested and became exercisable during the three months ended March 31, 2016 and 2015, was zero. At March 31, 2016, there was no unrecognized cost for non-qualified options that will be recorded in the future.

Note 7.  Animal Health License Agreements:

Effective May 1, 2004 Washington University in St. Louis (“WU”) and Venaxis entered into an Exclusive License Agreement (“WU License Agreement”), which grants Venaxis exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) expire.  Venaxis has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Venaxis carry a mid-single digit royalty rate and for sublicense fees received by Venaxis carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Venaxis with ninety days advance notice at any time and by WU with sixty days advance notice if Venaxis materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2016.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone (“LH”) and/or follicle-stimulating hormone (“FSH”) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.

Under the License Agreement as of March 31, 2016, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements”.  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of March 31, 2016, deferred revenue of $96,698 has been classified as a current liability and $1,137,840 has been classified as a long-term liability. The current liability represents the next twelve months’ portion of the amortizable milestone revenue. During the three months ended March 31, 2016 and 2015, $24,175 in each period was recorded as the amortized license fee revenue arising from the License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to March 31, 2016	(321,762)

Net deferred revenue balance at March 31, 2016	$1,234,538
Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Commitments and contingencies:

Commitments:

As of March 31, 2016, the Company had employment agreements with two officers providing aggregate annual minimum commitments totaling $655,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Venaxis determined in the first quarter of 2016 to begin winding down and ceasing its APPY1 commercial activities, due to continuing limited sales and losses from the European operations.  This decision also resulted in a reduction of the Company’s workforce, which was implemented as of January 31, 2016. In February 2016, Venaxis sent notices to its four European distributors informing them of the wind down and therefore the termination of their distribution agreements. Two of the distributors, linked by common management / ownership subsequently communicated to Venaxis that they dispute that Venaxis had the right to terminate the agreements. Under the terms of the distribution agreements, such a dispute shall first be attempted to be resolved between management of the parties and then subject to binding arbitration. Venaxis believes that the distributors’ claims are without merit and any potential settlement or resolution will not be material to the Company’s financial position.

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

Note 9.  Subsequent event:

Subsequent to March 31, 2016, 77,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.89 per share. The options expire ten years from the date of grant and vest over one year, based upon 50% on the date of grant, and 25% on each of July 1, 2016, and October 1, 2016.

Subsequent to March 31, 2016, 150,000 options were issued to officers and employees under the Plan, exercisable at an average of $2.89 per share. The options expire ten years from the date of grant and vest 50% upon each of the six month and the one year anniversary of the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2016, the Company had approximate balances of cash and liquid investments of $16,600,000, working capital of $16,183,000, total stockholders’ equity of $16,678,000 and an accumulated deficit of $105,023,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, appendicitis portfolio related expenses, public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into early 2017.  The Company is closely monitoring its cash balances, cash needs and expense levels.
As of January 26, 2016, Venaxis publically disclosed that it had entered into a series of agreements, including a Master Agreement, for a combination transaction (the “Strand transaction”) with Strand Life Sciences Private Limited and its shareholders (“Strand”).  Strand is privately-held, and operates clinical reference labs in the US and in India, providing testing and lab services in India and other world-wide markets.  Strand has commercialized a next generation sequencing (NGS) based, targeted, multi-gene, pan-cancer diagnostic panel in select international markets and has engaged in initial commercialization activities in the United States.
On March 11, 2016, Venaxis and Strand entered into a Mutual Termination Agreement to terminate the series of agreements.  Pursuant to the Mutual Termination Agreement, each of the parties was relieved of any obligations or responsibilities under the Master Agreement and other transaction agreements.  Each party remains responsible for its respective transaction-related costs.
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
Management’s strategic assessment includes the following potential options:
•	exploring other possible strategic options available to the Company following termination of the Strand transaction;
•	evaluating options to monetize, partner or license the Company's appendicitis product portfolio;
•	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
•	continuing to implement cost control initiatives to conserve cash.
As part of the Company’s process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Venaxis for possibly acquiring or licensing the appendicitis assets. Venaxis has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. Management believes that the estimated potential market for an appendicitis test continues to be significant. If Venaxis is unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Venaxis appendicitis portfolio, the capitalized costs on the Company’s balance sheet, totaling approximately $374,000, as of March 31, 2016 for the acute appendicitis patents may be deemed impaired.

Results of Operations

Comparative Results for the Three Months Ended March 31, 2016 and 2015

No sales were recorded for the three months ended March 31, 2016, as compared to sales of $11,000 in the 2015 period. The 2015 sales resulted from APPY1 product sales in the EU. Sales of the APPY1  products have been to customers for initial stocking and market study orders in the EU under commercial development agreements. The decrease is attributable to the wind down of the APPY1 activities.

Cost of sales was zero and 35% of revenue for the three months ended March 31, 2016 and 2015, respectively.  The decrease in the 2016 period is attributable to the wind down of the APPY1 activities.

During the three month periods ended March 31, 2016 and 2015, $24,000 in each period, of license payments under the  License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended March 31, 2016 totaled $1,030,000, which is approximately $506,000, or 33%, decrease as compared to the 2015 period. Commercialization, marketing and compensation related expenses decreased by approximately $329,000 in the 2016 period as the Company began winding down APPY1 commercialization activities. Stock based compensation also decreased by approximately $347,000 for the three months ended March 31, 2016 as compared to the 2015 period due to no options being granted to directors, management and employees.  A decrease of $78,000 in legal expenses for the 2016 period was due to the settlement/dismissal of litigation in late 2015. These decreases were offset by an increase in strategic evaluation costs of approximately $302,000 as the Company continued to evaluate possible alternatives including the Strand transaction.

Research and development expenses in the three months ended March 31, 2016 totaled $373,000, which is approximately a $335,000, or 47%, decrease as compared to the 2015 period. A decrease of $294,000 was due primarily to winding down development and commercialization of APPY2 and APPY1 operations. A decrease of $137,000 was due to staff reductions related to winding down such operations.  These decreases were partially offset by an increase in patent impairment costs of approximately $134,000.

Interest expense for the three months ended March 31, 2016, increased to $26,000 compared to $25,000 in the 2015 period. For the three months ended March 31, 2016, the Company recorded investment income of approximately $44,000 compared to investment income of $51,000 in the 2015 period.
On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under short term lease agreements that provide office and storage space required for its current level of operations.
No income tax benefit was recorded on the net loss for the three months ended March 31, 2016 and 2015, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

At March 31, 2016, we had working capital of $16,183,000, which included cash, cash equivalents and short term investments of $16,600,000.  We reported a net income of $560,000 during the three months ended March 31, 2016, which included $1,742,000 in non-cash items consisting of stock-based compensation totaling $48,000, depreciation and amortization totaling $19,000, and impairment of patent costs of $134,000, a net of gain on sale of property and equipment totaling $1,919,000, and amortization of license fees totaling $24,000.
We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur professional and other associated expenses in connection with the various strategic opportunities that are being evaluated, appendicitis portfolio related expenses, public company and administrative related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs into early 2017. We may pursue potential additional financing opportunities; however, there can be no assurance that we will be able to obtain sufficient additional financing on terms acceptable to us, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in our possible inability to continue as a going concern.
As a result of the termination of the Strand transaction, the Company is evaluating new strategic alternatives.  If the Company is unable to locate a new strategic target, or a partner or other third-party interested in advancing development and or commercial activities of the Venaxis appendicitis portfolio,  the costs the Company has incurred for the acute appendicitis patents and other development assets may be deemed impaired.

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by Washington University in St. Louis (“WU”). Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2016.

Under the License Agreement as of March 31, 2016, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

The Company periodically enters into generally short-term consulting agreements, which at this time are primarily for assistance with our strategic evaluations.  Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

Prior to the February 2016 sale of its corporate headquarters, the Company had a permanent mortgage on its land and building that was refinanced in May 2013. The mortgage was held by a commercial bank and included a portion guaranteed by the U. S. Small Business Administration (“SBA”). The loan was collateralized by the real property and the SBA portion was also personally guaranteed by a former officer of the Company. The commercial bank loan terms included a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion had an interest rate fixed at 3.95%, and the SBA portion bore interest at the rate of 5.86%. The commercial bank portion of the loan required total monthly payments of approximately $11,700, which included approximately $4,500 per month in interest. The SBA portion of the loan required total monthly payments of approximately $9,000 through July 2023, which included approximately $3,500 per month in interest and fees in 2016.
On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under short term lease agreements that provide office and storage space required for its current level of operations.
Venaxis determined in the first quarter of 2016 to begin winding down and ceasing its APPY1 commercial activities, due to continuing limited sales and losses from the European operations.  This decision also resulted in a reduction of the Company’s workforce, which was implemented as of January 31, 2016. In February 2016, Venaxis sent notices to its four European distributors informing them of the wind down and therefore the termination of their distribution agreements. Two of the distributors, linked by common management / ownership subsequently communicated to Venaxis that they dispute that Venaxis had the right to terminate the agreements. Under the terms of the distribution agreements, such a dispute shall first be attempted to be resolved between management of the parties and then subject to binding arbitration. Venaxis believes that the distributors’ claims are without merit and any potential settlement or resolution will not be material to the Company’s financial position.
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

Operating Activities
Net cash consumed by operating activities was $1,903,000 during the three months ended March 31, 2016. Cash was generated by a net income of $560,000, less non-cash expenses of $201,000 for stock-based compensation, depreciation and amortization, and impairment of patent costs, offset by the gain on sale of property and equipment of $1,919,000 and amortization of license fees totaling $24,000. Decreases in prepaid and other current assets of $69,000 provided cash, primarily related to routine changes in operating activities.  There was a $789,000 decrease in accounts payable and accrued expenses in the three months ended March 31, 2016, primarily due to the payment of 2015 accrued incentives in early 2016, and a reduction in overall expenses due to the wind down of the APPY1 activities.

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

Investing Activities
Net cash inflows from investing activities provided $3,849,000 during the three months ended March 31, 2016. Sales of marketable securities investments totaling approximately $9,649,000 provided cash net of marketable securities purchased totaling approximately $7,538,000.  An $11,000 use of cash was attributable to additional costs incurred from patent filings.  The sale of the land, building and assets generated approximately $1,749,000 in cash.

Net cash inflows from investing activities provided $3,083,000 during the three months ended March 31, 2015. Sales of marketable securities investments totaled approximately $14,403,000 and marketable securities purchased totaled approximately $11,306,000.  A $15,000 use of cash was attributable to additional costs incurred from patent filings.

Financing Activities
Net cash outflows from financing activities consumed $117,000 during the three months ended March 31, 2016 in scheduled payments under debt agreements.

Net cash outflows from financing activities consumed $134,000 during the three months ended March 31, 2015 in scheduled payments under debt agreements.

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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in $134,000 net patent impairment charges written off during the three month periods ended March 31, 2016 and zero for the three months ended March 31, 2015.

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

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after December 31, 2015. The Company does not believe that the new standard will have a material impact on its future operations and financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of March 31, 2016, approximately 11% of the investment portfolio was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2016.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2015.

Item 6.     Exhibits

(a)	Exhibits

EXHIBIT	DESCRIPTION

3.1
Articles of Amendment to amend and restate the Articles of Incorporation, as amended, of Venaxis, Inc. (Incorporated by reference to the Registrant’s Report on Form 8-K, dated March 24, 2016 and filed on March 29, 2016).

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

10.19
Mutual Termination Agreement, dated March 11, 2016, by and among Venaxis, Inc., Strand Life Sciences Private Limited and Strand Genomics, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated and filed March 14, 2016).

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
99.1
Notice to Corporate Stock Transfer Inc., as Warrant Agent, dated April 1, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated March 31, 2016, and filed April 4, 2016).

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: May 11, 2016		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer