Form 10-Q
period 2016-06-30
Venaxis, Inc.
filed 2016-08-10
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of no par value common stock outstanding as of August 10, 2016 was 3,876,961.

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

PART I — FINANCIAL INFORMATION

Item I. Condensed Financial Statements
Venaxis, Inc.
Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$4,489,809	$2,012,283
Short-term investments (Note 1)	11,657,412	14,147,991
Prepaid expenses and other current assets (Note 1)	111,042	251,778

Total current assets	16,258,263	16,412,052

Property and equipment, net (Note 2)	539	1,954,496

Long-term investments (Note 1)	-	972,000

Other long term assets, net (Notes 1 and 3)	1,330,714	1,523,649

Total assets	$17,589,516	$20,862,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194,599	$701,064
Accrued compensation	13,408	449,873
Accrued expenses	152,602	241,882
Notes and other obligations, current portion (Note 4)	-	301,250
Deferred revenue, current portion (Note 7)	96,698	96,698

Total current liabilities	457,307	1,790,767

Notes and other obligations, less current portion (Note 4)	-	1,838,779
Deferred revenue, less current portion (Note 7)	1,113,665	1,162,015

Total liabilities	1,570,972	4,791,561

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity (Notes 5 and 6):
Common stock, no par value, 60,000,000 shares authorized;
3,876,961 shares issued and outstanding	121,877,347	121,653,075
Accumulated deficit	(105,858,803)	(105,582,439)

Total stockholders' equity	16,018,544	16,070,636

Total liabilities and stockholders' equity	$17,589,516	$20,862,197

 See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Operations
Three and Six Months Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Sales (Note 1)	$-	$24,517	$-	$35,805
Cost of sales	-	8,096	-	12,103

Gross profit	-	16,421	-	23,702

Other revenue – fee (Note 7)	24,174	24,174	48,349	48,349

Operating expenses:
Selling, general and administrative	822,835	1,482,608	1,852,961	3,018,459
Research and development	73,085	552,408	445,671	1,260,150

Total operating expenses	895,920	2,035,016	2,298,632	4,278,609

Operating loss	(871,746)	(1,994,421)	(2,250,283)	(4,206,558)

Other income (expense):
Gain on sale of property and equipment (Note 2)	912	-	1,920,273	-
Interest expense	(148)	(24,195)	(25,746)	(49,259)
Investment (loss) income	35,107	(14,619)	79,392	36,209

Total other income (expense)	35,871	(38,814)	1,973,919	(13,050)

Net loss	$(835,875)	$(2,033,235)	$(276,364)	$(4,219,608)

Basic and diluted net loss per share (Note 1)	$(0.22)	$(0.52)	$(0.07)	$(1.09)

Basic and diluted weighted average number of shares outstanding (Note 1)	3,876,961	3,876,961	3,876,961	3,876,961

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Statements of Cash Flows
Six Months Ended June 30
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(276,364)	$(4,219,608)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	224,272	780,983
Depreciation and amortization	46,031	129,794
Amortization of license fees	(48,350)	(48,349)
Other non-cash charges	168,077	4,647
Gain on sale of property and equipment	(1,920,273)	-
Change in:
Accounts receivable	-	(30,260)
Prepaid expenses and other current assets	193,930	232,018
Accounts payable	(506,465)	(143,793)
Accrued compensation	(436,465)	(547,607)
Accrued expenses	9,531	17,161

Net cash (used in) operating activities	(2,546,076)	(3,825,014)

Cash flows from investing activities:
Purchases of short-term investments	(10,149,937)	(16,216,718)
Sales of short-term investments	13,612,516	21,652,610
Proceeds from sale of property and equipment	1,749,484	-
Purchases of patent and trademark application costs	(14,378)	(47,022)

Net cash provided by investing activities	5,197,685	5,388,870

Cash flows from financing activities:
Repayment of notes payable and other obligations	(174,083)	(235,935)

Net cash (used in) financing activities	(174,083)	(235,935)

Net change in cash and cash equivalents	2,477,526	1,327,921

Cash and cash equivalents at beginning of period	2,012,283	3,539,911

Cash and cash equivalents at end of period	$4,489,809	$4,867,832

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,362	$49,740

Supplemental disclosure of investing information:
Liability payoffs upon property sale	$2,064,758	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

Venaxis, Inc.
Notes to Condensed Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Venaxis, Inc. (the “Company,”  “we,” or “Venaxis”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2016 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended June 30, 2016 are not necessarily an indication of operating results for the full year.

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2016, the Company had approximate balances of cash and liquid investments of $16,147,000, working capital of $15,801,000, total stockholders’ equity of $16,019,000 and an accumulated deficit of $105,859,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant, as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, appendicitis portfolio related expenses, public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into 2017.  The Company is closely monitoring its cash balances, cash needs and expense levels.

As of January 26, 2016, Venaxis publicly disclosed that it had entered into a series of agreements, including a Master Agreement, for a combination transaction (the “Strand transaction”) with Strand Life Sciences Private Limited and its shareholders (“Strand”).  Strand is privately-held, and operates clinical reference labs in the U.S. and in India, providing testing and lab services in India and other world-wide markets.  Strand has commercialized a next generation sequencing (NGS) based, targeted, multi-gene, pan-cancer diagnostic panel in select international markets and has engaged in initial commercialization activities in the United States.

On March 11, 2016, Venaxis and Strand entered into a Mutual Termination Agreement to terminate the series of agreements.  Pursuant to the Mutual Termination Agreement, each of the parties was relieved of any obligations or responsibilities under the Master Agreement and other transaction agreements.  Each party remains responsible for its respective transaction-related expenses.

Following the recent termination of the Strand transaction, the Company has begun evaluating potential strategic alternatives. The Company expects, in the near term, to utilize the primary criteria it has established as it evaluates its next steps and strategic path forward with the goal of maximizing value for its shareholders. As a result of the current market trends and uncertainties, and the impact on many companies, management believes that there may currently be attractive opportunities available to the Company.

Management’s strategic assessment includes the following potential options:

·	exploring other possible strategic options available to the Company following termination of the Strand transaction;
·	evaluating options to monetize, partner or license the Company's appendicitis product portfolio;
·	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
·	continuing to implement cost control initiatives to conserve cash.

As part of the Company’s process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Venaxis for potentially acquiring or licensing the appendicitis assets. Venaxis has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. Management believes that the estimated potential market for an appendicitis test continues to be significant. If Venaxis is unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Venaxis appendicitis portfolio, the capitalized costs on the Company’s balance sheet, totaling approximately $371,000, as of June 30, 2016 for the acute appendicitis patents may be deemed impaired.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Historically, the purpose of the investments has been to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company’s Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of June 30, 2016, approximately 20% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in marketable securities with none individually representing a material amount of the portfolio.  Investments with a scheduled maturity beyond one year are classified as long-term investments on the balance sheet.  To date, the Company’s cumulative realized market loss from the investments has not been significant. For the six months ended June 30, 2016 and 2015, there was approximately $11,000 and $16,000, respectively, in management fee expenses.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of June 30, 2016 and December 31, 2015.

The carrying amounts of the Company’s financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and/or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

We recognized sales of goods under the provisions of ASC 605 and the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Future revenue is expected to be generated primarily from the sale of products. Product revenue primarily consists of sales of instrumentation and consumables.

Revenue was recognized when the following four basic criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.  In international markets, the Company sells its products to distributors or re-sellers, who subsequently resell the products to hospitals. The Company has an agreement with the distributor which provides that title and risk of loss pass to the distributor upon shipment of the products, FOB to the distributor. Revenue is recognized upon shipment of products to the distributor as the products are shipped based on FOB shipping point terms (See Note 8).

Revenues were recorded less a reserve for estimated product returns and allowances which to date has not been significant. Determination of the reserve for estimated product returns and allowances is based on management’s analyses and judgments regarding certain conditions. Should future changes in conditions prove management’s conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

The Company extended credit to customers generally without requiring collateral. As of June 30, 2016 and December 31, 2015, the Company did not have any accounts receivable. During the six months ended June 30, 2016, no sales were recorded.  During the six months ended June 30, 2015, three European-based customers accounted for the total net sales, representing 58%, 28% and 14%, respectively.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years and interim periods beginning after December 31, 2015. The Company does not believe the new standard will have a material impact on its operations and financial statements.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company’s earnings (loss).  The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share for the three and six months ended June 30, 2016 and 2015 respectively.  Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares for any period presented.  Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 966,000 shares and 776,000 shares for each of the three and six month periods ended June 30, 2016 and 2015, respectively) would be anti-dilutive.

Upon the completion of a special shareholders meeting on March 24, 2016, where such action was approved by shareholders, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of one-for-eight, whereby each eight shares of common stock were combined into one share of common stock (the “Reverse Stock Split”).  The Reverse Stock Split was implemented and effective on March 31, 2016. All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.  A reconciliation of basic and diluted weighted average number of shares outstanding adjusted for the Reverse Stock Split for the period ended June 30, 2016 was 30,990,029 shares on a pre-split basis and 3,876,961 shares on a post-split basis.

Note 2. Property and equipment:

Property and equipment consisted of the following:

	June 30, 2016 (Unaudited)	December 31, 2015

Land and improvements	$-	$1,107,508
Building	-	2,589,231
Building improvements	-	253,526
Laboratory equipment	-	848,014
Office and computer equipment	64,619	318,254

	64,619	5,116,533
Less accumulated depreciation	64,080	3,162,037

	$539	$1,954,496

Depreciation expense totaled approximately $400 and $38,000, and $800 and $51,000, for the three and six month periods ended June 30, 2016 and 2015, respectively.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party for a purchase price of approximately $4,000,000. The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under short-term lease agreements that provide office and storage space required for its current level of operations.

Note 3.  Other long-term assets:

Other long-term assets consisted of the following:

	June 30, 2016 (Unaudited)	December 31, 2015

Patents, trademarks and applications, net of accumulated amortization of $554,967 and $548,327, respectively	$943,475	$1,136,410
Goodwill	387,239	387,239

	$1,330,714	$1,523,649

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $81,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives for impairment upon significant changes in the Company’s business environment. The testing resulted in net patent impairment charges of $34,000 and $5,000, and $168,000 and $5,000, for the three and six month periods ended June 30, 2016 and 2015, respectively.  The impairment charges are related to the Company’s ongoing analysis of which specific country patents in its portfolio are determined as potentially worth pursuing.

Note 4. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	June 30, 2016 (Unaudited)	December 31, 2015

Mortgage notes	$-	$1,997,701
Other short-term installment obligations	-	142,328

	-	2,140,029
Less current portion	-	301,250

	$-	$1,838,779

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

Future maturities:

The Company did not have any debt obligations at June 30, 2016.

Note 5. Stockholders’ equity:

Upon the completion of a special shareholders meeting on March 24, 2016, where such action was approved by shareholders, the Board of Directors authorized the Reverse Stock Split at a ratio of one-for-eight, whereby each eight shares of common stock were combined into one share of common stock.  The Reverse Stock Split was implemented and effective on March 31, 2016. All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.  Following the Reverse Stock Split, the Company regained its compliance with the Nasdaq minimum bid price requirement, allowing its common stock to continue to be listed on the Nasdaq Capital Market.

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

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

•	Grant date exercise price – the closing market price of the Company’s common stock on the date of the grant;
•	Estimated option term – based on historical experience with existing option holders;
•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
•	Term of the option – based on historical experience, grants have lives of approximately 3-5 years;
•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
•
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company’s common stock over a period equal to the expected term of the option; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the three and six months ended June 30, 2016 and 2015 which are included in the accompanying statements of operations, in the following categories:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015

Selling, general and administrative expenses	$176,388	$303,644	$221,712	$696,006
Research and development expenses	-	43,937	2,560	84,977

Total stock-based compensation	$176,388	$347,581	$224,272	$780,983

During the six months ended June 30, 2016 and 2015, respectively, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the six months ended June 30, 2016 and 2015 as follows:

	2016	2015

Dividend yield	0%	0%
Expected price volatility	99%	93%
Risk free interest rate	1.20%	1.39%
Expected term	5 years	5 years

A summary of activity under the Plan for the six months ended June 30, 2016 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	332,560	$35.36
Granted	227,000	2.89
Exercised	-	-
Forfeited	(25,445)	36.30

Outstanding at June 30, 2016	534,115	$21.55	8.1	$140,740

Exercisable at June 30, 2016	331,427	$32.44	7.1	$23,870

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2016.

During the six months ended June 30, 2016, 77,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.89 per share. The options expire ten years from the date of grant and vest 50% upon on the date of grant, and 25% on each of July 1, 2016 and October 1, 2016.

During the six months ended June 30, 2016, 150,000 options were issued to officers and employees under the Plan, exercisable at an average of $2.89 per share. The options expire ten years from the date of grant and vest 50% upon each of the six month and the one year anniversary of the grant date.

During the six months ended June 30, 2015, 43,000 options were issued to non-employee directors under the Plan, exercisable at an average of $15.12 per share. The options expire ten years from the date of grant and vested over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2015, July 1, 2015, and October 1, 2015.

During the six months ended June 30, 2015, 93,813 options were issued to officers and employees under the Plan, exercisable at an average of $15.12 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears.

During the six months ended June 30, 2016, a total of 25,445 options that were granted under the Plan were forfeited, of which 21,825 were vested and 3,620 were unvested. The vested options were exercisable at an average of $39.81 per share and the unvested options were exercisable at an average of $15.13 per share. During the six months ended June 30, 2015, a total of 24,742 options that were granted under the Plan were forfeited, of which 4,128 were vested and 20,614 were unvested. The vested options were exercisable at an average of $98.56 per share and the unvested options were exercisable at an average of $16.48 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the six months ended June 30, 2016 and 2015, was approximately $271,000 and $449,000, respectively.   Based upon the Company’s experience, approximately 80% of the outstanding nonvested stock options, or approximately 162,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the six months ended June 30, 2016 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	33,336	$15.54	$11.41
Granted	227,000	2.89	2.13
Vested	(54,028)	6.67	5.02
Forfeited	(3,620)	15.13	10.75

Nonvested at June 30, 2016	202,688	$3.75	$2.73

At June 30, 2016, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $339,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of one year.

Other common stock purchase options and warrants:

As of June 30, 2016, in addition to the stock incentive plan options discussed above, the Company had outstanding 432,003 non-qualified options and warrants in connection with offering warrants and an officer’s employment that were not issued under the Plan.

During the six month periods ended June 30, 2016 and 2015, respectively, no stock options were granted outside of the Plan.  Operating expenses for the six months ended June 30, 2016 and 2015, did not include any value related to stock-based compensation of non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the six months ended June 30, 2016:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	432,003	$15.47
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding and exercisable at June 30, 2016	432,003	$15.47	1.8	$-

During the six months ended June 30, 2016 and 2015, no warrants were exercised.  Included at June 30, 2016 in the 432,003 total outstanding options are 429,503 non-compensatory rights, exercisable at an average of $15.40 per common share, expiring through May 2018, granted in connection with public offerings, and 2,500 rights exercisable at $27.36 per common share, expiring December 2018, issued under compensatory arrangements.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2016.

Note 7.  Animal Health License Agreements:

Effective May 1, 2004, Washington University in St. Louis (“WU”) and Venaxis entered into an Exclusive License Agreement (“WU License Agreement”), which grants Venaxis exclusive license and right to sublicense WU’s technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU’s patents (as defined in the WU License Agreement) expire.  Venaxis has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Venaxis carry a mid-single digit royalty rate and for sublicense fees received by Venaxis carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Venaxis with ninety days advance notice at any time and by WU with sixty days advance notice if Venaxis materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), pursuant to which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at June 30, 2016.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone (“LH”) and/or follicle-stimulating hormone (“FSH”) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.

Under the License Agreement, as of June 30, 2016, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company’s consideration of ASC 808-10-45, “Accounting for Collaborative Arrangements.”  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of June 30, 2016, deferred revenue of $96,698 has been classified as a current liability and $1,113,665 has been classified as a long-term liability. The current liability represents the next twelve months’ portion of the amortizable milestone revenue. During the six months ended June 30, 2016 and 2015, $48,349 was recorded in each period as the amortized license fee revenue arising from the License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to June 30, 2016	(345,937)

Net deferred revenue balance at June 30, 2016	$1,210,363

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 8.  Commitments and contingencies:

Commitments:

As of June 30, 2016, the Company had employment agreements with two officers providing aggregate annual minimum commitments totaling $655,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Venaxis determined in the first quarter of 2016 to begin winding down and ceasing its APPY1 commercial activities, due to continuing limited sales and losses from the European operations.  This decision also resulted in a reduction of the Company’s workforce, which was implemented as of January 31, 2016. In February 2016, Venaxis sent notices to its four European distributors informing them of the wind-down and therefore the termination of their distribution agreements. Two of the distributors, linked by common management / ownership, subsequently communicated to Venaxis that they dispute that Venaxis had the right to terminate the agreements. Under the terms of the distribution agreements, such a dispute shall first be attempted to be resolved between management of the parties and then subject to binding arbitration.  The parties are currently attempting to resolve the dispute without arbitration.  Venaxis believes that the distributors’ claims are without merit and any potential settlement or resolution will not be material to the Company’s financial position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2016, the Company had approximate balances of cash and liquid investments of $16,147,000, working capital of $15,801,000, total stockholders’ equity of $16,019,000 and an accumulated deficit of $105,859,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant, as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, appendicitis portfolio related expenses, public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into 2017.  The Company is closely monitoring its cash balances, cash needs and expense levels.

As of January 26, 2016, Venaxis publicly disclosed that it had entered into a series of agreements, including a Master Agreement, for a combination transaction (the “Strand transaction”) with Strand Life Sciences Private Limited and its shareholders (“Strand”).  Strand is privately-held, and operates clinical reference labs in the U.S. and in India, providing testing and lab services in India and other world-wide markets.  Strand has commercialized a next generation sequencing (NGS) based, targeted, multi-gene, pan-cancer diagnostic panel in select international markets and has engaged in initial commercialization activities in the United States.

On March 11, 2016, Venaxis and Strand entered into a Mutual Termination Agreement to terminate the series of agreements.  Pursuant to the Mutual Termination Agreement, each of the parties was relieved of any obligations or responsibilities under the Master Agreement and other transaction agreements.  Each party remains responsible for its respective transaction-related expenses.

Following the recent termination of the Strand transaction, the Company has begun evaluating potential strategic alternatives. The Company expects, in the near term, to utilize the primary criteria it has established as it evaluates its next steps and strategic path forward with the goal of maximizing value for its shareholders. As a result of the current market trends and uncertainties, and the impact on many companies, management believes that there may currently be attractive opportunities available to the Company.

Management’s strategic assessment includes the following potential options:

·	exploring other possible strategic options available to the Company following termination of the Strand transaction;
·	evaluating options to monetize, partner or license the Company's appendicitis product portfolio;
·	continuing to explore prospective partnering or licensing opportunities with complementary opportunities and technologies; and
·	continuing to implement cost control initiatives to conserve cash.

As part of the Company’s process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Venaxis for potentially acquiring or licensing the appendicitis assets. Venaxis has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. Management believes that the estimated potential market for an appendicitis test continues to be significant. If Venaxis is unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Venaxis appendicitis portfolio, the capitalized costs on the Company’s balance sheet, totaling approximately $371,000, as of June 30, 2016 for the acute appendicitis patents may be deemed impaired.

Results of Operations

Comparative Results for the Six Months Ended June 30, 2016 and 2015

No sales were recorded for the six months ended June 30, 2016, as compared to sales of $36,000 in the 2015 period. The 2015 sales resulted from APPY1 product sales in the EU. Sales of the APPY1 products have been to customers for initial stocking and market study orders in the EU under commercial development agreements. The decrease in the 2016 period is attributed to the wind-down of the APPY1 activities.

Cost of sales was zero for the six months ended June 30, 2016 and $12,103 (34% of revenue) for the six months ended June 30, 2015.  The decrease in the 2016 period is attributed to the wind-down of the APPY1 activities.

During each of the six month periods ended June 30, 2016 and 2015, $48,000 of license payments under the Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”) was recognized as revenue.   See further discussion regarding the License Agreement below under the heading “Liquidity and Capital Resources.”

Selling, general and administrative expenses in the six months ended June 30, 2016 totaled $1,853,000, which is an approximately $1,165,000, or 39%, decrease as compared to the 2015 period. Commercialization, marketing and compensation related expenses decreased by approximately $613,000 in the 2016 period as the Company wound down APPY1 commercialization activities. Stock based compensation also decreased by approximately $474,000 for the six months ended June 30, 2016, as compared to the 2015 period due to fewer options being granted to directors, management and employees.  Legal expenses decreased by $343,000 for the 2016 period due to less legal services on various matters.  A decrease of $152,000 in general operating expenses was due to the winding down of operations.  These decreases were offset by an increase in strategic evaluation costs of approximately $417,000 related to the termination of the Strand transaction and evaluation of possible alternatives.

Research and development expenses in the six months ended June 30, 2016 totaled $446,000, which is an approximately $814,000, or 65%, decrease as compared to the 2015 period. A decrease of $969,000 was due primarily to winding down development and commercialization of APPY2 and APPY1 operations, including a decrease of $496,000 due to staff reductions.  These decreases were partially offset by an increase in patent impairment costs of approximately $155,000.

Interest expense for the six months ended June 30, 2016 decreased to $26,000, compared to $49,000 in the 2015 period. The decrease is attributed to the payoff of the mortgage loans through the sale of the land and building in the first quarter of 2016.  For the six months ended June 30, 2016, the Company recorded investment income of approximately $79,000, compared to investment income of $36,000 in the 2015 period.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under short-term lease agreements that provide office and storage space required for its current level of operations.

No income tax benefit was recorded on the net loss for the six months ended June 30, 2016 and 2015, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2016 and 2015

No sales were recorded for the three months ended June 30, 2016, compared to $25,000 in sales in the 2015 period. The 2015 sales resulted from APPY1 product sales in the EU.  Sales of the APPY1 System products have been to distributors primarily for initial stocking and market study orders in the EU under commercial development agreements and the timing of sales are generally tied to the distributors’ ordering needs and cycles.  The decrease in the 2016 period is attributed to the wind-down of the APPY1 activities.

Cost of sales was zero for the three months ended June 30, 2016 and $8,096 (33% of revenue) for the three months ended June 30, 2015.  The decrease in the 2016 period is attributed to the wind-down of the APPY1 activities.
During each of the three month periods ended June 30, 2016 and 2015, $24,000 of license payments under the License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended June 30, 2016 totaled $823,000, which is an approximately $660,000, or 45%, decrease, compared to the 2015 period. Commercialization, marketing, public and compensation related expenses decreased by approximately $510,000 in the 2016 period as the Company scaled back on its U.S. commercialization activities due to the FDA's January 2015 determination that the Company’s APPY1 Test does not meet the criteria for market clearance as a class II medical device. Legal expenses decreased by $265,000 for the 2016 period due to less legal services on various matters.  These decreases were offset by an increase in strategic evaluation costs of approximately $115,000 as the Company continued to evaluate possible alternatives.

Research and development expenses in the three months ended June 30, 2016 totaled $73,000, which is an approximately $479,000, or 87%, decrease, compared to the 2015 period. A decrease of $513,000 was due primarily to winding down development and commercialization of APPY2 and APPY1 operations, including a decrease of $321,000 due to staff reductions.  These decreases were partially offset by an increase in patent impairment costs of approximately $34,000.

Interest expense for the three months ended June 30, 2016 decreased to $150, compared to $24,000 in the 2015 period. For the three months ended June 30, 2016, the Company recorded an investment income of approximately $35,000, compared to an investment loss of $15,000 in the 2015 period.

Liquidity and Capital Resources

At June 30, 2016, we had working capital of $15,801,000, which included cash, cash equivalents and short-term investments of $16,147,000.  We reported a net loss of $276,000 during the six months ended June 30, 2016, which included $1,530,000 in non-cash items consisting of stock-based compensation totaling $224,000, depreciation and amortization totaling $46,000, and impairment of patent costs of $168,000, a net of gain on sale of property and equipment totaling $1,920,000, and amortization of license fees totaling $48,000.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur professional and other associated expenses in connection with the various strategic opportunities that are being evaluated, appendicitis portfolio related expenses, public company and administrative related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs into 2017. We may pursue potential additional financing opportunities.  However, there can be no assurance that we will be able to obtain sufficient additional financing on terms acceptable to us, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in our possible inability to continue as a going concern.

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

In July 2012, the Company entered into the License Agreement with the Licensee, pursuant to which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company’s intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company’s Animal Health Assets”). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee’s discretion in the event of a sale or other disposal of the Company’s animal health assets, (c) in the Licensee’s discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee’s discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company’s ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at June 30, 2016.

Under the License Agreement, as of June 30, 2016, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under short-term lease agreements that provide office and storage space required for its current level of operations.

Venaxis determined in the first quarter of 2016 to begin winding down and ceasing its APPY1 commercial activities, due to continuing limited sales and losses from the European operations.  This decision also resulted in a reduction of the Company’s workforce, which was implemented as of January 31, 2016. In February 2016, Venaxis sent notices to its four European distributors informing them of the wind-down and therefore the termination of their distribution agreements. Two of the distributors, linked by common management / ownership, subsequently communicated to Venaxis that they dispute that Venaxis had the right to terminate the agreements. Under the terms of the distribution agreements, such a dispute shall first be attempted to be resolved between management of the parties and then subject to binding arbitration.  The parties are currently attempting to resolve the dispute without arbitration.  Venaxis believes that the distributors’ claims are without merit and any potential settlement or resolution will not be material to the Company’s financial position.

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the investment parameters of the short-term investments, the recoverability of current assets, the fair value of assets, and the Company’s liquidity. At this point in time, there has not been a material impact on the Company’s assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results.

Operating Activities
Net cash consumed by operating activities was $2,546,000 during the six months ended June 30, 2016. Cash was consumed by the loss of $276,000, less non-cash expenses of $438,000 for stock-based compensation, depreciation and amortization, and impairment of patent costs, offset by the gain on sale of property and equipment of $1,920,000 and amortization of license fees totaling $48,000. Decreases in prepaid and other current assets of $194,000 provided cash, primarily related to routine changes in operating activities.  There was a $933,000 decrease in accounts payable and accrued expenses in the six months ended June 30, 2016, primarily due to the payment of 2015 accrued incentives in early 2016, and a reduction in overall expenses due to the wind-down of the APPY1 activities.

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

Investing Activities
Net cash inflows from investing activities provided $5,198,000 during the six months ended June 30, 2016. Sales of marketable securities investments totaling approximately $13,613,000 provided cash net of marketable securities purchased totaling approximately $10,150,000.  A $14,000 use of cash was attributable to additional costs incurred from patent filings.  The sale of the land, building and assets generated approximately $1,749,000 in cash.

Net cash inflows from investing activities provided $5,389,000 during the six months ended June 30, 2015. Sales of marketable securities investments totaled approximately $21,653,000 and marketable securities purchased totaled approximately $16,217,000.  A $47,000 use of cash was attributable to additional costs incurred from patent filings.

Financing Activities
Net cash outflows from financing activities consumed $174,000 during the six months ended June 30, 2016 in scheduled payments under debt agreements.

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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in $168,000 net patent impairment charges written off during the six month periods ended June 30, 2016 and $5,000 for the six months ended June 30, 2015.

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

Revenue Recognition:  The Company’s revenues are recognized when products are shipped or delivered to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 provides guidance on the application of GAAP to select revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104. Revenue is recognized under sales, license and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity; and (iv) collectability is reasonably assured.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of June 30, 2016, approximately 20% of the investment portfolio was in cash and cash equivalents with very short-term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2016.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.     Exhibits

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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: August 10, 2016		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer