Form 10-Q
period 2016-09-30
Venaxis, Inc.
filed 2016-11-14
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-33675

VENAXIS, INC.
(Exact name of registrant as specified in its charter)
Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 38th Street, Boulder, Colorado 80301
(Address of principal executive offices) (Zip Code)

(303) 545-5550
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

The number of shares of no par value common stock outstanding as of November 11, 2016 was 4,503,971.

VENAXIS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements
Venaxis, Inc.
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets (Note 1):
Cash and cash equivalents	$2,447,320	$2,012,283
Short-term investments	12,416,087	14,147,991
Accounts receivable, net	21,508	-
Inventories (Note 2)	412,106	-
Prepaid expenses and other current assets	322,867	251,778

Total current assets	15,619,888	16,412,052

Property and equipment, net (Note 3)	95,387	1,954,496

Intangible rights acquired (Note 2)	2,291,966	-

Long-term investments (Note 1)	-	972,000

Other long term assets, net (Notes 1 and 4)	1,315,556	1,523,649

Total assets	$19,322,797	$20,862,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$297,044	$701,064
Accrued compensation	329,098	449,873
Accrued expenses	233,506	241,882
Notes and other obligations, current portion (Note 5)	222,135	301,250
Deferred revenue, current portion (Note 8)	96,698	96,698

Total current liabilities	1,178,481	1,790,767

Notes and other obligations, less current portion (Note 5)	-	1,838,779
Deferred revenue, less current portion (Note 8)	1,089,490	1,162,015

Total liabilities	2,267,971	4,791,561

Commitments and contingencies (Notes 8 and 9)

Stockholders' equity (Notes 2, 6 and 7):
Venaxis' stockholders' equity:
Common stock, no par value, 60,000,000 shares authorized; 4,503,971 and
3,876,961 shares issued and outstanding	124,598,545	121,653,075
Accumulated deficit	(107,568,735)	(105,582,439)

Total Venaxis stockholders' equity	17,029,810	16,070,636
Non-controlling interest	25,016	-
Total equity	17,054,826	16,070,636

Total liabilities and stockholders' equity	$19,322,797	$20,862,197

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Venaxis, Inc.
Consolidated Statements of Operations Three and Nine Months Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Sales (Note 1)	$1,923	$57,089	$1,923	$92,894
Cost of sales	1,567	14,533	1,567	26,636

Gross profit	356	42,556	356	66,258

Other revenue – fee (Note 8)	24,175	24,175	72,524	72,524

Operating expenses:
Selling, general and administrative	1,715,475	1,231,101	3,568,436	4,249,560
Research and development	54,458	426,263	500,129	1,686,413

Total operating expenses	1,769,933	1,657,364	4,068,565	5,935,973

Operating loss	(1,745,402)	(1,590,633)	(3,995,685)	(5,797,191)

Other income (expense):
Gain on sale of property and equipment (Note 3)	13,062	-	1,933,335	-
Interest expense	(2,384)	(25,393)	(28,130)	(74,652)
Investment income	23,639	32,942	103,031	69,151

Total other income (expense)	34,317	7,549	2,008,236	(5,501)

Net loss	(1,711,085)	(1,583,084)	(1,987,449)	(5,802,692)
Net loss attributable to non-controlling interest	1,153	-	1,153	-

Net loss attributable to Venaxis, Inc.	$(1,709,932)	$(1,583,084)	$(1,986,296)	$(5,802,692)

Basic and diluted net loss per share (Note 1)	$(0.43)	$(0.41)	$(0.51)	$(1.50)

Basic and diluted weighted average number of shares outstanding (Note 1)	3,999,637	3,876,961	3,918,151	3,876,961

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Venaxis, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)
	2016	2015
Cash flows from operating activities:
Net loss	$(1,987,449)	$(5,802,692)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	368,459	1,019,067
Depreciation and amortization	96,997	194,438
Amortization of license fees	(72,524)	(72,524)
Other non-cash charges	200,385	4,647
Gain on sale of property and equipment	(1,933,335)	-
Change in (net of BiOptix business acquisition):
Accounts receivable	(602)	(59,677)
Prepaid expenses and other current assets	224,246	236,822
Accounts payable	(521,600)	(225,316)
Accrued compensation	(120,775)	(430,207)
Accrued expenses	(94,869)	(80,995)

Net cash (used in) operating activities	(3,841,067)	(5,216,437)

Cash flows from investing activities:
Purchases of short-term investments	(13,818,949)	(21,208,206)
Sales of short-term investments	16,522,853	26,505,093
Proceeds from sale of property and equipment	1,799,143	-
Purchases of patent and trademark application costs	(14,378)	(59,914)
Cash acquired in purchase of BiOptix	16,673	-

Net cash provided by investing activities	4,505,342	5,236,973

Cash flows from financing activities:
Repayment of notes payable and other obligations	(229,238)	(330,139)

Net cash (used in) financing activities	(229,238)	(330,139)

Net change in cash and cash equivalents	435,037	(309,603)

Cash and cash equivalents at beginning of period	2,012,283	3,539,911

Cash and cash equivalents at end of period	$2,447,320	$3,230,308

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,331	$74,936

Supplemental disclosure of investing information:
Liability payoffs upon property sale	$2,064,758	$-
Value of Common Shares issued for BiOptix purchase	$2,577,011	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Venaxis, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Venaxis, Inc. (the "Company,"  "we," or "Venaxis") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2016 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended September 30, 2016 are not necessarily an indication of operating results for the full year.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2016, the Company had approximate balances of cash and liquid investments of $14,863,000, working capital of $14,441,000, total stockholders' equity of $17,030,000 and an accumulated deficit of $107,569,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as we incur increased costs and expenses associated with the BiOptix operations (see below), and continue to incur public company and administrative related expenses. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into 2017.  The Company is closely monitoring its cash balances, cash needs and expense levels.

As of January 26, 2016, Venaxis publicly disclosed that it had entered into a series of agreements, including a Master Agreement, for a combination transaction (the "Strand transaction") with Strand Life Sciences Private Limited and its shareholders ("Strand").  Strand is privately-held, and operates clinical reference labs in the U.S. and in India, providing testing and lab services in India and other world-wide markets.  Strand has commercialized a next generation sequencing (NGS) based, targeted, multi-gene, pan-cancer diagnostic panel in select international markets and has engaged in initial commercialization activities in the United States.  On March 11, 2016, Venaxis and Strand entered into a Mutual Termination Agreement to terminate the series of agreements.  Pursuant to the Mutual Termination Agreement, each of the parties was relieved of any obligations or responsibilities under the Master Agreement and other transaction agreements.  Each party remains responsible for its respective transaction-related expenses. Following the termination of the Strand transaction, the Company began evaluating potential strategic alternatives.

Based upon the primary criteria established as part of the strategic evaluation process, as of September 12, 2016, the Company completed the strategic acquisition of BiOptix Diagnostics, Inc. ("BiOptix"), a privately-held entity. As a result, the Company now owns more than 98% of the outstanding voting stock of BiOptix, and BiOptix has become a majority-owned subsidiary of the Company. Under the terms of a Stock Purchase Agreement, dated September 12, 2016, among the Company and the holders of all of the BiOptix preferred stock (the "Purchase Agreement"), the consideration consisted of an aggregate of 627,010 shares of the Company's common stock valued at approximately $2,577,000.

BiOptix, located in Boulder, Colorado, has developed an Enhanced Surface Plasmon Resonance ("SPR") instrument designed to increase the flexibility and reliability of SPR, in order to address the increasing demand for instruments suitable for a broader range of applications, while offering far greater performance per dollar than other instruments commercially available.

Management's strategic plans include the following:

•	focusing on the BiOptix business plan to advance on commercial and development activities to increase the value of the operation;
•	exploring prospective partnering or licensing opportunities with appreciable opportunities and technologies;
•	continuing to evaluate options to monetize, partner or license the Company's appendicitis product portfolio; and
•	continuing to implement cost control initiatives to conserve cash.

As part of the Company's process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Venaxis for potentially acquiring or licensing the appendicitis assets. Venaxis has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. Management believes that the estimated potential market for an appendicitis test continues to be significant. If Venaxis is unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Venaxis appendicitis portfolio, the capitalized costs on the Company's balance sheet, totaling approximately $335,000, as of September 30, 2016 for the acute appendicitis patents may be deemed impaired.

Note 1.  Significant accounting policies:

Principles of consolidation

The consolidated financial statements of the Company include the accounts of Venaxis and its majority-owned and controlled subsidiary, BiOptix. Intercompany accounts and transactions have been eliminated in the consolidation.

Cash, cash equivalents and investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company's cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Historically, the purpose of the investments has been to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of September 30, 2016, approximately 9% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in marketable securities with none individually representing a material amount of the portfolio.  Investments with a scheduled maturity beyond one year are classified as long-term investments on the balance sheet.  To date, the Company's cumulative realized market loss from the investments has not been significant. For the nine months ended September 30, 2016 and 2015, there was approximately $17,000 and $23,000, respectively, in management fee expenses.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of September 30, 2016 and December 31, 2015.

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

Revenue is recognized when the following four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

The Company extends credit to customers generally without requiring collateral. As of September 30, 2016, the Company had accounts receivable of $21,500. As of December 31, 2015, the Company did not have any accounts receivable. During the three and nine months ended September 30, 2016, nominal sales were recorded associated with the BiOptix operations.  During the nine months ended September 30, 2015, three European-based customers accounted for the total net sales, representing 48%, 29% and 23%, respectively.

Inventories:

Inventories acquired as part of the BiOptix purchase are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead.

Recently issued and adopted accounting pronouncements:

The Company has considered recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on their consolidated financial statements.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company's earnings (loss).  The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share for the three and nine months ended September 30, 2016 and 2015 respectively.  Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares for any period presented.  Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 1,061,000 shares and 776,000 shares for each of the three and nine month periods ended September 30, 2016 and 2015, respectively) would be anti-dilutive.

See Note 6 regarding a Reverse Stock Split effected on March 31, 2016.

Note 2. Acquisition:

On September 12, 2016, the Company completed the strategic acquisition of BiOptix, a privately-held entity. Pursuant to the Purchase Agreement, through a wholly-owned subsidiary, the Company acquired all of the outstanding shares of Series 1 Preferred Stock of BiOptix from the selling stockholders. No BiOptix common shares were acquired in the transaction.  As a result, the Company now owns more than 98% of the outstanding voting stock of BiOptix, and BiOptix has become a majority owned subsidiary of the Company.

Under the terms of the Purchase Agreement, the consideration consisted of an aggregate of 627,010 shares of the Company's common stock (the "Shares") which Shares were distributed in accordance with the liquidation preferences set forth in the BiOptix Fifth Amended and Restated Certificate of Incorporation, as amended.  The Shares were valued at approximately $2,577,000 (based upon the closing value of our common stock on the acquisition date) and the issuance represented approximately 14% of the outstanding Venaxis common stock at the closing. The Purchase Agreement contains customary representations and warranties of the parties, including BiOptix, and the selling stockholders have customary indemnification obligations to the Company relating to BiOptix, which are subject to certain limitations described further in the Purchase Agreement. The issuance of the Shares was effected as a private placement of securities.  The Company also entered into a Registration Rights Agreement with the selling stockholders.

The purchase price allocation is preliminary and subject to change, as an analysis has not been completed as of the date of this report as Venaxis is still reviewing all of the underlying assumptions and calculations used in the allocation. However, the table below summarizes the provisional estimated fair values assigned to the assets and liabilities acquired:

Cash and cash equivalents	$17,000
Accounts receivable	21,000
Inventory	413,000
Prepaid and other assets	52,000
Equipment	93,000
Intangible rights acquired	2,312,000
Accounts payable	(118,000)
Accrued and other liabilities	(187,000)
Non-controlling interest	(26,000)
Purchase price	$2,577,000

The purchase price allocation is preliminary and subject to change.  The intangible assets acquired are estimated to have an average life of 4-6 years, resulting in annual estimated future amortization of approximately $460,000 per year. On the acquisition date, the provisional fair value of the non-controlling interest was estimated to be approximately $26,000. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired.

From the September 12, 2016 acquisition date through September 30, 2016, BiOptix revenues and net loss were approximately $1,900 and $107,000, respectively. Amortization expense amounted to approximately $20,000 for each of the three and nine months ended September 30, 2016.

The following unaudited pro forma information presents the results of operations for the nine months ended September 30, 2016 and 2015, as if the acquisition of BiOptix had occurred on each of January 1, 2016 and 2015, respectively:

	Year to Date period ended September 30,
	2016	2015
Total revenues	$191,577	639,944
Net (loss) attributable to Venaxis	$(4,527,483)	$(8,380,348)
Basic and diluted loss per share	$(1.01)	$(1.86)

As of September 30, 2016, Venaxis incurred a total of approximately $106,000 in advisory and legal fees related to the acquisition of BiOptix, which, are reported in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

As of September 30, 2016 inventories acquired in connection with the BiOptix acquisition totaled $412,106, consisting of $118,734 in raw materials, $27,553 in work in process and $265,819 in finished goods.

Note 3. Property and equipment:

Property and equipment consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015

Land and improvements	$-	$1,107,508
Building	-	2,589,231
Building improvements	-	253,526
Laboratory equipment	92,402	848,014
Office and computer equipment	117,259	318,254
	209,661	5,116,533
Less accumulated depreciation	114,274	3,162,037
	$95,387	$1,954,496

Depreciation expense totaled approximately $5,200 and $36,000, and $5,900 and $114,000, for the three and nine month periods ended September 30, 2016 and 2015, respectively.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party for a purchase price of approximately $4,000,000. The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under a short-term lease agreement that provide storage space.

Note 4.  Other long-term assets:

Other long-term assets consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015

Patents, trademarks and applications, net of accumulated amortization of $575,092 and $548,327, respectively	$891,317	$1,136,410
Long-term deposits	37,000	-
Goodwill	387,239	387,239
	$1,315,556	$1,523,649

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $81,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives for impairment upon significant changes in the Company's business environment. The testing resulted in net patent impairment charges of $32,000 and $200,000 for the three and nine month periods, respectively, ended September 30, 2016 and no patent impairment charges for the three month period ended September 30, 2015 and $5,000 in patent impairment charges for the nine month period ended September 30, 2015.  The impairment charges are related to the Company's ongoing analysis of which specific country patents in its portfolio are determined as potentially worth pursuing.

Note 5. Notes and Other Obligations:

Notes payable and other obligations consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015

Mortgage notes	$-	$1,997,701
Other short-term installment obligations	222,135	142,328

	222,135	2,140,029
Less current portion	222,135	301,250
	$-	$1,838,779

Mortgage notes:

Prior to the February 2016 sale of the corporate headquarters, the Company had a permanent mortgage on its land and building that was refinanced in May 2013. The mortgage was held by a commercial bank and included a portion guaranteed by the U. S. Small Business Administration ("SBA").  The loan was collateralized by the real property and the SBA portion was also personally guaranteed by a former officer of the Company. The commercial bank loan terms included a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion had an interest rate fixed at 3.95%, and the SBA portion bore interest at the rate of 5.86%. The commercial bank portion of the loan required total monthly payments of approximately $11,700, which included approximately $4,500 per month in interest. The SBA portion of the loan required total monthly payments of approximately $9,000 through July 2023, which included approximately $3,500 per month in interest and fees in 2016.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land and building, and also paid off its mortgage obligations.  See Note 3.

Future maturities:

The Company's total debt obligations require minimum annual principal payments of approximately $82,000 for the remainder of 2016 and $140,000 in 2017, through the terms of the applicable debt agreements.

Note 6. Stockholders' equity:

On September 12, 2016, the Company issued an aggregate of 627,010 shares of common stock of the Company as consideration for the acquisition of the Preferred Stock of BiOptix, thereby making BiOptix a majority-owned subsidiary of the Company.  The sale of the Shares was effected as a private placement transaction. See Note 2.

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

The Company's determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

•	Grant date exercise price – the closing market price of the Company's common stock on the date of the grant;
•	Estimated option term – based on historical experience with existing option holders;
•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
•	Term of the option – based on historical experience, grants have lives of approximately 3-5 years;
•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
•
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company's common stock over a period equal to the expected term of the option; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized total expenses for stock-based compensation during the three and nine months ended September 30, 2016 and 2015, which are included in the accompanying condensed consolidated statements of operations, in the following categories:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015

Selling, general and administrative expenses	$144,187	$214,848	$365,899	$910,854
Research and development expenses	-	23,236	2,560	108,213
Total stock-based compensation	$144,187	$238,084	$368,459	$1,019,067

During the nine months ended September 30, 2016 and 2015, respectively, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the nine months ended September 30, 2016 and 2015 as follows:

	2016	2015

Dividend yield	0%	0%
Expected price volatility	99-100%	93%
Risk free interest rate	1.20%	1.39%
Expected term	5 years	5 years

A summary of activity under the Plan for the nine months ended September 30, 2016 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	332,560	$35.36
Granted	227,000	2.89
Exercised	-	-
Forfeited	(25,445)	36.30
Outstanding at September 30, 2016	534,115	$21.55	7.9	$31,780

Exercisable at September 30, 2016	355,403	$30.61	7.0	$8,085

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2016.

During the nine months ended September 30, 2016, 77,000 options were issued to non-employee directors under the Plan, exercisable at an average of $2.89 per share. The options expire ten years from the date of grant and vest 50% upon on the date of grant, and 25% on each of July 1, 2016 and October 1, 2016.

During the nine months ended September 30, 2016, 150,000 options were issued to officers and employees under the Plan, exercisable at an average of $2.89 per share. The options expire ten years from the date of grant and vest 50% upon each of the nine month and the one year anniversary of the grant date.

During the nine months ended September 30, 2015, 43,000 options were issued to non-employee directors under the Plan, exercisable at an average of $15.12 per share. The options expire ten years from the date of grant and vested over one year, with 25% vesting on the date of grant, and an additional 25% vesting on each of April 1, 2015, July 1, 2015, and October 1, 2015.

During the nine months ended September 30, 2015, 93,813 options were issued to officers and employees under the Plan, exercisable at an average of $15.12 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon the nine month anniversary of grant date and the remaining balance vesting over the following nine quarters in arrears.

 During the nine months ended September 30, 2016, a total of 25,445 options that were granted under the Plan were forfeited, of which 21,825 were vested and 3,620 were unvested. The vested options were exercisable at an average of $39.81 per share and the unvested options were exercisable at an average of $15.13 per share. During the nine months ended September 30, 2015, a total of 27,178 options that were granted under the Plan were forfeited, of which 4,644 were vested and 22,534 were unvested. The vested options were exercisable at an average of $90.88 per share and the unvested options were exercisable at an average of $16.40 per share.

 The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the nine months ended September 30, 2016 and 2015, was approximately $363,000 and $461,000, respectively.   Based upon the Company's experience, approximately 80% of the outstanding nonvested stock options, or approximately 143,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the nine months ended September 30, 2016 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	33,336	$15.54	$11.41
Granted	227,000	2.89	2.13
Vested	(78,004)	6.25	4.65
Forfeited	(3,620)	15.13	10.75

Nonvested at September 30, 2016	178,712	$3.54	$2.59

At September 30, 2016, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $201,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of one year.

Other common stock purchase options and warrants:

As of September 30, 2016, in addition to the Plan options discussed above, the Company had outstanding 527,003 non-qualified options and warrants in connection with offering warrants, an officer's employment, and options issued to six new employees, hired in connection with the Company's acquisition of BiOptix that were not issued under the Plan.

During the nine month period ended September 30, 2016, 95,000 options were granted outside of the Plan and during the nine month period ended September 30, 2015, no stock options were granted outside of the Plan.  Operating expenses for the nine months ended September 30, 2016 included $2,961 related to stock-based compensation and the nine months ended September 30, 2015 did not include any value related to stock-based compensation of non-qualified options and warrants.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the nine months ended September 30, 2016:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	432,003	$15.47
Granted	95,000	3.78
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2016	527,003	$13.36	3.0	$-

Exercisable at September 30, 2016	432,003	$15.47	1.5	$-

During September 2016, non-qualified stock options made outside of the Company's 2002 Stock Incentive Plan, were issued to six new employees, hired in connection with the Company's acquisition of BiOptix, to purchase an aggregate of 95,000 shares of common stock. The exercise price of the stock options granted is $3.78 per share, the options are subject to a two year vesting schedule with 50% of each of the stock options vesting and becoming exercisable at the six month anniversary of the date of grant, and the balance of the options vesting ratably in quarterly installments over the following six quarters.  The stock options have a term of ten years after the date of grant, subject to earlier termination of employment or cessation of service with the Company. At September 30, 2016, based upon compensatory options granted outside of the Plan to that point, there was approximately $234,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately two years.

During the nine months ended September 30, 2016 and 2015, no warrants were exercised.  Included at September 30, 2016 in the 527,003 total outstanding options are 429,503 non-compensatory rights, exercisable at an average of $15.40 per common share, expiring through May 2018, granted in connection with public offerings, and 97,500 rights exercisable at an average of $4.38 per common share, expiring through September 2021, issued under compensatory arrangements.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2016.

Note 8.  Animal Health License Agreements:

Effective May 1, 2004, Washington University in St. Louis ("WU") and Venaxis entered into an Exclusive License Agreement ("WU License Agreement"), which grants Venaxis exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement) expire.  Venaxis has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Venaxis carry a mid-single digit royalty rate and for sublicense fees received by Venaxis carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Venaxis with ninety days advance notice at any time and by WU with sixty days advance notice if Venaxis materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), pursuant to which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Venaxis receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at September 30, 2016.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone ("LH") and/or follicle-stimulating hormone ("FSH") products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.

Under the License Agreement, as of September 30, 2016, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, "Accounting for Collaborative Arrangements."  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,500,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of September 30, 2016, deferred revenue of $96,698 has been classified as a current liability and $1,089,490 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the amortizable milestone revenue. During the nine months ended September 30, 2016 and 2015, $72,524 and $72,524, respectively was recorded as the amortized license fee revenue arising from the Ceva License Agreement.  During the three months ended September 30, 2016 and 2015, $24,175 and $24,175, respectively was recorded as the amortized license fee revenue arising from the Ceva License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to September 30, 2016	(370,112)
Net deferred revenue balance at September 30, 2016	$1,186,188

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 9.  Commitments and contingencies:

Commitments:

BiOptix has a lease commitment on its office and laboratory space that expires March 31, 2018.  The agreement requires monthly base rent of $15,711 and common area maintenance costs are currently $10,145 per month.

As of September 30, 2016, the Company had employment agreements with two officers providing aggregate annual minimum commitments totaling $655,000.  The agreements automatically renew at the end of each year unless terminated by either party and contain customary confidentiality and benefit provisions.

Venaxis determined in the first quarter of 2016 to begin winding down and ceasing its APPY1 commercial activities, due to continuing limited sales and losses from the European operations.  This decision also resulted in a reduction of the Company's workforce, which was implemented as of January 31, 2016. In February 2016, Venaxis sent notices to its four European distributors informing them of the wind-down and, therefore, the termination of their distribution agreements. Two of the distributors, linked by common management / ownership, subsequently communicated to Venaxis that they disputed that Venaxis had the right to terminate the agreements. In August 2016, the parties resolved their dispute, with no admission of liability by either party.  The terms of the settlement are confidential.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2016, the Company had approximate balances of cash and liquid investments of $14,863,000, working capital of $14,441,000, total stockholders' equity of $17,030,000 and an accumulated deficit of $107,569,000. To date, the Company has in large part relied on equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as we incur increased costs and expenses associated with the BiOptix operations (see below), and public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs into 2017.  The Company is closely monitoring its cash balances, cash needs and expense levels.

As of January 26, 2016, Venaxis publicly disclosed that it had entered into a series of agreements, including a Master Agreement, for a combination transaction (the "Strand transaction") with Strand Life Sciences Private Limited and its shareholders ("Strand").  Strand is privately-held, and operates clinical reference labs in the U.S. and in India, providing testing and lab services in India and other world-wide markets.  Strand has commercialized a next generation sequencing (NGS) based, targeted, multi-gene, pan-cancer diagnostic panel in select international markets and has engaged in initial commercialization activities in the United States.  On March 11, 2016, Venaxis and Strand entered into a Mutual Termination Agreement to terminate the series of agreements.  Pursuant to the Mutual Termination Agreement, each of the parties was relieved of any obligations or responsibilities under the Master Agreement and other transaction agreements.  Each party remains responsible for its respective transaction-related expenses. Following the recent termination of the Strand transaction, the Company began evaluating potential strategic alternatives.

Based upon the primary criteria established as part of the strategic evaluation process, as of September 12, 2016, the Company completed the strategic acquisition of BiOptix Diagnostics, Inc. ("BiOptix"), a privately-held entity. As a result, the Company now owns more than 98% of the outstanding voting stock of BiOptix, and BiOptix has become a majority-owned subsidiary of the Company. Under the terms of a Stock Purchase Agreement, dated September 12, 2016, among the Company and all of the holders of the BiOptix preferred stock (the "Purchase Agreement"), the consideration consisted of an aggregate of 627,010 shares of the Company's common stock valued at approximately $2,577,000.

Management's strategic plans include the following:

•	focusing on the BiOptix business plan to advance on commercial and development activities to increase the value of the operation;
•	exploring prospective partnering or licensing opportunities with appreciable opportunities and technologies;
•	continuing to evaluate options to monetize, partner or license the Company's appendicitis product portfolio; and
•	continuing to implement cost control initiatives to conserve cash.

As part of the Company's process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Venaxis for potentially acquiring or licensing the appendicitis assets. Venaxis has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. Management believes that the estimated potential market for an appendicitis test continues to be significant. If Venaxis is unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Venaxis appendicitis portfolio, the capitalized costs on the Company's balance sheet, totaling approximately $335,000, as of September 30, 2016 for the acute appendicitis patents may be deemed impaired.

Acquisition of BiOptix Diagnostics, Inc.

As part of our business strategy, we completed the acquisition of BiOptix as of September 12, 2016. The accompanying consolidated results of operations and cash flows include the results of BiOptix from the September 12, 2016 acquisition date through September 30, 2016.

Results of Operations

Comparative Results for the Nine Months Ended September 30, 2016 and 2015

Sales of $1,900 were recorded for the nine months ended September 30, 2016, related to the activities of BiOptix, as compared to sales of $93,000 in the 2015 period related to APPY1 sales in the EU. The decrease in the 2016 period is attributed to the wind-down of the APPY1 activities.

Cost of sales were $1,500 (81% of revenue) for the nine months ended September 30, 2016 related to the activities of BiOptix, and $27,000 (29% of revenue) for the nine months ended September 30, 2015 related to APPY1 sales in the EU.  The decrease in the 2016 period is attributed to the wind-down of the APPY1 activities.

During each of the nine month periods ended September 30, 2016 and 2015, $73,000 of license payments under the Exclusive License Agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee") was recognized as revenue.   See further discussion regarding the License Agreement below under the heading "Liquidity and Capital Resources."

Selling, general and administrative expenses in the nine months ended September 30, 2016 totaled $3,568,000, which is an approximately $681,000, or 16%, decrease as compared to the 2015 period. Commercialization and marketing expenses decreased by approximately $145,000 and compensation related expenses decreased by approximately $589,000 in the 2016 period as the Company wound down APPY1 commercialization activities. These decreases were offset by expenses attributable to the BiOptix operations of approximately $129,000, for the period after acquisition and increases in accrued incentives of $524,000 over the prior year's period.  Stock based compensation also decreased by approximately $545,000 for the nine months ended September 30, 2016, as compared to the 2015 period due to fewer options being granted to directors, management and employees.  Legal expenses decreased by $67,000 for the 2016 period due to less legal services on various matters.  A decrease of $271,000 in general overhead expenses was due to the continued wind down of the Venaxis operations.  These decreases were offset by an increase in strategic evaluation costs of approximately $283,000 related to the termination of the Strand transaction and evaluation of possible alternatives.

Research and development expenses in the nine months ended September 30, 2016 totaled $500,000, which is an approximately $1,186,000, or 70%, decrease as compared to the 2015 period. A decrease of $1,365,000 was due primarily to winding down development and commercialization of APPY2 and APPY1 operations, including a decrease of $659,000 due to staff reductions.  These decreases were partially offset by an increase in patent impairment costs of approximately $179,000.

Interest expense for the nine months ended September 30, 2016 decreased to $28,000, compared to $75,000 in the 2015 period. The decrease is attributed to the payoff of the mortgage loans through the sale of the land and building in the first quarter of 2016.  For the nine months ended September 30, 2016, the Company recorded investment income of approximately $103,000, compared to investment income of $69,000 in the 2015 period.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under a short-term lease agreement that provide storage space.

No income tax benefit was recorded on the net loss for the nine months ended September 30, 2016 and 2015, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2016 and 2015

Sales of $1,900 were recorded for the three months ended September 30, 2016, related to the activities of BiOptix, as compared to sales of $57,000 in the 2015 period related to APPY1 sales in the EU. The decrease in the 2016 period is attributed to the wind-down of the APPY1 activities.

Cost of sales were $1,500 (81% of revenue) for the three months ended September 30, 2016 related to the activities of BiOptix, and $15,000 (26% of revenue) for the three months ended September 30, 2015 related to APPY1 sales in the EU.  The decrease in the 2016 period is attributed to the wind-down of the APPY1 activities.

During each of the three month periods ended September 30, 2016 and 2015, $24,000 of license payments under the License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended September 30, 2016 totaled $1,715,000, which is an approximately $484,000, or 39%, increase, compared to the 2015 period. Commercialization, marketing, and public related expenses decreased by approximately $17,000 in the 2016 period as the Company scaled back on its U.S. commercialization activities due to the FDA's January 2015 determination that the Company's APPY1 Test did not meet the criteria for market clearance as a class II medical device.  Stock based compensation also decreased by approximately $71,000 due to fewer options being granted to directors, management and employees.  General operating expenses decreased by $119,000 primarily due to the sale of the land and building in early 2016.  These decreases were offset by expenses attributable to the BiOptix operations of approximately $129,000 for the period after acquisition and increased accrued incentives of $524,000 over the prior year's period.  Additionally, legal expenses increased by approximately $276,000 for the 2016 period due to costs associated with shareholder matters and related to the acquisition of BiOptix. Strategic evaluation costs decreased by $134,000 for the current period due to lower level of strategic and diligence activities in the 2016 period. Compensation related expenses decreased by approximately $104,000 due to staff reductions in early 2016.

Research and development expenses in the three months ended September 30, 2016 totaled $54,000, which is an approximately $372,000, or 87%, decrease, compared to the 2015 period. A decrease of $406,000 was due primarily to winding down development and commercialization of APPY2 and APPY1 operations, including a decrease of $245,000 due to staff reductions.  These decreases were partially offset by an increase in patent impairment costs of approximately $34,000.

Interest expense for the three months ended September 30, 2016 decreased to $2,000, compared to $25,000 in the 2015 period. For the three months ended September 30, 2016, the Company recorded an investment income of approximately $24,000, compared to an investment loss of $33,000 in the 2015 period.

Liquidity and Capital Resources

At September 30, 2016, we had working capital of $14,441,000, which included cash, cash equivalents and short-term investments of $14,863,000.  We reported a net loss of $1,987,000 during the nine months ended September 30, 2016, which included $1,340,000 in non-cash items consisting of stock-based compensation totaling $368,000, depreciation and amortization totaling $97,000, and impairment of patent costs of $200,000, a net of gain on sale of property and equipment totaling $1,933,000, and amortization of license fees totaling $72,000.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur increased costs and expenses associated with the BiOptix operations. We believe that our current working capital position will be sufficient to meet our estimated cash needs into 2017. We may pursue potential additional financing opportunities.  However, there can be no assurance that we will be able to obtain sufficient additional financing on terms acceptable to us, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in our possible inability to continue as a going concern.

In July 2012, we entered into the License Agreement with the Licensee, pursuant to which we granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to our intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's Animal Health Assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by us, or (e) in the Licensee's discretion, if we become insolvent.  The License Agreement is also terminable by us if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges our ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties we receive from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at September 30, 2016.

Under the License Agreement, as of September 30, 2016, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Prior to the February 2016 sale of its corporate headquarters, the Company had a permanent mortgage on its land and building that was refinanced in May 2013. The mortgage was held by a commercial bank and included a portion guaranteed by the U. S. Small Business Administration ("SBA"). The loan was collateralized by the real property and the SBA portion was also personally guaranteed by a former officer of the Company. The commercial bank loan terms included a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion had an interest rate fixed at 3.95%, and the SBA portion bore interest at the rate of 5.86%. The commercial bank portion of the loan required total monthly payments of approximately $11,700, which included approximately $4,500 per month in interest. The SBA portion of the loan required total monthly payments of approximately $9,000 through July 2023, which included approximately $3,500 per month in interest and fees in 2016.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,900,000 and generated approximately $1,700,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under a short-term lease agreement that provide storage space.

Venaxis determined in the first quarter of 2016 to begin winding down and ceasing its APPY1 commercial activities, due to continuing limited sales and losses from the European operations.  This decision also resulted in a reduction of the Company's workforce, which was implemented as of January 31, 2016. In February 2016, Venaxis sent notices to its four European distributors informing them of the wind-down and therefore the termination of their distribution agreements. Two of the distributors, linked by common management / ownership, subsequently communicated to Venaxis that they disputed that Venaxis had the right to terminate the agreements. In August 2016, the parties resolved their dispute, with no admission of liability by either party.  The terms of the settlement are confidential.

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

Operating Activities

Net cash consumed by operating activities was $3,841,000 during the nine months ended September 30, 2016. Cash was consumed by the loss of $1,987,000, less non-cash expenses of $665,000 for stock-based compensation, depreciation and amortization, and impairment of patent costs, offset by the gain on sale of property and equipment of $1,933,000 and amortization of license fees totaling $73,000. Increases in prepaid and other current assets of $224,000 used cash, primarily related to routine changes in operating activities.  There was a $738,000 decrease in accounts payable and accrued expenses in the nine months ended September 30, 2016, primarily due to the payment of 2015 accrued incentives in early 2016, and a reduction in overall expenses due to the wind-down of the APPY1 activities.

Net cash consumed by operating activities was $5,216,000 during the nine months ended September 30, 2015. Cash was consumed by the loss of $5,803,000, less non-cash expenses of $1,218,000 for stock-based compensation, depreciation and amortization, and other non-cash charges, offset by the amortization of license fees totaling $73,000. The overall net decrease in prepaid and other current assets provided cash of $237,000, which is related due primarily to routine changes in operating activities.  There was a $737,000 decrease in accounts payable and accrued expenses in the nine months ended September 30, 2015, primarily due to a decrease in the level of development activities, clinical and regulatory operations and accrued compensation.

Investing Activities

Net cash inflows from investing activities provided $4,505,000 during the nine months ended September 30, 2016. Sales of marketable securities investments totaling approximately $16,523,000 provided cash net of marketable securities purchased totaling approximately $13,819,000.  A $14,000 use of cash was attributable to additional costs incurred from patent filings.  The sale of the land, building and assets generated approximately $1,799,000 in cash. As part of the BiOptix acquisition $17,000 in cash was acquired.

Net cash inflows from investing activities provided $5,237,000 during the nine months ended September 30, 2015. Sales of marketable securities investments totaled approximately $26,505,000 and marketable securities purchased totaled approximately $21,208,000.  A $60,000 use of cash was attributable to additional costs incurred from patent filings.

Financing Activities

Net cash outflows from financing activities consumed $229,000 during the nine months ended September 30, 2016 in scheduled payments under debt agreements.

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

Inventories:    Inventories acquired as part of the BiOptix purchase are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead. The Company does not have supply agreements in place for the certain of the BiOptix raw material and in-process purchases but believes that there are alternative suppliers for our materials. Management believes that its relationship with its suppliers is good. If certain of the relationship were needed to be replaced they may be a short term disruption to the base business and operations, a period of time in which products would not be available and additional expenses may be incurred.

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in $200,000 net patent impairment charges written off during the nine month periods ended September 30, 2016 and $5,000 for the nine months ended September 30, 2015.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of September 30, 2016, approximately 9% of the investment portfolio was in cash and cash equivalents with very short-term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016.

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

Item 1A.  Risk Factors

The following risk factors supplement and update the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.  If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.

Risks Related to Our Business

We may not be successful in growing the BiOptix business.

Following termination of the Strand transactions in the first quarter of 2016, management promptly turned its attention to an evaluation of other strategic alternatives available to us.  Following such evaluation, we acquired majority voting control of BiOptix.  BiOptix has developed an Enhanced Surface Plasmon Resonance ("SPR") instrument designed to increase the flexibility and reliability of SPR.  BiOptix is in the early stages of commercializing its initial products.  We need to recruit experienced sales and marketing personnel and develop strategies for marketing products outside of our traditional scope of experience.  We may not be successful in identifying and successfully recruiting the necessary personnel, advancing the commercialization of the BiOptix products or increasing our revenues.  If we are not able to make progress in our commercialization plans and grow the BiOptix business, our financial condition and results of operations will be materially adversely affected.
If we cannot achieve sufficient margins for our BiOptix products, we may not be able to grow our revenues sufficiently to sustain our business.
The commercial viability of our BiOptix products is the most significant factor impacting our future growth. Competition in our industry is intense and we need to provide commercially sustainable products.  We are in the beginning stages of manufacturing our products.  If we are not able to manufacture our products efficiently, and/or match customer demand, our margins may be below expectations and our revenue growth may be slower than expected, which could have a material adverse impact on our business.
BiOptix is a small participant in a large market with a number of competitors, many of which are substantially larger than BiOptix.  It will be difficult to establish a market position in such competitive market.
BiOptix is a small participant in a large market with a number of competitors, many of which are substantially larger than BiOptix.  Although the market for SPR products, such as the BiOptix products is large, there are a number of large market competitors, including GE Healthcare (Biacore), Ametek (Reichert SPR Sytem) and Danaher (ForteBio/Pall Corporation).  It will be difficult for us to establish a market position in such competitive market.  A number of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do.  In addition there are a number of other competitors in the SPR market including SensiQ Technologies, Wasatch Microfluidics and Sierra Sensors GmbH.
We believe that our ability to successfully compete will depend on, among other things our ability to identify and gain access to potential customers, successfully manufacture and service our products, develop new or updated products to meet customer demand, competitively price our products in the current marketplace, and effectively sell and market our products.  If our competitors market products that are more effective, easier to use or less expensive than our products or future products, or that reach the market sooner than our products, we may not achieve commercial success. In addition, the pharmaceutical, life science and industrial industries are characterized by rapid technological change. It may be difficult for us to stay abreast of the rapid changes. If we fail to stay competitive with technological changes, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or products obsolete or less competitive.

We may fail to realize some or all of the anticipated benefits of the BiOptix acquisition, which may adversely affect the value of our common stock.
Our ability to successfully assume and grow the BiOptix business will depend on the successful execution of our commercialization and product development plans.  If we are not able to achieve these objectives within a reasonable time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected.
In addition, the shift to a new businesses is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly adversely affect us.
We have a history of operating losses, and we may not be able to achieve or sustain profitability.
We were a diagnostics company and are now a research tools company with a limited operating history. We are not profitable and have incurred losses since our inception.  We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to develop and commercialize our products and product candidates. If our products fail in development, or if our products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that, if needed, we will seek capital from other sources, such as equity offerings, at some point in the future.  However, we cannot assure you that we will be successful in obtaining such additional financing on terms acceptable to the Company or at all. In addition, any sale of a substantial number of additional shares may cause dilution to our existing shareholders and could also cause the market price of our common stock to decline.
We may be unable to retain key employees or recruit additional qualified personnel.
Following our entry into the Master Agreement with Strand in January 2016, we were focused on trying to consummate the Strand transactions, therefore, we terminated the employment of all of our employees except for our CEO, CFO and a few other finance employees. We added 14 employees associated with the acquisition of BiOptix and have recently added three more and anticipate adding additional personnel in manufacturing, sales and other operational areas.  Loss of personnel vital to the operations could have a significant material adverse effect on us.
Risks Related to our Securities
Our common stock is listed on the NASDAQ Capital Market and we need to maintain the requisite qualitative and quantitative requirements for continued listing.
In the past, the trading price of our common stock, no par value, did not meet the $1.00 minimum bid price required by the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2), and we needed to effect a reverse stock split to regain compliance with the minimum bid price requirement.  If the trading price of our common stock falls below the $1.00 minimum bid requirement, or other changes cause us to lose our listing, that could result in negative consequences, such as a limited availability of market quotations for our common stock, a determination that the common stock is a "penny stock" which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock, a limited amount of analyst coverage and a decreased ability to issue additional securities or obtain additional financing in the future.

We do not anticipate paying any dividends in the foreseeable future and, as a result, our investors' sole source of gain, if any, will depend on capital appreciation, if any.
The Company does not intend to declare any dividends on our shares of common stock in the foreseeable future and currently intends to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors' sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.
Shareholders holding approximately 18% of our outstanding common stock have made a demand for a special meeting of shareholders, and made filings on Schedule 13D indicating their intent to effect a change in control of Venaxis.  If such shareholders take action to effect a change of control of Venaxis in a transaction that we believe is not in the best interests of all of our shareholders, the resulting process will be public and expensive, will distract management from their focus on the operations of the Company and could have a material adverse effect on the trading price of our common stock and financial condition.
Shareholders holding approximately 18% of our outstanding common stock have made a demand for a special meeting of shareholders, and made filings on Schedule 13D indicating their intent to effect a change in control of Venaxis.  Our Board of Directors has determined that the demand for a special meeting was invalid when made.  It is possible that such shareholders will make another demand for a special meeting, even though we have noticed and called for the 2016 Annual Meeting of Shareholders to be held on November 30, 2016.  In addition, such shareholders, including Barry Honig and Catherine DeFrancesco, have expressed to the Company a number of ideas and suggestions for the future of the Company.  Although we have evaluated such suggestions, to date we have not determined that any such potential paths were in the best interests of all of our shareholders.  If such shareholders take action to effect a change of control of Venaxis in a transaction that we believe is not in the best interests of all of our shareholders, the resulting process will be public and expensive, will distract management from their focus on the operations of the Company and could have a material adverse effect on the trading price of our common stock and financial condition.
Our stock price is volatile.
Our common stock is currently traded on the NASDAQ Capital Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility, in the future. For example in the calendar year 2016 to date, our trading price has ranged from $1.64 to $4.54, and in the year ended December 31, 2015, our common stock traded as low as $2.16 and as high as $16.32.  The trading price of our common stock in the future may be affected by a number of factors, including events described in these "Risk Factors."  In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources, and could have a material adverse effect on our financial condition.

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
The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our compliance with Section 404 of Sarbanes-Oxley requires that we incur substantial accounting expense and expend significant management efforts. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:
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
Item 6.     Exhibits

EXHIBIT	DESCRIPTION

2.1
Stock Purchase Agreement, dated as of September 12, 2016, by and among Venaxis, Inc., Venaxis Sub, Inc., as purchaser, BiOptix Diagnostics, Inc., the Sellers who are parties thereto, and the Seller Representative (incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 12, 2016, and filed September 13, 2016).

10.1
Registration Rights Agreement, dated as of September 12, 2016, by and among Venaxis, Inc. and the Sellers party thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 12, 2016, and filed September 13, 2016).

10.2
Form of Lock-Up Agreement between Venaxis, Inc. and each of the Sellers (incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 12, 2016, and filed September 13, 2016).

10.3	Offer Letter, dated September 15, 2016, to Richard J. Whitcomb (incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 21, 2016, and filed September 27, 2016).
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
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

Venaxis, Inc. (Registrant)
	By:	/s/ Jeffrey G. McGonegal
Dated: November 14, 2016		Jeffrey G. McGonegal, Chief Financial Officer and duly authorized officer