Form 10-K
period 2016-12-31
Bioptix, Inc.
filed 2017-03-31
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 001-33675

Bioptix, Inc.
(Exact name of registrant as specified in charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

834-F South Perry Street, Suite 443 Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (303) 794-2000

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2016, computed by reference to the closing price on that date was $13,602,000.

The number of shares outstanding of the registrant's common stock at March 24, 2017, was 5,403,971.

BIOPTIX, INC.

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

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Bioptix Inc.'s actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Bioptix believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond the control of Bioptix, include, but are not limited to, our ability to: successfully identify a new strategic opportunity following the decision to exit the BiOptix Diagnostics, Inc., business, including negotiating a definitive agreement with such alternative target and, if applicable, obtain all necessary approvals, including shareholder approval, retain the necessary management team to advance the Company's strategic process, complete the orderly disposition of the BiOptix Diagnostics, Inc., assets and  business, including settling any disputes or liabilities as they may arise, overcome adverse changes in market conditions, maintain, obtain and enforce intellectual property rights, realize value of intangible assets  and deal with general business conditions; and other factors referenced herein in "Risk Factors."

PART I

ITEM 1.    BUSINESS.

In this Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report") we refer to Bioptix, Inc., a Colorado corporation, as "Bioptix," the "Company," "we," "us" and "our."

Overview

Through our wholly owned subsidiary, BiOptix Diagnostics, Inc. ("BDI"), which we acquired in September 2016, we have developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions.  We acquired a Surface Plasma Resonance (SPR) platform which seeks to combine high sensitivity with microarray detection capability to allow researchers to understand whether their target molecules have functionality against the disease targeted. SPR is an advanced and highly sensitive optical technology that can measure refractive index changes on a sensor chip's gold surface due to a change in mass that occurs during a binding event. This change can be used to monitor biological interactions such as the concentration of target molecules, kinetic rates and affinity constants.

BDI is a life science tools company that provides an affordable solution for drug discovery scientists who require label-free, real-time detection of bio-molecular interactions.  BDI manufactures, sells and services instruments and consumables to pharmaceutical researchers allowing them to develop new drugs faster than by using older technologies such as enzyme-linked immunosorbent assay or "ELISA". BDI was originally established with technology developed in conjunction with Dr. John L. "Jan" Hall, Adjoint Professor, JILA (University of Colorado), who shared the Nobel Prize for Physics in 2005 for his work on laser-based precision spectroscopy and the optical frequency comb technique. Surface Plasma Resonance (SPR) is the core of the BDI products and intellectual property.  Dr. Hall, in conjunction with the scientists at BDI, created a common path interferometer that was commercialized to become the 404pi instrument.

Interferometry is one of the most sensitive optical detection techniques in existence, but its power has historically not been available in a commercial instrument.  Classic interferometry requires separate optical paths for analyzing samples and providing a reference.  The two paths can be affected differently by vibration, heat, and other noise sources. Common path interferometry solves that problem by embedding two phase states into a single beam of light.  When molecular binding occurs, one of the phase states changes while the other remains constant.  The two states are subtracted and accurately provide information about affinity constants, kinetic rates, and concentration of relevant molecules.

BDI's technology is an ultra-sensitive detection platform that is part of the class of Surface Plasmon Resonance instruments and combines high sensitivity with microarray detection capability allowing researchers at pharmaceutical companies, universities and other research organizations to understand much earlier in the discovery process whether their target molecules have functionality against the disease targeted. BDI sells to biotechnology and pharmaceutical companies, contract research organizations and academic research institutions to help make these drug development process more effective and productive. BDI offers an affordable solution for drug discovery scientists that require label-free real-time detection of bio molecular interactions. The BDI unique enhanced SPR instrumentation offers measurement of kinetics, affinity constants and concentration, proprietary easy-to-use analytical software, and two operating modes for higher throughput and experimental flexibility.

When it was acquired by the Company in September 2016, BDI was in the initial stages of rolling out its first commercial product, the 404pi system.  BDI's initial revenue was generated in 2014 with first sales to customers including sales to leading academic researchers and biotech companies. BDI did not experience any significant seasonality to its business and provided normal terms to its customers, generally 30-60 days, net. Currently there is no back-log of orders.

Following the September 2016 acquisition of BDI, the Company began hiring sales, marketing and operational employees, adding a total of eight employees to the twelve hired in connection with the acquisition.

The BDI products include a reader instrument (404pi) and the consumable test products consisting of test chips (cassettes) and packaging.  The instrument is assembled in-house using primarily off the shelf parts and certain customized components.  Consumable test product components are manufactured at the BDI facility using certain sub-assemblies processed by third-party contractors. Raw materials and certain sub-components are acquired from a number of suppliers.

Recent Developments

Effective January 14, 2017, we adopted a plan to exit this acquired business and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required.  We are reviewing possible strategic alternatives relative to the business to maximize shareholder value. The Company's continuing evaluation following adoption of the plan, estimates that it will incur charges to operations in early 2017 of approximately, $2.7 million, consisting of 1) write-down of tangible and intangible assets estimated at approximately $2.2 million, and 2) wind-down, severance and transaction expenses estimated at approximately $500,000.

Following the recent decision to exit the BDI business, the Company has begun evaluating potential strategic alternatives. The Company expects, in the near term, to establish the primary criteria it will consider as it evaluates its next steps and strategic path forward with the goal of maximizing value for its shareholders. Additionally it will focus on attempting to locate an acquirer or partner for the BDI operations as well as continuing to attempt to locate an interested party for the appendicitis assets.

In March 2017, the Company completed private placements totaling $7,000,000. Included was a common stock unit financing for $2,250,000 with certain accredited investors, $1,000,000 of which has been released to the Company, with the balance in escrow pending completion of release conditions.  The Company also closed on a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds are in escrow pending successful completion of release conditions. The common stock offering sold Units at a purchase price of $2.50 per Unit. Each Unit consists of one share of the Company's Common Stock and a three-year Warrant to purchase one share of the Company's common stock at an initial exercise price of $3.50. The separate securities purchase agreements for a convertible note financing totaled $4,750,000 which is being held in escrow pending completion of defined release conditions.  Following release from escrow the notes shall be convertible into shares of Common Stock at an initial conversion price of $2.50 per share and Warrants to purchase 1,900,000 shares of the Company's common stock at an initial exercise price of $3.56, shall be exercisable on or after the six-month anniversary of closing. Pursuant to the terms of the convertible note purchase agreements, the Company has agreed to file a proxy to hold a special meeting of its shareholders to among other provisions, approve the terms of the offering and authorize preferred stock, all as specified in the agreements.

Historical Operations

We also hold an exclusive license agreement with Washington University ("WU") in St. Louis which granted us an exclusive license and right to sublicense its technology for veterinary products worldwide, subject to certain exceptions.  In July 2012, we granted Ceva Sante Animale S.A. ("Ceva") an exclusive royalty-bearing license to our intellectual property and other assets, relating to recombinant single chain reproductive hormone technology for use in non-human mammals.  This license includes a sublicense of the technology licensed to us by WU.  Ceva continues to advance development of the bovine rFSH product and cumulative cash payments received to date by us from Ceva have been approximately $2 million.

Prior to 2016, Bioptix was an in vitro diagnostic company focused on obtaining clearance from the U.S. Food and Drug Administration ("FDA") for and commercializing its blood-based test to serve as an adjunctive test in the diagnosis and treatment of acute appendicitis in children, adolescent, and young adults.  Our test, the APPY1 Test, was a CE marked rapid blood test panel for aiding in identifying patients in the emergency department who are at low risk for acute appendicitis.  We were not aware of any blood test that is cleared by the FDA to aid in ruling out appendicitis and are not aware of any competitors in this area.  The APPY1 Test was not cleared by the FDA despite our performance of clinical trials, including our pivotal clinical trial for the APPY1 Test, which was completed in early 2014.  The data demonstrated high sensitivity and high negative predictive value ("NPV"), similar to other adjunctive tests for other conditions currently in use by physicians.  In March 2014, we submitted a de novo request to the FDA for the APPY1 System.  In June 2014, the FDA sent us an Additional Information ("AI") request, which is typical of this type of submission.  We were in communication with the FDA several times while gathering the responsive information.

In December 2014, we filed a response as a submission amendment.  On January 27, 2015, the FDA notified us that it had determined that the APPY1 Test did not meet the criteria for market clearance as a class II device based upon data and information in our de novo submission and subsequent amendment.  We engaged in a number of conversations with the FDA between January and October of 2015, and determined that it was not prudent to use our financial resources to continue to advance development of the APPY1 Test to attempt to secure FDA clearance. Therefore during early 2016, we suspended operations associated with the APPY1 Test, including termination of marketing the product in the EU.  We then advanced in our pursuit of strategic alternatives for the Company and began attempting to monetize our appendicitis-related assets or partner with another company to further develop such assets.

In October 2015 as part of its evaluation of strategic alternatives, Bioptix entered into a non-binding letter of intent with Strand Life Sciences Private Limited ("Strand").  Bioptix entered into a series of definitive agreements with Strand, its U.S. subsidiary, Strand Genomics, Inc. ("SGI") and the shareholders of Strand on January 26, 2016. Bioptix entered into a Master Agreement with Strand and SGI, and into a series of share sale and investment agreements with the holders of more than 90% of the Strand shares, and a subsidiary of Bioptix entered into an Asset Purchase Agreement with SGI.  On March 11, 2016, Bioptix, Strand and SGI entered into a Mutual Termination Agreement to terminate these definitive agreements.  Pursuant to the Mutual Termination Agreement, each of the parties was relieved of any obligations or responsibilities under the Master Agreement and other transaction agreements.  Each of the parties remained responsible for its respective transaction-related costs.

On February 25, 2016, we completed the sale of our corporate headquarters, land and building, to a third party at a purchase price of $4,053,000.  The sale generated approximately $1.8 million in net cash after expenses and mortgage payoffs. In addition to agreeing to the sale, we rented back space in the building under short-term lease agreements that provide storage space required for our current level of operations.

Animal Healthcare

Effective May 1, 2004, we entered into an exclusive license agreement ("WU License Agreement") with Washington University in St. Louis (WU), which granted us an exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export.  The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement).  We have agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties and other payments.  Royalties payable to WU under the WU License Agreement for covered product sales by us, directly or indirectly, carry a mid-single-digit royalty rate and for sublicense fees received by us carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by us with ninety days advance notice at any time and by WU with sixty days advance notice if we materially breach the WU License Agreement and fail to cure such breach in a designated period.

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

Intellectual Property

APPY1 Intellectual Property

Beginning in 2004, we initiated the establishment of an intellectual property portfolio for the acute appendicitis testing technology and products that have been used in the development of the APPY1 Test.  We filed for extensive patent coverage related to several aspects of the initial discovery and various test applications.  In March 2009, the United States Patent and Trademark Office issued our patent directed to methods relating to our appendicitis diagnostic technology.  This patent, No. 7,501,256 (expires February 7, 2026), is entitled "Methods and Devices for Diagnosis of Appendicitis."  Additional U.S. patents, No. 7,659,087 and No. 7,670,769, were issued on February 9, 2010 and March 2, 2010, respectively (both expiring July 25, 2025).  At this time, patents have been issued in the following foreign countries: Australia, Hong Kong, Israel, Japan, New Zealand, Singapore and South Africa.  A patent was also granted by the European Patent Office and subsequently validated in the following European countries: Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands and Sweden.  In late 2014, we were notified that the Canadian patent applications have been allowed and on March 24, 2015, Canadian patent 2,574,991 was granted.

In late 2012, additional U.S. utility and patent cooperation treaty (PCT) patent applications were filed for the appendicitis testing technology and products.  The patent filings focused on the newly developed multiple-marker technology, providing patent coverage for using the MRP 8/14 levels in a given sample in conjunction with CRP levels and WBC count among a number of other evaluated marker combinations in order to provide an increasingly robust test to aid in the management of low risk patients suspicious for appendicitis.  Additionally, the patent filings claim a method for ruling out appendicitis based on multiple markers, a device or system for assessing a subject based on a plurality of markers, and a kit or device to determine the value of a biomarker in a given sample.  Currently, further pursuit of these filings have been terminated.

As a result of the decision to not further pursue development of the appendicitis assets, the appendicitis patents were deemed 100% impaired as of December 31, 2016 and further pursuit of these patents has been suspended.

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

A patent filing for the recombinant luteinizing hormone technology was submitted in 2004, entitled "Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone."  This patent family claims methods of administering rLH, the timing of administration, and dosage given in order to increase formation of accessory corpora lutea and maintain pregnancies in treated animals.  To date, five foreign patents have been granted for "Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone," New Zealand patent 542549 was granted March 12, 2009 (expiring March 2024), Australia 2004218365 was granted May 27, 2010 (expiring March 2024), European patent 1610803 was granted December 15, 2010 (expiring March 2024), Canadian patent 2518268 was granted December 10, 2013 (expiring March 2024) and Brazil was granted May 31, 2016 (expiring March 4, 2026).  The patent granted by the European Patent Office and has been validated in the following countries: Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Switzerland and the United Kingdom.  Currently, there are additional foreign patent applications that are in prosecution.

A patent filing for the recombinant bovine follicle stimulating hormone technology was submitted in 2008, entitled "Compositions and Methods Including Expression and Bioactivity of Bovine Follicle Stimulating Hormone."  This patent family claims the rbFSH single-chains itself, as well as methods of administering rbFSH, the timing of administration, and dosage given in order to increase reproduction, induce superovulation or increase embryo production in ungulates.  The patent family includes filings in the following countries: Argentina, Australia, Canada, New Zealand, Thailand and the United States.

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

A patent filing for the equine follicle stimulating hormone technology was filed in 2008, entitled "Activity of Recombinant Equine Follicle Stimulating Hormone."  This patent family provides coverage for the single chain eFSH itself, methods of administering reFSH, the timing of administration, and dosage given in order to increase reproductive activity in treated animals.  The first patent in the patent family was granted in China in April 2013 (200880123523.8) expiring November 28, 2028.  The U.S. Patent for this family was granted in September 2014 (8,835,386) expiring November 28, 2028. The patent was granted for Canada (2,685,437) on June 2, 2015 and will expire February 8, 2028. Currently, there are additional foreign patent applications that are in prosecution.

General Operations

Revenues — During the year ended December 31, 2016 our revenues were not significant and resulted from consumable sales made to several BDI customers.  For the year ended December 31, 2015, three European-based customers of the APPY1 Test accounted for total net sales, each representing 52%, 26% and 22%, respectively.  At December 31, 2016 and 2015, Bioptix accounts receivable were not significant.

Research and Development — We expended approximately $863,000 and $2,159,000 on total research and development in 2016 and 2015, respectively.  Virtually all of this research and development activity was incurred related to development on appendicitis products.  The Licensee conducts all research and development activities with respect to the animal health assets.

Regulatory Matters

FDA

The Company is generally not subject to regulation under the FDA or similar regulatory bodies in other markets.  The FDA had regulatory marketing authority in the United States over our APPY1 System under 21 CFR Part 820 regulations (U.S.) and ISO13485 standards (EU) for cGMP manufacturing of medical devices.
European Regulations

In January 2013, we obtained CE marking for the APPY1 System. In the European Union, in-vitro diagnostic (IVD) medical devices are regulated under EU-Directive 98/79/EC (IVD Directive), and related provisions.  The IVD Directive requirements include provisions for the design, manufacture, distribution and post-market surveillance of IVDs to assure the safety and efficacy of the devices. These standards include ISO 14971, risk management and ISO 13485, the quality standard for medical device manufacturers. IVD medical devices must bear the CE marking of conformity when they are placed on the market.  The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions and essential requirements outlined in the European IVD Directive.  As a general rule, the manufacturer must follow the procedure of the EC Declaration of conformity to obtain this CE marking.  Each European country must adopt its own laws, regulations and administrative provisions necessary to comply with the IVD Directive.

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

Competition

BDI is a small participant in a large market with a number of competitors, many of which are substantially larger than BDI.  Although the market for SPR products, such as the BDI products is large, there are a number of large market competitors, including GE Healthcare (Biacore), Ametek (Reichert SPR System) and Danaher (ForteBio/Pall Corporation).  It will be difficult for us to establish a market position in such competitive market.  We believe that most of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do.  In addition there are a number of other competitors in the SPR market including SensiQ Technologies, Wasatch Microfluidics and Sierra Sensors GmbH.

Properties

Our subsidiary, BDI leases its office and laboratory space under an agreement that expires March 31, 2018.  The facility comprises approximately 14,000 net rentable square feet and requires monthly base rent of $15,711 and common area maintenance costs are currently $10,145 per month. The Company also rents certain office and storage space under short-term arrangements.   The Company believes that its leased facilities are adequate for its near-term needs.

Other Laws

We are also subject to other federal, state and local laws, pertaining to matters such as safe working conditions and fire hazard control.

Corporate Information

Bioptix, Inc., was organized on July 24, 2000, as a Colorado corporation.  Our corporate address is 834-F South Perry Street, Suite 443, Castle Rock, CO 80104.  Our phone number is (303) 794-2000.  We currently employ seven full-time and one part-time employees.  We believe our relationships with our employees are good.  We maintain a website at www.Venaxis.com.

Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended.  These documents may also be accessed on our website: www.Venaxis.com.  These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC.  The information contained in, or that can be accessed through, the website is not part of this Annual Report.  These documents may also be found at the SEC's website at www.sec.gov.

ITEM 1A. — RISK FACTORS

If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.

Risks Related to Our Business

We may not be successful in the pursuit of a strategic alternative.

Following the January 2017 decision to exit the BDI business, the Company has turned its attention to an evaluation of other strategic alternatives available to us.  As of February 28, 2017 we have approximately $11,500,000 in cash, cash equivalents, and investments, and we hope to maintain our NASDAQ Capital Market listing as described below under "Risks Related to our Securities."  We may not be successful in identifying and successfully negotiating a transaction with another target company, as merger and acquisition transactions are highly uncertain of success, or obtaining shareholder approval of any such transaction.  If we are not able to identify, negotiate and consummate a transaction with another company, we will be unable to continue our business and may need to dissolve.

We may not be successful in disposing of the BDI business under acceptable terms and on a basis that does not involve liability settlements or other contingencies.

Following the January 2017 decision to exit the BDI business we are evaluating possible options to sell or license the assets, operations or stock of BDI.  If we are not able to reach an agreement under acceptable terms for the disposal, we may face additional costs for and creditor complaints that would need to be dealt with and could entail additional expenses and management time.

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

We were a diagnostics company and are now a research tools company with a limited operating history. We are not profitable and have incurred losses since our inception.  We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs through the first quarter of 2018, subject to any possible strategic transactions.

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

In the past, the trading price of our common stock, did not meet the $1.00 minimum bid price required by the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2), and we needed to effect a reverse stock split to regain compliance with the minimum bid price requirement.  If the trading price of our common stock falls below the $1.00 minimum bid requirement, or other changes cause us to lose our listing, that could result in negative consequences, such as a limited availability of market quotations for our common stock, a determination that the common stock is a "penny stock" which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock, a limited amount of analyst coverage and a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our stock price is volatile.

Our common stock is currently traded on the NASDAQ Capital Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility, in the future. For example in the calendar year 2016, our trading price has ranged from $1.62 to $4.54, and in the year ended December 31, 2015, our common stock traded as low as $2.12 and as high as $16.32.  The trading price of our common stock in the future may be affected by a number of factors, including events described in these "Risk Factors."  In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources, and could have a material adverse effect on our financial condition.

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

We may be unable to monetize or support our other assets (appendicitis and animal health) on a timely basis or at all, which could distract management's attention from the core pursuit of exploring strategic alternatives, and could have a negative impact on our financial condition.

We intend to attempt to monetize the legacy Bioptix appendicitis portfolio and support our animal health assets to maximize liquidity.  We may not be successful in such endeavors, could realize less than we anticipate in the disposition or support of such assets, could incur unanticipated costs in such disposition activities and may need to shut down such legacy businesses without realizing any value from such legacy assets.  In any such event, our financial condition could be negatively impacted.

The legacy Bioptix shareholders will likely experience significant dilution of their ownership in any strategic transaction.

We anticipate that any strategic transaction will involve the issuance of our securities, which could have a signification dilutive effect on the percentage ownership of our current shareholders.

Advancing on or failure to complete a strategic transaction could likely materially adversely affect Bioptix.

Bioptix will be subject to significant costs, including legal, accounting and advisory fees related to any strategic transaction, which must be paid even if a transaction is not ultimately consummated.  Bioptix cannot make any assurance that a future strategic transaction will occur on commercially reasonable terms or at all.

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

We rely on our intellectual property, including our issued and applied for patents and our licenses, to help support the value of our assets and business.  If our intellectual property rights are challenged, no assurances can be given that our patents or licenses will survive claims alleging invalidity or infringement on other patents or licenses.  Additionally, disputes may arise regarding inventorship of our intellectual property.  There also could be existing patents of which we are unaware that our products may be infringing upon.  As the number of participants in the market grows, the possibility of patent infringement claims against us increases.  It is difficult, if not impossible, to determine how such disputes would be resolved.  Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed.  In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation.  Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information. The occurrence of any of the foregoing could materially impact our business.

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

If we choose to commence legal proceedings to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our rights in these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party's patent rights and initiate legal proceedings to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party's patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party treble damages for having violated the other party's patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity in the United Sates, in particular, is difficult because it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

Because we operate in the highly technical field of biotechnology we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party's relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Our subsidiary, BDI leases its office and laboratory space under an agreement that expires March 31, 2018.  The facility comprises approximately 14,000 net rentable square feet and requires monthly base rent of $15,711 and common area maintenance costs are currently $10,145 per month. The Company believes that its leased facilities are adequate for its near-term needs.

During 2015, we maintained our administrative office, laboratory and production operations in a 40,000 square foot building in Castle Rock, Colorado, which was constructed for us in 2003. In February 2016 we completed the sale of our corporate headquarters, land and building, to a third party at a purchase price of $4,053,000.  The sale generated approximately $1.8 million in net cash after expenses and mortgage payoffs. In addition to agreeing to the sale, we are renting a small space in the building under short term lease agreement that provides storage space required.

Prior to the February 2016 sale of our corporate headquarters, we owned the property subject to a mortgage with an outstanding balance of approximately $1,998,000 at December 31, 2015, payable in monthly installments of approximately $20,600 and bearing interest at an approximate average rate of 4.9%.  The mortgage was repaid in full with proceeds from the sale.

ITEM 3.   LEGAL PROCEEDINGS.

In December 2016, certain shareholders filed suit in District Court, Douglas County, Colorado under which the court had issued an order requiring the Company to (a) issue to its shareholders notice of the Special Meeting on or prior to January 10, 2017; (b) hold a Special Meeting of shareholders to consider the Proposals pursuant to Section 7-107-103(1)(b) of the Colorado Revised Statutes not less than 10 nor more than 60 days from the date of notice; (c) bear the expense of sending notice of the Special Meeting and (d)  pay the reasonable costs and expenses incurred and to be incurred, including reasonable attorneys' fees.

On January 18, 2017, Bioptix entered into an agreement with these shareholders providing for termination of the action and on March 8, 2017 the court entered an order dismissing the action without prejudice.

We are not a party to any other legal proceedings, the adverse outcome of which would, in our management's opinion, have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the Nasdaq Capital Market under the symbol "BIOP" (previously traded under the symbol "APPY" from August 28, 2007 to December 12, 2016). The following table sets forth, for the periods indicated, the high and low closing prices of our shares, on a post-split basis, as reported by www.Nasdaq.com.

Quarter ended	High	Low

March 31, 2015	$16.32	$3.44
June 30, 2015	$5.60	$3.52
September 30, 2015	$3.67	$2.46
December 31, 2015	$2.82	$2.12
March 31, 2016	$2.70	$1.62
June 30, 2016	$4.43	$2.63
September 30, 2016	$4.54	$2.94
December 31, 2016	$4.40	$2.31

As of March 24, 2017 we had approximately 964 holders of record (excluding an indeterminable number of stockholders whose shares are held in street or "nominee" name) of our common stock.

The closing price of our common stock on March 24, 2017 was $3.37 per share.

During the last two fiscal years we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Company's common stock will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans Information

The Company currently has one equity compensation plan. The Bioptix, Inc. Amended and Restated Equity Incentive Plan, as amended (the Plan) was approved by the Board of Directors and adopted by the stockholders in 2002 and is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Plan was amended and restated on June 1, 2007 and further amended on June 9, 2008, November 20, 2009, November 22, 2010, July 8, 2011, May 22, 2012, December 11, 2012, June 11, 2013, June 25, 2014, September 1, 2015, and again amended and restated effective November 30, 2016, with the most recent increase to 895,000 shares, as approved by the shareholders.

The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	566,747	$20.46	328,253

Equity compensation plans not
approved by security holders	—	—	—

Total	566,747	$20.46	328,253

 Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA.

Not required for Smaller Reporting Company.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

RESULTS OF OPERATIONS

Management's plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2016, the Company had approximate balances of cash and liquid investments of $13,037,000, working capital of $12,688,000, total stockholders' equity of $14,920,000 and an accumulated deficit of $109,855,000. To date, the Company has in large part relied on equity financing to fund its operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, wind-down of the operations of the Company's subsidiary BDI occur, and public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its currently estimated cash needs through the first quarter of 2018, subject to any possible strategic transactions. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management's strategic plans include the following:

•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets, including the operations of our subsidiary, BiOptix Diagnostics and the appendicitis product portfolio; and;
•	continuing to implement cost control initiatives to conserve cash.
As part of the Company's process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Bioptix for possibly acquiring or licensing the appendicitis assets. Bioptix has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. While management believes that the estimated potential market for an appendicitis test continues to be significant, to date Bioptix has been unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Bioptix appendicitis portfolio.  The capitalized costs on the Company's balance sheet, totaling approximately $508,000, as of December 31, 2015 for the acute appendicitis patents have been deemed 100% impaired as of December 31, 2016.

Sales and Cost of Sales

2016 compared to 2015

Sales of approximately $9,000 were recorded for the year ended December 31, 2016 as compared to $101,000 in the 2015 period. Sales in 2016 related to consumable product sales from the Company's subsidiary and in 2015 related to sales of the APPY1 System products which were made to customers for initial stocking orders in the EU under commercial development agreements. Three European-based distributors accounted for 100% of the 2015 sales, and individually represented 52%, 26% and 22%, respectively, of such sales.

Cost of sales totaled $3,000 for the year ended December 31, 2016, related to consumable product sales from the Company's subsidiary compared to $31,000 in the 2015 period, related to sales of the APPY1 System products. As a percentage of sales, gross profit was 68% in the 2016 period as compared to gross profit of 70% in the 2015 period.

In July 2012, the Company entered into an Exclusive License Agreement with Ceva Santé Animale S.A. under which the Company granted the licensee an exclusive royalty-bearing license to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company's Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.    During each of the years ended December 31, 2016 and 2015, $97,000 of such license payments was recognized as revenue.

Selling, General and Administrative Expenses

2016 compared to 2015

Selling, general and administrative expenses in the year ended December 31, 2016, totaled $5,547,000, which was a $1,210,000 or 18% decrease as compared to the 2015 period. The decrease resulted from the early 2016 termination of appendicitis related activities, combined with the facility sale in February 2016, which subsequently reduced expenses related to ownership and operation of the facility, offset by increased expenses late in 2016 associated with the September 2016 acquisition of the Company's subsidiary, BDI. Compensation, benefits and stock based compensation was reduced by $1,067,000 in 2016, primarily associated with the termination of employees from the appendicitis activities. General operating expenses were reduced by approximately $353,000 for the period following the sale of the facility and strategic and legal expenses were reduced by $705,000 in 2016 as compared to 2015, due to less activity on those matters.  Following the BDI acquisition in September 2016, expenses totaling $1,125,000 were incurred for that operation. The BDI expenses included $568,000 in compensation related expenses and $92,000 in facility expenses.

Research and Development

2016 compared to 2015

Research and development expenses in the year ended December 31, 2016 totaled $863,000, which is a $1,296,000 or 60% decrease as compared to the 2015 period.  The decrease was due primarily to the termination of appendicitis related activities in 2016 resulting in a $991,000 reduction in compensation, benefits and stock based related expenses and a $498,000 reduction in direct clinical and regulatory development related expenses, net of an increase of $335,000 in patent amortization and impairment expenses.

Other Income and Expense

2016 compared to 2015

In 2016, the Company sold its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,943,000 and generated approximately $1,809,000 in net cash after expenses and mortgage payoffs.

Interest expense for the year ended December 31, 2016, decreased to $30,000 compared to $99,000 in the 2015 period as a result of the lower average debt levels following the sale of the facility in early 2016. For the year ended December 31, 2016, the Company recorded investment income of approximately $122,000 compared to $82,000 in the 2015 period.

Income Taxes

No income tax benefit was recorded on the loss for the year ended December 31, 2016, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2016, the Company had a net operating loss carry forwards for income tax purposes of approximately $109 million, expiring through 2035. As of December 31, 2016, the Company's subsidiary has net operating loss carry forwards of approximately $22 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through 2035. As of December 31, 2016, the Company's subsidiary has a capital loss carry forward of approximately $1.1 million for federal and state tax purposes, which are available to offset future capital gains, if any, expiring through December 2020. Utilization of the subsidiaries' net operating losses are subject to certain limitations under Section 382 of the Internal Revenue Coe of 1986, as amended, and other limitations under state tax laws.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, the Company had working capital of $12,688,000, which included cash, cash equivalents and short-term investments of $13,037,000.  The Company reported a net loss of $4,273,000 during the year ended December 31, 2016, which included $1,320,000 in non-cash expenses including, stock-based compensation totaling $546,000, depreciation and amortization totaling $239,000 and patent impairments of $535,000.  These amounts were net of the gain on sale of the facility of $1,943,000 and amortization of deferred revenue totaling $97,000.

Effective January 14, 2017, we adopted a plan to exit this acquired business and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required.  We are reviewing possible strategic alternatives relative to the business to maximize shareholder value. The Company's continuing evaluation following adoption of the plan, estimates that it will incur charges to operations in early 2017 of approximately, $2.7 million, consisting of 1) write-down of tangible and intangible assets estimated at approximately $2.2 million, and 2) wind-down, severance and transaction expenses estimated at approximately $500,000.

Currently, the Company is focused on pursuit of a strategic transaction with a new partner following adoption of the plan to exit the BDI business. Bioptix is also attempting to locate a partner or partners for the BDI business or assets, and locating a partner or other third-party interested in advancing development and or commercial activities of the Bioptix appendicitis portfolio.  We also continue the relationship with Ceva Santé Animale S.A. as they advance on developing the Company's licensed animal health assets.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur professional and other associated expenses in connection with exiting the BDI business, strategic evaluation expenses, appendicitis portfolio related expenses, and public company and administrative related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs through the first quarter of 2018, subject to any possible strategic transactions. We may pursue potential additional financing opportunities; however, there can be no assurance that we will be able to obtain sufficient additional financing on terms acceptable to us, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in our possible inability to continue as a going concern.

In July 2012, the Company entered into an exclusive license agreement with Ceva Santé Animale S.A., under which the Company granted the licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The license agreement is subject to termination by the licensee (a) for convenience on 180 days prior written notice, (b) in the licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the licensee's discretion upon a change in control of the Company, (d) for a material breach of the license agreement by the Company, or (e) in the licensee's discretion, if the Company becomes insolvent.  The license agreement is also terminable by the Company if there is a material breach of the license agreement by the licensee, or if the licensee challenges the Company's ownership of designated intellectual property. The license agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU license agreement, a portion of license fees and royalties Bioptix receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at December 31, 2016.

Under the License Agreement as of December 31, 2016, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

The Company periodically enters into generally short-term consulting and development agreements. Such commitments at any point in time may be significant but the agreements typically contain cancellation provisions.

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

On February 25, 2016, we completed the sale of our corporate headquarters, land and building, to a third party at a purchase price of $4,053,000.  The sale generated approximately $1.8 million in net cash after expenses and payoff of the mortgages described above. As part of the sale, we leased back space in the building under a month-to-month lease that provides storage space.

Due to market conditions potentially affecting all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the investment parameters of the short term investments, the recoverability of current assets, the fair value of assets, and the Company's liquidity. At this point in time, there has not been a material impact on the Company's assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company's results.

Operating Activities

Net cash consumed by operating activities was $5,520,000 during the year ended December 31, 2016. Cash was consumed by the loss of $4,273,000, less non-cash expenses of $1,320,000 for stock-based compensation, depreciation and amortization, and impairment of patent costs, offset by the gain on sale of property and equipment of $1,943,000 and amortization of license fees totaling $97,000. Decreases in prepaid and other current assets of $259,000 provided cash, primarily related to routine changes in operating activities.  There was a $760,000 decrease in accounts payable and accrued expenses in the year ended December 31, 2016, primarily due to the payment of 2015 accrued incentives in early 2016, and a reduction in overall expenses due to the wind-down of the appendicitis activities.

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

Investing Activities

Net cash inflows from investing activities provided $9,348,000 during the year ended December 31, 2016. Sales of marketable securities investments totaled approximately $24,489,000 and marketable securities purchased totaled approximately $16,876,000. A $26,000 use of cash was attributable to additional costs incurred from patent filings and $35,000 was used in equipment purchases.  The sale of the land, building and assets generated approximately $1,809,000 in cash. As part of the BDI acquisition $17,000 in cash was acquired. During late 2016, the remaining minority interest in BDI was acquired for $29,000.

Net cash inflows from investing activities provided $5,795,000 during the year ended December 31, 2015. Sales of marketable securities investments totaled approximately $33,057,000 and marketable securities purchased totaled approximately $27,178,000.  A $92,000 use of cash was attributable to additional costs incurred from patent filings.  Proceeds from sale of equipment totaled $8,000.

Financing Activities

Net cash outflows from financing activities consumed $311,000 during the year ended December 31, 2016 for scheduled payments under the Company's debt agreements.

Net cash outflows from financing activities consumed $454,000 during the year ended December 31, 2015 for scheduled payments under the Company's debt agreements.

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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in approximately $535,000 and $188,000 of net patent impairment charges during the years ended December 31, 2016 and 2015, respectively.

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

Business Combinations:  The Company applies the provisions of ASC 805 in the accounting for acquisitions. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Consolidated Statements of Operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include: future expected cash flows from product sales; customer contracts and acquired technologies; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for Smaller Reporting Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bioptix, Inc.

We have audited the accompanying consolidated balance sheet of Bioptix, Inc. (formerly: Venaxis, Inc.) and Subsidiary (the "Company") as of December 31, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioptix, Inc. and Subsidiary as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2015 financial statements to retrospectively reflect the reverse stock split, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

/s/ EisnerAmper LLP
Iselin, New Jersey
March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bioptix, Inc.

We have audited, before the effects of the adjustments to retroactively apply the impact of the reverse stock split described in Notes 1 and 6, the accompanying balance sheet of Bioptix, Inc. (formerly Venaxis, Inc.) ("the Company") as of December 31, 2015, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (the 2015 financial statements before the effects of the adjustments discussed in Notes 1 and 6 are not presented herein).  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, before the effects of the adjustments to retroactively apply the impact of the reverse stock split described in Notes 1 and 6, present fairly, in all material respects, the financial position of Bioptix, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to retroactively apply the change in accounting described in Notes 1 and 6 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by EisnerAmper LLP.

/s/ GHP HORWATH, P.C.
Denver, Colorado
March 23, 2016

Bioptix, Inc. and Subsidiary
Consolidated Balance Sheets
December 31,

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,529,848	$2,012,283
Short-term investments (Note 1)	7,506,761	14,147,991
Accounts receivable	4,539	—
Inventories (Note 2)	415,847	—
Prepaid expenses and other current assets	286,495	251,778

Total current assets	13,743,490	16,412,052

Property and equipment, net (Note 3)	41,133	1,954,496

Intangible rights acquired (Note 2)	1,851,736	—

Long-term investments (Note 1)	—	972,000

Other long term assets, net (Note 4)	1,404,456	1,523,649

Total assets	$17,040,815	$20,862,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$428,204	$701,064
Accrued compensation	55,866	449,873
Accrued expenses	334,761	241,882
Notes and other obligations, current portion (Note 5)	139,611	301,250
Deferred revenue, current portion (Note 8)	96,698	96,698

Total current liabilities	1,055,140	1,790,767

Notes and other obligations, less current portion (Note 5)	—	1,838,779
Deferred revenue, less current portion (Note 8)	1,065,316	1,162,015

Total liabilities	2,120,456	4,791,561

Commitments and contingencies (Notes 8 and 10)

Stockholders' equity (Notes 6, 7 and 11):
Common stock, no par value, 60,000,000 shares authorized;
4,503,971 (2016) and 3,876,961 (2015) shares issued and outstanding	124,775,635	121,653,075
Accumulated deficit	(109,855,276)	(105,582,439)

Total equity	14,920,359	16,070,636

Total liabilities and stockholders' equity	$17,040,815	$20,862,197

See Accompanying Notes to Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Consolidated Statements of Operations
Years ended December 31,

	2016	2015
Sales (Note 1)	$9,416	$101,388
Cost of sales	3,058	30,586

Gross profit	6,358	70,802

Other revenue - fee (Note 8)	96,699	96,698

Operating expenses:
Selling, general and administrative	5,547,406	6,757,074
Research and development	862,784	2,159,137

Total operating expenses	6,410,190	8,916,211

Operating loss	(6,307,133)	(8,748,711)

Other income (expense):
Gain on sale of property and equipment (Note 3)	1,942,980	—
Interest expense	(30,408)	(98,964)
Investment income	121,724	82,000
Other income	—	8,110

Total other (expense) income	2,034,296	(8,854)

Net loss	$(4,272,837)	$(8,757,565)

Basic and diluted net loss per share (Note 1)	$(1.05)	$(2.26)

Basic and diluted weighted average number
of common shares outstanding (Note 1)	4,065,406	3,876,961

See Accompanying Notes to Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2016 and 2015

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2015	3,876,961	$120,509,997	$(96,824,874)	$23,685,123

Stock-based compensation issued for services	—	1,143,078	—	1,143,078

Net loss for the year	—	—	(8,757,565)	(8,757,565)

Balance, December 31, 2015	3,876,961	121,653,075	(105,582,439)	16,070,636

Stock-based compensation issued for services	—	545,549	—	545,549

Common stock issued for acquisition (Note 2)	627,010	2,577,011	—	2,577,011

Net loss for the year	—	—	(4,272,837)	(4,272,837)

Balance, December 31, 2016	4,503,971	$124,775,635	$(109,855,276)	$14,920,359

See Accompanying Notes to Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31,

	2016	2015
Cash flows from operating activities:
Net loss	$(4,272,837)	$(8,757,565)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation for services	545,549	1,143,078
Depreciation and amortization	239,330	253,818
Patent impairment charges	535,256	188,141
Amortization of deferred revenue	(96,699)	(96,698)
Gain on sale of property and equipment	(1,942,980)	(8,110)
Change in (net of BDI business acquisition):
Accounts receivable	16,366	(202)
Inventories	(37,041)	—
Prepaid expenses and other current assets	258,608	388,331
Accounts payable	(390,363)	263,545
Accrued expenses	98,818	(83,518)
Accrued compensation	(473,751)	(159,544)

Net cash used in operating activities	(5,519,744)	(6,868,724)

Cash flows from investing activities:
Purchases of short-term investments	(16,875,550)	(27,178,337)
Sales of short-term investments	24,488,780	33,057,135
Purchases of property and equipment	(35,402)	—
Purchases of patent and other assets	(26,067)	(92,033)
Proceeds from sale of property and equipment	1,808,787	8,110
Cash acquired in purchase of BDI	16,673	—
Acquisition of BDI remaining interest	(28,800)	—

Net cash provided by (used in) investing activities	9,348,421	5,794,875

Cash flows from financing activities:
Repayment of notes payable and other obligations	(311,112)	(453,779)
Net proceeds from issuance of common stock	—	—

Net cash used in financing activities	(311,112)	(453,779)

Net increase (decrease) in cash and cash equivalents	3,517,565	(1,527,628)

Cash and cash equivalents, at beginning of year	2,012,283	3,539,911

Cash and cash equivalents, at end of year	$5,529,848	$2,012,283

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$35,516	$99,382

Schedule of non-cash investing and financing transactions:
Liability payoffs upon property sale	$2,064,758	$—
Value of Common Shares issued for BDI purchase	$2,577,011	$—
Acquisitions of assets for installment obligations	$276,640	$282,825

See Accompanying Notes to Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1.  Organization and summary of significant accounting policies:

Nature of operations:

Bioptix, Inc. (the "Company", "we" or "Bioptix") was organized on July 24, 2000, as a Colorado corporation.  Effective November 30, 2016, the Company's name was changed to Bioptix, Inc., from Venaxis, Inc.

Historically, we have been an in vitro diagnostic company. The Company's business had been in the development and commercialization of innovative products that address unmet diagnostic and therapeutic needs. Until 2016, when determined that it was not prudent to use our financial resources to continue to advance development of the APPY1 Test to attempt to secure FDA clearance and we suspended operations associated with the APPY1 Test, the Company's former lead product candidate, the APPY1 Test, was being developed to be a novel blood-based diagnostic test intended to aid, through the test's negative predictive value, in the evaluation of low risk patients initially suspected of having acute appendicitis.

We hold an exclusive license agreement with Washington University ("WU") in St. Louis which granted us an exclusive license and right to sublicense its technology for veterinary products worldwide, subject to certain exceptions.  In July 2012, we granted Ceva Sante Animale S.A. ("Ceva") an exclusive royalty-bearing license to our intellectual property and other assets, relating to recombinant single chain reproductive hormone technology for use in non-human mammals.  This license includes a sublicense of the technology licensed to us by WU.  Ceva continues to advance development of the bovine rFSH product and cumulative cash payments received to date by us from Ceva are approximately $2 million.

Through our wholly owned subsidiary, BiOptix Diagnostics, Inc., ("BDI") which we acquired in September 2016, we have developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions.  We acquired a Surface Plasma Resonance ("SPR") platform which seeks to combine high sensitivity with microarray detection capability to allow researchers to understand whether their target molecules have functionality against the disease targeted. SPR is an advanced and highly sensitive optical technology that can measure refractive index changes on a sensor chip's gold surface due to a change in mass that occurs during a binding event. This change can be used to monitor biological interactions such as the concentration of target molecules, kinetic rates and affinity constants.

Effective January 14, 2017, we adopted a plan to exit this acquired business and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required.  We are reviewing possible strategic alternatives relative to the business to maximize shareholder value. See Note 11.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2016, the Company had approximate balances of cash and liquid investments of $13,037,000, working capital of $12,688,000, total stockholders' equity of $14,920,000 and an accumulated deficit of $109,855,000. To date, the Company has in large part relied on equity financing to fund its operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, wind-down of the operations of the Company's subsidiary BDI occur, and public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its currently estimated cash needs through the first quarter of 2018, subject to any possible strategic transactions. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management's strategic plans include the following:

•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets, including the operations of our subsidiary, BDI and the appendicitis product portfolio; and;
•	continuing to implement cost control initiatives to conserve cash.
As part of the Company's process to identify possible strategic partners, several targets were identified that the Company assessed as possibly having a business model that could be interested in discussions with Bioptix for possibly acquiring or licensing the appendicitis assets. Bioptix has made initial contact with several of these parties to gauge their interest level, which initially is more focused on the APPY2 development assets. While management believes that the estimated potential market for an appendicitis test continues to be significant, to date Bioptix has been unable to locate a new strategic target, a partner or other third-party interested in advancing development and commercial activities of the Bioptix appendicitis portfolio.  The capitalized costs on the Company's balance sheet, totaling approximately $508,000, as of December 31, 2015 for the acute appendicitis patents have been deemed 100% impaired as of December 31, 2016.

Principles of consolidation

The accompanying consolidated financial statements of the Company include the accounts of Bioptix and its wholly-owned and controlled subsidiary, BDI (collectively the "Company") from the date it was acquired (September 12, 2016). Intercompany investments, accounts and transactions have been eliminated in consolidation.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Historically, the purpose of the investments has been to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of December 31, 2016 and 2015, approximately 41% and 9%, respectively, of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet, and the remaining funds were invested in marketable securities with none individually representing a material amount of the portfolio.  Investments with a scheduled maturity beyond one year are classified as long-term investments on the balance sheet.  For the years ended December 31, 2016 and 2015, there were approximately $22,000 and $30,000, respectively, in management fee expenses.

The Company's short-term investments comprise certificates of deposit, commercial paper and corporate bonds, all of which are classified as trading securities and carried at their fair value based upon quoted market prices of the securities at December 31, 2016 and 2015.  Net realized and unrealized gains and losses on trading securities are included in net loss.  For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of trading securities is as follows at December 31, 2016 and 2015:
	2016		2015
	Cost	Fair Value	Cost	Fair Value

Certificates of deposit / commercial paper	$2,378,222	$2,373,891	$1,249,988	$1,248,845

Corporate bonds	5,138,182	5,132,870	12,924,514	12,899,146

Subtotal current assets	7,516,404	7,506,761	14,174,502	14,147,991

Certificates of deposit, long term	—	—	350,000	349,013

Corporate bonds, long term	—	—	626,622	622,987

Total trading securities	$7,516,404	$7,506,761	$15,151,124	$15,119,991
Investment income for the years ended December 31, 2016 and 2015 consists of the following:
	2016	2015
Interest income	$126,296	$153,586

Realized gains (losses)	(3,316)	(34,791)

Unrealized gains (losses)	20,641	(7,246)

Management fee expenses	(21,897)	(29,549)

Net investment income	$121,724	$82,000

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents (level 1) and short-term investments (level 1) as of December 31, 2016 and 2015.

The carrying amounts of the Company's financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

Revenue recognition and accounts receivable:

We recognize sales of goods under the provisions of Financial Accounting Standards Board ("FASB") ASC 605 and the U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Historical revenue has been generated primarily from the sale of products. Product revenue primarily consists of sales of instrumentation and consumables.

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Revenues are recorded less a reserve for estimated warranty costs, product returns and allowances which to date have not been significant. Determination of the reserve for estimated product warranty costs, returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

The Company extends credit to customers generally without requiring collateral. At December 31, 2016 and 2015, the Company's accounts receivable were insignificant. During the year ended December 31, 2016, our sales were not significant and resulted from consumable sales made to several BDI customers. During the year ended December 31, 2015, three European-based customers of the APPY1 product, accounted for total net sales, each representing 52%, 26% and 22%, respectively.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company's large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts receivable. Increases in the allowance are recorded as charges to bad debt expense and are reflected in operating expenses in the Company's statements of operations. Write-offs of uncollectible accounts are charged against the allowance.

Inventories:

The Company values its inventories at the lower of the actual cost to purchase (first-in, first-out method) and/or manufacture the inventories or the current estimated market value of the inventories. The Company regularly reviews inventory on hand and records a provision to write down obsolete inventories to its estimated net realizable value if less than cost.

Property and equipment:

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years for the building, ten years for land improvements, five years for equipment, and three years for computer related assets. See Note 3 for the 2016 sale of the land and building.

Patents and other intangible assets:

The Company accounts for intangible assets under ASC 350-30. Patents consisting of legal fees incurred are initially recorded at cost.  Patents are amortized over the useful lives of the assets, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized. We review the carrying value of patents at the end of each reporting period.

Goodwill:

The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its qualitative evaluation, that it was not necessary to perform the two-step goodwill impairment test and that no impairment had occurred as of December 31, 2016. (See Notes 2 and 4 for goodwill information).

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its review, management determined that certain costs previously incurred for patents had been impaired during the years ended December 31, 2016 and 2015.  Approximately $535,000 and $188,000 of such net patent costs were determined to be impaired during the years ended December 31, 2016 and 2015, respectively, resulting from management's decisions not to pursue patents based upon a cost benefit analysis of patent expenses and coverage protection in several smaller world markets that were determined to not have the economic or fiscal potential to make the patent pursuit viable. Impairment charges are included in research and development expenses in the accompanying statements of operations.

Research and development:

Research and development costs are charged to expense as incurred.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2016 and 2015.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2016 or 2015.

Stock-based compensation:

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements which is measured based on the grant date fair value of the award. Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings (loss). The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share during the years ended December 31, 2016 and 2015. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation, as the impact of the potential common shares (totaling approximately 1,093,750 and 764,563 shares for each of the years ended December 31, 2016 and 2015, respectively) would be to decrease the net loss per share.

Reverse stock split:

In 2015, the Company received a notification letter from NASDAQ notifying it that it was not in compliance with its $1.00 minimum bid price requirement because the bid price for the Company's common stock closed below $1.00 over the prior 30 consecutive business days. To regain compliance with this requirement, the Company completed a reverse stock split, which was effected on March 31, 2016 at a ratio of one-for-eight with no change in par value. All historical references to shares and share amounts in this report have been retroactively revised to reflect the Reverse Stock Split.

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

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014‑15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014‑15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The Company adopted this standard during the three months ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2041-09"), which supersedes nearly all existing revenue recognition guidance. The standard's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction's price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity's contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 616) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning after December 15, 2017. The standard allows entities to apply the standard retrospectively to each prior period presented ("full retrospective adoption") or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application ("modified retrospective adoption"). The Company plans to adopt this guidance on January 1, 2018, and continues to evaluate the impact of adopting under the modified retrospective adoption versus the full retrospective method. The Company is currently in the process of determining the impact of the new revenue recognition guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company's preliminary assessment indicates implementation of this standard will not have a material impact on financial results. The Company's evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. The Company continues to evaluate the impact of this guidance and its subsequent amendments on the consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). This standard requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company plans to adopt ASU 2015-11 on January 1, 2017. The Company is currently in the process of evaluating the impact that will result from adopting ASU 2015-11.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application. The Company is currently in the process of evaluating the impact that will result from adopting ASU 2016-01.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires a lessee to recognize the lease assets and lease liabilities arising from operating leases in the balance sheet. Qualitative along with specific quantitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company is currently evaluating the impact that will result from adopting ASU 2016-02.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting ("ASU 2016-09"), which amends guidance issued in Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has evaluated the impact of adoption of the ASU on its Consolidated Financial Statements. The principal impact will be that the to the extent a tax benefit or expense from stock compensation arises it will be presented in the income tax line of the Statement of Operations rather than the current presentation as a component of equity on the Balance Sheet. Also the tax benefit or expense will be presented as activity in Cash Flow from Operating Activity rather than the current presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company will also continue to estimate forfeitures of stock grants as allowed by ASU 2016-09.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues in current GAAP. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact that will result from adopting ASU 2016-15.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company plans to adopt this guidance effective January 1, 2017.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

 We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Note 2. Acquisition:

On September 12, 2016, the Company completed the strategic acquisition of BDI, a privately-held entity. The decision to acquire BDI was made based on the evaluation that the Company's resources would primarily be used for market development and commercial launch of the product and the market opportunity was estimated to be sizable.  Pursuant to the Purchase Agreement, through a wholly-owned subsidiary ("Venaxis Sub"), the Company acquired all of the outstanding shares of Series 1 Preferred Stock of BDI from the selling shareholders, representing more than 98% of the outstanding voting stock of BDI, and BDI thereupon become a majority owned subsidiary of the Company.

Under the terms of the Purchase Agreement, the consideration consisted of an aggregate of 627,010 shares of the Company's common stock (the "Shares") which Shares were distributed in accordance with the liquidation preferences set forth in BDI's Fifth Amended and Restated Certificate of Incorporation, as amended.  The Shares were valued at approximately $2,577,000 (based upon the closing value of our common stock on the acquisition date) and the issuance represented approximately 14% of the outstanding Bioptix common stock at the closing. The Purchase Agreement contains customary representations and warranties of the parties, including BDI, and the Sellers have customary indemnification obligations to the Company relating to BDI, which are subject to certain limitations described further in the Purchase Agreement. The issuance of the Shares was effected as a private placement of securities.  The Company also entered into a Registration Rights Agreement with the Sellers.

Effective November 30, 2016, Venaxis Sub, a wholly-owned subsidiary of the Company, merged with and into BDI, pursuant to an Agreement and Plan of Merger.  In the merger, each share of BDI common stock, par value $0.001 per share, except for shares owned by Venaxis Sub, converted into the right to receive cash consideration, upon the terms and subject to the conditions set forth in the merger agreement. The aggregate cash consideration paid in the merger was approximately $28,800 for acquisition of the then remaining 1.1% of the outstanding voting securities of BDI.  Following the merger transaction, BDI, the surviving corporation in the Merger, became a wholly-owned subsidiary of the Company.

The total consideration transferred consisted of the 627,010 shares of the Company's common stock with a value of $2,577,000.

Under the acquisition method of accounting, the total estimated purchase consideration is allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. We have completed a preliminary allocation of the purchase consideration. The following allocation of the purchase consideration is subject to revision as additional information becomes known in the future:

Cash and cash equivalents	$17,000
Accounts receivable	21,000
Inventory	379,000
Prepaid and other assets	51,000
Equipment	1,000
Identifiable intangible assets:
Trademarks (5 year estimated useful life)	99,000
Customer base (6 year estimated useful life)	37,000
Developed technology (4 year estimated useful life)	1,864,000
Total identifiable intangible assets	2,000,000
Goodwill	430,000
Accounts payable	(118,000)
Accrued and other liabilities	(175,000)
Non-controlling interest	(29,000)
Purchase price	$2,577,000

The identifiable intangible assets acquired estimated average lives are noted above, which will result in annual estimated future amortization of approximately $492,000 per year.

Intangible rights acquired consisted of the following as of December 31, 2016:

Trademarks	$99,000
Customer base	37,000
Developed technology	1,864,000
Total	2,000,000
Less accumulated amortization	(148,264)
Net acquired intangibles	$1,851,736

As of November 30, 2016, the Company paid approximately $29,000 to acquire the non-controlling interest in BDI, which was accounted for as an equity transaction.

From the September 12, 2016 acquisition date through December 31, 2016, BDI revenues and net loss were approximately $9,000 and $967,000, respectively. Amortization expense amounted to approximately $148,000 for the period ended December 31, 2016.

The following table presents unaudited supplemental pro forma information for the years ended December 31, 2016 and 2015, as if the BDI acquisition had occurred as of January 1, 2015:

	2016	2015
Total revenue	$127,000	$690,000
Net loss	6,895,000	10,921,000

Loss per share (Basic and Diluted)	$1.53	$2.42

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect the pro forma results of operations as if the acquisition had occurred as of the beginning of the periods presented, such as increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

As of December 31, 2016, Bioptix had incurred a total of approximately $130,000 in advisory and legal fees related to the acquisition of BDI, reported in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2016.

As of December 31, 2016 inventories totaled $415,847, consisting of $187,921 in raw materials and $227,926 in finished goods, all associated with the BDI operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, which would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016 and the adoption thereof did not have a material impact on the Company's consolidated financial statements.

Note 3.  Property and equipment:

Property and equipment consisted of the following as of December 31:

	2016	2015

Land and improvements	$—	$1,107,508
Building	—	2,589,231
Building improvements	—	253,526
Laboratory equipment	35,946	848,014
Office and computer equipment	116,510	318,254

	152,456	5,116,533
Less accumulated depreciation	111,323	3,162,037

	$41,133	$1,954,496

Depreciation expense totaled approximately $4,000 and $149,000, for the years ended December 31, 2016 and 2015, respectively.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party for a purchase price of approximately $4,000,000. The sale resulted in a gain of approximately $1,943,000 and generated approximately $1,809,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under a short-term lease agreement for storage space.

Note 4.  Other long-term assets:

Other long-term assets consisted of the following as of December 31, 2016 and 2015:

	Beginning Balance	Additions	Impairments	Ending Balance
Year ended December 31, 2016:
Cost:
Patents	$1,684,737	$26,067	$(677,822)	$1,032,982
Goodwill	447,951	429,418	—	877,369
Deposits	—	37,000	—	37,000
Total	2,132,688	492,485	(677,822)	1,947,351

Accumulated Amortization:
Patents	(548,327)	(76,422)	142,566	(482,183)
Goodwill	(60,712)	—	—	(60,712)
Total	(609,039)	(76,422)	142,566	(542,895)

Net Other Long Term Assets	$1,523,649	$416,063	$(535,256)	$1,404,456

Year ended December 31, 2015:
Cost:
Patents	$1,844,595	$92,033	$(251,891)	$1,684,737
Goodwill	447,951	—	—	447,951
Deposits	—	—	—	—
Total	2,292,546	92,033	(251,891)	2,132,688

Accumulated Amortization:
Patents	(507,644)	(104,433)	63,750	(548,327)
Goodwill	(60,712)	—	—	(60,712)
Total	(568,356)	(104,433)	63,750	(609,039)

Net Other Long Term Assets	$1,724,190	$(12,400)	$(188,141)	$1,523,649

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Amortization expense totaled $76,000 and $104,000 for the years ended December 31, 2016 and 2015, respectively. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $68,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in approximately $535,000 and $188,000 of net patent impairment charges during the years ended December 31, 2016 and 2015, respectively.  The impairment charges are related to the Company's ongoing analysis on which specific patents in specific countries the Company intends to continue to pursue.

Note 5.  Notes and other obligations:

Notes payable and installment obligations consisted of the following as of December 31:

	2016	2015

Mortgage notes	$—	$1,997,701
Other short-term installment obligations	139,611	142,328
	139,611	2,140,029
Less current portion	139,611	301,250

	$—	$1,838,779

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

Other short-term installment obligations and future maturities:

The Company has executed financing agreements for certain of the Company's insurance premiums.  At December 31, 2016, these obligations totaled $139,611, all of which are due in 2017.

The Company's exclusive license agreement with The Washington University also requires minimum annual royalty payments of $20,000 per year during its term. See Note 8.

Note 6.  Stockholders' equity:

2016 Transactions:

On September 12, 2016, the Company issued an aggregate of 627,010 shares of common stock of the Company as consideration for the acquisition of the Preferred Stock of BDI, thereby making BDI a majority-owned subsidiary of the Company.  The issuance of the shares was effected as a private placement transaction. See Note 2.

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

2015 Transactions:

The Company had no equity offerings in 2015, as it focused on strategic alternatives.

Note 7.  Stock options and warrants:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company's 2002 Stock Incentive Plan, as amended (the "Plan") and non-qualified options and warrants issued outside of the Plan.  During November, 2016, the Company's shareholders approved amendments to the Plan to increase the number of shares reserved under the Plan from 709,141 to 895,000. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the "Black-Scholes model").  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

The Company's determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

•	The grant date exercise price – the closing market price of the Company's common stock on the date of the grant;
•	Expected option term – based on historical experience with existing option holders estimated at 3-5 years;
•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
•	Term of the option – grants have lives of 10 years;
•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
•
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company's common stock over a period equal to the expected term of the option; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

The Company recognized stock-based compensation totaling $545,549 and $1,143,078 during the years ended December 31, 2016 and 2015, respectively. These expenses are included in the accompanying Statements of Operations for the years ended December 31, in the following categories:

	2016	2015

Selling, general and administrative expenses	$542,989	$1,016,011
Research and development expenses	2,560	127,067
Total stock-based compensation	$545,549	$1,143,078

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the years ended December 31, as follows:

	2016	2015

Dividend yield	0%	0%
Expected price volatility	99 to 100%	93%
Risk free interest rate	1.20 to 1.83%	1.39%
Expected term	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the year ended December 31, 2016, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	332,560	$35.36
Granted	259,666	2.90
Exercised	-	-
Forfeited	(25,479)	36.88

Outstanding at December 31, 2016	566,747	$20.46	7.4	$243,000

Exercisable at December 31, 2016	469,009	$23.99	7.0	$158,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2016.

During the year ended December 31, 2016, 259,666 options were granted under the Plan to employees, officers, directors and consultants with a weighted average exercise price at grant date of $2.90 per option.  Included in the 259,666 options issued, the non-employee directors were granted a total of 109,666 options at an average exercise price of $2.92 per share of which the majority vest quarterly over a one-year period, officers were granted 128,000 options at an exercise price of $2.89 per share vesting over a one year period and employees were granted 2,000 options at an exercise price of $2.89 per share, vesting over a one year period, a consultant was granted 20,000 options at an exercise price of $2.89 per share, vesting over a one year period. All options were granted under the Company's 2002 Stock Incentive Plan and expire ten years from the grant date.

During the year ended December 31, 2016, a total of 25,479 options that were granted under the Plan were forfeited, of which 21,859 were vested and 3,620 were unvested. The vested options were exercisable at an average of $40.49 per share and the unvested options were exercisable at an average of $15.13 per share.

During the year ended December 31, 2015, 136,813 options were granted under the Plan to employees, officers, and directors with an exercise price of $15.12.  Included were, 43,000 options were issued to non-employee directors under the Plan, with an exercise price of $15.12 per share. The options expire ten years from the date of grant and vest over one year, based upon 25% on the date of grant, and 25% on each of April 1, 2015, July 1, 2015, and October 1, 2015.  During the year ended December 31, 2015, 93,813 options were issued to officers and employees under the Plan, exercisable at an average of $15.12 per share. The options expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears. During the year ended December 31, 2015, a total of 36,099 options that were granted under the Plan were forfeited, of which 7,894 were vested and 28,205 were unvested. The vested options were exercisable at an average of $72.32 per share and the unvested options were exercisable at an average of $16.48 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the years ended December 31, 2016 and 2015, was $646,000 and $1,344,000, respectively.  Based upon the Company's experience, approximately 80% of the outstanding nonvested stock options, or approximately 78,000 options, are expected to vest in the future, under their terms. A summary of the activity of nonvested options under the Company's Plan to acquire common shares granted to employees, officers, directors and consultants during the year ended December 31, 2016 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	33,336	$15.54	$11.41
Granted	259,666	2.90	2.15
Vested	(191,644)	4.56	3.37
Forfeited	(3,620)	15.13	10.75

Nonvested at December 31, 2016	97,738	$3.51	$2.58

At December 31, 2016, based upon employee, officer, director and consultant options granted, there was approximately $133,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately three-quarters of one year.

Other common stock purchase options and warrants:

As of December 31, 2016, in addition to the stock options issued under the Plan as discussed above, the Company had outstanding non-qualified options and warrants to acquire 527,003 shares of common stock. These options and warrants include those issued in connection with stock offerings, officers' employment inducement awards and investor relations consulting.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the year ended December 31, 2016:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	432,003	$15.47
Granted	95,000	3.78
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2016	527,003	$13.36	2.8	$6,000

Exercisable at December 31, 2016	432,003	$15.47	1.2	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2016.

Included at December 31, 2016 in the 527,003 total outstanding options and warrants are 429,503 non-compensatory warrants, exercisable at an average of $15.40 per common share, expiring through May 2018, granted in connection with public offerings and 97,500 options, exercisable at $4.38 per common share, expiring through September 2026, issued under compensatory arrangements.

During the year ended December 31, 2016, 95,000 options were granted outside of the Plan to certain employees who worked at BDI.  The options are exercisable at a $3.78 per share, they expire ten years from the date of grant and vest over two years with 50% vesting upon six month anniversary of grant date and the remaining balance vesting over the following six quarters in arrears. For the year ended December 31, 2016, there was approximately $56,000 in stock-based compensation included in operating expenses related to other common stock purchase options and warrants. At December 31, 2016, based upon compensatory options granted outside of the Plan, there was approximately $157,000 additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

During the year ended December 31, 2015 no stock options were granted outside of the Plan.

Note 8.  Animal Health License Agreements:

Effective May 1, 2004 Washington University in St. Louis ("WU") and Bioptix entered into an exclusive license agreement (WU License Agreement) which grants Bioptix exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement) expire.  Bioptix has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Bioptix carry a mid-single digit royalty rate and for sublicense fees received by Bioptix carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Bioptix with ninety days advance notice at any time and by WU with sixty days advance notice if Bioptix materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an exclusive license agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Bioptix receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU, totaling $10,000, is included in accrued expenses at December 31, 2016.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone ('LH') and/or follicle-stimulating hormone ("FSH") products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  The Company also granted the Licensee an option and right of first refusal to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Under the License Agreement as of December 31, 2016, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, "Accounting for Collaborative Arrangements".  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,556,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of December 31, 2016, deferred revenue of $96,698 has been classified as a current liability and $1,065,316 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the amortizable milestone revenue.  For each of the years ended December 31, 2016 and 2015, approximately $97,000, was recorded as the amortized license fee revenue.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to December 31, 2016	(394,286)

Net deferred revenue balance at December 31, 2016	$1,162,014

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over the then remaining life
Original amortization period	197 months

Note 9.  Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company's actual income taxes as follows:

	2016	2015

Federal income tax benefit at 34%	$(1,453,000)	$(2,978,000)
State income tax net of federal tax effect	(128,000)	(263,000)
Permanent items	259,000	424,000
Other	(20,000)	(15,000)
Valuation allowance	1,342,000	2,832,000
	$—	$—

As of December 31, 2016, the Company has net operating loss carry forwards of approximately $99 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2035. As of December 31, 2016, the Company's subsidiary has net operating loss carry forwards of approximately $980,000 for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2035. A valuation allowance was recorded at December 31, 2016 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax assets (liabilities):
Net operating loss carry forwards	$36,817,000	$35,649,000

Property and equipment	50,000	43,000
Other	(22,000)	6,000
Capital loss carryforward	444,000	—
Research and development credit	1,103,000	1,103,000

Deferred tax asset	38,392,000	36,801,000
Valuation allowance	(38,392,000)	(36,801,000)

	$—	$—

Note 10.  Commitments and contingencies:

Commitments:

The Company's subsidiary, BDI, has a lease commitment on its office and laboratory space that expires March 31, 2018 and requires future non-cancellable lease payments of approximately $311,000 in 2017 and $78,000 in 2018.  The agreement requires monthly base rent of approximately $15,700 and common area maintenance costs are currently approximately $10,200 per month. Rent expense for the year ended December 31, 2016 totaled approximately $120,000 which included short term facility rental expenses plus $92,000 in expense for the subsidiary's office and laboratory space for the period from the September 12, 2016 acquisition to December 31, 2016. The Company had no rent expense for 2015.

As of December 31, 2016, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling approximately $900,000.  The agreements automatically renew at the end of each contract year unless terminated by either party and contain customary confidentiality and benefit provisions.

Contingencies:

In December 2016, certain shareholders filed suit in District Court, Douglas County, Colorado in an action under which the court had issued an order requiring the Company to (a) issue to its shareholders notice of the Special Meeting on or prior to January 10, 2017; (b) hold a Special Meeting of shareholders to consider the proposals pursuant to Section 7-107-103(1)(b) of the Colorado Revised Statutes not less than 10 nor more than 60 days from the date of notice; (c) bear the expense of sending notice of the Special Meeting and (d)  pay the reasonable costs and expenses incurred and to be incurred, including reasonable attorneys' fees.

On January 18, 2017, the Company entered into an agreement with the shareholders providing for termination of the action related to the shareholders' demands. In connection with the agreement, the shareholders agreed to withdraw the action under which the court issued an order requiring the Company to (a) issue to its shareholders notice of the Special Meeting on or prior to January 10, 2017; (b) hold a Special Meeting of shareholders to consider the proposals pursuant to Section 7-107-103(1)(b) of the Colorado Revised Statutes not less than 10 nor more than 60 days from the date of notice; (c) bear the expense of sending notice of the Special Meeting and (d)  pay the reasonable costs and expenses incurred and to be incurred, including reasonable attorneys' fees. The Agreement followed the resignation of (3) three members of the Board of Directors of the Company effective January 6, 2017 and appointment of two (2) of the director candidates proposed by these shareholders. On March 8, 2017 the court entered an order dismissing the action without prejudice.

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

Note 11.  Subsequent Events:

Effective January 14, 2017, we adopted a plan to exit this acquired business and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required.  We are reviewing possible strategic alternatives relative to the business to maximize shareholder value. The Company's continuing evaluation following adoption of the plan, estimates that it will incur charges to operations in early 2017 of approximately $2.7 million, consisting of 1) write-down of tangible and intangible assets estimated at approximately $2.2 million, and 2) wind-down, severance and transaction expenses estimated at approximately $500,000.

On February 3, 2017 members of the Company's Board of Directors were awarded a total of 165,000 shares of restricted common stock subject to vesting and acceleration provisions. Upon the resignation of a Director, 20,000 shares were subsequently forfeited.

In March 2017, the Company completed private placements totaling $7,000,000. Included was a common stock unit financing for $2,250,000 with certain accredited investors, $1,000,000 of which has been released to the Company, with the balance in escrow pending completion of release conditions.  The Company also closed on a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds are in escrow pending successful completion of release conditions. The common stock offering sold Units at a purchase price of $2.50 per Unit. Each Unit consists of one share of the Company's Common Stock and a three-year Warrant to purchase one share of the Company's common stock at an exercise price of $3.50 per share. The separate securities purchase agreements for a convertible note financing totaled $4,750,000 which is being held in escrow pending completion of defined release conditions.  Following release from escrow the notes shall be convertible into shares of Common Stock at an initial conversion price of $2.50 per share and Warrants to purchase 1,900,000 shares of the Company's common stock at an initial exercise price of $3.56 per share. Pursuant to the terms of the convertible note purchase agreements, the Company has agreed to file a proxy to hold a special meeting of its shareholders to among other provisions, approve the terms of the offering and authorize preferred stock, all as specified in the agreements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

On January 13, 2017, we received notice from our independent registered public accounting firm, GHP Horwath, P.C. ("GHP"), that GHP has chosen not to stand for re-appointment as the Company's auditor, and effective as of January 13, 2017, the client-auditor relationship between the Company and GHP Horwath, P.C. ceased. The resignation of GHP was not recommended by the Company's audit committee nor was the audit committee's approval required. GHP has informed us that its employees joined another independent registered public accounting firm effective January 1, 2017.

The audit report of GHP on the Company's financial statements for the fiscal years ended December 31, 2015 and 2014 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

For the fiscal years ended December 31, 2015 and 2014 and through January 13, 2017, there were no "disagreements" (as described in Item 304(a)(1)(iv) of Regulation S-K) with GHP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHP, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. For the fiscal years ended December 31, 2015 and 2014 and through January 13, 2017, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On February 3, 2017, the Company's Board of Directors appointed EisnerAmper LLP ("Eisner") as the Company's independent registered public accounting firm effective February 3, 2017. The decision to appoint Eisner was recommended and approved by our Audit Committee following the Committee's further process to determine our independent registered accounting firm. During the fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through February 3, 2017, neither we, nor anyone on our behalf, consulted with Eisner regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements, and Eisner did not provide any written report or oral advice that Eisner concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue;  (iii) any matter that was the subject of a "disagreement" within the meaning of Item 304(a)(1)(iv) of Regulation S-K or (iv) any "reportable event" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)            Exhibits

No.	Exhibit
2.1
Stock Purchase Agreement, dated as of September 12, 2016, by and among Registrant, Venaxis Sub, Inc., as purchaser, BiOptix Diagnostics, Inc., the Sellers who are parties thereto, and the Seller Representative (incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 12, 2016, and filed September 13, 2016).

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

3.1.7
Articles of Amendment to amend and restate the Articles of Incorporation, as amended, of Registrant, as of March 29, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 24, 2017 and filed March 29, 2017).

3.1.8
Articles of Amendment to amend and restate the Articles of Incorporation of Registrant, effective as of December 1, 2016 (Incorporated by reference from the Registrant's Report on Form 8-K, effective November 30, 2016 and filed December 2, 2016).

3.2	Amended and Restated Bylaws, effective March 27, 2008 (Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 15, 2008).

3.3	Form of Certificate of Designations, as of March 15, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 15, 2017 and filed March 17, 2017).

4.1	Specimen Certificate of Common Stock (Incorporated by reference from the Registrant's Report on Form 8‑K, dated and filed June 25, 2012).

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

4.5	Form of Warrant, as of March 10, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 10, 2017 and filed March 16, 2017).

4.6	Form of Note, as of March 15, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 15, 2017 and filed March 17, 2017).

4.7	Form of Warrant, as of March 15, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 15, 2017 and filed March 17, 2017).

10.1	2002 Stock Incentive Plan, as amended and restated effective July 1, 2007 (Incorporated by reference from the Registrant's Registration Statement on Form S-8, filed June 22, 2007).

10.1.1	Amendment to 2002 Stock Incentive Plan, effective June 9, 2008 (Incorporated by reference from the Registrant's Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010).

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

10.1.9
Amendment to the Bioptix, Inc. Amended and Restated 2002 Stock Incentive Plan, as amended, effective September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 1, 2015 and filed with the SEC on September 3, 2015).

10.1.10
Amended and Restated Equity Incentive Plan, effective November 30, 2016.  2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective November 30, 2016 and filed December 2, 2016).

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

10.8	Non-Employee Director Compensation (Incorporated by reference from the Registrant's Report on Form 10‑K for the year ended December 31, 2014, filed March 30, 2015).

10.9	Executive Employment Agreement between Registrant and Donald Hurd, dated May 23, 2012 (Incorporated by reference from the Registrant's Report on Form 8-K, dated May 23, 2012 and filed May 24, 2012).

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

10.13
Contract to Buy and Sell Real Estate, dated October 16, 2015, by and between Bioptix, Inc. as Seller and Tenant, and Niebur Golf Development LLC, as Buyer and Landlord (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 16, 2015 and filed with the SEC on October 21, 2015).

10.14
Master Agreement, dated January 26, 2016, by and among Strand Life Sciences Private Limited, Strand Genomics, Inc. and Bioptix, Inc. (Incorporated by reference to the Registrant's Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.15
Asset Purchase Agreement, dated January 26, 2016, by and between Strand Genomics, Inc., as seller, and Bioptix Sub, Inc., as buyer. (Incorporated by reference to the Registrant's Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.16
Form of Share Sale Agreement between Bioptix, Inc. and a Strand Life Sciences Private Limited Shareholder. (Incorporated by reference to the Registrant's Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.17
Form of Investment Agreement between Bioptix, Inc. and a Strand Life Sciences Private Limited Shareholder. (Incorporated by reference to the Registrant's Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.18
Form of Investment Agreement between Bioptix, Inc. and Biomark Capital Fund IV, L.P. (Incorporated by reference to the Registrant's Report on Form 8-K, dated January 26, 2016 and filed on January 27, 2016).

10.19
Mutual Termination Agreement, dated March 11, 2016, by and among Bioptix, Inc., Strand Life Sciences Private Limited and Strand Genomics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 14, 2016).

10.20
Registration Rights Agreement, dated as of September 12, 2016, by and among Venaxis, Inc. and the Sellers party thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 12, 2016, and filed September 13, 2016).

10.21	Form of Lock-Up Agreement between Registrant and each of the Sellers (incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 12, 2016, and filed September 13, 2016).

10.22	Offer Letter, dated September 15, 2016, to Richard J. Whitcomb (incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 21, 2016, and filed September 27, 2016).

10.23
Agreement between Registrant and certain Shareholders, dated January 18, 2017. (Incorporated by reference from the Registrant's Report on Form 8-K, effective January 14, 2017 and filed January 20, 2017).

10.24	Form of Purchase Agreement, as of March 10, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 10, 2017 and filed March 16, 2017).

10.25	Form of Registration Rights Agreement, as of March 10, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 10, 2017 and filed March 16, 2017).

10.26	Form of Escrow Agreement, as of March 10, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 10, 2017 and filed March 16, 2017).

10.27	Form of Securities Escrow Agreement, as of March 10, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 10, 2017 and filed March 16, 2017).

10.28	Form of Purchase Agreement, as of March 15, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 15, 2017 and filed March 17, 2017).

10.29	Form of Registration Rights Agreement, as of March 15, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 15, 2017 and filed March 17, 2017).

10.30	Form of Cash Escrow Agreement, as of March 15, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 15, 2017 and filed March 17, 2017).

10.31	Form of Securities Escrow Agreement, as of March 15, 2017 (Incorporated by reference from the Registrant's Report on Form 8-K, effective March 15, 2017 and filed March 17, 2017).

14	Registrant's Code of Ethics (Incorporated by reference from the Registrant's Report on Form 10-K for the year ended December 31, 2012, filed March 26, 2013).

23.1	Consent of GHP Horwath, P.C. *

23.2	Consent of EisnerAmper LLP *

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements *

____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2017 by the undersigned thereunto duly authorized.

BIOPTIX, INC.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer

/s/ Jeffrey G McGonegal
Jeffrey G. McGonegal, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen T. Lundy and Jeffrey G. McGonegal as true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission (the "SEC"), and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the SEC, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on March 31, 2017 in the capacities indicated.

/s/ Stephen T. Lundy
Stephen T. Lundy, Chief Executive Officer and Director (principal executive officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Michael M. Beeghley
Michael M. Beeghley, Chairman and Director

/s/ John R. O'Rourke
John R. O'Rourke, Director

/s/ Mike Dai
Mike Dai, Director