Form 10-K/A
period 2016-12-31
Bioptix, Inc.
filed 2017-04-27
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2016, computed by reference to the closing price on that date was $13,602,000.

The number of shares outstanding of the registrant's common stock at April 20, 2017, was 4,903,971.

DOCUMENTS INCORPORATED BY REFERENCE

None

BIOPTIX, INC.
ANNUAL REPORT ON FORM 10-K/A
 EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (the "Form 10-K/A") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of Bioptix, Inc. (the "Company" or "we" or "us"), originally filed on March 31, 2017 (the "Original Filing"). We are filing this Form 10-K/A to include the information required by Part III of Form 10-K that was not included in the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date filed.

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

PART III

ITEM 10.  DIRECTORS, NAMED EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT AND THE BOARD OF DIRECTORS

Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and named executive officers of the Company. Further, there is no arrangement or understanding between any director and the Company pursuant to which he or she was selected as a director.  As of December 31, 2016, Mr. Lundy, Mr. McGonegal and Mr. Whitcomb had employment agreements in place with the Company with respect to their executive officer positions with the Company.

The following table sets forth names, ages and positions with the Company for all directors and named executive officers of the Company:

Name	Age	Position

Michael M. Beeghley	50	Chief Executive Officer and Chairman
Mike Dai	30	Director
John O'Rourke	31	Director
Jeffrey G. McGonegal	66	Chief Financial Officer and Secretary
Richard J. Whitcomb	56	Senior Vice President, Corporate Development
__________

Michael M. Beeghley was appointed to the Board of Directors in November 2016, elected Chairman of the Board of Directors in January 2017 and as Chief Executive Officer of the Company on April 6, 2017.  Mr. Beeghley is also the President of Applied Economics LLC, a national corporate finance and financial advisory services firm he founded in 1998.  As President of Applied Economics, Mr. Beeghley has initiated, managed and closed over $1 billion in corporate finance transactions and has managed and completed over 2,000 consulting engagements.  Mr. Beeghley has been a member of the Board of Directors of PolarityTE, a publicly-traded biotechnology company, (NASDAQ-COOL) since 2015 and is on the Audit, Compensation and Nominating and Governance committees.  Mr. Beeghley began his career working in the Corporate Finance Group of Ernst & Young and PWC.  He received his Master of Public Health from the University of North Carolina at Chapel Hill and his Master of Accountancy from the University of Georgia.  Mr. Beeghley is qualified to be a director of the Company based on his prior public company board experience and his 25 years working in healthcare, corporate finance and accounting.
John O'Rourke was appointed to the Board of Directors in January 2017. Mr. O’Rourke is an analyst and investor who currently serves as Managing Member of ATG Capital LLC, an investment fund focused on small and mid-cap growth companies possessing distinct competitive advantages and superior management teams.  Mr. O'Rourke currently serves on the Board of Directors of Customer Acquisition Network Inc., a leading global performance based marketing company that reaches more than two billion users per month.  Mr. O'Rourke formerly served on the Board of Directors of Rant, Inc., an innovator in U.S. digital media, prior to its sale to a Nasdaq listed company. He was formerly CFO of Fidelity Property Group, a real estate development company with a focus in California. He received his Bachelor of Science in Accounting with an Honors Citation from the University of Maryland, College Park. Mr. O’Rourke is qualified to be a director of the Company based on his experience with financial and accounting matters.

Mike Dai was appointed to the Board of Directors in January 2017. Mr. Dai has been an associate with ALOE Finance Inc., a financial consulting and transaction advisory firm since 2012. Prior to his involvement with ALOE Finance, Mr. Dai held various roles at Grant Thornton LLP, an audit, tax and advisory firm between 2007 and 2012. Mr. Dai served as chief financial officer and director of Santa Maria Petroleum Inc. (TSXV:SMQ.H) from May 2014 to December 2016. He was also formerly chief financial officer and director of BFK Capital Corp. (TSXV:BFK.P) from October 2014 to March 2017. Mr. Dai is qualified to be a director of the Company based on his experience financial and accounting matters.
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
Richard J. Whitcomb became Senior Vice President, Corporate Development of the Company in September 2016.  From April 2009 until its acquisition by the Company in September 2016, Mr. Whitcomb served as Chief Executive Officer, President and a director of BiOptix Diagnostics, Inc.  Prior thereto, from December 2004 until July 2008, Mr. Whitcomb served as the Senior Manager of the Global Solutions Business Unit of Agilent Technologies' Electronic Measurement Group.  From May 2002 until November 2004, he was the Operational CFO for a Communications Network Solutions Group business unit based in Germany, prior to which he was a Business Development Manager in Corporate Development in Palo Alto, California. From September 1989 until January 2000, Mr. Whitcomb held senior management positions with Hewlett-Packard Co. in northern Colorado, Palo Alto, California and Boblingen, Germany. Mr. Whitcomb holds a BSc. Degree in economics from the University of Minnesota, Minneapolis, and an MSc. in finance and econometrics from the Leeds School of Business in Boulder, Colorado.
Qualifications, Attributes and Skills of our Board of Directors
The Nominating and Corporate Governance Committee (the "Nominating Committee") screens director candidates and evaluates the qualification and skills applicable to the Company of the existing members of the Board.  In overseeing the nomination of candidates for election, and the qualifications and skills of incumbent directors, the Nominating Committee, and subsequently the Board, seeks qualified individuals with outstanding records of success in their chosen careers, the skills to perform the role of director, and the time and motivation to perform as a director.  Directors are expected to bring specialized talents to the Board that add value to the Board's deliberative process and advance the business goals of the Company.  The Board has determined that experience in the life sciences industries, financial and investment experience, publicly held company experience and governmental experience are generally useful qualifications for directors, and the composition of the Board reflects such assessment.  In 2012, in connection with a re-branding of the Company, the Nominating Committee and the Board assessed the skills and qualifications of the members of the Board and determined it would be helpful to recruit additional Board members with scientific, regulatory and life sciences management skills.  The appointment of Dr. Evans and Dr. Williams to the Board arose as part of those actions.  All of the incumbent director's exhibit outstanding records of success in their chosen careers and have demonstrated their ability to devote the time and energy necessary to serve on the Board and to advance the business goals and strategies of the Company.

Independence of the Board of Directors
The Board of Directors as of December 31, 2016 consisted of Stephen T. Lundy, Gail S. Schoettler, Michael M. Beeghley, Susan A. Evans, Michael W. Routh and David E. Welch.  Ms. Schoettler, Dr. Evans and Messrs. Beeghley, Welch and Routh qualified as independent directors under Rule 5605(a)(2) of The NASDAQ Stock Market LLC and none of them had any material relationship with the Company that might interfere with his or her exercise of independent judgment.
On January 6, 2017, Ms. Schoettler, Ms. Evans and Mr. Welch resigned as directors and John O'Rourke and Mike Dai were appointed as directors to fill the vacancies.  Mr. O'Rourke and Mr. Dai are considered independent directors under NASDAQ listing standards.  On February 7, 2017, Mr. Routh resigned as a director and on April 6, 2017, Mr. Lundy resigned as Chief Executive Officer and director of the Company.  On April 6, 2017, Mr. Beeghley was appointed Chief Executive Officer of the Company and is therefore no longer considered "independent" under NASDAQ listing standards as of such date.
Through December 31, 2016, the non-employee directors, with the exception of Ms. Schoettler, received cash compensation of $1,000 per month as compensation for service on the Board.  Ms. Schoettler, the non-executive Chair of the Board, receives compensation of $2,000 per month as compensation for service on the Board.  The independent directors typically received a stock option grant upon joining the Board and additional stock option grants, generally annually, for service on the Board.  Effective October 2010, Ms. Schoettler began receiving equity awards equal to 1.5 times the amount granted to other non-employee directors when such awards are issued.
Commencing in January 2017, Mr. O'Rourke and Mr. Dai, the current non-employee directors, receive cash compensation of $1,000 per month for service on the Board.  Mr. Beeghley, the Chairman of the Board, receives compensation of $2,000 per month for service on the Board
The directors are also reimbursed for all expenses incurred by them in attending board and committee meetings.

BOARD LEADERSHIP STRUCTURE

The Board of Directors is currently chaired by the Chief Executive Officer of the Company, Mr. Beeghley. The Company believes that combining the positions of Chief Executive Officer and Chairman of the Board of Directors helps to ensure that the Board of Directors and management act with a common purpose. Integrating the positions of Chief Executive Officer and Chairman can provide a clear chain of command to execute the Company's strategic initiatives. Notwithstanding the combined role of Chief Executive Officer and Chairman, key strategic initiatives and decisions involving the Company are discussed and approved by the entire Board of Directors. The Company believes that the current leadership structure and processes maintains an effective oversight of management and independence of the Board of Directors as a whole without separate designation of a lead independent director. However, the Board of Directors will continue to monitor its functioning and will consider appropriate changes to ensure the effective independent function of the Board of Directors in its oversight responsibilities.

ROLE OF THE BOARD IN RISK OVERSIGHT

One of the Board of Director's key functions is informed oversight of the Company's risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various Board of Directors standing committees that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Audit Committee considers and discusses with management the Company's major financial risk exposures and related monitoring and control of such exposures as well as compliance with legal and regulatory requirements. The Nominating & Governance Committee monitors the effectiveness of our corporate governance guidelines. The Compensation Committee assesses and monitors whether our compensation policies and programs have the potential to encourage excessive risk-taking. Any findings regarding material risk exposure to the Company are reported to and discussed with the Board of Directors.
Committees
Audit Committee: The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended.  As of December 31, 2016, four of the Company's directors serve on the Audit Committee – David E. Welch (who served as Chair of the Audit Committee), Gail S. Schoettler, Susan A. Evans and Michael M. Beeghley.  Mr. Welch was designated as the financial expert on the Audit Committee.  Each Audit Committee member met the definition of independence for Audit Committee membership as required by the NASDAQ listing standards.  The Amended and Restated Audit Committee Charter is available on our website at www.venaxis.com. As of January 6, 2017, the Audit Committee members were re-constituted to consist of John O'Rourke serving as Chair of the Audit Committee, Michael M. Beeghley and Mike Dai.  Mr. O'Rourke was designated as the financial expert on the Audit Committee.  As of April 6, 2017, Mr. Beeghley is no longer considered "independent" under NASDAQ listing standards.
Nominating and Corporate Governance Committee.  As of December 31, 2016, the Nominating Committee consisted of Michael W. Routh (who served as Chair of the Nominating Committee), Gail S. Schoettler and Michael M. Beeghley, each of whom met the NASDAQ listing standards for independence.  Duties of the Nominating Committee include oversight of the process by which individuals may be nominated to our Board of Directors.  The Nominating Committee charter is available on our web site at www.venaxis.com.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.  The specific process for evaluating new directors, including shareholder-recommended nominees, will vary based on an assessment of the then current needs of the Board and the Company.  The Nominating Committee will determine the desired profile of a new director, the competencies they are seeking, including experience in one or more of the following: highest personal and professional integrity, demonstrated exceptional ability and judgment and who shall be most effective in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the shareholders.  Candidates will be evaluated in light of the target criteria chosen.  The Nominating Committee does not have a formal diversity policy; however, in addition to the foregoing, it considers race and gender diversity in selection of qualified candidates. As of January 6, 2017, the Nominating Committee members were re-constituted to consist of Michael M. Beeghley serving as Chair of the Nominating Committee, John O'Rourke and Mike Dai. As of April 6, 2017, Mr. Beeghley is no longer considered "independent" under NASDAQ listing standards.
Compensation Committee:  As of December 31, 2016, the Company's Compensation Committee was comprised of Susan A. Evans (who serveed as Chair of the Compensation Committee), Gail S. Schoettler, David E. Welch and Michael W. Routh, each of whom was an independent director.  The amended and restated Compensation Committee Charter is available on our website at www.venaxis.com. As of January 6, 2017, the Compensation Committee members were re-constituted to consist of Mike Dai serving as Chair of the Compensation Committee, Michael M. Beeghley and John O'Rourke. As of April 6, 2017, Mr. Beeghley is no longer considered "independent" under NASDAQ listing standards.

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
The Compensation Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Compensation Committee in its sole discretion deems appropriate.  The Compensation Committee did not retain any such advisor for 2016.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. Directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge, based solely on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during and for the Company's year ended December 31, 2016, there were no directors, officers or more than 10% shareholders of the Company who failed to timely file a Form 3, 4 or 5.
Code of Ethics and Whistle Blower Policy
Our Code of Ethics which applies to the Company's directors, executive officers and management employees generally is available on our website at www.venaxis.com.  We intend to post any material amendments to or waivers of, our Code of Ethics that apply to our executive officers, on this website.  In addition, our Whistle Blower Policy is available on our website at www.venaxis.com.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table
This table provides disclosure, for fiscal years 2016 and 2015 for the Named Executive Officers, who are the Chief Executive Officer and the Chief Financial Officer.
Named Executive Officer and Principal Position	Year	Salary ($)	Option Awards (3)($)	Non-Equity Incentive Plan Compensation (4)($)	All Other Compensation ($)	Total ($)

Stephen T. Lundy,	2016	382,525	183,273	191,263	61,098	818,159
Chief Executive Officer and President (1)	2015	382,525	572,670	154,951	44,006	1,154,152

Jeffrey G. McGonegal,	2016	272,005	89,506	136,003	16,111	513,625
Chief Financial Officer (2)	2015	272,005	279,720	85,682	13,800	651.207
______________________
(1)   Effective January 1, 2015, Mr. Lundy's annual salary was increased to $382,525.  Mr. Lundy also served as a director of the Company; he did not receive additional compensation for serving in such role. Amounts included in "All Other Compensation" include: temporary living and travel accommodations he was provided at a total cost of $42,872 and $33,873 in 2016 and 2015, respectively, and coverage under the Company's group medical plan at a total cost of $18,226 and $10,133 in 2016 and 2015, respectively. Mr. Lundy resigned as Chief Executive Officer and President on April 6, 2017.
(2)  The amounts included in "All Other Compensation" represents the amounts paid on his behalf in each year for group medical benefits.
(3)  The "Option Awards" columns reflect the grant date fair value for all stock option awards granted under the 2002 Stock Plan during 2016 and 2015.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts in these columns for 2016 and 2015 are included in footnotes 1 and 7 to the Company's audited financial statements for the fiscal year ended December 31, 2016 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report").
(4)  The "Non-Equity Incentive Plan Compensation" column reflects the annual cash bonuses earned under the Company's Incentive Plan.  The bonus amounts listed were earned for the fiscal year reported, but paid in the subsequent year.  Amounts for 2016 reflect the payment of retention bonus amounts for each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End
The following table shows the outstanding equity awards held by the Named Executive Officers as of December 31, 2016:
	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Stephen T. Lundy (1)	883	-	-	547.20	3-24-2020
	260	-	-	141.60	1-5-2021
	1,400	-	-	163.20	7-8-2021
	1,563	-	-	31.68	4-30-2022
	12,417	-	-	16.80	12-11-2022
	17,125	-	-	16.32	1-23-2023
	22,250	-	-	18.16	1-06-2024
	34,720	3,155	-	15.12	1-12-2025
	43,000	43,000		2.89	5-9-2026

Jeffrey G. McGonegal (2)	209	-	-	710.40	1-24-2017
	167	-	-	1,591.20	1-17-2018
	209	-	-	319.20	1-27-2019
	209	-	-	528.00	1-19-2020
	209	-	-	141.60	1-5-2021
	834	-	-	31.68	4-30-2022
	6,585	-	-	16.80	12-11-2022
	8,375	-	-	16.32	1-23-2023
	10,875	-	-	18.16	1-06-2024
	16,959	1,541	-	15.12	1-12-2025
	21,000	21,000		2.89	5-9-2016
__________
(1)  Includes options to purchase: 883 shares at $547.20 per share granted on March 24, 2010; 260 shares at $141.60 per share granted on January 5, 2011; 1,400 shares at $163.20 per share granted on July 8, 2011; 1,563 shares at $31.68 per share granted on April 30, 2012; 12,417 shares at $16.80 per share granted on December 11, 2012; 17,125 shares at $16.32 per share granted on January 21, 2013; 22,250 shares at $18.16 per share granted on January 6, 2014, and 37,875 shares at $15.12 per share granted on January 12, 2015. The balance of options granted in 2015 fully vested in January 2017. The options granted in 2016 vested as to 50% of the award on the six month anniversary of the date of grant, and the remaining 50% of the award is scheduled to vest on the first anniversary of the grant date. Under the terms of a Separation Agreement with Mr. Lundy as of April 6, 2017, Mr. Lundy's equity rights were cancelled.

(2)  Includes options to purchase: 209 shares at $710.40 per share granted January 24, 2007; 167 shares at $1,591.20 per share granted January 17, 2008; 209 shares at $319.20 per share granted on January 27, 2009; 209 shares at $528.00 per share granted on January 19, 2010; 209 shares at $141.60 per share granted on January 5, 2011; 834 shares at $31.68 per share granted on April 30, 2012; 6,585 shares at $16.80 per share granted on December 11, 2012; 8,375 shares at $16.32 per share granted on January 23, 2013; 10,875 shares at $18.16 per share granted on January 6, 2014 and 18,500 shares at $15.12 per share granted on January 12, 2015. The balance of options granted in 2015 fully vested in January 2017. The options granted in 2016 vested as to 50% of the award on the six month anniversary of the date of grant, and the remaining 50% of the award is scheduled to vest on the first anniversary of the grant date.
Options Exercised and Stock Vested
Neither of the Named Executive Officers exercised stock options during the year ended December 31, 2016.
Employment Agreements
The Company has entered into employment agreements with, and provides post-employment benefits to, its Named Executive Officers as follows:
Stephen T. Lundy, Chief Executive Officer – On March 24, 2010, we entered into an employment agreement with Mr. Lundy which provides that he serves at the pleasure of the Board of Directors unless the agreement is terminated by either party as provided in the agreement. The agreement provides in the event that Mr. Lundy's employment is terminated by the Company for other than cause, or if such employment is terminated by the executive in the event of a change in control, severance payments based upon Mr. Lundy's salary will be made for twelve months.  In the event of death or disability, severance payments based upon Mr. Lundy's salary will be made for three months. Under the terms of a Separation Agreement with Mr. Lundy as of April 6, 2017, Mr. Lundy's post-employment benefits were terminated.
Jeffrey G. McGonegal, Chief Financial Officer – On February 2, 2009, we entered into an employment agreement with Mr. McGonegal which provides that he serves at the pleasure of the Board of Directors unless the agreement is terminated by either party as provided in the agreement. The agreement provides in the event that Mr. McGonegal's employment is terminated by the Company for other than cause, or if such employment is terminated by the executive in the event of a change in control, severance payments based upon Mr. McGonegal's salary will be made for six months.  In the event of death or disability, severance payments based upon Mr. McGonegal's salary will be made for six months.
Richard J. Whitcomb, Senior Vice President, Corporate Development – On September 14, 2016, we entered into an offer letter with Mr. Whitcomb, our Senior Vice President, Corporate Development.  Mr. Whitcomb had served as President and Chief Executive Officer of BiOptix Diagnostics, Inc., until its acquisition by the Company in September 2016.  His employment agreement provides that if Mr. Whitcomb is terminated without cause before the eight-month anniversary of his start date, he will receive severance equal to base salary as if his employment had been continued for one full year.  Thereafter, he is entitled to severance equal to four months of base salary if his employment is terminated without cause.

Post-Employment Benefits
The following table discloses the post-employment termination benefits that would have been received by the Named Executive Officers if a termination event had occurred on December 31, 2016:
Named Executive Officer	Benefit	Termination without Cause ($)	Death or Disability ($)	Change In Control (Single Trigger) ($) (1)	Change In Control (Double Trigger) ($)

Stephen T. Lundy (2)	Severance	382,525	95,631	-	382,525
	Options	-	-	81,700	81,700
	Total	382,525	95,631	81,700	469,625

Jeffrey G. McGonegal	Severance	136,002	136,002	-	136,002
	Options	-	-	19,950	19,950
	Total	136,002	136,002	19,950	155,952
__________
(1)    Under the Change in Control Policy approved by the Board of Directors, upon consummation of a Change in Control (as defined in the 2002 Stock Plan) any unvested stock options held by a Named Executive Officer accelerate and vest upon the consummation of a Change in Control.  This column shows the value of unvested stock options that would have been received upon acceleration of unvested stock options as of December 31, 2016.  The closing price of the Company's common stock on December 30, 2016 was $3.84 per share.
(2)  Under the terms of a Separation Agreement with Mr. Lundy as of April 6, 2017, Mr. Lundy's post-employment benefits were terminated and his equity rights were cancelled.
Director Compensation
Since February 1, 2008, each non-employee director receives cash compensation of $1,000 per month.  Our non-employee directors typically receive a stock option award upon joining and additional options over time, generally annually.  The directors are also reimbursed for all expenses incurred by them in attending board and committee meetings.
Director compensation for the year ended December 31, 2016 was:
Name	Cash Fees ($)	Option Awards ($) (6)	Total ($)

Gail Schoettler (1)	24,000	44,753	68,753
Michael M. Beeghley (2)	1,000	36,717	37,717
David Welch (3)	12,000	29,835	41,835
Susan Evans (4)	12,000	29,835	41,835
Michael W. Routh (5)	1,000	36,717	37,717
__________

(1) On May 9, 2016, Ms. Schoettler was granted options to purchase 21,000 shares of the Company's common stock at $2.89 per share, vesting in quarterly installments during 2016 and expiring in ten years.  As of December 31, 2016, Ms. Schoettler held a total of 49,130 options to purchase shares of our common stock.  Resigned as a member of the board of directors on January 6, 2017.
(2)    On November 30, 2016, Mr. Beeghley was granted options to purchase 16,233 shares of the Company's common stock at $3.00 per share, with 2,333 of the options vested upon grant and the balance vesting annually over three years in arrears and all expiring in ten years.  As of December 31, 2016, Mr. Beeghley held a total of 16,233 options to purchase shares of our common stock.
(3)  On May 9, 2016, Mr. Welch was granted options to purchase 14,000 shares of the Company's common stock at $2.89 per share, vesting in quarterly installments during 2016 and expiring in ten years.  As of December 31, 2016, Mr. Welch held a total of 33,547 options to purchase shares of our common stock. Resigned as a member of the board of directors on January 6, 2017.
(4)  On May 9, 2016, Dr. Evans was granted options to purchase 14,000 shares of the Company's common stock at $2.89 per share, vesting in quarterly installments during 2016 and expiring in ten years As of December 31, 2016, Dr. Evans held a total of 31,125 options to purchase shares of our common stock. Resigned as a member of the board of directors on January 6, 2017.
(5)    On November 30, 2016, Mr. Routh was granted options to purchase 16,233 shares of the Company's common stock at $3.00 per share, with 2,333 of the options vested upon grant and the balance vesting annually over three years in arrears and all expiring in ten years. As of December 31, 2016, Mr. Routh held a total of 16,233 options to purchase shares of our common stock. Resigned as a member of the board of directors on February 7, 2017.
(6)  The "Option Awards" columns reflect the grant date fair value for all stock option awards granted to non-employee directors under the Company's 2002 Stock Plan during 2016.  These amounts are determined in accordance with ASC 718, without regard to any estimate of forfeiture for service vesting. Assumptions used in the calculation of the amounts in this column are included in footnotes 1 and 7 to the Company's audited financial statements for the fiscal year ended December 31, 2016 included in the Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The number of shares of the Company's common stock outstanding at the close of business on April 20, 2017 was 4,903,971.  The following table sets forth the beneficial ownership of the Company's common stock as of April 20, 2017 by each Company director, director nominee and each executive officer then serving, by all directors, director nominees and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of common stock.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.  In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options and warrants currently exercisable or exercisable within 60 days after April 20, 2017 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  To the knowledge of the directors, director nominees and executive officers of the Company, as of April 20, 2017, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below.  Unless otherwise indicated, the address of each individual named below is the address of the Company, 834-F South Perry Street, Suite 443, Castle Rock, CO 80104.
Beneficial Ownership Table

Name and Address	Number of Shares	Percent
Directors:
Michael M. Beeghley (1)	14,000	*
John R. O'Rourke (2)	29,133	*
Mike Dai (3)	3,333	*
Other Executive Officers:
Jeffrey G. McGonegal (4)	89,244	1.9%
Richard J. Whitcomb (5)	20,405	*
All Directors and Officers as a Group (5 persons) (6)	156,115	3.4%
More than 5% Shareholders:
Barry C. Honig (7)	504,000	11.2%
Catherine Johanna DeFrancesco (8)	515,777	11.5%
E. Jeffrey Peierls (9)	357,744	7.9%

____________________
* Holds less than 1%

(1)
Includes options currently exercisable or exercisable within 60 days to purchase an aggregate of 2,333 shares at an exercise price of $3.00 per share. Includes a restricted stock award under the Bioptix, Inc. Amended & Restated Equity Incentive Plan, of which 11,667 shares have vested.

(2)
Includes an aggregate of 23,300 shares held by ATG Capital LLC ("ATG"). Mr. O'Rourke is the managing member and sole beneficiary of ATG and in such capacity holds voting and dispositive power over the securities held by ATG. Includes a restricted stock award under the Bioptix, Inc. Amended & Restated Equity Incentive Plan, of which 5,833 shares have vested.

(3)	Includes a restricted stock award under the Bioptix, Inc. Amended & Restated Equity Incentive Plan, of which 3,333 has vested.
(4)
Includes 1,009 shares directly owned and 63 shares held in Mr. McGonegal's IRA. Includes options currently exercisable or exercisable within 60 days to purchase an aggregate of 88,172 shares at exercise prices ranging from $2.89 per share to $1,591.20 per share.

(5)	Includes options currently exercisable or exercisable within 60 days to purchase an aggregate of 20,405 shares at an exercise price of $3.78 per share.
(6)	Includes the information in footnotes (1) through (6).
(7)
Includes (i) 29,815 shares of common stock, (ii) 443,585 shares of common stock held by GRQ Consultants, Inc. 401K ("401K") and (iii) 30,600 shares of common stock held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig ("Roth 401K"). Mr. Honig is the trustee of 401K and Roth 401K in such capacity holds voting and dispositive power over the securities held by such entities.  Does not include (i) 200,000 shares of common stock issuable upon exercise of outstanding warrants held by Mr. Honig, (ii) shares of common stock issuable upon conversion of outstanding convertible promissory notes held by Mr. Honig, (iii) 500,000 shares of common stock issuable upon exercise of outstanding warrants held by Roth 401K, and (iv) shares of common stock issuable upon conversion of outstanding convertible promissory notes held by Roth 401K, all of which have beneficial ownership limitations. The address for this shareholder is 555 South Federal Highway, #450, Boca Raton, FL 33432.

(8)
Information is based upon holdings reported on Schedule 13D filing and amendments, the most recent filed on January 10, 2017.  The address for this shareholder is 365 Bay St., Suite 840, Toronto, ON M5H 2V1, Canada.  Includes shares reported as beneficially owned by Mrs. DeFrancesco and held by DSB Capital, Ltd., a Turks & Caicos company where Ms. DeFrancesco serves as Trustee (75,000 shares), DeFrancesco Motorsports, Inc., an Ontario corporation where Ms. DeFrancesco serves as President (59,701 shares), Delavalco Holdings, Inc., an Ontario corporation where Ms. DeFrancesco serves as President (112,000 shares), Delavalco Holdings, Inc., a Florida corporation where Ms. DeFrancesco serves as President (85,466 shares), Marcandy Investments Corp., an Ontario corporation where Ms. DeFrancesco serves as President (85,000 shares), and Namaste Gorgie, Inc., an Ontario corporation where Ms. DeFrancesco serves as President (98,610 shares).

(9)
Information is based upon holdings reported on a Schedule 13G filed on February 10, 2017 by E. Jeffrey Peierls and Brian Eliot Peierls.  Brian Eliot Peierls may be deemed the beneficial owner of securities held by trusts of which Brian Eliot Peierls is a fiduciary. E. Jeffrey Peierls and Brian Eliot Peierls may be deemed to share indirect beneficial ownership of securities held by The Peierls Foundation, Inc. The address for the shareholder is 73 South Holman Way, Golden, CO 80401.  Includes (i) 273,742 shares of common stock and (ii) 5,002 shares of common stock issuable upon exercise of warrants. Also includes 48,231 shares of common stock and warrants exercisable to purchase 2,084 shares of common stock owned by The Peierls Foundation, Inc. as to which Mr. Peierls disclaims beneficial ownership for purposes of Section 16 of the Securities and Exchange Act of 1934, as amended.

Changes in Control

There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized Under Equity Compensation Plans Information

The Company currently has one equity compensation plan. The Bioptix, Inc. Amended and Restated Equity Incentive Plan, as amended (the "Plan"), was approved by the Board of Directors and adopted by the stockholders in 2002 and is used for plan-based awards for officers, other employees, consultants, advisors and non-employee directors. The Plan was amended and restated on June 1, 2007 and further amended on June 9, 2008, November 20, 2009, November 22, 2010, July 8, 2011, May 22, 2012, December 11, 2012, June 11, 2013, June 25, 2014, September 1, 2015, and again amended and restated effective November 30, 2016, with the most recent increase to 895,000 shares, as approved by the shareholders.

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

Recent Sales of Unregistered Securities

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules. This includes current or proposed transactions in which the Company was or is to be a participant, the amount involved exceeds the lower of either $120,000 or 1% of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any of the Company's executive officers, directors, or greater than five percent shareholders, or any members of their immediate families, has a direct or indirect material interest. Apart from any transactions disclosed herein, no such transaction was entered into with any director or executive officer during the last fiscal year. Such transactions will be entered into only if found to be in the best interest of the Company and approved in accordance with the Company's Code of Ethics, which are available on the Company's web site.
Except for the employment agreements previously entered into between the Company and certain of its named executive officers (as described in Item 11 above), since January 1, 2016, none of the directors or named executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect the Company.

Information about the independence of our non-employee directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, "Directors, Named Executive Officers, and Corporate Governance" herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: Fees billed for professional services rendered by EisnerAmper LLP ("Eisner") for the audit of the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2016 were billed in 2017. Fees billed for professional services rendered by GHP Horwath, P.C. ("GHP") for the audit of the Company's financial statements as of and for the fiscal year ended December 31, 2015 and the reviews of the interim condensed consolidated financial statements included in the Company's Form 10-Qs during such fiscal year and the first three quarters of 2016. Audit fees for professional services rendered by Eisner and GHP for 2016 totaled zero and $87,000, respectively.

Aggregate fees were billed or expected to be billed for services rendered by Eisner and GHP for the years 2016 and 2015 in the following categories and amounts:

	2016	2015

Audit Fees	$87,000	$53,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$87,000	$53,000

Audit fees in 2016 and 2015 relate to the financial statement audits and the quarterly reviews. Audit fees in 2016 also include assistance with the filing of Forms 8-K and proxies.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

No.	Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf on April 27, 2017 by the undersigned thereunto duly authorized.

BIOPTIX, INC.

/s/ Michael M. Beeghley
Michael M. Beeghley, Chief Executive Officer (principal executive officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Michael M. Beeghley	April 27, 2017
Michael M. Beeghley, Chief Executive Officer, Chairman and Director (principal executive officer)

/s/ Jeffrey G. McGonegal	April 27, 2017
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ John R. O'Rourke	April 27, 2017
John R. O'Rourke, Director

/s/ Mike Dai	April 27, 2017
Mike Dai, Director