Form 10-Q
period 2017-03-31
Bioptix, Inc.
filed 2017-05-15
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of no par value common stock outstanding as of May 10, 2017 was 5,410,013.

BIOPTIX, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements
Bioptix, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Reclassified)
ASSETS
Current assets (Note 1):
Cash and cash equivalents	$11,981,618	$5,529,848
Short-term investments	-	7,506,761
Prepaid expenses and other current assets	155,757	219,991
Current assets of discontinued operations (Note 2)	200,167	486,890

Total current assets	12,337,542	13,743,490

Property and equipment, net (Note 3)	5,063	5,538

Other long term assets, net (Note 4)	932,291	938,038

Noncurrent assets of discontinued operations (Note 2)	47,000	2,353,749

Total assets	$13,321,896	$17,040,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$269,767	$253,817
Accrued compensation	22,499	1,520
Accrued expenses	77,565	304,675
Notes and other obligations, current portion (Note 5)	56,158	139,611
Deferred revenue, current portion (Note 8)	96,698	96,698
Current liabilities of discontinued operations (Note 2)	348,564	258,819

Total current liabilities	871,251	1,055,140

Private placement notes held in escrow – representing 2% Convertible Notes Payable amounting to $4,750,000 and 1,900,000 warrants, all net of $4,750,000 of proceeds held in escrow (Note 6)	-	-
Accrued interest (Note 6)	3,904	-
Deferred revenue, less current portion (Note 8)	1,041,141	1,065,316

Total liabilities	1,916,296	2,120,456

Commitments and contingencies (Notes 6, 8 and 9)

Stockholders' equity (Notes 6 and 7):
Common stock, no par value, 60,000,000 shares authorized; shares issued 5,410,013
(2017) and 4,503,971 (2016) and shares outstanding 5,410,013, including 500,000
common shares in escrow (2017) and shares outstanding 4,503,971 (2016)	125,614,652	124,775,635
Private placement units held in escrow – representing 500,000 common shares
and 500,000 warrants, all net of $1,250,000 of proceeds held in escrow	-	-
Accumulated deficit	(114,209,052)	(109,855,276)

Total equity	11,405,600	14,920,359

Total liabilities and stockholders' equity	$13,321,896	$17,040,815

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Consolidated Statements of Operations Three Months Ended March 31,
(Unaudited)

	2017	2016

Other revenue – fee (Note 8)	$24,175	$24,175

Operating expenses:
Selling, general and administrative	1,034,653	1,030,126
Research and development	17,692	372,586
Total operating expenses	1,052,345	1,402,712

Operating loss from continuing operations	(1,028,170)	(1,378,537)
Other (expense) income:
Gain on sale of property and equipment (Note 3)	-	1,919,361
Interest expense	(4,834)	(25,598)
Investment income	26,220	44,285

Total other income	21,386	1,938,048

(Loss) income from continuing operations	(1,006,784)	559,511
Discontinued operations (Note 2):
Loss from operations	(642,636)	-
Impairment loss	(2,704,356)	-
Total loss from discontinued operations	(3,346,992)	-

Net income (loss)	$(4,353,776)	$559,511
Basic and diluted net (loss) income per share (Note 1):
Continuing operations	$(0.22)	$0.14
Discontinued operations	(0.73)	-
Net (Loss) Income	$(0.95)	$0.14
Basic and diluted weighted average number of shares outstanding (Note 1)	4,599,184	3,876,960

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)
	2017	2016
Cash flows from operating activities:
Continuing operations:
Net (loss) income	$(4,353,776)	$559,511
(Loss) from discontinued operations	(3,346,992)	-
(Loss) income from continuing operations	(1,006,784)	559,511
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Stock-based compensation for services	133,043	47,884
Depreciation and amortization	18,133	19,401
Amortization of license fees	(24,175)	(24,175)
Other non-cash charges	1,500	133,899
Gain on sale of property and equipment	-	(1,919,361)
Change in:
Prepaid expenses and other current assets	62,733	69,155
Accounts payable	15,950	(380,010)
Accrued compensation	20,979	(437,324)
Accrued expenses	(223,206)	28,058
Net cash (used in) operating activities of continuing operations	(1,001,827)	(1,902,962)
Net cash (used in) operating activities of discontinued operations	(661,998)	-
Net cash (used in) operating activities	(1,663,825)	(1,902,962)

Cash flows from investing activities:
Continuing operations:
Purchases of short-term investments	-	(7,537,862)
Proceeds from sales of short-term investments	7,506,761	9,648,744
Proceeds from sale of property and equipment	-	1,748,571
Purchases of patent and trademark application costs	(11,911)	(10,778)
Net cash provided by investing activities of continuing operations	7,494,850	3,848,675
Net cash (used in) investing activities of discontinued operations	(1,776)	-
Net cash provided by investing activities	7,493,074	3,848,675

Cash flows from financing activities:
Continuing operations:
Net proceeds from issuance of common stock, net of $294,026 in offering expenses	705,974	-
Repayment of notes payable and other obligations	(83,453)	(116,931)

Net cash provided by (used in) financing activities of continuing operations	622,521	(116,931)

Net increase in cash and cash equivalents	6,451,770	1,828,782

Cash and cash equivalents at beginning of period	5,529,848	2,012,283

Cash and cash equivalents at end of period	$11,981,618	$3,841,065

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,256	$31,140
Supplemental disclosure of investing information:
Liability payoffs upon property sale	$-	$2,064,758

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Bioptix, Inc. (the "Company,"  "we," or "Bioptix") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2017 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended March 31, 2017 are not necessarily an indication of operating results for the full year.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2017, the Company had approximate balances of cash and cash equivalents of $11,982,000, working capital of $11,466,000, total stockholders' equity of $11,406,000 and an accumulated deficit of $114,209,000. To date, the Company has in large part relied on equity financing to fund its operations.
Effective January 14, 2017, the Company adopted a plan to exit the business of BiOptix Diagnostics, Inc. ("BDI") and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. Accordingly, the historical results of BDI have been classified as discontinued operations for all periods presented.
The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, additional costs associated with the exit of operations of the Company's subsidiary BDI may be incurred, and public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its currently estimated cash needs through May 2018, subject to any possible strategic transactions. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.
Management's strategic plans include the following:
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets, including the appendicitis product portfolio; and;
•	continuing to implement cost control initiatives to conserve cash.

Note 1.  Significant accounting policies:

Principles of consolidation

The consolidated financial statements of the Company include the accounts of Bioptix and its wholly-owned subsidiary, BDI. Intercompany accounts and transactions have been eliminated in the consolidation.

Cash, cash equivalents and investments:

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company's cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Historically, the purpose of the investments has been to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of March 31, 2017, 100% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet.  To date, the Company's cumulative realized market loss from the investments has not been significant. For the three months ended March 31, 2017 and 2016, there was approximately $4,400 and $5,900, respectively, in management fee expenses.
The Company's short-term investments comprise certificates of deposit, commercial paper and corporate bonds, all of which are classified as trading securities and carried at their fair value based upon quoted market prices of the securities at December 31, 2016.  Net realized and unrealized gains and losses on trading securities are included in net loss.  For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.
The composition of trading securities is as follows at December 31, 2016:
	December 31, 2016
	Cost	Fair Value
Certificates of deposit / commercial paper	$2,378,222	$2,373,891

Corporate bonds	5,138,182	5,132,870

Total trading securities	7,516,404	7,506,761

Investment income for the three months ended March 31, 2017 and 2016 consists of the following:

	2017	2016
Interest income	$22,130	$24,530

Realized (losses)	(21)	(1,151)

Unrealized gains	8,542	26,818

Management fee expenses	(4,431)	(5,912)

Net investment income	$26,220	$44,285

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents and short-term investments as of March 31, 2017 and December 31, 2016.

The carrying amounts of the Company's financial instruments (other than cash, cash equivalents and short-term investments as discussed above) approximate fair value because of their variable interest rates and/or short maturities combined with the recent historical interest rate levels.

Revenue Recognition:

Revenue recognition related to the license agreement is based upon the licensee's right to use the technology and the Company's ongoing obligations to maintain and defend the patented rights and comply with the terms of the sub-license agreement whereby the license fees and milestone payments received from the agreement, net of the amounts due to third parties, have been recorded as deferred revenue and are amortized over the term of the license agreement.

Inventories:
Inventories acquired as part of the BDI purchase are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out (FIFO) method. The elements of cost in inventories include materials, labor and overhead.

Goodwill:
The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its evaluation, that the goodwill associated with the BDI acquisition was impaired and was written off as of March 31, 2017. The accumulated goodwill amortization of $60,712 arose prior to January 1, 2002 when the FASB revised the policy for goodwill amortization.

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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning after December 15, 2017. The standard allows entities to apply the standard retrospectively to each prior period presented ("full retrospective adoption") or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application ("modified retrospective adoption"). The Company plans to adopt this guidance on January 1, 2018, and continues to evaluate the impact of adopting under the modified retrospective adoption versus the full retrospective method. The Company is currently in the process of determining the impact of the new revenue recognition guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company's preliminary assessment indicates implementation of this standard will not have a material impact on financial results. The Company's evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. The Company continues to evaluate the impact of this guidance and its subsequent amendments on the consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting ("ASU 2016-09"), which amends guidance issued in Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted as of January 1, 2017. The principal impact was that to the extent a tax benefit or expense from stock compensation arises it will be presented in the income tax line of the Statement of Operations rather than the current presentation as a component of equity on the Balance Sheet. Also the tax benefit or expense will be presented as activity in Cash Flow from Operating Activity rather than the current presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company continues to estimate forfeitures of stock grants as allowed by ASU 2016-09.
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
In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance effective January 1, 2017. The adoption of this ASU had no impact on the Company's consolidated financial statements.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company's earnings (loss).  The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share for the three months ended March 31, 2017. For the three months ended March 31, 2016, the effect of inclusion of the dilutive shares would have resulted in an increase in income per share, under the treasury stock method.  Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares for any period presented.  Outstanding stock options, warrants and other dilutive rights are not considered in the calculation, as the impact of the potential common shares (totaling approximately 1,588,000 shares and 757,000 shares for each of the three month periods ended March 31, 2017 and 2016, respectively) would be anti-dilutive. As of March 31, 2017 the dilutive rights held in escrow from the March 2017 private placement totaling approximately 4,802,000 share rights (3,802,000 share rights from the convertible notes financing and 1,000,000 share rights from the common stock offering) are also not considered in the calculation, as the impact would be anti-dilutive.

Note 2. Acquisition and Discontinued Operations:
Acquisition:
On September 12, 2016, the Company completed the strategic acquisition of BDI, a privately-held entity. The decision to acquire BDI was made based on the evaluation that the Company's resources would primarily be used for market development and commercial launch of the product and the market opportunity was estimated to be sizable.  Pursuant to a purchase agreement (the "Purchase Agreement"), through a wholly-owned subsidiary ("Venaxis Sub"), the Company acquired all of the outstanding shares of Series 1 Preferred Stock of BDI from the selling shareholders (the "Seller"), representing more than 98% of the outstanding voting stock of BDI, and BDI thereupon become a majority owned subsidiary of the Company.
Under the terms of the Purchase Agreement, the consideration consisted of an aggregate of 627,010 shares of the Company's common stock (the "Shares") which Shares were distributed in accordance with the liquidation preferences set forth in BDI's Fifth Amended and Restated Certificate of Incorporation, as amended.  The Shares were valued at approximately $2,577,000 (based upon the closing value of our common stock on the acquisition date) and the issuance represented approximately 14% of the outstanding Bioptix common stock at the closing. The Purchase Agreement contained customary representations and warranties of the parties, including BDI, and the Sellers have customary indemnification obligations to the Company relating to BDI, which are subject to certain limitations described further in the Purchase Agreement. The issuance of the Shares was effected as a private placement of securities.  The Company also entered into a registration rights agreement with the Sellers.
The total consideration transferred consisted of the 627,010 shares of the Company's common stock with a value of $2,577,000.
Under the acquisition method of accounting, the total estimated purchase consideration was allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. Following was the allocation of the purchase consideration:
Cash and cash equivalents	$17,000
Accounts receivable	21,000
Inventory	379,000
Prepaid and other assets	51,000
Equipment	1,000
Identifiable intangible assets:
Trademarks (5 year estimated useful life)	99,000
Customer base (6 year estimated useful life)	37,000
Developed technology (4 year estimated useful life)	$1,864,000
Total identifiable intangible assets	2,000,000
Goodwill	430,000
Accounts payable	(118,000)
Accrued and other liabilities	(175,000)
Non-controlling interest	(29,000)
Purchase price	$2,577,000

Intangible assets acquired consisted of the following as of December 31, 2016:
Trademarks	$99,000
Customer base	37,000
Developed technology	1,864,000
Total	2,000,000
Less accumulated amortization	(148,264)
Balance at December 31, 2016	$1,851,736
As of November 30, 2016, the Company paid approximately $29,000 to acquire the non-controlling interest in BDI, which was accounted for as an equity transaction.
The unaudited supplemental pro forma information for the three months ended March 31, 2016, as if the BDI acquisition had occurred as of January 1, 2016, would have reflected total revenue of $55,000, net loss of $399,000 and loss per share of $0.09. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect the pro forma results of operations as if the acquisition had occurred as of the beginning of the periods presented, such as increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.
As of December 31, 2016 inventories, included with current assets of discontinued operations, totaled approximately $416,000, consisting of $188,000 in raw materials and $228,000 in finished goods, all associated with the BDI operations. As of March 31, 2017 inventories, included with current assets of discontinued operations, totaled approximately $49,000, consisting of finished goods.
Discontinued operations:
During the quarter ended March 31, 2017, the Company made the decision to discontinue the operations of its wholly-owned subsidiary BDI. BDI had developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017 of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. The Company expects to dispose of the assets and operations during 2017 by selling the assets and licensing the intellectual property rights.   The Company has recognized the exit of BDI in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of BDI, following its 2016 acquisition, have been classified as discontinued operations.

The Company's historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Assets and liabilities related to the discontinued operations of BDI are approximately as follows as of March 31, 2017 and December 31, 2016:
	March 31, 2017	December 31, 2016
Current assets:
Accounts receivable	$146,000	$5,000
Inventories	49,000	416,000
Prepaid expenses	5,000	66,000
Total current assets	$200,000	$487,000

Equipment and furnishings, net	$10,000	$36,000
Intangible assets, net	-	2,281,000
Deposit	37,000	37,000
Total noncurrent assets	$47,000	$2,354,000

Current liabilities:
Accounts payable	$166,000	$174,000
Accrued expenses	46,000	85,000
Deferred revenue	137,000	-
Total current liabilities	$349,000	$259,000
Summarized results of the discontinued operation are as follows for the three months ended March 31, 2017:
Sales	$13,000
Cost of sales	2,000
Gross margin	11,000
Operating expenses	654,000
Operating loss	(643,000)
Impairment loss	(2,704,000)

Loss from discontinued operations	$(3,347,000)

Included in the impairment loss recognized on the discontinuance of BDI are impairment losses recognized on inventories of $408,000, equipment and furnishings of $38,000, identifiable intangible assets of $1,833,000, goodwill of $430,000, net of $5,000 in other items, all associated with the assets and operations of BDI.  Additional costs associated with the exit of operations of the Company's subsidiary BDI may be incurred as strategic options for BDI are evaluated.

Note 3. Property and equipment:

Property and equipment consisted of the following:

	March 31, 2017 (Unaudited)	December 31, 2016

Office and computer equipment	$116,510	$116,510
Less accumulated depreciation	111,447	110,972
	$5,063	$5,538

Depreciation expense totaled approximately $500 and $400 for the three month periods ended March 31, 2017 and 2016, respectively.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party for a purchase price of approximately $4,053,000. The sale resulted in a gain of approximately $1,919,000 and generated approximately $1,749,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under a short-term lease agreement that provides storage space.

Note 4.  Other long-term assets:

Other long-term assets consisted of the following as of March 31, 2017 and December 31, 2016:

	Beginning Balance	Additions	Impairments	Ending Balance
March 31, 2017:
Cost:
Patents	$1,032,982	$11,911	$—	$1,044,893
Goodwill	447,951	—	—	447,951

Total	1,480,933	11,911	—	1,492,844

Accumulated Amortization:
Patents	(482,183)	(17,658)	—	(499,841)
Goodwill	(60,712)	—	—	(60,712)
Total	(542,895)	(17,658)	—	(560,553)

Net Other Long Term Assets	$938,038	$(5,747)	$—	$932,291

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $71,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives for impairment upon significant changes in the Company's business environment. The testing resulted in no patent impairment for the three months ended March 31, 2017 and $134,000 for the three months ended March 31, 2016. The impairment charges are related to the Company's ongoing analysis of which specific country patents in its portfolio are determined as potentially worth pursuing.

Note 5. Notes and Other Obligations:

Notes and other obligations consisted of the following:

	March 31, 2017 (Unaudited)	December 31, 2016

Mortgage notes	$—	$—
Other short-term installment obligations	56,158	139,611

	56,158	139,611
Less current portion	56,158	139,611
	$—	$—

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

Future maturities:

The Company's total debt obligations require minimum annual principal payments of approximately $56,000 for the remainder of 2017, through the terms of the applicable debt agreements.

Note 6. Stockholders' equity:

Restricted common stock award:
During the three months ended March 31, 2017, the Company approved the award of 165,000 restricted shares to members of its Board of Directors, of which 6,042 common shares were vested as of March 31, 2017 (see Note 7).
Private placement offerings:
In March 2017, the Company completed private placements totaling $7,000,000. Included was a common stock unit financing for $2,250,000 with certain accredited investors. The common stock unit offering totalled 900,000 units, consisted of 400,000 units for $1,000,000 less $294,026 of offering expenses, has been released to the respective parties, with the balance of 500,000 units for $1,250,000 held in escrow pending completion of release conditions.  The common stock offering sold units (the "Units") at a purchase price of $2.50 per Unit. Each Unit consists of one share of the Company's common stock and a three-year warrant to purchase one share of the Company's common stock at an exercise price of $3.50 per share. The Company also closed on a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds are in escrow pending successful completion of release conditions.  Following release from escrow, the notes shall be convertible into shares of common stock at an initial conversion price of $2.50 per share. Warrants to purchase 1,900,000 shares of the Company's common stock at an initial exercise price of $3.56 per share were also issued with the convertible note financing. Pursuant to the terms of the convertible note purchase agreements, the Company has agreed to file a proxy to hold a special meeting of its shareholders to among other provisions, approve the terms of the offering and authorize preferred stock, all as specified in the agreements.
The portion of the common stock unit financing held in escrow and the convertible note financing, held in escrow, have been reflected in the consolidated balance sheet at the face amount of the securities issued and held in escrow less the cash received for those securities, which is also held in escrow.   When the release conditions have been met, the cash, common stock units and convertible notes will be reflected gross at their carrying amounts, net of any discounts.
In addition, since the warrants given with the common stock unit and convertible note financings are also held in escrow pending the release conditions, their issuance is contingent upon satisfaction of release conditions, as defined in the agreements.  Accordingly, they will be valued and financing proceeds will be allocated to them at the time the contingency is resolved.  Any beneficial conversion feature resulting from the allocation of proceeds among the convertible notes and warrants will also be recorded at that time.
The convertible notes accrue interest at 2% per annum commencing with their execution and as a result, the Company has recorded approximately $3,900 in interest expense during the three months ended March 31, 2017 and accrued interest of approximately $3,900 is included in the consolidated balance sheet as of March 31, 2017.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity's Own Equity to determine the appropriate classification of the instruments.
In connection with the private placements, the Company also entered into a Registration Rights Agreement, with the investors pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon exercise or conversion of the securities and to maintain its effectiveness until all such securities have been sold or may be sold without restriction. In the event a registration statement covering such shares of common stock is not effective, the Company is required to pay to the investors on a monthly basis an amount equal to 1% of the investors' investment, subject to conditions as defined in the agreement.
Note 7. Stock based compensation, options and warrants:

Stock based compensation:

The Company recognized total expenses for stock-based compensation during the three months ended March 31, 2017 and 2016, which are included in the accompanying condensed consolidated statements of operations, in the following categories:

	2017	2016

Selling, general and administrative expenses	$133,043	$45,324
Research and development expenses	—	2,560

Total stock-based compensation	$133,043	$47,884

The Company recognized total stock-based compensation expense during the three months ended March 31, 2017 and 2016, from the following categories:

	2017	2016

Restricted stock awards	$30,431	$—
Stock options awards under the Plan	63,806	47,884
Non-qualified stock option awards	38,806	—

Total stock-based compensation	$133,043	$47,884

Restricted stock awards:
A summary of the Company's restricted stock activity in the three months ended March 31, 2017 is presented here:
	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding at January 1, 2017	-	$-
Granted	165,000	3.13
Forfeited	(20,000)	3.13
Outstanding at March 31, 2017	145,000	$3.13

Vested at March 31, 2017	6,042	$3.13

During the three months ended March 31, 2017, the Company granted 165,000 restricted shares to members of its Board of Directors. Upon the resignation of a Director, 20,000 shares were subsequently forfeited. The weighted-average fair value of restricted shares granted during the three months ended March 31, 2017 was $3.13 per share based upon the share price as of the date of grant. The total fair value of restricted stock granted during the three months ended March 31, 2017 was approximately $516,000.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period of twenty-four months. As of March 31, 2017, there was approximately $423,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.9 years.

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

During the three months ended March 31, 2017 and 2016, respectively, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company did not grant any stock-based compensation to employees, directors or consultants for the three month periods ended March 31, 2017 or 2016.

A summary of activity under the Plan for the three months ended March 31, 2017 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	566,747	$20.46
Granted	-	-
Exercised	-	-
Forfeited	(14,836)	42.86
Outstanding at March 31, 2017	551,911	$19.85	7.1	$270,636

Exercisable at March 31, 2017	472,911	$22.68	6.7	$184,486

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2017.

During the three months ended March 31, 2017, a total of 14,836 options that were granted under the Plan were forfeited, of which 836 were vested and 14,000 were unvested. The vested options were exercisable at an average of $710.40 per share, the unvested options were exercisable at an average of $3.00 per share. During the three months ended March 31, 2016, a total of 7,382 options that were granted under the Plan were forfeited, of which 3,762 were vested and 3,620 were unvested. The vested options were exercisable at an average of $26.61 per share and the unvested options were exercisable at an average of $15.13 per share.

 The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the three months ended March 31, 2017 and 2016, was approximately $51,000 and $127,000, respectively.   Based upon the Company's experience, approximately 80% of the outstanding nonvested stock options, or approximately 63,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the three months ended March 31, 2017 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	97,738	$3.51	$2.58
Granted	-	-	-
Vested	(4,738)	15.12	10.74
Forfeited	(14,000)	3.00	2.25

Nonvested at March 31, 2017	79,000	$2.91	$2.15

At March 31, 2017, based upon employee, officer, director and consultant options granted under the Plan to that point, there was approximately $45,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of one year.

Other common stock purchase options and warrants:

As of March 31, 2017, in addition to the Plan options discussed above, the Company had outstanding 897,003 non-qualified options and warrants in connection with warrants issued with offerings, an officer's employment, and options issued to six new employees, hired in connection with the Company's acquisition of BDI that were not issued under the Plan.

During the three month periods ended March 31, 2017 and 2016 no options were granted outside of the Plan.  Operating expenses for the three months ended March 31, 2017 included $38,806 related to stock-based compensation and the three months ended March 31, 2016 did not include any value related to stock-based compensation of non-qualified options and warrants.

In March 2017, the Company completed a $1 million private placement of securities and in connection with that offering, granted investors in the offering warrants which are classified as equity, exercisable after six-months, to purchase a total of 400,000 shares of common stock at an exercise price of $3.50 per share and expiring in May 2020 (see Note 6).

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the three months ended March 31, 2017:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	527,003	$13.36
Granted	400,000	3.50
Exercised	-	-
Forfeited	(30,000)	3.78

Outstanding at March 31, 2017	897,003	$9.29	2.5	$214,300

Exercisable at March 31, 2017	464,503	$15.47	1.0	$7,150

During the three months ended March 31, 2017 and 2016, no warrants were exercised.  Included at March 31, 2017 in the 897,003 total outstanding options are 829,503 non-compensatory rights, exercisable at an average of $9.66 per common share, expiring through May 2020, granted in connection with public offerings, and 67,500 rights exercisable at an average of $4.65 per common share, expiring through September 2021, issued under compensatory arrangements.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2017.

Note 8.  Animal Health License Agreements:

Effective May 1, 2004, Washington University in St. Louis ("WU") and Bioptix entered into an Exclusive License Agreement ("WU License Agreement"), which grants Bioptix exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement) expire.  Bioptix has agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Bioptix carry a mid-single digit royalty rate and for sublicense fees received by Bioptix carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Bioptix with ninety days advance notice at any time and by WU with sixty days advance notice if Bioptix materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), pursuant to which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Bioptix receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2017.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone ("LH") and/or follicle-stimulating hormone ("FSH") products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.

Under the License Agreement, as of March 31, 2017, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, "Accounting for Collaborative Arrangements."  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue currently totaling a net of approximately $1,556,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of March 31, 2017, deferred revenue of $96,698 has been classified as a current liability and $1,041,141 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the amortizable milestone revenue. During each of the three months ended March 31, 2017 and 2016, $24,175 was recorded as the amortized license fee revenue arising from the Ceva License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to March 31, 2017	(418,461)
Net deferred revenue balance at March 31, 2017	$1,137,839

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 9.  Commitments and contingencies:

Commitments:
The Company's subsidiary, BDI, has a lease commitment on its office and laboratory space that expires March 31, 2018 and requires future non-cancellable lease payments of approximately $233,000 for the remainder of 2017 and $78,000 in 2018.  The agreement requires monthly base rent of approximately $15,700 and common area maintenance costs are currently approximately $10,200 per month. Rent expense for the three months ended March 31, 2017 totaled approximately $87,000 which included short term facility rental expenses plus $80,000 in expense for the subsidiary's office and laboratory space. The Company had no rent expense for the three months ended 2016. Subsequent to March 31, 2017, an agreement with the subsidiary's landlord was reached to terminate the lease with a prepayment of rent through July 31, 2017 and surrender of the $37,000 lease deposit.
As of March 31, 2017, the Company has employment agreements with three officers providing aggregate annual minimum commitments totaling approximately $900,000.  The agreements contain customary confidentiality and benefit provisions.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2017, the Company had approximate balances of cash and cash equivalents of $11,982,000, working capital of $11,466,000, total stockholders' equity of $11,406,000 and an accumulated deficit of $114,209,000. To date, the Company has in large part relied on equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with the exit of the BDI operations and public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least a year and a day from this filing.  The Company is closely monitoring its cash balances, cash needs and expense levels.
Effective January 14, 2017, we adopted a plan to exit the business of BDI and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required.  We are reviewing possible strategic alternatives relative to the business to maximize shareholder value.
Management's strategic plans include the following:
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets, including appendicitis product portfolio; and;
•	continuing to implement cost control initiatives to conserve cash.
NASDAQ listing:

On April 10, 2017, the Company was notified by The NASDAQ Stock Market, LLC of its failure to comply with Nasdaq Listing Rule 5605 (the "Rule") which requires that the Company's audit committee be comprised of at least three independent directors, as defined under the Rule. The notice has no immediate effect on the listing or trading of the Company's common stock on The NASDAQ Capital Market and, at this time, the common stock will continue to trade on The NASDAQ Capital Market under the symbol "BIOP".

Results of Operations

Comparative Results for the Three Months Ended March 31, 2017 and 2016

During the three month periods ended March 31, 2017 and 2016, $24,000 in each period, of license payments under the License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended March 31, 2017 totaled $1,035,000, which is approximately $5,000, or 0.5%, increase as compared to the 2016 period. Stock based compensation increased by approximately $85,000 for the three months ended March 31, 2017 as compared to the 2016 period due to additional rights being granted.  Compensation related expense increased by $108,000 due primarily to retention bonuses. Accounting and auditing fees increased by approximately $95,000 in connection with a change in auditors. A decrease of approximately $295,000 in strategic evaluation expenses in 2017 as compared to the 2016 period, was due to the termination in late 2016 of the strategic evaluation process.  Commercialization, marketing and compensation related expenses decreased by approximately $42,000 in the 2017 period as the Company finished winding down APPY1 commercialization activities in 2016. A decrease of approximately $63,000 in general operating expenses in 2017 following the sale of the facility in early 2016.

Research and development expenses in the three months ended March 31, 2017 totaled $18,000, which is approximately a $355,000, or 95%, decrease as compared to the 2016 period. This decrease resulted from the wind down activities of development and manufacturing activities from our previous area of focus, the APPY1 Test, in 2016.

Interest expense for the three months ended March 31, 2017, decreased to $5,000 compared to $26,000 in the 2016 period due to the payoff of mortgage debt obligations with the sale of the building in early 2016.  For the three months ended March 31, 2017, the Company recorded investment income of approximately $26,000 compared to investment income of $44,000 in the 2016 period, generally due to lower average invested balances.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,919,000 and generated approximately $1,749,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under short term lease agreements that provide office and storage space required for its current level of operations.

No income tax benefit was recorded on the net loss for the three months ended March 31, 2017 and 2016, as management was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

At March 31, 2017, we had working capital of $11,466,000, which included cash and cash equivalents of $11,982,000.  We reported a net loss of $4,354,000, consisting of a net loss from continuing operations of $1,007,000 and a net loss from discontinued operations of $3,347,000, during the three months ended March 31, 2017.  The net loss from continuing operations included $129,000 in non-cash items consisting of stock-based compensation totaling $133,000, depreciation, amortization and non-cash charges totaling $20,000, net of amortization of license fees totaling $24,000.

In March 2017 we entered into private placement agreements, under which we received gross proceeds before offering expenses of $1,000,000 from the sale of 400,000 shares of common stock, including the issuance of 400,000 warrants. An additional $1,250,000 in proceeds from the common stock offering is held in escrow which may be released pending satisfaction of escrow conditions, which are outside the control of the Company.

In March 2017, the Company also closed on a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds are in escrow pending successful completion of release conditions.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with the exit of the BDI operations and public company and administrative related expenses are incurred. We believe that our current working capital position will be sufficient to meet our estimated cash needs for at least a year and a day from this filing. We may pursue potential additional financing opportunities.  However, there can be no assurance that we will be able to obtain sufficient additional financing on terms acceptable to us, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in our possible inability to continue as a going concern.

In July 2012, we entered into an exclusive license agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), pursuant to which we granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to our intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's Animal Health Assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by us, or (e) in the Licensee's discretion, if we become insolvent.  The License Agreement is also terminable by us if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges our ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by Washington University in St. Louis ("WU"). Under the terms of an exclusive license agreement ("WU License Agreement"), a portion of license fees and royalties we receive from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at March 31, 2017.

Under the License Agreement, as of March 31, 2017, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,919,000 and generated approximately $1,749,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under a short-term lease agreement that provide storage space.

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

Operating Activities

Net cash consumed by operating activities was $1,664,000, consisting of $1,002,000 from continuing operations and $662,000 from discontinued operations during the three months ended March 31, 2017. Cash was consumed from continuing operations by the loss of $1,007,000, less non-cash items of $129,000 consisting of stock-based compensation totaling $133,000, depreciation, amortization and non-cash charges totaling $20,000, net of amortization of license fees totaling $24,000. Increases in prepaid and other current assets of $63,000 used cash, primarily related to routine changes in operating activities.  There was a net $190,000 decrease in accounts payable and accrued expenses in the three months ended March 31, 2017, primarily due to the payment of 2016 litigation settlement in early 2017.

Net cash consumed by operating activities was $1,903,000 during the three months ended March 31, 2016. Cash was generated by a net income of $560,000, less non-cash expenses of $201,000 for stock-based compensation, depreciation and amortization, and impairment of patent costs, offset by the gain on sale of property and equipment of $1,919,000 and amortization of license fees totaling $24,000. Decreases in prepaid and other current assets of $69,000 provided cash, primarily related to routine changes in operating activities.  There was a $789,000 decrease in accounts payable and accrued expenses in the three months ended March 31, 2016, primarily due to the payment of 2015 accrued incentives in early 2016, and a reduction in overall expenses due to the wind down of activities for our previous area of focus, the APPY1 Test.

Investing Activities

Net cash inflows from investing activities provided cash of $7,493,000, consisting of $7,495,000 from continuing operations and a cash outflow of $2,000 from discontinued operations during the three months ended March 31, 2017. Sales of marketable securities investments totaling approximately $7,507,000 provided cash.  A $12,000 use of cash was attributable to additional costs incurred from patent filings.

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

Financing Activities

Net cash inflows from financing activities provided $623,000 during the three months ended March 31, 2017 consisting of $706,000 from the sale of common stock and warrants net of $83,000 in scheduled payments under debt agreements.

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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in no patent impairment charges written off during the three month period ended March 31, 2017 and $134,000 net patent impairment charges written off during the three months ended March 31, 2016..

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of March 31, 2017, 100% of the investment portfolio was in cash and cash equivalents with very short-term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2016.

Item 6.     Exhibits

EXHIBIT	DESCRIPTION
10.1	Form of Separation Agreement between Bioptix, Inc. and Stephen Lundy (incorporated by reference to the Registrant's Current Report on Form 8-K, dated April 6, 2017, and filed April 7, 2017).
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
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

Bioptix, Inc. (Registrant)

Dated: May 15, 2017
/s/ Michael Beeghley
Michael Beeghley, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeffrey G. McGonegal
Dated: May 15, 2017	Jeffrey G. McGonegal, Chief Financial Officer (Principal Financial and Accounting Officer)