Form 10-Q
period 2017-06-30
Bioptix, Inc.
filed 2017-08-11
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of no par value common stock outstanding as of August 11, 2017 was 5,403,919.

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

PART I — FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements
Bioptix, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Reclassified)
ASSETS
Current assets (Note 1):
Cash and cash equivalents	$11,933,573	$5,529,848
Short-term investments	-	7,506,761
Prepaid expenses and other current assets	51,741	219,991
Current assets of discontinued operations (Note 2)	1,076	486,890

Total current assets	11,986,390	13,743,490

Property and equipment, net (Note 3)	4,587	5,538

Other long term assets, net (Note 4)	915,687	938,038

Noncurrent assets of discontinued operations (Note 2)	-	2,353,749

Total assets	$12,906,664	$17,040,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$239,403	$253,817
Accrued compensation	6,726	1,520
Accrued expenses	242,631	304,675
Notes and other obligations, current portion (Note 5)	-	139,611
Deferred revenue, current portion (Note 8)	96,698	96,698
Current liabilities of discontinued operations (Note 2)	264,082	258,819

Total current liabilities	849,540	1,055,140

Private placement notes held in escrow – representing 2% Convertible Notes Payable amounting to $4,750,000 and 1,900,000 warrants, all net of $4,750,000 of proceeds held in escrow (Note 6)	-	-
Accrued interest (Note 6)	27,589	-
Deferred revenue, less current portion (Note 8)	1,016,967	1,065,316

Total liabilities	1,894,096	2,120,456

Commitments and contingencies (Notes 6, 8 and 9)

Stockholders' equity (Notes 6 and 7):
Common stock, no par value, 60,000,000 shares authorized; shares issued and outstanding
5,392,503 (2017) and 4,503,971 (2016)	126,533,391	124,775,635
Accumulated deficit	(115,520,823)	(109,855,276)

Total stockholders’ equity	11,012,568	14,920,359

Total liabilities and stockholders' equity	$12,906,664	$17,040,815

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30,
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016

Other revenue – fee (Note 8)	$24,174	$24,174	$48,349	$48,349

Operating expenses:
Selling, general and administrative	1,062,540	822,835	2,097,193	1,852,961
Research and development	27,658	73,085	45,350	445,671

Total operating expenses	1,090,198	895,920	2,142,543	2,298,632

Operating loss from continuing operations	(1,066,024)	(871,746)	(2,094,194)	(2,250,283)

Other income (expense):
Gain on sale of property and equipment (Note 3)	-	912	-	1,920,273
Interest expense	(24,065)	(148)	(28,899)	(25,746)
Investment income	26,124	35,107	52,344	79,392

Total other income (expense)	2,059	35,871	23,445	1,973,919

Loss from continuing operations	(1,063,965)	(835,875)	(2,070,749)	(276,364)

Discontinued operations (Note 2):
Loss from operations	(332,843)	-	(975,479)	-
Escrow forfeiture gain (Note 6)	134,812	-	134,812	-
Impairment (loss)	(49,775)	-	(2,754,131)	-
Total loss from discontinued operations	(247,806)	-	(3,594,798)	-
Net loss	$(1,311,771)	$(835,875)	$(5,665,547)	$(276,364)

Basic and diluted net loss per share (Note 1)
Continuing operations	$(0.21)	$(0.22)	$(0.43)	$(0.07)
Discontinued operations	(0.05)	-	(0.74)	-
Basic and diluted net loss per share (Note 1)	$(0.26)	$(0.22)	$(1.17)	$(0.07)

Basic and diluted weighted average number of shares outstanding (Note 1)	5,103,739	3,876,961	4,852,855	3,876,961

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2017	2016
Cash flows from operating activities:
Continuing operations:
Net (loss)	$(5,665,547)	$(276,364)
(Loss) from discontinued operations	(3,594,798)	-
(Loss) from continuing operations	(2,070,749)	(276,364)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Stock-based compensation for services	271,054	224,272
Depreciation and amortization	37,767	46,031
Amortization of license fees	(48,349)	(48,350)
Other non-cash (credits) charges	-	168,077
Gain on sale of property and equipment	-	(1,920,273)
Change in:
Prepaid expenses and other current assets	166,749	193,930
Accounts payable	(14,414)	(506,465)
Accrued compensation	5,206	(436,465)
Accrued expenses	(34,455)	9,531
Net cash (used in) operating activities of continuing operations	(1,687,191)	(2,546,076)
Net cash (used in) operating activities of discontinued operations	(888,787)	-
Net cash (used in) operating activities	(2,575,978)	(2,546,076)

Cash flows from investing activities:
Continuing operations:
Purchases of short-term investments	-	(10,149,937)
Proceeds from sales of short-term investments	7,506,761	13,612,516
Proceeds from sale of property and equipment	-	1,749,484
Purchases of patent and trademark application costs	(12,965)	(14,378)
Net cash provided by investing activities of continuing operations	7,493,796	5,197,685
Net cash provided by investing activities of discontinued operations	4,004	-
Net cash provided by investing activities	7,497,800	5,197,685

Cash flows from financing activities:
Continuing operations:
Net proceeds from issuance of common stock, net of $336,476 in offering expenses	1,913,509	-
Redemption of equity rights	(291,995)	-
Repayment of notes payable and other obligations	(139,611)	(174,083)

Net cash provided by (used in) financing activities of continuing operations	1,481,903	(174,083)

Net increase in cash and cash equivalents	6,403,725	2,477,526

Cash and cash equivalents at beginning of period	5,529,848	2,012,283

Cash and cash equivalents at end of period	$11,933,573	$4,489,809

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,571	$31,362
Supplemental disclosure of investing information:
Liability payoffs upon property sale	$-	$2,064,758

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Bioptix, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)
INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Bioptix, Inc. (the "Company,"  "we," or "Bioptix") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2017 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended June 30, 2017 are not necessarily an indication of operating results for the full year.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2017, the Company had approximate balances of cash and cash equivalents of $11,934,000, working capital of $11,137,000, total stockholders' equity of $11,013,000 and an accumulated deficit of $115,521,000. To date, the Company has in large part relied on equity financing to fund its operations.

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

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as professional and other associated expenses in connection with possible strategic considerations, evaluations and transactions, additional costs associated with the exit of operations of the Company's subsidiary BDI may be incurred, and public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its currently estimated cash needs for at least a year and a day from this filing, subject to any possible strategic transactions. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.
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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Historically, the purpose of the investments has been to fund research and development, product development, FDA clearance-related activities and general corporate purposes. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of June 30, 2017, 100% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet.

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

The composition of trading securities is as follows at December 31, 2016:

	December 31, 2016
	Cost	Fair Value
Certificates of deposit / commercial paper	$2,378,222	$2,373,891

Corporate bonds	5,138,182	5,132,870

Total trading securities	$7,516,404	$7,506,761

Investment income for the six months ended June 30, 2017 and 2016 consists of the following:

	2017	2016
Interest income	$49,225	$64,550

Realized (losses)	(21)	(2,893)

Unrealized gains	11,575	29,089

Management fee expenses	(8,435)	(11,354)

Net investment income	$52,344	$79,392

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of short-term investments as of June 30, 2017 and December 31, 2016.

The carrying amounts of the Company's financial instruments (other than short-term investments as discussed above) approximate fair value because of their variable interest rates and/or short maturities combined with the recent historical interest rate levels.

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

Goodwill:

The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its evaluation, that the goodwill associated with the BDI acquisition was impaired and was written off during the six months ended June 30, 2017. The accumulated goodwill amortization of $60,712 arose prior to January 1, 2002 when the FASB revised the policy for goodwill amortization.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting ("ASU 2016-09"), which amends guidance issued in Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted ASU 2016-09 as of January 1, 2017. The principal impact was that to the extent a tax benefit or expense from stock compensation arises it will be presented in the income tax line of the Statement of Operations rather than the current presentation as a component of equity on the Balance Sheet. Also the tax benefit or expense will be presented as activity in Cash Flow from Operating Activity rather than the current presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company continues to estimate forfeitures of stock grants as allowed by ASU 2016-09.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation: Scope of modification accounting".  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including during an interim period for which financial statements have not yet been made available for issuance.  The amendments should be applied prospectively to an award modified on or after the adoption date.  The Company is currently evaluating the impact that the adoption of ASU 2017-09 will have on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

Basic net earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, excluding any nonvested restricted common shares. Diluted net earnings (loss) per share reflect the potential dilution of securities that could share in the Company's earnings (loss).  The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share for the periods ended June 30, 2017 and 2016. Outstanding stock options, warrants and other dilutive rights are not considered in the calculation, as the impact of the potential common shares (totaling approximately 1,500,000 shares and 966,000 shares for each of the six month periods ended June 30, 2017 and 2016, respectively) would be anti-dilutive. For the six months ended June 30, 2017 the dilutive rights held in escrow from the March 2017 private placements totaling approximately 3,811,000 share rights, respectively from the convertible notes financings are also not considered in the calculation, as the impact would be anti-dilutive.

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

The unaudited supplemental pro forma information for the six months ended June 30, 2016, as if the BDI acquisition had occurred as of January 1, 2016, would have reflected total revenue of $174,000, net loss of $2,102,000 and loss per share of $0.47. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect the pro forma results of operations as if the acquisition had occurred as of the beginning of the periods presented, such as increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

As of December 31, 2016 inventories, included with current assets of discontinued operations, totaled approximately $416,000, consisting of $188,000 in raw materials and $228,000 in finished goods, all associated with the BDI operations. As of June 30, 2017 no inventories were on hand.

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

The Company's historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Assets and liabilities related to the discontinued operations of BDI are approximately as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Current assets:
Accounts receivable	$1,000	$5,000
Inventories	-	416,000
Prepaid expenses	-	66,000
Total current assets	$1,000	$487,000

Equipment and furnishings, net	$-	$36,000
Intangible assets, net	-	2,281,000
Deposit	-	37,000
Total noncurrent assets	$-	$2,354,000

Current liabilities:
Accounts payable	$99,000	$174,000
Accrued expenses	28,000	85,000
Deferred revenue	137,000	-
Total current liabilities	$264,000	$259,000

Summarized results of the discontinued operation are as follows for the three and six months ended June 30, 2017:

	Three Months	Six Months

Sales	$17,000	$30,000
Cost of sales	3,000	5,000
Gross margin	14,000	25,000
Operating expenses	347,000	1,001,000
Operating loss	(333,000)	(976,000)
Escrow forfeiture gain	135,000	135,000
Impairment (loss)	(50,000)	(2,754,000)

Loss from discontinued operations	$(248,000)	$(3,595,000)

Included in the impairment loss recognized on the discontinuance of BDI are impairment losses recognized on inventories of $453,000, equipment and furnishings of $29,000, identifiable intangible assets of $1,833,000, goodwill of $430,000, and $9,000 from all other items, all associated with the assets and operations of BDI.  Additional costs associated with the exit of operations of the Company's subsidiary BDI may be incurred as strategic options for BDI are evaluated.

Note 3. Property and equipment:

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016

Office and computer equipment	$114,309	$116,510
Less accumulated depreciation	109,722	110,972
	$4,587	$5,538

Depreciation expense totaled approximately $500 and $400, and $1,000 and $800, for the three and six month periods ended June 30, 2017 and 2016, respectively.  Depreciation and amortization expenses also included $1,500 and $9,000, for the six month periods ended June 30, 2017 and 2016, respectively, on short-term assets included with prepaid expenses.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party for a purchase price of approximately $4,053,000. The sale resulted in a gain of approximately $1,920,000 and generated approximately $1,749,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under a short-term lease agreement that provides storage space.

Note 4.  Other long-term assets:

Other long-term assets consisted of the following as of June 30, 2017 and December 31, 2016:

	Beginning Balance (December 31, 2016)	Additions	Impairments	Ending Balance (June 30, 2017)

Cost:
Patents	$1,032,982	$12,965	$—	$1,045,947
Goodwill	447,951	—	—	447,951
Total	1,480,933	12,965	—	1,493,898

Accumulated Amortization:
Patents	(482,183)	(35,316)	—	(517,499)
Goodwill	(60,712)	—	—	(60,712)
Total	(542,895)	(35,316)	—	(578,211)

Net Other Long Term Assets	$938,038	$(22,351)	$—	$915,687

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $71,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives for impairment upon significant changes in the Company's business environment. The testing resulted in no patent impairment for the three and six months ended June 30, 2017 and $34,000 and $168,000, for the three and six months ended June 30, 2016, respectively. The impairment charges are related to the Company's ongoing analysis of which specific country patents in its portfolio are determined as potentially worth pursuing.

Note 5. Notes and Other Obligations:

Notes and other obligations consisted of short-term installment obligations, arising primarily from insurance premium financing programs bearing interest at 4.5%, with outstanding balances of zero and $139,611, as of June 30, 2017 and December 31, 2016, respectively.

Mortgage notes:

Prior to the February 2016 sale of the corporate headquarters, the Company had a permanent mortgage on its land and building. The mortgage was held by a commercial bank and included a portion guaranteed by the U. S. Small Business Administration ("SBA").  The loan was collateralized by the real property and the SBA portion was also personally guaranteed by a former officer of the Company. The commercial bank loan terms included a payment schedule based on a fifteen year amortization, with a balloon maturity at five years. The commercial bank portion had an interest rate fixed at 3.95%, and the SBA portion bore interest at the rate of 5.86%.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land and building, and also paid off its mortgage obligations.  See Note 3.

Note 6. Stockholders' equity:

Restricted common stock award:

During the six months ended June 30, 2017, 197,000 restricted shares were granted to Directors and Officers, of which 40,000 were terminated upon the individuals separation from the Company and 21,333 restricted common shares were vested as of June 30, 2017 (see Note 7).

Private placement offerings:

In March 2017, the Company completed private placements totaling $7,000,000. Included was a common stock unit financing for $2,250,000 with certain accredited investors. The common stock unit offering totaled 900,000 units, of which 400,000 units for $1,000,000 was released to the respective parties in March 2017, and the balance of 500,000 units for $1,250,000 was released in May 2017, less a total of $336,491 of offering expenses.  The common stock offering sold units (the "Units") at a purchase price of $2.50 per Unit. Each Unit consists of one share of the Company's common stock and a three-year warrant to purchase one share of the Company's common stock at an exercise price of $3.50 per share. The Company also closed on a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds are in escrow pending successful completion of release conditions.  Following release from escrow, the notes shall be convertible into shares of common stock at an initial conversion price of $2.50 per share. Warrants to purchase 1,900,000 shares of the Company's common stock at an initial exercise price of $3.56 per share were also issued with the convertible note financing. Pursuant to the terms of the convertible note purchase agreements, the Company has filed a proxy to hold a special meeting of its shareholders to among other provisions, approve the terms of the offering and authorize preferred stock, all as specified in the agreements.

The convertible note financing, held in escrow, has been reflected in the accompanying June 30, 2017, consolidated balance sheet at the face amount of the securities issued and held in escrow less the cash received for those securities, which is also held in escrow.   When the release conditions have been met, the cash and convertible notes will be reflected gross at their carrying amounts, net of any discounts.

In addition, since the warrants given with the convertible note financings are also held in escrow pending the release conditions, their issuance is contingent upon satisfaction of release conditions, as defined in the agreements.  Accordingly, they will be valued and financing proceeds will be allocated to them at the time the contingency is resolved.  Any beneficial conversion feature resulting from the allocation of proceeds among the convertible notes and warrants will also be recorded at that time.

The convertible notes accrue interest at 2% per annum commencing with their execution and as a result, the Company has recorded interest expense of approximately $23,700 during the three months ended June 30, 2017 and $27,600 during the six months ended June 30, 2017, respectively, and accrued interest of approximately $27,600 is included in the accompanying consolidated balance sheet as of June 30, 2017.

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

Common stock escrow forfeiture:

During the six months ended June 30, 2017, under an agreement between the Company and one of the selling shareholders from the Company’s 2016 acquisition of BDI, rights to 32,801 common shares held in escrow on behalf of the selling shareholder were waived by the shareholder and returned to the Company where they were cancelled. Under the agreement each party mutually released each other from any and all claims that might relate to or arise from the acquisition of BDI.  As a result of this cancellation, the $134,812, estimated value of the common shares, based upon $4.11 per share, was recorded as a gain in the BDI discontinued operations and a reduction in common stock.

Equity rights terminations:

During the six months ended June 30, 2017, the Company negotiated and executed agreements with holders of stock rights (stock options and restricted shares) to have such holders waive their rights to the stock rights in exchange for a one time cash payment. The majority of the holders had previously terminated from the Company or the agreements were made as part of separation agreements upon the individuals’ termination from the Company.   Under the agreements, a total of 532,911 rights were forfeited, consisting of; 494,578 stock options under the Company's 2002 Stock Incentive Plan, 37,500 non-qualified options issued outside of the Plan and 833 restricted common shares. The total consideration under the agreements was $299,500.  For financial reporting purposes the amounts paid to each holder was compared to the fair value of the stock rights forfeited using a Black-Scholes valuation and to the extent the amount paid exceeded the value of the stock rights forfeited, the payment amount was charged to stock-based compensation. For purposes of the Black-Scholes valuation, the Company assumed a dividend yield of 0%, expected price volatility of 49% to 99% risk free interest rates of 0.8% to 2.3% and expected terms based upon the remaining lives of the instruments. Of the total amount paid, $291,995 was charged to stockholders’ equity and $7,505 was charged to stock-based compensation.

Note 7. Stock based compensation, options and warrants:

Stock based compensation:

The Company recognized total expenses for stock-based compensation during the three and six months ended June 30, 2017 and 2016 which are included in the accompanying statements of operations, from the following categories:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016

Restricted stock awards under the Plan	$57,745	$—	$88,176	$—
Stock option awards under the Plan	31,452	176,388	95,258	224,272
Non-qualified stock option awards	48,814	—	87,620	—

Total stock-based compensation	$138,011	$176,388	$271,054	$224,272

Restricted stock awards:
A summary of the Company’s restricted stock activity in the six months ended June 30, 2017 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Total restricted shares
Outstanding at January 1, 2017	-	$-
Granted	197,000	3.26
Forfeited	(40,000)	3.13
Outstanding at June 30, 2017	157,000	$3.30
Total vested restricted shares
Outstanding at January 1, 2017	-	$-
Vested	22,166	3.14
Forfeited	(833)	3.13
Vested at June 30, 2017	21,333	$3.14

During the six months ended June 30, 2017, the Company granted 177,000 restricted shares to members of its Board of Directors and 20,000 restricted shares to an officer. Upon the separation of two Directors, 40,000 restricted shares were subsequently forfeited, including 833 restricted shares that were re-acquired by the Company as part of the equity rights terminations (see Note 6). The weighted-average fair value of restricted shares granted during the six months ended June 30, 2017 was $3.26 per share based upon the share price as of the date of grant. The total fair value of restricted stock granted during the six months ended June 30, 2017 was approximately $643,200.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over their respective vesting periods, generally twenty-four months. As of June 30, 2017, there was approximately $435,200 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.6 years.

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

During the six months ended June 30, 2017 and 2016, respectively, no options were exercised.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the six months ended June 30, 2017 and 2016 as follows:

	2017	2016

Dividend yield	0%	0%
Expected price volatility	101%	99%
Risk free interest rate	1.92%	1.20%
Expected term	5 years	5 years

A summary of activity under the Plan for the six months ended June 30, 2017 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	566,747	$20.46
Granted	20,000	4.02
Exercised	-	-
Forfeited	(495,414)	22.98
Outstanding at June 30, 2017	91,333	$3.16	7.3	$84,290

Exercisable at June 30, 2017	59,000	$2.93	6.1	$68,070

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2017.

During the six months ended June 30, 2017, 20,000 options were issued to a director under the Plan, exercisable at $4.02 per share with a grant date fair value of $3.04 per share. The options expire ten years from the date of grant and vest monthly over a period of 24 months in arrears.

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

During the six months ended June 30, 2017, a total of 495,414 options granted under the Plan were forfeited as part of the equity rights terminations (see Note 6). Of the total, 438,414 options were vested, exercisable at an average exercise price of $25.59 and 57,000 were unvested, exercisable at an average exercise price of $2.92. During the six months ended June 30, 2016, a total of 25,445 options that were granted under the Plan were forfeited, of which 21,825 were vested and 3,620 were unvested. The vested options were exercisable at an average of $39.81 per share and the unvested options were exercisable at an average of $15.13 per share.

The total fair value of stock options granted to employees and directors that vested and became exercisable during the six months ended June 30, 2017 and 2016, was approximately $103,000 and $271,000, respectively.   Based upon the Company’s experience, approximately 80% of the outstanding nonvested stock options, or approximately 26,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the six months ended June 30, 2017 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	97,738	$3.51	$2.58
Granted	20,000	4.02	3.04
Vested	(28,405)	5.00	3.62
Forfeited	(57,000)	2.92	2.16

Nonvested at June 30, 2017	32,333	$3.58	$2.70

At June 30, 2017, based upon employee and director options granted under the Plan to that point, there was approximately $63,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 1.3 years.

Other common stock purchase options and warrants:

As of June 30, 2017, in addition to the Plan options discussed above, the Company had outstanding 1,272,929 non-qualified options and warrants in connection with warrants issued with offerings and options issued to certain employees, hired in connection with the Company's acquisition of BDI that were not issued under the Plan.

During the six month periods ended June 30, 2017 and 2016 no options were granted outside of the Plan.  Operating expenses for the three and six months ended June 30, 2017 included $48,814 and $87,620, respectively, related to stock-based compensation and the three and six months ended June 30, 2016 did not include any value related to stock-based compensation of non-qualified options and warrants.

In March 2017, the Company completed a $2.25 million private placement of securities and in connection with that offering, granted investors in the offering warrants which are classified as equity, exercisable after six-months, to purchase a total of 900,000 shares of common stock at an exercise price of $3.50 per share and expiring in May 2020 (see Note 6).

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the six months ended June 30, 2017:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	527,003	$13.36
Granted	900,000	3.50
Exercised	-	-
Forfeited	(154,074)	19.68

Outstanding at June 30, 2017	1,272,929	$5.58	2.3	$526,500

Exercisable at June 30, 2017	372,929	$10.59	0.4	$4,500

During the six months ended June 30, 2017 and 2016, no warrants were exercised.  Included at June 30, 2017 in the 1,272,929 total outstanding options are 1,257,929 non-compensatory rights, exercisable at an average of $5.60 per common share, expiring through March 2020, granted in connection with public offerings, and 15,000 rights exercisable at an average of $3.78 per common share, expiring July 31, 2017, issued under compensatory arrangements.

During the six months ended June 30, 2017, a total of 154,074 options that were granted outside of the Plan were forfeited.  Of the total forfeited, 45,000 lapsed due to the individuals’ terminations from the Company, all of which were unvested. The unvested options were exercisable at an average of $3.78 per share. An additional 71,574 expired under their terms. The remaining 37,500, which were forfeited resulted from negotiated payments made to each holder to waive their rights to the outstanding options (See Note 6).
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2017.

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

In July 2012, the Company entered into an Exclusive License Agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), pursuant to which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Bioptix receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at June 30, 2017.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone ("LH") and/or follicle-stimulating hormone ("FSH") products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.

Under the License Agreement, as of June 30, 2017, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, "Accounting for Collaborative Arrangements."  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue currently totaling a net of approximately $1,556,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of June 30, 2017, deferred revenue of $96,698 has been classified as a current liability and $1,016,967 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the amortizable milestone revenue. During each of the six months ended June 30, 2017 and 2016, $48,349 was recorded as the amortized license fee revenue arising from the Ceva License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to June 30, 2017	(442,635)
Net deferred revenue balance at June 30, 2017	$1,113,665

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

Note 9.  Commitments and contingencies:

Commitments:

The Company's subsidiary, BDI, had a lease commitment on its office and laboratory space that was scheduled to expire March 31, 2018, requiring future non-cancellable lease payments of approximately $233,000 for the remainder of its term. During May 2017, an agreement with the subsidiary's landlord was reached to terminate the lease by surrendering the facility in May 2017, making a prepayment of rent through July 31, 2017 and surrendering of the $37,000 lease deposit. Total rent expense for the six months ended June 30, 2017 totaled approximately $229,000 which included payment of the early termination fee and the surrender of the $37,000 lease deposit. The Company’s rent expense for the six months ended June 30, 2016 was immaterial.

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

As of June 30, 2017, the Company has an employment agreement with one officer providing aggregate annual minimum commitments totaling approximately $272,000.  The agreements contain customary confidentiality and benefit provisions.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2017, the Company had approximate balances of cash and cash equivalents of $11,934,000, working capital of $11,137,000, total stockholders' equity of $11,013,000 and an accumulated deficit of $115,521,000. To date, the Company has in large part relied on equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with the exit of the BDI operations and public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least a year and a day from this filing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

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

NASDAQ listing:

On April 10, 2017, the Company was notified by The NASDAQ Stock Market, LLC of its failure to comply with Nasdaq Listing Rule 5605 (the "Rule") which requires that the Company's audit committee be comprised of at least three independent directors, as defined under the Rule. On May 5, 2017, the Company appointed a new independent director to the Board of Directors and to the Company’s audit committee, which resulted in the Company regaining compliance with the Rule.

Results of Operations

Comparative Results for the Six Months Ended June 30, 2017 and 2016

During each of the six month periods ended June 30, 2017 and 2016, $48,000 of license payments under the Exclusive License Agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”) was recognized as revenue.   See further discussion regarding the License Agreement below under the heading “Liquidity and Capital Resources.”

Selling, general and administrative expenses in the six months ended June 30, 2017 totaled $2,097,000, which is an approximately $244,000, or 13%, increase as compared to the 2016 period. Compensation related expenses increased by approximately $526,000 due to separation and retention payments made during the 2017 period. Stock based compensation also increased by approximately $49,000 for the six months ended June 30, 2017, as compared to the 2016 period due to additional equity rights being granted to directors and officers. Legal and accounting expenses increased by $290,000 for the 2017 period due to additional legal services on various matters and costs associated with a change in audit firms. A decrease in strategic evaluation costs of approximately $456,000 related to the completion of strategic evaluations in 2016. Commercialization and marketing related expenses decreased by approximately $84,000 in the 2017 period as the Company had substantially wound down APPY1 commercialization activities in 2016.  A decrease of $81,000 in general operating expenses was due to the winding down of operations combined with the sale of Company’s facility in 2016.

Research and development expenses in the six months ended June 30, 2017 totaled $45,000, which is an approximately $400,000, or 90%, decrease as compared to the 2016 period. Substantially all of the decrease was due to winding down development and commercialization of APPY2 and APPY1 operations that had ceased in 2016.

Interest expense for the six months ended June 30, 2017 totaled $29,000, compared to $26,000 in the 2016 period.  The interest expense in the 2017 period primarily related to the convertible note offering in March 2017, and in 2016 primarily related to the mortgage loans on the building that was paid off in the first quarter of 2016 upon the building’s sale. For the six months ended June 30, 2017, the Company recorded investment income of approximately $52,000, compared to investment income of $79,000 in the 2016 period, with the difference resulting from an average lower invested balance of funds.

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

No income tax benefit was recorded on the net loss for the six months ended June 30, 2017 and 2016, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended June 30, 2017 and 2016

During the three month periods ended June 30, 2017 and 2016, $24,000 in each period, of license payments under the License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended June 30, 2017 totaled $1,063,000, which is approximately $240,000, or 29%, increase as compared to the 2016 period. Compensation related expenses increased by approximately $354,000 due to separation and retention payments made during the 2017 period. Legal and accounting expenses increased by $145,000 for the 2017 period due to additional legal services on various matters and costs associated with a change in audit firms. A decrease in strategic evaluation costs of approximately $160,000 related to the completion of strategic evaluations in 2016. Stock based compensation decreased by approximately $38,000 for the three months ended June 30, 2017, as compared to the 2016 period due to less equity rights being granted to directors and officers. Commercialization and marketing related expenses decreased by approximately $42,000 in the 2017 period as the Company had substantially wound down APPY1 commercialization activities in 2016.  A decrease of $18,000 in general operating expenses was due to the winding down of operations combined with the sale of Company’s facility in 2016.

Research and development expenses in the three months ended June 30, 2017 totaled $28,000, which is approximately a $45,000, or 62%, decrease as compared to the 2016 period. This decrease resulted from the wind down activities of development and manufacturing activities from our previous area of focus, the APPY1 Test, in 2016, combined with lower animal health related expenses in 2017.

Interest expense for the three months ended June 30, 2017, totaled approximately $24,000 compared to virtually nil in the 2016 period. The interest expense in the 2017 period primarily related to the convertible note offering in March 2017.

Liquidity and Capital Resources

At June 30, 2017, we had working capital of $11,137,000, which included cash and cash equivalents of $11,934,000.  We reported a net loss of $5,666,000, consisting of a net loss from continuing operations of $2,071,000 and a net loss from discontinued operations of $3,595,000, during the six months ended June 30, 2017.  The net loss from continuing operations included $261,000 in non-cash items consisting of stock-based compensation totaling $271,000, depreciation and amortization totaling $38,000, net of amortization of license fees totaling $48,000.

In March 2017 we entered into private placement agreements, under which during the six months ended June 30, 2017, we received gross proceeds before offering expenses of $2,250,000 from the sale of 900,000 shares of common stock, including the issuance of 900,000 warrants.

In March 2017, the Company also closed on a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds are in escrow pending successful completion of release conditions, which are outside the control of the Company.

During the six months ended June 30, 2017, the Company negotiated and executed agreements with holders of stock rights (stock options and restricted shares) to have such holders waive their rights to the stock rights in exchange for a one time cash payment.  Under the agreements, a total of 532,911 rights were forfeited, consisting of; 494,578 stock options under the Company's 2002 Stock Incentive Plan, 37,500 non-qualified options issued outside of the Plan and 833 restricted common shares. The total consideration under the agreements was $299,500. Of the total paid, $291,995 was charged to stockholders’ equity and $7,505 was charged to stock-based compensation.

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

In July 2012, we entered into an exclusive license agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), pursuant to which we granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to our intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's Animal Health Assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by us, or (e) in the Licensee's discretion, if we become insolvent.  The License Agreement is also terminable by us if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges our ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by Washington University in St. Louis ("WU"). Under the terms of an exclusive license agreement ("WU License Agreement"), a portion of license fees and royalties we receive from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at June 30, 2017.

Under the License Agreement, as of June 30, 2017, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Operating Activities

Net cash consumed by operating activities was $2,576,000, consisting of $1,687,000 from continuing operations and $889,000 from discontinued operations during the six months ended June 30, 2017. Cash was consumed from continuing operations by the loss of $2,071,000, less non-cash items of $261,000 consisting of stock-based compensation totaling $271,000, depreciation and amortization totaling $38,000, net of amortization of license fees totaling $48,000. Decreases in prepaid and other current assets of $167,000 provided cash, primarily related to reductions in operating activities.  There was a net $44,000 decrease in accounts payable and accrued expenses in the six months ended June 30, 2017, primarily due to reductions in operating activities and the payment of 2016 litigation settlement accrual in early 2017.

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

Investing Activities

Net cash inflows from investing activities provided cash of $7,498,000, consisting of $7,494,000 from continuing operations and a cash inflow of $4,000 from discontinued operations during the six months ended June 30, 2017. Sales of marketable securities investments totaling approximately $7,507,000 provided cash.  A $13,000 use of cash was attributable to additional costs incurred from patent filings.

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

Financing Activities

Net cash inflows from financing activities provided $1,482,000 from continuing operations, during the six months ended June 30, 2017 consisting of net proceeds of $1,914,000 from the sale of common stock and warrants, net of $140,000 in scheduled payments under debt agreements, and net of $292,000 consumed from the option termination payments.

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

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in no patent impairment charges written off during the six month period ended June 30, 2017 and $168,000 net patent impairment charges written off during the six months ended June 30, 2016.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of June 30, 2017, 100% of the investment portfolio was in cash and cash equivalents with very short-term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2017.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2016.

Item 6.     Exhibits

EXHIBIT	DESCRIPTION
10.1	Form of Separation Agreement between Bioptix, Inc. and Stephen Lundy (incorporated by reference to the Registrant's Current Report on Form 8-K, dated April 6, 2017, and filed April 7, 2017).
10.2	Form of Separation Agreement between Bioptix, Inc. and Richard J. Whitcomb (incorporated by reference to the Registrant's Current Report on Form 8-K, dated and filed June 15, 2017).
10.3	Form of Retention Agreement between Bioptix, Inc. and Jeffrey McGonegal (incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 30, 2017, and filed July 3, 2017).
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
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

Bioptix, Inc. (Registrant)

Dated: August 11, 2017
/s/ Michael Beeghley
Michael Beeghley, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeffrey G. McGonegal
Dated: August 11, 2017	Jeffrey G. McGonegal, Chief Financial Officer (Principal Financial and Accounting Officer)