Form 10-K/A
period 2016-12-31
Bioptix, Inc.
filed 2017-08-15
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File No. 001-333675

BIOPTIX, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

834-F South Perry Street, Suite 443
Castle Rock, Colorado 80104
(Address of principal executive office)

Registrant’s telephone number, including area code (303) 794-2000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001	NASDAQ Capital Market
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Y es ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑     No  ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2016, computed by reference to the closing price on that date was $13,602,000.

The outstanding number of shares of common stock as of April 20, 2017 was 5,410,013.

BIOPTIX, INC.
ANNUAL REPORT ON FORM 10-K/A
EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this "Amendment No. 2") amends the Annual Report on Form 10-K of Bioptix, Inc. (the "Company" or "we" or "us"), for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “Original Filing”) as originally amended on Form10-K/A filed with the SEC on April 27, 2017 (the “Amendment No.1”). We are filing this Amendment No. 2 to amend and correct the information in Amendment No. 1 with respect to the number of shares of our common stock outstanding as of April 20, 2017, set forth on the cover page and in Part III, Item 12. In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended, this Amendment No. 2 amends and restates the cover page and Part III, Item 12, in their entirety.

 Except as otherwise provided for herein, the Original Filing and Amendment No. 1 continue to speak as of their originally respective filing dates or as otherwise set forth therein. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and with all subsequent filings of the Company with the SEC.

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

/s/ Michael M. Beeghley
Michael M. Beeghley, Chief Executive Officer (principal executive officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael M. Beeghley	August 15, 2017
Michael M. Beeghley, Chief Executive Officer, Chairman and Director (principal executive officer)

/s/ Jeffrey G. McGonegal	August 15, 2017
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ John R. O'Rourke	August 15, 2017
John R. O'Rourke, Director

/s/ Mike Dai	August 15, 2017
Mike Dai, Director