Form 10-Q
period 2017-09-30
Riot Blockchain, Inc.
filed 2017-11-13
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-33675

Riot Blockchain, Inc.
(Exact name of registrant as specified in its charter)
Nevada	84-1553387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 6th Street, Suite 401 Castle Rock, CO 80104
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

The number of shares of no par value common stock outstanding as of November 13, 2017 was 8,321,137.

RIOT BLOCKCHAIN, INC.

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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Riot Blockchain, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Reclassified)
ASSETS
Current assets (Note 1):
Cash and cash equivalents	$13,139,722	$5,529,848
Short-term investments	-	7,506,761
Prepaid expenses and other current assets	295,059	219,991
Current assets of discontinued operations (Note 9)	11,532	486,890

Total current assets	13,446,313	13,743,490

Property and equipment, net (Note 3)	4,113	5,538

Investment in Coinsquare (Note 2)	3,000,000	-

Other long term assets, net (Note 4)	899,319	938,038

Noncurrent assets of discontinued operations (Note 9)	-	2,353,749

Total assets	$17,349,745	$17,040,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$248,820	$253,817
Accrued compensation	4,659	1,520
Accrued expenses	122,990	304,675
Notes and other obligations, current portion (Note 5)	215,712	139,611
Deferred revenue, current portion (Note 8)	96,698	96,698
Current liabilities of discontinued operations (Note 9)	202,080	258,819

Total current liabilities	890,959	1,055,140

Deferred revenue, less current portion (Note 8)	992,792	1,065,316

Total liabilities	1,883,751	2,120,456

Commitments and contingencies (Notes 6, 8 and 10)

Stockholders' equity (Notes 6 and 7):
Preferred Stock, no par value, 15,000,000 (2017) and 0 (2016) shares authorized; 2,000,000 (2017) and 0 (2016) shares designated as 2% Series A Convertible Stock, 19,194.72 shares issued and outstanding (2017)	4,798,671	-
Common stock, no par value, 170,000,000 (2017) and 60,000,000 (2016) shares authorized; shares issued and outstanding 5,447,792 (2017) and 4,503,971 (2016)	131,490,219	124,775,635
Accumulated deficit	(120,822,896)	(109,855,276)

Total stockholders’ equity	15,465,994	14,920,359

Total liabilities and stockholders' equity	$17,349,745	$17,040,815

 See Accompanying Notes to Unaudited Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statements of Operations
Three and Nine Months Ended September 30,
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016

Other revenue – fee (Note 8)	$24,175	$24,175	$72,524	$72,524

Operating expenses:
Selling, general and administrative	597,018	1,480,141	2,694,211	3,333,102
Research and development	17,658	52,963	63,008	498,634

Total operating expenses	614,676	1,533,104	2,757,219	3,831,736

Operating loss from continuing operations	(590,501)	(1,508,929)	(2,684,695)	(3,759,212)

Other income (expense):
Gain on property and equipment sale (Note 3)	-	13,062	-	1,933,335
Interest expense	(4,773,397)	(2,384)	(4,802,296)	(28,130)
Investment income	30,903	23,639	83,247	103,031

Total other income (expense)	(4,742,494)	34,317	(4,719,049)	2,008,236

Loss from continuing operations	(5,332,995)	(1,474,612)	(7,403,744)	(1,750,976)

Discontinued operations (Note 9):
Income (loss) from operations	30,922	(236,473)	(944,557)	(236,473)
Escrow forfeiture gain (Note 6)	-	-	134,812	-
Impairment (loss)	-	-	(2,754,131)	-
Total income (loss) from discontinued operations	30,922	(236,473)	(3,563,876)	(236,473)
Net loss	$(5,302,073)	$(1,711,085)	$(10,967,620)	$(1,987,449)

Basic and diluted net income (loss) per share (Note 1)
Continuing operations	$(0.99)	$(0.37)	$(1.47)	$(0.45)
Discontinued operations	0.01	(0.06)	(0.71)	(0.06)
Basic and diluted net loss per share (Note 1)	$(0.98)	$(0.43)	$(2.18)	$(0.51)

Basic and diluted weighted average number of shares outstanding (Note 1)	5,401,552	3,999,637	5,037,764	3,918,151

See Accompanying Notes to Unaudited Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2017
(Unaudited)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, January 1, 2017	—	$—	4,503,971	$124,775,635	$(109,855,276)	$14,920,359

Private placement of Common Stock (Note 6)	—	—	900,000	1,913,509	—	1,913,509

Common Shares in escrow forfeited and retired (Note 6)	—	—	(32,801)	(134,812)	—	(134,812)

Equity rights redemption (Note 6)	—	—	—	(291,995)	—	(291,995)

Discount on Convertible Debt arising from values of (Note 6):
Warrants	—	—	—	2,325,151	—	2,325,151
Beneficial conversion feature	—	—	—	2,424,849	—	2,424,849

Preferred Stock issued upon Notes payable conversion (Note 6)	19,194.72	4,798,671	—	—	—	4,798,671

Exercise of stock options	—	—	34,000	98,260	—	98,260

Stock-based compensation issued for services	—	—	42,622	379,622	—	379,622

Net loss for the period	—	—	—	—	(10,967,620)	(10,967,620)

Balance, September 30, 2017	19,194.72	$4,798,671	5,447,792	$131,490,219	$(120,822,896)	$15,465,994

See Accompanying Notes to Unaudited Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)
	2017	2016
Cash flows from operating activities:
Continuing operations:
Net (loss)	$(10,967,620)	$(1,987,449)
(Loss) from discontinued operations	(3,563,876)	(236,473)
(Loss) from continuing operations	(7,403,744)	(1,750,976)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of discount on convertible debt	4,750,000	-
Stock-based compensation for services	379,622	368,459
Depreciation and amortization	55,899	74,098
Amortization of license fees	(72,524)	(72,524)
Other non-cash (credits) charges	-	200,108
Gain on sale of property and equipment	-	(1,933,335)
Change in:
Prepaid expenses and other current assets	192,071	222,474
Accounts payable	(4,997)	(483,410)
Accrued compensation	3,139	(120,775)
Accrued expenses	(133,014)	30,042
Net cash (used in) operating activities of continuing operations	(2,233,548)	(3,465,839)
Net cash (used in) operating activities of discontinued operations	(930,323)	(375,228)
Net cash (used in) operating activities	(3,163,871)	(3,841,067)

Cash flows from investing activities:
Continuing operations:
Purchases of short-term investments	-	(13,818,949)
Proceeds from sales of short-term investments	7,506,761	16,522,853
Investment in Coinsquare	(3,000,000)	-
Proceeds from sale of property and equipment	-	1,799,143
Purchases of patent and trademark application costs	(14,255)	(14,378)
Net cash provided by investing activities of continuing operations	4,492,506	4,488,669
Net cash provided by investing activities of discontinued operations	4,004	16,673
Net cash provided by investing activities	4,496,510	4,505,342

Cash flows from financing activities:
Continuing operations:
Net proceeds from issuance of convertible notes	4,750,000	-
Net proceeds from issuance of common stock, net of $336,491 in offering expenses	1,913,509	-
Net proceeds from exercise of stock options	98,260	-
Redemption of equity rights	(291,995)	-
Repayment of notes payable and other obligations	(192,539)	(229,238)

Net cash provided by (used in) financing activities of continuing operations	6,277,235	(229,238)

Net increase in cash and cash equivalents	7,609,874	435,037

Cash and cash equivalents at beginning of period	5,529,848	2,012,283

Cash and cash equivalents at end of period	$13,139,722	$2,447,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,571	$33,331
Supplemental disclosure of noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	$4,798,671	$-
Liability payoffs upon property sale	$-	$2,064,758

See Accompanying Notes to Unaudited Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Riot Blockchain, Inc., (f/k/a Bioptix, Inc.) (the "Company,"  "we," or "Riot Blockchain") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2017 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended September 30, 2017 are not necessarily an indication of operating results for the full year.

Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc.
Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2017, the Company had approximate balances of cash and cash equivalents of $13,140,000, working capital of $12,555,000, total stockholders' equity of $15,466,000 and an accumulated deficit of $120,823,000. To date, the Company has in large part relied on equity financing to fund its operations.

The recently announced Kairos Global Technology, Inc. (“Kairos”), Tess, Inc., (“TESS”) and goNumerical, Inc. (d/b/a “Coinsquare”) acquisitions, as well as our new name, reflect a new focus (in addition to veterinary and life science oriented businesses of the Company) being pursued by the Company.  The decision to invest in companies exposed to blockchain and digital currency related risks is a strategic decision by the Company.  The Company’s strategy will be to continue to pursue opportunistic investments and controlling positions in these new and emerging technologies which will continue to expose the Company to the numerous risks and volatility associated with this sector.

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

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with our recent and potential future acquisitions and investments, as well as public company and administrative related expenses are incurred and winding-down BDI’s operations. The Company believes its upcoming near-term cash needs relative to the recent acquisitions will be covered by cash acquired in the acquisitions combined with the Company’s available cash. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least a year and a day from this filing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management's strategic plans include the following:

•      continuing to evaluate opportunities for investments in the blockchain and digital currency sector;
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets, including the appendicitis product portfolio; and
•	continuing to implement cost control initiatives to conserve cash.

Note 1.  Significant accounting policies:

Principles of consolidation

The consolidated financial statements of the Company include the accounts of Riot Blockchain and its wholly-owned subsidiary, BDI. Intercompany accounts and transactions have been eliminated in the consolidation.

Investment in affiliate

The Company’s 10.9% investment in Coinsquare is accounted for on the cost method.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. The Company's Board of Directors has approved an investment policy covering the investment parameters to be followed with the primary goals being the safety of principal amounts and maintaining liquidity. The policy provides for minimum investment rating requirements as well as limitations on investment duration and concentrations. Based upon market conditions, the investment guidelines have been tightened to increase the minimum acceptable investment ratings required for investments and shorten the maximum investment term. As of September 30, 2017, 100% of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet.

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

The composition of trading securities is as follows at December 31, 2016:

	December 31, 2016
	Cost	Fair Value
Certificates of deposit / commercial paper	$2,378,222	$2,373,891

Corporate bonds	5,138,182	5,132,870

Total trading securities	$7,516,404	$7,506,761

Investment income for the nine months ended September 30, 2017 and 2016 consists of the following:

	2017	2016
Interest income	$84,177	$101,236

Realized (losses)	(21)	(2,893)

Unrealized gains	11,575	21,501

Management fee expenses	(12,484)	(16,813)

Net investment income	$83,247	$103,031

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of short-term investments as of December 31, 2016.

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

Goodwill:

The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its evaluation, that the goodwill associated with the BDI acquisition was impaired and was written off during the nine months ended September 30, 2017, included as part of the discontinued operations impairment loss.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires a lessee to recognize the lease assets and lease liabilities arising from operating leases in the balance sheet. Qualitative along with specific quantitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting ("ASU 2016-09"), which amends guidance issued in Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted ASU 2016-09 as of January 1, 2017. The principal impact was that to the extent a tax benefit or expense from stock compensation arises it will be presented in the income tax line of the Statement of Operations rather than the current presentation as a component of equity on the Balance Sheet. Also the tax benefit or expense will be presented as activity in Cash Flow from Operating Activity rather than the current presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, excluding any nonvested restricted common shares. Diluted net income (loss) per share reflect the potential dilution of securities that could share in the Company's income (loss).  The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share for the periods ended September 30, 2017 and 2016. Outstanding stock options, warrants and other dilutive rights are not considered in the calculation, as the impact of the potential common shares (totaling approximately 5,474,000 shares and 1,061,000 shares for each of the nine month periods ended September 30, 2017 and 2016, respectively) would be anti-dilutive. For the nine months ended September 30, 2017 the dilutive rights not considered in the calculation, include shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) outstanding that are convertible into 1,919,472 common shares.

For periods when shares of preferred stock are outstanding, the two-class method is used to calculate basic and diluted earnings (loss) per common share since such preferred stock is a participating security under ASC 260 Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to common share after allocation of earnings to participating securities by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share, when applicable, is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

Under the provisions of ASC 260, "Earnings Per Share," basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from income from continuing operations. Dividends during the nine months ended September 30, 2017 were de minimis.

Note 2. Investment in Coinsquare:

As of September 29, 2017, the Company acquired a minority interest for $3,000,000 USD, in Coinsquare, which operates a digital crypto-currency exchange platform operating in Canada.  The Company acquired approximately 10.9% of the voting common stock of Coinsquare. In connection with the investment, the Company also received warrants, expiring May 30, 2018, to acquire shares of common stock of Coinsquare, which if exercised in full by the Company, would result in the Company owning an approximate total of 14.7% of Coinsquare, including the initial investment. The fair value of the warrants were determined to be de minimis. The Company has evaluated the guidance ASC 325-20 Investments – Other, in determining to account for the investment on the cost method since the equity securities are not marketable and do not give us significant influence over Coinsquare.    As of September 30, 2017, the Company considers the fair value of the investment to approximate the cost of the investment due to the proximity of the time of the investment to period end.

Note 3. Property and equipment:

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Office and computer equipment	$114,309	$116,510
Less accumulated depreciation	110,196	110,972
	$4,113	$5,538

Depreciation expense totaled approximately $500 and $800, and $1,400 and $2,700, for the three and nine month periods ended September 30, 2017 and 2016, respectively.  Depreciation and amortization expenses also included $1,500 and $12,000, for the nine month periods ended September 30, 2017 and 2016, respectively, on short-term assets included with prepaid expenses.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party for a purchase price of approximately $4,053,000. The sale and subsequent equipment sales resulted in a gain of approximately $1,933,000 and generated approximately $1,799,000 in net cash after expenses and mortgage payoffs.

Note 4.  Other long-term assets:

Other long-term assets consisted of the following as of September 30, 2017 and December 31, 2016:

	Beginning Balance (December 31, 2016)	Additions	Impairments	Ending Balance (September 30, 2017)

Cost:
Patents	$1,032,982	$14,255	$—	$1,047,237
Goodwill	447,951	—	—	447,951
Total	1,480,933	14,255	—	1,495,188

Accumulated Amortization:
Patents	(482,183)	(52,974)	—	(535,157)
Goodwill	(60,712)	—	—	(60,712)
Total	(542,895)	(52,974)	—	(595,869)

Net Other Long Term Assets	$938,038	$(38,719)	$—	$899,319

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $71,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives for impairment upon significant changes in the Company's business environment. The testing resulted in no patent impairment for the three and nine months ended September 30, 2017 and $32,000 and $200,000, for the three and nine months ended September 30, 2016, respectively. The impairment charges are related to the Company's ongoing analysis of which specific country patents in its portfolio are determined as potentially worth pursuing.

Note 5. Notes and Other Obligations:

Notes and other obligations consisted of short-term installment obligations, arising from insurance premium financing programs bearing interest at approximately 4.5%, with outstanding balances of $215,712 and $139,611, as of September 30, 2017 and December 31, 2016, respectively.

Convertible notes:

In March 2017, the Company completed a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible notes bearing interest at 2% were issued March 16, 2017 and had a balloon payment maturity date of September 16, 2018, when any then outstanding principal and accrued interest, would be due.  The unsecured notes were convertible into shares of the Company’s common stock at the holder’s option or automatically into shares of preferred stock, upon achievement of defined conditions, including shareholder approval of a class of preferred stock, all at an initial conversion price of $2.50 (initially 1,900,000 common shares).  In connection with the financing investors were issued warrants exercisable into a total of 1,900,000 common shares at an exercise price of $3.56, expiring March 15, 2020.  The convertible note financing proceeds were held in escrow pending successful completion of defined release conditions. As of August 18, 2017, the lead investor in the convertible note financing, agreed to waive the release conditions and the cash proceeds and securities were released from escrow. Subsequently, upon the successful completion of conditions specified in the offering documents, and as further described in Note 6, the notes automatically converted into shares of Series A Preferred Stock.  The convertible notes accrued interest at 2% per annum commencing with their execution and the Company recorded interest expense of $48,671 through the date of conversion, which was also exchanged for shares of preferred stock. See Note 6.

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

Note 6. Stockholders' equity:

Articles of Incorporation amendments:

Effective September 19, 2017, the Company changed its state of incorporation from Colorado to Nevada (the “Reincorporation”). In connection with the Reincorporation and as approved by the Company’s shareholders at a special meeting held August 21, 2017 Special Shareholders’ Meeting, the Company’s Articles of Incorporation were amended to increase the number of shares of common stock authorized for issuance to 170,000,000 from 60,000,000.  Additionally, the Articles of Incorporation were amended to authorize 15,000,000 shares of “blank check” preferred stock.

On September 20, 2017, 2,000,000 shares of preferred stock were designated as “2% Series A Convertible Preferred Stock” in connection with the filing of a Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 2% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

Common Share Private Placement offering:

In March 2017, the Company completed a common stock unit financing private placement totaling $2,250,000, with certain accredited investors. The purchase price was $2.50 per unit (the “Units”). Each Unit consisted of one share of the Company's common stock and a three-year warrant to purchase one share of the Company's common stock at an exercise price of $3.50 per share. The fair value of the 900,000 warrants was estimated to be approximately $2,114,000, using the Black-Scholes option-pricing model using the assumptions of a three year term, expected price volatility of 114%, dividend yield of 0% and a risk free interest rate of 1.66%. The Company sold 900,000 units consisting of an aggregate of 900,000 shares of common stock and 900,000 warrants, of which 400,000 units for $1,000,000 were released to the respective parties in March 2017, and the balance of 500,000 units for $1,250,000 were released in May 2017.  The offering net of $336,491 of offering expenses, resulted in proceeds of $1,913,509 recorded as additional equity.

In connection with the private placements, the Company also entered into a Registration Rights Agreement, with the investors as further disclosed with the convertible note private placement offering described below.

Convertible Note Private Placement offering:

In March 2017, the Company completed a 2% convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds were held in escrow pending successful completion of defined release conditions. As of August 18, 2017, the lead investor in the convertible note financing, agreed to waive the release conditions and the cash proceeds and securities were released from escrow. Upon the successful completion of conditions specified in the offering documents, primarily approval by the Company’s shareholders for authorization of preferred shares and approval of the Nasdaq Capital Market (“NASDAQ”), the notes automatically converted into shares of Series A Preferred Stock, convertible into shares of common stock at an initial equivalent conversion price of $2.50 per common share. The specified conditions were successfully completed as of September 20, 2017, resulting in the conversion of $4,750,000 in principal and accrued interest of $48,671 for a total of $4,798,671 worth of convertible notes, exchanged for 19,194.72 shares of Series A Preferred Stock, with a stated value of $250 per share, equaling rights to 1,919,472 shares of common stock. The convertible notes accrued interest at 2% per annum commencing with their execution and the Company recorded interest expense of $48,671 through the date of conversion of the notes.

The Series A Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value ($250.00 per share) of such shares of Series A Preferred Stock, plus all accrued and unpaid dividends, if any, on such shares of Series A Preferred Stock, divided by the conversion price of $2.50, subject to adjustments. The shares of Series A Preferred Stock are subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. Shares of capital stock of the Company shall be junior in rank to all shares of Series A Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company. Each holder of shares of Series A Preferred Stock shall be entitled to receive dividends, which dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in shares of common stock or cash on the stated value of such shares of Series A Preferred Stock at the dividend rate of two percent (2%) per annum, which shall be cumulative and shall continue to accrue and compound monthly whether or not declared. Holders of shares of Series A Preferred Stock, shall be entitled to vote on any proposals voted on by the common shareholders.

Warrants to purchase 1,900,000 shares of the Company's common stock at an initial exercise price of $3.56 per share and expiring March 15, 2020, were also issued with the convertible note financing.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity's Own Equity and ASC 470-20 Debt with Conversion and Other Options to determine the appropriate classification of the instruments. Upon their release from escrow, the convertible notes and warrants were evaluated for beneficial conversion feature (“BCF”) resulting from the allocation of proceeds among the convertible notes and warrants. The warrants were determined to meet requirements for equity classification.  Accordingly, the relative fair value computed for the warrants, totaling $2,325,151 has been allocated to equity. The fair value of the warrants was estimated using the Black-Scholes option-pricing model using the assumptions of a three year term, expected price volatility of 108%, dividend yield of 0% and a risk free interest rate of 1.47%. The convertible debt was also evaluated for BCF. Based upon the effective conversion price of the convertible notes after considering the stock price at the date of the escrow release and the allocation of value to the warrants, it was determined that the convertible notes contain a BCF. The value of the BCF was computed to be $2,424,849, which has been capped not to exceed the total proceeds from the convertible notes after deducting the value allocated to the warrants. The resulting discount on the convertible debt was being amortized to interest expense over the term of the convertible notes. Upon the September 20, 2017 conversion of the convertible notes into Series A Preferred Stock, the then remaining unamortized discount was recorded as additional interest, resulting in a total of $4,750,000 being recorded as interest expense in the period ended September 30, 2017.

In connection with the private placements, the Company also entered into a registration rights agreement, with the investors pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon exercise or conversion of the securities and to maintain its effectiveness until all such securities have been sold or may be sold without restriction. In the event a registration statement covering such shares of common stock is not effective, the Company is required to pay to the investors on a monthly basis an amount equal to 1% of the investors' investment, not to exceed a total of 6%, subject to conditions as defined in the agreement. On April 20, 2017, the Company filed a registration statement with the Securities and Exchange Commission.  As of the date of this filing, the registration statement is not yet effective.

Restricted common stock award:

During the nine months ended September 30, 2017, 422,000 restricted shares were granted to directors and officers, of which 40,000 were terminated upon the individuals’ separation from the Company. As of September 30, 2017, 42,622 restricted common shares had vested and been issued. See Note 7.

Common stock escrow forfeiture:

During the nine months ended September 30, 2017, under an agreement between the Company and one of the selling shareholders from the Company’s 2016 acquisition of BDI, rights to 32,801 common shares held in escrow on behalf of the selling shareholder were waived by the shareholder and returned to the Company where they were cancelled. Under the agreement each party mutually released each other from any and all claims that might relate to or arise from the acquisition of BDI.  As a result of this cancellation, $134,812, which was the estimated fair market value of the 32,801 common shares, based upon $4.11 per share, was recorded as a gain in the BDI discontinued operations and a reduction in common stock.

Equity rights terminations:

During the nine months ended September 30, 2017, the Company negotiated and executed agreements with holders of stock rights (stock options and restricted shares) to have such holders waive their rights to the stock rights in exchange for a one time cash payment. The majority of the holders had previously terminated from the Company or the agreements were made as part of separation agreements upon the individuals’ termination from the Company.   Under the agreements, a total of 532,911 rights were forfeited, consisting of; 494,578 stock options under the Company's 2002 Stock Incentive Plan (the “2002 Plan”), 37,500 non-qualified options issued outside of the 2002 Plan and 833 restricted common shares. The total consideration under the agreements was $299,500.  For financial reporting purposes the amounts paid to each holder was compared to the fair value of the stock rights forfeited using a Black-Scholes valuation and to the extent the amount paid exceeded the value of the stock rights forfeited, the payment amount was charged to stock-based compensation. For purposes of the Black-Scholes valuation, the Company assumed a dividend yield of 0%, expected price volatility of 49% to 99% risk free interest rates of 0.8% to 2.3% and expected terms based upon the remaining lives of the instruments. Of the total amount paid, $291,995 was charged to stockholders’ equity and $7,505 was charged to compensation expense.

Subsequent Stockholders’ Equity transactions:

See Note 11 for stockholders’ equity transactions subsequent to September 30, 2017.

Note 7. Stock based compensation, options and warrants:

Stock based compensation:

The Company recognized total expenses for stock-based compensation during the three and nine months ended September 30, 2017 and 2016 which are included in the accompanying statements of operations, from the following categories:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016

Restricted stock awards under the Plan	$100,396	$—	$188,572	$—
Stock option awards under the Plan	8,172	137,367	103,430	361,639
Non-qualified stock option awards	—	6,820	87,620	6,820

Total stock-based compensation	$108,568	$144,187	$379,622	$368,459

Restricted stock awards:

A summary of the Company’s restricted stock activity in the nine months ended September 30, 2017 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2017	-	$-
Granted	422,000	3.69
Vested	(42,622)	3.20
Forfeited	(40,000)	3.13
Unvested at September 30, 2017	339,378	$3.75

During the nine months ended September 30, 2017, the Company granted 402,000 restricted shares to members of its Board of Directors and 20,000 restricted shares to an officer. Upon the separation of two Directors, 40,000 restricted shares were subsequently forfeited, including 833 restricted shares that were re-acquired by the Company as part of the equity rights terminations (see Note 6). The weighted-average grant date fair value of restricted shares granted during the nine months ended September 30, 2017 was $3.69 per share based upon the share price as of the date of grant. The total fair value of restricted stock granted, net of forfeitures, during the nine months ended September 30, 2017 was approximately $1,431,000, including approximately $136,000 which vested in the period.

The value of restricted stock grants are measured based on their fair market value on the date of grant and amortized over their respective vesting periods, generally twenty-four months. As of September 30, 2017, there was approximately $1,248,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.6 years.

Stock options:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company's 2017 Equity Incentive Plan (the "Plan"), and with non-qualified options and warrants issued outside of the Plan. During August 2017, the Company's shareholders approved the Plan including reservation of 895,000 shares of common stock under the Plan. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the "Black-Scholes model").  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company utilized assumptions in the estimation of fair value of stock-based compensation for the nine months ended September 30, 2017 and 2016 as follows:

	2017	2016

Dividend yield	0%	0%
Expected price volatility	101%	99-100%
Risk free interest rate	1.92%	1.20%
Expected term	5 years	5 years

A summary of activity under the Plan for the nine months ended September 30, 2017 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	566,747	$20.46
Granted	20,000	4.02
Exercised	(34,000)	2.89
Forfeited	(495,414)	22.98
Outstanding at September 30, 2017	57,333	$3.32	9.1	$105,700

Exercisable at September 30, 2017	27,500	$3.07	8.8	$57,500

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2017.

During the nine months ended September 30, 2017, 20,000 options were issued to a director under the Plan, exercisable at $4.02 per share with a grant date fair value of $3.04 per share. The options expire ten years from the date of grant and vest monthly in arrears, over a 24 month period.

During the nine months ended September 30, 2017, 34,000 options outstanding under the Plan were exercised generating $98,260 in cash proceeds. The 34,000 options exercised had a total intrinsic value when exercised of $53,180. During the nine months ended September 30, 2016, no options were exercised.

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

During the nine months ended September 30, 2017, a total of 495,414 options granted under the Plan were forfeited as part of the equity rights terminations (see Note 6). Of the total, 438,414 options were vested, exercisable at an average exercise price of $25.59 and 57,000 were unvested, exercisable at an average exercise price of $2.92. During the nine months ended September 30, 2016, a total of 25,445 options that were granted under the Plan were forfeited as a result of option holders’ terminations from the Company, of which 21,825 were vested and 3,620 were unvested. The vested options were exercisable at an average of $39.81 per share and the unvested options were exercisable at an average of $15.13 per share.

The total fair value of stock options granted to employees and directors that vested and became exercisable during the nine months ended September 30, 2017 and 2016, was approximately $110,000 and $363,000, respectively.   Based upon the Company’s experience, approximately 80% of the outstanding September 30, 2017 nonvested stock options, or approximately 24,000 options, are expected to vest in the future, under their terms.

A summary of the activity of nonvested options under the Plan to acquire common shares granted to employees, officers, directors and consultants during the nine months ended September 30, 2017 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	97,738	$3.51	$2.58
Granted	20,000	4.02	3.04
Vested	(30,905)	4.92	3.57
Forfeited	(57,000)	2.92	2.16

Nonvested at September 30, 2017	29,833	$3.54	$2.67

At September 30, 2017, based upon employee and director options granted under the Plan to that point, there was approximately $54,000 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

Other common stock purchase options and warrants:

As of September 30, 2017, in addition to the Plan options discussed above, the Company had outstanding 3,157,929 warrants in connection with offerings that were not issued under the Plan.

In March 2017, the Company completed a total of $7.0 million in private placements of securities and in connection with those offerings, granted investors in the offerings, warrants which are classified as equity, exercisable six-months after issuance, to purchase a total of 2,800,000 shares of common stock, with 900,000 warrants at an exercise price of $3.50 per share and 1,900,000 warrants at an exercise price of $3.56 per share, all expiring in March 2020. See Note 6.

During the nine month period ended September 30, 2016, 95,000 options were granted outside of the Plan. During the nine months ended September 30, 2017, these 95,000 options were forfeited.  Operating expenses for the nine months ended September 30, 2017 and 2016, included $87,620 and $6,820, respectively, related to stock-based compensation.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the nine months ended September 30, 2017:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	527,003	$13.36
Granted	2,800,000	3.54
Exercised	-	-
Forfeited	(169,074)	18.62

Outstanding at September 30, 2017	3,157,929	$4.37	2.3	$4,534,000

Exercisable at September 30, 2017	3,157,929	$4.37	2.3	$4,534,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2017.

During the nine months ended September 30, 2017 and 2016, no warrants were exercised.  At September 30, 2017 the 3,157,959 total outstanding warrants are non-compensatory rights, exercisable at an average of $4.37 per common share, expiring through March 2020, granted in connection with offerings. No rights are outstanding that have been granted under compensatory arrangements.

During the nine months ended September 30, 2017, a total of 169,074 options and warrants that were granted outside of the Plan were forfeited.  Of the total forfeited, 71,574 warrants expired under their terms and 60,000 options lapsed (15,000 vested and 45,000 unvested) due to the holders’ terminations from the Company. The 60,000 options which lapsed were exercisable at an average of $3.78 per share. The remaining 37,500, which were forfeited resulted from negotiated payments made to each holder to waive their rights to the outstanding options. See Note 6.

Note 8.  Animal Health License Agreements:

Effective May 1, 2004, Washington University in St. Louis ("WU") and the Company entered into an Exclusive License Agreement ("WU License Agreement"), which granted the Company exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement) expire.  The Company agreed to pay minimum annual royalties of $20,000 during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by the Company carry a mid-single digit royalty rate and for sublicense fees received by the Company carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by the Company with ninety days advance notice at any time and by WU with sixty days advance notice if the Company materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an Exclusive License Agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), pursuant to which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company, or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties the Company receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at September 30, 2017.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone ("LH") and/or follicle-stimulating hormone ("FSH") products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.

Under the License Agreement, as of September 30, 2017, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, "Accounting for Collaborative Arrangements."  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue currently totaling a net of approximately $1,556,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of September 30, 2017, deferred revenue of $96,698 has been classified as a current liability and $992,792 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the amortizable milestone revenue. During each of the nine months ended September 30, 2017 and 2016, $72,524 was recorded as the amortized license fee revenue arising from the License Agreement.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to September 30, 2017	(466,810)
Net deferred revenue balance at September 30, 2017	$1,089,490

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over then remaining life
Original amortization period	197 months

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

Under the terms of the Purchase Agreement, the consideration consisted of an aggregate of 627,010 shares of the Company's common stock (the "Shares") which Shares were distributed in accordance with the liquidation preferences set forth in BDI's Fifth Amended and Restated Certificate of Incorporation, as amended.  The Shares were valued at approximately $2,577,000 (based upon the closing value of our common stock on the acquisition date) and the issuance represented approximately 14% of the Company’s then outstanding common stock at the closing. The Purchase Agreement contained customary representations and warranties of the parties, including BDI, and the Sellers have customary indemnification obligations to the Company relating to BDI, which are subject to certain limitations described further in the Purchase Agreement. The issuance of the Shares was effected as a private placement of securities.  The Company also entered into a registration rights agreement with the Sellers.

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

The unaudited supplemental pro forma information for the nine months ended September 30, 2016, as if the BDI acquisition had occurred as of January 1, 2016, would have reflected total revenue of $174,000, net loss of $2,102,000 and loss per share of $0.47. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect the pro forma results of operations as if the acquisition had occurred as of the beginning of the periods presented, such as increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

As of December 31, 2016 inventories, included with current assets of discontinued operations, totaled approximately $416,000, consisting of $188,000 in raw materials and $228,000 in finished goods, all associated with the BDI operations. As of September 30, 2017 no inventories were on hand.

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

The Company's historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Assets and liabilities related to the discontinued operations of BDI are approximately as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Current assets:
Accounts receivable	$8,000	$5,000
Inventories	-	416,000
Prepaid expenses	4,000	66,000
Total current assets	$12,000	$487,000

Equipment and furnishings, net	$-	$36,000
Intangible assets, net	-	2,281,000
Deposit	-	37,000
Total noncurrent assets	$-	$2,354,000

Current liabilities:
Accounts payable	$37,000	$174,000
Accrued expenses	28,000	85,000
Deferred revenue	137,000	-
Total current liabilities	$202,000	$259,000

Summarized results of the discontinued operation are as follows for the three and nine months ended September 30, 2017:

	Three Months	Nine Months

Sales	$7,000	$37,000
Cost of sales	2,000	6,000
Gross margin	5,000	31,000
Operating expenses (credit)	(26,000)	975,000
Operating income (loss)	31,000	(944,000)
Escrow forfeiture gain	-	135,000
Impairment (loss)	-	(2,754,000)

Income (loss) from discontinued operations	$31,000	$(3,563,000)

Included in the impairment loss recognized for the nine months ended September 30, 2017 on the discontinuance of BDI are impairment losses recognized on inventories of $453,000, equipment and furnishings of $29,000, identifiable intangible assets of $1,833,000, goodwill of $430,000, and a $9,000, net expense from all other items, all associated with the assets and operations of BDI. For the three and nine months ended September 30, 2016 the loss from discontinued operations of $236,000, consisted of revenues of $2,000, less operating and other expenses totaling $238,000, including amortization and depreciation of $24,000.  Additional costs associated with the exit of operations of the Company's subsidiary BDI may be incurred as strategic options for BDI are evaluated.

Note 10.  Commitments and contingencies:
Commitments:

The Company's subsidiary, BDI, had a lease commitment on its office and laboratory space that was scheduled to expire March 31, 2018, requiring future non-cancellable lease payments as of May 2017 of approximately $294,000 for the remainder of its original term. During May 2017, an agreement with the subsidiary's landlord was reached to terminate the lease by surrendering the facility in May 2017, making a $80,419 prepayment of rent through July 31, 2017 and surrendering the $37,000 lease deposit. Rent expense for the nine months ended September 30, 2017 totaled approximately $229,000, including $216,000 in rent expense for BDI, inclusive of the payment of the early termination fee and the surrender of the $37,000 lease deposit and $13,000 in rent expense incurred by the Company under short-term rent agreements. The Company’s rent expense for the nine months ended September 30, 2016 was immaterial.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,933,000 and generated approximately $1,799,000 in net cash after expenses and mortgage payoffs. The Company is renting space in the building under short-term lease agreements that provide certain storage space.

As of September 30, 2017, the Company has an employment agreement with one officer providing aggregate annual minimum commitments totaling approximately $272,000.  The agreement contains customary confidentiality and benefit provisions.

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

Note 11.  Subsequent Events:

Corporate Name Change:

On October 2, 2017 the Board of Directors of the Company approved a merger (the “Merger”) of the Company with its wholly-owned subsidiary, Riot Blockchain, Inc., a Nevada corporation (the “Merger Sub”), solely for the purpose of changing the name of the Company. Upon consummation of the Merger, the separate existence of Merger Sub ceased. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the purpose of the Merger was to effect a change of the Company’s name to Riot Blockchain, Inc. from Bioptix, Inc. Upon approval by NASDAQ, on October 19, 2017, the Company’s name was thereupon changed.

Cash Dividend:

On October 2, 2017, the Company’s Board of Directors approved a cash dividend pursuant to which the holders of the Company’s common stock and Series A Preferred Stock, would receive $1.00 for each share of Common Stock held, including each share of Common Stock that would be issuable upon conversion of the Series A Preferred Stock, on an as converted basis. The cash dividend totaled approximately $9,562,000 with a record date of the close of business on October 13, 2017 and payment date of October 18, 2017.

Temporary Reduction in Warrant Exercise Prices:

On October 10, 2017, the Company’s Board of Directors approved a temporary reduction in the exercise price of warrants issued in the March 2017 private offerings to $3.00 per share.  The approval covered any of the 2,800,000 outstanding warrants which would be exercised by their holders from October 10, 2017 through October 20, 2017, for cash. During that period 620,000 warrants were exercised for cash, as described below. Any such warrant holder who exercises such warrants for cash at the reduced price shall not be entitled to the benefit of any cashless exercise feature on such exercised warrants for cash. The fair value of the temporary modification of the exercise price will be recorded as an additional expense and a credit to capital in the fourth quarter of 2017.  The fair value will be computed based upon the 620,000 warrants actually exercised times the increase in value of the warrants immediately before and immediately after the reduction in exercise price.

Common Stock Transactions:

Subsequent to September 30, 2017, the holders of 8,284.04 shares of Series A Preferred Stock exercised their right to convert such shares into 828,404 shares of common stock.    Separately, the holders of 620,000 warrants issued in the March 2017 private offerings (420,000 from the common stock offering and 200,000 from the convertible note offering), exercised their warrants for cash during the temporary reduction in exercise price period, described above, and were issued 620,000 shares of common stock generating $1,860,000 in cash proceeds. Additionally, the holders of 2,060,000 warrants issued in the March 2017 private offerings (360,000 from the common stock offering, exercisable at $3.50 per share and 1,700,000 from the convertible note offering, exercisable at $3.56 per share), exercised their warrants on a cashless basis, as provided in the offering agreements and were issued 1,228,690 shares of common stock in exchange for surrender of their warrants.

Tess Inc. Acquisition:

On October 20, 2017, the Company acquired approximately 52% of TESS which is developing blockchain solutions for telecommunications companies. Under the terms of the Purchase Agreement (the “Purchase Agreement”) the Company invested cash of $320,000 and issued 75,000 shares of restricted Common Stock in exchange for 2,708,333 shares of common stock of TESS.  Accordingly, TESS became a majority-owned subsidiary of the Company.  In connection with the transaction, the Company and TESS entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement within three months to register the resale of 25,000 shares (of 75,000 shares) of Common Stock issued to TESS. As of October 20, 2017 TESS has net tangible assets of approximately $10,000 and the Company expects that the purchase price will be allocated to intangible assets including in-process research and development and goodwill.

Kairos Global Technology, Inc. Acquisition:

On November 1, 2017, the Company entered into a business combination share exchange agreement (the “Agreement”) with Kairos Global Technology, Inc., a Nevada corporation and on November 3, 2017, closed on the agreement.  Under the Agreement, the shareholders of Kairos agreed to exchange all outstanding shares of Kairos’ common stock to the Company and the Company agreed to issue an aggregate of One Million Seven Hundred Fifty Thousand and One (1,750,001) newly-designated shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) which are convertible into an aggregate of One Million Seven Hundred Fifty Thousand and One (1,750,001) shares of the Company’s common stock, no par value per share (the transaction, the “Kairos Transaction”) to such shareholders. The shareholders of Kairos also will receive a royalty to be paid from cash flow generated from operations, which shall entitle such shareholders to receive 40% of the gross profits generated on a monthly basis until they have received a total of $1,000,000, at which point the royalty is extinguished. Karios is the owner of certain computer equipment and other assets used for the mining of cryptocurrency, specifically servers consisting of 700 AntMiner S9s and 500 AntMiner L3s, all manufactured by Bitmain.

The shares of Series B Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series B Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series B Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series B Preferred Stock is $6.80 and the initial conversion price is $6.80 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The holders of Series B Preferred Stock are entitled to receive dividends if and when declared by the Company’s board of directors. The Series B Preferred Stock will participate on an “as converted” basis, with all dividends when and if declared, on the Company’s common stock. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and will have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series B Preferred Stock. Under the agreement the Company is prohibited from effecting a conversion of the Series B Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% percent of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99% percent. The Series B Preferred Stock contains a blocker pursuant to which, if the Company has not obtained the approval of its shareholders in accordance with NASDAQ Listing Rule 5635(d), then the Company may not issue upon conversion of the Series B Preferred Stock a number of shares of common stock, which, when aggregated with any other shares of common stock  underlying the Series B Preferred Stock issued pursuant to the Agreement would exceed 19.99% of the shares of common stock issued and outstanding as of the date of the Agreement, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2017, the Company had approximate balances of cash and cash equivalents of $13,140,000, working capital of $12,555,000, total stockholders' equity of $15,466,000 and an accumulated deficit of $120,823,000. To date, the Company has in large part relied on equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with our recent and potential future acquisitions and investments, as well as public company and administrative related expenses are incurred and winding-down BDI’s operations. The Company believes its upcoming near-term cash needs relative to the recent acquisitions will be covered by cash acquired in the acquisitions combined with the Company’s available cash. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least a year and a day from this filing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

The recently announced Kairos, Tess and Coinsquare acquisitions, as well as our new name, reflect a new focus (in addition to veterinary and life science oriented businesses of the Company) being pursued by the Company.  The decision to invest in companies exposed to blockchain and digital currency related risks is a strategic decision by the Company.  The Company’s strategy will be to continue to pursue opportunistic investments and controlling positions in these new and emerging technologies which will continue to expose the Company to the numerous risks and volatility associated with this sector.

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

Management's strategic plans include the following:

•	continuing to evaluate opportunities for investments in the blockchain and digital currency sector;
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets, including appendicitis product portfolio; and
•	continuing to implement cost control initiatives to conserve cash.

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

Results of Operations

Comparative Results for the Nine Months Ended September 30, 2017 and 2016

During each of the nine month periods ended September 30, 2017 and 2016, $73,000 of license payments under the License Agreement was recognized as revenue.   See further discussion regarding the License Agreement below under the heading “Liquidity and Capital Resources.”

Selling, general and administrative expenses in the nine months ended September 30, 2017 totaled $2,694,000, which is an approximately $639,000, or 19%, decrease as compared to the 2016 period. Compensation related expenses decreased by approximately $316,000 due to fewer employees and lower bonuses in the 2017 period. Legal and accounting expenses increased by $204,000 for the 2017 period due to additional legal services on various matters and costs associated with a change in audit firms. A decrease in strategic evaluation costs of approximately $373,000 related to the completion of strategic evaluations in 2016. Commercialization and marketing related expenses decreased by approximately $133,000 in the 2017 period as the Company had substantially wound down APPY1 commercialization activities in 2016.  A decrease of $48,000 in general operating expenses was due to the winding down of operations combined with the sale of Company’s facility in 2016.

Research and development expenses in the nine months ended September 30, 2017 totaled $63,000, which is an approximately $436,000, or 87%, decrease as compared to the 2016 period. Substantially all of the decrease was due to winding down development and commercialization of APPY2 and APPY1 operations that had ceased in 2016.

Interest expense for the nine months ended September 30, 2017 totaled $4,802,000, compared to $28,000 in the 2016 period.  The interest expense in the 2017 period primarily related to the accrual of interest on the March 2017 convertible note offering combined with the interest recognized in the period from the accretion of values allocated to the value of the warrants and the beneficial conversion feature computed upon the release of the securities from escrow. Interest in 2016, primarily related to the mortgage loans on the building that was paid off in the first quarter of 2016 upon the building’s sale. For the nine months ended September 30, 2017, the Company recorded investment income of approximately $83,000, compared to investment income of $103,000 in the 2016 period, with the difference resulting from an average lower invested balances and lower rates on average investments with shorter maturities.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale including subsequent equipment sales resulted in a gain of approximately $1,933,000 and generated approximately $1,799,000 in net cash after expenses and mortgage payoffs.

No income tax benefit was recorded on the net loss for the nine months ended September 30, 2017 and 2016, as management was unable to determine that it was more likely than not that such benefit would be realized.

Comparative Results for the Three Months Ended September 30, 2017 and 2016

During each of the three month periods ended September 30, 2017 and 2016, $24,000 in each period, of license payments under the License Agreement was recognized as revenue.

Selling, general and administrative expenses in the three months ended September 30, 2017 totaled $597,000, which is approximately $883,000, or 60%, decrease as compared to the 2016 period. Compensation related expenses decreased by approximately $744,000 due to fewer employees and lower bonuses in the 2017 period. Legal and accounting expenses decreased by $86,000 for the 2017 period due the level of legal and audit services on various matters in the 2017 period. Stock based compensation decreased by approximately $36,000 for the three months ended September 30, 2017, as compared to the 2016 period due to less equity rights being outstanding. Commercialization and marketing related expenses decreased by approximately $49,000 in the 2017 period as the Company had substantially wound down APPY1 commercialization activities in 2016.

Research and development expenses in the three months ended September 30, 2017 totaled $18,000, which is approximately a $35,000, or 67%, decrease as compared to the 2016 period. This decrease resulted from the wind down activities of development and manufacturing activities from our previous area of focus, the APPY1 Test, in 2016, combined with lower animal health related expenses in 2017.

Interest expense for the three months ended September 30, 2017, totaled approximately $4,773,000 compared to virtually nil in the 2016 period. The interest expense in the 2017 period primarily related to the accrual of interest on the March 2017 convertible note offering combined with the interest recognized in the period from the accretion of values allocated to the value of the warrants and the beneficial conversion feature upon the release of the convertible note securities from escrow and conversion to Series A Preferred Stock.

Liquidity and Capital Resources

At September 30, 2017, we had working capital of $12,555,000, which included cash and cash equivalents of $13,140,000.  We reported a net loss of $10,968,000, consisting of a net loss from continuing operations of $7,404,000 and a net loss from discontinued operations of $3,564,000, during the nine months ended September 30, 2017.  The net loss from continuing operations included $5,113,000 in non-cash items consisting of amortization of debt discount to interest of $4,750,000, stock-based compensation totaling $380,000, depreciation and amortization totaling $56,000, net of amortization of license fees totaling $73,000.

In March 2017, the Company entered into private placement agreements, under which during the nine months ended September 30, 2017, the Company received net proceeds after offering expenses totaling $1,914,000 from the sale of 900,000 shares of common stock, including the issuance of 900,000 warrants.

In March 2017, the Company also closed on a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds were held in escrow until their release in August 2017, upon waiver of release conditions by the lead investor.

During the nine months ended September 30, 2017, the Company negotiated and executed agreements with holders of stock rights (stock options and restricted shares) to have such holders waive their rights to the stock rights in exchange for a one time cash payment.  Under the agreements, a total of 532,911 rights were forfeited, consisting of; 494,578 stock options under the Company's 2002 Plan, 37,500 non-qualified options issued outside of the Plan and 833 restricted common shares. The total consideration under the agreements was $299,500. Of the total paid, $291,995 was charged to stockholders’ equity and $7,505 was charged to compensation expense.

In September 2017, the Company acquired a minority interest for $3,000,000 USD, in Coinsquare, which operates a digital crypto-currency exchange platform operating in Canada.

In October 2017, the Company acquired approximately 52% of TESS, which is developing blockchain solutions for telecommunications companies. Under the terms of the purchase agreement the Company invested cash of $320,000 and issued 75,000 shares of restricted common stock in exchange for 2,708,333 shares of common stock of TESS.  Accordingly, TESS became a majority-owned subsidiary of the Company.

On October 2, 2017, the Company’s Board of Directors approved a cash dividend which was paid on October 18, 2017, and totaled approximately $9,562,000.

In October 2017, the holders of 620,000 warrants issued in the March 2017 private offerings (420,000 from the common stock offering and 200,000 from the convertible note offering), exercised their warrants and were issued 620,000 shares of common stock generating $1,860,000 in cash proceeds.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with our recent and potential future investments, as well as public company and administrative related expenses are incurred and any possible expenses which may be incurred from final shutdown of BDI’s operations. We believe that our current working capital position will be sufficient to meet our estimated cash needs for at least a year and a day from this filing. We may pursue potential additional financing opportunities. However, there can be no assurance that we will be able to obtain sufficient additional financing on terms acceptable to us, if at all.   We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in our possible inability to continue as a going concern.

In July 2012, we entered the License Agreement with the Licensee, pursuant to which we granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to our intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals. The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's Animal Health Assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by us, or (e) in the Licensee's discretion, if we become insolvent.  The License Agreement is also terminable by us if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges our ownership of designated intellectual property. The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU license agreement, a portion of license fees and royalties we receive from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU is included in accrued expenses at September 30, 2017.

Under the License Agreement, as of September 30, 2017, the following future milestone payments are provided, assuming future milestones are successfully achieved:

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

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale including subsequent equipment sales resulted in a gain of approximately $1,933,000 and generated approximately $1,749,000 in net cash after expenses and mortgage payoffs. The Company is leasing back space in the building under a short-term lease agreement that provide storage space.

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

Operating Activities

Net cash consumed by operating activities was $3,164,000, consisting of $2,234,000 from continuing operations and $930,000 from discontinued operations during the nine months ended September 30, 2017. Cash was consumed from continuing operations by the loss of $7,404,000, less non-cash items of $5,113,000 in non-cash items consisting of amortization of debt discount to interest of $4,750,000, stock-based compensation totaling $380,000, depreciation and amortization totaling $56,000, net of amortization of license fees totaling $73,000. Decreases in prepaid and other current assets of $192,000 provided cash, primarily related to reductions in operating activities.  There was a net $135,000 decrease in accounts payable and accrued expenses in the nine months ended September 30, 2017, primarily due to reductions in operating activities and the payment of 2016 litigation settlement accrual in early 2017.

Net cash consumed by operating activities was $3,841,000, consisting of $3,466,000 from continuing operations and $375,000 from discontinued operations during the nine months ended September 30, 2016. Cash was consumed from continuing operations by the loss of $1,751,000, less non-cash expenses of $643,000 for stock-based compensation, depreciation and amortization, and impairment of patent costs, offset by the gain on sale of property and equipment of $1,933,000 and amortization of license fees totaling $73,000. Increases in prepaid and other current assets of $222,000 used cash, primarily related to routine changes in operating activities.  There was a $574,000 decrease in accounts payable and accrued expenses in the nine months ended September 30, 2016, primarily due to the payment of 2015 accrued incentives in early 2016, and a reduction in overall expenses due to the wind-down of the APPY1 activities.

Investing Activities

Net cash inflows from investing activities provided cash of $4,497,000, consisting of $4,493,000 from continuing operations and a cash inflow of $4,000 from discontinued operations during the nine months ended September 30, 2017. Sales of marketable securities investments totaling approximately $7,507,000 provided cash. Cash of $3,000,000 was used in the Coinsquare investment.  A $14,000 use of cash was attributable to additional costs incurred from patent filings.

Net cash inflows from investing activities provided cash of $4,505,000, consisting of $4,489,000 from continuing operations and a cash inflow of $17,000 from discontinued operations during the nine months ended September 30, 2016. Sales of marketable securities investments totaling approximately $16,523,000 provided cash, net of marketable securities purchased totaling approximately $13,819,000.  A $14,000 use of cash was attributable to additional costs incurred from patent filings.  The sale of the land, building and assets generated approximately $1,799,000 in cash. As part of the BDI acquisition $17,000 in cash was acquired.

Financing Activities

Net cash inflows from financing activities provided $6,277,000 from continuing operations, during the nine months ended September 30, 2017 consisting of net proceeds of $4,750,000 from convertible notes payable, $2,012,000 from the sale of common stock and exercise of warrants and options, net of $193,000 in scheduled payments under debt agreements, and $292,000 consumed from the redemption of equity rights payments.

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

Investments: Our investments in equity securities of companies over which we do not have significant influence are accounted for under the cost method. The investment is originally recorded at cost and adjusted for additional contributions or distributions. Management periodically reviews cost-method investments for instances where fair value is less than the carrying amount and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the carrying amount of the security is written down to fair value and the resulting loss is charged to operations. We currently do not have investments in which we own 20% to 50% and exercise significant influence over operating and financial policies, therefore we do not account for any investment under the equity method.

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in no patent impairment charges written off during the nine month period ended September 30, 2017 and $168,000 net patent impairment charges written off during the nine months ended September 30, 2016.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.  As of September 30, 2017, 100% of the investment portfolio was in cash and cash equivalents with very short-term maturities and therefore not subject to any significant interest rate fluctuations. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the last day of the period of the accompanying financial statements.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017.

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

Item 1A.  Risk Factors

If any of the risks as disclosed below or as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2016, actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.

RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report and the Company’s other public filings before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

The following risk factors are intended to supplement and should be read along with the “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC, and our other filings and reports with the SEC, which risk factors are incorporated herein by reference.

General Cryptocurrency Risks

Cryptocurrency exchanges and other trading venues (including the Company’s Coinsquare exchange) are relatively new and, in most cases, largely unregulated and may therefore may be subject to fraud and failures

When cryptocurrency exchanges or other trading venues (whether involving the Company’s Coinsquare exchange or others) are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in cryptocurrency prices or confidence and impact the success of the Company and have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. For example, during the past three years, a number of bitcoin exchanges have closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed exchanges were not compensated or made whole for partial or complete losses of their account balances. While smaller exchanges are less likely to have the infrastructure and capitalization that may provide larger exchanges with some stability, larger exchanges may be more likely to be appealing targets for hackers and "malware" (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action.  The Company does not maintain any insurance to protect from such risks, and does not expect any insurance for customer accounts to be available (such as federal deposit insurance) at any time in the future, putting customer accounts at risk from such events.  In the event the Company faces fraud, security failures, operational issues or similar events such factors would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Regulatory changes or actions may alter the nature of an investment in the Company or restrict the use of cryptocurrencies in a manner that adversely affects the Company’s business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. On-going and future regulatory actions may impact the ability of the Company to continue to operate and such actions could affect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

The effect of any future regulatory change on the Company or any cryptocurrency that the Company may mine or hold for others is impossible to predict, and such change could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Governments may in the future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation.

On July 25, 2017 the SEC released an investigative report which states that the United States  would, in some circumstances, consider the offer and sale of blockchain tokens pursuant to an initial coin offering (“ICO”) subject to federal securities laws.  Thereafter, China released statements and took similar actions.  Although the Company does not participate in ICOs, its clients and customers may participate in ICOs and these actions may be a prelude to further action which chills widespread acceptance of blockchain and cryptocurrency adoption and have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. Similar actions by governments or regulatory bodies (such as an exchange on which the Company’s securities are listed, quoted or traded) could result in restriction of the acquisition, ownership, holding, selling, use or trading in the Company’s securities. Such a restriction could result in the Company liquidating its inventory at unfavorable prices and may adversely affect the Company's shareholders and have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, raise new capital or maintain a securities listing with an exchange (such as the Company’s current listing with NASDAQ) which would have a material adverse effect on the business, prospects or operations of the Company and harm investors in the Company’s securities.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. The factors include, but are not limited to:

•	Continued worldwide growth in the adoption and use of cryptocurrencies;
•	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;
•	Changes in consumer demographics and public tastes and preferences;
•	The maintenance and development of the open-source software protocol of the network;
•	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•	General economic conditions and the regulatory environment relating to digital assets; and
•	Negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors in the Company’s securities.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in the Company’s securities.

A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services.  This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade the Company’s securities. Such factors would have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and harm investors.

The price of the Company’s shares could be subject to wide price swings since the value of cryptocurrencies may be subject to pricing risk and have historically been subject to wide swings in value.

The Company’s shares are subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cashflows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of cryptocurrencies or the blockchain generally, factors over which the Company has little or no influence or control. The Company’s share prices may also be subject to pricing volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may benefit the Company in the near term and change over time.

Cryptocurrency market prices are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or the Company or its share price, inflating and making their market prices more volatile or creating “bubble” type risks.

In addition, the success of the Company, the Company’s share price, and the interest in investors and the public in the Company as an early entrant into the blockchain and cryptocurrency ecosystem may in large part be the result of the Company’s early emergence as a publicly traded company in which holders of appreciated cryptocurrency have an opportunity to invest inflated cryptocurrency profits for shares of the Company, which could be perceived as a way to maintaining investing exposure to the blockchain and cryptocurrency markets without exposing the investor to the risk in a particular cryptocurrency.  Cryptocurrency holders have realized exponential value due to large increases in the prices of cryptocurrencies and may seek to lock in cryptocurrency appreciation, which investing in the Company’s securities may be perceived as a way to achieve that result, but may l not continue in the future.  As a result, the value of the Company’s securities, and the value of cryptocurrencies generally may be more likely to fluctuate due to changing investor confidence in future appreciation (or depreciation) in market prices, profits from related or unrelated investments or holdings of cryptocurrency.   Such factors or events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, or on the price of the Company’s securities, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

Crises may motivate large-scale purchases of cryptocurrencies which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of the Company's inventory.  Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.

As an alternative to gold or fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces.  How such supply and demand will be impacted by geopolitical events is uncertain but could be harmful to the Company and investors in the Company’s securities. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Acceptance and/or widespread use of cryptocurrency is uncertain

Currently, there is a relatively small use of bitcoins and/or other cryptocurrencies in the retail and commercial marketplace for goods or services.  In comparison there is relatively large use by speculators contributing to price volatility.  .

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Possibility of the cryptocurrency algorithm transitioning to proof of stake validation and other mining related risks

Proof of stake is an alternative method in validating cryptocurrency transactions. Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any Company that maintains advantages in the current climate (for example from lower priced electric, processing, real estate, or hosting) less competitive.  The Company, which does not presently own or operate a mining facility, may be exposed to risk if it owns or acquires such a facility in the future, but may still be impacted to the extent that counterparties with which the Company interacts or who participate with Coinsquare, are affected.  Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

If a malicious actor or botnet obtains control of more than 50% of the processing power on a cryptocurrency network, such actor or botnet could manipulate the blockchain to adversely affect the Company which would adversely affect an investment in the Company or the ability of the Company to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter the blockchain on which transactions of cryptocurrency resides and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same bitcoins in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the network or the cryptocurrency community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.  The foregoing description is not the only means by which the entirety of the blockchain or cryptocurrencies may be compromised, but is only and example.

Although there are no known reports of malicious activity or control of the blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power will increase, which may adversely affect an investment in the Company. Such lack of controls and responses to such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoins earned by mining in the market, resulting in a reduction in the price of bitcoins that could adversely impact the Company and similar actions could affect other cryptocurrencies.

Over the past two years, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell bitcoins earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods. The immediate selling of newly mined bitcoins greatly increases the supply of bitcoins, creating downward pressure on the price of bitcoins.

The extent to which the value of bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoin rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially reducing bitcoin prices. Lower bitcoin prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable and remove mining power. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoin could result in a reduction in the price of bitcoin that could adversely impact the Company.

The foregoing risks associated with bitcoin could be equally applicable to other cryptocurrencies, existing now or introduced in the future.  Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Political or economic crises may motivate large-scale sales of Bitcoins and Ethereum, or other cryptocurrencies, which could result in a reduction in value and adversely affect the Company.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoins and Ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins and Ethereum and other cryptocurrencies either globally or locally. Large-scale sales of bitcoins and Ethereum or other cryptocurrencies would result in a reduction in their value and could adversely affect the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoins, Ethereum, or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect the Company.

Although currently bitcoins, Ethereum, and other cryptocurrencies, the blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

If regulatory changes or interpretations require the regulation of bitcoins or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Company Act of 1940 or similar laws of  other jurisdictions and interpretations by the SEC, CFTC, IRS, Department of Treasury or other agencies or authorities, the Company may be required to register and comply with such regulations, including at a state or local level. To the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to the Company. The Company may also decide to cease certain operations. Any disruption of the Company’s operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Company.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins or other cryptocurrency is viewed or treated for classification and clearing purposes. In particular, bitcoins and other cryptocurrency may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in bitcoin or cryptocurrency amongst owners and require registration of trading platforms as “exchanges” such as Coinsquare.  The Company cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other cryptocurrencies under the law. If the Company determines not to comply with such additional regulatory and registration requirements, the Company may seek to cease certain of its operations or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Lack of liquid markets, and possible manipulation of blockchain/cryptocurrency based assets

Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules and monitoring investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of digital assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of digital assets. These factors may decrease liquidity or volume, or increase volatility of digital securities or other assets trading on a ledger-based system, which may adversely affect the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Company Blockchain and Cryptocurrency Risks

The Company has an evolving business model

As digital assets and blockchain technologies become more widely available, the Company expects the services and products associated with them to evolve. As a result to stay current with the industry, the Company’s business model may need to evolve as well. From time to time, the Company may modify aspects of its business model relating to its product mix and service offerings. The Company cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. The Company may not be able to manage growth effectively, which could damage its reputation, limit its growth and negatively affect its operating results. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

The Company operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

The Company competes with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies through entities similar to the Company, such as ETF (exchange traded fund). Market and financial conditions, and other conditions beyond the Company's control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly which could limit the market for the Company's shares and reduce their liquidity.  The emergence of other financial vehicles and ETFs have been scrutinized by regulators and such scrutiny and negative impressions or conclusions could be applicable to the Company and impact the ability of the Company to successfully pursue this segment or operate at all, or to establish or maintain a public market for its securities.  Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Cryptocurrency inventory, including that maintained by or for the Company, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users' information. Flaws in and exploitations of the source code allow malicious actors to take or create money have previously occurred. A hacking occurred in July 2017 and a hacker exploited a critical flaw to drain three large wallets that had a combined total of over $31 million worth of Ethereum. If left undetected, the hacker could have been able to steal an additional $150 million. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Competing blockchain platforms and technologies

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether.  This may adversely affect the Company and its exposure to various blockchain technologies. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

The Company's coins may be subject to loss, theft or restriction on access.

There is a risk that some or all of the Company's coins could be lost or stolen. Access to the Company's coins could also be restricted by cybercrime (such as a denial of service ("DOS") attack) against a service at which the Company maintains a hosted online wallet. Any of these events may adversely affect the operations of the Company and, consequently, its investments and profitability.  The loss or destruction of a private key required to access the Company's digital wallets may be irreversible and the Company denied access for all time to its cryptocurrency holdings or the holdings of others. The Company's loss of access to its private keys or its experience of a data loss relating to the Company's digital wallets could adversely affect its investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet's public key or address is reflected in the network's public blockchain. The Company will publish the public key relating to digital wallets in use when it verifies the receipt of transfers and disseminates such information into the network, but it will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, the Company will be unable to access its cryptocurrency coins and such private keys will not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store the Company's or its client’s cryptocurrencies would have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Incorrect or fraudulent coin transactions may be irreversible

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred coins may be irretrievable. As a result, any incorrectly executed or fraudulent coin transactions could adversely affect the Company's investments and assets.

Coin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a coin or a theft of coin generally will not be reversible and the Company may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Company's coins could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

If the award of coins for solving blocks and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations.

As the number of coins awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for the relevant coins and prevent the expansion of the network to retail merchants and commercial businesses, resulting in a reduction in the price of the relevant cryptocurrency that could adversely impact the Company's cryptocurrency inventory and investments.

In order to incentivize miners to continue to contribute processing power to the network, the network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record on the blocks they solve only those transactions that include payment of a transaction fee or by the network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for the recording of transactions in the Blockchain become too high, the marketplace may be reluctant to accept the network as a means of payment and existing users may be motivated to switch between cryptocurrencies or to fiat currency. Decreased use and demand for coins may adversely affect their value and result in a reduction in the market price of coins.

If the award of coins for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the processing power expended by miners could increase the likelihood of a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on the blockchain, potentially permitting such actor or botnet to manipulate the blockchain in a manner that adversely affects the Company's activities.

If the award of coins for solving blocks and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. Miners ceasing operations would reduce collective processing power, which would adversely affect the confirmation process for transactions (i.e., decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power. A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible.  Such events would have a material adverse effect on the ability of the Company to continue to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

The price of coins may be affected by the sale of coins by other vehicles investing in coins or tracking cryptocurrency markets.

To the extent that other vehicles investing in coins or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for coins, large redemptions of the securities of those vehicles and the subsequent sale of coins by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the inventory held by the Company. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Risk related to shortages, technological obsolescence and difficulty in obtaining hardware

Should new services/software embodying new technologies emerge, the Company’s or its investments’ ability to recognize the value of the use of existing hardware and equipment and its underlying technology, may become obsolete and require substantial capital to replace such equipment.

The increase in interest and demand for cryptocurrencies has led to a shortage of mining hardware as individuals purchase equipment for mining at home and large scale mining evolved. For example, according to PC Gamer, AMD's Radeon RX 580 and Radeon RX 570 have been out of stock for months and are widely viewed as hardware that is unique for cryptocurrency purposes.  Equipment in the mining facilities will require replacement from time to time. Shortages of graphics processing units may lead to unnecessary downtime for miners and limit the availability or accessibility of mining processing capabilities in the industry. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Since there has been limited precedence set for financial accounting of bitcoin, Ethereum, and other digital assets, it is unclear how the Company will be required to account for digital assets transactions in the future.

Since there has been limited precedence set for the financial accounting of digital assets, it is unclear how the Company will be required to account for digital asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate the Company’s financial statements. Such a restatement could negatively impact the Company’s business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Item 6.     Exhibits

EXHIBIT	DESCRIPTION
10.1	Form of Subscription Agreement between Riot Blockchain, Inc. (f/k/a Bioptix, Inc.) and goNumerical Ltd. *
10.2	Form of Purchase Agreement between Riot Blockchain, Inc. and Tess Inc. *
10.3	Form of Registration Rights Agreement between Riot Blockchain, Inc. and Tess Inc. *
10.4	Form of Share Exchange Agreement by and among Riot Blockchain, Inc., Kairos Global Technology, Inc., and the shareholders of Kairos Global Technology, Inc.*
10.5	Form of Separation Agreement between Riot Blockchain, Inc. and Michael Beeghley *
10.6	Form of Employment Agreement between Riot Blockchain, Inc. and John O’Rourke *
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.*
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Cash Flows and (iv) the Notes to Condensed Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riot Blockchain, Inc. (Registrant)

Dated: November 13, 2017
/s/ John O’Rourke
John O’Rourke Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeffrey G. McGonegal
Dated: November 13, 2017	Jeffrey G. McGonegal Chief Financial Officer (Principal Financial and Accounting Officer)