Form 10-K
period 2017-12-31
Riot Blockchain, Inc.
filed 2018-04-17
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-33675

RIOT BLOCKCHAIN, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-155336
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

202 6th Street, Suite 401 Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (303) 794-2000

Securities registered under Section 12(b) of the Exchange Act:

Common Stock no par value per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company=. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of the common stock, no par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock, no par value per share was approximately $21.9 million.

As of April 13, 2018, the registrant had 13,417,132 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Not applicable.

RIOT BLOCKCHAIN, INC.

RIOT BLOCKCHAIN, INC.

As used in this Annual Report on Form 10-K, the terms "we", "us", "our", the "Company", "Riot Blockchain, Inc." and "RIOT" mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as "expects," "anticipates," "plans," "will," "should," "could," "forecasts," "projects," "intends," "estimates," and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	The uncertainty of profitability;
•	High volatility in the value attributable to our business model and assets;
•
Rapid change in the regulatory and legal environment in which we operate with many unknown future challenges to operating our business in a lawful manner or which will require our business or the businesses in which we invest to be subjected to added costs and/or uncertainty regarding the ability to operate;

•	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms; and
•	Other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required under applicable law. We cannot guarantee future results, levels of activity, performance or achievements.

INDUSTRY AND MARKET DATA

Information regarding market and industry statistics contained in this Annual Report on Form 10-K has been obtained from industry and other publications that we believe to be reliable, but that are not produced for purposes of securities filings. We have not independently verified any market, industry or similar data presented in this Annual Report and cannot assure you of its accuracy or completeness.  Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. As a result, investors should not place undue reliance on any such forecasts and other forward-looking information.

PART I

ITEM 1. BUSINESS

Overview
Distributed blockchain technology is a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable and permanent way of storing records and other information without the need for intermediaries. Digital cryptocurrencies serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account. Examples of cryptocurrencies include: Bitcoin, Bitcoin Cash and Litecoin.  Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management and governance

Cryptocurrencies are decentralized digital currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The network is an online, peer-to-peer network that hosts the public transaction ledger, known as the blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a cryptocurrency network, every peer has its own copy of the blockchain, which contains records of every historical transaction - effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply of and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the cryptocurrency. Since transfers do not require involvement of intermediaries or third parties, there are currently little or no transaction costs in direct peer-to-peer transactions. Units of cryptocurrency can be converted to fiat currencies, such as the US dollar, at rates determined on various exchanges, such as Coinsquare in Canada, Coinbase, Bitsquare, Bitstamp and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe cryptocurrencies can offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

•	Acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;
•	Immediate settlement;
•	Elimination of counterparty risk;
•	No trusted intermediary required;
•	Lower fees;
•	Identity theft prevention;
•	Accessible by everyone;
•	Transactions are verified and protected through a confirmation process, which prevents the problem of double spending;
•	Decentralized – no central authority (government or financial institution); and
•	Recognized universally and not bound by government imposed or market exchange rates.

However, cryptocurrencies may not provide all of the benefits they purport to offer at all or at any time.

Bitcoin was first introduced in 2008. Bitcoin is a consensus network that enables a new payment system and a completely digital money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, we believe Bitcoin can be viewed as cash for the Internet. The Bitcoin network shares a public ledger called the "blockchain". This ledger contains every transaction ever processed, allowing a user's computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing all users to have full control over sending bitcoins from their own Bitcoin addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in bitcoins for this service. This is often called "mining".

As with many new and emerging technologies, there are potentially significant risks.  Businesses (including the Company) which are seeking to develop, promote, adopt, transact or rely upon blockchain technologies and cryptocurrencies have no track record and operate within an untested new environment.  These risks are not only related to the businesses the Company pursues, but the sector and industry as a whole, as well as the entirety of the concept behind blockchain and cryptocurrency as value.  Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in "mining," which is the term for using the specialized computers in connection with the blockchain for the creation of new units of cryptocurrency.

The Company, since late 2017, has directed its efforts towards blockchain and cryptocurrency businesses.  Specifically, the Company has begun to enter businesses involving cryptocurrencies and intends, in the near, future, to consider entering and evolving businesses related to these types of cryptocurrencies.  This strategy represents a departure from the Company's historical mission following several failed efforts to obtain regulatory approval for new drugs and the manufacture and distribution of specialized medical equipment.   The Company experienced large accumulated losses from those efforts and determined to control expenses and seek to curtail ongoing losses expected from those efforts which were effectively ended after a new management team and board of directors joined the Company during 2017 and early 2018.

New Business Initiative in Blockchain and Cryptocurrency Mining.

The Company is building a cryptocurrency mining operation, operating specialized computers (also known as "miners") that generate cryptocurrency (primarily Bitcoin).   As of December 31, 2017, the Company owned 1,200 miners acquired with the Kairos Global Technology, Inc., ("Kairos") acquisition in November 2017. During February 2018 in two separate transactions the Company acquired an additional 6,800 miners bringing the total miners owned to 8,000.  During February 2018, Kairos entered into a lease agreement for approximately a 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease the Company began consolidating all of its miners at the data center facility.  As of March 31, 2018, approximately 3,500 of the miners were installed and operating.

The Company utilizes specialized servers manufactured by Bitmain. Many of these servers are in short supply and the cost of acquisition of servers especially in large quantities, when available, varies widely.   The Company has acquired all of its servers from third parties, some of whom were shareholders in the Company as well, and certain of the acquisitions have included access to operating facilities, support and related equipment for which the Company has paid a premium over the listed retail cost from the manufacturers.  The Company's current facility in Oklahoma was obtained as part of its overall transaction with Prive.  It is expected that this shortage condition may continue and that in order to continue to grow the Company may need to continue to source mining equipment that may become available from third parties.  We participate in mining pools wherein groups of miners associate to pool resources and earn cryptocurrency together allocated to each miner according to the "hashing" capacity they contribute to the pool.  As it relates to Bitcoin, the hash rate is the speed at which a computer is completing an operation in the Bitcoin code, and hashing capacity would be a miner's total output.  A higher hash rate increases the opportunity of solving the next block and receiving the mining reward.  Mining pools were established to help limit the variance involved with competing to solve blocks.  As more and more miners competed for the limited supply of blocks, individuals found that they were working for months without finding a block and receiving any reward for their mining efforts.  To address this variance, miners started organizing into pools to share mining rewards more evenly on a pro rata basis based on total hashing capacity contributed to the mining pool.

In addition to mining, we are seeking to pursue our diversified blockchain and cryptocurrency focused strategy, in part through targeted investments in, and acquisitions of, businesses and assets within the blockchain ecosystem. As of December 31, 2017, we owned approximately 12.9% of goNumerical Ltd., (d/b/a "Coinsquare") which operates a leading Canadian exchange for purchasing and selling cryptocurrencies.  We also invested $200,000 in a convertible note of Verady, LLC, which seeks to provide accounting, audit and verification services for blockchain based assets such as cryptocurrencies.  We also own approximately 52% of Tess Inc., ("Tess") which is developing TessPay and other blockchain solutions for telecommunications companies. TessPay is a payments ecosystem for component and sub-component supply chain settlements (payments).  Subsequent to December 31, 2017, we formed Digital Green Energy Corp., a wholly owned subsidiary, which is seeking to identify environmentally friendly projects with large energy capacity and a cost-effective rate for energy for cryptocurrency mining operations and data center projects.

Logical Brokerage Corp

On March 27, 2018 we acquired 92.5% of Logical Brokerage Corp. ("Logical Brokerage") for a $600,000 cash payment. Logical Brokerage is registered with the Commodity Futures Trading Commission ("CFTC") as an introducing broker and a member of the National Futures Association ("NFA").  The Company believes that Logical Brokerage will allow the Company to investigate the establishment of a futures brokerage operation and a U.S. digital currency exchange operating lawfully in several states, and a futures brokerage operation, although there can be no assurance the Company will be successful. Neither the CFTC nor the NFA regulate spot-market digital currency exchanges or activity, although the CFTC's jurisdiction is implicated when there is fraud or manipulation involving a virtual currency traded in interstate commerce.

Business Profile and Risks

The decision to pursue blockchain and digital currency businesses exposes the Company to risks associated with a new and untested strategic direction.  The prices of digital currencies have varied wildly in recent periods and reflects "bubble" type volatility, meaning that high prices may have little or no merit, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting.  The results of the Company's mining operations are expected to be reported under the fair value method of accounting under present accounting rules and the nature of its affairs may require it to become registered as an investment company, if the cryptocurrency we own, acquire or mine were to be deemed an investment security by the SEC, although we do not believe any of the cryptocurrencies we own, acquire or mine are securities.  We do not believe that we are engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. As of December 31, 2017, we do not believe we are an inadvertent investment company, however resolution of pending comments received from the SEC have not been concluded and this issue has not been resolved by SEC rules or regulations. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning cryptocurrency treatment.   If so required, we may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities or cryptocurrency.

Competition

In cryptocurrency mining, companies, individuals and groups generate units of cryptocurrency through mining. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers.  Miners may organize themselves in mining pools. A mining pool is created when cryptocurrency miners pool their processing power over a network and mine transactions together. Rewards are then distributed proportionately to each miner based on the work power contributed. Mining pools became popular when mining difficulty increased. Mining pools allow miners to pool their resources so they can generate blocks quickly and receive rewards (i.e., fractions or units of cryptocurrency) on a consistent basis instead of mining alone where rewards may not be received for long periods. The Company currently participates in mining pools and may decide to invest in mining pools.  The Company competes or may in the future compete with other companies that focus all or a portion of their activities on owning or operating cryptocurrency exchanges, developing programming for the blockchain, and mining activities.  At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.  Published sources of information include "bitcoin.org" and "blockchain.info"; however, the reliability of that information cannot be assured.

There are several public companies, such as the following, that may be considered to compete with us, although we believe there is no Company that offers the same scope of activities as we do.

•	Overstock.com Inc
•	Bitcoin Investment Trust
•	Blockchain Mining Ltd
•	DMG Blockchain Solutions
•	Hashchain Technology Inc
•	Hive Blockchain Technologies Inc
•	Hut 8 Mining Corp
•	MGT Capital Investments Inc

Products and Services

Cryptocurrency Mining – Riot operates a facility that hosts cryptocurrency mining equipment for the sole purpose of mining cryptocurrencies (primarily Bitcoin, as well as Litecoin and Bitcoin Cash).  We are working to expand the capabilities at our existing facility and anticipate seeking to establish additional mining facilities. Also, in the future, Riot may leverage our expertise to offer managed services for other mining sites.  We do not offer outside parties the ability to purchase cloud mining "as a service" or hosted mining services.  Our facility and mining platform are operating with the primary intent of accumulating bitcoin and other cryptocurrencies.  We may sell cryptocurrency holdings for fiat currency from time to time. When fully deployed, our mining operation in Oklahoma will host 8,000 ASIC miners utilizing approximately 12 megawatts of power supplied to our leased facility.  The estimated hashing rate generated from our mining operation is expected to be over 110 PH/s upon full deployment.  This is an estimate only and actual outputs of the mine is subject to changes in the difficulty rates associated with the bitcoin network and other conditions that impact our mining output.

Cryptocurrency Exchange – Riot may in the future offer exchange services intended for use by retail and institutional investors.  Riot is actively investigating the launch of an exchange that would provide secure and regulatory compliant access to services which exchange digital currencies like Bitcoin, Ethereum, Litecoin and Bitcoin Cash.  This exchange may pursue offering additional investment products in the future, such as futures and securitized token trading.  Any availability of these offerings would be determined based on regulatory requirements and guidance and market conditions.

Performance Metrics – Hashing

Riot operates mining hardware which performs computational operations in support of the blockchain measured in "hash rate" or "hashes per second".  The original equipment used for mining bitcoin utilized the Central Processing Unit (CPU) of a computer to mine various forms of cryptocurrency.  Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (GPU), which offers significant performance advantages over CPUs.  General purpose chipsets like CPUs and GPUs have since been replaced in the mining industry by Application Specific Integrated Circuits (ASIC) chips like those found in the Bitmain Antminer S9.  These ASIC chips are designed specifically to maximize the rate of hashing operations. The latest equipment utilized in Riot's mining operations performs approximately 13.5 - 14 terahash per second (TH/s) per unit.  This is the current state of the art for mining hardware.  Riot measures our mining performance and competitive position based on overall hash rate being produced in our mining sites.  We believe that our current inventory of Antminer S9 equipment establishes us as being amongst the top public companies in the United States mining cryptocurrency.

Government Regulation

Government Regulation of blockchain and cryptocurrency is largely non-existent at present and is being actively considered by the United States federal government via a number of agencies (SEC, CFTC, Federal Trade Commission ("FTC") and the Financial Crimes Enforcement Network ("FinCEN") of the U.S. Department of the Treasury) and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities in which we participate or may participate in the future.  Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business (NASDAQ, NYSE, FINRA, state securities commissions).  We have received numerous questions through comment letters about our business from the SEC and have sought to respond to all SEC questions, although until satisfactorily resolved, open comments may delay or prevent registration of our securities under the Securities Act of 1933 (as amended) (the "Securities Act") and may require amendment of our filings.  We have received several information requests from NASDAQ and are seeking to comply by providing all information that is sought.

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally.  Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to our businesses, or when they will be effective.  For example, in comment letters on our filings with the SEC it appears that the SEC is contemplating whether the inclusion of cryptocurrencies as "securities" is supported under applicable law or if new laws will be required.  Various bills have also been proposed in congress for adoption related to our business which may be adopted and have an impact on us.  The offer and sale of digital assets in initial coin offerings, which is not an activity we expect to pursue, has been a central focus of recent regulatory inquiries.  However, as the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, including for our mining and other activities.  Our mining may become subject to regulation under the Securities Act and/or the Investment Company Act of 1940 (the "Investment Company Act"), if the SEC takes the position that our mining of cryptocurrencies constitutes the holding of securities or investment securities, as such terms are understood under such acts.  See "Risk Factors".

Intellectual Property

We actively use specific hardware and software for our cryptocurrency mining operation.  In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, Riot intends to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations.  We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others.  In addition, we anticipate developing certain proprietary software applications for purposes of our cryptocurrency mining and our planned cryptocurrency exchange operations.

Legacy Business - Animal Health IP

We have an animal health patent portfolio relating to our prior operating activities, which originated under the exclusive license agreement with Washington University in St. Louis ("WU"), under which we obtained intellectual property rights to WU's patent estate.  This extensive portfolio consists of both patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products that we previously had under development.  The term of the WU License Agreement ends upon the expiration of the last patent to expire.  Patents in the estate have expiration dates ranging from 2010 to 2019.  WU has filed, and continues to expand and extend the patent coverage of the WU technology.  We reimburse WU for the costs of such patent filings, namely prosecution and maintenance fees.  Additional patents in the animal health portfolio have been filed by us outside of the WU License Agreement.

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

The Company's animal health intellectual property has been licensed under the long-term agreement Ceva agreement under which the licensee is developing drugs for commercial use in non-human mammals.

Research and Development

We are actively conducting research and development into advanced methods of managing cryptocurrency mining operations at scale.  This includes monitoring software, management tools, and programmable hardware components for gathering data and the configuration of mining equipment.  At the core of this work is an investment into software development around at scale management of the Bitmain "Antminer" family of systems.  These devices have an application interface that is accessible to users for the purposes of automation, monitoring and software maintenance.  The existing software that is provided directly from the manufacturer is not designed for the scale or size of our operation. Our team of engineers have been developing source code designed to support thousands of individual mining devices. The mining operations rely on this technology to streamline our daily system management, provide near real time reporting of faults and deliver configuration updates to the entire fleet of miners. We have also adapted these technologies to leverage cloud computing in order to offer access to these tools across a global footprint of mining sites.

Employees

As of March 31, 2018, we had nine employees, all of whom are full-time.  In addition, Tess, of which we own 52%, had 13 full time employees as of March 31, 2018.  We believe our employee relations to be good. Currently, our activities rely on the services of consultants and operators of data centers under support agreements to maintain our servers and for other activities.

Since entering the blockchain industry in October 2017, we have terminated all of our employees related to our historical businesses with the exception of certain accounting personnel.

Corporate Information

Our principal executive offices are located at 202 6th Street, Suite 401, Castle Rock, CO 80104, where our legacy life sciences businesses were located and the location where our records are kept and the principal business address for our accounting staff.  Our principal operating location commencing in 2018, is the newly leased 107,000-square foot data center facility in Oklahoma City, Oklahoma. We were incorporated on July 24, 2000 in the state of Colorado under the name AspenBio, Inc., which was subsequently changed to AspenBio Pharma, Inc.  In December 2012, we changed our name to Venaxis, Inc., in 2016 we changed our name to Bioptix, Inc., and effective October 19, 2017 we changed our name to Riot Blockchain, Inc. Our website address is www.riotblockchain.com.  Our telephone number is (303) 794-2000.

Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the SEC under the Securities Exchange Act of 1934, as amended.  These documents may also be accessed on our website: www.riotblockchain.com.  These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC.  The information contained in, or that can be accessed through, the website is not part of this Annual Report.  These documents may also be found at the SEC's website at www.sec.gov.

ITEM 1A. — RISK FACTORS

An investment in the Company's common stock involves a high degree of risk, and an investor should only purchase the Company's securities if he or she can afford to suffer the loss of his or her entire investment. In determining whether to purchase the Company's common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report and the Company's other public filings before making a decision to purchase the Company's securities. In addition to the risks discussed below, other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in those forward-looking statements. See also "Forward-Looking Statements."

General Risks
We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.
We are not profitable and have incurred losses since our inception.  We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.  We were previously engaged in veterinary and life science‑oriented businesses and were not successful in those businesses.  In late 2017, we determined to instead pursue a blockchain and digital currency‑related business, initially through investments in existing companies.  Our initial efforts in this new business will focus primarily on bitcoin mining and the establishment of a cryptocurrency exchange and a futures brokerage operation.  Currently, however, our only operations are at our bitcoin mining facility ("mine") in Oklahoma, and that mine is still in a relatively early stage of development.  Our current strategy is new and unproven, is in an industry that is itself new and evolving, and is subject to the risks discussed below.  This strategy, like our prior ones, may not be successful, and we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
Our costs are growing rapidly, which could seriously harm our business or increase our losses.
Our mining operations are costly, and we expect our expenses, including those related to acquisitions, to grow in the future.  This expense growth will continue as we broaden our network of computers to mine ("miners"), as we develop and implement an exchange feature, which will require more computing infrastructure, and as we hire additional employees to support potential future growth.  Our costs will be based on development growth of operations and may not be offset by a corresponding growth of our revenue.  We plan to continue to invest in our infrastructure to take advantage of various opportunities, potentially in countries and in activities where we do not expect significant short-term monetization, if any.  Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts.  In addition, we expect to incur marketing and other operating expenses to grow and expand our operations and to remain competitive.  Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.
We may be unable to raise additional capital needed to grow our business.
We will likely continue to operate at a loss, at least until our business becomes established, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements.  We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations.  If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline.  Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness and take other actions that would otherwise be in the interests of our shareholders, forcing us to maintain specified liquidity or other ratios.

Unfavorable general economic conditions in the U.S. and globally can adversely affect our business and our ability to obtain future financing.
Our business could be materially adversely affected by unfavorable general economic conditions, including effects of weak domestic and world economies.  Future volatility and disruption in worldwide capital and credit markets and any declines in economic conditions in the U.S., Europe or in other parts of the world could adversely impact our business and results of operations, particularly if the availability of financing for us is limited.
We have an evolving business model.
As cryptocurrency assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve.  In order to stay current with the industry, our business model may need to evolve as well.  From time to time, we may modify aspects of our business model relating to our product mix and service offerings.  We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.  We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.
We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our shareholders' ownership, increase our debt or cause us to incur significant expense; notwithstanding the foregoing, our growth may depend on our success in uncovering and completing such deals.

We commenced the implementation of our new strategy with our investment in Coinsquare and have made some other investments and acquisitions.  Most recently, we acquired Logical Brokerage Corp. to serve as a platform for our planned cryptocurrency exchange.  We may pursue, and our growth may depend upon our success in making, other investments in companies and acquisitions of businesses and assets and/or strategic alliances and joint ventures.  We have limited experience in acquiring other companies and forming strategic partnerships.  We may not be able to find suitable partners or acquisition candidates, and may not be able to complete such transactions on favorable terms, if at all.  If we make any acquisitions, we may not be able to integrate these acquisitions successfully into the existing business, and could assume unknown or contingent liabilities.

Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write‑offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations.  Integration of an acquired company may also disrupt ongoing operations and require management resources that we would otherwise focus on developing the existing business.  We may experience losses related to investments in other companies, which could harm our financial condition and results of operations.  Further, we may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture.

To finance any acquisitions or joint ventures, we may choose to issue shares of common stock as consideration, which could dilute the ownership of the shareholders.  Additional funds may not be available on terms that are favorable to us, or at all.  If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using stock as consideration.

We may pursue international projects, which could subject us to risks not generally applicable to our U.S. operations.
In the future, we may develop bitcoin mines and pursue other business opportunities in foreign countries.  Any international expansion efforts may require us to devote significant management and financial resources, diverting our attention from our U.S. operations, and we may not be successful in those efforts.  Potential future operations in foreign countries are subject to a number of particular risks, including:
•	exposure to local economic conditions;
•	potential adverse changes in the diplomatic relations of foreign countries with the U.S.;
•	hostility from local populations;
•	restrictions and taxes on the withdrawal of foreign investments and earnings;
•	imposition of government policies and regulations against business and energy usage by foreigners;
•	foreign investment restrictions or requirements;
•	limitations on our ability to legally enforce our contractual rights in foreign countries;
•	lack of protection of intellectual property rights;
•	regulations prohibiting or restricting the mining or exchange of cryptocurrencies;
•	conflicts between local laws and U.S. laws;
•	exposure to currency fluctuations;
•	withholding and other taxes on remittances and other payments by our subsidiaries; and
•	changes in and application of foreign taxation structures.
Any international business operations will also be subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA").  The FCPA and similar anti‑corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business.  We cannot provide assurance that our internal controls and procedures will protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work.  If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.

We may not be able to compete with other companies, some of whom have greater resources and experience.
We may not be able to compete successfully against present or future competitors.  We do not have the resources to compete with larger providers of similar services at this time.  The cryptocurrency industry has attracted various high‑profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do.  With the limited resources we have available, we may experience great difficulties in building our network of computers and creating an exchange.  Competition from existing and future competitors, particularly the many Canadian companies that have access to cheap energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business.  This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan.
The properties included in our mining network may experience damages, including damages that are not covered by insurance.
Our current operational mine in Oklahoma City is, and any future mines we establish will be, subject to a variety of risks relating to physical condition and operation, including:
•	the presence of construction or repair defects or other structural or building damage;
•	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;
•	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms; and
•	claims by employees and others for injuries sustained at our properties.

For example, a mine could be rendered inoperational, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine.  The security and other measures we take to protect against these risks may not be sufficient.  Additionally, our mines could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity.  Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage.  Our insurance does not cover any interruption of our mining activities, and may not be adequate to cover the losses we suffer as a result of any of these events.  In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines.  The potential impact on our business is currently magnified because we are only operating a single mine.
Our mines are also subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites.  Our mines are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations.  These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices.
If we fail to maintain the value and reputation of our brand, our value is likely to decline.
Our success depends on the value and reputation of our brand.  Our name is integral to our business as well as to the implementation of our strategies for expanding business.  Maintaining, promoting and positioning our reputation will depend largely on our ability to distinguish ourselves from other public cryptocurrency mining and trading companies and build public trust.  We have been adversely affected by recent negative publicity, including a CNBC report aired in February 2018.  If we continue to be portrayed negatively in the press, our public image and reputation could be tarnished, which could adversely affect our business and result in continued decreases in our stock price.
Our management team is new; loss of key members of management, or our inability to attract and retain qualified personnel could adversely affect our business.
Our success and future growth will depend to a significant degree on the skills and services of our senior management team.  The members of our senior management team were all recently hired in connection with our transition to our new business model:  our chief executive officer was hired in November 2017, our chief operating officer was hired in January 2018, and our chief financial officer was hired in February 2018, and we need to continue to grow our senior management team.  If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.  Furthermore, any future changes in our senior management team may be disruptive to our business.
The loss of key members of management could inhibit our growth prospects.  Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel.  As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and with a sound understanding of our business and the cryptocurrency industry.  The market for highly qualified personnel in this industry is very competitive.
We, and some of our current officers, have been named as parties to various lawsuits arising out of, or related to, allegedly false and misleading statements made in prior securities filings, and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.
A number of securities class action complaints and a shareholder derivative action have been filed against us and certain of our current officers and directors [as detailed more fully in Item 3, Legal Proceedings].  Shareholders have filed three class action complaints against us in three states, accusing us of violations of the federal securities laws based on purported material misrepresentations or omissions allegedly made by the Company.  Each class action complaint seeks unspecified money damages and other relief on behalf of a putative class of persons who purchased or otherwise acquired our common stock between November 13, 2017 and February 15, 2018.  The shareholder derivative case alleges similar disclosure violations and seeks unspecified monetary damages and corporate governance reforms.  If these matters cannot be resolved expeditiously, management's attention may be diverted to this matter and there can be no assurance that the litigation would be settled.  If the current litigation proceeds or if additional claims are filed, the legal and other costs associated with the defense of these actions and their ultimate outcomes could have a material adverse effect on our business, financial condition and results of operations.  While we expect insurance to cover many of the costs associated with defending such litigation, insurance coverage may be insufficient and could require a diversion of our resources.  There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; if we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.
As an SEC‑reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting.  Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.  Substantial work will continue to be required to further implement, document, assess, test and remediate our system of internal controls.  We will also need to retain a new principal accounting officer and other finance and accounting personnel in the future.
If our internal control over financial reporting is not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC, our common stock listing on the NASDAQ could be suspended or terminated and our stock price could materially suffer.  In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on us and divert management attention.

We may not be able to utilize our net operating loss carry forwards.

 At December 31, 2017, we had net operating loss carry forwards ("NOLs") for income tax purposes of approximately $105 million, expiring through 2037, and our subsidiaries had net operating loss carry forwards of approximately $2 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through 2037.  As of December 31, 2017, a subsidiary had a capital loss carry forward of approximately $1.1 million for federal and state tax purposes, which is available to offset future capital gains, if any, expiring through December 2020.  However, we do not know if or when we will have any earnings and capital gains against which we could apply these carry forwards.  Furthermore, as a result of changes in the ownership of our common stock, our ability to use our federal NOLs may be limited under Internal Revenue Code Section 382 and 383.  State NOLs are subject to similar limitations in many cases.  As a result, our substantial NOLs may not have any value to us.

In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act of 1940.

U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act.  Unless a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily control, we may be required to register and become subject to regulation under the Investment Company Act.  If bitcoin and other cryptocurrencies were to be deemed securities for purposes of the Investment Company Act, we would have difficulty avoiding classification and regulation as an investment company.

If we were deemed to be, and were required to register as, an investment company, we would be forced to comply with substantive requirements under the Investment Company Act, including limitations on our ability to borrow, limitations on our capital structure; restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.  If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy.  To avoid regulation under the Investment Company Act and related SEC rules, we could need to sell bitcoin and other assets which we would otherwise want to retain and could be unable to sell assets which we would otherwise want to sell.  In addition, we could be forced to acquire additional, or retain existing, income-generating or loss-generating assets which we would not otherwise have acquired or retained and could need to forgo opportunities to acquire bitcoin and other assets that would benefit our business.  If we were forced to sell, buy or retain assets in this manner, we could be prevented from successfully executing our business strategy.

We may be classified as an inadvertent investment company.

We believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However under the Investment Company Act a company may be deemed an investment company under section 3(a)(1)(C) if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

As a result of our investments and our mining activities, including investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company.  The cryptocurrency we own, acquire or mine may be deemed an investment security by the SEC, although we do not believe any of the cryptocurrencies we own, acquire or mine are securities.  An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act.  One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer's total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis.  As of December 31, 2017, we do not believe we are an inadvertent investment company, however resolution of pending comments received from the SEC have not been concluded and this issue has not been resolved by SEC rules or regulations. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning cryptocurrency treatment.   We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities or cryptocurrency or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

Changes in the U.S. tax and other laws and regulations may adversely affect our business.
The U.S. government may revise tax laws, regulations or official interpretations in ways that could have a significant adverse effect on our business, including modifications that could reduce the profits that we can effectively realize from our international operations, or that could require costly changes to those operations, or the way in which they are structured.  For example, the effective tax rates for most U.S. companies reflect the fact that income earned and reinvested outside the U.S. is generally taxed at local rates, which may be much lower than U.S. tax rates.  If we expand abroad and there are changes in tax laws, regulations or interpretations that significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced.  If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
Recently enacted U.S. tax reform legislation known colloquially as the "Tax Cuts and Jobs Act," among other things, makes significant changes to the rules applicable to the taxation of corporations, such as changing the corporate tax rate to a flat 21% rate, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, implementing a minimum tax on the "global intangible low-taxed income" of a "United States shareholder" of a "controlled foreign corporation," modifying certain rules applicable to United States shareholders of controlled foreign corporations, imposing a deemed repatriation tax on certain earnings and adding certain anti-base erosion rules.  We are currently in the process of analyzing the effects of this new legislation on us and at this time the ultimate outcome of the new legislation on our business and financial condition is uncertain.  It is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition.

The Company has received a subpoena from the SEC.
On April 9, 2018, the Company received a subpoena from the SEC requesting certain information from the Company.  The Company intends to fully cooperate with the SEC request.  The Company has notified its insurance carrier although there can be no assurance that the costs of compliance with the subpoena or any related matters will be eligible for insurance coverage.  Nevertheless, response to the subpoena will entail cost and management's attention. The Company believes that many companies engaged in blockchain and cryptocurrency businesses have received subpoenas from the SEC which presents an addtional industry risk. The existence of an investigation of the Company specifically and the industry generally could have a materially adverse effect on the Company, its business or operations, and the industry as a whole.
Cryptocurrency-Related Risks
Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.
As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal, and others allowing their use and trade but, in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, regulatory requirements, as well as unclear and evolving requirements.  Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.
Our change in our business strategy and name could subject us to increased SEC scrutiny.
We previously were engaged in veterinary‑ and life science‑oriented businesses (as a diagnostics company and then a research tools company), under the name Bioptix.  In late 2017, we determined to instead pursue a blockchain and digital currency (specifically bitcoin)‑related business, initially through investments in existing companies.  The SEC has announced that it is scrutinizing public companies that change their name or business model in a bid to capitalize upon the hype surrounding blockchain technology, and has suspended trading of certain of such companies.  SEC Chairman Jay Clayton warned that it is not acceptable for companies without a meaningful track record in the sector to dabble in blockchain technology, change their name and immediately offer investors securities without providing adequate disclosures about the risks involved.  As a result, we could be subject to substantial SEC scrutiny that could require devotion of significant management and other resources and potentially have an adverse impact on the trading of our stock.

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
The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol.  The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable.  The factors include, but are not limited to:
•	continued worldwide growth in the adoption and use of cryptocurrencies;
•	governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;
•	changes in consumer demographics and public tastes and preferences;
•	the maintenance and development of the open-source software protocol of the network;
•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•	the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;
•	general economic conditions and the regulatory environment relating to digital assets; and
•	negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.
Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors in our securities.
Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities.
A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services.  Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions.  We also may be unable to obtain or maintain these services for our business.  The difficulty that many businesses that provide bitcoin and/or derivatives on other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.  Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services.  This could occur as a result of compliance risk, cost, government regulation or public pressure.  The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over‑the‑counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies.  Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

We may face risks of Internet disruptions, which could have an adverse effect on the price of cryptocurrencies.
A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities.  Generally, cryptocurrencies are dependent upon the Internet.  A significant disruption in Internet connectivity could disrupt a currency's network operations until the disruption is resolved and have an adverse effect on the price of cryptocurrencies.
The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.
Crises may motivate large-scale purchases of bitcoin and other cryptocurrencies, which could increase the price of bitcoin and other cryptocurrencies rapidly.  This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of our inventory.  Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.
As an alternative to gold currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces.  How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our securities.  Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or any other cryptocurrencies we mine or otherwise acquire or hold for our own account.
Acceptance and/or widespread use of cryptocurrency is uncertain.
Currently, there is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities.  Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency.  Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset.  Price volatility undermines any cryptocurrency's role as a medium of exchange, as retailers are much less likely to accept it as a form of payment.  Market capitalization for a cryptocurrency as a medium of exchange and payment method may always be low.
The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services.  Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin or any other cryptocurrencies we mine or otherwise acquire or hold for our own account.
Transactional fees may decrease demand for bitcoin and prevent expansion.
As the number of bitcoin awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the bitcoin network will transition from a set reward to transaction fees.  Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoin and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoin that could adversely impact an investment in our securities.
In order to incentivize miners to continue to contribute to the bitcoin network, the bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block.  This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee.  If transaction fees paid for bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoin as a means of payment and existing users may be motivated to switch from bitcoin to another cryptocurrency or to fiat currency.  Decreased use and demand for bitcoin may adversely affect its value and result in a reduction in the price of bitcoin and the value of our securities.
We face risks from the lack of clarity in the corporate governance of many cryptocurrency systems.
Lack of clarity in the corporate governance of many cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming important obstacles.  Governance of many cryptocurrency systems is by voluntary consensus and open competition.  To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth, the value of our securities may be adversely affected.

Political or economic crises may motivate large-scale sales of bitcoin or other cryptocurrencies, which could result in a reduction in value and adversely affect us.
As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoin and ether, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events.  Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoin, ether and other cryptocurrencies either globally or locally.  Large-scale sales of bitcoin and ether or other cryptocurrencies would result in a reduction in their value and could adversely affect us.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.
It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin, ether, or other cryptocurrencies, participate in blockchains or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.
Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency.  Such restrictions may adversely affect us.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.
There is a lack of liquid markets, and possible manipulation of blockchain/cryptocurrency‑based assets.
Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets.  Stock exchanges have listing requirements, vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties.  These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform's controls and other policies.  The more lax a distributed ledger platform is about vetting issuers of digital assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of digital assets.  These factors may decrease liquidity or volume, or increase volatility of digital securities or other assets trading on a ledger-based system, which may adversely affect us.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.
Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.
We compete with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies through entities similar to us.  Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity.  The emergence of other financial vehicles and exchange‑traded funds have been scrutinized by regulators and such scrutiny and negative impressions or conclusions could be applicable to us and impact our ability to successfully pursue our new strategy or operate at all, or to establish or maintain a public market for our securities.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.
The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.
The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether.  This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.
Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.
We compete with other users and/or companies that mine cryptocurrencies and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrencies through entities similar to us.  Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity.

Our cryptocurrencies may be subject to loss, theft or restriction on access.
There is a risk that some or all of our cryptocurrencies could be lost or stolen.  Access to our coins could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet.  A hot wallet refers to any cryptocurrency wallet that is connected to the Internet.  Generally, hot wallets are easier to set up and access, but they are also more susceptible to hackers and other technical vulnerabilities.  Cold storage refers to any cryptocurrency wallet that is not connected to the Internet.  Cold storage is generally more secure, but is not ideal for quick or regular transactions.  We expect to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.
Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange servers, third-party platforms, cold and hot storage locations or software, or by other means.  We may be in control and possession of one of the more substantial holdings of cryptocurrency.  As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats.  Any of these events may adversely affect our operations and, consequently, our investments and profitability.  The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others.  Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.
Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet's public key or address is reflected in the network's public blockchain.  We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets.  To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency coins and such private keys may not be capable of being restored by any network.  Any loss of private keys relating to digital wallets used to store our or our client's cryptocurrencies could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.
Incorrect or fraudulent coin transactions may be irreversible.
Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred coins may be irretrievable.  As a result, any incorrectly executed or fraudulent coin transactions could adversely affect our investments and assets.
Coin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction.  In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network.  Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a coin or a theft of coin generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft.  It is possible that, through computer or human error, or through theft or criminal action, our coins could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.  Further, at this time, there is no U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency.  To the extent that we are unable to seek redress for such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.
Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.
The Office of Financial Assets Control of the US Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals ("SDN") list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently without our knowledge engage in transactions with persons named on OFAC's SDN list. Moreover, federal law prohibits any US person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions. To the extent government enforcement authorities or regulators literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.
Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective.  Many cryptocurrency networks face significant scaling challenges.  For example, cryptocurrencies are limited with respect to how many transactions can occur per second.  Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding, which would not require every single transaction to be included in every single miner's or validator's block.  However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.
The price of coins may be affected by the sale of coins by other vehicles investing in coins or tracking cryptocurrency markets.
The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver.  The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply.  To the extent that other vehicles investing in coins or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for coins, large redemptions of the securities of those vehicles and the subsequent sale of coins by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the inventory we hold.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.
There are risks related to shortages, technological obsolescence and difficulty in obtaining hardware.
Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining a bitcoin are lower than the price of a bitcoin.  The increase in interest and demand for cryptocurrencies has led to a shortage of mining hardware as individuals purchase equipment for mining at home and large‑scale mining evolves.  Furthermore, we currently exclusively use Bitmain Antminer bitcoin miners, which are the most advanced and powerful bitcoin miners currently available, and expect to need to obtain additional such miners.  Reports have been released which indicate that Bitmain adjusts the prices of its miners according to bitcoin prices, so the cost of new machines is unpredictable but could be extremely high.  Further, given supply limitations and competition from other industry participants, those miners can be difficult to obtain from Bitmain on a timely basis.  As a result, at times, we may obtain Bitmain miners and other hardware from third parties for increased prices, to the extent available.  For example, [in November 2017,] in order to facilitate the launch of our mining operations without the potential delay associated with acquiring miners directly from Bitmain, we purchased Bitmain miners at substantially above Bitmain's list prices.  Additionally, to keep pace with technologic advances and competition from other bitcoin mining companies, we will need to replace our miners and other equipment from time to time.  We may require substantial capital to replace our equipment and face challenges in doing so on a timely and cost-effective basis.  Also, because our miners are expected to require replacement in a relatively short amount of time, we expect to depreciate them over only a two-year period for financial reporting purposes, adversely affecting our reported operating results.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business and the value of our stock.
Our reputation and financial condition may be harmed by system failures, computer viruses and any inability to keep pace with advancements in technology.
The performance and reliability of our miners and our technology is critical to our reputation and our operations.  Because we currently only use Bitmain miners, if there are issues with those machines, our entire system could be affected.  Any system error or failure may significantly delay response times or even cause our system to fail.  Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business.  Our system and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, power loss, telecommunication failures, data and other security breaches, break-ins, sabotage, computer viruses, intentional acts of vandalism, and similar events.  Any interruption, delay or system failure could result in financial losses, a decrease in share prices and damage to our reputation.

Because there has been limited precedent set for financial accounting of bitcoin and other digital assets, the determination that we have made for how to account for digital assets transactions may be subject to change.
Because there has been limited precedent set for the financial accounting of digital assets and related revenue recognition and no guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition.  A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements.  Such a restatement could adversely affect the accounting for our newly mined coins and more generally negatively impact our business, prospects, financial condition and results of operation.  Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations [and potentially the value of any cryptocurrencies we hold or expects to acquire for our own account and harm investors].
We must comply with applicable laws, rules and regulations; the effect of any future regulatory change that affects us, our business or any cryptocurrency that we may mine or hold for others is impossible to predict, and such change could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.
Regulation of cryptocurrencies and cryptocurrency exchanges is currently undeveloped and likely to evolve rapidly, vary significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty.  Failure by our company to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines imposed by governmental authorities, including the SEC, the FTC, the FinCEN and one or more state regulatory authorities. Under certain circumstances, such failure by our company could also result in criminal sanctions.
As blockchain networks and blockchain assets have grown in popularity and in market size, governments and regulatory agencies have begun to take interest in, and in some cases regulate, their use and operation to the extent that a government or quasi-governmental agency exerts regulatory authority over a blockchain network or asset upon which our business relies, our business could be adversely affected.  Blockchain networks currently face an uncertain regulatory landscape in many jurisdictions. The effect of any future legal or regulatory change is impossible to predict, but such laws, regulations or directives may directly and negatively impact our business.
Governments may in the future curtail or outlaw the acquisition, use or redemption of cryptocurrencies.  Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction.  Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation.  Judicial determinations may also have an adverse impact on the trading of cryptocurrencies.
On July 25, 2017, the SEC released an investigative report which states that the United States would, in some circumstances, consider the offer and sale of cryptocurrencies pursuant to an initial coin offering ("ICO") subject to federal securities laws.  Thereafter, China released statements and took similar actions, but subsequently blocked ICOs and cryptocurrency exchanges.  Although we do not currently participate in ICOs, our potential clients and customers related to our cryptocurrency exchange business, if and when we launch such an exchange,  may participate in ICOs and these actions may be a prelude to further action that chills widespread acceptance of blockchain and cryptocurrency adoption and have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.  In particular, China is a large market that might indicate larger worldwide trends, so its restrictions related to ICOs and domestic and foreign exchanges may have wider implications for the cryptocurrency industry.  Moreover, in the United States some cryptocurrencies that we may wish to offer, such as ether, may have been issued in whole or part as part of an ICO.  It is unclear what view the SEC might ultimately take with regard to cryptocurrencies that are of the character of cryptocurrencies if they were initially issued in whole or part as part of an ICO.  If the SEC were to deem all cryptocurrencies issued as part of ICOs as securities, we may be required to seek certain licenses we currently are not intending to acquire, and this could have an adverse impact on our operations.
Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency.  Similar actions by governments or regulatory bodies (such as an exchange on which our securities are listed, quoted or traded) could result in restriction of the acquisition, ownership, holding, selling, use or trading in our securities.  Such a restriction could result in us liquidating our inventory at unfavorable prices and may adversely affect our shareholders and have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, raise new capital or maintain a securities listing with an exchange (such as our current listing with NASDAQ), which could have a material adverse effect on our business, prospects or operations and harm investors in our securities.

Cryptocurrency Mining-Related Risks
Our future success will depend in large part upon the value of bitcoin; the value of bitcoin and other cryptocurrencies may be subject to pricing risk and has historically been subject to wide swings.
Our operating results will depend in large part upon the value of bitcoin.  Specifically, our revenues from our bitcoin mining operations will be based upon two factors: (1) the number of bitcoins we mine and (2) the value of bitcoin.  In addition, our operating results will be directly impacted by changes in the value of bitcoin, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we will be marking bitcoin to fair value each quarter).  This means that our operating results will be subject to swings based upon increases or decreases in the value of bitcoin.  Furthermore, our new strategy initially focuses almost entirely on bitcoin (as opposed to other cryptocurrencies). Further, our current application-specific integrated circuit ("ASIC") machines (which we refer to as "miners") are principally utilized for mining bitcoin and bitcoin cash and cannot mine other cryptocurrencies, such as ether, that are not mined utilizing the "SHA-256 algorithm." If other cryptocurrencies were to achieve acceptance at the expense of bitcoin or bitcoin cash causing the value of bitcoin or bitcoin cash to decline, or bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm our miners were not specialized for, or the value of bitcoin or bitcoin cash were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors.
Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms.  Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions.  Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, inflating and making their market prices more volatile or creating "bubble"‑type risks.
We may not be able to realize the benefits of forks.
To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software.  However, if less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a "fork" of the network, with one prong running the pre-modified software and the other running the modified software.  The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability.  Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset.  Different metrics adopted by industry participants to determine which is the original asset include:  wishes of the core developers of a cryptocurrency, blockchains with the greatest amount of hashing power contributed by miners or validators, or blockchains with the longest chain.  A fork in the network of a particular cryptocurrency could adversely affect an investment in our securities or our ability to operate.
We may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect an investment in our securities.  If we hold a cryptocurrency at the time of a hard fork into two cryptocurrencies, we would be expected to hold an equivalent amount of the old and new assets following the fork.  However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons.  For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new cryptocurrency exceed the benefits of owning the new cryptocurrency.  Additionally, laws, regulation or other factors may prevent us from benefitting from the new asset even if there is a safe and practical way to custody and secure the new asset.

There is a possibility of cryptocurrency mining algorithms transitioning to proof of stake validation and other mining‑related risks, which could make us less competitive and ultimately adversely affect our business and the value of our stock.
Proof of stake is an alternative method in validating cryptocurrency transactions.  Should the algorithm shift from a proof‑of‑work validation method to a proof‑of‑stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower‑priced electricity, processing, real estate, or hosting) less competitive.  We, as a result of our cryptocurrency mining operations, may be exposed to risk in the future as a result, and may be negatively impacted if a switch to proof of stake validation were to occur.  This may additionally have an impact on other various investments of ours, including how it may potentially affect transactional volume on Coinsquare or affect our strategy for investigating the launch of a cryptocurrency exchange in the United States.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoins earned by mining in the market, resulting in a reduction in the price of bitcoins that could adversely impact us, and similar actions could affect other cryptocurrencies.
Over the past two years, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation ASIC servers.  Currently, new processing power is predominantly added by incorporated and unincorporated "professionalized" mining operations.  Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers.  They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms.  As a result, professionalized mining operations are of a greater scale than prior miners and have more defined and regular expenses and liabilities.  These regular expenses and liabilities require professionalized mining operations to more immediately sell bitcoins earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods.  The immediate selling of newly mined bitcoins greatly increases the supply of bitcoins, creating downward pressure on the price of bitcoins.
The extent to which the value of bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation.  A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoin rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative.  In a low‑profit‑margin environment, a higher percentage could be sold more rapidly, thereby potentially reducing bitcoin prices.  Lower bitcoin prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable and remove mining power.  The network effect of reduced profit margins, resulting in greater sales of newly mined bitcoin, could result in a reduction in the price of bitcoin that could adversely impact us.
The foregoing risks associated with bitcoin could be equally applicable to other cryptocurrencies, whether existing now or introduced in the future.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin and any other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.
If a malicious actor or botnet obtains control of more than 50% of the processing power on a cryptocurrency network, such actor or botnet could manipulate blockchains to adversely affect us, which would adversely affect an investment in us or our ability to operate.
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all.  The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control.  The malicious actor could "double-spend" its own cryptocurrency (i.e., spend the same bitcoin in more than one transaction) and prevent the confirmation of other users' transactions for so long as it maintained control.  To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible.  The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised, but is only an example.
Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in bitcoin.  The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions.  To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power will increase, which may adversely affect an investment in us.  Such lack of controls and responses to such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.

Cryptocurrency inventory, including that maintained by or for us, may be exposed to cybersecurity threats and hacks.
As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors.  Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users' information.  Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred.  Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.
We are subject to risks associated with our need for significant electrical power.  Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.
The operation of a bitcoin or other cryptocurrency mine can require massive amounts of electrical power.  Further, our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a bitcoin are lower than the price of a bitcoin.  As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations at which that is the case.  There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations.  For example, the board of commissioners of Chelan County Public Utility District in Washington voted to stop reviewing applications for mining facilities following a review of the impact of existing operations.  Additionally, our mines could be materially adversely affected by a power outage.  Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a government restriction on electricity or a power outage.
If the award of coins for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may cease mining operations, which will likely lead to our failure to achieve profitability.
As the number of coins awarded for solving a block in a blockchain decreases, our ability to achieve profitability worsens.  Decreased use and demand for coins may adversely affect our incentive to expend processing power to solve blocks.  That is, if the award of coins for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may cease our mining operations.  For instance, the current fixed reward for solving a new block on the bitcoin blockchain is twelve‑and‑a‑half bitcoins per block, which decreased from 25 bitcoins in July 2016.  It is estimated that it will halve again in about four years.  This reduction may result in a reduction in the aggregate hash rate of the bitcoin network as the incentive for miners decreases.  Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions) and make digital currency networks more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on a blockchain, potentially permitting such actor or botnet to manipulate a blockchain in a manner that adversely affects our activities.  A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible.  Such events could have a material adverse effect on our ability to continue to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.
Our dependence on third-party software and personnel may leave us vulnerable to price fluctuations and rapidly changing technology.
Competitive conditions within the cryptocurrency industry require that we use sophisticated technology in the operation of our business.  We currently utilize third‑party software applications in our mining operations.  Further, we anticipate licensing Coinsquare software to run our planned exchange and that some of our operations may be conducted through collaboration with Coinsquare.  The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards.  New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive.  Additionally, it is possible that our dependence on Coinsquare could be adversely affected by potential changes to the North American Free Trade Agreement resulting from the ongoing renegotiations, or that U.S. regulators to which we are subject do not permit us to use third-party software or personnel or severely limit our ability to do so.  We may not be successful, generally or relative to our competitors in the cryptocurrency industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner.  During the course of implementing any such new technology into our operations, we may experience the system interruptions and failures discussed above.  Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations.

Risks Associated with our Exploratory Efforts to Launch a U.S. Cryptocurrency Exchange and Related Businesses
We may not successfully develop, market and launch any cryptocurrency exchange.
We are only in the early stages of investigating and planning the establishment of a cryptocurrency exchange. For a variety of reasons (including but not limited to the regulatory challenges and other risks discussed below), we could suffer significant delays in our efforts to establish such an exchange, and may ultimately not be successful in doing so. We will need to obtain additional management, regulatory compliance and technical expertise and devote substantial time and effort to this project. We also expect to need to raise additional funds (which may be seek by offering direct investments in this business) to pursue development of the exchange, and we may not be successful in raising that capital.  It is possible that the launch of our cryptocurrency exchange may never occur, and even if it is successfully developed, it is possible that it will not be accessed or utilized by a large number of users or will otherwise not achieve market acceptance.
If regulatory changes or interpretations require the regulation of bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Commodity Exchange Act or similar laws of other jurisdictions and interpretations by the SEC, Commodity Futures Trading Commission ("CFTC"), IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level.  To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expenses or burdens to us.
Regulatory developments, including current and future legislation, SEC rulemaking, interpretations released by a regulatory authority, and/or judicial decisions, may impact the manner in which bitcoin or other cryptocurrencies are viewed or treated for classification and clearing purposes.  In particular, bitcoin and other cryptocurrencies may not be excluded from the definition of "security" by SEC rulemaking or interpretations which require registration of all transactions, unless another exemption is available, including transacting in bitcoin or cryptocurrencies amongst owners, and require registration of trading platforms as "exchanges" such as Coinsquare or any exchange in which we may establish ourselves.  We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin and other cryptocurrencies under the law.  If we determine that we cannot, determine that we are not able to, or otherwise fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental actions.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.
We  may be required to register as a money services business with the FinCEN and as a money transmitter in states with applicable money transmitter regulations.
To the extent that our activities cause us to be deemed a money services business under the regulations promulgated by the FinCEN under the authority of the Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
Furthermore, to the extent that our activities cause us to be deemed a "money transmitter" under one or more state laws (e.g., engaging in the business of exchanging virtual for fiat currency or virtual for cryptocurrency) or we are engaged in other business involving digital currency activities that are regulated in any state in which we operate, such as business conducting cryptocurrency business activity in New York and requiring a so-called "Bitlicense," we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, cyber security, consumer protection, financial and reporting requirements, and maintenance of certain records and other operational requirements. Without a required money transmitter license, we could not engage in money transmitter activities with persons residing in the relevant state (or from such state), or engage in other activities (e.g., custody) requiring another license such as a Bitlicense.
We intend to initially obtain state money transmitter licenses, as necessary, on a state by state basis. In addition, it is possible that other regulations may apply to our spot exchange operations. For example, the SEC may take the view that cryptocurrencies may only be traded on or subject to the rules of a national securities exchange unless exempt from such requirements. The process of obtaining the necessary licenses can take an extensive period of time, and as a result we may initially operate our cryptocurrency spot exchange in a limited number of states. There is also a risk that necessary licenses will not be granted and that therefore we will be unable to establish an exchange in particular states, or at all.  If we are unable to establish a cryptocurrency exchange (at all or in certain states), or if we are delayed in doing so, such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy, which could have a material adverse effect on our business, prospects or operations.
To the extent that we need to register as a money services business or become licensed as a money transmitter or businesses engaged in digital currency business activity, and be subject to associated regulatory obligations, such obligations will cause us to incur additional expenses, possibly affecting an investment in us in a material and adverse manner.  In addition, to the extent we are found to have operated without appropriate state or federal licenses, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.

If we are successful in developing a spot exchange for trading cryptocurrencies like bitcoin, we will begin to store, process, and use data, some of which contains personal information.  This will subject us to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection, content and other matters.  Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention, or engagement, any of which could seriously harm our business
If we successfully launch a spot exchange for trading cryptocurrency, we will be subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including anti-money laundering, user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services.  These laws can be particularly restrictive in countries outside the United States.  Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change.  In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate.  Because we may store, process and use data, some of which contains personal information, we will likely be subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection, content and other matters.  Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention, or engagement, any of which could seriously harm our business.  If we do not comply with all of our requirements, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.
Cryptocurrency exchanges and other trading venues (including the Coinsquare exchange, in which we have an ownership interest) are relatively new and, in most cases, largely unregulated, and may therefore may be subject to fraud and failures, including security breaches that may result in a loss of all or some cryptocurrencies.
When cryptocurrency exchanges or other trading venues (whether involving the Coinsquare exchange, in which we currently have an ownership interest, or any exchange or trading venue we establish) are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in cryptocurrency prices or confidence, impact our success and have a material adverse effect on our ability to continue as a going concern or to pursue this new strategy at all, which could have a material adverse effect on our business, prospects or operations.
Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, derivatives on commodities or currencies.  For example, during the past three years, a number of exchanges offering bitcoin and other cryptocurrencies have closed due to fraud, business failure or security breaches.  In many of these instances, the customers of the closed exchanges were not compensated or made whole for the partial or complete losses of their account balances.  While smaller exchanges are less likely to have the infrastructure and capitalization that may provide larger exchanges with some stability, larger exchanges may be more likely to be appealing targets for hackers and "malware" (i.e., software used or programmed by attackers to disrupt computer operations, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action.  We do not expect any insurance for customer accounts to be available (such as federal deposit insurance) at any time in the future, putting customer accounts at risk of such events.  In the event that we face fraud, security failures, operational issues or similar events, such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.
Our introducing broker subsidiary is subject to oversight by the CFTC and the National Futures Association ("NFA").
In connection with our plan to establish a cryptocurrency spot exchange, our recently acquired subsidiary is a CFTC-registered introducing broker and is subject to oversight by the CFTC and the NFA.  The CFTC and NFA do not have functional oversight over cryptocurrency spot exchanges, but the CFTC has authority to bring cases based on fraud and manipulation.  As a result of this, we must comply with CFTC and NFA requirements applicable to introducing brokers, including complying with anti-money laundering requirements.  If we do not fully comply with all such requirements, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.

Risks Related to Intellectual Property
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.
We plan to rely upon trademarks, copyright and trade secret protection (and possibly also patents in the future), as well as non-disclosure agreements and invention assignment agreements with employees, consultants and third parties, to protect all confidential and proprietary information.  Significant elements of our intended products and services are based on unpatented trade secrets and know-how that are not publicly disclosed.  In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures.  Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information.  The security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully.  Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable.  In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us.  If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing the intended products and services.

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties.  For example, there could be issued patents of which we are not aware that our products infringe.  There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.  Moreover, patent applications are in some cases maintained in secrecy until patents are issued.  The publication of discoveries in scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed.  Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been, and is likely to continue to be, volatile; you might not be able to sell your shares at or above the price that you paid for them and we may not be able to stop the decline of our stock price.
The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by numerous factors, some of which are beyond our control; you might not be able to sell your shares at or above the price that you paid for them.  Our shares traded at below $4.00 per share for most of 2017.  Then, in October 2017, after we announced our new strategy to become an investor and operator in the blockchain ecosystem (with a particular focus on the bitcoin and Ethereum blockchains, and a strategic investment in Coinsquare) and our related name change to Riot Blockchain, our stock price began to increase rapidly (like that of other companies that made similar announcements), closing at a high of over $38 per share in December 2017.  Subsequent to that, our stock price decreased significantly.  On April 12, 2018, the closing price of our common stock was $7.47 per share.  We believe that this decrease was due in part to negative television reports and other recent bad publicity regarding us, including the CNBC report aired in February 2018.  As of the date of this filing, we are still suffering from unfavorable reporting and if we continue to be portrayed negatively in the press, our stock price could be further adversely affected.
In addition, the trading prices of bitcoin have been highly unpredictable, and the trading prices of our common stock has been directly correlated with these fluctuations.  Specifically, we have experienced adverse effects on our stock price when the value of bitcoin has fallen, and we anticipate similar outcomes as our worth tracks the general status of cryptocurrency.  Furthermore, if the market for bitcoin company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition.  That is, our shares are subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of cryptocurrencies or blockchains generally, factors over which we have little or no influence or control.  The trading price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.
In addition, our success, our share price, and the interest in investors and the public in us as an early entrant into the blockchain and cryptocurrency ecosystem may in large part be the result of our early emergence as a publicly traded company in which holders of appreciated cryptocurrency have an opportunity to invest inflated cryptocurrency profits for our shares, which could be perceived as a way to maintain investing exposure to the blockchain and cryptocurrency markets without exposing the investor to the risk in a particular cryptocurrency.  Cryptocurrency holders have realized exponential value due to large increases in the prices of cryptocurrencies and may seek to lock in cryptocurrency appreciation.  Investing in our securities may be perceived as a way to achieve that result, but may not continue in the future.  As a result, the value of our securities, and the value of cryptocurrencies generally, may be more likely to fluctuate due to changing investor confidence in future appreciation (or depreciation) in market prices, profits from related or unrelated investments, or holdings of cryptocurrency.

Other factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	actual or anticipated fluctuations in our financial condition and operating results or those of companies perceived to be similar to us;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	commercial success and market acceptance of blockchain and bitcoin and other cryptocurrencies;
•	actions by our competitors, such as new business initiatives, acquisitions and divestitures;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	sales of our common stock by our officers, directors or significant shareholders;
•	other actions taken by our shareholders
•	future sales or issuances of equity or debt securities by us;
•	business disruptions caused by earthquakes, tornadoes or other natural disasters;
•	issuance of new or changed securities analysts' reports or recommendations regarding us;
•	legal proceedings involving our company, our industry or both;
•	changes in market valuations of companies similar to ours;
•	the prospects of the industry in which we operate;
•	speculation or reports by the press or investment community with respect to us or our industry in general;
•	the level of short interest in our stock; and
•	other risks, uncertainties and factors described in this annual report.
In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of the issuer.  These broad market fluctuations may negatively impact the price or liquidity of our common stock.  When the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer, and we have already been impacted in that way.  See "--We, and some of our current officers, have been named as parties to various lawsuits arising out of, or related to, allegedly false and misleading statements made in prior securities filings, and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer."

We have received a Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard from NASDAQ due to our failure to hold a shareholder meeting, and we must satisfy the requirements of a compliance plan to maintain our status as a NASDAQ-listed company; the risk of being delisted from NASDAQ puts the value of our stock in jeopardy and may negatively affect the liquidity of our stock.
We received a notification from NASDAQ indicating that since we did not hold our annual meeting of shareholders within 12 months of the end of 2016, we no longer comply with the Listing Rules for continued listing.  We failed to hold the meeting because we did not have a quorum of shareholders required for a vote.  In order to maintain our NASDAQ listing, we must satisfy the requirements of a plan of compliance that we submitted to, and was accepted by, NASDAQ.  That plan contemplates, among other things, holding our 2017 annual meeting of shareholders no later than May 15, 2018.
There is no assurance that we will be able to garner a quorum for the reconvened meeting.  If no shareholders meeting is then held, we will likely be delisted from NASDAQ.  Currently, we are the only NASDAQ-listed company that offers investors the opportunity to indirectly invest in cryptocurrency mining operations, which we believe to be a significant part of our value proposition.  If we are delisted from NASDAQ, our value proposition will be adversely affected, the liquidity of our stock would likely be adversely affected and the trading price of our common stock would likely decline.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports.  We may not obtain analyst coverage in the future.  Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time and/or provide more favorable relative recommendations about our competitors.  If analysts who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose (or never gain) visibility in the financial markets, which in turn could cause the stock price of our common stock or trading volume to decline.  Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company and our stock price could decline.

Because we do not intend to pay any cash dividends on our common stock, our shareholders will not be able to receive a return on their shares unless they sell them.
We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.  There is no assurance that shareholders will be able to sell shares when desired.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.   PROPERTIES.

As of December 31, 2017, the Company rents certain limited office and storage space under short-term arrangements.

On February 27, 2018 the Company's wholly-owned subsidiary Kairos Global Technology, Inc., a Nevada corporation, ("Tenant"), entered into a lease agreement (the "Lease") with 7725 Reno #1, LLC, an Oklahoma limited liability company (the "Landlord"), pursuant to which the Tenant is leasing an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  Pursuant to the terms of the Lease, the Initial Term of one year shall terminate on February 15, 2019, unless terminated earlier pursuant to the terms of the Lease. Tenant shall have the right to operate from the premises on a 24 hour/seven day a week basis. Provided Tenant is not in default under the Lease, Tenant shall have four one-year renewal options, subject to increases in base rent as provided in the Lease. At least three months, but no more than six months, prior to the expiration of the initial Lease term or renewal term, as applicable, Tenant shall give Landlord written notice of its intent to exercise the applicable renewal option, which also includes incremental payment for additional electric capacity delivery.  If Tenant does not elect to exercise a renewal option, all remaining renewal options, if any, shall terminate.

Base rent for the premises during the first 12 months shall be equal to $55.95/kW per month for a total of 4 Megawatts (MW) of available electrical power, or $223,800 per month.  Base rent is calculated based upon the monthly electrical power made available to Tenant within the premises, and not based on Tenant's actual usage.  Payment of rent commences immediately.  In connection with the Lease, Riot has agreed to guaranty Tenant's failure to make payment of base rent or additional rent pursuant to the Lease.  The lease contains an option whereby at the election of the Tenant after the effective date of the Lease, Landlord, at Landlord's expense, agrees to provide additional 12.5 kV transformer equipment to increase the electrical power available for Tenant's use by an additional 2MW.  Tenant agrees to pay $55.12/kW for the additional 2MW of power when it is made available and continuing for the remainder of the Initial Term and any Renewal Term(s).  Provided that Tenant is not in default under this Lease beyond any applicable notice and cure periods, Tenant may request Landlord to further increase the electrical power available, in increments from 6.01 MW up to 12.0 MW, by giving written notice to Landlord of the requested increase.  Landlord, at Landlord's expense, agrees to provide additional 12.5kV electrical transforming equipment to increase the electrical power available for Tenant's use by the additional MW requested by Tenant.  Effective as of the date the additional power is made available to Tenant, Base Rent will increase by an amount equivalent to the additional MW requested by Tenant multiplied by $55.12/kW.

On March 26, 2018, Kairos entered into a first amendment to the above lease (the "Lease Amendment"), whereby 7725 Reno agreed to increase the electrical power available for Kairos's use from 6MW to 12MW, and the base rent under the lease was increased to approximately $665,760 per month, effective as of the date when such additional power is available.

The Company believes that its leased facilities are adequate for its near-term needs.

ITEM 3.   LEGAL PROCEEDINGS.

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Riot Blockchain, Inc.'s shareholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3:18-cv-02293. The complaint asserts violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders that purchased Riot Blockchain, Inc. stock from November 13, 2017 through February 15, 2018. The complaint alleges that Riot Blockchain, Inc. and certain of its officers and directors (John O'Rourke and Jeffrey G. McGonegal) made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding Riot Blockchain, Inc.'s business plan in connection with its cryptocurrency business. The complaint requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.  The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit.

Two additional, nearly identical complaints were subsequently filed by Richard Roys and Bruce Greenawalt in the United District States Court for the Southern District of Florida (Roys v. Riot Blockchain Inc., et al., Case No. 9:18-cv-80225) and the United States District Court for the District of Colorado (Greenawalt v. Riot Blockchain Inc., et al., Case No. 1:18-cv-00440), respectively.  Mr. Roy's complaint also names Barry Honig, an investor in Riot Blockchain, Inc., as a defendant.  On March 27, 2018, the court closed the Roys case for administrative purposes.  On April 2, 2018, Mr. Greenawalt filed a notice of voluntary dismissal of his action, which the court entered on the same date.

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors (John O'Rourke, Jeffrey G. McGonegal, Andrew J. Kaplan, Jason Les and Eric So), as well as against Mr. Honig.  The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement.  The complaint seeks unspecific monetary damages and corporate governance changes.  The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit.

On April 9, 2018, the Company received a subpoena requesting document from the U.S. Securities and Exchange Commission.  We intend to fully cooperate with the SEC inquiry.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol "RIOT" (previously traded under the symbol "BIOP" from December 13, 2016 to October 18, 2017 and under the symbol "APPY" from August 28, 2007 to December 12, 2016). The following table sets forth, for the periods indicated, the high and low closing prices of our shares, on a post-split basis, as reported by www.Nasdaq.com.

Quarter ended	High	Low

March 31, 2016	$2.70	$1.62
June 30, 2016	$4.43	$2.63
September 30, 2016	$4.54	$2.94
December 31, 2016	$4.40	$2.31
March 31, 2017	$4.38	$3.08
June 30, 2017	$4.18	$3.42
September 30, 2017	$5.16	$3.48
December 31, 2017	$38.60	$6.45

As of April 12, 2018, we had approximately 1,030 holders of record of our common stock.

The closing price of our common stock on April 12, 2018 was $7.47 per share.

On October 2, 2017, the Company's Board of Directors approved a special cash dividend pursuant to which the holders of the Company's common stock and Series A Preferred Stock, received $1.00 for each share of Common Stock held, including each share of Common Stock that would be issuable upon conversion of the Series A Preferred Stock, on an as converted basis. The cash dividend totaled approximately $9,562,000 with a record date of the close of business on October 13, 2017 and payment date of October 18, 2017. Other than the above special cash dividend, during the last two fiscal years we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Company's common stock will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans Information

The Company currently has one equity compensation plan, The Riot Blockchain, Inc. 2017 Equity Incentive Plan (the "2017 Plan").  The Company currently provides stock-based compensation to employees, directors and consultants, under the 2017 Plan, as approved by the Company's shareholders on August 21, 2017. The Company's previous 2002 Stock Incentive Plan, as amended, was replaced by the 2017 Plan, with the 2002 Stock Incentive Plan continuing to govern the then outstanding grants and awards for 91,333 options and 157,000 shares of restricted common stock, but no additional grants to be made under that plan. The 2017 Plan was approved reserving 895,000 common shares under the Plan.

The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under the Plan as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	119,533	$9.02	329,000

Equity compensation plans not approved by security holders	—	—	—

Total	119,533	$9.02	329,000

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA.

Not required for Smaller Reporting Company.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.  See also "Forward-Looking Statements."

RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2017, the Company had approximate balances of cash and cash equivalents of $41,652,000, working capital of $41,350,000, total stockholders' equity of $48,869,000 and an accumulated deficit of $139,263,000. To date, the Company has in large part relied on debt and equity financing to fund its operations.

The recently completed Kairos and Tess acquisitions and the Coinsquare investment, as well as our new name, reflect a new focus being pursued by the Company (in addition to the historical legacy veterinary and life science oriented businesses of the Company).  The primary focus of the company is its cryptocurrency mining operations currently located in Oklahoma City and potentially establishment of other mining operations around the world, along with the Company's decision to investigate the launch of a cryptocurrency exchange in the United States. The decision to focus on blockchain and digital currency related operations and related risks is a strategic decision by the Company.  The Company's strategy is expected to be continuing to pursue new and emerging technologies that will continue to expose the Company to the numerous risks and volatility associated with this sector.

Effective January 14, 2017, the Company adopted a plan to exit the business of BiOptix Diagnostics, Inc. ("BDI"). The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017 of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. Accordingly, the historical results of BDI have been classified as discontinued operations for all periods presented as those results are meaningless and unrelated to the Company's current operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with our operations and new business development, including potential future acquisitions and the related capital and other costs that may be required for operations, as well as public company and administrative related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated operating cash needs for at least a year and a day from this filing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management's strategic plans include the following:

•	Continuing expansion of cryptocurrency mining operations;
•	Continuing to evaluate opportunities for investments in the blockchain and digital currency sector;
•	Exploring other possible strategic options and financing opportunities available to the Company;
•	Investigating the launch of a digital asset exchange in the United States; and
•	Evaluating options to monetize, partner or license the Company's assets, including the appendicitis product portfolio.

Revenues

2017 compared to 2016

Following the November 3, 2017 acquisition of Kairos, the Company began deriving revenues which totaled $173,000 for the period ended December 31, 2017, by providing transaction verification services within the digital currency networks for 2017. The previously reported revenues have been reclassified to discontinued operations.

During each of the years ended December 31, 2017 and 2016, $97,000 of net previously collected license payments under the License Agreement was recognized as revenue. In July 2012, the Company entered into an Exclusive License Agreement with Ceva Santé Animale S.A. under which the Company granted the licensee an exclusive royalty-bearing license to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (Company's Animal Health Assets).  The net total payments received under this agreement were recorded as deferred revenue and are being recognized as revenue over future periods.See further discussion regarding the License Agreement under the heading "Liquidity and Capital Resources."

Cost of Revenues

2017 compared to 2016

Following the November 3, 2017 acquisition of Kairos, the Company began incurring costs of revenues which totaled $25,000 in 2017, for facilities, utilities, primarily electricity and other direct production costs associated with providing transaction verification services. The previously reported cost of revenues has been reclassified to discontinued operations.

Selling, General and Administrative Expenses

2017 compared to 2016

Selling, general and administrative expenses in the year ended December 31, 2017 totaled $7,294,000, which is an approximately $2,882,000, or 65%, increase as compared to $4,411,000 in the year ended December 31, 2016. Compensation related expenses increased by approximately $3,2238,000 in increased stock based compensation due to both increased equity awards and higher value of awards due to the increased share prices in 2017. Legal, accounting and consulting expenses increased by approximately $197,000 for the year ended December 31, 2017 due to additional legal services on various matters, additional consultants engaged in 2017 primarily for IR / PR services and costs associated with a change in audit firms. A decrease in strategic evaluation costs of approximately $386,000 related to the completion of strategic evaluations in 2016.

Research and Development

2017 compared to 2016

Research and development expenses in the year ended December 31, 2017 totaled $20,000, which is an approximately $229,000, or 92%, decrease as compared to $249,000 in the year ended December 31, 2016. Substantially all of the decrease was due to winding down development and commercialization of the legacy APPY2 and APPY1 human health operations that were suspended in the year ended December 31, 2016.

Depreciation and Amortization

2017 compared to 2016

Depreciation and amortization expenses in the year ended December 31, 2017 totaled $891,000, which is an approximately $262,000, or 42%, increase as compared to $629,000 in the year ended December 31, 2016. Depreciation and amortization expense in 2017 included approximately $615,000 associated with the depreciation of servers and related equipment, being depreciated over an estimate two-year useful life, associated with providing transaction verification services associated with the acquired digital currency operations. Amortization expenses for the year ended December 31, 2016 also included approximately $535,000 in patent charges.

Other Income and Expense

2017 compared to 2016

Interest expense for the year ended December 31, 2017 totaled $4,807,000, compared to $30,000 for the year ended December 31, 2016.  The interest expense in the 2017 period primarily related to the accrual of interest on the March 2017 convertible note offering combined with the interest recognized in the period from the accretion of values allocated to the value of the warrants and the beneficial conversion feature computed upon the release of the securities from escrow. Interest in 2016 primarily related to the mortgage loans on the building that were paid off in the first quarter of 2016 upon the building's sale. For the year ended December 31, 2017, the Company recognized an inducement expense of $174,000, recorded as the estimated inducement value of warrants exercised at a reduced exercise price for a temporary period. For the year ended December 31, 2017, the Company recorded investment income of approximately $99,000, compared to investment income of $122,000 in the year ended December 31, 2016, with the difference resulting from average lower invested balances and lower rates on average investments with shorter maturities.

In 2016, the Company sold its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,943,000 and generated approximately $1,809,000 in net cash after expenses and mortgage payoffs.

Income Taxes

No income tax benefit was recorded on the loss for the year ended December 31, 2017, as management of the Company was unable to determine that it was more likely than not that such benefit would be realized. At December 31, 2017, the Company had net operating loss carry forwards for income tax purposes of approximately $105 million, expiring through 2037. As of December 31, 2017, the Company's subsidiaries had net operating loss carry forwards of approximately $2 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through 2037. As of December 31, 2017, the Company's subsidiary had a capital loss carry forwards of approximately $1.1 million for federal and state tax purposes, which are available to offset future capital gains, if any, expiring through December 2020.

The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 and 383 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. The tax years 2013 through 2017 remain open to examination by federal agencies and other jurisdictions in which the Company operates.

Utilization of the subsidiaries' net operating losses are subject to certain limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, we had working capital of $41,350,000, which included cash and cash equivalents of $41,652,000.  We reported a net loss of $19,971,000, consisting of a net loss from continuing operations of $16,428,000 and a net loss from discontinued operations of $3,543,000, during the year ended December 31, 2017.  The net loss from continuing operations included $13,099,000 in non-cash items consisting of an impairment charge of $5,218,000, amortization of debt discount and warrant values to interest of $4,750,000, stock-based compensation totaling $2,590,000, common stock issued for services totaling $1,178,000 and depreciation and amortization totaling $891,000, net of $1,609,000 of deferred income tax benefit and other noncash items totaling $81,000.

In March 2017 and December 2017, the Company completed two private placements, under the Company received total net proceeds after offering expenses of $38,451,000 from the sale of 2,546,113 shares of common stock, including the issuance of 2,546,113 warrants.

In March 2017, the Company also closed on a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds were held in escrow until their release in August 2017, upon waiver of release conditions by the lead investor.

During the year ended December 31, 2017, the Company negotiated and executed agreements with holders of stock rights (stock options and restricted shares) to have such holders waive their rights to the stock rights in exchange for a one-time cash payment.  Under the agreements, a total of 553,911 rights were forfeited for total consideration of $399,513. Of the total paid, $392,007 was charged to stockholders' equity and $7,506 was charged to compensation expense.

In September 2017, the Company acquired a minority interest for $3,000,000 USD in cash, in Coinsquare, which operates a digital crypto-currency exchange platform operating in Canada.

In October 2017, the Company acquired approximately 52% of Tess, which is developing blockchain solutions for telecommunications companies. Under the terms of the purchase agreement the Company invested cash of $320,000 and issued 75,000 shares of restricted common stock in exchange for 2,708,333 shares of common stock of Tess.  Accordingly, Tess became a majority-owned subsidiary of the Company. Tess is developing TessPay and other blockchain on-line solutions for telecommunications companies. TessPay is a payments ecosystem for component and sub-component supply chain settlements (payments). The preliminary allocation of purchase consideration includes $720,000 as in-process research and development (IPR&D) related to the TessPay project. The valuation considered assumptions consistent with similar projects, including expectation of cash flows expected to commence in late 2018 and future probable cash flows from the Tesspay project, discounted at a present value factor of approximately 60%. As with any new technology, development challenges, technological changes, competitors, create risks that may render the IPR&D not feasible or it may not be financially viable as currently designed. Any of these risks could result in an impairment or a write-off of the capital costs associated with the acquisition of Tess.

On October 2, 2017, the Company's Board of Directors approved a special cash dividend of approximately $1.00 per common share (including common share equivalents), which was paid on October 18, 2017, and totaled approximately $9,562,000.

In October 2017, the holders of 620,000 warrants issued in the March 2017 private offerings (420,000 from the common stock offering and 200,000 from the convertible note offering), exercised their warrants and were issued 620,000 shares of common stock generating $1,860,000 in cash proceeds.

In January 2018, through a sealed bid auction conducted by the U.S. Marshals Service, the Company acquired 500 bitcoins for approximately $5,625,000.

In February 2018 we entered into separate agreements to acquire a total of 6,800 miners acquired from Prive and BMSS (See Note 14). for total cash consideration of $19,500,000, of which $18,000,000 was paid at closing and $1,500,000 is payable on the earlier of (a) one hundred and eighty (180) days after the closing date or (b) such time when the acquired equipment becomes operational. In connection with the purchase we issued the sellers' 1,000,000 shares of the Company's common stock, of which 200,000 common shares are being held in escrow be released to the sellers upon the Company generating net cash flow (as defined in the purchase agreement) of at least Ten Million Dollars ($10,000,000) from the acquired equipment.

In February 2018 the Company entered into a consulting agreement with Ingenium International LLC to provide consulting services related to the Company's business for a 12-month period from the effective date. Services und the agreement include completion of installation and deployment of 8,000 ASIC cryptocurrency miners; assist in managing and monitoring the operation of the 8,000 cryptocurrency miners on an ongoing basis; promptly respond and troubleshoot any issues as they arise in the management and monitoring of the operations; continue the buildout of up to 40 Megawatts of energy capacity; and make strategic introductions to other cryptocurrency business opportunities and contacts in the sector.  In connection with the agreement the Company is obligated to pay the Consultant $4,000,000 for the services.

In February Kairos entered into a lease agreement to lease an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  The initial term is for one year with four one-year renewal options, subject to increases in base rent as provided in the Lease. Initial base rent including power for the facility totals approximately $330,000 per month.  In March 26, 2018, Kairos entered into a first amendment to the lease the landlord agreed to increase the electrical power available for Kairos's use from 6MW to 12MW, and the base rent under the lease was increased to approximately $650,000 per month, effective as of the date when such additional power is available.

During February 2018 certain class action suits have been filed against the Company and certain officers and directors.  The costs to respond to and defend these actions could be significant and impact the Company's resources and management's time in 2018.

In March 2018, the Company acquired 92.5% of the stock of Logical Brokerage Corp. ("Logical Brokerage"), for a cash purchase price of $600,000. Logical Brokerage, is a futures introducing broker headquartered in Miami, FL and is registered with the Commodity Futures Trading Commission, or CFTC, and a member of the National Futures Association, or NFA.

The Company periodically enters into generally short-term consulting agreements.  Such commitments at any point in time may be significant, but the agreements typically contain cancellation provisions.

Operating Activities

Net cash consumed by operating activities was $4,440,000, consisting of $3,521,000 from continuing operations and $919,000 from discontinued operations, during the year ended December 31, 2017. Cash was consumed from continuing operations by the loss of $16,428,000, less non-cash items of $13,099,000 in non-cash items consisting of an impairment charge of $5,218,000, amortization of debt discount and warrant values to interest of $4,750,000, stock-based compensation totaling $2,590,000, common stock issued for services totaling $1,178,000 and depreciation and amortization totaling $891,000, net of $1,609,000 of deferred income tax benefit and other noncash items totaling $81,000. Digital currencies increased by $200,000 due to revenue production and fluctuation in digital currency values. Increases in prepaid and other current assets of $41,000 consumed cash, primarily related to normal changes in operating activities.  There was a net $49,000 decrease in accounts payable and accrued expenses in the year ended December 31, 2017, primarily due to normal changes in operating activities and the payment of a 2016 litigation settlement accrual in early 2017.

Net cash consumed by operating activities was $5,520,000, consisting of $4,447,000 from continuing operations and $1,073,000 from discontinued operations, during the year ended December 31, 2016. Cash was consumed from continuing operations by the loss of $3,158,000, less non-cash expenses of $1,174,000 for stock-based compensation, depreciation and amortization, and impairment of patent costs, offset by the gain on sale of property and equipment of $1,943,000 and amortization of license fees totaling $97,000. Decreases in prepaid and other current assets of $310,000 provided cash, primarily related to routine changes in operating activities. There was a $734,000 decrease in accounts payable and accrued expenses in the year ended December 31, 2016, primarily due to the payment of 2015 accrued incentives in early 2016, and a reduction in overall expenses due to the wind-down of the APPY1 activities.

Investing Activities

Net cash inflows from investing activities provided cash of $5,579,000, consisting of $5,575,000 from continuing operations and a cash inflow of $4,000 from discontinued operations, during the year ended December 31, 2017. Sales of marketable securities investments totaling approximately $7,507,000 provided cash. Cash of $3,200,000 was used in the Coinsquare and Verady investments.  A $61,000 use of cash was attributable to additional costs incurred from patent filings associated with the legacy animal health business. As part of the Kairos and Tess acquisitions $1,329,000 in cash was acquired.

Net cash inflows from investing activities provided cash of $9,348,000, consisting of $9,367,000 from continuing operations and a cash inflow of $19,000 from discontinued operations during the year ended December 31, 2016. Sales of marketable securities investments totaling approximately $24,489,000 provided cash, net of marketable securities purchased totaling approximately $16,876,000.  A $26,000 use of cash was attributable to additional costs incurred from patent filings.  The sale of the land, building and assets generated approximately $1,809,000 in cash.

Financing Activities

Net cash inflows from financing activities provided $34,983,000 from continuing operations, during the year ended December 31, 2017, consisting of net proceeds of $4,750,000 from convertible notes payable, $38,451,000 from the sale of common stock and $2,009,000 from the exercise of warrants and options, net of $273,000 in scheduled payments under debt agreements, and $392,000 consumed from the redemption of equity rights payments.  Net cash outflow also included a special cash dividend payment of $9,562,331, consisting of $8,410,648 paid to common shareholders and $1,151,683 paid to holders of Series A Preferred Shares.

Net cash outflows from financing activities consumed $311,000 from continuing operations, during the year ended December 31, 2016 in scheduled payments under debt agreements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, investments, intangible assets, stock-based compensation and business combinations.

The Company's financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company's critical accounting policies follows:

Investments: Our investments in equity securities of companies over which we do not have significant influence are accounted for under the cost method. The investment is originally recorded at cost and adjusted for additional contributions or distributions. Management periodically reviews cost-method investments for instances where fair value is less than the carrying amount and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the carrying amount of the security is written down to fair value and the resulting loss is charged to operations. We currently do not have investments in which we own 20% to 50% and exercise significant influence over operating and financial policies; therefore we do not account for any investment under the equity method.

Intangible Assets:   Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries.  The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method.  The Company tests intangible assets and goodwill with finite lives upon significant changes in the Company's business environment. The testing resulted in no patent impairment charges written off during the year ended December 31, 2017 and $535,000 net patent impairment charges written off during the year ended December 31, 2016.

Revenue Recognition:  The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currencies. The Company derives its revenue by providing transaction verification services within the digital currency networks of crypto-currencies, such as Bitcoin, Bitcoin Cash and Litecoin, commonly termed "crypto- currency mining." In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the average U. S. dollar spot price of the related crypto-currency on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well as gains or losses on sale of Coins are recorded as a component of cost of revenues in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment deprecation, rent and electricity cost are recorded as expenses as incurred.

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company's operations and the guidance in ASC 605, Revenue Recognition, including the stage of completion being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company's financial statements.

Revenue recognition related to the Company's legacy animal health license agreement is based upon the licensee's right to use the technology and the Company's ongoing obligations to maintain and defend the patented rights and comply with the terms of the sub-license agreement whereby the license fees and milestone payments received from the agreement, net of the amounts due to third parties, have been recorded as deferred revenue and are amortized over the term of the license agreement.

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
Recently issued and adopted accounting pronouncements: The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a review to determine the consequences of the change to its financial statements and believes that there are proper controls in place to ascertain that the Company's financial statements properly reflect the change.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for Smaller Reporting Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Riot Blockchain, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Riot Blockchain, Inc. (formerly: Bioptix, Inc.) and Subsidiaries (the "Company") as of December 31, 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riot Blockchain, Inc. and Subsidiaries as of December 31, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Chartered Professional Accountants Licensed Public Accountants
We have served as the Company's auditor since January 5, 2018
Toronto, Ontario
April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Riot Blockchain, Inc.

We have audited the accompanying consolidated balance sheet of Riot Blockchain, Inc. (formerly: Bioptix, Inc.) and Subsidiary (the "Company") as of December 31, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riot Blockchain, Inc. and Subsidiary as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
Iselin, New Jersey
March 31, 2017, except for Note 10-B, as to which the date is June 28, 2017.

Riot Blockchain, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31,

	2017	2016

ASSETS
Current assets (Note 1):
Cash and cash equivalents	$41,651,965	$5,529,848
Short-term investments	—	7,506,761
Prepaid expenses and other current assets	538,812	219,991
Digital currencies	200,164	—
Current assets of discontinued operations (Note 10)	44	486,890

Total current assets	42,390,985	13,743,490

Property and equipment, net (Notes 3 and 13)	4,294,166	5,538
Intangible rights acquired (Note 2)	754,244	—
Long-term investments (Note 4)	3,000,000	—
Other long-term assets, net (Note 5):
Patents	509,649	550,799
Goodwill	1,186,496	387,239
Convertible note	200,000	—
Noncurrent assets of discontinued operations (Note 10)	—	2,353,749

Total assets	$52,335,540	$17,040,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$410,029	$253,817
Accrued expenses	216,883	306,195
Notes and other obligations, current (Note 6)	135,574	139,611
Deferred revenue, current portion (Note 9)	96,698	96,698
Current liabilities of discontinued operations (Note 10)	181,340	258,819

Total current liabilities	1,040,524	1,055,140

Deferred revenue, less current portion (Note 9)	968,617	1,065,316
Deferred income tax liability (Note 11)	699,000	—

Total liabilities	2,708,141	2,120,456

Commitments and contingencies (Notes 2 and 12)

Stockholders' equity (Notes 7, 8 and 13):
Preferred Stock, no par value, 15,000,000 (2017) and 0 (2016) shares authorized:
2% Series A Convertible Stock shares authorized 2,000,000 (2017) and 0 (2016) shares issued and outstanding 0 (2017 and 2016)	—	—
0% Series B Convertible Stock shares authorized 1,750,001 (2017) and 0 (2016) shares issued and outstanding 1,458,001 (2017) and 0 (2016)	7,745,266	—
Common stock, no par value, 170,000,000 (2017) and 60,000,000 (2016) shares authorized; shares issued 11,622,112 (2017) and 4,503,971 (2016)	180,387,518	124,775,635
Accumulated deficit	(139,263,480)	(109,855,276)
Total Riot Blockchain stockholders' equity	48,869,304	14,920,359
Non-controlling interest (Note 2)	758,095	—
Total equity	49,627,399	14,920,359

Total liabilities and stockholders' equity	$52,335,540	$17,040,815

See Accompanying Notes to Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,

	2017	2016

Revenues - Crypto-currency mining	$172,959	$—

Other revenue – fee (Note 9)	96,698	96,699

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	25,186	—
Selling, general and administrative (Note 8)	7,293,593	4,411,327
Research and development	20,033	249,164
Depreciation and amortization (Notes 3 and 5)	890,889	628,572
Impairment expense (Note 2)	5,218,004	—
Change in fair value of digital currency (gain) (Note 1)	(27,205)	—
Total costs and expenses	13,420,500	5,289,063

Operating loss from continuing operations	(13,150,843)	(5,192,364)
Other (expense) income:
Interest expense (Notes 6 and 7)	(4,806,637)	(30,161)
Gain (loss) on sale of property and equipment (Note 3)	(3,639)	1,942,980
Warrant inducement expense (Note 7)	(173,867)	—
Investment income (Note 1)	99,255	121,724
Other expenses	(1,237)	—

Total other income (expense)	(4,886,125)	2,034,543

Loss from continuing operations before income tax benefit	(18,036,968)	(3,157,821)

Deferred income tax benefit (Note 11)	1,609,000	—

Loss from continuing operations	(16,427,968)	(3,157,821)

Discontinued operations (Note 10):
(Loss) from operations	(923,645)	(1,115,016)
Escrow Forfeiture gain (Note 7)	134,812	—
Impairment (loss) (Note 10)	(2,754,131)	—
Loss from discontinued operations	(3,542,964)	(1,115,016)

Net loss	(19,970,932)	(4,272,837)

Net loss attributable to non-controlling interest (Note 2)	125,059	—

Net loss attributable to Riot Blockchain	$(19,845,873)	$(4,272,837

Basic and diluted net (loss) per share (Note 1):
Continuing operations attributable to Riot Blockchain	$(2.71)	$(0.78
Discontinued operations attributable to Riot Blockchain	(0.59)	(0.27
Net Loss	$(3.30)	$(1.05
Basic and diluted weighted average number of shares outstanding (Note 1)	6,019,817	4,065,406

Amounts attributable to Riot Blockchain shareholders:
Continuing operations	$(16,302,909)	$(3,157,821)
Discontinued operations	(3,542,964)	(1,115,016)
Net loss attributable to Riot Blockchain shareholders	$(19,845,873)	$(4,272,837)

See Accompanying Notes to Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2017 and 2016

	Preferred Stock (Note 7)		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, January 1, 2016	—	$—	3,876,961	$121,653,075	$(105,582,439)	$16,070,636
Stock-based compensation issued for services (Note 8)	—	—	—	545,549	—	545,549
Common stock issued for acquisition (Note 7)	—	—	627,010	2,577,011	—	2,577,011
Net loss for the year	—	—	—	—	(4,272,837)	(4,272,837)
Balance, December 31, 2016	—	—	4,503,971	124,775,635	(109,855,276)	14,920,359
Private placement of Common Stock (Note 7)	—	—	900,000	1,913,509	—	1,913,509
Common Shares in escrow forfeited and retired (Note 7)	—	—	(32,801)	(134,812)	—	(134,812)
Equity rights redemptions (Note 7)	—	—	—	(392,007)	—	(392,007)
Discount on Convertible Debt arising from values of (Note 7):
Warrants	—	—	—	2,325,151	—	2,325,151
Beneficial conversion feature	—	—	—	2,424,849	—	2,424,849
Preferred stock issued upon notes payable conversion (Note 7)	19,194.72	4,798,671	—	—	—	4,798,671
Common stock issued for acquisition (Notes 2 and 7)	—	—	75,000	636,750	—	636,750
Cash dividend paid (Note 7)	—	—	—	—	(9,562,331)	(9,562,331)
Preferred stock issued for acquisition (Notes 2 and 7)	1,750,001.00	9,296,443	—	—	—	8,296,443
Exercise of common stock purchase warrants (Note 7)	—	—	620,000	1,860,000	—	1,860,000
Value of inducement upon temporary price reduction of common stock purchase warrants (Note 7)	—	—	—	173,867	—	173,867
Cashless exercise of common stock purchase warrants (Note 7)	—	—	1,335,408	—	—	—
Preferred stock converted to Common stock (Note 7)	(311,194.72)	(6,349,848)	2,211,472	6,349,848	—	—
Exercise of stock options (Note 8)	—	—	50,800	149,136	—	149,136
Private placement of Common Stock (Note 7)	—	—	1,646,113	36,537,543	—	36,537,543
Common stock issued for services (Note 7)	—	—	138,067	1,178,237	—	1,178,237
Stock-based compensation issued for services (Note 8)	—	—	174,082	2,589,812	—	2,589,812
Net loss for the year	—	—	—	—	(19,845,873)	(19,845,873)
Balance, December 31, 2017	1,458,001.00	$7,745,266	11,622,112	$180,387,518	$(139,263,480)	$48,869,304

See Accompanying Notes to Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2017	2016

Cash flows from operating activities:
Continuing operations:
Net loss	$(19,970,932)	$(4,272,837)
(Loss) from discontinued operations	(3,542,964)	(1,115,016)
(Loss) income from continuing operations	(16,427,968)	(3,157,821)
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Stock-based compensation for services	2,589,812	545,549
Depreciation and amortization	890,889	93,315
Deferred income tax benefit	(1,609,000)	—
Amortization of license fees	(96,698)	(96,699)
Amortization of discount on debt	4,750,000	—
Common stock issued for services	1,178,237	—
Inducement expense on warrant exercises	173,867	—
Asset impairment charges	5,218,004	535,256
Loss (gain) on sale of property and equipment	3,639	(1,942,980)
Change in:
Prepaid expenses and other current assets	(41,386)	309,928
Digital currencies	(200,164)	—
Accounts payable	90,022	(447,247)
Accrued compensation	86,264	(448,353)
Accrued expenses	(126,905)	161,604
Net cash (used in) operating activities of continuing operations	(3,521,387)	(4,447,448)
Net cash (used in) operating activities of discontinued operations	(918,663)	(1,072,296)
Net cash (used in) operating activities	(4,440,050)	(5,519,744)

Cash flows from investing activities:
Continuing operations:
Purchases of short-term investments	—	(16,875,550)
Proceeds from sales of short-term investments	7,506,761	24,488,780
Purchases of other investments	(3,200,000)	—
Proceeds from sale of property and equipment	—	1,808,787
Purchases of patent and trademark application costs	(61,094)	(26,067)
Cash acquired in purchase of subsidiaries	1,329,324	—
Acquisition of minority interest	—	(28,800)
Net cash provided by investing activities of continuing operations	5,574,991	9,367,150
Net cash (used in) investing activities of discontinued operations	4,004	(18,729)
Net cash provided by investing activities	5,578,995	9,348,421

Cash flows from financing activities – continuing operations:
Net proceeds from issuance of convertible notes	4,750,000	—
Repayment of notes payable and other obligations	(272,678)	(311,112)
Net proceeds from issuance of common stock	38,451,052	—
Payment of special cash dividend	(9,562,331)	—
Proceeds from exercise of warrants	1,860,000	—
Proceeds from exercise of stock options	149,136	—
Payments for redemptions of equity rights	(392,007)	—
Net cash provided by (used in) financing activities of continuing operations	34,983,172	(311,112)

Net increase (decrease) in cash and cash equivalents	36,122,117	3,517,565

Cash and cash equivalents at beginning of year	5,529,848	2,012,283

Cash and cash equivalents at end of year	$41,651,965	$5,529,848

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,605	$35,516
Supplemental disclosure of investing information:
Liability payoffs upon property sale	$—	$2,064,758
Value of shares issued for acquisitions	$9,933,193	$2,577,011
Acquisitions of assets for installment obligations	$268,640	$276,640
Conversion of shares of Preferred Stock to Common Stock	$6,349,848	$—

See Accompanying Notes to Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Organization and summary of significant accounting policies:

Nature of operations:

Riot Blockchain, Inc. (the "Company" or "Riot Blockchain") was organized on July 24, 2000, as a Colorado corporation.  Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc., and as of November 30, 2016, the Company's name was changed to Bioptix, Inc., from Venaxis, Inc.  Effective October 19, 2017, the Company was re-incorporated to Nevada from Colorado.

On October 2, 2017 the Board of Directors of the Company approved a merger (the "Merger") of the Company with its wholly-owned subsidiary, Riot Blockchain, Inc., a Nevada corporation (the "Merger Sub"), solely for the purpose of changing the name of the Company. Upon consummation of the Merger, the separate existence of Merger Sub ceased. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the purpose of the Merger was to effect a change of the Company's name to Riot Blockchain, Inc. from Bioptix, Inc. Upon approval by NASDAQ, on October 19, 2017, the Company's name was thereupon changed.

The Company is building a cryptocurrency mining operation, operating specialized computers (also known as "miners") that generate cryptocurrency (primarily Bitcoin).   As of December 31, 2017, the Company owned 1,200 miners acquired with the Kairos Global Technology, Inc., ("Kairos") acquisition in November 2017. During February 2018 in two separate transactions the Company acquired an additional 6,800 miners bringing the total miners owned to 8,000.  During February 2018, Kairos entered into a lease agreement for approximately a 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease the Company began consolidating all of its miners at the data center facility.  As of March 31, 2018, 3,500 of the miners were installed and operating.

Legacy Operations –

Historically, the company has been an in vitro diagnostic company. The Company's business had been in the development and commercialization of innovative products that address unmet diagnostic and therapeutic needs. Until 2016, when determined that it was not prudent to use the Company's financial resources to continue to advance development of the APPY1 Test to attempt to secure FDA clearance and the Company suspended operations associated with the APPY1 Test, (the Company's former lead product candidate). The APPY1 Test, was being developed to be a novel blood-based diagnostic test intended to aid, through the test's negative predictive value, in the evaluation of low risk patients initially suspected of having acute appendicitis.

The Company holds an exclusive license agreement with Washington University ("WU") in St. Louis which granted the Company an exclusive license and right to sublicense its technology for veterinary products worldwide, subject to certain exceptions.  In July 2012, the Company granted Ceva Sante Animale S.A. ("Ceva") an exclusive royalty-bearing license to the Company's intellectual property and other assets, relating to recombinant single chain reproductive hormone technology for use in non-human mammals.  This license includes a sublicense of the technology licensed to the Company by WU.  Ceva continues to advance development of the bovine rFSH product and cumulative cash payments received to date by the Company from Ceva are approximately $2 million.

Through BiOptix Diagnostics, Inc., ("BDI") the Company's wholly owned subsidiary which was acquired in September 2016, the Company developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions.  The Company acquired a Surface Plasma Resonance ("SPR") platform which seeks to combine high sensitivity with microarray detection capability to allow researchers to understand whether their target molecules have functionality against the disease targeted. SPR is an advanced and highly sensitive optical technology that can measure refractive index changes on a sensor chip's gold surface due to a change in mass that occurs during a binding event. This change can be used to monitor biological interactions such as the concentration of target molecules, kinetic rates and affinity constants. Effective January 14, 2017, a plan was adopted to exit this acquired business and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required.  See Note 10.

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2017, the Company had approximate balances of cash and cash equivalents of $41,652,000, working capital of $41,350,000, total stockholders' equity of $48,869,000 and an accumulated deficit of $139,263,000. To date, the Company has in large part relied on equity financing to fund its operations.

The recently completed Kairos Global Technology, Inc. ("Kairos") and Tess, Inc., ("Tess") acquisitions and the goNumerical, Ltd. (d/b/a "Coinsquare") investment, as well as a new name, reflect a new focus (in addition to veterinary and life science oriented businesses of the Company) being pursued by the Company.  The decision to invest in companies exposed to blockchain and digital currency related risks is a strategic decision by the Company.  The Company's strategy will be to continue to pursue opportunistic investments and controlling positions in these new and emerging technologies which will continue to expose the Company to the numerous risks and volatility associated with this sector.

Effective January 14, 2017, the Company adopted a plan to exit the business of BDI and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. Accordingly, the historical results of BDI have been classified as discontinued operations for all periods presented.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the recent and potential future acquisitions and investments, as well as public company and administrative related expenses are incurred and winding-down BDI's operations. The Company believes its upcoming near-term cash needs relative to the recent acquisitions will be covered by cash acquired in the acquisitions combined with the Company's available cash. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least a year and a day from this filing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

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

Principles of consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Consolidated subsidiaries results are included from the date the subsidiary was acquired. Intercompany investments, accounts and transactions have been eliminated in consolidation. Non–controlling interests represents the minority equity investment in the Company's subsidiaries, plus the minority investors' share of the net operating results and other components of equity relating to the non–controlling interest. The Company's consolidated subsidiaries and (percentage owned at December 31, 2017) consisted of; Kairos Global Technology, Inc., (100%) Tess, Inc., (52%)   BiOptix Diagnostics, Inc., (100%).

Investment in affiliate

The Company's investment in Coinsquare is accounted for using the cost method. In assessing its accounting method, the Company considered guidance under ASC 323-10 and SEC Rule 3.09 relating to the percentage of ownership and the lack of factors indicating significant influence.

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

The Company invests excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. As of December 31, 2017, and 2016, approximately 100% and 41%, respectively, of the investment portfolio was in cash and cash equivalents, which is presented as such on the accompanying balance sheet.  For the years ended December 31, 2017 and 2016, there were approximately $16,000 and $22,000, respectively, in management fee expenses.

The Company's short-term investments comprise certificates of deposit, commercial paper and corporate bonds, all of which are classified as trading securities and carried at their fair value based upon quoted market prices of the securities.  Net realized and unrealized gains and losses on trading securities are included in net loss.  For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of trading securities is as follows at December 31, 2017 and 2016:

	2017		2016
	Cost	Fair Value	Cost	Fair Value

Certificates of deposit / commercial paper	$—	$—	$2,378,222	$2,373,891

Corporate bonds	—	—	5,138,182	5,132,870

Total trading securities	$—	$—	$7,516,404	$7,506,761

Investment income for the years ended December 31, 2017 and 2016 consists of the following:

	2017	2016
Interest income	$104,886	$126,296

Realized gains (losses)	(21)	(3,316)

Unrealized gains (losses)	9,893	20,641

Management fee expenses	(15,503)	(21,897)

Net investment income	$99,255	$121,724

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash, cash equivalents (level 1), short-term investments (level 1) digital currencies (level 1), and convertible note receivable (level 3) as of December 31, 2017 and 2016.

The carrying amounts of the Company's financial instruments (other than cash, cash equivalents, short-term investments and digital currencies, as discussed above) approximate fair value because of their variable interest rates and / or short maturities combined with the recent historical interest rate levels.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the digital currency. Digital currencies financial assets measured at fair value on a recurring basis are summarized below and disclosed on the December 31, 2017, balance sheets as follows:

		Fair value measurement using
	Carrying value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$41,651,965	$41,651,965	$–	$–	$41,651,965
Digital currencies	$200,164	$200,164	$–	$–	$200,164
Convertible note receivable	$200,000	$–	$–	$200,000	$200,000

Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer. We currently operate in the Digital Currency Blockchain segment. Certain corporate expenses are not allocated to segment.

Revenue Recognition:

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09) as modified by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements and related disclosures.

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currencies. The Company derives its revenue by providing transaction verification services within the digital currency networks of crypto-currencies, such as Bitcoin, Bitcoin Cash and Litecoin, commonly termed "crypto- currency mining." In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the average U. S. dollar spot price of the related crypto-currency on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well as gains or losses on sale of digital currencies are recorded as a component of cost of revenues in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment deprecation, rent and electricity cost are also recorded as cost of revenues.

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company's operations and the guidance in ASC 605, Revenue Recognition, including the stage of completion being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company's financial statements.

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

Property and equipment:

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two years for crypto-currency machines and three years for computer related assets. See Note 3 for the 2016 sale of the Company's prior land and building.

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

Goodwill:

The Company performs a goodwill impairment analysis in the fourth quarter of each year, or whenever there is an indication of impairment.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its evaluation, that the goodwill associated with the BDI acquisition was impaired and was written off during the year ended December 31, 2017, included as part of the discontinued operations impairment loss. (See Notes 2 and 10 for goodwill information).

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its reviews, management determined that its crypto-currency machines where impaired by a total of $5,218,000 based upon an assessment as of December 31, 2017, including consideration of the decline in bitcoin values which occurred commencing in late December 2017 and into 2018. Certain costs previously incurred for patents were determined impaired during the year ended December 31, 2016 comprising approximately $535,000 of net patent costs, resulting from management's decisions not to pursue patents based upon a cost benefit analysis of patent expenses and coverage protection in several smaller world markets that were determined to not have the economic or fiscal potential to make the patent pursuit viable. Impairment charges are included in research and development expenses in the accompanying statements of operations.

Intangible assets acquired in the Tess business combination consist primarily of in-process research and development ("IPR&D") assets. The value attributable to IPR&D projects at the time of acquisition is capitalized as an indefinite-lived intangible asset and tested for impairment until the project is completed or abandoned. Upon completion of the project, the indefinite-lived intangible asset will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the indefinite-lived intangible asset will be charged to expense.

Research and development:

Research and development costs are charged to expense as incurred.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with revenue recognition, asset valuations and useful lives in business combinations, impairment analysis of intangibles and stock-based compensation.

Business Combinations:

The Company accounts for acquisitions under ASC Topic 805, Business Combinations and Reorganizations ("ASC Topic 805"). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations.

When acquiring a business, the Company allocates the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values transaction costs are expensed. Any premium over the fair value of net assets acquired are recorded as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way the Company characterizes the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment. With respect to determining the fair value of assets, the most subjective estimates involve valuations of long-lived assets, such as property, plant, and equipment as well as identified intangible assets. The Company uses all available information to make these fair value determinations and may engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of long-lived assets are determined using valuation techniques that use discounted cash flow methods, independent market appraisals and other acceptable valuation techniques.

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

ASC Topic 740, Income Taxes, ("ASC 740"), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

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

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, including any vested but unissued restricted common shares and excluding any nonvested restricted common shares. Diluted net income (loss) per share reflect the potential dilution of securities that could share in the Company's income (loss).  The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share for the years ended December 31, 2017 and 2016. Outstanding stock options, warrants, unvested restricted common shares and other dilutive rights are not considered in the calculation, as the impact of the potential common shares (totaling approximately 2,555,580 shares and 1,093,750 shares for each of the years ended December 31, 2017 and 2016, respectively) would be anti-dilutive. For the year ended December 31, 2017 the dilutive rights not considered in the calculation, include shares of Series B Convertible Preferred Stock ("Series A Preferred Stock") outstanding that are convertible into 1,458,001 common shares.

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

Under the provisions of ASC 260, "Earnings Per Share," basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from income from continuing operations. The impact of this computation during the year ended December 31, 2017 was de minimis.

Reclassification:

During 2017 depreciation and amortization was reclassed in the statement of operations as a separate line item.  Expenses for the year ended December 31, 2016 have been reclassified to conform to the presentation.  Selling, general and administrative expenses and research and development expenses for 2016 were reduced by $16,893 and $611,679, respectively, resulting in the presentation of $628,572 in depreciation and amortization expense for the year ended December 31, 2016. Depreciation and amortization expenses for 2016 included $535,256 of patent impairment charges.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2016-01 will not have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting ("ASU 2016-09"), which amends guidance issued in Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted ASU 2016-09 as of January 1, 2017. The principal impact was that to the extent a tax benefit or expense from stock compensation arises it will be presented in the income tax line of the Statement of Operations rather than the current presentation as a component of equity on the Balance Sheet. Also, the tax benefit or expense will be presented as activity in Cash Flow from Operating Activity rather than the current presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. Adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2016-15 will not have an impact on its consolidated statements of cash flows and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2017-09 will not have an impact on its consolidated financial statements and related disclosures.

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

Note 2. Acquisitions:

Tess Inc. Acquisition:

On October 20, 2017, the Company acquired approximately 52% of Tess which is developing blockchain solutions for telecommunications companies. Under the terms of the Purchase Agreement (the "Purchase Agreement") the Company invested cash of $320,000 in Tess and issued 75,000 shares of restricted Common Stock to Tess in exchange for 2,708,333 shares of common stock of Tess. The 75,000 shares of Common Stock were valued at the $8.49 market price as of October 20, 2017 for a total of $636,750.  Accordingly, Tess became a majority-owned subsidiary of the Company.  As part of the transaction, the Company and Tess entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement to register the resale of 25,000 shares (of 75,000 shares) of Common Stock issued to Tess.

Under the acquisition method of accounting (FASB ASU 2017-01, Business Combinations (Topic 805)), the total estimated purchase consideration has been preliminarily allocated to the acquired tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition date. In consideration of the provisions of ASU 2017-01, the Company evaluated the status of the acquired subsidiary's assets and operations to evaluate its inputs and processes for the creation of or the ability to contribute to the creation of outputs.  The evaluation included assessment of Tess' processes and prospective customer relationships that resulted in the execution of a letter of intent in early December 2017 for Tess to raise additional funds and merge with a third-party.  The Company has completed a preliminary allocation of the purchase consideration. The following preliminary allocation of the purchase consideration is subject to revision as additional information becomes known in the future:

Cash	$198,000
Accounts receivable and prepaid expenses	9,000

In-process research and development	720,000
Goodwill	799,000
Accounts payable	(21,000)
Deferred income tax liability	(186,000)
Non-controlling interest	(883,000)
Purchase price	$636,000

Intangible rights acquired consisted of the following as of December 31, 2017:

In-process research and development	$720,000
Goodwill	799,000

Total	1,519,000
Less accumulated amortization	—
Net acquired intangibles	$1,519,000

The non-controlling interest represents the 48% proportionate share held by the minority shareholders of Tess. As of the acquisition the value of the 48% non-controlling interest implied from the purchase price totaled $883,000.  The net loss attributable to the non-controlling interest for the period from acquisition to December 31, 2017 totaled $125,000, leaving a balance of $758,000 at December 31, 2017.

Tess is developing TessPay and other blockchain on-line solutions for telecommunications companies. TessPay is a payments ecosystem for component and sub-component supply chain settlements (payments). The preliminary allocation of purchase consideration includes $720,000 as in-process research and development (IPR&D) related to the TessPay project. The valuation considered assumptions consistent with similar projects, including expectation of cash flows expected to commence in late 2018, future probable cash flows from the Tesspay project, discounted at a present value factor of approximately 60%.

In January 2018, following the execution of a non-binding letter of intent as of December 11, 2017, the parties executed a definitive agreement providing that the Company's majority owned subsidiary Tess agreed to merge with Cresval Capital Corp. ("Cresval") (TSX-V: CRV). Assuming closing conditions are met, upon closing of the anticipated merger, Tess will be publicly traded on the TSX Venture Exchange (the "TSXV") and change its name to "TessPay Inc.". The agreement provides that Tess will be issued 80,000,000 shares of Cresval, and the present shareholders of Cresval will retain 8,400,000 shares of the combined company TessPay post-merger. The Company will receive 41,600,000 shares in the transaction resulting from its 52% ownership of Tess.  No assurance can be given that the proposed merger will be consummated, or that the combined company will be able to obtain adequate funds needed to fund its business plan. Based upon the agreed to terms of the agreement, the Company anticipates that the merger will be accounted for as an acquisition by Tess of Cresval.  The Company expects the acquisition, assuming it closes under the agreed to terms, to result in the Company owning less than 50% of Tess, at which time it would no longer be expected to be consolidated.

Pro Forma Results of Operations:

The unaudited supplemental pro forma information for the year ended December 31, 2017, as if the Tess acquisition had occurred as of its date of inception in 2017 were not material to the consolidated financial results as presented.

Kairos Global Technology, Inc. Acquisition:

On November 3, 2017, the Company closed on a business combination share exchange agreement (the "Agreement") with Kairos Global Technology, Inc., a Nevada corporation.  Under the Agreement, the shareholders of Kairos agreed to exchange all outstanding shares of Kairos' common stock to the Company and the Company agreed to issue an aggregate of One Million Seven Hundred Fifty Thousand and One (1,750,001) newly-designated shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") which are convertible into an aggregate of One Million Seven Hundred Fifty Thousand and One (1,750,001) shares of the Company's common stock, no par value per share (the transaction, the "Kairos Transaction") to such shareholders. See Note 7 for further information about the Series B Preferred Stock.  The 1,750,001 Series B Preferred Shares were valued at approximately $5.31 per share based upon the then value of the Company's common shares, discounted based upon restrictions associated with the preferred shares, for a total value of approximately $9,296,000. The shareholders of Kairos also will receive a royalty to be paid from cash flow generated from operations, as defined in the Agreement, which shall entitle such shareholders to receive 40% of the gross profits generated on a monthly basis until they have received a total of $1,000,000, at which point the royalty is extinguished.  For financial reporting purposes the royalty liability will be recorded as the contingency is resolved and obligation determined.  Kairos owned certain computer equipment and other assets used for the mining of cryptocurrency, specifically servers consisting of 700 AntMiner S9s and 500 AntMiner L3s, all manufactured by Bitmain. (See Note 13.)

Under the acquisition method of accounting (FASB ASU 2017-01, Business Combinations (Topic 805)), the total estimated purchase consideration has been preliminarily allocated to the acquired mining assets based on the estimated fair value of the consideration as of the acquisition date. In consideration of the provisions of ASU 2017-01, the Company evaluated the status of the acquired subsidiary's assets and operations to evaluate its inputs and processes for the creation of or the ability to contribute to the creation of outputs.  We have completed an allocation of the purchase consideration. The following is the allocation of the purchase consideration:

Cash	$1,131,000
Equipment	10,333,000
Accounts payable and accrued expenses	(46,000)
Deferred income tax liability	(2,122,000)
Purchase price	$9,296,000

The equipment acquired is estimated to have average lives of two years, which will result in annual estimated future depreciation of approximately $2,350,000 per year following the impact of the impairment expense.

Equipment rights acquired consisted of the following as of December 31, 2017 net of depreciation and impairment:

Equipment	$4,700,575
Less accumulated amortization	(406,409)
Net acquired equipment	$4,294,166

As of December 31, 2017, the Company performed a review of its digital equipment assets based upon the significant decline in bitcoin values that occurred as of yearend.  Recoverability of the digital equipment assets being held and used was measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the assets. Based upon that assessment, the assets were considered to be impaired. The $5,218,000 impairment recognized was measured by the amount by which the carrying amount of the digital assets as of December 31, 2017, exceeded the fair value of such assets.

Management will review its net equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment analysis may be impacted by the value of digital currencies as they are mined in the future.

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

Note 3.  Property and equipment:

Property and equipment consisted of the following as of December 31:

	2017	2016
Crypto-currency machines	$4,700,575	$—
Office and computer equipment	61,670	116,510

	4,762,245	116,510
Less accumulated depreciation	468,079	110,972

	$4,294,166	$5,538

Depreciation and amortization expense totaled approximately $891,000 and $4,000, for the years ended December 31, 2017 and 2016, respectively. Depreciation is computed on the straight-line basis for the periods the assets are in service. As of December 31, 2017 $414,581 of accumulated depreciation arising from the impairment change and $51,201 in other equipment accumulated depreciation was written-off.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party for a purchase price of approximately $4,000,000. The sale resulted in a gain of approximately $1,943,000 and generated approximately $1,809,000 in net cash after expenses and mortgage payoffs.

See Note 14 for equipment related transactions subsequent to December 31, 2017.

Note 4. Investment in goNumerical:

As of September 29, 2017, the Company acquired a minority interest for $3,000,000 USD, in goNumerical, Ltd., (d/b/a: Coinsquare), which operates a digital crypto-currency exchange platform operating in Canada.  The Company acquired approximately 10.9% of the voting common stock of Coinsquare. In connection with the investment, the Company also received warrants, expiring May 30, 2018, to acquire shares of common stock of Coinsquare, which if exercised in full by the Company, would result in the Company owning an approximate total of 14.7% of Coinsquare, including the initial investment. The fair value of the warrants was determined to be de minimis. The Company has evaluated the guidance ASC 325-20 Investments – Other, in determining to account for the investment on the cost method since the equity securities are not marketable and do not give the Company significant influence over Coinsquare.    As of December 31, 2017, the Company considers the cost of the investment to not exceed the fair value of the investment due to the subsequent funding activities of Coinsquare and the proximity of the time of the investment to year end.

Subsequent to December 31, 2017, during February 2018 the Company invested an additional $6.4 million in Coinsquare. The investment included an additional equity investment of $2.8 million that is part of an approximate $24 million financing by Coinsquare. Additionally, warrants acquired in the original investment were exercised in exchange of a cash payment of $3.6 million. These additional investments resulted in a current ownership in Coinsquare by the Company of approximately 12.9% based upon Coinsquare's issued and outstanding shares.

Note 5.  Other long-term assets:

Other long-term assets consisted of the following as of December 31, 2017 and December 31, 2016:

	Beginning Balance	Additions	Impairments	Ending Balance
Year ended December 31, 2017:
Cost:
Patents	$1,032,982	$26,850	$—	$1,059,832
Goodwill	447,951	799,257	—	1,247,208
Convertible Note Investment	—	200,000	—	200,000
Total	1,480,933	1,026,107	—	2,507,040

Accumulated Amortization:
Patents	(482,183)	(68,000)	—	(550,183)
Goodwill	(60,712)	—	—	(60,712)
Total	(542,895)	(68,000)	—	(610,895)

Net Other Long-term Assets	$938,038	$958,107	$—	$1,896,145

Year ended December 31, 2016:
Cost:
Patents	$1,684,737	$26,067	$(677,822)	$1,032,982
Goodwill	447,951	—	—	447,951
Total	2,132,688	26,067	(677,822)	1,480,933

Accumulated Amortization:
Patents	(548,327)	(76,422)	142,566	(482,183)
Goodwill	(60,712)	—	—	(60,712)
Total	(609,039)	(76,422)	142,566	(542,895)

Net Other Long-term Assets	$1,523,649	$(50,355)	$(535,256)	$938,038

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Amortization expense totaled $68,000 and $76,000 for the years ended December 31, 2017 and 2016, respectively. Based upon the current status of the above intangible assets, the aggregate amortization expense is estimated to be approximately $60,000 for each of the next five fiscal years. The Company tests intangible assets with finite lives upon significant changes in the Company's business environment. The testing resulted in approximately $0 and $535,000 of net patent impairment charges during the years ended December 31, 2017 and 2016, respectively.  The impairment charges are related to the Company's ongoing analysis on which specific patents in specific countries the Company intends to continue to pursue.

During November 2017, the Company made a $200,000 investment in a convertible note as part of a series of notes issued and being issued by Verady, LLC ("Verady"). The notes are unsecured, subordinated to other approved liabilities, mature December 31, 2022, bear interest at 6%, unless previously repaid or converted and contain other conditions and restrictions, all as defined under the subscription documents. The Verady convertible note is recorded at fair value using level 3 valuation criteria.  As of December 31, 2017, the Company considers fair value to equal cost. The conversion rate of the convertible note is defined based upon the possible occurrence of certain defined events which may or may not occur. If such a defined event successfully occurs, the Company currently estimates that its convertible note would result in a maximum ownership interest of approximately 12%. The Company has no other relationship or rights associated with Verady.  Founded in 2016, Verady is privately held and recently launched VeraNet, a decentralized network of financial reporting and accounting tools targeted to the needs of the cryptocurrency community.

Note 6.  Notes and other obligations:

Notes and other obligations consisted of short-term installment obligations, arising from insurance premium financing programs bearing interest at approximately 4.5%, with outstanding balances of $135,574 and $139,611, as of December 31, 2017 and 2016, respectively.

Convertible notes:

In March 2017, the Company completed a convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible notes bearing interest at 2% were issued March 16, 2017 and had a balloon payment maturity date of September 16, 2018, when any then outstanding principal and accrued interest, would be due.  The unsecured notes were convertible into shares of the Company's common stock at the holder's option or automatically into shares of preferred stock, upon achievement of defined conditions, including shareholder approval of a class of preferred stock, all at an initial conversion price of $2.50 (initially 1,900,000 common shares).  In connection with the financing investors were issued warrants exercisable into a total of 1,900,000 common shares at an exercise price of $3.56, expiring March 15, 2020.  The convertible note financing proceeds were held in escrow pending successful completion of defined release conditions. As of August 18, 2017, the lead investor in the convertible note financing, agreed to waive the release conditions and the cash proceeds and securities were released from escrow. As of September 20, 2017, upon the successful completion of conditions specified in the offering documents, and as further described in Note 7, the notes automatically converted into shares of Series A Preferred Stock.  The convertible notes accrued interest at 2% per annum commencing with their execution and the Company recorded interest expense of $48,671 through the date of conversion, which was also exchanged for shares of Series A Preferred Stock. See Note 7.

Mortgage notes:

Prior to the February 2016 sale of the corporate headquarters, the Company had a permanent mortgage on its land and building. The mortgage was held by a commercial bank and included a portion guaranteed by the U. S. Small Business Administration ("SBA").  The loan was collateralized by the real property and the SBA portion was also personally guaranteed by a former officer of the Company. The commercial bank loan terms included a payment schedule based on a fifteen-year amortization, with a balloon maturity at five years. The commercial bank portion had an interest rate fixed at 3.95%, and the SBA portion bore interest at the rate of 5.86%.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land and building, and also paid off its mortgage obligations.  See Note 3.

Note 7.  Stockholders' equity:

Articles of Incorporation amendments:

Effective September 19, 2017, the Company changed its state of incorporation from Colorado to Nevada (the "Reincorporation"). In connection with the Reincorporation and as approved by the Company's shareholders at a special meeting held August 21, 2017 Special Shareholders' Meeting, the Company's Articles of Incorporation were amended to increase the number of shares of common stock authorized for issuance to 170,000,000 from 60,000,000.  Additionally, the Articles of Incorporation were amended to authorize 15,000,000 shares of "blank check" preferred stock.

Preferred Stock:

Series A – Preferred Stock

On September 20, 2017, 2,000,000 shares of preferred stock were designated as "2% Series A Convertible Preferred Stock" in connection with the filing of a Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 2% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

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

In March 2017, the Company completed a 2% convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000 (see Note 6).  As of September 20, 2017, upon the successful completion of conditions specified in the offering documents, primarily approval by the Company's shareholders for authorization of preferred shares and approval of the Nasdaq Capital Market ("NASDAQ"), the notes automatically converted into shares of Series A Preferred Stock, at an equivalent conversion price of $2.50 per common share, resulting in the conversion of $4,750,000 in principal and accrued interest of $48,671 for a total of $4,798,671 worth of convertible notes, exchanged for 19,194.72 shares of Series A Preferred Stock, with a stated value of $250 per share, equaling rights to 1,919,472 shares of common stock. The convertible notes accrued interest at 2% per annum commencing with their execution and the Company recorded interest expense of $48,671 through the date of conversion of the notes.

Subsequent to the September 20, 2017 issuance of the Series A Preferred Stock, the holders of the 19,194.72 Series A Preferred Shares elected to exchange those shares for 1,919,472 shares of the Company's Common Stock as provided in the agreements.  As of December 31, 2017, all outstanding shares of Series A Preferred Stock had been converted to shares of Common Stock.

Series B – Preferred Stock

On November 3, 2017, the Company designated 1,750,001 shares of preferred stock as "0% Series B Convertible Preferred Stock" in connection with the filing of the Certificate of Designation with the Secretary of State of the State of Nevada.

Pursuant to the Kairos share exchange agreement which closed as of November 3, 2017, the shareholders of Kairos agreed to exchange all outstanding shares of Kairos' common stock to the Company and the Company agreed to issue an aggregate of One Million Seven Hundred Fifty Thousand and One (1,750,001) newly designated shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") which are convertible into an aggregate of One Million Seven Hundred Fifty Thousand and One (1,750,001) shares of the Company's common stock, no par value per share to such shareholders.

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

The holders of Series B Preferred Stock are entitled to receive dividends if and when declared by the Company's board of directors. The Series B Preferred Stock will participate on an "as converted" basis, with all dividends declared on the Company's common stock. Such dividends will be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash on the stated value of such Series B Preferred Stock.

The Company is prohibited from effecting a conversion of the Series B Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% percent of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99% percent. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and will have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder's Series B Preferred Stock.

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

On December 21, 2017, the Company amended the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series B Convertible Preferred Stock (the "Amendment") in order to remove the voting rights of the Series B Preferred Stock.

Subsequent to the November 3, 2017 issuance of the Series B Preferred Stock, holders of 292,000 Series B Preferred Shares elected to convert those shares for 292,000 shares of the Company's Common Stock as provided in the agreements. As of December 31, 2017, 1,458,001 shares of Series B Preferred Stock were outstanding.

Following is a summary of Series A and Series B Preferred Stock activity for the year ended December 31, 2017:

	Series A		Series B		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2017	—	$—	—	$—	$—	$—

Preferred stock issued upon notes payable conversion	19,194.72	4,798,671	—	—	19,194.72	4,798,671

Preferred stock issued for Kairos acquisition			1,750,001.00	9,296,443	1,750,001.00	9,296,443

Series A Preferred stock converted to Common stock	(19,194.72)	(4,798,671)	—	—	(19,194.72)	(4,798,671)

Series B Preferred stock converted to Common stock	—	—	(292,000.00)	(1,551,177)	(292,000.00)	(1,551,177)

Balance, December 31, 2017	—	$—	1,458,001.00	$7,745,266	$1,458,001.00	$7,745,266

Subsequent to December 31, 2017, holder of 619,518 Series B Preferred Shares elected to convert those shares for 619,518 share's of the Company's Common Stock.
Common Stock:

2017 Transactions:

Common Share Private Placement offering:

In March 2017, the Company completed a common stock unit financing private placement totaling $2,250,000, with certain accredited investors. The purchase price was $2.50 per unit (the "Units"). Each Unit consisted of one share of the Company's common stock and a three-year warrant to purchase one share of the Company's common stock at an exercise price of $3.50 per share. The fair value of the 900,000 warrants was estimated to be approximately $2,114,000, using the Black-Scholes option-pricing model using the assumptions of a three-year term, expected price volatility of 114%, dividend yield of 0% and a risk-free interest rate of 1.66%. The Company sold 900,000 units consisting of an aggregate of 900,000 shares of common stock and 900,000 warrants, of which 400,000 units for $1,000,000 were released to the respective parties in March 2017, and the balance of 500,000 units for $1,250,000 were released in May 2017.  The offering net of $336,491 of offering expenses, resulted in proceeds of $1,913,509 recorded as additional equity.

In connection with the private placement, the Company also entered into a Registration Rights Agreement, with the investors. On December 21, 2017, investors holding a majority of the outstanding securities registrable pursuant to the agreement, agreed on behalf of all investors to waive the requirement for the filing of a registration statement and terminate the registration rights agreements. The investors further waived any and all damages, penalties and defaults related to the Company's not filing the registration statement by the filing date and any damages, penalties and defaults related to the Company not having a registration statement be declared effective by the specified date (as such terms are originally defined in the Unit Registration Rights Agreement).

Common stock escrow forfeiture:

During the year ended December 31, 2017, under an agreement between the Company and one of the selling shareholders from the Company's 2016 acquisition of BDI, rights to 32,801 common shares held in escrow on behalf of the selling shareholder were waived by the shareholder and returned to the Company where they were cancelled. Under the agreement each party mutually released each other from any and all claims that might relate to or arise from the acquisition of BDI.  As a result of this cancellation, $134,812, which was the estimated fair market value of the 32,801 common shares, based upon $4.11 per share, was recorded as a gain in the BDI discontinued operations and a reduction in common stock. The Company considered ASC 805-20-25-27 accounting for indemnification assets at closing of the BDI acquisition and at subsequent reporting periods and determined that no value for the shares held in escrow was recordable, until the settlement agreement was agreed to.

Equity rights termination redemptions:

During the year ended December 31, 2017, the Company negotiated and executed agreements with holders of stock rights (stock options and restricted shares) to have such holders waive their rights to the stock rights in exchange for a one-time cash payment. The majority of the holders had previously terminated from the Company or the agreements were made as part of separation agreements upon the individuals' termination from the Company.   Under the agreements, a total of 553,911 rights were forfeited, consisting of; 515,578 stock options under the Company's 2002 Stock Incentive Plan (the "2002 Plan"), 37,500 non-qualified options issued outside of the 2002 Plan and 833 restricted common shares. The total consideration under the agreements was $399,513.  For financial reporting purposes the amounts paid to each holder was compared to the fair value of the stock rights forfeited using a Black-Scholes valuation and to the extent the amount paid exceeded the value of the stock rights forfeited, the payment amount was charged to stock-based compensation. For purposes of the Black-Scholes valuation, the Company assumed a dividend yield of 0%, expected price volatility of 49% to 99% risk free interest rates of 0.8% to 2.3% and expected terms based upon the remaining lives of the instruments. Of the total amount paid, $392,007 was charged to stockholders' equity and $7,506 was charged to compensation expense.

Convertible Note Private Placement offering:

In March 2017, the Company completed a 2% convertible note financing with certain accredited investors with gross proceeds totaling $4,750,000. The convertible note financing proceeds were held in escrow pending successful completion of defined release conditions. As of August 18, 2017, the lead investor in the convertible note financing, agreed to waive the release conditions and the cash proceeds and securities were released from escrow. Upon the successful completion of conditions specified in the offering documents, primarily approval by the Company's shareholders for authorization of preferred shares and approval of the Nasdaq Capital Market ("NASDAQ"), the notes automatically converted into shares of Series A Preferred Stock, convertible into shares of common stock at an initial equivalent conversion price of $2.50 per common share. The specified conditions were successfully completed as of September 20, 2017, resulting in the conversion of $4,750,000 in principal and accrued interest of $48,671 for a total of $4,798,671 worth of convertible notes, exchanged for 19,194.72 shares of Series A Preferred Stock, with a stated value of $250 per share, equaling rights to 1,919,472 shares of common stock. The convertible notes accrued interest at 2% per annum commencing with their execution and the Company recorded interest expense of $48,671 through the date of conversion of the notes.

Warrants to purchase 1,900,000 shares of the Company's common stock at an initial exercise price of $3.56 per share and expiring March 15, 2020, were also issued with the convertible note financing.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity, ASC 815-40 Contracts in an Entity's Own Equity and ASC 470-20 Debt with Conversion and Other Options to determine the appropriate classification of the instruments. Upon their release from escrow, the convertible notes were evaluated for beneficial conversion feature ("BCF") resulting from the allocation of proceeds among the convertible notes and warrants. The warrants were determined to meet requirements for equity classification.  Accordingly, the relative fair value computed for the warrants, totaling $2,325,151 has been allocated to equity. The fair value of the warrants was estimated using the Black-Scholes option-pricing model using the assumptions of a three-year term, expected price volatility of 108%, dividend yield of 0% and a risk-free interest rate of 1.47%. The convertible debt was also evaluated for BCF. Based upon the effective conversion price of the convertible notes after considering the stock price at the date of the escrow release and the allocation of value to the warrants, it was determined that the convertible notes contain a BCF. The value of the BCF was computed to be $2,424,849, which has been capped not to exceed the total proceeds from the convertible notes after deducting the value allocated to the warrants. The resulting discount on the convertible debt was being amortized to interest expense over the term of the convertible notes. Upon the September 20, 2017 conversion of the convertible notes into Series A Preferred Stock, the then remaining unamortized discount was recorded as additional interest, resulting in a total of $4,750,000 being recorded as interest expense in the period ended September 30, 2017.

In connection with the private placement, the Company also entered into a Registration Rights Agreement, with the investors. On December 21, 2017, investors holding a majority of the outstanding securities registrable pursuant to the agreement, agreed on behalf of all investors to waive the requirement for the filing of a registration statement and terminate the registration rights agreements. The investors further waived any and all damages, penalties and defaults related to the Company's not filing the registration statement by the filing date and any damages, penalties and defaults related to the Company not having a registration statement be declared effective by the specified date (as such terms are originally defined in the Unit Registration Rights Agreement).

Common Stock issued for Acquisition:

On October 20, 2017, the Company issued 75,000 shares of Common Stock in connection with the majority acquisition of Tess.  The issuance of the shares was completed as a private placement transaction. In connection with the transaction, the Company and Tess entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement within three months to register the resale of 25,000 shares (of 75,000 shares) of Common Stock issued to Tess. See Note 2.

Cash Dividend:

On October 2, 2017, the Company's Board of Directors approved a cash dividend pursuant to which the holders of the Company's common stock and Series A Preferred Stock, would receive $1.00 for each share of Common Stock held, including each share of Common Stock that would be issuable upon conversion of the Series A Preferred Stock, on an as converted basis. The cash dividend, accounted for as a return of capital, totaled approximately $9,562,000 with a record date of the close of business on October 13, 2017 and payment date of October 18, 2017.

Temporary Reduction in Warrant Exercise Prices:

On October 10, 2017, the Company's Board of Directors approved a temporary reduction in the exercise price of warrants issued in the March 2017 private offerings to $3.00 per share.  The approval covered any of the 2,800,000 outstanding warrants which would be exercised by their holders from October 10, 2017 through October 20, 2017, for cash. During that period 620,000 warrants were exercised for cash, resulting in $1,860,000 in proceeds to the Company. Any such warrant holder who exercised such warrants for cash at the reduced price shall not be entitled to the benefit of any cashless exercise feature on such exercised warrants. The fair value of the temporary modification of the reducing the exercise price was recorded as an additional expense and a credit to capital in the period of exercise.  The fair value was computed to be $173,867, based upon the increase in fair value of the warrants immediately before and immediately after the reduction in exercise price times the 620,000 warrants actually exercised.

Cashless Exercise of Common Stock Purchase Warrants:

During the year ended December 31, 2017, warrant holders of 2,244,147 common share rights elected to exercise their warrants on a net cashless basis and were issued a net of 1,335,408 shares of common stock in exchange for termination of the warrants.  Warrants issued in the May 2013 private offering at an exercise price of $10.88 per common share for 184,147 share rights were surrendered for the issuance of 106,719 common shares.  Warrants issued in the March 2017 private offering of common stock at an exercise price of $3.50 per common share for 360,000 share rights were surrendered for the issuance of 214,851 common shares. Warrants issued in the Mach 2017 private offering of convertible notes at an exercise price of $3.56 per common share for 1,700,000 share rights were surrendered for the issuance of 1,013,838 common shares. The Company evaluated the provisions of ASC 815 Derivatives and Hedging regarding the accounting for these cashless warrant exercises. Based upon the fact that no changes were made to the terms of the warrants following their issuance and the exceptions to derivative instruments under ASC 815-15-74 for contracts issued by the reporting entity that are indexed in the entity's own stock and classified in stockholders' equity, it was determined that no expense recognition is required.

Restricted Common Stock Awards:

During the year ended December 31, 2017, 863,000 restricted shares were granted to directors and officers under the Company's equity incentive plans, of which 40,000 were terminated upon the individuals' separation from the Company. As of December 31, 2017, 326,848 restricted common shares had vested and 174,082 had been issued. See Note 8.

During the year ended December 31, 2017, the Company issued 138,067 restricted common shares to consultants for services recorded at a value of approximately $1,178,200. Subsequent to December 31, 2107, 3,215 restricted common shares were issued to a consultant.
Common Share Private Placement offering:

On December 21, 2017, the Company closed on the sale of approximately $36,537,543 of units, net of approximately $500,000 in offering expenses of its securities and issued 1,646,113 shares of Common Stock and warrants to purchase up to 1,646,113 shares of Common Stock (the "Units") pursuant to separate purchase agreements (the "Securities Purchase Agreements") with accredited investors (the "Investors"), at a purchase price of $22.50 per Unit.  Each Unit consists of one share (the "Shares") of the Company's common stock, no par value per share (the "Common Stock"), and a three-year warrant (the "Warrants") to purchase one share of Common Stock, at an exercise price of $40.00 per share (such sale and issuance, the "Private Placement").

The Warrants are exercisable, at any time on or after the sixth month anniversary of the closing date of the Private Placement, at a price of $40.00 per share, subject to adjustment, and expire three years therefrom. The holders may, subject to certain limitations, exercise the Warrants on a cashless basis. The Company is prohibited from effecting an exercise of any Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of such Warrant.

The Company entered into separate registration rights agreements (the "Registration Rights Agreement") with each of the Investors, pursuant to which the Company will undertake to file a registration statement to register the Common Stock issued as part of the Units and the Common Stock issuable upon exercise of the Warrants, within fourteen days following the closing, to cause such registration statement to be declared effective by the Securities and Exchange Commission within ninety days of the filing date and to maintain the effectiveness of the registration statement until all of such shares of Common Stock registered have been sold or are otherwise able to be sold pursuant to Rule 144.  In the event the Company fails to file, or obtain effectiveness of, such registration statement with the given period of time, the Company will be obligated to pay liquidated damages to the Investors for every thirty-days during which such filing is not made and/or effectiveness obtained, such fee being subject to certain exceptions.

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

Subsequent Stockholders' Equity transactions:

See Notes 8 and 14 for stockholders' equity transactions subsequent to December 31, 2017.

Note 8.  Stock options and warrants:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company's 2017 Equity Incentive Plan, as approved by the Company's shareholders on August 21, 2017 (the "Plan") and non-qualified options and warrants issued outside of the Plan. The Company's previous 2002 Stock Incentive Plan, as amended was replaced by the 2017 Plan with the 2002 Stock Incentive Plan continuing to govern the then outstanding grants and awards for 91,333 options and 157,000 shares of restricted common stock, but no additional grants are to be made. The 2017 Plan was approved reserving 895,000 common shares under the Plan. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the "Black-Scholes model").  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

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

The Company recognized stock-based compensation totaling $2,589,812 and $545,549 during the years ended December 31, 2017 and 2016, respectively.  The total expense for the year ended December 31, 2017, consisted of $1,714,116 in expense for the issuance of restricted common shares, $767,675 for the issuance of stock options under the Plan and $108,021 from other options. These expenses are included in the accompanying Statements of Operations for the years ended December 31, in the following categories:

	2017	2016

Selling, general and administrative expenses	$2,589,812	$542,989
Research and development expenses	—	2,560
Total stock-based compensation	$2,589,812	$545,549

Restricted stock awards:

A summary of the Company's restricted stock activity in the year ended December 31, 2017 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2017	-	$-
Granted	863,000	5.39
Vested	(326,848)	4.79
Forfeited	(40,000)	3.13
Unvested at December 31, 2017	496,152	$5.97

During the year ended December 31, 2017, the Company granted 863,000 restricted shares to members of its Board of Directors, Advisory Board members and officers.  As of December 31, 2017, of the 326,848 restricted shares which had vested, 174,082 had been issued with 152,766 vested rights remaining to be issued. Upon the separation of two Directors, 40,000 restricted shares were subsequently forfeited, including 833 restricted shares that were re-acquired by the Company as part of the equity rights terminations (see Note 7). The weighted-average grant date fair value of restricted shares granted during the year ended December 31, 2017 was $5.39 per share based upon the share price as of the date of grant. The total fair value of restricted stock granted, net of approximately $125,000 of forfeitures, during the year ended December 31, 2017 was approximately $4,654,000, including approximately $1,565,000 which vested in the period.

The value of restricted stock grants are measured based on their fair market value on the date of grant and amortized over their respective vesting periods, generally twenty-four months. As of December 31, 2017, there was approximately $2,964,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.0 years.

Subsequent to December 31, 2017 a total of 292,500 shares of restricted common stock subject to vesting and acceleration provisions were granted to certain board members and officers. Upon the resignation of a member of the Company's Board of Directors and an Advisory Board member, 6,251 and 20,000, respectively of previously awarded restricted shares were forfeited.  In March 2018, 50,000 vested restricted common shares were issued.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the years ended December 31, as follows:

	2017	2016

Dividend yield	0%	0%
Expected price volatility	95 to 15%	99 to 100%
Risk free interest rate	1.92 to 1.99%	1.20 to 1.83%
Expected term	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the year ended December 31, 2017, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	566,747	$20.46
Granted	120,000	9.00
Exercised	(50,800)	2.94
Forfeited	(516,414)	22.16

Outstanding at December 31, 2017	119,533	$9.02	9.8	$2,316,000

Exercisable at December 31, 2017	119,533	$9.02	9.8	$2,316,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2017.

During the year ended December 31, 2017, 120,000 options were granted under the Plan to directors and officers with a weighted average exercise price at grant date of $9.00 per option.  Included in the 120,000 options issued, were 20,000 options at an average exercise price of $4.02 per share which vest monthly over a twenty-four-month period and 100,000 options at an exercise price of $10.00 per share which were vested at grant date. All options were granted under the Company's Plan and expire ten years from the grant date.

During the year ended December 31, 2017, 50,800 options outstanding under the Plan were exercised generating $149,136 in cash proceeds. The 50,800 options exercised had a total intrinsic value when exercised of approximately $171,000. During the year ended December 31, 2016, no options were exercised.

During the year December 31, 2017, a total of 516,414 options granted under the Plan were forfeited with 515,578 forfeited as part of the equity rights terminations as described in Note 7 and 836 options terminated at the end of their term. Of the total forfeited, 459,414 options were vested, exercisable at an average exercise price of $24.55 and 57,000 were unvested, exercisable at an average exercise price of $2.92. During the year ended December 31, 2016, a total of 25,479 options that were granted under the Plan were forfeited, of which 21,859 were vested and 3,620 were unvested. The vested options were exercisable at an average of $40.49 per share and the unvested options were exercisable at an average of $15.13 per share.

The total fair value of stock options granted to employees, directors and consultants that vested and became exercisable during the years ended December 31, 2017 and 2016, was $639,000 and $646,000, respectively.

In January 2018, 19,533 vested options granted under the Plan were exercised for cash proceeds of $78,523.

A summary of the activity of nonvested options under the Company's Plan to acquire common shares granted to employees, officers, directors and consultants during the year ended December 31, 2017 is presented below:

Nonvested Shares	Nonvested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	97,738	$3.51	$2.58
Granted	120,000	9.00	4.25
Vested	(160,738)	7.82	3.97
Forfeited	(57,000)	2.92	2.16

Nonvested at December 31, 2017	—	$—	$—

At December 31, 2017, based upon employee, officer, director and consultant options granted, there was no unrecognized compensation cost related to stock options to be recorded.

Other common stock purchase options and warrants:

As of December 31, 2017, in addition to the Plan options discussed above, the Company had outstanding 1,944,895 warrants in connection with offerings that were not issued under the Plan.

In March 2017, the Company completed a total of $7.0 million in private placements of securities and in connection with those offerings, granted investors in the offerings, warrants which are classified as equity, exercisable six-months after issuance, to purchase a total of 2,800,000 shares of common stock, with 900,000 warrants at an exercise price of $3.50 per share and 1,900,000 warrants at an exercise price of $3.56 per share, all expiring in March 2020. See Notes 6 and 7.

In December 2017, the Company completed a total of $37.0 million in private placements of securities and in connection with those offerings, granted investors in the offerings, warrants which are classified as equity, exercisable six-months after issuance, to purchase a total of 1,646,113 shares of common stock, at an exercise price of $40.00 per share, all expiring in December 2020. See Note 6 and 7.

During the year ended December 31, 2016, 95,000 options were granted outside of the Plan and during 2017, these 95,000 options were forfeited.  Operating expenses for the years ended December 31, 2017 and 2016, included approximately $88,620 and $56,000, respectively, related to stock-based compensation.

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the year ended December 31, 2017:

	Shares Underlying Options / Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	527,003	$13.36
Granted	4,451,113	17.03
Exercised for cash	(620,000)	3.00
Exercised on a cashless basis	(2,244,147)	-
Forfeited	(169,074)	18.62

Outstanding at December 31, 2017	1,944,895	$35.06	2.7	$6,135,000

Exercisable at December 31, 2017	298,782	$7.87	2.7	$6,135,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2017.

In connection with a temporary reduction in the exercise price of warrants issued in the March 2017 private offerings to $3.00 per share 620,000 warrants were exercised for cash, resulting in $1,860,000 in proceeds to the Company.  (See Note 7)

During the year ended December 31, 2017, warrant holders of 2,244,147 common share rights elected to exercise their warrants on a net cashless basis and were issued a net of 1,335,408 shares of common stock in exchange for termination of the warrants.  Warrants issued in the May 2013 private offering at an exercise price of $10.88 per common share for 184,147 share rights were surrendered for the issuance of 106,719 common shares.  Warrants issued in the March 2017 private offering of common stock at an exercise price of $3.50 per common share for 360,000 share rights were surrendered for the issuance of 214,851 common shares. Warrants issued in the Mach 2017 private offering of convertible notes at an exercise price of $3.56 per common share for 1,700,000 share rights were surrendered for the issuance of 1,013,838 common shares. (See Note 7)

During the year ended December 31, 2017, a total of 169,074 options and warrants that were granted outside of the Plan were forfeited.  Of the total forfeited, 71,574 warrants expired under their terms and 60,000 options lapsed (15,000 vested and 45,000 unvested) due to the holders' terminations from the Company. The 60,000 options which lapsed were exercisable at an average of $3.78 per share. The remaining 37,500, which were forfeited resulted from negotiated payments made to each holder to waive their rights to the outstanding options. See Note 7.

During the year ended December 31, 2016, no warrants were exercised.

Subsequent to December 31, 2017, warrants issued in the May 2013 private offering were surrendered for the issuance of 3,215 shares of common stock.  Subsequent to December 31, 2017, 100,000 warrants issued in March 2017,  were exercised for cash proceeds of $350,000.

Note 9.  Animal Health License Agreements:

Effective May 1, 2004 Washington University in St. Louis ("WU") and Riot Blockchain entered into an exclusive license agreement (WU License Agreement) which grants Riot Blockchain exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where such products are prohibited under U.S. laws for export. The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement) expire.  Riot Blockchain has agreed to pay minimum annual royalties of $20,000 annually during the term of the WU License Agreement and such amounts are creditable against future royalties.  Royalties payable to WU under the WU License Agreement for covered product sales by Riot Blockchain carry a mid-single digit royalty rate and for sublicense fees received by Riot Blockchain carry a low double-digit royalty rate.  The WU License Agreement contains customary terms for confidentiality, prosecution and infringement provisions for licensed patents, publication rights, indemnification and insurance coverage.  The WU License Agreement is cancelable by Riot Blockchain with ninety days advance notice at any time and by WU with sixty days advance notice if Riot Blockchain materially breaches the WU License Agreement and fails to cure such breach.

In July 2012, the Company entered into an exclusive license agreement (the "License Agreement") with Ceva Santé Animale S.A. ("Licensee"), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the "Company's Animal Health Assets"). The License Agreement is subject to termination by the Licensee (a) for convenience on 180 days prior written notice, (b) in the Licensee's discretion in the event of a sale or other disposal of the Company's animal health assets, (c) in the Licensee's discretion upon a change in control of the Company, (d) for a material breach of the License Agreement by the Company; or (e) in the Licensee's discretion, if the Company becomes insolvent.  The License Agreement is also terminable by the Company if there is a material breach of the License Agreement by the Licensee, or if the Licensee challenges the Company's ownership of designated intellectual property.  The License Agreement includes a sublicense of the technology licensed to the Company by WU. Under the terms of the WU License Agreement, a portion of license fees and royalties Riot Blockchain receives from sublicensing agreements will be paid to WU. The obligation for such license fees due to WU, totaling $10,000, is included in accrued expenses at December 31, 2017.

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

Under the License Agreement as of December 31, 2017, the following future milestone payments are provided, assuming future milestones are successfully achieved:

●	Milestone payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of milestones as defined in the License Agreement;
●	Potential for milestone payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and
●	Royalties, at low double-digit rates, based on sales of licensed products.

Revenue recognition related to the License Agreement and WU License Agreement is based primarily on the Company's consideration of ASC 808-10-45, "Accounting for Collaborative Arrangements".  For financial reporting purposes, the license fees and milestone payments received from the License Agreement, net of the amounts due to third parties, including WU, have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees and milestone revenue totaling a net of approximately $1,556,000 commenced being amortized into income upon the July 2012 date of milestone achievement. As of December 31, 2017, deferred revenue of $96,698 has been classified as a current liability and $968,617 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the amortizable milestone revenue.  For each of the years ended December 31, 2017 and 2016, approximately $97,000, was recorded as the amortized license fee revenue.

A tabular summary of the revenue categories and cumulative amounts of revenue recognition associated with the License Agreement follows:

Category	Totals
License fees and milestone amounts paid / achieved	$1,920,000
Third party obligations recorded, including WU	(363,700)
Deferred revenue balance	1,556,300
Revenue amortization to December 31, 2017 ($394,286 to December 31, 2016)	(490,985)

Net deferred revenue balance at December 31, 2017 ($1,162,014 to December 31, 2016)	$1,065,315

Commencement of license fees revenue recognition	Upon signing or receipt
Commencement of milestone revenue recognition	Upon milestone achievement over the then remaining life
Original amortization period	197 months

Note 10. Acquisition and Discontinued Operations:

A. BDI 2016 Acquisition:

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

Under the terms of the Purchase Agreement, the consideration consisted of an aggregate of 627,010 shares of the Company's common stock (the "Shares") which Shares were distributed in accordance with the liquidation preferences set forth in BDI's Fifth Amended and Restated Certificate of Incorporation, as amended.  The Shares were valued at approximately $2,577,000 (based upon the closing value of our common stock on the acquisition date) and the issuance represented approximately 14% of the Company's then outstanding common stock at the closing. The Purchase Agreement contained customary representations and warranties of the parties, including BDI, and the Sellers have customary indemnification obligations to the Company relating to BDI, which are subject to certain limitations described further in the Purchase Agreement. The issuance of the Shares was completed as a private placement of securities.  The Company also entered into a registration rights agreement with the Sellers.

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

As of December 31, 2016, inventories, included with current assets of discontinued operations, totaled approximately $416,000, consisting of $188,000 in raw materials and $228,000 in finished goods, all associated with the BDI operations. As of December 31, 2017, no inventories were on hand.

B. Discontinued operations:

During the quarter ended March 31, 2017, the Company made the decision to discontinue the operations of its wholly-owned subsidiary BDI. BDI had developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017 of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. The Company expects to dispose of the assets and operations during 2017 by selling the assets and licensing the intellectual property rights.   The Company has recognized the exit of BDI in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of BDI, following its 2016 acquisition, have been classified as discontinued operations. The consolidated financial statements as of and for the year December 31, 2016 have been retrospectively revised as required when an event such as discontinued operations reporting has occurred subsequent to the original issuance of the financial statements.

The Company's historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Assets and liabilities related to the discontinued operations of BDI are approximately as follows as of December 31, 2017 and 2016:

	2017		2016
Current assets:
Accounts receivable		$-	$5,000
Inventories		-	416,000
Prepaid expenses		-	66,000
Total current assets	$		$487,000

Equipment and furnishings, net		$-	$36,000
Intangible assets, net		-	2,281,000
Deposit		-	37,000
Total noncurrent assets		$-	$2,354,000

Current liabilities:
Accounts payable		$16,000	$174,000
Accrued expenses		28,000	85,000
Deferred revenue		137,000	-
Total current liabilities		$181,000	$259,000

Summarized results of the discontinued operation are as follows for the years ended December 31, 2017 and 2016:

	2017	2016

Sales	$37,000	$9,000
Cost of sales	6,000	3,000
Gross margin	31,000	6,000
Operating expenses	955,000	1,121,000
Operating (loss)	(924,000)	(1,115,000)
Escrow forfeiture gain	135,000	-
Impairment (loss)	(2,754,000)	-

(Loss) from discontinued operations	$(3,543,000)	$(1,115,000)

Included in the impairment loss recognized for the year ended December 31, 2017 on the discontinuance of BDI are impairment losses recognized on inventories of $453,000, equipment and furnishings of $29,000, identifiable intangible assets of $1,833,000, goodwill of $430,000, and a $9,000, net expense from all other items, all associated with the assets and operations of BDI. Additional costs associated with the exit of operations of the Company's subsidiary BDI may be incurred as final wrap-up of BDI's operations are completed.

In December 2017, BDI entered an asset purchase agreement with a privately held third party (the "Buyer"), pursuant to which BDI sold its intellectual property, technology rights and know-how associated with the business to the Buyer.  Should the Buyer decide to pursue development of the acquired rights and if they successfully commercialize a product using the acquired rights, BDI would be entitled to receive future earn-out payments based upon a low single digit percentage of such defined sales. Such earn-out payments are subject to certain per product sale limitations and a cumulative payment ceiling (not to exceed total payments of low single-digit millions of dollars). Based upon the Company's assessment of the current low likelihood receiving future payments under this agreement, no revenue has been recognized.

Note 11.  Income taxes:

The Company's income tax benefit for the year ended December 31, 2017 totaled $1,609,000 and resulted from the difference in book and tax basis of the Kairos mining equipment and its deprecation and impairment expense for the year ended December 31, 2017. There was no income tax expense due to operating loss incurred for the year ended December 31, 2016.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax ("AMT"), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of approximately $14.0 million dollars exclusive of the corresponding change in the valuation allowance, for the year ended December 31, 2017. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are comprised of the following:

	As of December 31,
	2017	2016
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$25,837,000	$36,817,000
Research and development credit carryforwards	989,000	1,103,000
Stock option expense	252,000	-
Property and equipment	-	50,000
Capital loss carryforward	-	444,000
Other	14,000	(22,000)

Deferred tax asset	27,092,000	38,392,000
Valuation allowance	(26,393,000)	(38,392,000)
Deferred income tax liability	$699,000	$-

The deferred tax asset as of December 31, 2017 includes approximately $0.9 million related to discontinued operations.

The Company recognized a $2,308,000 deferred tax liability in 2017 as a result of the acquisitions of Tess and Kairos in November 2017. Due to the acquisition, a  temporary difference between the book fair value and the tax basis of the property and equipment acquired created an approximately $2,308,000 deferred tax liability and additional asset values were recorded.

At December 31, 2017, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $105 million which expires in 2037. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2017. The valuation allowance decreased by approximately $9.4 million as of December 31, 2017.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2017	2016
Statutory federal income tax benefit	(7,307,000)	$(1,453,000)
State taxes, net of federal tax benefit	(647,000)	(128,000)
Federal tax rate change and other adjustments	13,617,000	239,000

Stock compensation and other non-deductible expenses	3,118,000	-

Change in valuation allowance	(10,390,000)	1,342,000
Income taxes provision (benefit)	$(1,609,000)	$-

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2017.

Note 12.  Commitments and contingencies:

Commitments:

The Company's subsidiary, BDI, had a lease commitment on its office and laboratory space that was scheduled to expire March 31, 2018, requiring future non-cancellable lease payments as of May 2017 of approximately $294,000 for the remainder of its original term. During May 2017, an agreement with the subsidiary's landlord was reached to terminate the lease by surrendering the facility in May 2017, making a $80,419 prepayment of rent through July 31, 2017 and surrendering the $37,000 lease deposit. Rent expense for the year ended December 31, 2017 totaled approximately $239,000, including $216,000 in rent expense for BDI, inclusive of the payment of the early termination fee and the surrender of the $37,000 lease deposit and $23,000 in rent expense incurred by the Company under short-term rent agreements. The Company's rent expense for the year ended December 31, 2016 totaled approximately $120,000 which included $92,000 in rent expense related to BDI's facility expense for the period from acquisition to December 31, 2016.

See Note 14 for new lease agreement commitment subsequent to December 31, 2017.

On February 25, 2016, the Company completed the sale of its corporate headquarters, land, building and certain fixtures and equipment to a third party at a purchase price of $4,053,000. The sale resulted in a gain of approximately $1,933,000 and generated approximately $1,799,000 in net cash after expenses and mortgage payoffs. During a portion of 2017 the Company rented space in the building under short-term lease agreement that provided certain storage space.

As of December 31, 2017, the Company has employment agreements with two officers providing aggregate annual minimum commitments totaling approximately $572,000.  The agreements contain customary confidentiality and benefit provisions.

Contingencies:

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Riot Blockchain, Inc.'s shareholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3:18-cv-02293. The complaint asserts violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders that purchased Riot Blockchain, Inc. stock from November 13, 2017 through February 15, 2018. The complaint alleges that Riot Blockchain, Inc. and certain of its officers and directors (John O'Rourke and Jeffrey G. McGonegal) made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding Riot Blockchain, Inc.'s business plan in connection with its cryptocurrency business. The complaint requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.  The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit.

Two additional, nearly identical complaints were subsequently filed by Richard Roys and Bruce Greenawalt in the United District States Court for the Southern District of Florida (Roys v. Riot Blockchain Inc., et al., Case No. 9:18-cv-80225) and the United States District Court for the District of Colorado (Greenawalt v. Riot Blockchain Inc., et al., Case No. 1:18-cv-00440), respectively.  Mr. Roy's complaint also names Barry Honig, an investor in Riot Blockchain, Inc., as a defendant.  On March 27, 2018, the court closed the Roys case for administrative purposes.  On April 2, 2018, Mr. Greenawalt filed a notice of voluntary dismissal of his action, which the court entered on the same date.

 On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors (John O'Rourke, Jeffrey G. McGonegal, Andrew J. Kaplan, Jason Les and Eric So), as well as against Mr. Honig.  The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement.  The complaint seeks unspecific monetary damages and corporate governance changes.  The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit.

The Company is currently not a party to any other legal proceedings, the adverse outcome of which would, in the Company's opinion, have a material adverse effect on our business, financial condition and results of operations.

On April 9, 2018, the Company received a subpoena requesting document from the U.S. Securities and Exchange Commission.  We intend to fully cooperate with the SEC inquiry.

As part of its review of the Company's public filings, the Securities and Exchange Commission ("SEC") has inquired about certain of the Company's assets' classification as, and amount of, possible Investment Company assets. The Company is responding to the SEC's inquiries.  Should an ultimate determination be made that the Company was or is an inadvertent Investment Company, it could have an impact on the Company's decision to hold certain assets and / or the Company's financial reporting.  The Company's position is that it was or is not subject to the Investment Company regulations.

Note 13.  Related Party Transactions:

Per Schedules 13D filed with the Securities and Exchange Commission, each of Barry Honig (together with other group members) and Catherine Johanna DeFrancesco beneficially owned greater than 10% of the dispositive and voting power of the Company's common stock.  Mr. Honig reported beneficial ownership of approximately 11.2% of the Company's common stock as of January 5, 2017 and Ms. DeFrancesco reported beneficial ownership of approximately 11.45% of the Company's common stock as of January 10, 2017.  Mr. Honig invested $1,750,000 in the March 2017 Convertible Note Private Placement (see Note 7). GRQ Consultants, Inc., a related party of Mr. Honig, received a cash payment of $50,000 for diligence services in connection with the Company's investment in Coinsquare (see Note 4). Each of Mr. Honig and Ms. DeFrancesco was a shareholder of Kairos at the time of its acquisition by the Company (see Note 2), with Mr. Honig having owned approximately 8.6% of Kairos and Ms. DeFrancesco having owned approximately 6.3% of Kairos.  Each of Mr. Honig and Ms. DeFrancesco invested in the December 2017 Common Share Private Placement, with Mr. Honig investing $500,000 and Ms. DeFrancesco investing $360,000 (see Note 7).

Note 14.  Subsequent Events:

Bitcoin Auction

In January 2018, through a sealed bid auction conducted by the U.S. Marshals Service, the Company acquired 500 bitcoins for approximately $5,625,000.

Asset Purchase Agreement with Prive Technologies LLC

On February 21, 2018, the Company and Kairos Global Technology Inc., a wholly-owned subsidiary of the Company ("Kairos"), completed an asset purchase under an agreement (the "Prive Purchase Agreement") with Prive Technologies LLC ("Prive"), on behalf of certain persons and entities who owned certain bitcoin mining machines and related equipment (the "Prive Equipment"). Pursuant to the Purchase Agreement, the aggregate consideration for the Prive Equipment consisted of (i) Eleven Million Dollars ($11,000,000) and (ii) One Million (1,000,000) shares of the Company's common stock, no par value per share (the " Prive Shares"). Upon closing of the transaction, and pursuant to the terms of the Purchase Agreement, Kairos became the owner of the Prive Equipment and other assets used for the mining of cryptocurrency, including, but not limited to, 3,800 Bitmain AntMiner S9s.

Mr. Michael Ho and Mr. Bryan Pascal were selling shareholders of Prive, with Mr. Ho owning approximately 24.8% of Prive and Mr. Pascal owning approximately 18.4% of Prive, at the time of its acquisition by the Company. In November 2017, at the time of the Kairos acquisition, (see Note 2), Mr. Ho and Mr. Pascal became Series B Preferred Shareholders of the Company having owned approximately 10.7% and 5.7%, respectively of Kairos at the time of its acquisition by the Company.

Prive Shares were deposited into an escrow account with an escrow agent to be held in escrow as provided in an escrow agreement. Under this escrow agreement, the escrowed Prive Shares will be released to the Sellers upon the later of August 21, 2018 and the date on which the Company and Kairos have generated Net Cash Flow (as defined in the Prive Purchase Agreement) of at least Ten Million Dollars ($10,000,000) from the Prive Equipment.  If the Escrow Shares have not been released to the Sellers on or before February 21, 2020, then these escrowed Prive Shares shall be returned to the Company for cancellation.

The Company has commenced an evaluation of the financial reporting for this transaction considering the provisions of FASB ASU 2017-01, Business Combinations (Topic 805).  The assessment is preliminary and subject to additional evaluation, with the transaction expected to be accounted for as an acquisition of assets based on the estimated fair value as of the acquisition date.

Asset Purchase Agreement with Blockchain Mining Supply & Services Ltd.

On February 21, 2018, the Company completed an asset purchase under an agreement (the "BMSS Purchase Agreement") with Blockchain Mining Supply & Services Ltd. ("BMSS"), which owned 3,000 AntMiner S9 bitcoin mining machines (the "BMSS Equipment"). Pursuant to the BMSS Purchase Agreement, the Company purchased the BMSS Equipment for aggregate consideration of Eight Million Five Hundred Thousand Dollars ($8,500,000).

Seven Million Dollars ($7,000,000) of the purchase price was paid at closing. The remaining One Million Five Hundred Thousand Dollars ($1,500,000) of the purchase price shall be payable on the earlier of August 20, 2018 and such time when the BMSS Equipment becomes operational.

Ingenium International LLC Consulting Agreement.

On February 21, 2018, the Company entered into a Consulting Agreement with Ingenium International LLC (the "Consultant") to provide consulting services related to the Company's business for a 12-month period.  Certain members of the Consultant were also affiliated with Prive.  Pursuant to the Consulting Agreement Consultant's services are defined as follows: complete the installation and deployment of 8,000+ ASIC cryptocurrency miners, which included the Prive Equipment and the BMSS Equipment; assist in managing and monitoring the operation of the 8,000+ cryptocurrency miners on an ongoing basis; promptly responding to and troubleshooting any issues as they arise in the management and monitoring of the operations; continuing the buildout of up to 40 Megawatts of energy capacity, with the ultimate goal to secure the power and build the location for up to 80 Megawatts of energy capacity; and to make strategic introductions to other cryptocurrency business opportunities and contacts in the sector.  In connection with the Consulting Agreement the Company made a lump sum payment of $4,000,000 to the Consultant.

Mr. Michael Ho and Mr. Bryan Pascal are controlling principals of Ingenium International LLC. As disclosed in this Note 14 above and Note 2, Mr. Ho and Mr. Pascal are shareholders in the Company by virtue of the previous Kairos and Prive transactions.

Oklahoma Lease Agreement.

On February 27, 2018, Kairos ("Tenant") entered into a lease agreement (the "Lease") with 7725 Reno #1, LLC (the "Landlord"), pursuant to which the Tenant leases an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  Pursuant to the terms of the Lease, the initial term of one year terminates on February 15, 2019, unless terminated earlier pursuant to the terms of the Lease, subject to the Tenant's options to renew the Lease.  Tenant has four one-year renewal options that may be exercised so long as Tenant is not in default, subject to increases in base rent. Tenant has the right to operate from the premises on a 24 hour/seven day a week basis. At least three months, but no more than six months, prior to the expiration of the initial Lease term or renewal term, as applicable, Tenant shall give Landlord written notice of its intent to exercise the applicable renewal option, which also includes incremental payment for additional electric capacity delivery.  If Tenant does not elect to exercise a renewal option, all remaining renewal options, if any, shall terminate.

Base rent for the premises during the first 12 months is equal to $55.95/kW per month for a total of 4 Megawatts (MW) of available electrical power, or $223,800 per month.  Base rent is calculated based upon the monthly electrical power made available to Tenant within the premises, and not based on Tenant's actual usage.  In connection with the Lease, Parent has provided a limited guarantee of Tenant's failure to make payment of base rent or additional rent pursuant to the Lease.  As soon as practicable after the effective date of the Lease, Landlord, at Landlord's expense, agreed to provide additional 12.5 kV transformer equipment to increase the electrical power available for Tenant's use by an additional 2MW, which will result in additional rent of $55.12/kW for the additional 2MW of power when it is made available.  Provided that Tenant is not in default under the Lease beyond any applicable notice and cure periods, Tenant may request Landlord to further increase the electrical power available, in increments from 6.01 MW up to 12.0 MW, by giving written notice to Landlord of the requested increase.  Landlord, at Landlord's expense, would then provide an additional 12.5kV of electrical transforming equipment to increase the electrical power available for Tenant's use by the additional MW requested by Tenant.  Effective as of the date the additional power is made available to Tenant, base rent will increase by an amount equivalent to the additional MW requested by Tenant multiplied by $55.12 per kW.  If Tenant exercises all of its renewal options, then the base rent for the first 4MW of available power would increase to $57.63 per kW in year two, $59.36 per kW in year three, $61.14 per kW in year four and $62.97 per kW in year five.  In each case, available power of greater than 4MW and up to 12MW would result in base rent of $55.12 per kW.

On March 26, 2018, Kairos entered into a first amendment to the above lease (the "Lease Amendment"), whereby 7725 Reno agreed to increase the electrical power available for Kairos's use from 6MW to 12MW, and the base rent under the lease was increased to approximately $665,760 per month, effective as of the date when such additional power is available.

Kairos Operations and Equipment Status.

During January 2018 certain infrastructure deficiencies in the Kairos short-term rented facility in Quebec, Canada became more problematic. Kairos noted that due to storm water leakage into the facility, servers consisting of 90 AntMiner S9s and 29 AntMiner L3s had visible evidence of exposure to water.  These servers were taken off line and Kairos is currently investigating the extent of possible damage and functionality of the 119 servers. Kairos has notified the landlord regarding a possible claim for damage and loss.  While the extent of the damage, if in fact the units are damaged, has not been determined or quantified, the total fair value cost of the servers was approximately $426,000. Kairos' ability to recover all or any portion of the damage and loss, should the servers in fact be damaged or unusable, has not been determined.

As a result of the issues with the Kairos original rented facility and the subsequent execution of the lease of the approximate 107,600 square foot warehouse located in Oklahoma City, Oklahoma Lease with 7725 Reno #1, LLC, as discussed above, Kairos determined to take all 1,200 of the servers acquired in the Kairos November 3, 2017, acquisition off-line in Canada and relocate them to the new facility.  This was completed in March 2018 for all of the servers except the 119 servers that showed visible signs of damage, which are still being evaluated at the facility in Quebec, Canada.

Acquisition of Logical Brokerage Corp.

On March 26, 2018, the Company entered into and closed a stock purchase agreement (the "Logical Brokerage Purchase Agreement") between the Company and Mark Bradley Fisher (the "Logical Brokerage Seller"). Pursuant to the Logical Brokerage Purchase Agreement, the Company purchased from the Logical Brokerage Seller 9.25 shares of Logical Brokerage Corp. ("Logical Brokerage"), representing 92.5% of the outstanding capital stock of Logical Brokerage, for a cash purchase price of $600,000. Logical Brokerage, a futures introducing broker headquartered in Miami, FL is registered with the Commodity Futures Trading Commission, or CFTC, and a member of the National Futures Association, or NFA. As of the date of these financial statements the initial accounting for the business combination with Logical Brokerage is incomplete and the Company is currently not able to provide additional financial disclosures, including pro forma information, that might be required.

In connection with the closing of the Logical Brokerage Purchase Agreement, on March 26, 2018, the Company entered into a stockholders' agreement (the "Stockholders Agreement") with Logical Brokerage and Mark Bradley Fisher. The Stockholders Agreement provides, among other things, that, subject to certain exceptions, the Logical Brokerage Seller may not transfer any of his remaining shares of Logical Brokerage without the written consent of the Company. The Stockholders Agreement also provides that, subject to certain exceptions, in the event the Company proposes to transfer 35% or more of Logical Brokerage's total issued and outstanding capital stock, the Logical Brokerage Seller will be entitled to certain "tag-along" rights.

Corporate Lease Agreement.

On April 9, 2018 the Company entered into a commercial lease covering 1,694 rentable square feet of office space in Fort Lauderdale, FL, with a third-party. The lease is for an initial term of thirty-nine months, with one five-year option to renew. The lease requires initial monthly rent of approximately $7,000, including base rent and associated operating expenses.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

On January 4, 2018, Riot Blockchain, Inc. (the "Registrant" or the "Company") dismissed EisnerAmper LLP ("EisnerAmper") as its independent registered public accounting firm.

The report of EisnerAmper on the Company's financial statements for the fiscal year ended December 31, 2016 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report did include an explanatory paragraph relating to auditing the adjustments to the 2015 financial statements to retrospectively reflect a reverse stock split effected by the Company.

During the period of EisnerAmper's engagement as the Company's independent registered public accounting firm from February 3, 2017 through January 4, 2018 (the "Engagement Period"), there were no disagreements as defined in Item 304 of Regulation S-K with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EisnerAmper, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On January 5, 2018, the Company engaged MNP LLP ("MNP"), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years through December 31, 2016, and the subsequent interim period through January 4, 2018 neither us nor anyone on our behalf consulted MNP regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

On February 3, 2017, the Company's Board of Directors appointed EisnerAmper as the Company's independent registered public accounting firm effective February 3, 2017. The decision to appoint EisnerAmper was recommended and approved by our Audit Committee following the Committee's further process to determine our independent registered accounting firm. During the fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through February 3, 2017, neither we, nor anyone on our behalf, consulted with EisnerAmper regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements, and EisnerAmper did not provide any written report or oral advice that Eisner concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue;  (iii) any matter that was the subject of a "disagreement" within the meaning of Item 304(a)(1)(iv) of Regulation S-K or (iv) any "reportable event" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our  Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the Proxy Statement or by amendment to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Proxy Statement or by amendment to this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The information required by this Item is incorporated by reference to the Proxy Statement or by amendment to this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the Proxy Statement or by amendment to this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Proxy Statement or by amendment to this Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)            Exhibits

No.	Exhibit

3.1	Articles of Incorporation filed September 20, 2017 (Incorporated by reference to Exhibit 3.1of the Current Report on Form 8-K filed September 25, 2017).

3.2	Amendment to Bylaws effective March 9, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018).

3.3	Bylaws effective September 20, 2017 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017).

3.4	Articles of Merger between Bioptix, Inc., and Riot Blockchain, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017).

4.1
Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 2% Series A Convertible Preferred Stock of Bioptix, Inc. (Incorporated by reference to Exhibit 3.3 of the Current Report on From 8-K filed September 25, 2017).

4.2	Amendment to Certificate of Designation of 0% Series B Convertible Preferred Stock (Incorporated by reference from Exhibit 3.1 of the Current Report on From 8-K filed December 21, 2017)

4.3
Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of the Company. (Incorporated by reference from Exhibit 3.1 of the Current Report on From 8-K filed November 3, 2017).

10.1
2017 Equity Incentive Plan, as amended (Incorporated by reference to Appendix E to the Definitive Proxy Statement on Schedule DEF14A filed July 10, 2017, as amended incorporated by reference to the Definitive Proxy Statement on Schedule DEF14A filed March 26, 2018 and Schedule DEFA14A filed April 2, 2018).

10.2	Bioptix, Inc. Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 2, 2016).

10.3	First Amendment to Lease Agreement, dated March 26, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 27, 2018).

10.4	Lease Agreement dated as of February 27, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 28, 2018).

10.5
Executive Employment Agreement dated as of January 27, 2018 by and between Company and Christopher Ensey (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 31, 2018).

10.6
Employment Agreement by and between the Company and John O'Rourke dated as of November 3, 2017.   (Incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 13, 2017).

10.7
Executive Employment Agreement dated as of February 27, 2018 by and between Company and Robby Chang (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 28, 2018).

10.8
Executive Employment Agreement dated as of January 20, 2018 by and between Riot Blockchain Canada Inc. and Jeffrey Vormittag (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 18, 2018).

10.9
Executive Employment Agreement dated as of January 7, 2018 by and between Digital Green Energy Corp. and Daniel Stefan Robertson  (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 11, 2018).

10.10
Amendment No. 1 to Retention Agreement by and between the Company and Jeff McGonegal dated as of March 27, 2018 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed March 27, 2018).

10.11	Retention Agreement by and Between the Company and Jeff McGonegal dated as of June 30, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed July 3, 2017)

10.12
Separation Agreement by and between the Company and Michael Beeghley dated as of November 3, 2017. (Incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 13, 2017).

10.13	Separation Agreement by and between the Company and Richard Whitcomb dated as of June 15, 2017- (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 15, 2017).

10.14	Separation Agreement by and between the Company and Steve Lundy dated as of April 6, 2017- (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 7, 2017).

10.15	Logical Brokerage Corp. Stock Purchase Agreement dated as of March 26, 2018 (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed March 27, 2018).

10.16
Stockholders Agreement dated March 26, 2018, among  Logical Brokerage Corp., Riot Blockchain, Inc. and Mark Bradley Fisher (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 27, 2018).

10.17
Asset Purchase Agreement by and between Company and Prive Technologies LLC dated as of February 15, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 16, 2018).

10.18	Form of Escrow Deposit Agreement (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed February 16, 2018).

10.19
Asset Purchase Agreement by and between Blockchain Mining Supply & Services Ltd and the Company dated February 15, 2018 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed February 16, 2018).

10.20
Escrow Agreement by and between Blockchain Mining Supply & Services Ltd. and the Company dated February 15, 2018 (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed February 16, 2018).

10.21	Ingenium International Consulting Agreement dated as of February 21, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 23, 2018).

10.22
Share Exchange Agreement by and among the Company., Kairos Global Technology, Inc., and the shareholders of Kairos Global Technology, Inc. dated as of November 1, 2017 (Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017).

10.23
Form of Purchase Agreement by and between the Company and Tess Inc. dated as of  October 20, 2017 (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017).

10.24
Registration Rights Agreement by and between the Company and Tess Inc. dated as of October 20, 2017 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017).

10.25
Form of Subscription Agreement by and between the Company and goNumerical Ltd. (Coinsquare) dated as of  September 29, 2017 (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017).

10.26	Form of Securities Purchase Agreement (Units) dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 19, 2017).

10.27	Form of Registration Rights Agreement dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed December 19, 2017).

10.28	Form of Common Stock Purchase Warrant dated as of December 18, 2017 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed December 19, 2017).

10.29	Form of Securities Purchase Agreement dated, as of March 10, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 16, 2017).

10.30	Form of Amendment to Registration Rights Agreement (Units) dated as of December 21, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 21, 2017).

10.31	Form of Amendment to Registration Rights Agreement dated as of December 21, 2017 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed December 21, 2017).

10.32	Form of Registration Rights Agreement dated as of March 10, 2017 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 16, 2017).

10.33	Form of Escrow Deposit Agreement dated as of March 10, 2017 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed March 16, 2017).

10.34	Form of Escrow Deposit Agreement (Securities) dated as of March 10, 2017 (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed March 16, 2017).

10.35	Form of Securities Purchase Agreement dated as of March 15, 2017 (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K, effective March 15, 2017 and filed March 17, 2017).

10.36	Form of Common Stock Purchase Warrant, dated as of March 10, 2017 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed March 16, 2017).

10.37	Form of Common Stock Purchase Warrant Agreement dated as of May 30, 2013 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed May 30, 2013).

10.38
Agreement by and between Barry Honig, Catherine DeFrancesco and certain related parties with respect to the Company dated January 18, 2017.(Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 20, 2017).

10.39
Exclusive License Agreement between Registrant and The Washington University, dated May 1, 2004 as amended (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010).

14	Code of Ethics Adopted October 23, 2017. (Incorporated by reference to Exhibit 14 of the Current Report on Form 8-K filed October 25, 2017).

23.1	Consent of MNP LLP *

23.2	Consent of EisnerAmper LLP *

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. *

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements *

____________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 17, 2018 by the undersigned thereunto duly authorized.

RIOT BLOCKCHAIN, INC.

/s/ John O'Rourke
John O'Rourke, Chief Executive Officer

/s/ Robby Chang
Robby Chang, Chief Financial Officer

/s/ Jeffrey G McGonegal
Jeffrey G. McGonegal, Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John O'Rourke and Robby Chang as true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission (the "SEC"), and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the SEC, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on April 17, 2018 in the capacities indicated.

/s/ John O'Rourke
John O'Rourke, Chief Executive Officer and Director (principal executive officer)

/s/ Robby Chang
Robby Chang, Chief Financial Officer

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Principal Financial Officer

/s/ Remo Mancini
Remo Mancini, Director

/s/ Andrew Kaplan
Andrew Kaplan, Director

/s/ Jason Les
Jason Les, Director