Form 10-K/A
period 2017-12-31
Riot Blockchain, Inc.
filed 2018-04-30
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

 (Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 001-33675

RIOT BLOCKCHAIN, INC.
(Exact name of registrant as specified in charter)

Nevada	84-1553387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

202 6th Street, Suite 401 Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 794-2000

Securities registered under Section 12(b) of the Exchange Act:

Common Stock no par value per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

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
Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

RIOT BLOCKCHAIN, INC.
ANNUAL REPORT ON FORM 10-K/A
 EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (the "Form 10-K/A") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of Riot Blockchain, Inc. (the terms "we", "us", "our", the "Company", "Riot Blockchain, Inc." and "RIOT" mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated), originally filed on April 17, 2018 (the "Original Filing"). We are filing this Form 10-K/A to include the information required by Part III of Form 10-K that was not included in the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date filed.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of our Original Filing on Form 10-K entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	The uncertainty of profitability;
●	High volatility in the value attributable to our business model and assets;
●
Rapid change in the regulatory and legal environment in which we operate with many unknown future challenges to operating our business in a lawful manner or which will require our business or the businesses in which we invest to be subjected to added costs and/or uncertainty regarding the ability to operate;

●	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms; and
●	Other risks and uncertainties related to our business plan and business strategy.

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

PART III

ITEM 10.  DIRECTORS, NAMED EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT AND THE BOARD OF DIRECTORS

Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and named executive officers of the Company. Further, there is no arrangement or understanding between any director and the Company pursuant to which he or she was selected as a director.  As of December 31, 2017, Mr. O’Rourke and Mr. McGonegal had employment agreements in place with the Company with respect to their executive officer positions with the Company.

The following table sets forth names, ages and positions with the Company for all directors and executive officers of the Company:

Name	Age	Position

John R. O'Rourke	32	Chief Executive Officer, President, Director and Chairman
Remo Mancini	66	Lead Director
Andrew J. Kaplan	50	Director
Jason Les	32	Director
Robby Chang	40	Chief Financial Officer
Christopher Ensey	37	Chief Operating Officer
Jeffrey G. McGonegal	67	Principal Accounting Officer and Secretary

John R. O'Rourke has been serving as a Director of the Company since January 2017, and has been the Chief Executive Officer since November 2017. Mr. O'Rourke is an analyst and investor who has served as Managing Member of ATG Capital LLC since 2012, an investment fund focused on small and mid-cap growth companies possessing distinct competitive advantages and superior management teams.  He received his Bachelor of Science in Accounting with an Honors Citation from the University of Maryland, College Park.  Mr. O'Rourke is qualified to serve as a director because of his prior management experience, knowledge of capital markets, experience in public company accounting, finance, and audit matters as well as his experience in board functions as a member of other boards.

Remo Mancini has been a director of the Company since February 2018. Mr. Mancini is a professional corporate director with significant experience at senior levels in both government and the private sector. He served in the Legislative Assembly of Ontario, Canada (Liberal Party member) from 1975-1993. During this time Mr. Mancini held a number of notable positions including Minister of Revenue, Parliamentary Assistant to the Premier, Official Opposition Party House Leader, and Chairman of the Public Accounts Committee. He combines his experience as a former Canadian and U.S. senior corporate executive, corporate director and former Ontario Cabinet Minister to bring a valuable perspective to business affairs, senior executive management, and corporate governance. This extensive experience in both the public and private sector positions him to lead organizations, offer insightful decisive management guidance, and board leadership.  He has served on a number of Boards of both publicly listed and private companies. He has earned the internationally recognized designation of ICD.D and is a graduate of the Directors Education Program offered by the Institute of Corporate Directors and the University of Toronto's Rotman School of Management. Mr. Mancini is the owner and President of Sandstone Strategies, established in 2004.
Andrew J. Kaplan has been serving as a Director of the Company since May 2017. Mr. Kaplan is a founder of A to B Capital Management, and manages the A to B Capital Special Situations Fund, LP which was launched on January 1, 2009. The fund invests in the small cap sector through private, pre-public and publicly traded companies. In addition, he has been a Vice President of Barry Kaplan Associates for the past 22 years, a leading financial public relations firm for both public and private companies in the US, Canada and abroad. Prior to working at BKA, he had six years' experience working at major investment banks involved in deal structure, mergers and acquisitions and trading. Mr. Kaplan is a member of the Board of Directors of U.S. Gold Corp. (USAU) and Coral Gold Resources, Ltd. (CLH.V) and a former member of the Board of PolarityTE, Inc. (COOL) and Naked Brand Group (NAKD).  He holds a BSBA from the University of Hartford in Finance and Insurance.  Mr. Kaplan is qualified to serve as a director due to his extensive business and management expertise and his extensive knowledge of capital markets.

Jason Les has been serving as a Director of the Company since November 2017 and also serves on the Advisory Board. Mr. Les has previously been an established professional poker player for over ten years. Mr. Les successfully competed in high stakes heads-up games online for several years and was twice selected as the human benchmark for testing the world's best poker artificial intelligence in what was dubbed Man vs Machine at Carnegie Mellon University.  Mr. Les graduated from U.C. Irvine in 2010 with a B.S. in Information and Computer Science. Mr. Les is qualified as a director based on the fact that he has been active in the cryptocurrency industry and brings technical expertise with regards to cryptocurrency mining, protocol development, and general evaluation of the industry.

Robby Chang has served as our Chief Financial Officer since February 2018. On February 27, 2018 the Board of Directors appointed Mr. Chang to the position of Chief Financial Officer and to serve as Principal Accounting Officer effective upon completion of the Company's 2017 audit and filing of its Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Chang was employed by Cantor Fitzgerald Canada from 2011-2018 as Managing Director, Senior Analyst, and Head of Metals & Mining.   Previously, Mr. Chang held various positions as Institutional Equity Research Analyst and Director, Research and Trading, and Portfolio Manager for several financial companies.  Mr. Chang has 23 years of experience in the financial services industry. While at Cantor Fitzgerald Canada, he provided research coverage in precious metals, base metals, lithium, and uranium. He was recognized by Bloomberg as the "Best Precious Metals Analyst" in Q1 2016. Mr. Chang has been frequently quoted and a regular guest of several media outlets including: Bloomberg, Reuters, CNBC, and the Wall Street Journal. Mr. Chang has also served as a Director of Research/Portfolio Manager at a Canadian investment firm that managed $3 billion in assets. He was also on a five-person multi-strategy hedge fund team where he specialized in equity and derivative investments. Mr. Chang holds a Masters of Business Administration from the University of Toronto.

Christopher Ensey has served as our Chief Operating Officer since January 2018. Mr. Ensey is a cybersecurity specialist with a broad technical background spanning security operations, product development and cloud computing. In 2012, Mr. Ensey founded Dunbar Armored's cybersecurity practice and managed security services division where Mr. Ensey has served as Chief Operating Officer since 2012.  In such role, Mr. Ensey led product development, operations and sales globally. Previous roles include Director of Government Security Solutions at SafeNet and Principal Security Strategist & Associate Director at IBM. Mr. Ensey also serves as an advisor and investor to numerous cybersecurity and blockchain startups and has a BS in Computer Engineering from Virginia Tech University.

Jeffrey G. McGonegal became Chief Financial Officer of the Company in June 2003, was appointed Corporate Secretary in January 2010 and served as interim President in December 2004 and January 2005. Under the terms of a Retention Agreement, Mr. McGonegal's continued service as the Company's Chief Financial Officer (Principal Accounting Officer) until April 30, 2018 was contemplated. The Company and Mr. McGonegal desire to modify the Retention Agreement to provide that Mr. McGonegal shall serve solely as the Company's Principal Accounting Officer for purposes of being authorized to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and to provide all certifications required including under Section 302 of the Sarbanes Oxley Act of 2002. The term of the Retention Agreement shall continue through April 30, 2018.  Thereafter, the Company shall engage Mr. McGonegal as a consultant for a period of the four months during which time he shall be entitled to all benefits previously provided by the Company, but shall be obligated only to provide such reasonable transition related services and duties as are requested by the Chief Executive Officer, the Chief Financial Officer and the Board of Directors of the Company from time to time. Mr. McGonegal served from 2003 to January 1, 2011 as Chief Financial Officer of PepperBall Technologies, Inc. Until his resignation in September 2013, Mr. McGonegal served on a limited part-time basis as Senior Vice President — Finance of Cambridge Holdings, Ltd., a small publicly held company with limited business activities. Mr. McGonegal served as Chief Financial Officer of Bactolac Pharmaceutical, Inc., a company (publicly held until September 2006) engaged in manufacturing and marketing of vitamins and nutritional supplements. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as Managing Partner of the Denver, Colorado office. Until his resignation in March 2012, Mr. McGonegal was elected in 2005 to serve on the board of Imagenetix, Inc., a publicly held company in the nutritional supplements industry. He received a B.A. degree in accounting from Florida State University.

Independence of Directors

Our Board is currently comprised of four members, three of whom are independent directors. Mr. O'Rourke is not an independent director.

The Board, upon recommendation of the Nominating and Corporate Governance Committee, unanimously determined that each of our three non-employee directors is "independent," as such term is defined in the Nasdaq Stock Market Rules ("Stock Market Rules").

The definition of "independent director" included in the Stock Market Rules includes a series of objective tests, such as that the director is not an employee of the Company, has not engaged in various types of specified business dealings with the Company, and does not have an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company's Corporate Governance Principles, the Board's determination of independence is made in accordance with the Stock Market Rules, as the Board has not adopted supplemental independence standards. As required by the Stock Market Rules, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company), even if the director otherwise satisfies the objective independence tests included in the definition of an "independent director" included in the Stock Market Rules.

In determining that each individual who served as a member of the Board is independent, the Board considered that, in the ordinary course of business, transactions may occur between the Company and entities with which some of our directors are affiliated. The Board unanimously determined that the relationships discussed below were not material. No unusual discounts or terms were extended.

Board Leadership Structure

The Board believes that the Company's shareholders are best served if the Board retains the flexibility to adapt its leadership structure to applicable facts and circumstances, which necessarily change over time. Accordingly, the Company's Corporate Governance Principles provide that the Board may combine or separate the roles of the CEO and chairman, as it deems advisable and in the best interests of the Company and its shareholders.

The independent directors have concluded that the most effective leadership structure for the Company at the present time is for Mr. O'Rourke to serve as both our CEO and Chairman. The Board made this determination in light of Mr. O'Rourke's experience with the Company, which allows him to bring to the Board a broad and uniquely well-informed perspective on the Company's business, as well as insight into the trends and opportunities that can affect the Company's future. In adopting the structure, the Board also concluded that the strong independent membership of the Board and its standing committees ensures robust and effective communication between the directors and members of management, and that the overall leadership structure is effective in providing the Board with a well-informed and current view of the Company's business that enhances its ability to address strategic considerations, as well as focus on the opportunities and risks that are of greatest importance to the Company and its shareholders. The Board believes this structure has served the Company well.

In February 2018, Remo Mancini was amed to the newly adopted position of Lead Director.

Board Role in Risk Oversight

The Company's Board plays an active role in risk oversight of the Company. The Board does not have a formal risk management committee, but administers this oversight function through various standing committees of the Board, which are described below. The Audit Committee periodically reviews overall enterprise risk management, in addition to maintaining responsibility for oversight of financial reporting-related risks, including those related to the Company's accounting, auditing and financial reporting practices. The Audit Committee also reviews reports and considers any material allegations regarding potential violations of the Company's Code of Ethics. The Compensation Committee oversees risks arising from the Company's compensation policies and programs. This Committee has responsibility for evaluating and approving the executive compensation and benefit plans, policies and programs of the Company. The Nominating Committee oversees corporate governance risks and oversees and advises the Board with respect to the Company's policies and practices regarding significant issues of corporate responsibility.

The Board of Directors has a process for shareholders to communicate with directors. Shareholders should write to the President at the Company's mailing address and specifically request that a copy of the letter be distributed to a particular Board member or to all Board members. Where no such specific request is made, the letter will be distributed to Board members if material, in the judgment of the President, to matters on the Board's agenda.

Committees of the Board

Our Board has three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The committee Charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee proposes revisions to the charters. The responsibilities of each committee are described in more detail below. The charters for the three committees are available on the Company's website at www.riotblockchain.com  by following the link to "Investor Relations" and then to "Governance."

Audit Committee

The Audit Committee is responsible for, among other things:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
●	reviewing the internal audit function, including its independence, plans, and budget;
●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
●	reviewing our internal controls with the independent auditor and management;
●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor and management;
●	overseeing our financial compliance system; and
●	overseeing our major risk exposures regarding our accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Audi Committee has reviewed and discussed the Company's audited financial statements for the year ended December 31, 2017 with management of the Company and has discussed with MNP LLP the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the Stock Market Rules. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that Remo Mancini meets the qualifications of an Audit Committee financial expert. The Company's Audit Committee currently consists of the following members: Andrew Kaplan, Remo Mancini and Jason Les. Mr. Mancini serves as Chairman of the Audit Committee.

Compensation Committee

The Compensation Committee is responsible for, among other things:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;
●	overseeing and administering the Company's executive compensation plans, including equity-based awards;
●	negotiating and overseeing employment agreements with officers and directors; and
●	overseeing how the Company's compensation policies and practices may affect the Company's risk management practices and/or risk-taking incentives.

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

The Compensation Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Compensation Committee in its sole discretion deems appropriate.  The Compensation Committee did not retain any such advisor for 2017. The Company's Compensation Committee currently consists of the following members: Andrew Kaplan, Remo Mancini and Jason Les. Mr. Les serves as Chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under the Stock Market Rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers, and considering and making recommendations to the Board regarding promotion and succession issues;
●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees, and the Board as a whole;
●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board and each committee;
●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
●	reviewing, evaluating, and recommending changes to the Company's Corporate Governance Principles and committee Charters;
●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
●	overseeing the Company's compliance program, including the Code of Conduct; and
●
overseeing and evaluating how the Company's corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company's major risk exposures.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. The Company's Nominating and Corporate Governance Committee currently consists of the following members: Andrew Kaplan, Remo Mancini and Jason Les. Mr. Kaplan serves as Chairman of the Nominating and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and shareholders who own more than 10% of the Company's stock to file forms with the SEC to report their ownership of the Company's stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

This table provides disclosure, for fiscal years 2017 and 2016 for the Named Executive Officers, who are or who were the Chief Executive Officer and the Chief Financial Officer.

Named Executive Officer and Principal Position	Year	Salary ($)	Stock Awards (5) ($)	Option Awards (6)($)	Non-Equity Incentive Plan Compensation (7)($)	All Other Compensation ($)	Total ($)

John R. O'Rourke, Chief Executive Officer and President (1)	2017	60,000	2,322,000	609,842	-	-	2,991,842

Michael M. Beeghley, Chief Executive Officer (former) (2)	2017	9,000	270,000	60,739	-	-	339,739

Stephen T. Lundy,	2017	111,881	62,600	-	-	544,692	719,173
Chief Executive Officer and President (former) (3)	2016	382,525		183,273	191,263	61,098	818,159

Jeffrey G. McGonegal,	2017	272,005	127,800	-	140,000	169,843	709,648
Chief Financial Officer (former) (4)	2016	272,005		89,506	136,003	16,111	513,625
______________________
(1)   Effective October 9, 2017, Mr. O’Rourke was named President of the Company at an annual base salary of $120,000 and as of November 3, 2017 to the additional office of Chief Executive Officer, with a revised annual base salary of $300,000. Mr. O’Rourke has also served as a director of the Company since January 6, 2017 and received additional compensation for serving in such role.
(2)   Effective April 6, 2017, Mr. Beeghley was named Chief Executive Officer, with a monthly salary of $1,500.  Mr. Beeghley also served as a director of the Company since November 30, 2016 and received additional compensation for serving in such role also served as a director of the Company until his resignation on November 3, 2017, as Director and Chief Executive Officer.
 (3)   Mr. Lundy's annual salary was $382,525 until his separation from the Company as of April 6, 2017. Mr. Lundy also served as a director of the Company; he did not receive additional compensation for serving in such role. Amounts included in "All Other Compensation" include: temporary living and travel accommodations he was provided at a total cost of $19,695 and $42,872 in 2017 and 2016, respectively, coverage under the Company's group medical plan at a total cost of $24,629 and $18,226 in 2017 and 2016, respectively. Also included in "All Other Compensation" for 2017 include: payment of severance and accrued vacation benefits totaling $391,125, and $82,000 paid to Mr. Lundy for his agreement to waive his rights to stock options and unvested restricted common share rights and $27,243 for payoff of a leased vehicle provided to Mr. Lundy under the terms of his separation agreement in 2017. Mr. Lundy resigned as Director, Chief Executive Officer and President on April 6, 2017.
(4)  The amounts included in "All Other Compensation" for Mr. McGonegal represent $150,013 paid in 2017 to Mr. McGonegal for his agreement to waive his rights to stock options and unvested restricted common share rights and the amounts paid on his behalf for coverage under the Company's group medical plan at a total cost of $19,830 and $16,111 in 2017 and 2016, respectively.
(5)  The "Stock Awards" columns reflect Represents the aggregate grant date fair value for restricted stock awards granted during fiscal years 2017 (none were granted in 2016), computed in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.
(6)  The "Option Awards" columns reflect the grant date fair value for all stock option awards granted under the 2002 Stock Plan or the 2017 Equity Incentive Plan during 2017 and 2016.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts in these columns for 2017 and 2016 are included in footnote 8 to the Company's audited financial statements for the fiscal year ended December 31, 2017 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report").
(7)  The "Non-Equity Incentive Plan Compensation" column reflects the annual cash bonuses paid on a discretionary basis or earned under the Company's Incentive Plan.  The bonus amounts listed were earned for the fiscal year reported, but certain amounts paid in the subsequent year. Amounts for 2017 for Mr. McGonegal reflect the payment of an $80,000 retention bonus amount in connection with the execution of a retention agreement.

Outstanding Equity Awards at Fiscal Year End
The following table shows the outstanding equity awards held by the Named Executive Officers as of December 31, 2017:
	Option Awards					Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Stock Options Held at Fiscal Year-End (#)	Number of Shares of Restricted Stock Held at Fiscal Year-End (#)

John R. O'Rourke (1)	100,000	-	-	10.00	11-2-2027	440,709	12,516,136	100,000	464,417

Jeffrey G. McGonegal (2)	-	-	-	-	-	22,858	649,167	-	25,000

__________
(1)  Includes options to purchase: 100,000 at $10.00 per share granted on November 3, 2017 fully vested as of the date of grant. Also includes 35,000 restricted common shares awarded at a value of $3.13, on February 3, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date, with 14,583 vested and issued as of December 31, 2017.   Also includes 30,000 restricted common shares awarded at a value of $3.51, on August 21, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date, with 5,000 vested and issued as of December 31, 2017. Also includes 75,000 restricted common shares awarded at a value of $4.499, on September 27, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date, with 9,375 vested as of December 31, 2017.  Also includes 344,000 restricted common shares awarded at a value of $6.75, on November 3, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date, with 14,333 vested as of December 31, 2017.

(2)  Includes 20,000 restricted common shares awarded at a value of $4.08, on June 30, 2017, in connection with signing a retention agreement, vesting 100% on April 30, 2018, with none vested as of December 31, 2017. Also includes 5,000 restricted common shares awarded at a value of $9.24, on October 11, 2017, vesting monthly at a rate of 1/7 of such shares per month, starting October 31, 2017, with 2,142 vested as of December 31, 2017.

Employment Agreements
The Company has entered into employment agreements with, and provides post-employment benefits to, its Named Executive Officers as follows:
John R. O'Rourke, Chief Executive Officer – On November 3, 2017, we entered into an employment agreement with Mr. O'Rourke to serve as Chief Executive Officer. The employment agreement with Mr. O'Rourke shall have an initial term of two years and provides for (i) a monthly salary of $25,000, (ii) a restricted stock award of 344,000 shares of common stock which shall vest in 24 equal monthly installments beginning one month from the date of issuance and (iii) an option to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $10.00.

Jeffrey G. McGonegal, Former Chief Financial Officer – On February 2, 2009, we entered into an employment agreement with Mr. McGonegal which provides that he serves at the pleasure of the Board of Directors unless the agreement is terminated by either party as provided in the agreement. The agreement provides that, in the event that Mr. McGonegal's employment is terminated by the Company for other than cause, or if such employment is terminated by the executive in the event of a change in control, severance payments based upon Mr. McGonegal's salary will be made for six months.  In the event of death or disability, severance payments based upon Mr. McGonegal's salary will be made for six months.  Effective June 30, 2017, the Company entered into a retention agreement with Mr. McGonegal which superseded the previous employment agreement with Mr. McGonegal. The retention agreement provided for Mr. McGonegal's continued service as the Company's Chief Financial Officer and Principal Accounting Officer until April 30, 2018, or unless sooner terminated pursuant to the provisions of the Retention Agreement at an annual base salary of $272,005. In the event Mr. McGonegal's employment is terminated by the Company without Cause, or Mr. McGonegal becomes disabled, he will continue to receive his base salary until April 30, 2018. As part of the retention agreement, among other provisions, Mr. McGonegal agreed to waive his rights to 67,172 outstanding stock options in exchange for a one-time lump-sum payment of $50,000. The Company and Mr. McGonegal desire to modify the Retention Agreement to provide that Mr. McGonegal shall serve solely as the Company's Principal Accounting Officer for purposes of being authorized to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and to provide all certifications required including under Section 302 of the Sarbanes Oxley Act of 2002. The term of the Retention Agreement shall continue until April 30, 2018.   Thereafter, the Company shall engage Mr. McGonegal as a consultant for a period of four months during which time he shall be entitled to all benefits previously provided by the Company, but shall be obligated only to provide such reasonable transition related services and duties as are requested by the Chief Executive Officer, the Chief Financial Officer and the Board of Directors of the Company from time to time.

Post-Employment Benefits
The following table discloses the post-employment termination benefits that would have been received by the Named Executive Officers if a termination event had occurred on December 31, 2017:
Named Executive Officer	Benefit	Termination without Cause ($)	Death or Disability ($)	Change In Control (Single Trigger) ($) (1)	Change In Control (Double Trigger) ($)

John R. O'Rourke	Severance	550,000	-	-	550,000
	Restricted Common Shares	-	-	12,516,136	12,516,136
	Options	-	-	-	-
	Total	550,000	-	12,516,136	13,066,136

Jeffrey G. McGonegal	Severance	90,668	90,668	-	90,668
	Restricted Common Shares	-	-	649,167	649,167
	Options	-	-	-	-
	Total	90,668	90,668	649,167	739,835
__________
(1)    Under the Change in Control Policy upon consummation of a Change in Control (as defined in the 2017 Equity Incentive Plan) any unvested restricted shares of common stock and stock options held by a Named Executive Officer accelerate and vest upon the consummation of a Change in Control.  This column shows the value of unvested restricted shares of common stock and stock options that would have been received upon acceleration of unvested equity rights as of December 31, 2017.  The closing price of the Company's common stock on December 31, 2017 was $28.40 per share.
Director Compensation

The following table shows the total compensation paid or accrued during the year ended December 31, 2017 to each of our directors, current and former, for services as our director:
Name	Cash Fees ($)	Stock Awards ($) (8)	Option Awards ($)	Total ($)

John R. O'Rourke (1)	12,000	552,343	-	564,343
Andrew J. Kaplan (2)	8,000	80,220	-	88,220
Jason Les (3)	6,000	50,625	-	56,625
Michael M. Beeghley (former) (4)	20,000	584,495	-	604,495
Mike Dai (former) (5)	10,000	234,050	-	244,050
Eric So (former) (6)	2,000	63,675	-	65,675
Michael W. Routh (former) (7)	1,000	62,600	-	63,600

(1) Stock awards include 35,000 restricted common shares awarded at a value of $3.13, on February 3, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date. Also includes 30,000 restricted common shares awarded at a value of $3.51, on August 21, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date.  Also includes 75,000 restricted common shares awarded at a value of $4.49, on September 27, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date.
(2) Stock awards include 12,000 restricted common shares awarded at a value of $3.76, on May 5, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date. Also includes 10,000 restricted common shares awarded at a value of $3.51, on August 21, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date.
(3)  Stock awards include 7,500 restricted common shares awarded at a value of $6.75, on November 3, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date.
(4)  Stock awards include 70,000 restricted common shares awarded at a value of $3.13, on February 3, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date. Also includes 40,000 restricted common shares awarded at a value of $3.51, on August 21, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date. Also includes 50,000 restricted common shares awarded at a value of $4.49, on September 27, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date. Mr. Dai resigned from the Board of Directors as of November 1, 2017.
(5)  Stock awards include 20,000 restricted common shares awarded at a value of $3.13, on February 3, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date. Also includes 20,000 restricted common shares awarded at a value of $3.51, on August 21, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date. Also includes 15,000 restricted common shares awarded at a value of $6.75, on November 3, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date.
(6)  Stock awards include 7,500 restricted common shares awarded at a value of $8.49, on October 20, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date. Mr. So resigned from the Board of Directors as of February 16, 2018.
(7) Stock awards include 20,000 restricted common shares awarded at a value of $3.13, on February 3, 2017, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date.     On February 7, 2017, Mr. Routh resigned from the Board of Directors and forfeited his 20,000 restricted shares.
(8)  The "Stock Awards" columns reflect the aggregate grant date fair value for restricted stock awards granted during fiscal years 2017 (none were granted in 2016), computed in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

 The following table sets forth certain information, as of April 24, 2018, based upon 13,417,132 shares of common stock issued and outstanding, with respect to the beneficial ownership of the outstanding common stock by (i) any person know to us to beneficially own more than five (5%) percent; (ii) each of the Company's named executive officers and directors; and (iii) the Company's directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.  In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock that the owner has the right to acquire within 60 days after April 24, 2018 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o Riot Blockchain, Inc., 202 6th Street, Suite 401, Castle Rock, CO 80104.

Name and Address	Number of Shares	Percent
Directors:
John R. O'Rourke (1)	257,221	1.9%
Jason Les (2)	20,937	*
Andrew J. Kaplan (3)	14,417	*
Remo Mancini (4)	26,250	*
Other Executive Officers:
Robby Chang (5)	7,500	*
Christopher Ensey (6)	25,000	*
Jeffrey G. McGonegal (7)	26,072	*
All Directors and Executive Officers as a Group (7 persons) (8)	377,397	2.7%
____________________
* Holds less than 1%

(1)
Includes (i) 8,752 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 35,000 shares pursuant to the 2002 Stock Incentive Plan (the "2002 Plan") which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of February 3, 2017, (ii) 7,501 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 30,000 shares pursuant to the 2002 Plan which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of August 21, 2017, (iii) 28,127 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 75,000 shares pursuant to the 2017 Equity Incentive Plan (the "2017 Plan") which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of September 27, 2017, (iv) 100,341 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 344,000 shares pursuant to the 2017 Plan which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of November 3, 2017 and (v) options currently exercisable or exercisable within 60 days to purchase an aggregate of 100,000 shares of common stock at an exercise price of $10.00 per share pursuant to the 2017 Plan.  Also includes an aggregate of 12,500 shares held by ATG Capital LLC, for which Mr. O'Rourke is the managing member and sole beneficiary and in such capacity holds voting and dispositive power over the securities held by that entity.

(2)
Includes (i) 15,000 shares of common stock, (ii) 2,187 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 7,500 shares pursuant to the 2017 Plan which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of November 3, 2017 and (iii) 3,750 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 7,500 shares pursuant to the 2017 Plan which vest in 6 equal monthly installments, beginning on the one month anniversary of March 21, 2018.

(3)
Includes (i) 2,416 shares of common stock, (ii) 4,500 shares vested or to be vested of common stock pursuant to a restricted stock award of an aggregate of 12,000 shares pursuant to the 2002 Plan which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of May 5, 2017, (iii) 3,751 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 10,000 shares pursuant to the 2002 Plan which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of August 21, 2017 and (iv) 3,750 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 7,500 shares pursuant to the 2017 Plan which vest in 6 equal monthly installments, beginning on the one month anniversary of March 21, 2018.

(4)
Represents vested portion of restricted stock grant of 45,000 shares issued February 23, 2018 under the 2017 Plan and 3,750 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 7,500 shares pursuant to the 2017 Plan which vest in 6 equal monthly installments, beginning on the one-month anniversary of March 21, 2018.

(5)	Represents portion of restricted stock grant of 60,000 shares that has vested or will vest within 60 days of March 22, 2018, issued under the 2017 Plan.
(6)
Includes 8,334 shares representing portion of restricted stock grant of 50,000 shares that has vested or will vest within 60 days of April 24, 2018, and 16,666 shares underlying options representing portion of option grant of 50,000 options that has vested or will vest within 60 days of April 24, 2018.

(7)
Includes (i) 1,009 shares of common stock, (ii) 63 shares of common stock held in Mr. McGonegal's IRA (iii) 20,000 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 20,000 shares pursuant to the 2002 Plan which vests as of April 30, 2018 and (iv) 5,000 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 5,000 shares pursuant to the 2017 Plan which vest in 7 equal monthly installments, beginning on October 31, 2017.

(8)	Includes footnotes (1) through (7).

Securities Authorized Under Equity Compensation Plans Information

The Company currently has one equity compensation plan, the Riot Blockchain, Inc. 2017 Equity Incentive Plan (the "2017 Plan").  The Company currently provides stock-based compensation to employees, directors and consultants, under the 2017 Plan, as approved by the Company's shareholders on August 21, 2017. The Company's previous 2002 Stock Incentive Plan, as amended, was replaced by the 2017 Plan, with the 2002 Stock Incentive Plan continuing to govern the then outstanding grants and awards for 91,333 options and 157,000 shares of restricted common stock, but no additional grants to be made under that plan. The 2017 Plan was approved reserving 895,000 common shares under the 2017 Plan.

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

Except for the employment agreements previously entered into between the Company and certain of its named executive officers (as described in Item 11 above), since January 1, 2017, none of the directors or named executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect the Company.

Information about the independence of our non-employee directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, "Directors, Named Executive Officers, and Corporate Governance" herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: Fees billed for professional services rendered by MNP LLP ("MNP") for the audit of the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2017 were billed in 2018. Fees billed for professional services rendered by EisnerAmper LLP ("Eisner") for the audit of the Company's financial statements as of and for the fiscal year ended December 31, 2016 and the reviews of the interim condensed consolidated financial statements included in the Company's Form 10-Qs during such fiscal year and the first three quarters of 2017. Audit fees for professional services rendered by MNP, Eisner and GHP Horwath, P.C. (the Company’s prior auditors) for 2017 totaled zero, $237,000 and $31,000, respectively.

Aggregate fees were billed or expected to be billed for services rendered by Eisner and GHP for the years 2017 and 2016 in the following categories and amounts:

	2017	2016

Audit Fees	$268,000	$87,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$268,000	$87,000

Audit fees in 2017 and 2016 relate to the financial statement audits, the quarterly reviews and also include assistance with the filing of Forms 8-K and proxies.
Our principal accountant (through its full-time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf on April 30, 2018 by the undersigned thereunto duly authorized.

RIOT BLOCKCHAIN, INC.

/s/ John O'Rourke
John O'Rourke, Chief Executive Officer

/s/ Robby Chang
Robby Chang, Chief Financial Officer

/s/ Jeffrey G McGonegal
Jeffrey G. McGonegal, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on April 30, 2018 in the capacities indicated.

/s/ John O'Rourke
John O'Rourke, Chief Executive Officer and Director (principal executive officer)

/s/ Robby Chang
Robby Chang, Chief Financial Officer

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Principal Accounting Officer

/s/ Remo Mancini
Remo Mancini, Director

/s/ Andrew Kaplan
Andrew Kaplan, Director

/s/ Jason Les
Jason Les, Director