Form 10-Q
period 2018-03-31
Riot Blockchain, Inc.
filed 2018-05-17
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO   ☒

The number of shares of no par value common stock outstanding as of May 16, 2018 was 13,475,132.

RIOT BLOCKCHAIN, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future l performance and includes statements regarding expectations, beliefs, plans, intentions and strategies of the Company. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

•	our history of operating losses and our ability to achieve or sustain profitability;
•	our recent shift to an entirely new business and our ability to succeed in this new business;
•	intense competition;
•	our need to raise additional capital needed to grow our business;
•	general economic conditions in the U.S. and globally;
•	our ability to maintain the value and reputation of our brand;
•	our ability to attract and retain senior management and other qualified personnel;
•	cryptocurrency-related risks, including regulatory changes or actions and uncertainty regarding acceptance and/or widespread use of virtual currency;
•	risks relating to our virtual currency mining operations, including among others risks associated with the need for significant electrical power and cybersecurity risks;
•	our dependence in large part upon the value of bitcoin and other virtual currencies, which has historically been subject to wide swings;
•	risks relating to our planned establishment of a virtual currency exchange, including among others regulatory requirements and challenges and security threats;
•	our ability to protect our intellectual property rights;
•	volatility in the trading price of our common stock;
•	our ability to maintain the Nasdaq listing of our common stock
•	legal proceedings to which we are subject, including actions by private plaintiffs and the SEC; and
•	the risks, uncertainties discussed in "Part I. Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended.
Accordingly, you should read this report completely and with the understanding that our actual future results may be materially different from what we expect. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$5,257,534	$41,651,965
Prepaid contracts	3,584,699	-
Prepaid expenses and other current assets	511,374	538,812
Digital currencies	4,258,669	200,164
Current assets of discontinued operations	-	44
Total current assets	13,612,276	42,390,985
Property and equipment, net	22,492,426	4,294,166
Intangible rights acquired	1,487,052	754,244
Long-term investments	9,412,726	3,000,000
Security deposits	673,463	-
Other long-term assets, net:
Patents, net	519,113	509,649
Goodwill	1,186,496	1,186,496
Convertible note	200,000	200,000
Total assets	$49,583,552	$52,335,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,511,227	$410,029
Accrued expenses	743,472	216,883
Deferred purchase price - BMSS	1,500,000	-
Demand note	775,074	-
Notes and other obligations, current	54,534	135,574
Deferred revenue, current portion	96,698	96,698
Current liabilities of discontinued operations	16,340	181,340
Total current liabilities	4,697,345	1,040,524

Deferred revenue, less current portion	944,443	968,617
Deferred income tax liability	706,709	699,000
Total liabilities	6,348,497	2,708,141

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value, 15,000,000 share authorized:
2% Series A Convertible stock shares authorized 2,000,000 and no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 928,000 and 1,458,001 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4,929,768	7,745,266
Common stock, no par value; 170,000,000 shares authorized; 13,327,615 and 11,622,112 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	193,335,481	180,387,518
Accumulated deficit	(155,613,572)	(139,263,480)
Total Riot Blockchain stockholders' equity	42,651,677	48,869,304
Non-controlling interest	583,378	758,095
Total stockholders' equity	43,235,055	49,627,399
Total liabilities and stockholders' equity	$49,583,552	$52,335,540

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Revenue - Cryptocurrency mining	$901,380	$-
Other revenue - fee	24,174	24,175
Total Revenue	925,554	24,175

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	349,011	-
Selling, general and administrative	3,906,197	1,034,653
Research and development	4,532	17,692
Depreciation and amortization	2,156,427	-
Impairment expense	11,480,491	-
Change in fair value of digital currencies	2,467,875	-
Total costs and expenses	20,364,533	1,052,345
Operating loss from continuing operations	(19,438,979)	(1,028,170)

Other income (expense)
Interest expense	(1,069)	(4,834)
Other expenses	(337,020)	-
Investment income	62,586	26,220
Total other income (expense)	(275,503)	21,386

Loss from continuing operations before income taxes	(19,714,482)	(1,006,784)

Deferred income tax benefit	3,053,000	-

Loss from continuing operations	(16,661,482)	(1,006,784)

Discontinued operations
Income (loss) from operations	96,132	(642,636)
Impairment loss	-	(2,704,356)
Income (loss) from discontinued operations	96,132	(3,346,992)

Net loss	(16,565,350)	(4,353,776)

Net loss attributable to non-controlling interest	215,258	-

Net loss attributable to Riot Blockchain	$(16,350,092)	$(4,353,776)

Basic and diluted net loss per share:
Continuing operations attributable to Riot Blockchain	$(1.36)	$(0.22)
Discontinued operations attributable to Riot Blockchain	$0.01	$(0.73)
Net loss	$(1.35)	$(0.95)

Basic and diluted weighted average number of shares outstanding	12,289,785	4,599,184

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2018
(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of December 31, 2017	1,458,001	$7,745,266	11,622,112	180,387,518	$(139,263,480)	$48,869,304	$758,095	$49,627,399
Common stock issued for asset purchase - Prive	-	-	800,000	8,480,000	-	8,480,000	-	8,480,000
Common stock escrow shares issued for asset purchase - Prive	-	-	200,000	-	-	-	-	-
Preferred stock converted to Common stock	(530,001)	(2,815,498)	530,001	2,815,498	-	-	-	-
Exercise of warrants	-	-	100,000	350,000	-	350,000	-	350,000
Stock-based compensation	-	-	-	883,943	-	883,943	-	883,943
Exercise of stock options	-	-	19,533	78,522	-	78,522	-	78,522
Common stock issued for services	-	-	2,754	20,000	-	20,000	-	20,000
Sale of Riot shares held by Tess	-	-	-	320,000	-	320,000	-	320,000
Cashless exercise of stock purchase warrants	-	-	3,215	-	-	-	-	-
Delivery of common stock underlying restricted stock units	-	-	50,000	-	-	-	-	-
Non-controlling interest - Logical Brokerage	-	-	-	-	-	-	40,541	40,541
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(215,258)	(215,258)
Net loss	-	-	-	-	(16,350,092)	(16,350,092)	-	(16,350,092)
Balance as of March 31, 2018	928,000	$4,929,768	13,327,615	$193,335,481	$(155,613,572)	$42,651,677	$583,378	$43,235,055

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(16,565,350)	$(4,353,776)
Income from discontinued operations	(96,132)	(3,346,992)
Loss from continuing operations	(16,661,482)	(1,006,784)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations :
Stock-based compensation	883,943	133,043
Depreciation and amortization	2,156,427	18,133
Deferred income tax benefit	(3,053,000)	-
Amortization of license fee revenue	(24,174)	(24,175)
Common stock issued for services	20,000	-
Asset impairment charge	11,480,491	-
Revaluation of digital currencies	2,467,875	-
Other non-cash charges	-	1,500
Changes in assets and liabilities:
Prepaid contracts	(3,584,699)	-
Prepaid expenses and other current assets	27,438	62,733
Digital currencies	(901,380)	-
Accounts payable	1,101,198	15,950
Accrued expenses	526,590	(202,227)
Net cash used in operating activities of continuing operations	(5,560,773)	(1,001,827)
Net cash used in operating activities of discontinued operations	(68,824)	(661,998)
Net cash used in operating activities	(5,629,597)	(1,663,825)

Cash flows from investing activities continuing operations:
Continuing operations:
Purchases of property and equipment	(18,922,569)	-
Purchase of digital currency	(5,625,000)	7,506,761
Purchases of other investments	(6,412,726)	-
Security deposits	(673,463)	(11,911)
Purchases of patent and trademark application costs	(24,074)	-
Investment in Logical Brokerage, net of cash acquired	(516,918)	-
Purchase of developed technology	(32,640)	-
Net cash (used in) provided by investing activities of continuing operations	(32,207,390)	7,494,850
Net cash (used in) investing activities of discontinued operations	-	(1,776)
Net cash (used in ) provided by investing activities	(32,207,390)	7,493,074

Cash flows from financing activities - continuing operations:
Proceeds from notes payable	775,074	705,974
Repayment of notes payable and other obligations	(81,040)	-
Proceeds from exercise of warrants	350,000	(83,453)
Proceeds from exercise of stock options	78,522	-
Proceeds from sale of Riot shares held by Tess	320,000	-
Net cash provided by financing activities of continuing operations	1,442,556	622,521

Net increase (decrease) in cash and cash equivalents	(36,394,431)	6,451,770
Cash and cash equivalents at beginning of period	41,651,965	5,529,848
Cash and cash equivalents at end of period	$5,257,534	$11,981,618

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,219	$1,256

Supplemental disclosure of noncash investing and financing activities:
Value of shares issued for Prive asset acquisition	$8,480,000	$-
Conversion of Preferred stock to Common stock	$2,815,498	$-
Deferred purchase price for BMSS	$1,500,000	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Organization:

Nature of operations:

Riot Blockchain, Inc. (the "Company" or "Riot Blockchain") was organized on July 24, 2000, as a Colorado corporation.  Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc., and as of November 30, 2016, the Company's name was changed to Bioptix, Inc., from Venaxis, Inc.  Effective October 19, 2017, the Company was re-incorporated to Nevada from Colorado. On October 19, 2017, the Company's changed its name to Riot Blockchain, Inc.

The Company is building a cryptocurrency mining operation, operating specialized computers (also known as "miners") that generate cryptocurrency (primarily bitcoin). As of March 31, 2018, the Company owned approximately 8,000 miners. The Company acquired 1,200 miners as a result of its acquisition of Kairos Global Technology, Inc., ("Kairos") in November 2017 and in February 2018, the Company acquired 3,800 miners from Prive Technologies, Inc. (“Prive”) and 3,000 miners from Blockchain Mining Supply & Services Ltd. (“BMSS”).

On January 2, 2018 the Company formed Digital Green Energy Corp. (Digital Green), a wholly owned subsidiary, which is seeking to identify environmentally friendly projects with large energy capacity and a cost-effective rate for energy for cryptocurrency mining operations and data center projects.

On February 27, 2018, Kairos entered into a lease agreement for approximately a 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease the Company began consolidating all of its miners at the data center facility. As of March 31, 2018, 3,500 of the miners were installed and operating.

On March 26, 2018, the Company acquired 92.5% of Logical Brokerage Corp. (“Logical Brokerage”). Logical Brokerage is a futures introducing broker headquartered in Miami, Florida registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). The Company intends to investigate launching a digital currency exchange and a futures brokerage operation within the United States under the name RiotX.

Note 2: Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2018, the Company had approximate balances of cash and cash equivalents of $5,258,000, working capital of $8,915,000, total stockholders' equity of $43,235,000 and an accumulated deficit of $155,614,000. To date, the Company has in large part relied on equity financing to fund its operations.

The primary focus of the Company is its cryptocurrency mining operations currently located in Oklahoma City, Oklahoma, and potentially establishment of other mining operations in other locations around the world, along with its investigation of the launch of a cryptocurrency exchange in the United States. That operational focus and the Company’s recently completed Kairos and Tess acquisitions and Coinsquare investment, as well as the Company’s new name, reflect a strategic decision by the Company to pursue blockchain and digital currency related operations. The Company's current strategy will continue to expose the Company to the numerous risks and volatility associated within this sector.

Effective January 14, 2017, the Company adopted a plan to exit the business of BiOptix Diagnostics Inc. (“BDI”) and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. Accordingly, the historical results of BDI have been classified as discontinued operations for all periods presented.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Management's strategic plans include the following:

•	continuing expansion of cryptocurrency mining operations;
•	continuing to evaluate opportunities for investments in the blockchain and digital currency sector;
•	establishing a virtual currency exchange;
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets; and
•	continuing to implement cost control initiatives to conserve cash.

Basis of presentation and principles of consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet at March 31, 2018, condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, and condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as amended, as filed with the SEC (the “2017 Annual Report”). The Company's consolidated subsidiaries and (percentage owned at March 31, 2018) consisted of; Kairos Global Technology, Inc. (100%), Digital Green Energy Corp., Inc. (100%), Logical Brokerage Corp. (92.5%), Tess, Inc. (52%) and BiOptix Diagnostics, Inc. (100%).

Revenue Recognition (Cryptocurrency Mining):

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currencies. The Company derives its revenue by providing transaction verification services within the digital currency networks of cryptocurrencies, such as bitcoin, bitcoin cash and litecoin, commonly termed "cryptocurrency mining." In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the average U. S. dollar spot price of the related cryptocurrency on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well as gains or losses on sale of digital currencies are recorded as a component of cost and expenses in the statement of operations. Expenses associated with running the cryptocurrency mining business, such as equipment depreciation, rent and electricity costs are also recorded as cost and expenses.

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company's operations and the guidance in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, including the stage of completion being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies which could result in a change in the Company's financial statements.

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

• Step 1: Identify the contract with the customer
• Step 2: Identify the performance obligations in the contract
• Step 3: Determine the transaction price
• Step 4: Allocate the transaction price to the performance obligations in the contract
• Step 5: Recognize revenue when the company satisfies a performance obligation

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•
The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

•
The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

• Variable consideration
• Constraining estimates of variable consideration
• The existence of a significant financing component in the contract
• Noncash consideration
• Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

There is only one performance obligation in each digital currency transaction (transfer of a verified transaction to the blockchain). If the Company is successful in adding a block to the blockchain (by verifying an individual transaction), the Company is automatically awarded a fixed number of digital currency tokens for their effort. At the time the contract with the customer arises (upon being the first to solve the algorithm and transferring a verified transaction to the blockchain), the consideration receivable is fixed.  As such, the Company concluded that there was no variable consideration. There is no significant financing component or consideration payable to the customer in these transactions.

Digital currencies are non-cash consideration and thus must be included in the transaction price at fair value at the inception of the contract, which is when the algorithm is solved and a verified transaction is transferred to the blockchain. Fair value is determined using the average U.S. dollar spot rate of the related digital currency.

The Company subsequently accounts for digital currencies received at fair value, with changes in fair value flowing through current income, as the Company has concluded that that the fair value measurement model, with both realized and unrealized changes reflected currently in the income statement, best represents the economics associated with holding digital currencies. These subsequent holding gains and losses are not reflected as revenue from contracts with customers, in accordance with the guidance above but are recorded as a component of costs and expenses.

Expenses associated with running the digital currency mining business, such as rent and electricity cost are also recorded as cost of revenues. Depreciation on digital currency mining equipment is recorded as a component of costs and expenses.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Use of estimates:

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes and the fair value of digital currencies, stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Deferred tax liability:

The Company recognized a $2.9 million and $0.2 million deferred tax liability related to the Prive and Logical Brokerage acquisitions during the three months ended March 31, 2018. Due to the acquisitions, a temporary difference between the book fair value and the tax basis of the indefinite life intangible assets and depreciable property and equipment acquired created an approximately $3.1 million deferred tax liability. In addition, due to the impairment and depreciation of the Kairos and Prive property and equipment, the Company recorded a $3.1 million income tax benefit from the reduction of its existing deferred tax liability related to these acquisitions. The following is a rollforward of the Company’s deferred tax liability from January 1, 2018 to March 31, 2018:

March 31, 2018
Deferred tax liability as of January 1, 2018	$699,000
Deferred tax liability recorded on the Prive acquisition	2,918,000
Deferred tax liability recorded on the Logical Brokerage acquisition	142,709
Impairment and depreciation on Prive and Kairos acquisitions	(3,053,000)
Deferred tax liability as of March 31, 2018	$706,709

Loss per share:

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. The Company excludes escrow shares because including them would result in anti-dilution. Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2018 and 2017 are as follows:

	March 31,
	2018	2017
Warrants to purchase common stock	1,831,886	897,003
Options to purchase common stock	150,000	552,747
Restricted stock units	681,176	145,000
Escrow shares of common stock	200,000	-
Convertible Series B preferred shares	928,000	-
	3,791,062	1,594,750

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the provisions of ASC 260, "Earnings Per Share," basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from income from continuing operations. There were no dividends declared during the three months ended March 31, 2018 and 2017.

Adoption of Recent Accounting Pronouncements:

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14,  Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date , ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),  ASU 2016-10,  Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,  and ASU 2016-12,  Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.  The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2018 and the adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues in current GAAP. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2018 and the adoption did not have a material impact on the Company’s condensed consolidated statement of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the new standard on January 1, 2018 and the adoption of ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

Note 3. Acquisitions:

The acquisitions of Prive, BMSS, and Logical Brokerage were accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees.

Asset Purchase Agreement with Prive Technologies LLC:

On February 21, 2018, the Company and Kairos, completed an asset purchase under an agreement (the "Prive Purchase Agreement") with Prive on behalf of certain persons and entities who owned certain cryptocurrency mining machines and related equipment (the "Prive Equipment"). Pursuant to the Prive Purchase Agreement, the aggregate consideration for the Prive Equipment consisted of (i) Eleven Million Dollars ($11,000,000) and (ii) One Million (1,000,000) shares of the Company’s common stock (the “Prive Shares”). Upon closing of the transaction, and pursuant to the terms of the Prive Purchase Agreement, Kairos became the owner of the Prive Equipment and other assets used for the mining of cryptocurrency, including, but not limited to, 3,800 Bitmain AntMiner S9s. On February 21, 2018, the miners were recorded for a purchase price of $22,400,000, consisting of cash of $11,000,000 and 800,000 of the Company’s shares of common stock valued at $10.60 per share (excludes 200,000 shares of Common Stock held in escrow).

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The purchase price for the miners was recorded as follow:

March 31, 2018
Cash consideration	$11,000,000
Fair value of common stock	8,480,000
Deferred tax liability	2,918,000
Other expenses	2,000
$22,400,000

Two principal shareholders held 24.8% and 18.4%, respectively, of Prive, at the time of its acquisition by the Company. These holders held 10.7% and 5.7%, respectively of Kairos at the time of its acquisition by the Company.

Two Hundred Thousand (200,000) of the Shares (the "Escrow Shares") were deposited into an escrow account with Corporate Stock Transfer, Inc., as escrow agent (the "Escrow Agent"), pursuant to an escrow agreement (the "Escrow Agreement"). Certificates representing the Escrow Shares were deposited and recorded with the Escrow Agent to be held in escrow and not be transferred, pledged or hypothecated except as provided in the Escrow Agreement. The Escrow Shares will be released to the Sellers upon the Company generating Net Cash Flow (as defined in the Prive Purchase Agreement) of at least Ten Million Dollars ($10,000,000) from the Equipment. If the Escrow Shares are not released to the Sellers on or before the two-year anniversary of the Prive Purchase Agreement, the Escrow Shares shall be returned to the Company for cancellation.

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon the significant decline in the price of bitcoins during the first quarter of 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when the carrying amount was compared to the discounted fair value of the miners, the Company determined that there was a $10,678,000 impairment charge to be recorded on the miners purchased from Prive as of March 31, 2018.

Asset Purchase Agreement with Blockchain Mining Supply & Services Ltd.:

On February 21, 2018, the Company completed an asset purchase under an agreement (the “BMSS Purchase Agreement”) with “BMSS which owned 3,000 AntMiner S9 bitcoin mining machines (the “BMSS Equipment”). Pursuant to the BMSS Purchase Agreement, the Company purchased the BMSS Equipment for aggregate consideration of Eight Million Five Hundred Thousand Dollars ($8,500,000). On February 21, 2018, the miners were recorded for purchase price of $8,500,000 paid or payable in cash.

Seven Million Dollars ($7,000,000) of the purchase price was paid at closing. The remaining One Million Five Hundred Thousand Dollars ($1,500,000) of the purchase price shall be payable on the earlier of August 20, 2018 and such time when the BMSS Equipment becomes operational.

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon the significant decline in the price of bitcoins during the first quarter of 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when the carrying amount was compared to the discounted fair value of the miners, the Company determined that there was a $407,000 impairment charge to be recorded on the miners purchased from BMSS as of March 31, 2018.
Acquisition of Logical Brokerage Corp.:

On March 26, 2018, the Company entered into and closed a stock purchase agreement (the “Logical Brokerage Purchase Agreement”) between the Company and Mark Bradley Fisher (the “Logical Brokerage Seller”). Pursuant to the Logical Brokerage Purchase Agreement, the Company purchased from the Logical Brokerage Seller 9.25 shares of Logical Brokerage, representing 92.5% of the outstanding capital stock of Logical Brokerage, for a cash purchase price of $600,000. Logical Brokerage, a futures introducing broker headquartered in Miami, Florida is registered with the CFTC and is a member of the NFA.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company considered the provisions of FASB ASU 2017-01, Business Combinations (Topic 805), and has determined that the Logical Brokerage Purchase Agreement should be accounted for as an acquisition of assets based on the estimated fair value at the acquisition date. The CFTC license will be recorded at the relative fair value as an indefinite lived intangible asset. The initial value will be recorded at the purchase price of $600,000, net of cash received with the asset acquisition of $100,000, plus any transaction costs. The intangible asset will be revalued for any future impairment.

As a result of an asset acquisition, temporary differences may arise due to differences between the tax bases of assets acquired and liabilities assumed (determined by tax law) and the values of those assets and liabilities recognized for financial statement purposes (determined based on the provisions of ASC 805). ASC 740 requires an entity to recognize deferred tax assets and liabilities for those temporary differences and acquired operating loss or other tax credit carryforwards that arise as a result of the purchase of an asset. However, deferred taxes are not recognized for differences related to nondeductible goodwill, leveraged leases, and certain other differences for which there are specific exceptions. The deferred tax liability represents the difference between the book basis and the tax basis of Riot Blockchain’s intangible assets, calculated using a 25.6% effective tax rate.

On March 26, 2018, the CFTC license was recorded as follows (unaudited):

March 31, 2018
Cash, net of cash acquired	$500,000
Deferred tax liability	142,709
Non-controlling interest	40,541
Legal expense	16,918
$700,168

In connection with the closing of the Logical Brokerage Purchase Agreement, on March 26, 2018, the Company entered into a stockholders’ agreement (the “Stockholders Agreement”) with Logical Brokerage and Mark Bradley Fisher. The Stockholders Agreement provides, among other things, that, subject to certain exceptions, the Logical Brokerage Seller may not transfer any of his remaining shares of Logical Brokerage without the written consent of the Company. The Stockholders Agreement also provides that, subject to certain exceptions, in the event the Company proposes to transfer 35% or more of Logical Brokerage’s total issued and outstanding capital stock, the Logical Brokerage Seller will be entitled to certain “tag-along” rights.

Note 4. Property and equipment:

As of March 31, 2018, the Company’s property and equipment primarily consisted of its approximately 8,000 cryptocurrency machines. During the first quarter of 2018, the Company determined that certain events occurred that were indicators of potential impairments to the miners.  Based upon the significant decline in the price of bitcoins during the 1st quarter of 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when compared the discounted fair value of the miners to the carrying value of the miners, the Company determined that there was an $11,480,000 impairment charge to be recorded as of March 31, 2018. The breakdown of the impairment charge is as follows:

March 31, 2018 (unaudited)
Prive miners	$10,677,603
BMSS miners	406,652
Kairos miners	396,236
Total impairment charge	$11,480,491

In the first quarter of 2018 the Company commenced the relocation of the servers acquired in the Kairos transaction to the newly leased facility in Oklahoma City Oklahoma. Kairos noted that due to storm water leakage into a previously utilized facility as of December 31, 2017, servers consisting of 90 AntMiner S9s and 29 AntMiner L3s had visible evidence of exposure to water. These servers were taken off line and Kairos investigated the extent of possible damage and functionality of the 119 servers. During the first quarter of 2018, the Company determined there was no damage to the 119 servers and they are being relocated to the Company’s facility in Oklahoma City, Oklahoma during the second quarter of 2018.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and equipment consisted of the following:

	March 31, 2018 (unaudited)	December 31, 2017
Cryptocurrency machines, net of impairment	23,468,237	$4,700,575
Leasehold improvements	852,512	-
Office and computer equipment	70,718	61,670
Total cost of property and equipment	24,391,467	4,762,245
Less accumulated depreciation	(1,899,041)	(468,079)
Property and equipment, net	$22,492,426	$4,294,166

Depreciation expense for the three months ended March 31, 2018 and 2017, totaled approximately $2,142,000 and $500, respectively.

Note 5. Investment in Coinsquare:

In September 2017, the Company acquired a minority interest for $3,000,000, in goNumerical, Ltd., (d/b/a: Coinsquare), which operates a digital crypto-currency exchange platform operating in Canada. The Company acquired approximately 10.9% of the voting common stock of Coinsquare. In connection with the investment, the Company also received warrants, expiring May 30, 2018, to acquire shares of common stock of Coinsquare, which if exercised in full by the Company, would result in the Company owning an approximate total of 14.7% of Coinsquare, including the initial investment. The fair value of the warrants was determined to be de minimis. The Company has evaluated the guidance ASC 325-20 Investments – Other, in determining to account for the investment on the cost method since the equity securities are not marketable and do not give the Company significant influence over Coinsquare.  As of December 31, 2017, the Company considers the cost of the investment to not exceed the fair value of the investment due to the subsequent funding activities of Coinsquare and the proximity of the time of the investment to year end.

During February 2018 the Company invested an additional $6.4 million in Coinsquare. The investment included an additional equity investment of $2.8 million that is part of an approximate $24 million financing by Coinsquare. Additionally, warrants acquired in the original investment were exercised in exchange of a cash payment of $3.6 million. These additional investments resulted in a current ownership in Coinsquare by the Company of approximately 12.9% based upon Coinsquare’s issued and outstanding shares.

Note 6.  Other long-term assets:

Other long-term assets as of March 31, 2018 consisted of the following (unaudited):

Cost:	Beginning Balance December 31, 2017	Additions	Ending Balance March 31, 2018
Patents	$1,059,832	$24,074	$1,083,906
Goodwill	1,186,496	-	1,186,496
Convertible note investment	200,000	-	200,000
Total	2,446,328	24,074	2,470,402

Accumulated amortization:
Patents	(550,183)	(14,610)	(564,793)
Total	(550,183)	(14,610)	(564,793)

Net other long-term assets	$1,896,145	$9,464	$1,905,609

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s intangible assets with finite lives consist of its patents. The patents were issued in relation to its animal health business which has been out-licensed. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as of March 31, 2018 were as follows (unaudited):

March 31, 2018
Patents at January 1, 2018, net	$509,649
Additions	24,074
Less: amortization expense	14,610
Patents at March 31, 2018, net	$519,113

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the year ended December 31,	Estimated amortization expense
2018	$43,390
2019	$58,000
2020	$58,000
2021	$58,000
2022	$46,479

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Amortization expense totaled $15,000 and $18,000 for the three months ended March 31, 2018 and 2017, respectively. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the three months ended March 31, 2018 and 2017.

Note 7.  Notes and other obligations:

As of March 28, 2018, Tess, a subsidiary of the Company, entered into a note purchase agreement with a private investor under which a convertible promissory note issued by Tess in the principal amount CAD $2.2 million (the “Convertible Note”) and cash proceeds of CAD $2.2 million were placed into a third-party controlled escrow account. Upon the successful achievement of conditions defined under the escrow agreement relating to closing of a transaction between Tess and Cresval Capital Corp, (“Cresval”) whereby Tess and Cresval would merge as provided in the merger agreements and Tess would become publicly traded on the TSXV Venture Exchange, the then remaining cash and the Convertible Note would be issued to Tess and the investor, respectively. If those conditions are not successfully achieved or revised or waived by August 31, 2018, the then remaining cash and Convertible Note would be returned to the investor and Tess, respectively.

Upon funding the escrow account and as provided thereunder, an interim release of consideration from the escrow account was made to the parties. The interim release consisted of CAD $1.0 million (USD $775,074) of cash released to Tess and an unsecured promissory note issued by Tess (“Promissory Note”) released to the investor. Upon the achievement of conditions discussed above required for the successful release of the escrowed Convertible Note and then remaining escrowed cash, the Promissory Note would thereupon be cancelled. The Promissory Note bears interest at 6%, is unsecured and due upon demand.

Notes and other obligations also consisted of short-term installment obligations, arising from insurance premium financing programs bearing interest at approximately 4.5%, with outstanding balances of $54,534 and $135,574, as of March 31, 2018 and December 31, 2017, respectively.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8.  Stockholders’ equity:

Series B – Preferred Stock

During the first quarter of 2018, holders of 530,001 Series B Preferred Shares elected to convert those shares to 530,001 shares of the Company’s common stock under their original terms. As of March 31, 2018, 928,000 shares of Series B Preferred Stock were outstanding. The Series B Preferred Stock contains a blocker pursuant to which, if the Company has not obtained the approval of its shareholders in accordance with NASDAQ Listing Rule 5635(d), then the Company may not issue upon conversion of the Series B Preferred Stock a number of shares of common stock, which, when aggregated with any other shares of common stock  underlying the Series B Preferred Stock issued pursuant to the Agreement would exceed 19.99% of the shares of common stock issued and outstanding as of the date of the Agreement, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the Agreement.  As of the date of this report shareholder approval has not been sought or obtained.

Common Stock:

On January 4, 2018, 19,533 shares of common stock were issued upon the exercise of an employee stock-option.

On January 25, 2018, 2,754 shares of common stock were issued at fair value for consulting services.

On February 14, 2018, 100,000 shares of common stock were issued in exchange for the exercise of 100,000 warrants issued in March 2017. The Company received $350,000 from the exercise of the warrants.

During the three months ended March 31, 2018, 13,009 warrants were exercised in exchange for 3,215 shares of common stock. See Note 10.

Common Stock issued in Asset Acquisition:

On February 21, 2018, the Company issued 1,000,000 shares of common stock at fair value in connection with the Prive asset purchase agreement, with 200,000 of these shares deposited into an escrow account with Corporate Stock Transfer, Inc. See Note 3.

Restricted Common Stock Units:

On March 28, 2018 the Company issued 50,000 shares of common stock related to a fully vested restricted stock unit were delivered for services performed in 2017. See Note 10.

Note 9. Stock based compensation, options and warrants:

Stock based compensation:

The Company recognized total expenses for stock-based compensation during the three months ended March 31, 2018 and 2017, which are included in the accompanying condensed consolidated statements of operations, as follows:

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses	$883,943	$133,043
Total stock-based compensation	$883,943	$133,043

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recognized total stock-based compensation expense during the three months ended March 31, 2018 and 2017, from the following categories:

	Three Months Ended March 31,
	2018	2017
Restricted stock awards under the Plan	$766,949	$30,431
Stock option awards under the Plan	116,994	63,806
Non-qualified stock option awards	-	38,806
Total stock-based compensation	$883,943	$133,043

Restricted stock units:
A summary of the Company’s restricted stock activity in the three months ended March 31, 2018 is presented here:
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	496,152	$5.97
Granted	292,500	13.08
Vested	(30,913)	12.35
Forfeited	(26,563)	10.58
Delivered	(50,000)	4.50
Unvested at March 31, 2018	681,176	$8.66

During the three months ended March 31, 2018, the Company granted 225,000 and 67,500 restricted stock units to employees and non-employee directors, respectively. The weighted-average fair value of restricted stock units granted during the three months ended March 31, 2018 was $13.08 per share based upon the share price as of the date of grant. The total fair value of restricted stock units granted during the three months ended March 31, 2018 was approximately $3,825,000.

The value of restricted stock unit grants are measured based on their fair value on the date of grant and amortized over the vesting period of twenty-four months. As of March 31, 2018, there was approximately $5,603,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of approximately one year.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company granted 50,000 stock options to an employee of the Company for the three months ended March 31, 2018. There were no stock options granted to employees, directors or consultants for the three months ended March 31, 2017.

A summary of activity under the Plan for the three months ended March 31, 2018 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	119,533	$9.02
Granted	50,000	$18.50
Exercised	(19,533)	$4.02
Forfeited	-	$-
Outstanding at March 31, 2018	150,000	$12.83	9.7	$-

Exercisable at March 31, 2018	108,333	$10.65	9.6	$-

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2018.

In January 2018, 19,533 vested options granted under the Plan were exercised for cash proceeds of $78,522.

During the three months ended March 31, 2018, there were no options forfeited that were granted under the Plan. The vested options were exercisable at an average of $10.65 per share, the unvested options were exercisable at an average of $18.50 per share.

Other common stock purchase options and warrants:

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the three months ended March 31, 2018:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,944,895	$35.06	2.7	$6,135,000
Granted	-	-
Exercised	(113,009)	$3.50
Forfeited	-	-
Outstanding at March 31, 2018	1,831,886	$36.96	2.5	$62,400

Exercisable at March 31, 2018	1,831,886	$36.96	2.5	$62,400

During the three months ended March 31, 2018, 13,009 of the warrants issued in the May 2013 private offering were surrendered for the issuance of 3,215 shares of common stock and 100,000 warrants issued in March 2017, were exercised for cash proceeds of $350,000.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders, had all option and warrant holders been able to, and in fact had, exercised their options and warrants on March 31, 2018.

Note 10. Digital Currencies

The following table presents additional information about digital currencies:

March 31, 2018
Digital currencies balance - January 1. 2018	$200,164
Additions of digital currencies	901,380
Purchase of digital currencies	5,625,000
Change in fair value of digital currencies	(2,467,875)
Digital currencies balance - March 31, 2018	$4,258,669

As March 31, 2018, the Company’s digital currencies consisted of bitcoin, with a fair value of approximately $4,259,000. Digital currencies are recorded at their fair value on the date they are received as revenues, and are revalued to their current market value at each reporting date. Fair value is determined by taking the spot rate from the most liquid exchanges.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11. Discontinued Operations:

During the quarter ended March 31, 2017, the Company made the decision to discontinue the operations of its wholly-owned subsidiary BDI. BDI had developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions. The decision to adopt this plan was made following an evaluation by the Company’s Board of Directors in January 2017 of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. The Company substantially disposed of the BDI assets and operations during 2017 by selling the assets and licensing the intellectual property rights. The Company has recognized the exit of BDI in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of BDI, following its 2016 acquisition, have been classified as discontinued operations.
The Company’s historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Assets and liabilities related to the discontinued operations of BDI were approximately as follows as of March 31, 2018 (unaudited) and December 31, 2017:
Current Liabilities	March 31, 2018	December 31, 2017
Accounts payable	$16,000	$16,000
Accrued expenses	-	28,000
Deferred revenue	-	137,000
Total current liabilities	$16,000	$181,000
Summarized results of the discontinued operation are as follows for the three months ended March 31, 2018 and 2017 (unaudited):
	March 31, 2018	March 31, 2017
Revenue	$137,000	$13,000
Cost of revenue	41,000	2,000
Gross margin	96,000	11,000
Operating expenses	-	654,000
Operating income (loss)	96,000	(643,000)
Impairment loss	-	(2,704,000)
Income (loss) from discontinued operations	$96,000	$(3,347,000)

Note 12.  Commitments and contingencies:

Commitments:

Oklahoma Lease Agreement.

On February 27, 2018, Kairos (“Tenant”) entered into a lease agreement (the “Lease”) with 7725 Reno #1, LLC (the “Landlord”), pursuant to which the Tenant leases an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  Pursuant to the terms of the Lease, the initial term of one year terminates on February 15, 2019, unless terminated earlier pursuant to the terms of the Lease, subject to the Tenant’s options to renew the Lease.  Tenant has four one-year renewal options that may be exercised so long as Tenant is not in default, subject to increases in base rent. Tenant has the right to operate from the premises on a 24 hour/seven day a week basis. At least three months, but no more than six months, prior to the expiration of the initial Lease term or renewal term, as applicable, Tenant shall give Landlord written notice of its intent to exercise the applicable renewal option, which also includes incremental payment for additional electric capacity delivery.  If Tenant does not elect to exercise a renewal option, all remaining renewal options, if any, shall terminate.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Base rent for the premises during the first 12 months is equal to $55.95/kW per month for a total of 4 Megawatts (MW) of available electrical power, or $223,800 per month.  Base rent is calculated based upon the monthly electrical power made available to Tenant within the premises, and not based on Tenant’s actual usage.  In connection with the Lease, Parent has provided a limited guarantee of Tenant’s failure to make payment of base rent or additional rent pursuant to the Lease.  As soon as practicable after the effective date of the Lease, Landlord, at Landlord’s expense, agreed to provide additional 12.5 kV transformer equipment to increase the electrical power available for Tenant’s use by an additional 2MW, which will result in additional rent of $55.12/kW for the additional 2MW of power when it is made available.  Provided that Tenant is not in default under the Lease beyond any applicable notice and cure periods, Tenant may request Landlord to further increase the electrical power available, in increments from 6.01 MW up to 12.0 MW, by giving written notice to Landlord of the requested increase.  Landlord, at Landlord’s expense, would then provide an additional 12.5kV of electrical transforming equipment to increase the electrical power available for Tenant’s use by the additional MW requested by Tenant.  Effective as of the date the additional power is made available to Tenant, base rent will increase by an amount equivalent to the additional MW requested by Tenant multiplied by $55.12 per kW.  If Tenant exercises all of its renewal options, then the base rent for the first 4MW of available power would increase to $57.63 per kW in year two, $59.36 per kW in year three, $61.14 per kW in year four and $62.97 per kW in year five.  In each case, available power of greater than 4MW and up to 12MW would result in base rent of $55.12 per kW.

On March 26, 2018, Kairos entered into a first amendment to the above lease, whereby 7725 Reno agreed to increase the electrical power available for Kairos’s use from 6MW to 12MW, and the base rent under the lease was increased to approximately $665,760 per month, effective as of the date when such additional power is available.

Registration Rights Agreement

On December 19, 2017, the Company accepted subscriptions for the sale of $37,000,000 of units of its securities, with each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock, at a per unit price of $22.50. On December 21, 2017, the Company accepted subscriptions for an additional $37,528 of units. On December 21, 2017, the Company closed on the sale of $37,037,528 of units of its securities and issued 1,646,113 shares of Common Stock and warrants to purchase up to 1,646,113 shares of Common Stock.

The registration rights agreement required that the securities would be registered by March 5, 2018, the effectiveness date, and the registration statement was not declared effective by March 5, 2018. The Company accounted for registration rights agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20 “Loss Contingencies”. The Company recorded approximately $333,000 for this contingency as a liability in the first quarter of 2018.

Corporate Lease Agreement

See Note 14 for new corporate lease agreement commitment subsequent to March 31, 2018.

Ingenium International LLC Consulting Agreement.

On February 21, 2018, the Company entered into a Consulting Agreement with Ingenium International LLC (the “Consultant”) to provide consulting services related to the Company’s business for a 12-month period. Pursuant to the Consulting Agreement, Consultant’s services are defined as follows: complete the installation and deployment of 8,000+ ASIC cryptocurrency miners, which included the Prive Equipment and the BMSS Equipment; assist in managing and monitoring the operation of the 8,000+ cryptocurrency miners on an ongoing basis; promptly responding to and troubleshooting any issues as they arise in the management and monitoring of the operations; continuing the buildout of up to 40 Megawatts of energy capacity, with the ultimate goal to secure the power and build the location for up to 80 Megawatts of energy capacity; and to make strategic introductions to other cryptocurrency business opportunities and contacts in the sector. In connection with the Consulting Agreement the Company made a lump sum payment of $4,000,000 to the Consultant.

The controlling principals of Ingenium International LLC., as disclosed in Note 3, are shareholders in the Company by virtue of the previous Kairos and Prive transactions.

Contingencies:
On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Riot Blockchain, Inc.'s shareholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3:18-cv-02293. The complaint asserts violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders that purchased stock from November 13, 2017 through February 15, 2018. The complaint alleges that the Company and certain of its officers and directors made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding its business plan in connection with its cryptocurrency business.
The following complaints are generally based on the same conduct alleged in the Takatoa putative class action and request damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief, as well as in the derivative action, corporate governance changes.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On February 22, 2018 Richard Roys filed a complaint in the United District States Court for the Southern District of Florida (Roys v. Riot Blockchain Inc., et al., Case No. 9:18-cv-80225). On March 27, 2018, the court closed the Roys’ case.
On February 22, 2018 Bruce Greenawalt filed a complaint in the United States District Court for the District of Colorado (Greenawalt v. Riot Blockchain Inc., et al., Case No. 1:18-cv-00440). On April 2, 2018, Mr. Greenawalt filed a notice of voluntary dismissal of his action, which the court entered on the same date.
On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al, Case No 604520/18).
On April 18, 2018, Joseph J. Klapper, Jr., filed a complaint against Riot Blockchain, Inc., and certain of its officers and directors in the United District Court for the District of New Jersey (Klapper v. Riot Blockchain Inc., et al., Case No. 3:18-cv-8031).
On April 9, 2018, the Company received a subpoena requesting documents from the U.S. Securities and Exchange Commission pursuant to a formal order of investigation.

As part of its ongoing review of the Company’s SEC filings, the Company has received and responded to comments from the staff of the SEC regarding certain developments and the Company’s ongoing development of a blockchain/cryptocurrency business model.  These inquires include the proper asset classification, applicability of the Investment Company Act or 1940, to the Company’s business and affairs and accounting treatment of its cryptocurrency. The resolution of these matters is ongoing and has been described in more detail under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Note 13.  Related Party Transactions:

Per Schedules 13D filed with the Securities and Exchange Commission, each of Barry Honig (together with other group members) and Catherine Johanna DeFrancesco during a portion of 2017 beneficially owned greater than 10% of the dispositive and voting power of the Company’s common stock.  Mr. Honig reported beneficial ownership of approximately 11.2% of the Company’s common stock as of January 5, 2017 and Ms. DeFrancesco reported beneficial ownership of approximately 11.45% of the Company’s common stock as of January 10, 2017.  Mr. Honig invested $1,750,000 in the Company’s March 2017 Convertible Note Private Placement. GRQ Consultants, Inc., a related party of Mr. Honig, received a cash payment of $50,000 for diligence services in connection with the Company’s September 2017 investment in Coinsquare. Each of Mr. Honig and Ms. DeFrancesco was a shareholder of Kairos at the time of its acquisition by the Company, with Mr. Honig having owned approximately 8.6% of Kairos and Ms. DeFrancesco having owned approximately 6.3% of Kairos.  Each of Mr. Honig and Ms. DeFrancesco invested in the December 2017 Common Share Private Placement, with Mr. Honig investing $500,000 and Ms. DeFrancesco investing $360,000.

Note 14.  Subsequent Events:

During May 2018, the Company executed a trade for 100 bitcoins generating $957,300 in cash proceeds.

Corporate Lease Agreement

On April 9, 2018 the Company entered into a commercial lease covering 1,694 rentable square feet of office space in Fort Lauderdale, Florida, with a third-party. The lease is for an initial term of thirty-nine months, with one five-year option to renew. The lease requires initial monthly rent of approximately $7,000, including base rent and associated operating expenses.

Stock Transactions

In April 2018, holders of 89,517 Series B preferred shares elected to convert those shares to 89,517 shares of the Company’s common stock under its original terms.

On April 20, 2018, 18,000 shares of the Company’s common stock were issued for consulting services.

On April 25, 2018 the Company issued 40,000 shares of common stock related to a restricted stock unit issuance for services performed in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Condensed Consolidated Financial Statements." The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Note Regarding Forward-Looking Statements” and "Item 1A. Risk Factors."

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2018, the Company had approximate balances of cash and cash equivalents of $5,258,000, working capital of $8,915,000, total stockholders’ equity of $43,235,000 and an accumulated deficit of $155,614,000. To date, the Company has in large part relied on debt and equity financing to fund our operations.

The primary focus of the Company is our cryptocurrency mining operations currently located in Oklahoma City and potential establishment of other mining operations in other locations around the world, along with our investigation of the launch of a cryptocurrency exchange in the United States. That operational focus and our recently completed Kairos Global Technology, Inc. (“Kairos”) and Tess Inc. (“Tess”) acquisitions and Coinsquare investment, as well as our new name, reflect a strategic decision by the Company to pursue blockchain and digital currency related operation (in addition to the historical legacy veterinary and life science-oriented businesses of the Company). The Company's current strategy will continue to expose the Company to the numerous risks and volatility associated within this evolving industry.

On January 2, 2018 the Company formed Digital Green Energy Corp. (Digital Green), a wholly owned subsidiary, which is seeking to identify environmentally friendly projects with large energy capacity and a cost-effective rate for energy for cryptocurrency mining operations and data center projects.

In February 2018, the Company acquired 3,800 miners from Prive Technologies, Inc. (“Prive”) and 3,000 miners from Blockchain Mining Supply & Services Ltd. (“BMSS”).

On February 27, 2018, Kairos entered into a lease agreement for approximately a 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease the Company began consolidating all of our miners at the data center facility. As of March 31, 2018, 3,500 of the miners were installed and operating.

On March 26, 2018, the Company entered into and closed a stock purchase agreement pursuant to which the Company acquired 92.5% of Logical Brokerage Corp. (“Logical Brokerage”). Logical Brokerage is a futures introducing broker headquartered in Miami, Florida, registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). The Company intends to investigate launching a digital currency exchange and a futures brokerage operation within the United States.

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

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with our operations and new business development, including potential future acquisitions and the related capital and other costs that may be required for operations, as well as public company and administrative related expenses. The Company believes that its current working capital position will be sufficient to meet its estimated operating cash needs for at least a year and a day from this filing. The Company is closely monitoring its cash balances, cash needs and expense levels.

The Company expects the need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness and take other actions that would otherwise be in the interests of our shareholders, forcing us to maintain specified liquidity or other ratios.

Management's strategic plans include the following:

•	continuing expansion of cryptocurrency mining operations;
•	continuing to evaluate opportunities for investments in the blockchain and digital currency sector;
•	establishing a virtual currency exchange;
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets; and
•	continuing to implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Three Months Ended March 31, 2018 and 2017

Comparative results for the three months ended March 31, 2018 and 2017 are not indicative of the actual performance of the Company’s cryptocurrency business. The Company’s results for the three months ended March 31, 2017, do not reflect any cryptocurrency related operations, because the Company did not determine to pursue our new strategy until the third quarter of 2017. Rather, during the first quarter of 2017, the company was conducting the now discontinued operation of BDI, a wholly-owned subsidiary of the Company. BDI had developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions. Further, because the operations of BDI are considered a discontinued operation and BDI’s results are not reflected in the revenues and expenses explained below for the three months ended March 31, 2018 or 2017.

Revenue for the three months ended March 31, 2018 and 2017, consisted of our cryptocurrency mining revenue of $901,000, and $0, respectively, and other revenue consisting of license payments of $24,000 in each period.

Cost of revenue for the three months ended March 31, 2018 of $349,000 consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There was no cost of revenue recognized during the period ended March 31, 2017.

Selling, general and administrative expenses in the three months ended March 31, 2018 totaled $3,906,000, which is approximately $2,872,000, or a 277% increase, as compared to $1,035,000 in the 2017 period. Stock-based compensation increased by approximately $751,000 for the three months ended March 31, 2018 as compared to the 2017 period. Consulting fees increased approximately $415,000 for services related to our cryptocurrency machines. Investor, public relations and public company expenses were $530,000 for the three months ended March 31, 2018 compared to $45,000 in comparable expenses for the 2017 period. Legal fees increased approximately $264,000 due to legal matters associated with the increased level of corporate activities in the 2018 period. Compensation related expense increased by $56,000 due primarily to increased payroll related to the Company’s additional hiring activities in late 2017 and early 2018.

Research and development expenses in the three months ended March 31, 2018 totaled $5,000, which is approximately a $13,000 decrease as compared to the 2017 period. This change resulted from normal period to period fluctuations in the animal health business expenses.

Asset impairment charges of $11,480,000 were recognized for the three months ended March 31, 2018 to record our cryptocurrency machines at their fair value. There were no impairment charges recognized in the first quarter of 2017.

Interest expense for the three months ended March 31, 2018, decreased to $1,000 compared to $5,000 in the 2017 period. For the three months ended March 31, 2018, the Company recorded investment income of approximately $63,000 compared to investment income of $26,000 in the 2017 period, generally due to a lower level of average outstanding interest-bearing debt.

Other expenses for the three months ended March 31, 2018 of $333,000 represents the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

Income tax benefit for the three months ended March 31, 2018 of $3,053,000 reflects the change in the deferred tax assets related to the depreciation expense and the impairment charge recognized on our cryptocurrency machines for the three months ended March 31, 2018. There was no income tax benefit recognized for the three months ended March 31, 2017.

Liquidity and Capital Resources

We have historically experienced recurring losses and negative cash flows from operations. At March 31, 2018, we had working capital of $8,915,000, which included cash and cash equivalents of $5,258,000.  We reported a net loss of $16,350,000 for the three months ended March 31, 2018. The net loss included $13,931,000 in non-cash items consisting of an impairment charge of $11,480,000, revaluation of our digital currencies of $2,468,000, depreciation and amortization totaling $2,156,00, stock-based compensation totaling $884,000 and common stock issued for services totaling $20,000, net of $3,053,000 of deferred income tax benefit and amortization of license fee revenue of $24,000.

As of March 31, 2018, we held bitcoins with a current value of approximately $4.3 million.

In February 2018, we completed two asset purchases under which a total of 6,800 bitcoin mining machines and related equipment were acquired in exchange for a total payment of $18.0 million in cash, a deferred short-term purchase price liability of $1.5 million payable in cash and the issuance of 1,000,000 restricted shares of our common stock, of which 200,000 shares are retained in escrow, subject to release conditions.

In February 2018 we entered into a consulting agreement with Ingenium International LLC to provide consulting services related to our business for a 12-month period. Services include completion of installation and deployment of the 8,000 acquired cryptocurrency mining machines; assist in managing and monitoring the operation of the 8,000 cryptocurrency miners on an ongoing basis; promptly respond and troubleshoot any issues as they arise in the management and monitoring of the operations; continue the facility buildout of up to 40 MW of energy capacity; and make strategic introductions to other cryptocurrency business opportunities and contacts in the sector. In connection with the agreement we paid $4,000,000 for the services.

In February 2018, Kairos entered into a lease agreement to lease an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon. The initial term is for one year with four one-year renewal options, subject to increases in base rent as provided in the lease. Initial base rent including power for the facility totals approximately $330,000 per month. On March 26, 2018, Kairos entered into a first amendment to the lease, under which the landlord agreed to increase the electrical power available for Kairos's use from 6MW to 12MW, and the base rent under the lease was increased to approximately $650,000 per month, effective as of the date when such additional power is available. In April 2018, we entered into a commercial lease covering 1,694 rentable square feet of office space in Fort Lauderdale, Florida, with a third-party for an initial term of thirty-nine months, with one five-year option to renew. The lease requires initial monthly rent of approximately $7,000, including base rent and associated operating expenses.

On March 26, 2018, for a net payment of $500,000 in cash, we acquired 92.5% of Logical Brokerage Corp., a futures introducing broker headquartered in Miami, Florida, registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). We intend to investigate launching a digital currency exchange and a futures brokerage operation within the United States under the name RiotX.

We have historically funded our operations from sales of equity securities and convertible debt. We believe that our cash on hand, and the value of digital currencies as of March 31, 2018 and expected to be mined in upcoming periods, will be adequate to fund our present operations for at least 12-months from the date of this report. In the event that we seek to expand our activities or acquire additional businesses, we may be required to raise additional cash through equity or incurrence of debt.

Funding our operations on a go-forward basis will rely significantly on our ability to continue to mine cryptocurrency and the spot or market price of cryptocurrency, as well as the ease with which and lawfulness of conversion of cryptocurrency to fiat currency, such as US dollars.  We expect to generate substantial revenues from the production of bitcoins, for example, in our mining facilities and our ability to liquidate bitcoins at future values will be evaluated from time to time to generate cash for operations.  Generating bitcoins, for example, which exceed our production and overhead costs will determine our ability to maintain profit margins, although accounting for our reported profitability is significantly complex.

The ability to raise funds as equity, debt or conversion of cryptocurrency to maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through bitcoin production and successfully convert bitcoin into cash or fund overhead with bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, the value of bitcoins has been extremely volatile recently and such volatility has recently been down and future prices cannot be predicted.

If we are unable to generate sufficient revenue from our bitcoin production when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

Recently, the Company has been named a defendant in several lawsuits seeking class action status, and other lawsuits as more fully described in Part II of this report. In addition, the Company has received comments, inquiries and subpoenas from regulatory bodies, including NASDAQ and the SEC, which are costly and time consuming to respond to. While the Company maintains policies of insurance, such policies may not cover all of the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits, and are subject to significant deductible or retention amounts.

Operating Activities

Net cash used in operating activities was $5,630,000, consisting of $5,561,000 from continuing operations and $69,000 from discontinued operations during the three months ended March 31, 2018. Cash was consumed from continuing operations by the loss of $16,661,000, less non-cash items of $13,931,000 consisting of an asset impairment for the Company’s miners of $11,480,000, revaluation of our digital currencies of $2,468,000, depreciation and amortization of $2,156,000, stock-based compensation totaling $884,000, and other non-cash charges totaling $20,000, net of deferred income tax benefit of $3,053,000 and amortization of license fee revenue totaling $24,000. Prepaid contracts increased $3,585,000 due to the advance consulting payment made to Ingenium, for future services associated with the set-up of the new mining facility and its operations and other services, digital currencies increased $901,000, accounts payable and accrued expenses increased $1,628,000 related to the significant expansion of the Company’s operating activities in 2018, offset by a slight decrease in prepaid and other current assets.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 was $32,207,000, primarily consisting of purchases of property and equipment of $18,923,000 related to the Company’s cryptocurrency machines, an additional investment in Coinsquare of $6,413,000, purchases of digital currencies of $5,625,000, security deposits of $673,000 and an investment in Logical Brokerage of $517,000.

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

Financing Activities

Net cash provided by financing activities was $1,443,000 during the three months ended March 31, 2018 primarily consisting of $775,000 of proceeds from a demand note, $350,000 from the exercise of warrants, $320,000 from the sale of the Company’s shares of common stock held by Tess, and $79,000 for the exercise of stock options, offset by $81,000 used in scheduled payments under debt agreements.

Net cash inflows from financing activities provided $623,000 during the three months ended March 31, 2017 consisting of $706,000 from the sale of common stock and warrants net of $83,000 in scheduled payments under debt agreements.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant estimates are detailed in our 2017 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2017 Annual Report, except for those accounting subjects mentioned in the section of the notes to the condensed consolidated financial statements titled Adoption of Recent Accounting Pronouncements.

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 2 of the condensed consolidated financial statements at March 31, 2018.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this Report under Part I, Item 1., Financial Statements in Note 12., contingencies.

Item 1A.  Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2017. Our business, financial condition or operating results could materially and adversely be affected, and the trading price of our common stock could decline, as a result of these risks. There were no material changes to the risk factors in the three months ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, the Company issued 530,001 shares of common stock upon conversion of 530,001 shares of Series B Preferred Stock.

On January 4, 2018, the Company issued 19,533 shares of common stock upon the exercise of employee stock options.

On January 25, 2018, the Company issued 2,754 shares of common stock at fair value for consulting services.

On February 14, 2018, the Company issued 100,000 shares of common stock upon the exercise of 100,000 warrants for an aggregate exercise price of $350,000.

During the three months ended March 31, 2018, the Company issued 3,215 shares of common stock in exchange for 13,009 warrants.

On March 28, 2018 the Company issued 50,000 shares of common stock related to a fully vested restricted stock unit issuance for services performed in 2017.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

N/A - none

Item 4.  Mine Safety Disclosures

N/A - none

Item 5.  Other Information

N/A - none

Item 6.     Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended March 31, 2018.

EXHIBIT	DESCRIPTION
3.1	Amendment to the Bylaws (incorporated by reference to 8-K filed March 12, 2018)
10.1	Form of Employment Agreement between Digital Green Energy Corp. and Daniel Robertson, dated January 7, 2018 (incorporated by reference to Current Report on Form 8-K filed January 11, 2018)
10.2	Form of Employment Agreement between Riot Blockchain Canada, Inc. and Jeffrey Vormittag, dated January 17, 2018 (incorporated by reference to Current Report on Form 8-K filed January 18, 2018)
10.3	Form of Employment Agreement between Riot Blockchain, Inc. and Christopher Ensey, dated January 27, 2018 (incorporated by reference to Current Report on Form 8-K filed January 31, 2018)
10.4	Form of Asset Purchase Agreement, dated February 15, 2018 (incorporated by reference to Current Report on Form 8-K filed February 16, 2018)
10.5	Form of Escrow Agreement, dated February 15, 2018 (incorporated by reference to Current Report on Form 8-K filed February 16, 2018)
10.6	Form of BMSS Purchase Agreement, dated February 15, 2018 (incorporated by reference to Current Report on Form 8-K filed February 16, 2018)
10.7	Form of BMSS Escrow Agreement, dated February 15, 2018 (incorporated by reference to Current Report on Form 8-K filed February 16, 2018)
10.8	Consulting Agreement, dated February 21, 2018, between Ingenium International, LLC and Riot Blockchain, Inc. (incorporated by reference to Current Report on Form 8-K filed February 23, 2018)
10.9	Lease, dated February 27, 2018, between 7725 Reno #1, LLC, and Kairos Global Technology, Inc. (incorporated by reference to Current Report on Form 8-K filed February 28, 2018)
10.10	Executive Employment Agreement, dated February 27, 2018, between Riot Blockchain Canada, Inc. and Robby Chang (incorporated by reference to 8-K filed February 28, 2018)
10.11	Stock Purchase Agreement, dated March 26, 2018, between Riot Blockchain, Inc. and Mark Bradley Fisher (incorporated by reference to Current Report on Form 8-K filed March 27, 2018)
10.12	First Amendment to Lease, dated March 26, 2018, between 775 Reno #1 and Kairos Global Technology, Inc. (incorporated by reference to Current Report on Form 8-K filed March 27, 2018)
10.13
Stockholders Agreement, dated March 26, 2018, among Logical Brokerage Corp., Riot Blockchain, Inc. and Mark Bradley Fisher (incorporated by reference to Current Report on Form 8-K filed March 27, 2018)

10.14	Amendment No. 1 to Retention Agreement between Riot Blockchain, Inc. and Jeff McGonegal (incorporated by reference to Current Report on Form 8-K filed March 27, 2018)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.*
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.*
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riot Blockchain, Inc. (Registrant)

Dated: May 17, 2018
/s/ John O’Rourke
John O’Rourke Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Robby Chang
Dated: May 17, 2018	Robby Chang Chief Financial Officer (Principal Financial and Accounting Officer)