Form 10-K/A
period 2017-12-31
Riot Blockchain, Inc.
filed 2018-06-29
CIK 1167419

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to Riot Blockchain, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 17, 2018 (the “10-K”) is to respond to certain comments made by the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC” or the “Securities and Exchange Commission”) in a comment letter dated June 15, 2018 (the “Staff Letter”). This Amendment incorporates the statements and clarifications made by the Company to the Staff Letter, namely to Item 1, Item 1A, Item 10 and Item 13 information.

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

Mining Pools

A mining pool is the pooling of resources by miners, who share their processing power over a network and split rewards according to the amount of work they contributed to the probability of finding a block. Mining pools emerged in response to the growing difficulty and available hashing power that competes to discover blocks on the Bitcoin blockchain. Riot participates in mining pools.

The mining pool operator provides a service that coordinates the workers. Fees are paid to the mining pool operator to cover the costs of maintaining the pool.  The pool uses software that coordinates the pool members’ hashing power, identifies new block rewards, records how much work all the participants are doing, and assigns block rewards in-proportion to the participants’ efforts.  While we do not pay pool fees directly, pool fees are deducted from amounts we may otherwise earn. Fees (and payouts) fluctuate and historically have been approximately 2% on average.

Mining pools are subject to various risks such as disruption and down time.  Riot has software that monitors its pool performance and reward rates to monitor credits for our contributed hashing power.  In the event that a pool experiences down time or not yielding returns, our results may be impacted.

Other Activities

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

Logical Brokerage Corp

On March 27, 2018 we acquired 92.5% of Logical Brokerage Corp. ("Logical Brokerage" or “LBC”) for a $600,000 cash payment. Logical Brokerage is registered with the Commodity Futures Trading Commission ("CFTC") as an introducing broker and a member of the National Futures Association ("NFA").  Logical Brokerage will in the future do business under the name RIOTX. The Company believes that Logical Brokerage will allow the Company to investigate the establishment of a futures brokerage operation and a U.S. digital currency exchange operating lawfully in several states, and a futures brokerage operation, although there can be no assurance the Company will be successful. Neither the CFTC nor the NFA regulate spot-market digital currency exchanges or activity, although the CFTC's jurisdiction is implicated when there is fraud or manipulation involving a virtual currency traded in interstate commerce.

On June 6, 2018 SEC Chairman Jay Clayton stated in a press interview that “Bitcoin” is not a security.  This statement was closely followed by William Hinman, Director of the Division of Corporation Finance, who issued a statement on June 14, 2018 that “Ethereum” is also not a security.  In light of similarities, we believe that the SEC will evaluate Bitcoin Cash and Litecoin and may similarly conclude these cryptocurrencies are not securities.  At the present time, Logical Brokerage is in the planning stage, and its plan of operation is not complete as it pursues regulatory authorization to perform exchange-type functions for digital assets.  However, the Company will initially consider serving as an exchange for Bitcoin and Ethereum which as noted, the SEC has stated do not meet the United States Supreme Court Howey-test definition of security at this time.  If the SEC takes a similar position the Company will consider evaluating the inclusion of Bitcoin Cash and Litecoin.  Any future activities will necessarily be evaluated on a case by case basis as criteria are developed to evaluate digital assets seeking to utilize the platform and client certification processes.

The Company only mines Bitcoin, Bitcoin Cash, and Litecoin, which may be considered for Logical Brokerage. TessPay’s proposed tokens are not presently being considered and do not presently exist while TessPay is developing its business.  At the present time the inclusion of additional digital assets have not been addressed by the Company and when addressed will be the subject of review which would include evaluating whether additional digital assets that seek to be registered for sale on the exchange would be permitted, whether activities will require further licensing or regulation by Logical Brokerage, and future interpretations by regulators in order to comply with applicable rules and regulation in effect from time to time.

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

Competition Generally

Several public companies, such as the following, may be considered to compete with us, although we believe there is no company, including the following, which offers the same scope of activities as we do.
•	Overstock.com Inc
•	Bitcoin Investment Trust
•	Blockchain Mining Ltd
•	DMG Blockchain Solutions
•	Hashchain Technology Inc
•	Hive Blockchain Technologies Inc
•	Hut 8 Mining Corp
•	MGT Capital Investments Inc

Logical Brokerage Competition

We believe there are several companies operating digital currency exchange operations in the United States that will be competitors to Logical Brokerage and more potential competitors are expected to emerge.  Little information is known about these companies inasmuch as they are privately owned and reliable information about their size and operations is not known.  The current known competitors include:

➢	Gemini
➢	Coinbase
➢	Itbit
➢	Kraken
➢	Poloniex / Circle
➢	Bittrex
➢	Bitstamp
➢	Binance
➢	Houbi
Of the competitors we believe Overstock is among the best known as an e-retailer.  Overstock has been investing in blockchain and cryptocurrency startups for several years through Medici Ventures, its wholly-owned subsidiary according to public reports by Overstock. Medici has more than a dozen portfolio companies, including tZero. T Zero is a wholly-owned subsidiary of Overstock.com that focuses on the development and commercialization of financial technology (“fintech”) with blockchain technology. In doing so, tZero hopes to bring greater efficiency and transparency to capital markets.  On April 8, 2018 tZero, the blockchain subsidiary of Overstock.com, announced the release of a demo version of the prototype of its security token trading software which demonstrates how security tokens may be traded on the platform.  tZero’s trading platform has been developed to compete with traditional stock exchanges by integrating cryptographically-secured distributed ledgers with existing market processes to reduce settlement time and costs, and increase transparency and efficiency. tZero has not set a launch date.
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

Logical Brokerage as a Cryptocurrency Exchange

Logical Brokerage Corp (LBC) is presently registered as an Introducing Broker with the NFA and CFTC, (NFA#0458756).  LBC has no customers and has done no business since it was acquired on March 23, 2018.  LBC now has the dba of RIOTX. LBC is a 92.5% owned subsidiary of RIOT Blockchain Inc.  LBC, under the dba RIOTX, is investigating the launch of a licensed cryptocurrency exchange in the United States focused on retail clients.  Through multiple trusted and vetted third parties, LBC intends to offer retail clients the opportunity to safely buy and sell a variety of crypto`currencies. These would initially consist of Bitcoin, Bitcoin cash, Ethereum, and Litecoin.

LBC may in the future offer futures trading to qualified customers, but presently has no plans to do so.  LBC presently has no plans to offer securitized token trading or participate in initial coin offerings in any way.

LBC intends to investigate proper licensing and suitability to be able to serve customers in all states except Wyoming and Hawaii. LBC intends to use vetted and licensed third-party companies for several features, including the latest identification and geo-location technology to ensure trading is limited to participants from states in which the Company may offer its services.

LBC has registered with FinCEN as a Money Service Business (“MSB”), MSB# 31000125058756, and has received a Money Transmitter License for the state of Florida, License Number FT230000224, from which operations would be based.

*Note: Neither the CFTC nor the NFA regulate spot-market cryptocurrency transactions.

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

Government Regulation Relating to the Activities of Logical Brokerage

Exchanges for securities must be registered as a national securities exchange or must be exempt from such registration requirement (e.g., registered broker-dealers operating as alternative trading systems).  As a result, we do not currently intend for our planned cryptocurrency exchange operations through our Logical Brokerage subsidiary to allow trading in cryptocurrencies (including cryptocurrencies issued in ICOs) that may be classified as securities.  Rather, we anticipate that such operations would, at least initially, facilitate the exchange of digital currencies like Bitcoin, Ethereum, and potentially Litecoin and Bitcoin Cash. Consistent with recent statements of SEC senior staff members, we do not believe that such digital currencies are securities. This sentiment is echoed in Notice 2014-21 published by the Internal Revenue Service (the “IRS”) on March 23, 2018 which calls for digital currency to be treated as property for U.S. federal tax purposes.  However, if regulatory changes or interpretations were to require the regulation of Bitcoin or other digital  currencies as securities under the U.S. securities laws or if the SEC were to otherwise take the position that digital currencies may only trade on or are otherwise subject to the rules of a national securities exchange unless exempt from such requirements, the required registrations and regulatory compliance steps could result in extraordinary expenses or burdens to us or potentially require us to discontinue (or cease pursuing) cryptocurrency exchange operations, which would have an adverse effect on our plans and our business or operations.

Logical Brokerage is a CFTC-registered introducing broker and is subject to oversight by the CFTC and the NFA.  The CFTC and NFA do not have functional oversight over cryptocurrency exchanges, but the CFTC has authority to bring enforcement actions arising from perceived fraud and/or manipulation.  As a result, we must comply with CFTC and NFA requirements applicable to introducing brokers, including complying with anti-money laundering requirements.

Because Logical Brokerage’s proposed activities will likely constitute a MSB under regulations promulgated by the FinCEN under the authority of the Bank Secrecy Act, Logical Brokerage has registered with FinCEN as an MSB, is instituting an anti-money laundering program, and is adopting policies and procedures requiring it to make certain reports to FinCEN and maintain certain records. Logical Brokerage Corp (LBC) is presently registered as an Introducing Broker with the NFA and CFTC, NFA#0458756, an MSB # 31000125058756 and a Money Transmitter for the state of Florida, # FT230000224),

Further, it is likely that Logical Brokerage’s proposed activities will constitute "money transmitter" activities or be otherwise regulated (e.g., by New York under its so-called “Bitlicense” regime) under one or more state laws. As a result, Logical Brokerage will seek appropriate licenses or otherwise register with appropriate state regulators and comply with state regulations that may include the implementation of anti-money laundering programs, cyber security, consumer protection, financial and reporting requirements, and maintenance of certain records and other operational requirements, as required. Without a required money transmitter license, we could not engage in money transmitter activities with persons residing in the relevant state (or from such state), or engage in other activities (e.g., custody) requiring another license such as a Bitlicense. Logical Brokerage has already commenced applying for appropriate licenses in Florida and will continue to evaluate or seek to obtain state money transmitter licenses, as necessary, on a state by state basis. In addition, it is possible that other regulations may apply to our currency exchange operations, such as consumer protection laws, however we have not evaluated the impact or requirements of such other laws currently, as we are focused initially on compliance requirements of the various laws described above.  Our inability to comply with any rules or regulations or federal or state laws applicable to our planned Logical Brokerage activities, or decision to discontinue to pursue or inability to continue such activities once commenced, would have a material adverse effect on our business and operations.

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

Legacy Business - Animal Health IP

We have an animal health patent portfolio relating to our prior operating activities, which originated under the exclusive license agreement with Washington University in St. Louis ("WU" or “Washington University in St. Louis”), under which we obtained intellectual property rights to WU's patent estate.  This extensive portfolio consists of both patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products that we previously had under development.  The term of the WU License Agreement ends upon the expiration of the last patent to expire.  Patents in the estate have expiration dates ranging from 2010 to 2019.  WU has filed, and continues to expand and extend the patent coverage of the WU technology.  We reimburse WU for the costs of such patent filings, namely prosecution and maintenance fees.  Additional patents in the animal health portfolio have been filed by us outside of the WU License Agreement.

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

Our management team is new.

Our management team suffers from limited experience in blockchain, digital assets and cryptocurrency.  Inasmuch as the industry is in its infancy and few people would be able to describe themselves as having extensive experience when it comes to cryptocurrency, the Company nevertheless believes blockchain, digital assets and cryptocurrency are an emerging asset class.  The Company believes it has attracted persons from a diverse community of entrepreneurs, programmers and others who have embraced a common belief and value system that blockchain based transactions and digital assets including cryptocurrency can evolve into a means to conduct business and effect payments.  Our employees and management team possess skillsets aligned with blockchain, digital assets and cryptocurrency, including Christopher Ensey, our Chief Operating Officer, experienced in cybersecurity, and employees who have experience managing and operating large data center sites and employment with Bitcoin computer manufacturing.  Should these skills not be compatible with the needs of our business, and we cannot hire qualified personnel or management, the results could have a material adverse effect on our business and operations.
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
Risks Due to Hacking or Adverse Software Event

In order to minimize risk, Riot has established processes to manage  wallets that are associated with our cryptocurrency holdings.  There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our cryptocurrency due to an adverse software or cybersecurity event.  Riot utilizes several layers of threat reduction techniques, including: (i) the use of hardware wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation and use of private keys.

At present, the Company is evaluating several third-party custodial wallet  alternatives, but there can be no assurance Riot will utilize such services, as other new options may develop in the future, and if a custodial wallet is used there can be no assurance that such services will be more secure than those the Company presently employs.
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
If regulatory changes or interpretations require the regulation of bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Commodity Exchange Act or similar laws of other jurisdictions and interpretations by the SEC, CFTC, IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level.  To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expenses or burdens to us.
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
Our introducing broker subsidiary is subject to oversight by the CFTC and the NFA.
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

Remo Mancini has been a director of the Company since February 2018. Mr. Mancini is a professional corporate director with significant experience at senior levels in both government and the private sector. He served in the Legislative Assembly of Ontario, Canada (Liberal Party member) from 1975-1993. During this time Mr. Mancini held a number of notable positions including Minister of Revenue, Parliamentary Assistant to the Premier, Official Opposition Party House Leader, and Chairman of the Public Accounts Committee. He combines his experience as a former Canadian and U.S. senior corporate executive, corporate director and former Ontario Cabinet Minister to bring a valuable perspective to business affairs, senior executive management, and corporate governance. This extensive experience in both the public and private sector positions him to lead organizations, offer insightful decisive management guidance, and board leadership.  He has served on a number of Boards of both publicly listed and private companies. He has earned the internationally recognized designation of ICD.D and is a graduate of the Directors Education Program offered by the Institute of Corporate Directors and the University of Toronto's Rotman School of Management. Mr. Mancini is the owner and President of Sandstone Strategies, established in 2004. Sandstone Strategies is a company wholly-owned by Remo Mancini ICD.D, our director.  Sandstone Strategies is not paid any additional compensation by the Company and all compensation payable by the Company to Mr. Mancini for board fees and reimbursements have been paid directly to Sandstone which does not perform any other business services.
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

Jason Les has served as a Director of the Company since November 2017 and also serves on the Advisory Board.  He is a certified Bitcoin developer and participates extensively in the Bitcoin development community. Mr. Les is a contributor to open source development for Bitcoin related software and has been selected by various media outlets as a commentator on Bitcoin. Mr. Les is lead technical consultant to CoinCentral.com, a popular Bitcoin and cryptocurrency news source and is a producer of technical Bitcoin education materials.  Additionally, he is an active participant in cryptocurrency mining social networks and has operated a personal mining operation for the past 18 months. Mr. Les played professional poker for over ten years where he has been regarded as one of the best in the game and twice selected as the human benchmark to test artificial intelligence in “Man vs Machine” at Carnegie Mellon University. After extensively studying game theory, Mr. Les developed mathematical models that were used to construct an approximation of a Nash equilibrium strategy for poker that was the foundation of his playing prior to transitioning to the Bitcoin industry. During the course of his poker career, Mr. Les first gained interest in Bitcoin in 2013. Mr. Les graduated from U.C. Irvine in 2010 with a B.S. in Information and Computer Science. Mr. Les is qualified as a director based on the fact that he has been active in the cryptocurrency industry and brings technical expertise with regards to cryptocurrency mining, protocol development, and general evaluation of the industry.

Robby Chang has served as our Chief Financial Officer since February 2018. On February 27, 2018 the Board of Directors appointed Mr. Chang to the position of Chief Financial Officer and to serve as Principal Accounting Officer effective upon completion of the Company's 2017 audit and filing of its Annual Report on Form 10-K for the year ended December 31, 2017.  Mr. Chang was employed by Cantor Fitzgerald Canada from 2011-2018 as Managing Director, Senior Analyst, and Head of Metals & Mining.   Previously, Mr. Chang held various positions as Institutional Equity Research Analyst and Director, Research and Trading, and Portfolio Manager for several financial companies.  While at Cantor Fitzgerald Canada, he provided research coverage in precious metals, base metals, lithium, and uranium. He was recognized by Bloomberg as the "Best Precious Metals Analyst" in Q1 2016. Mr. Chang has been frequently quoted by and has been a regular guest of several media outlets including: Bloomberg, Reuters, CNBC, and the Wall Street Journal. Mr. Chang has 23 years of experience in the financial services industry including as Director of Research/Portfolio Manager at a Canadian investment firm that managed $3 billion in assets and serving on a five-person multi-strategy hedge fund team for Blair Franklin Capital Partners where he specialized in equity and derivative investments. Mr. Chang holds a Masters of Business Administration from the University of Toronto. While Mr. Chang has not previously served as a chief financial officer of a public company and does not maintain a certified public accounting license or have experience in public accounting which present risks to the Company and requires that we utilize outside services for review and preparation of our financial statements and reports, Mr. Chang brings technical expertise with regards to institutional portfolio investing and relations and valuation skills applicable to comparable non cryptocurrency mining operations which we believe are valuable but necessarily require we incur additional costs associated with regulatory compliance and SEC reporting.

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

As previously reported by us, per Schedules 13D filed with the Securities and Exchange Commission, certain persons reported that they had beneficially owned greater than 10% of the dispositive and voting power of the Company's common stock.

Mr. Barry Honig reported beneficial ownership of approximately 11.2% of the Company's common stock as of January 5, 2017 (based upon 4,503,971 shares outstanding at that time).  Pursuant to Schedule 13D/A filed by Mr. Honig on February 12, 2018 Mr. Honig reported that he ceased to be the beneficial owner of more than 5% of the common stock of the Company on November 28, 2017.  Mr. Honig invested $1,750,000 in the March 2017 Convertible Note Private Placement (see Note 7 of the 10-K) and $500,000 in the December 2017 Common Shares Private Placement (see Note 7 of the 10K). GRQ Consultants, Inc., a related party of Mr. Honig, received a cash payment of $50,000 for diligence services in connection with the Company's investment in Coinsquare (see Note 4 of the 10-K).

Ms. Catherine Joanna DeFrancesco reported beneficial ownership of approximately 11.45% of the Company's common stock as of January 10, 2017 (based upon 4,503,971 shares outstanding at that time).  Per Schedule 13D/A filed by Ms. DeFrancesco with the SEC, Ms. DeFrancesco reported that she beneficially owned greater than 5% of the dispositive and voting power of the Company's common stock on January 10, 2017.  Ms. DeFrancesco reported beneficial ownership of approximately 11.45% of the Company's common stock as of January 10, 2017.  Ms. DeFrancesco invested $360,000 in the Company’s December 2017 Common Shares Private Placement (see Note 7 of the 10K).

As previously disclosed, on November 1, 2017, the Company entered into a business combination share exchange agreement (the “Agreement”) with Kairos Global Technology, Inc., a Nevada corporation (“Kairos”) and on November 3, 2017, closed on the agreement.  Under the Agreement, the shareholders of Kairos agreed to exchange all outstanding shares of Kairos’ common stock to the Company and the Company agreed to issue an aggregate of 1,750,001 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) which are convertible into an aggregate of 1,750,001 shares of the Company’s common stock(the “Kairos Transaction”) to such shareholders. The shareholders of Kairos also will also be entitled to a royalty (the “Royalty”) to be paid from cash flow generated from operations, which shall entitle such shareholders to receive 40% of the gross profits generated on a monthly basis until they have received a total of $1,000,000, at which point the royalty is extinguished.

Mr. Honig was a shareholder of Kairos at the time of its acquisition by the Company on November 3, 2017 (see Note 2 of the 10-K).  Based upon information provided by Kairos at the closing of the Kairos Transaction, Mr. Honig owned approximately 8.6% of Kairos.  Accordingly, Mr. Honig would receive his proportionate allocation of the purchase price shares of Series B Preferred Stock and Royalty described above. As of November 3, 2017 the closing price per share of common stock of the Company as reported on NASDAQ was $6.75 per share.  Accordingly, the pro rata consideration received by Mr. Honig in the transaction would have been equal to the value of approximately 150,500 shares of common stock upon conversion of Series B Preferred Stock.

Ms. DeFrancesco was a shareholder of Kairos at the time of its acquisition by the Company on November 3, 2017 (see Note 2 of the 10-K).  Based upon information provided by Kairos at the closing of the Kairos Transaction Ms. DeFrancesco owned approximately 6.3% of Kairos.  Accordingly, Ms. DeFrancesco would receive her proportionate allocation of the purchase price shares of Series B Preferred Stock and Royalty described above. As of November 3, 2017 the closing price per share of common stock of the Company as reported on NASDAQ was $6.75 per share.  The pro rata consideration received by Ms. DeFrancesco in the transaction would have been equal to the value of approximately 110,250 shares of common stock upon conversion of Series B Preferred Stock.

Conversion of Series B Preferred Stock into common stock is subject to various restrictions and limitations including as set forth in the Certificate of Designation as well as restrictions and limitations on conversion pursuant to NASDAQ rules prior to shareholder approval of the Series B Preferred Stock.

Information about the independence of our non-employee directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, "Directors, Named Executive Officers, and Corporate Governance" herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: Fees billed for professional services rendered by MNP for the audit of the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2017 were billed in 2018. Fees billed for professional services rendered by EisnerAmper for the audit of the Company's financial statements as of and for the fiscal year ended December 31, 2016 and the reviews of the interim condensed consolidated financial statements included in the Company's Form 10-Qs during such fiscal year and the first three quarters of 2017. Audit fees for professional services rendered by MNP, Eisner and GHP Horwath, P.C. (the Company’s prior auditors) for 2017 totaled zero, $237,000 and $31,000, respectively.

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

10.40†
Amended and Restated Unanimous Shareholder Agreement dated October 2, 2017, among the Company, goNumerical Ltd., and the other parties named therein. (Incorporated by reference to Exhibit 10.1 of the Current Report on From 8-K filed May 25, 2018.

14	Code of Ethics Adopted October 23, 2017. (Incorporated by reference to Exhibit 14 of the Current Report on Form 8-K filed October 25, 2017).

23.1	Consent of MNP LLP (Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on April 17, 2018)

23.2	Consent of EisnerAmper LLP (Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on April 17, 2018)

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. *

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
____________________
* Filed herewith.

† Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 29, 2018, by the undersigned thereunto duly authorized.

RIOT BLOCKCHAIN, INC.

/s/ John O'Rourke
John O'Rourke, Chief Executive Officer

/s/ Robby Chang
Robby Chang, Chief Financial Officer

/s/ Jeffrey G McGonegal
Jeffrey G. McGonegal, Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John O'Rourke and Robby Chang as true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the SEC, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on June 29, 2018 in the capacities indicated.

/s/ John O'Rourke
John O'Rourke, Chief Executive Officer and Director (principal executive officer)

/s/ Robby Chang
Robby Chang, Chief Financial Officer

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Principal Financial Officer

/s/ Remo Mancini
Remo Mancini, Director

/s/ Andrew Kaplan
Andrew Kaplan, Director

/s/ Jason Les
Jason Les, Director