Form 10-Q
period 2018-06-30
Riot Blockchain, Inc.
filed 2018-08-14
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO   ☒

The number of shares of no par value common stock outstanding as of August 8, 2018 was 14,035,198.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS	(Interim)
Current assets
Cash and cash equivalents	$1,654,034	$41,651,965
Prepaid contracts	2,584,699	-
Prepaid expenses and other current assets	317,670	538,812
Digital currencies	4,889,318	200,164
Current assets of discontinued operations	-	44
Total current assets	9,445,721	42,390,985
Property and equipment, net	5,420,262	4,294,166
Intangible rights acquired	1,514,431	754,244
Long-term investments	9,412,726	3,000,000
Security deposits	703,275	-
Other long-term assets, net:
Patents, net	511,498	509,649
Goodwill	1,186,496	1,186,496
Convertible note	200,000	200,000
Total assets	$28,394,409	$52,335,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,713,639	$410,029
Accrued expenses	1,469,955	216,883
Deferred purchase price - BMSS	1,500,000	-
Demand note	775,555	-
Notes and other obligations, current	-	135,574
Deferred revenue, current portion	96,698	96,698
Current liabilities of discontinued operations	16,340	181,340
Total current liabilities	6,572,187	1,040,524

Deferred revenue, less current portion	920,269	968,617
Deferred income tax liability	234,709	699,000
Total liabilities	7,727,165	2,708,141

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value, 15,000,000 share authorized:
2% Series A Convertible stock shares authorized 2,000,000 and no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 703,000 and 1,458,001 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,734,512	7,745,266
Common stock, no par value; 170,000,000 shares authorized; 13,645,198 and 11,622,112 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	196,396,764	180,387,518
Accumulated deficit	(179,630,492)	(139,263,480)
Total Riot Blockchain stockholders' equity	20,500,784	48,869,304
Non-controlling interest	166,460	758,095
Total stockholders' equity	20,667,244	49,627,399
Total liabilities and stockholders' equity	$28,394,409	$52,335,540

 See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statements of Operations
Three Months and Six Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Revenue - Cryptocurrency mining	$2,768,619	$-	$3,669,999	$-
Other revenue - fee	24,175	24,174	48,349	48,349
Total Revenue	2,792,794	24,174	3,718,348	48,349

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	1,477,587	-	1,826,598	-
Selling, general and administrative	6,422,883	1,062,064	10,329,080	2,094,742
Research and development	10,000	10,000	14,532	10,034
Depreciation and amortization	2,870,899	18,134	5,027,326	37,767
Impairment expense	15,377,532	-	26,858,023	-
Change in fair value of digital currencies	511,170	-	2,979,045	-
Total costs and expenses	26,670,071	1,090,198	47,034,604	2,142,543
Operating loss from continuing operations	(23,877,277)	(1,066,024)	(43,316,256)	(2,094,194)

Other income (expense)
Interest expense	(15,093)	(24,065)	(16,162)	(28,899)
Other expenses	(1,020,158)	-	(1,357,178)	-
Investment income	6,690	26,124	69,276	52,344
Total other income (expense)	(1,028,561)	2,059	(1,304,064)	23,445

Loss from continuing operations before income taxes	(24,905,838)	(1,063,965)	(44,620,320)	(2,070,749)

Deferred income tax benefit	472,000	-	3,525,000	-

Loss from continuing operations	(24,433,838)	(1,063,965)	(41,095,320)	(2,070,749)

Discontinued operations
Income (loss) from operations	-	(332,843)	96,132	(975,479)
Escrow forfeiture gain	-	134,812	-	134,812
Impairment loss	-	(49,775)	-	(2,754,131)
Income (loss) from discontinued operations	-	(247,806)	96,132	(3,594,798)

Net loss	(24,433,838)	(1,311,771)	(40,999,188)	(5,665,547)

Net loss attributable to non-controlling interest	416,918	-	632,176	-

Net loss attributable to Riot Blockchain	$(24,016,920)	$(1,311,771)	$(40,367,012)	$(5,665,547)

Basic and diluted net loss per share:
Continuing operations attributable to Riot Blockchain	$(1.81)	$(0.21)	$(3.19)	$(0.43)
Discontinued operations attributable to Riot Blockchain	-	(0.05)	0.01	(0.74)
Net loss per share	$(1.81)	$(0.26)	$(3.18)	$(1.17)

Basic and diluted weighted average number of shares outstanding	13,511,427	5,103,739	12,897,147	4,852,855

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2018
(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of December 31, 2017	1,458,001	$7,745,266	11,622,112	$180,387,518	$(139,263,480)	$48,869,304	$758,095	$49,627,399
Common stock issued for asset purchase - Prive	-	-	800,000	8,480,000	-	8,480,000	-	8,480,000
Common stock escrow shares issued for asset purchase - Prive	-	-	200,000	-	-	-	-	-
Preferred stock converted to Common stock	(755,001)	(4,010,754)	755,001	4,010,755	-	1	-	1
Exercise of warrants	-	-	100,000	350,000	-	350,000	-	350,000
Stock-based compensation	-	-	-	2,492,029	-	2,492,029	-	2,492,029
Exercise of stock options	-	-	19,533	78,522	-	78,522	-	78,522
Common stock issued for services	-	-	20,754	277,940	-	277,940	-	277,940
Sale of Riot shares held by Tess	-	-	-	320,000	-	320,000	-	320,000
Cashless exercise of stock purchase warrants	-	-	3,215	-	-	-	-	-
Delivery of common stock underlying restricted stock units	-	-	124,583	-	-	-	-	-
Non-controlling interest - Logical Brokerage	-	-	-	-	-	-	40,541	40,541
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(632,176)	(632,176)
Net loss	-	-	-	-	(40,367,012)	(40,367,012)	-	(40,367,012)
Balance as of June 30, 2018	703,000	$3,734,512	13,645,198	$196,396,764	$(179,630,492)	$20,500,784	$166,460	$20,667,244

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net loss	$(40,999,188)	$(5,665,547)
Income (loss) from discontinued operations	96,132	(3,594,798)
Loss from continuing operations	(41,095,320)	(2,070,749)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations :
Stock-based compensation	2,492,029	271,054
Depreciation and amortization	5,027,326	37,767
Deferred income tax benefit	(3,525,000)	-
Amortization of license fee revenue	(48,349)	(48,349)
Common stock issued for services	277,940	-
Asset impairment charge	26,858,023	-
Revaluation of digital currencies	2,979,045	-
Changes in assets and liabilities:
Prepaid contracts	(2,584,699)	166,749
Prepaid expenses and other current assets	221,142	-
Digital currencies	(3,669,999)	(14,414)
Accounts payable	2,303,611	5,206
Accrued expenses	1,253,072	(34,455)
Net cash used in operating activities of continuing operations	(9,511,179)	(1,687,191)
Net cash used in operating activities of discontinued operations	(68,824)	(888,787)
Net cash used in operating activities	(9,580,003)	(2,575,978)

Cash flows from investing activities - continuing operations:
Continuing operations:
Purchases of property and equipment	(20,084,225)	-
Purchase of digital currencies	(5,625,000)	-
Proceeds from sale of digital currencies	1,626,800	-
Purchases of other investments	(6,412,726)	-
Proceeds from sale of short-term investments		7,506,761
Security deposits	(703,275)	-
Purchases of patent and trademark application costs	(31,068)	(12,965)
Investment in Logical Brokerage, net of cash acquired	(516,918)	-
Purchase of developed technology	(60,019)	-
Net cash (used in) provided by investing activities of continuing operations	(31,806,431)	7,493,796
Net cash provided by investing activities of discontinued operations	-	4,004
Net cash (used in ) provided by investing activities	(31,806,431)	7,497,800

Cash flows from financing activities - continuing operations:
Proceeds from issuance of common stock, net of $336,476 in offering expenses	-	1,913,509
Redemption of equity rights	-	(291,995)
Proceeds from notes payable	775,555	-
Repayment of notes payable and other obligations	(135,574)	(139,611)
Proceeds from exercise of warrants	350,000	-
Proceeds from exercise of stock options	78,522	-
Proceeds from sale of Riot shares held by Tess	320,000	-
Net cash provided by financing activities of continuing operations	1,388,503	1,481,903

Net increase (decrease) in cash and cash equivalents	(39,997,931)	6,403,725
Cash and cash equivalents at beginning of period	41,651,965	5,529,848
Cash and cash equivalents at end of period	$1,654,034	$11,933,573

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,526	$1,256

Supplemental disclosure of noncash investing and financing activities:
Value of shares issued for Prive asset acquisition	$8,480,000	$-
Conversion of Preferred stock to Common stock	$4,010,755	$-
Deferred purchase price for BMSS	$1,500,000	$-

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
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

The Company is building a cryptocurrency mining operation, operating specialized computers (also known as "miners") that generate cryptocurrency (primarily bitcoin). As of June 30, 2018, the Company owned approximately 8,000 miners. The Company acquired 1,200 miners as a result of its acquisition of Kairos Global Technology, Inc., ("Kairos") in November 2017 and in February 2018, the Company acquired 3,800 miners from Prive Technologies, Inc. (“Prive”) and 3,000 miners from Blockchain Mining Supply & Services Ltd. (“BMSS”).

On January 2, 2018 the Company formed Digital Green Energy Corp. (Digital Green), a wholly owned subsidiary, which is seeking to identify environmentally friendly projects with large energy capacity and a cost-effective rate for energy for cryptocurrency mining operations and data center projects.

On February 27, 2018, Kairos entered into a lease agreement for approximately a 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease the Company began consolidating all of its miners at the data center facility. As of June 30, 2018, approximately 8,000 miners were installed and operating.

On March 26, 2018, the Company acquired 92.5% of Logical Brokerage Corp. (“Logical Brokerage”). Logical Brokerage is a futures introducing broker headquartered in Miami, Florida registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). The Company is investigating launching a digital currency exchange and a futures brokerage operation within the United States under the name RiotX.

Note 2: Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2018, the Company had approximate balances of cash and cash equivalents of $1,654,000, working capital of $2,874,000, total stockholders' equity of $20,501,000 and an accumulated deficit of $179,630,000. To date, the Company has in large part relied on equity financing to fund its operations.

The primary focus of the Company is its cryptocurrency mining operations currently located in Oklahoma City, Oklahoma, and potentially establishment of other mining operations in other locations around the world, along with its investigation of the launch of a cryptocurrency exchange in the United States. That operational focus and the Company’s recently completed Kairos and Tess acquisitions and Coinsquare investment, as well as the Company’s new name, reflect a strategic decision by the Company to pursue

The primary focus of the Company is its cryptocurrency mining operations currently located in Oklahoma City, Oklahoma, and potentially establishment of other mining operations in other locations around the world, along with its investigation of the launch of a cryptocurrency exchange in the United States. That operational focus and the Company’s Kairos and Tess acquisitions and Coinsquare investment, as well as the Company’s new name, reflect a strategic decision by the Company to operate in the blockchain and digital currency related business sector. The Company's current strategy will continue to expose the Company to the numerous risks and volatility associated within this sector.

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

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with recent and potential future acquisitions, as well as public company and administrative related expenses incurred and winding-down BDI's operations. The Company believes its upcoming near-term cash needs relative to the recent acquisitions will be covered by cash acquired in the acquisition of cryptocurrencies that may be generated from our mining operations combined with the Company's available cash. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least a year and a day from this filing. The Company is closely monitoring its cash balances, cash needs and expense levels.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

Management's strategic plans include the following:

•	continuing expansion of cryptocurrency mining operations;
•	continuing to evaluate opportunities for acquisitions in the blockchain and digital currency sector;
•	establishing a virtual currency exchange;
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets; and
•	continuing to implement cost control initiatives to conserve cash.

Basis of presentation and principles of consolidation

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed interim consolidated balance sheet at June 30, 2018, condensed interim consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, condensed interim consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and condensed interim consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as amended, as filed with the SEC (the “2017 Annual Report”). The Company's consolidated subsidiaries and (percentage owned at June 30, 2018) consisted of; Kairos Global Technology, Inc. (100%), Digital Green Energy Corp., Inc. (100%), Logical Brokerage Corp. (92.5%), Tess, Inc. (52%, see Note 14) and BiOptix Diagnostics, Inc. (100%).

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

Use of estimates:

The preparation of the condensed interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed interim consolidated financial statements include recoverability and useful lives (indefinite or finite) of long-lived assets and intangible assets, assessment of impairment of goodwill, provisions for income taxes and the fair value of digital currencies, stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Deferred tax liability:

The Company recognized a $2.9 million and $0.2 million deferred tax liability related to the Prive and Logical Brokerage acquisitions during the six months ended June 30, 2018. Due to the acquisitions, a temporary difference between the book fair value and the tax basis of the indefinite life intangible assets and depreciable property and equipment acquired created an approximately $3.7 million deferred tax liability. Subsequently, due to the impairment and depreciation of the Kairos and Prive property and equipment, the Company recorded a $3.5 million income tax benefit from the reduction of its existing deferred tax liability related to its acquisitions. The following is a rollforward of the Company’s deferred tax liability from January 1, 2018 to June 30, 2018:

June 30, 2018
Deferred tax liability as of January 1, 2018	$699,000
Deferred tax liability recorded on the Prive acquisition	2,918,000
Deferred tax liability recorded on the Logical Brokerage acquisition	142,709
Impairment and depreciation on Prive and Kairos acquisitions	(3,525,000)
Deferred tax liability as of June 30, 2018	$234,709

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

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, unless inclusion of such shares would be anti-dilutive. The Company excludes escrow shares because including them would result in anti-dilution. Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2018 and 2017 are as follows:

	June 30,
	2018	2017
Warrants to purchase common stock	1,671,113	1,257,929
Options to purchase common stock	150,000	106,333
Unvested restricted stock units	571,567	157,000
Escrow shares of common stock	200,000	-
Convertible Series B preferred shares	703,000	-
	3,295,680	1,521,262

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

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

Under the provisions of ASC 260, "Earnings Per Share," basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from income from continuing operations. There were no dividends declared during the six months ended June 30, 2018 and 2017.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.   The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company's condensed interim consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2018 and the adoption of ASU 2016-01 did not have a material impact on the Company’s condensed interim consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues in current GAAP. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2018 and the adoption did not have a material impact on the Company’s condensed interim consolidated statement of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the new standard on January 1, 2018 and the adoption of ASU 2017-09 did not have a material impact on the Company’s condensed interim consolidated financial statements and related disclosures.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the effect that the updated standard will have on its condensed interim consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its condensed interim consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company is currently evaluating the effect that the updated standard will have on its condensed interim consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the new standard on its condensed interim consolidated financial statements and related disclosures.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

The purchase price for the miners was recorded as follow:

June 30, 2018
Cash consideration	$11,000,000
Fair value of common stock	8,480,000
Deferred tax liability	2,918,000
Other expenses	2,000
$22,400,000

Two principal shareholders held 24.8% and 18.4%, respectively, of Prive, at the time of its acquisition by the Company. These holders held 10.7% and 5.7%, respectively of Kairos at the time of its acquisition by the Company.

Two Hundred Thousand (200,000) of the Shares (the "Escrow Shares") were deposited into an escrow account with Corporate Stock Transfer, Inc., as escrow agent (the "Escrow Agent"), pursuant to an escrow agreement (the "Escrow Agreement"). Certificates representing the Escrow Shares were deposited and recorded with the Escrow Agent to be held in escrow and not be transferred, pledged or hypothecated except as provided in the Escrow Agreement. No value was assigned to the Escrow Shares at the time of the acquisition as they are contingent consideration. The Escrow Shares will be released to the Sellers upon the Company generating Net Cash Flow (as defined in the Prive Purchase Agreement) of at least Ten Million Dollars ($10,000,000) from the Equipment. If the Escrow Shares are not released to the Sellers on or before the two-year anniversary of the Prive Purchase Agreement, the Escrow Shares shall be returned to the Company for cancellation.

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon the significant decline in the price of bitcoins during the six months ended June 30, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when the carrying amount was compared to the discounted fair value of the miners, the Company determined that there were impairment charges to be recorded on the miners purchased from Prive. Impairment charges for the three and six months ended June 30, 2018 totaled $7,578,000 and $18,265,000, respectively.

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

Seven Million Dollars ($7,000,000) of the purchase price was paid at closing. The remaining One Million Five Hundred Thousand Dollars ($1,500,000) of the purchase price is due in August 2018. The Company is currently in negotiations to revise the terms of this remaining liability.

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon the significant decline in the price of bitcoins during the six months ended June 30, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when the carrying amount was compared to the discounted fair value of the miners, the Company determined that there were impairment charges to be recorded on the miners purchased from BMSS. Impairment charges for the three and six months ended June 30, 2018 totaled $5,390,000 and $5,796,000, respectively.
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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
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

On June 30, 2018, the CFTC license was recorded as follows (unaudited):

June 30, 2018
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

Note 4. Property and equipment:

As of June 30, 2018, the Company’s property and equipment primarily consisted of its approximately 8,000 cryptocurrency machines. During the six months ended June 30, 2018, the Company determined that certain events occurred that were indicators of potential impairments to the miners. Based upon the significant decline in the price of bitcoins during the six months ended June 30, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when compared the discounted fair value of the miners to the carrying value of the miners, the Company determined that there were impairment charges of $15,378,000 and $26,858,000 during the three and six months ended June 30, 2018, respectively. The breakdown of the impairment charges are as follows:

	Three Months Ended June 30, 2018 (unaudited)	Six Months Ended June 30, 2018 (unaudited)
Prive miners	$7,587,156	$18,264,759
BMSS miners	5,389,527	5,796,179
Kairos miners	2,400,849	2,797,085
Total impairment charge	$15,377,532	$26,858,023

In the first quarter of 2018 the Company commenced the relocation of the servers acquired in the 2017 Kairos Global Technology, Inc., acquisition, to the newly leased facility in Oklahoma City Oklahoma. Kairos noted that due to storm water leakage into a previously utilized facility as of December 31, 2017, servers consisting of 90 AntMiner S9s and 29 AntMiner L3s had visible evidence of exposure to water. These servers were taken off line and Kairos investigated the extent of possible damage and functionality of the 119 servers. During the first quarter of 2018, the Company determined there was no damage to the 119 servers and they were relocated to the Company’s facility in Oklahoma City, Oklahoma during the second quarter of 2018.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

Property and equipment consisted of the following:

	June 30, 2018 (unaudited)	December 31, 2017
Cryptocurrency machines, net of impairment	4,118,676	$4,700,575
Leasehold improvements	1,994,472	-
Office and computer equipment	90,415	61,670
Total cost of property and equipment	6,203,563	4,762,245
Less accumulated depreciation	(783,301)	(468,079)
Property and equipment, net	$5,420,262	$4,294,166

Depreciation expense for the three months ended June 30, 2018 and 2017, totaled approximately $2,856,000 and $500, respectively.

Depreciation expense for the six months ended June 30, 2018 and 2017, totaled approximately $4,998,000 and $1,000, respectively.

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

Note 6.  Other long-term assets:

Other long-term assets as of June 30, 2018 consisted of the following (unaudited):

Cost:	Beginning Balance December 31, 2017	Additions	Ending Balance June 30, 2018
Patents	$1,059,832	$31,068	$1,090,900
Goodwill	1,186,496	-	1,186,496
Convertible note investment	200,000	-	200,000
Total	2,446,328	31,068	2,477,396

Accumulated amortization:
Patents	(550,183)	(29,219)	(579,402)
Total	(550,183)	(29,219)	(579,402)

Net other long-term assets	$1,896,145	$1,849	$1,897,994

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

The Company’s intangible assets with finite lives consist of its patents. The patents were issued in relation to its animal health business which has been out-licensed. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as of June 30, 2018 were as follows (unaudited):

June 30, 2018
Patents at January 1, 2018, net	$509,649
Additions	31,068
Less: amortization expense	29,219
Patents at June 30, 2018, net	$511,498

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the year ended December 31,	Estimated amortization expense
2018	$28,781
2019	$58,000
2020	$58,000
2021	$58,000
2022	$46,479

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Amortization expense totaled $15,000 and $17,000 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense totaled $29,000 and $35,000 for the six months ended June 30, 2018 and 2017, respectively. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the six months ended June 30, 2018 and 2017.

Note 7.  Notes and other obligations:

As of March 28, 2018, Tess, a subsidiary of the Company, entered into a note purchase agreement with a private investor under which a convertible promissory note issued by Tess in the principal amount CAD $2.2 million (the “Convertible Note”) and cash proceeds of CAD $2.2 million were placed into a third-party controlled escrow account. Upon the successful achievement of conditions defined under the escrow agreement relating to closing of a transaction between Tess and Cresval Capital Corp, (“Cresval”) whereby Tess and Cresval would merge as provided in the merger agreements and Tess would become publicly traded on the TSXV Venture Exchange, the then remaining cash and the Convertible Note would be issued to Tess and the investor, respectively. The Convertible Note is convertible at $0.10 per share of the merged entity, as defined, subject to certain adjustments. If those conditions are not successfully achieved or revised or waived by August 31, 2018, the then remaining cash and Convertible Note would be returned to the investor and Tess, respectively. See Note 14.

Upon funding the escrow account and as provided thereunder, an interim release of consideration from the escrow account was made to the parties. The interim release consisted of CAD $1.0 million (USD $775,555) of cash released to Tess and an unsecured promissory note issued by Tess (“Promissory Note”) released to the investor. Upon the achievement of conditions discussed above required for the successful release of the escrowed Convertible Note and then remaining escrowed cash, the Promissory Note would thereupon be cancelled. The Promissory Note bears interest at 6%, is unsecured and due upon demand.

Notes and other obligations also consisted of short-term installment obligations, arising from insurance premium financing programs bearing interest at approximately 4.5%, with outstanding balances of $0 and $135,574, as of June 30, 2018 and December 31, 2017, respectively.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

Note 8.  Stockholders’ equity:

Series B – Preferred Stock

During the six months ended June 30, 2018, holders of 755,001 Series B Preferred Shares elected to convert those shares to 755,001 shares of the Company’s common stock under their original terms. As of June 30, 2018, 703,000 shares of Series B Preferred Stock were outstanding. The Series B Preferred Stock contains a blocker pursuant to which, if the Company has not obtained the approval of its shareholders in accordance with NASDAQ Listing Rule 5635(d), then the Company may not issue upon conversion of the Series B Preferred Stock a number of shares of common stock, which, when aggregated with any other shares of common stock underlying the Series B Preferred Stock issued pursuant to the Agreement would exceed 19.99% of the shares of common stock issued and outstanding as of the date of the Agreement, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the Agreement. As of the date of this report shareholder approval has not been sought or obtained.

Common Stock:

On January 4, 2018, the Company issued 19,533 shares of common stock upon the exercise of an employee stock-option.

On January 25, 2018, the Company issued 2,754 shares of common stock at fair value for consulting services at $7.26 per share.

On February 14, 2018, the Company issued 100,000 shares of common stock in exchange for the exercise of 100,000 warrants issued in March 2017. The Company received $350,000 from the exercise of the warrants.

On April 20, 2018, the Company issued 18,000 shares of the Company’s common stock for consulting services at an average fair value of $14.33 per share.

During the six months ended June 30, 2018, holders of 755,001 Series B preferred shares elected to convert those shares to 755,001 shares of the Company’s common stock under its original terms.

During the six months ended June 30, 2018, 13,009 warrants were exercised on a cash basis in exchange for 3,215 shares of common stock. See Note 9.

Common Stock issued in Asset Acquisition:

On February 21, 2018, the Company issued 1,000,000 shares of common stock at fair value in connection with the Prive asset purchase agreement, with 200,000 of these shares deposited into an escrow account with Corporate Stock Transfer, Inc. See Note 3.

Restricted Common Stock Units:

During the second quarter of 2018, 124,583 shares of common stock related to fully vested restricted stock units were delivered for services performed in 2017.

Note 9. Stock based compensation, options and warrants:

Stock based compensation:

The Company recognized total expenses for stock-based compensation during the three and six months ended June 30, 2018 and 2017, which are included in the accompanying condensed interim consolidated statements of operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative expenses	$1,608,086	$138,011	$2,492,029	$271,054
Total stock-based compensation	$1,608,086	$138,011	$2,492,029	$271,054

The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2018 and 2017, from the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock awards under the Plan	$1,432,593	$57,745	$2,199,542	$88,176
Stock option awards under the Plan	175,493	31,452	292,487	95,258
Non-qualified stock option awards	-	48,814	-	87,620
Total stock-based compensation	$1,608,086	$138,011	$2,492,029	$271,054

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

Restricted stock units:
A summary of the Company’s restricted stock activity in the six months ended June 30, 2018 is presented here:
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	496,152	$5.97
Granted	335,000	12.29
Vested	(108,439)	9.36
Forfeited	(26,563)	10.58
Delivered	(124,583)	5.42
Unvested at June 30, 2018	571,567	$8.78
During the six months ended June 30, 2018, the Company granted 255,000 and 67,500 restricted stock units to employees and non-employee directors, respectively, and 12,500 restricted stock units to a consultant. The total fair value of restricted stock units granted during the six months ended June 30, 2018 was approximately $4,116,000.

The fair value of restricted stock unit grants are measured based on their fair value on the date of grant and amortized over the vesting period of twenty-four months. As of June 30, 2018, there was approximately $4,679,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of approximately six months.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company granted 50,000 stock options to an employee of the Company for the six months ended June 30, 2018. There were no stock options granted to employees, directors or consultants for the six months ended June 30, 2017.

A summary of activity under the Plan for the six months ended June 30, 2018 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	119,533	$9.02
Granted	50,000	18.50
Exercised	(19,533)	4.02
Forfeited	-	-
Outstanding at June 30, 2018	150,000	$12.83	9.4	$-

Exercisable at June 30, 2018	120,834	$11.47	9.4	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2018.

In January 2018, 19,533 vested options granted under the Plan were exercised for cash proceeds of $78,522.

During the six months ended June 30, 2018, the 50,000 options granted had a ten year life and there were no options forfeited that were granted under the Plan. The vested options were exercisable at an average of $9.38 per share, the unvested options were exercisable at an average of $18.50 per share.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

Other common stock purchase options and warrants:

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the six months ended June 30, 2018:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,944,895	$35.06	2.7	$6,135,000
Granted	-	-
Exercised	(113,009)	$3.50
Forfeited	(160,773)	$10.88
Outstanding at June 30, 2018	1,671,113	$39.47	2.5	$56,800

Exercisable at June 30, 2018	1,671,113	$39.47	2.5	$56,800

During the six months ended June 30, 2018, 13,009 of the warrants issued in the May 2013 private offering were surrendered for the issuance of 3,215 shares of common stock, 100,000 warrants issued in March 2018, were exercised for cash proceeds of $350,000 and 160,773 warrants were forfeited.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders, had all option and warrant holders been able to, and in fact had, exercised their options and warrants on June 30, 2018.

Note 10. Digital Currencies

The following table presents additional information about digital currencies:

As June 30, 2018, the Company’s digital currencies consisted of bitcoin, with a fair value of approximately $4,889,000. Digital currencies are recorded at their fair value on the date they are received as revenues, and are revalued to their current market value at each reporting date. Fair value is determined by taking the spot rate from the most liquid exchanges.

June 30, 2018
Digital currencies balance - January 1, 2018	$200,164
Additions of digital currencies	3,669,999
Purchase of digital currencies	5,625,000
Sale of digital currencies	(1,626,800)
Change in fair value of digital currencies	(2,979,045)
Digital currencies balance - June 30, 2018	$4,889,318

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

The Company’s historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Assets and liabilities related to the discontinued operations of BDI were approximately as follows as of June 30, 2018 (unaudited) and December 31, 2017:
Current Liabilities	June 30, 2018	December 31, 2017
Accounts payable	$16,000	$16,000
Accrued expenses	-	28,000
Deferred revenue	-	137,000
Total current liabilities	$16,000	$181,000
Summarized results of the discontinued operation are as follows for the three and six months ended June 30, 2018 and 2017 (unaudited):
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$-	$17,000	$137,000	$30,000
Cost of revenue	-	3,000	41,000	5,000
Gross margin	-	14,000	96,000	25,000
Operating expenses	-	347,000	-	1,001,000
Operating income (loss)	-	(333,000)	96,000	(976,000)
Escrow forfeiture gain	-	135,000	-	135,000
Impairment loss	-	(50,000)	-	(2,754,000)
Income (loss) from discontinued operations	$-	$(248,000)	$96,000	$(3,595,000)

Note 12.  Commitments and contingencies:

Commitments:

Oklahoma Lease Agreement.

On February 27, 2018, Kairos entered into a lease agreement (the “Lease”) with 7725 Reno #1, LLC (the “Landlord”), pursuant to which Kairos leases an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  Pursuant to the terms of the Lease, the initial term of one year terminates on February 15, 2019, unless terminated earlier pursuant to the terms of the Lease, subject to the Kairos’s options to renew the Lease. Kairos has four one-year renewal options that may be exercised so long as Kairos is not in default, subject to increases in base rent. Kairos has the right to operate from the premises on a 24 hour/seven day a week basis. At least three months, but no more than six months, prior to the expiration of the initial Lease term or renewal term, as applicable, Kairos shall give Landlord written notice of its intent to exercise the applicable renewal option, which also includes incremental payment for additional electric capacity delivery.  If Kairos does not elect to exercise a renewal option, all remaining renewal options, if any, shall terminate.

Base rent for the premises during the first 12 months is equal to $55.95/kW per month for a total of 4 Megawatts (MW) of available electrical power, or $223,800 per month.  Base rent is calculated based upon the monthly electrical power made available to Kairos within the premises, and not based on Kairos’s actual usage.  In connection with the Lease, Parent has provided a limited guarantee of Kairos’s failure to make payment of base rent or additional rent pursuant to the Lease.  As soon as practicable after the effective date of the Lease, Landlord, at Landlord’s expense, agreed to provide additional 12.5 kV transformer equipment to increase the electrical power available for Kairos’s use by an additional 2MW, which will result in additional rent of $55.12/kW for the additional 2MW of power when it is made available.  Provided that Kairos is not in default under the Lease beyond any applicable notice and cure periods, Kairos may request Landlord to further increase the electrical power available, in increments from 6.01 MW up to 12.0 MW, by giving written notice to Landlord of the requested increase.  Landlord, at Landlord’s expense, would then provide an additional 12.5kV of electrical transforming equipment to increase the electrical power available for Kairos’s use by the additional MW requested by Kairos.  Effective as of the date the additional power is made available to Kairos, base rent will increase by an amount equivalent to the additional MW requested by Kairos multiplied by $55.12 per kW.  If Kairos exercises all of its renewal options, then the base rent for the first 4MW of available power would increase to $57.63 per kW in year two, $59.36 per kW in year three, $61.14 per kW in year four and $62.97 per kW in year five.  In each case, available power of greater than 4MW and up to 12MW would result in base rent of $55.12 per kW.

On March 26, 2018, Kairos entered into a first amendment to the above lease, whereby the Landlord agreed to increase the electrical power available for Kairos’s use from 6MW to 12MW, and the base rent under the lease was increased to approximately $665,760 per month, effective as of the date when such additional power is available.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

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

The registration rights agreement required that the securities would be registered by March 5, 2018, the effectiveness date, and the registration statement was not declared effective by March 5, 2018. The Company accounted for registration rights agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20 “Loss Contingencies”. The Company recorded approximately $1,020,000 and $1,357,000 for this contingency in other expenses for the three and six months ended June 30, 2018, respectively. This contingency was recorded as a liability as a component of accrued expenses as of June 30, 2018.

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

Contingencies:

Securities Class Actions

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Company's shareholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3:18-cv-02293. The complaint asserts violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders that purchased stock from November 13, 2017 through February 15, 2018. The complaint alleges that the Company and certain of its officers and directors made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding its business plan in connection with its cryptocurrency business. The complaint requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

On April 18, 2018, Joseph J. Klapper, Jr., filed a complaint against Riot Blockchain, Inc., and certain of its officers and directors in the United District Court for the District of New Jersey (Klapper v. Riot Blockchain Inc., et al., Case No. 3:18-cv-8031). The complaint contained substantially similar allegations and the same claims as those filed by Mr. Takata, and requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

Shareholder Derivative Cases

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

On May 22, 2018, two additional shareholder derivative complaints were filed on behalf of the Company in the Eighth Judicial District Court of the State of Nevada in and for the County of Clark (Kish v. O’Rourke, et al., Case No. A-18-774890-B & Gaft v. O’Rourke, et al., Case No. A-18-774896-B).  The two complaints make identical allegations, which are similar to the allegations contained in the shareholder class action complaints.  The shareholder derivative plaintiffs also seek recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding abetting a breach of fiduciary duty. The complaint seeks unspecific monetary damages and corporate governance changes.

SEC Subpoena

During 2018 the Company received several comment letters (the “Comment Letters”) from the Division of Corporation Finance and the Division of Investment Management of the Securities and Exchange Commission (“SEC”).  The Comment Letters have been issued on the Company’s periodic reports on Form 10-Q for the quarter ended March 31, 2018, Annual Report on Form 10-K for the fiscal year ended December 31, 2017, amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and current report on Form 8-K filed October 4, 2017.  The comments raise matters related to, among other things, the unsettled nature of accounting treatment for the Company’s cryptocurrency mining and the fair value method selected by the Company (as opposed to intangible accounting methods proposed by some experts) and applicability to the Company of the Investment Company Act of 1940, particularly as relates to the Company’s minority interest in goNumerical, Inc. a/k/a Coinsquare.    On July 30, 2018 the Company received a letter from the SEC (the “Letter”) that the Commission has issued an Order Directing Examination and Designating Officers Pursuant to Section 8(e) of the Securities Act or 1933, (the “Order”) with respect to the following registration statements: (1) a Form S-8 filed on July 19, 2017 (File No. 333-219357); (2) a Form S04 filed January 5, 2018 (*File No. 333-222450); and a Form S-3 filed on July 10, 2018 (File No. 333-226111).  The Letter states “While the Section 8(e) examination is pending, the Division of Corporation Finance will not take any further action on the Registration Statements, and all communications with regard to the Registration Statements and the Section 8(e) examination should be made to the Commission’s Division of Enforcement”.   The Company is engaged in conversations with the staff of the Division of Enforcement, Division of Investment Management and Division of Corporation Finance about their concerns and intends to cooperate fully with the examination.

Management is unable to make a meaningful estimate of the overall impact on the Company’s operations, if any, that would result from an unfavorable final determination of these matters or the investigation of the Company.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

Note 14.  Subsequent Events:

Stock Transactions

In July 2018, holders of 390,000 Series B preferred shares elected to convert those shares to 390,000 shares of the Company’s common stock under its original terms.

Tess Investment

During October 2017, the Company acquired approximately 52% of Tess, Inc., (Tess”), which is developing blockchain solutions for telecommunications companies. During late 2017 and in early 2018, Tess and Cresval Capital Corp. ("Cresval") (TSX-V: CRV) following the execution of a non-binding letter of intent, executed a definitive agreement providing that Tess agreed to merge with Cresval, assuming specified closing conditions were met. Upon closing of the anticipated merger and related required approvals, Tess would become publicly traded on the TSX Venture Exchange (the "TSXV") and change its name to "TessPay Inc.".  Subsequent to June 30, 2018, the transaction was completed, and Tess initiated procedures to change its name to TessPay, Inc. Trading of the TessPay shares is expected to be approved and commence on the TSXV in the near future.  Based upon the terms of the merger and related agreements, the acquisition will result in the Company owning less than 50% of Tess, at which time it would no longer be consolidated within the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Condensed Interim Consolidated Financial Statements." The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Note Regarding Forward-Looking Statements” and "Item 1A. Risk Factors."

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2018, the Company had approximate balances of cash and cash equivalents of $1,654,000 working capital of $2,874,000 total stockholders’ equity of $20,501,000 and an accumulated deficit of $179,630,000. To date, the Company has in large part relied on debt and equity financing to fund our operations.

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

On February 27, 2018, Kairos entered into a lease agreement for approximately a 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease the Company began consolidating all of our miners at the data center facility. As of June 30, 2018, approximately 8,000 miners were installed and operating.

On March 26, 2018, the Company entered into and closed a stock purchase agreement pursuant to which the Company acquired 92.5% of Logical Brokerage Corp. (“Logical Brokerage”). Logical Brokerage is a futures introducing broker headquartered in Miami, Florida, registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). The Company is investigating launching a digital currency exchange within the United States.  To this end, the Company's recently formed subsidiary, RiotX Holdings Inc ("RiotX") has obtained a CFTC license, a Money Service Business license with FinCEN, and a Money Transmitter License from the state of Florida. RiotX is pursuing additional Money Transmitter licenses from other states within the United States. The Company is also vetting and negotiating with several third parties as service providers to the proposed exchange. No formal agreements with third party vendors have yet been signed and there is no assurance that the proposed exchange can be successfully launched.

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

Results of Operations

Comparative Results for the Three Months Ended June 30, 2018 and 2017

Comparative results for the three months ended June 30, 2018 and 2017 are not indicative of the actual performance of the Company’s cryptocurrency business. The Company’s results for the three months ended June 30, 2017, do not reflect any cryptocurrency related operations, because the Company did not determine to pursue our new strategy until the third quarter of 2017. Rather, during the first quarter of 2017, the company was conducting the now discontinued operation of BDI, a wholly-owned subsidiary of the Company. BDI had developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions. Further, because the operations of BDI are considered a discontinued operation and BDI’s results are not reflected in the revenues and expenses explained below for the three months ended June 30, 2018 or 2017.

Revenue for the three months ended June 30, 2018 and 2017, consisted of our cryptocurrency mining revenue of $2,769,000, and $0, respectively, and other revenue consisting of license payments of $24,000 in each period.

Cost of revenue for the three months ended June 30, 2018 of $1,478,000 consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There was no cost of revenue recognized during the period ended June 30, 2017.

Selling, general and administrative expenses in the three months ended June 30, 2018 totaled $6,423,000, which is approximately $5,361,000, or a 505% increase, as compared to $1,063,000 in the 2017 period. Stock compensation increased by approximately $1,470,000 for the three months ended June 30, 2018 as compared to the 2017 period. Consulting fees increased approximately $1,024,000 for services related to our cryptocurrency machines. Investor, public relations and public company expenses increased approximately $476,000 related to expanded public company activities and costs associated with holding the 2018 stockholders’ meeting. Legal fees increased approximately $1,083,000 due to legal matters associated with the increased level of corporate activities in the 2018 period. Audit and related professional fees increased by approximately $259,000 due primarily increased level of operations and acquisitions and other reporting matters. Selling, general and administrative expenses increased by approximately $897,000 in the three months ended June 30, 2018, due to expenses incurred by subsidiaries acquired or formed subsequent to June 30, 2017.

Research and development expenses in the three months ended June 30, 2018 totaled $10,000, which is approximately equal to the 2017 period.

Asset impairment charges of $15,378,000 were recognized for the three months ended June 30, 2018 to record our cryptocurrency machines at their approximate fair value. There were no impairment charges recognized for the three months ended June 30, 2017.

Interest expense for the three months ended June 30, 2018, decreased to $15,000 compared to $24,000 in the 2017 period. For the three months ended June 30, 2018, the Company recorded investment income of approximately $7,000 compared to investment income of $26,000 in the 2017 period, generally due to a lower level of average outstanding interest-bearing debt.

Other expenses for the three months ended June 30, 2018 of $1,020,000 represents the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

No income tax benefit was recognized for the three months ended June 30, 2018 and 2017.

Comparative Results for the Six Months Ended June 30, 2018 and 2017

Revenue for the six months ended June 30, 2018 and 2017, consisted of our cryptocurrency mining revenue of $3,670,000, and $0, respectively, and other revenue consisting of license payments of $48,000 in each period.

Cost of revenue for the six months ended June 30, 2018 of $1,827,000 consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There was no cost of revenue recognized during the period ended June 30, 2017.

Selling, general and administrative expenses in the six months ended June 30, 2018 totaled $10,329,000, which is approximately $8,232,000, or a 393% increase, as compared to $2,097,000 in the 2017 period. Stock compensation increased by approximately $2,647,000 for the six months ended June 30, 2018 as compared to the 2017 period relating to additional awards in 2018. Consulting fees increased approximately $1,439,000 for services related to our cryptocurrency machines. Investor, public relations and public company expenses increased approximately $963,000 related to expanded public company activities and costs associated with holding the 2018 stockholders’ meeting. Legal fees increased approximately $1,494,000 due to legal matters associated with the increased level of corporate activities in the 2018 period. Audit and related professional fees increased by approximately $283,000 due primarily increased level of operations and acquisitions and other reporting matters. Compensation related expense increased by $162,000 due primarily to increased payroll related to the Company’s additional hiring activities in late 2017 and early 2018. Selling, general and administrative expenses increased by approximately $1,094,000 in the six months ended June 30, 2018, due to expenses incurred by subsidiaries acquired or formed subsequent to June 30, 2017.

Research and development expenses in the six months ended June 30, 2018 totaled $15,000, which is approximately a $31,000 decrease as compared to the 2017 period. This change resulted from normal period to period fluctuations in the animal health business expenses.

Asset impairment charges of $26,858,000 were recognized for the six months ended June 30, 2018 to record our cryptocurrency machines at their approximate fair value. There were no impairment charges recognized for the six months ended June 30, 2017.

Interest expense for the six months ended June 30, 2018, decreased to $16,000 compared to $29,000 in the 2017 period. For the six months ended June 30, 2018, the Company recorded investment income of approximately $69,000 compared to investment income of $52,000 in the 2017 period, generally due to a lower level of average outstanding interest-bearing debt.

Other expenses for the six months ended June 30, 2018 of $1,357,000 represents the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

Income tax benefit for the six months ended June 30, 2018 of $3,525,000 as compared to no income tax benefit recognized for the six months ended June 30, 2017.

Liquidity and Capital Resources

We have historically experienced recurring losses and negative cash flows from operations. At June 30, 2018, we had working capital of $2,874,000, which included cash and cash equivalents of $1,654,000.  We reported a net loss of $41,000,000 for the six months ended June 30, 2018. The net loss included $34,061,000 in non-cash items consisting of an impairment charge of $26,858,000, revaluation of our digital currencies of $2,979,000, depreciation and amortization totaling $5,027,00, stock-based compensation totaling $2,492,000 and common stock issued for services totaling $278,000, net of $3,525,000 of deferred income tax benefit and amortization of license fee revenue of $48,000.

As of June 30, 2018, we held bitcoins with a current value of approximately $4.9 million.

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

On March 26, 2018, for a net payment of $500,000 in cash, we acquired 92.5% of Logical Brokerage Corp., a futures introducing broker headquartered in Miami, Florida, registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). We are investigating launching a digital currency exchange within the United States.  To this end, our recently formed subsidiary, RiotX Holdings Inc ("RiotX") has obtained a CFTC license, a Money Service Business license with FinCEN, and a Money Transmitter License from the state of Florida. RiotX is pursuing additional Money Transmitter licenses from other states within the United States. We are also vetting and negotiating with several third parties as service providers to the proposed exchange. No formal agreements with third party vendors have yet been signed and there is no assurance that the proposed exchange can be successfully launched.

We have historically funded our operations from sales of equity securities and convertible debt. We believe that our cash on hand, and the value of digital currencies as of June 30, 2018 and expected to be mined in upcoming periods, will be adequate to fund our present operations for at least 12-months from the date of this report. In the event that we seek to expand our activities or acquire additional businesses, we may be required to raise additional cash through equity or incurrence of debt.

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

Operating Activities

Net cash used in operating activities was $9,580,000, consisting of $9,511,000 from continuing operations and $69,000 from discontinued operations during the six months ended June 30, 2018. Cash was consumed from continuing operations by the loss of $41,000,000, less non-cash items of $34,061,000 consisting of an asset impairment for the Company’s miners of $26,858,000, revaluation of our digital currencies of $2,979,000, depreciation and amortization of $5,027,000, stock-based compensation totaling $2,492,000, and other non-cash charges totaling $278,000, net of deferred income tax benefit of $3,525,000 and amortization of license fee revenue totaling $48,000. Prepaid contracts increased $2,585,000 due to the advance consulting payment made to Ingenium, for future services associated with the set-up of the new mining facility and its operations and other services, digital currencies increased $3,670,000, accounts payable and accrued expenses increased $3,557,000 related to the significant expansion of the Company’s operating activities in 2018, offset by a slight decrease in prepaid and other current assets.

Net cash consumed by operating activities was $2,576,000, consisting of $1,687,000 from continuing operations and $889,000 from discontinued operations during the six months ended June 30, 2017. Cash was consumed from continuing operations by the loss of $2,071,000, less non-cash items of $261,000 consisting of stock-based compensation totaling $271,000, depreciation and amortization totaling $38,000, net of amortization of license fees totaling $48,000. Decreases in prepaid and other current assets of $167,000 provided cash, primarily related to reductions in operating activities.  There was a net $29,000 decrease in accounts payable and accrued expenses in the six months ended June 30, 2017, primarily due to reductions in operating activities and the payment of 2016 litigation settlement accrual in early 2017.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 was $31,806,000, primarily consisting of purchases of property and equipment of $20,084,000 related to the Company’s cryptocurrency machines, an additional investment in Coinsquare of $6,413,000, purchases of digital currencies of $5,625,000, security deposits of $703,000 and an investment in Logical Brokerage of $517,000, offset by the sale of digital currencies of $1,627,000.

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

Financing Activities

Net cash provided by financing activities was $1,389,000 during the six months ended June 30, 2018, primarily consisting of $776,000 of proceeds from a demand note, $350,000 from the exercise of warrants, $320,000 from the sale of the Company’s shares of common stock held by Tess, and $79,000 from the exercise of stock options, offset by $136,000 used in scheduled payments under debt agreements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant estimates are detailed in our 2017 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2017 Annual Report, except for those accounting subjects mentioned in the section of the notes to the condensed interim consolidated financial statements titled Adoption of Recent Accounting Pronouncements.

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 2 of the condensed interim consolidated financial statements at June 30, 2018.

The following biographical information regarding Remo Mancini, a director of the Company, supplements the Company’s Form 10-K for the year ended December 31, 2017:

Remo Mancini has been a director of the Company since February 2018. Mr. Mancini presently serves as a professional director on boards with significant experience at senior levels in both government and the private sector. He served in the Legislative Assembly of Ontario, Canada (Liberal Party member) from 1975-1993. During this time Mr. Mancini held a number of notable positions including Minister of Revenue, Parliamentary Assistant to the Premier, Official Opposition Party House Leader, and Chairman of the Public Accounts Committee. He combines his experience as a former Canadian and U.S. senior corporate executive, corporate director and former Ontario Cabinet Minister to bring a valuable perspective to business affairs, senior executive management, and corporate governance. This extensive experience in both the public and private sector positions him to lead organizations, offer insightful decisive management guidance, and board leadership.  He has served on a number of Boards of both publicly listed and private companies. He has earned the internationally recognized designation of ICD.D and is a graduate of the Directors Education Program offered by the Institute of Corporate Directors and the University of Toronto's Rotman School of Management. Mr. Mancini is the sole owner and President of Sandstone Strategies Inc., established in 2004. Mr. Mancini’s services are the sole activity provided by Sandstone Strategies Inc., which serves as a professional services corporation for Mr. Mancini that is compensated when Mr. Mancini’s services are sought. In the past 10 years Mr. Mancini has provided services for Melior Resources Inc., Estrella International Energy Services Ltd., Niocan, Inc., Cadman Resources Inc., and Niocan Inc., through which he has received compensation paid to Sandstone Strategies. Sandstone has no employees other than Mr. Mancini.

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

Item 1A.  Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2017. Our business, financial condition or operating results could materially and adversely be affected, and the trading price of our common stock could decline, as a result of these risks. There were no material changes to the risk factors in the three months ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, the Company issued 225,000 shares of common stock upon conversion of 225,000 shares of Series B Preferred Stock.

On January 4, 2018, the Company issued 19,533 shares of common stock upon the exercise of employee stock options.

On April 20, 2018, the Company issued 18,000 shares of the Company’s common stock for consulting services.

On April 25, 2018 the Company issued 40,000 shares of common stock related to a restricted stock unit issuance for services performed in 2017.

On May 22, 2018, the Company issued 20,000 shares of common stock related to a restricted stock unit issuance for services performed in 2017 and 2018.

On June 7, 2018, the Company issued 14,583 shares of common stock related to a restricted stock unit issuance for services performed in 2017.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

N/A - none

Item 4.  Mine Safety Disclosures

N/A - none

Item 5.  Other Information

N/A - none

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the six months ended June 30, 2018.

EXHIBIT	DESCRIPTION
10.1	Lease Agreement, dated April 9, 2018, between the Company and W-Crocker Fin Place Owner VII, LLC (incorporated by reference to 8-K filed April 10, 2018)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.*
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.*
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Condensed Interim Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riot Blockchain, Inc. (Registrant)

Dated: August 14, 2018	/s/ John O’Rourke
John O’Rourke Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: August 14, 2018	/s/ Robby Chang
Robby Chang Chief Financial Officer (Principal Financial and Accounting Officer)