Form 10-Q
period 2018-09-30
Riot Blockchain, Inc.
filed 2018-11-19
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of no par value common stock outstanding as of November 16, 2018 was 14,496,535.

RIOT BLOCKCHAIN, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future performance and includes statements regarding expectations, beliefs, plans, intentions and strategies of the Company. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

•	our history of operating losses and our ability to achieve or sustain profitability;

•	our recent shift to an entirely new business and our ability to succeed in this new business;

•	intense competition;

•	our ability to raise additional capital needed to finance our business;

•	general economic conditions in the U.S. and globally;

•	our ability to maintain the value and reputation of our brand;

•	our ability to attract and retain senior management and other qualified personnel;

•	cryptocurrency-related risks, including regulatory changes or actions and uncertainty regarding acceptance and/or widespread use of virtual currency;

•	risks relating to our virtual currency mining operations, including among others risks associated with the need for significant electrical power and cybersecurity risks;

•	our dependence in large part upon the value of virtual currencies, especially bitcoin, which have historically been subject to significant volatility in their market prices;

•	risks relating to our planned establishment of a virtual currency exchange, including, among others, regulatory requirements and challenges and security threats;

•	our ability to protect our intellectual property rights;

•	volatility in the trading price of our common stock;

•	our ability to maintain the Nasdaq listing of our common stock;

•	Our investments in other virtual currency and blockchain focused companies may not be realizable;

•	legal proceedings to which we are subject, including actions by private plaintiffs and the SEC; and

•
the risks, uncertainties discussed in “Part I. Item 1A. Risk Factors” included in this Quarterly Report and our Quarterly Reports for the periods ended March 31, 2018 and June 30, 2018 and our Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS	(Interim)
Current assets
Cash and cash equivalents	$1,607,085	$41,651,965
Prepaid contracts	1,584,699	-
Prepaid expenses and other current assets	1,955,819	538,812
Digital currencies	1,715,309	200,164
Current assets of discontinued operations	-	44
Total current assets	6,862,912	42,390,985
Property and equipment, net	4,853,744	4,294,166
Intangible rights acquired	1,985,587	754,244
Long-term investments	9,412,726	3,000,000
Security deposits	703,275	-
Other long-term assets, net:
Patents, net	498,670	509,649
Goodwill	1,186,496	1,186,496
Convertible note	200,000	200,000
Total assets	$25,703,410	$52,335,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,393,970	$410,029
Accrued expenses	1,487,996	216,883
Deferred purchase price - BMSS	1,350,000	-
Demand note	1,696,083	-
Notes and other obligations, current	-	135,574
Deferred revenue, current portion	96,698	96,698
Current liabilities of discontinued operations	16,340	181,340
Total current liabilities	8,041,087	1,040,524

Deferred revenue, less current portion	896,094	968,617
Deferred income tax liability	234,709	699,000
Total liabilities	9,171,890	2,708,141

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value, 15,000,000 share authorized:
2% Series A Convertible stock shares authorized 2,000,000 and no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 104,946 and 1,458,001 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	555,109	7,745,266
Common stock, no par value; 170,000,000 shares authorized; 14,293,702 and 11,622,112 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	201,793,176	180,387,518
Accumulated deficit	(185,796,070)	(139,263,480)
Total Riot Blockchain stockholders' equity	16,552,215	48,869,304
Non-controlling interest	(20,695)	758,095
Total stockholders' equity	16,531,520	49,627,399
Total liabilities and stockholders' equity	$25,703,410	$52,335,540

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Revenue - Cryptocurrency mining	$2,342,508	$-	$6,087,405	$-
Other revenue - fee	24,175	24,175	72,524	72,524
Total Revenue	2,366,683	24,175	6,159,929	72,524

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	2,031,885	-	3,933,381	-
Selling, general and administrative	5,970,411	596,544	16,299,491	2,691,286
Research and development	-	-	14,532	10,034
Depreciation and amortization	658,338	18,132	5,685,664	55,899
Impairment of property, plant & equipment	-	-	26,858,023	-
Impairment of digital currencies	163,837	-	3,374,976	-
Total costs and expenses	8,824,471	614,676	56,166,067	2,757,219
Operating loss from continuing operations	(6,457,788)	(590,501)	(50,006,138)	(2,684,695)

Other income (expense)
Interest expense	(21,836)	(4,773,397)	(37,998)	(4,802,296)
Realized gain on sale of digital currencies	219,247	-	451,341	-
Other expenses	(1,746)	-	(1,358,924)	-
Loss on extinguishment of BMSS payable	(265,500)	-	(265,500)	-
Investment income	683	30,903	69,959	83,247
Total other expense	(69,152)	(4,742,494)	(1,141,122)	(4,719,049)

Loss from continuing operations before income taxes	(6,526,940)	(5,332,995)	(51,147,260)	(7,403,744)

Deferred income tax benefit	-	-	3,525,000	-

Loss from continuing operations	(6,526,940)	(5,332,995)	(47,622,260)	(7,403,744)

Discontinued operations
Income (loss) from operations	-	30,922	96,132	(944,557)
Escrow forfeiture gain	-	-	-	134,812
Impairment loss	-	-	-	(2,754,131)
Income (loss) from discontinued operations	-	30,922	96,132	(3,563,876)

Net loss	(6,526,940)	(5,302,073)	(47,526,128)	(10,967,620)

Net loss attributable to non-controlling interest	296,982	-	929,158	-

Net loss attributable to Riot Blockchain	$(6,229,958)	$(5,302,073)	$(46,596,970)	$(10,967,620)

Basic and diluted net loss per share:
Continuing operations attributable to Riot Blockchain	$(0.46)	$(0.99)	$(3.57)	$(1.47)
Discontinued operations attributable to Riot Blockchain	-	0.01	0.01	(0.71)
Net loss per share	$(0.46)	$(0.98)	$(3.56)	$(2.18)

Basic and diluted weighted average number of shares outstanding	14,197,763	5,401,552	13,340,122	5,037,764

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2018
(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of December 31, 2017	1,458,001	$7,745,266	11,622,112	$180,387,518	$(139,263,480)	$48,869,304	$758,095	$49,627,399
Common stock issued for asset purchase - Prive	-	-	800,000	8,480,000	-	8,480,000	-	8,480,000
Common stock escrow shares issued for asset purchase - Prive	-	-	200,000	-	-	-	-	-
Preferred stock converted to Common stock	(1,353,505)	(7,190,157)	1,353,505	7,190,157	-	-	-	-
Exercise of warrants	-	-	100,000	350,000	-	350,000	-	350,000
Stock-based compensation	-	-	-	4,147,190	-	4,147,190	-	4,147,190
Exercise of stock options	-	-	19,533	78,522	-	78,522	-	78,522
Common stock issued for services	-	-	20,754	277,940	-	277,940	-	277,940
Refund of escrow dividend	-	-	-	-	64,380	64,380	-	64,380
Sale of Riot shares held by 1172767 B.C. Ltd.	-	-	-	505,729	-	505,729	-	505,729
Stock issued for the extinguishment of the BMSS payable	-	-	50,000	265,500	-	265,500	-	265,500
Cashless exercise of stock purchase warrants	-	-	3,215	-	-	-	-	-
Delivery of common stock underlying restricted stock units	-	-	124,583	-	-	-	-	-
Non-controlling interest - Logical Brokerage	-	-	-		-	-	40,542	40,542
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(929,158)	(929,158)
Sale of common shares by 1172767 B.C. Ltd.	-	-	-	110,620	-	110,620	109,826	220,446
Net loss	-	-	-	-	(46,596,970)	(46,596,970)	-	(46,596,970)
Balance as of September 30, 2018	104,496	$555,109	14,293,702	$201,793,176	$(185,796,070)	$16,552,215	$(20,695)	$16,531,520

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(47,526,128)	$(10,967,620)
Income (loss) from discontinued operations	96,132	(3,563,876)
Loss from continuing operations	(47,622,260)	(7,403,744)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Amortization of discount on convertible debt	-	4,750,000
Stock-based compensation	4,147,189	379,622
Depreciation and amortization	5,685,664	55,899
Deferred income tax benefit	(3,525,000)	-
Amortization of license fee revenue	(72,523)	(72,524)
Common stock issued for services	277,940	-
Stock issued for the extinguishment of the BMSS payable	265,500	-
Property, plant & equipment impairment charge	26,858,023	-
Impairment of digital currencies	3,374,976	-
Realized gain on sale of digital currencies	(451,341)	-
Changes in assets and liabilities:
Prepaid contracts	(1,584,699)	-
Prepaid expenses and other current assets	(1,417,007)	192,071
Digital currencies - Mining	(6,087,405)	-
Accounts payable	2,983,941	(4,997)
Accrued expenses	1,271,114	(129,875)
Net cash used in operating activities of continuing operations	(15,895,888)	(2,233,548)
Net cash used in operating activities of discontinued operations	(68,824)	(930,323)
Net cash used in operating activities	(15,964,712)	(3,163,871)

Cash flows from investing activities - continuing operations:
Purchase of digital currencies	(5,722,545)	-
Proceeds from sale of digital currencies	7,371,172	-
Purchases of property and equipment	(20,311,436)	-
Purchases of other investments	(6,412,726)	-
Proceeds from sale of short-term investments	-	7,506,761
Security deposits	(703,275)	-
Purchases of patent and trademark application costs	(32,850)	(14,255)
Investment in Coinsquare	-	(3,000,000)
Investment in Logical Brokerage, net of cash acquired	(516,918)	-
Purchase of developed technology by 1172767	(531,176)	-
Net cash (used in) provided by investing activities of continuing operations	(26,859,754)	4,492,506
Net cash provided by investing activities of discontinued operations	-	4,004
Net cash (used in ) provided by investing activities	(26,859,754)	4,496,510

Cash flows from financing activities - continuing operations:
Proceeds from issuance of convertible notes	-	4,750,000
Proceeds from issuance of common stock, net of $336,491 in offering expenses	-	1,913,509
Redemption of equity rights	-	(291,995)
Proceeds from notes payable	1,696,083	-
Repayment of notes payable and other obligations	(135,574)	(192,539)
Proceeds from exercise of warrants	350,000	-
Proceeds from exercise of stock options	78,522	98,260
Proceeds from sale of Riot shares held by 1172767	505,729	-
Proceeds from common shares sold by 1172767, net	220,446	-
Refund of escrow dividend	64,380	-
Net cash provided by financing activities of continuing operations	2,779,586	6,277,235

Net increase (decrease) in cash and cash equivalents	(40,044,880)	7,609,874
Cash and cash equivalents at beginning of period	41,651,965	5,529,848
Cash and cash equivalents at end of period	$1,607,085	$13,139,722

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,585	$1,571

Supplemental disclosure of noncash investing and financing activities:
Conversion of notes payable and accrued interest to preferred stock	$-	$4,798,671
Value of shares issued for Prive asset acquisition	$8,480,000	$-
Conversion of Preferred stock to Common stock	$7,190,157	$-
Deferred purchase price for BMSS	$1,350,000	$-

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Note 1.  Organization:

Nature of operations:

Riot Blockchain, Inc. (the “Company” or “Riot Blockchain”) was originally organized on July 24, 2000, as a Colorado corporation.  Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc., and as of November 30, 2016, the Company's name was changed to Bioptix, Inc., from Venaxis, Inc.  Effective October 19, 2017, the Company changed its state of incorporation to Nevada from Colorado.

The Company operates a cryptocurrency mining operation, which utilizes specialized computers (also known as “miners”) that generate cryptocurrency (primarily bitcoin) from the Blockchain. As of September 30, 2018, the Company owns approximately 8,000 miners. The Company acquired 1,200 miners as a result of its acquisition of Kairos Global Technology, Inc., (“Kairos”) in November 2017 and in February 2018, the Company acquired 3,800 miners from Prive Technologies, Inc. (“Prive”) and 3,000 miners from Blockchain Mining Supply & Services Ltd. (“BMSS”).

On January 2, 2018, the Company formed Digital Green Energy Corp. (“Digital Green”), a wholly owned subsidiary, which is seeking to identify environmentally friendly projects with large energy capacity and a cost-effective rate for energy for cryptocurrency mining operations and data center projects. Subsequent to September 30, 2018, certain activities of Digital Green were curtailed.

On February 27, 2018, Kairos entered into a lease agreement for approximately a 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease, the Company began consolidating all of its miners at the data center facility. As of September 30, 2018, approximately 8,000 miners were installed and operating.

On March 26, 2018, the Company acquired 92.5% of Logical Brokerage Corp. (“Logical Brokerage”). Logical Brokerage is a futures introducing broker headquartered in Miami, Florida registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). The Company is investigating launching a digital currency exchange and a futures brokerage operation within the United States under the name “RiotX”.

Note 2: Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2018, the Company had approximate balances of cash and cash equivalents of $1,607,000, a working capital deficit of $1,178,000, total stockholders' equity of $16,532,000 and an accumulated deficit of $185,796,000. To date, the Company has in large part relied on equity financing to fund its operations.

The Company’s primary focus is on its cryptocurrency mining operation located in Oklahoma City, Oklahoma, along with its investigation of the launch of RiotX as a cryptocurrency exchange in the United States. That operational focus and the Company’s recently completed acquisitions of Kairos and 1172767 B.C. Ltd. (or “1172767”), formerly known as Tess Inc., and its investment in goNumerical Ltd., (d/b/a “Coinsquare”), as well as the Company’s new name, reflects a strategic decision by the Company to operate in the blockchain and digital currency related business sector. The Company's current strategy will continue to expose the Company to the numerous risks and volatility associated within this sector.

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

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with recent and potential future acquisitions and development of the RiotX exchange platform, as well as public company, legal and administrative related expenses being incurred. The Company is closely monitoring its cash balances, cash needs and expense levels.

The Company believes that in order for the Company to meet its obligations arising from normal business operations for the next twelve months, the Company requires additional capital either in the form of equity or debt.  Without additional capital, the Company’s ability to continue to operate will be limited. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations. The Company is currently pursuing capital transactions in the form of debt and equity, however, the Company cannot provide any assurance that it will be successful in its plans. These condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. In the opinion of management, these factors, among others, raise substantial doubt about the ability of us to continue as a going concern.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
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

The accompanying condensed interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed interim consolidated balance sheet at September 30, 2018, condensed interim consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, condensed interim consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and condensed interim consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as amended, as filed with the SEC (the “2017 Annual Report”). The Company's consolidated subsidiaries and (percentage owned at September 30, 2018) consisted of; Kairos Global Technology, Inc. (100%), Digital Green Energy Corp., Inc. (100%), Logical Brokerage Corp. (92.5%), 1172767 B.C. Ltd. (50.2%, see Note 13) and BiOptix Diagnostics, Inc. (100%, see Note 11).

Reclassifications

Certain prior period amounts reported in the consolidated statement of operations have been reclassified to conform to the presentations currently used. The reclassifications did not have a material impact on the Company's condensed interim consolidated financial statements and related disclosures.

Digital Currencies Translations and Remeasurements

Digital currencies are included in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the condensed interim consolidated statements of operations.

The Company originally adopted an accounting policy regarding digital currencies transactions and remeasurement that stated:

“Digital currencies are recorded at their fair value on the date they are received as revenues, and are revalued to their current market value at each reporting date. Fair value is determined by taking the spot rate from the most liquid exchanges.”

Based on reviews of the available accounting guidance, the Company has concluded that its originally adopted accounting policy was in error and the digital currencies should have been recorded at cost less impairment. The change in this accounting policy did not have a material impact of the Company’s previously reported condensed interim consolidated financial statements.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Revenue Recognition (Cryptocurrency Mining):

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. The Company’s material revenue stream is related to the mining of digital currencies. The Company derives its revenue by providing transaction verification services within the digital currency networks of cryptocurrencies, such as bitcoin, bitcoin cash and litecoin, commonly termed “cryptocurrency mining.” In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the average US dollar spot price of the related cryptocurrency on the date of receipt. The coins are recorded on the balance sheet at their fair value. Gains or losses on sale of digital currencies are recorded at the time of the transaction in the statement of operations. Expenses associated with running the cryptocurrency mining business, such as equipment depreciation, rent and electricity costs are also recorded as cost and expenses.

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised its best business judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company's operations and the guidance in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, including the stage of completion being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies which could result in a change in the Company's financial statements.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

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

There is only one performance obligation in each digital currency transaction (transfer of a verified transaction to the blockchain). If the Company either directly or as part of a group of other miners operating as part of a mining pool, is successful in adding a block to the blockchain (by verifying an individual transaction), the Company is automatically awarded a fixed number of digital currency tokens for their effort. At the time the contract with the customer arises (upon being the first to solve the algorithm and transferring a verified transaction to the blockchain), the consideration receivable is fixed.  As such, the Company concluded that there was no variable consideration. There is no significant financing component or consideration payable to the customer in these transactions.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Deferred tax liability:

Due to the acquisitions, a temporary difference between the book fair value and the tax basis of the indefinite life intangible assets and depreciable property and equipment acquired created an approximately $3.7 million deferred tax liability (before the impact of impairment and depreciation). The Company recognized a $2.9 million and $0.2 million deferred tax liability related to the Prive and Logical Brokerage acquisitions during the nine months ended September 30, 2018. Subsequently, due to the impairment and depreciation of the Kairos and Prive property and equipment, the Company recorded a $3.5 million income tax benefit from the reduction of its existing deferred tax liability related to its acquisitions. The following is a rollforward of the Company’s deferred tax liability from January 1, 2018 to September 30, 2018:

September 30, 2018
Deferred tax liability as of January 1, 2018	$699,000
Deferred tax liability recorded on the Prive acquisition	2,918,000
Deferred tax liability recorded on the Logical Brokerage acquisition	142,709
Impairment and depreciation on Prive and Kairos acquisitions	(3,525,000)
Deferred tax liability as of September 30, 2018	$234,709

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

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, unless inclusion of such shares would be anti-dilutive. The Company excludes escrow shares because including them would result in anti-dilution. Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2018 and 2017 are as follows:

	September 30,
	2018	2017
Warrants to purchase common stock	1,671,113	1,257,929
Options to purchase common stock	162,000	106,333
Unvested restricted stock units	665,188	157,000
Escrow shares of common stock	200,000	-
Convertible preferred shares	104,496	-
	2,802,797	1,521,262

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

Under the provisions of ASC 260, “Earnings Per Share,” basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from income from continuing operations. There were no dividends declared during the nine months ended September 30, 2018 and 2017.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on our condensed consolidated financial statements.

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

Asset Purchase Agreement with Prive Technologies LLC:

On February 21, 2018, the Company and Kairos, completed an asset purchase under an agreement (the “Prive Purchase Agreement”) with Prive on behalf of certain persons and entities who owned certain cryptocurrency mining machines and related equipment (the “Prive Equipment”). Pursuant to the Prive Purchase Agreement, the aggregate consideration for the Prive Equipment consisted of (i) Eleven Million Dollars ($11,000,000) and (ii) One Million (1,000,000) shares of the Company’s common stock (the “Prive Shares”). Upon closing of the transaction, and pursuant to the terms of the Prive Purchase Agreement, Kairos became the owner of the Prive Equipment and other assets used for the mining of cryptocurrency, including, but not limited to, 3,800 Bitmain AntMiner S9s. On February 21, 2018, the miners were recorded for a purchase price of $22,400,000, consisting of cash of $11,000,000 and 800,000 of the Company’s shares of common stock valued at $10.60 per share (excludes 200,000 shares of Common Stock currently held in escrow).

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

The purchase price for the miners was recorded as follow:

September 30, 2018
Cash consideration	$11,000,000
Fair value of common stock	8,480,000
Deferred tax liability	2,918,000
Other expenses	2,000
$22,400,000

Two principal shareholders held 24.8% and 18.4%, respectively, of Prive, at the time of its acquisition by the Company. These holders held 10.7% and 5.7%, respectively of Kairos at the time of Kairos acquisition by the Company in October 2017.

Two Hundred Thousand (200,000) of the Shares (the “Escrow Shares”) were deposited into an escrow account with Corporate Stock Transfer, Inc., as escrow agent (the “Escrow Agent”), pursuant to an escrow agreement (the “Escrow Agreement”). Certificates representing the Escrow Shares were deposited and recorded with the Escrow Agent to be held in escrow and not be transferred, pledged or hypothecated except as provided in the Escrow Agreement. No value was assigned to the Escrow Shares at the time of the acquisition as they are contingent consideration. The Escrow Shares will be released to the Sellers upon the Company generating Net Cash Flow (as defined in the Prive Purchase Agreement) of at least Ten Million Dollars ($10,000,000) from the Equipment. If the Escrow Shares are not released to the Sellers on or before the two-year anniversary (February 2020) of the Prive Purchase Agreement, the Escrow Shares shall be returned to the Company for cancellation.

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon the significant decline in the price of bitcoins during the nine months ended September 30, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when the carrying amount was compared to the discounted fair value of the miners, the Company determined that there were impairment charges to be recorded on the miners purchased from Prive. Impairment charges for the three and nine months ended September 30, 2018 totaled $0 and $18,265,000, respectively.

Asset Purchase Agreement with Blockchain Mining Supply & Services Ltd.:

On February 21, 2018, the Company completed an asset purchase under an agreement (the “BMSS Purchase Agreement”) with “BMSS which owned 3,000 AntMiner S9 bitcoin mining machines (the “BMSS Equipment”). Pursuant to the BMSS Purchase Agreement, the Company purchased the BMSS Equipment for aggregate consideration of Eight Million Five Hundred Thousand Dollars ($8,500,000). On February 21, 2018, the miners were recorded for purchase price of $8,500,000 paid or payable in cash. Seven Million Dollars ($7,000,000) of the purchase price was paid at closing and $1,500,000 was payable within six-months, as further defined in the BMSS Purchase Agreement.

On August 21, 2018, the Company and BMSS entered into a waiver letter, amending the BMSS Purchase Agreement (the “Waiver”) whereby the Company and BMSS agreed to waive any and all past due amounts payable by the Company to BMSS pursuant to Section 2(b)(ii) of the BMSS Purchase Agreement. Pursuant to the Waiver, the Company agreed to pay to BMSS $150,000 on or before August 21, 2018, $200,000 on or before September 30, 2018 and on each 30-day anniversary thereafter for a total of six payments of $200,000 until a total of $1,350,000 has been paid. The Company will make a final payment equal to $150,000 plus accrued and unpaid interest calculated at a rate equal to 10% per year 30 days following the last payment of $200,000. In addition to the foregoing, the Company agreed to issue to BMSS 50,000 shares of restricted common stock in connection with the Waiver within seven days of the execution of the Waiver. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.  For the three months ended September 30, 2018, the Company recorded a loss of $266,000 related to the computed value of the modification of the BMSS deferred purchase price which was recorded as a loss on extinguishment of debt in connection with the Waiver.

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon the significant decline in the price of bitcoins during the nine months ended September 30, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when the carrying amount was compared to the discounted fair value of the miners, the Company determined that there were impairment charges to be recorded on the miners purchased from BMSS. Impairment charges for the three and nine months ended September 30, 2018 totaled $0 and $5,796,000, respectively.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

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

The Company considered the provisions of FASB ASU 2017-01, Business Combinations (Topic 805), and has determined that the Logical Brokerage Purchase Agreement should be accounted for as an acquisition of assets based on the estimated fair value at the acquisition date. The CFTC license will be recorded at the relative fair value as an indefinite lived intangible asset. The initial value was recorded at the purchase price of $600,000, net of cash received with the asset acquisition of $100,000, plus any transaction costs. The intangible asset will be revalued for any future impairment.

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

On September 30, 2018, the CFTC license was recorded as follows (unaudited):

September 30, 2018
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

1172767 Investment (formerly Tess Inc.)

During October 2017, the Company acquired approximately 52% of 1172767, which is developing blockchain solutions for telecommunications companies. During late 2017 and in early 2018, 1172767 and Cresval Capital Corp. (“Cresval”) (TSX-V: CRV) following the execution of a non-binding letter of intent, executed a definitive agreement providing that 1172767 agreed to merge with Cresval, assuming specified closing conditions were met. Upon closing of the anticipated merger and related required approvals, 1172767 would become publicly traded on the TSX Venture Exchange (the “TSXV”). The merger transaction was completed in the third quarter of 2018. The shares of 1172767 are expected to commence on the TSXV once regulatory approvals are obtained.  Based upon the terms of the merger and related agreements, the acquisition will result in the Company owning less than 50% of 1172767, at which time it would no longer be consolidated within the Company’s financial statements.

During the nine months ended September 30, 2018, 1172767 received approximately $506,000 from the sale of shares of Riot Blockchain common stock held by 1172767, which has been recorded as a credit to the consolidated Common Stock of the Company. Additionally, 1172767 issued approximately 189,000 of its common shares in exchange for cash proceeds of approximately $220,000 thereby reducing the investment percentage held by the Company from 52.01% to 50.2% as of September 30, 2018.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Note 4. Property and equipment:

As of September 30, 2018, the Company’s property and equipment primarily consisted of its approximately 8,000 cryptocurrency miners. During the nine months ended September 30, 2018, the Company determined that certain events occurred that were indicators of potential impairments to the miners. Based upon the significant decline in the price of bitcoin during the nine months ended September 30, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and when compared the discounted fair value of the miners to the carrying value of the miners, the Company determined that there were impairment charges of $0 and $26,858,000 during the three and nine months ended September 30, 2018, respectively. The breakdown of the impairment charges are as follows:

	Three Months Ended September 30, 2018 (unaudited)	Nine Months Ended September 30, 2018 (unaudited)
Prive miners	$-	$18,264,759
BMSS miners	-	5,796,179
Kairos miners	-	2,797,085
Total impairment charge	$-	$26,858,023

In the first quarter of 2018, the Company commenced the relocation of the servers acquired in the acquisition of Kairos in 2017 to the newly leased facility in Oklahoma City Oklahoma. Kairos noted that due to storm water leakage into a previously utilized facility as of December 31, 2017, servers consisting of 90 AntMiner S9s and 29 AntMiner L3s had visible evidence of exposure to water. These servers were taken off line and Kairos investigated the extent of possible damage and functionality of the 119 servers. During the first quarter of 2018, the Company determined there was no damage to the 119 servers and they were relocated to the Company’s facility in Oklahoma City, Oklahoma during the second quarter of 2018.

Property and equipment consisted of the following:

	September 30, 2018 (unaudited)	December 31, 2017
Cryptocurrency machines, net of impairment	4,118,675	$4,700,575
Leasehold improvements	2,069,259	-
Office and computer equipment	92,840	61,670
Total cost of property and equipment	6,280,774	4,762,245
Less accumulated depreciation	(1,427,030)	(468,079)
Property and equipment, net	$4,853,744	$4,294,166

Depreciation expense for the three months ended September 30, 2018 and 2017, totaled approximately $644,000 and $500, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017, totaled approximately $5,642,000 and $1,400, respectively. During the nine months ended September 30, 2018, in connection with the $26,858,000 in impairment charges recorded, costs of cryptocurrency miners totaling approximately $31,541,000, net of accumulated depreciation of $4,683,000 were written off.

Note 5. Investment in Coinsquare:

In September 2017, the Company acquired a minority interest for $3,000,000, in goNumerical, Ltd., (d/b/a: “Coinsquare”), which operates a digital crypto-currency exchange platform in Canada. The Company acquired approximately 10.9% of the voting common stock of Coinsquare. In connection with the investment, the Company also received warrants, which were to expire on May 30, 2018, to acquire additional shares of common stock of Coinsquare, which if exercised in full by the Company, would result in the Company owning an approximate total of 14.7% of Coinsquare, including the initial investment. The fair value of the warrants was determined to be de minimis. The Company has evaluated the guidance ASC 325-20 Investments – Other, in determining to account for the investment on the cost method since the equity securities are not marketable and do not give the Company significant influence over Coinsquare. As of December 31, 2017, the Company considered the cost of the investment to not exceed the fair value of the investment due to the subsequent funding activities of Coinsquare and the proximity of the time of the investment to year end.

During February 2018, the Company invested an additional $6.4 million to acquire additional common stock of Coinsquare. The investment included an additional equity investment of $2.8 million that is part of an approximate $24 million financing by Coinsquare. Additionally, warrants acquired in the original investment were exercised in exchange of a cash payment of $3.6 million. These additional investments resulted in a current ownership in Coinsquare by the Company of approximately 12.9% ownership in Coinsquare based upon Coinsquare’s then issued and outstanding shares.  As of September 30, 2018, the Company considered the cost of the investment to not exceed the fair value of the investment.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Note 6.  Other long-term assets:

Intangible rights acquired totaling $754,000 and $1,986,000, as of September 30, 2018 and December 31, 2017, respectively, consisted of intangible rights associated with the 1172767 and Logical Brokerage acquisitions.

Other long-term assets as of December 31, 2017 and September 30, 2018 consisted of the following (unaudited):

Cost:	September 30, 2018 (unaudited)	December 31, 2017
Patents	$1,092,681	$1,059,832
Goodwill	1,186,496	1,186,496
Convertible note investment	200,000	200,000
Total	2,479,177	2,446,328

Accumulated amortization:
Patents	(594,011)	(550,183)
Total	(594,011)	(550,183)

Net other long-term assets	$1,885,166	$1,896,145

The Company’s intangible assets with finite lives consist of its patents. The patents were issued in relation to its animal health business which has been out-licensed. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as of September 30, 2018 were as follows (unaudited):

September 30, 2018
Patents at January 1, 2018, net	$509,649
Additions	32,849
Less: amortization expense	43,828
Patents at September 30, 2018, net	$498,670

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

For the year ended December 31,	Estimated amortization expense
2018	$(492,183)
2019	$58,000
2020	$58,000
2021	$58,000
2022	$1,146,845

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Amortization expense totaled $14,000 and $53,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense totaled $44,000 and $53,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the nine months ended September 30, 2018 and 2017.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Note 7.  Notes and other obligations:

As of March 28, 2018, 1172767, a subsidiary of the Company, entered into a note purchase agreement with a private investor under which a convertible promissory note issued by 1172767 in the principal amount CAD $2.2 million (the “Convertible Note”) and cash proceeds of CAD $2.2 million were placed into a third-party controlled escrow account. Upon the successful achievement of conditions defined under the escrow agreement relating to closing of a transaction between 1172767 and Cresval Capital Corp, (“Cresval”) whereby 1172767 and Cresval would merge as provided in the merger agreements and 1172767 would become publicly traded on the TSXV Venture Exchange, the then remaining cash and the Convertible Note would be issued to 1172767 and the investor, respectively. The Convertible Note is convertible at $0.10 per share of the merged entity, as defined, subject to certain adjustments. If those conditions are not successfully achieved or revised or waived by August 31, 2018, the then remaining cash and Convertible Note would be returned to the investor and 1172767, respectively.

Upon funding the escrow account and as provided thereunder, an interim release of consideration from the escrow account was made to the parties. The interim release consisted of CAD $1.0 million (USD $775,555) of cash released to 1172767 and an unsecured promissory note issued by 1172767 (“Promissory Note”) released to the investor. Upon the achievement of conditions discussed above required for the successful release of the escrowed Convertible Note and then remaining escrowed cash, the Promissory Note would thereupon be cancelled. The Promissory Note bears interest at 6%, is unsecured and due upon demand. On August 23, 2018, the final release from escrow occurred. 1172767 received approximately USD $921,000, bringing the total convertible note balance to approximately $1,696,000.

Notes and other obligations also consisted of short-term installment obligations, arising from insurance premium financing programs bearing interest at approximately 4.5%, with outstanding balances of $0 and $135,574, as of September 30, 2018 and December 31, 2017, respectively.

Note 8.  Stockholders’ equity:

Series B – Preferred Stock

During the nine months ended September 30, 2018, holders of 1,353,505 Series B Preferred Shares elected to convert those shares to 1,353,505 shares of the Company’s common stock under their original terms. As of September 30, 2018, 104,496 shares of Series B Preferred Stock were outstanding. The Series B Preferred Stock contains a blocker pursuant to which, if the Company has not obtained the approval of its shareholders in accordance with NASDAQ Listing Rule 5635(d), then the Company may not issue upon conversion of the Series B Preferred Stock a number of shares of common stock, which, when aggregated with any other shares of common stock underlying the Series B Preferred Stock issued pursuant to the Agreement would exceed 19.99% of the shares of common stock issued and outstanding as of the date of the Agreement, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the Agreement. As of the date of this report shareholder approval has not been sought or obtained.

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

During August 2018, the Company issued 50,000 shares of the Company’s common stock at an average fair value of $5.31 per share, as consideration for the Waiver under the BMSS Purchase Agreement.

During the nine months ended September 30, 2018, holders of 1,353,505 Series B preferred shares elected to convert those shares to 1,353,505 shares of the Company’s common stock under its original terms.

During the nine months ended September 30, 2018, 13,009 warrants were exercised on a cashless basis in exchange for 3,215 shares of common stock. See Note 9.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Common Stock issued in Asset Acquisition:

On February 21, 2018, the Company issued 1,000,000 shares of common stock at fair value in connection with the Prive asset purchase agreement, with 200,000 of these shares deposited into an escrow account with Corporate Stock Transfer, Inc. See Note 3.

Restricted Common Stock Units:

During the nine months ended September 30, 2018, 124,583 shares of common stock related to fully vested restricted stock units were delivered for services performed in 2017 and 2018.

Note 9. Stock based compensation, options and warrants:

Stock based compensation:

The Company recognized total expenses for stock-based compensation during the three and nine months ended September 30, 2018 and 2017, which are included in the accompanying condensed interim consolidated statements of operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative expenses	$1,655,160	$108,568	$4,147,189	$379,622
Total stock-based compensation	$1,655,160	$108,568	$4,147,189	$379,622

The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2018 and 2017, from the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock awards under the Plan	$1,434,650	$100,396	$3,634,192	$188,572
Stock option awards under the Plan	220,510	8,172	512,997	103,430
Non-qualified stock option awards	-	-	-	87,620
Total stock-based compensation	$1,655,160	$108,568	$4,147,189	$379,622

Restricted stock units:
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	342,070	$5.97
Granted	431,000	10.46
Vested	(201,421)	7.48
Forfeited	(290,147)	6.53
Delivered	(124,583)	5.42
Unvested at September 30, 2018	156,919	$13.37

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

A summary of the Company’s restricted stock activity in the nine months ended September 30, 2018 is presented below:
During the nine months ended September 30, 2018, the Company granted 418,500 restricted stock units to employees and non-employee directors, respectively, and 12,500 restricted stock units to a consultant. The total fair value of restricted stock units granted during the nine months ended September 30, 2018 was approximately $4,509,000.  The fair value of each restricted stock unit was based upon the closing stock price on the grant date.
The fair value of restricted stock unit grants are measured based on their fair value on the date of grant and amortized over the vesting period of twenty-four months. As of September 30, 2018, there was approximately $3,483,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of approximately six months.

Stock incentive plan options:

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan. The Company granted 62,000 stock options to an employee of the Company for the nine months ended September 30, 2018. There were no stock options granted to employees, directors or consultants for the nine months ended September 30, 2017.

A summary of activity under the Plan for the nine months ended September 30, 2018 is presented below:
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	119,533	$9.02
Granted	62,000	15.71
Exercised	(19,533)	4.02
Outstanding at September 30, 2018	162,000	$12.19	9.2	$-

Exercisable at September 30, 2018	145,335	$11.46	9.2	$-
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2018.

In January 2018, 19,533 vested options granted under the Plan were exercised for cash proceeds of $78,522.

During the nine months ended September 30, 2018, the 62,000 options granted had a ten-year life and there were no options forfeited that were granted under the Plan. The vested options were exercisable at an average of $39.47 per share, the unvested options were exercisable at an average of $7.90 per share.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Other common stock purchase options and warrants:

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the nine months ended September 30, 2018:
	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,944,895	$35.06	2.7	$6,135,000
Granted	-	-
Exercised	(113,009)	3.50
Forfeited	(160,773)	10.88
Outstanding at September 30, 2018	1,671,113	$39.47	2.2	$3,000

Exercisable at September 30, 2018	1,671,113	$39.47	2.2	$3,000
During the nine months ended September 30, 2018, 13,009 of the warrants issued in the May 2013 private offering were surrendered for the issuance of 3,215 shares of common stock, 100,000 warrants issued in March 2018, were exercised for cash proceeds of $350,000 and 160,773 warrants were forfeited.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders, had all option and warrant holders been able to, and in fact had, exercised their options and warrants on September 30, 2018.

Note 10. Digital Currencies

The following table presents additional information about digital currencies:

September 30, 2018
Digital currencies balance - January 1, 2018	$200,164
Additions of digital currencies	6,087,405
Purchase of digital currencies	5,722,547
Sale of digital currencies	(7,371,172)
Realized gain on sale of digital currencies	451,341
Impairment of digital currencies	(3,374,976)
Digital currencies balance - September 30, 2018	$1,715,309

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

The Company’s historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Assets and liabilities related to the discontinued operations of BDI were approximately as follows as of September 30, 2018 (unaudited) and December 31, 2017:

Current Liabilities	September 30, 2018	December 31, 2017
Accounts payable	$16,000	$16,000
Accrued expenses	-	28,000
Deferred revenue	-	137,000
Total current liabilities	$16,000	$181,000
Summarized results of the discontinued operation are as follows for the three and nine months ended September 30, 2018 and 2017 (unaudited):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$-	$7,000	$137,000	$37,000
Cost of revenue	-	2,000	41,000	6,000
Gross margin	-	5,000	96,000	31,000
Operating expenses	-	(26,000)	-	975,000
Operating income (loss)	-	31,000	96,000	(944,000)
Escrow forfeiture gain	-	-	-	135,000
Impairment loss	-	-	-	(2,754,000)
Income (loss) from discontinued operations, net of tax	$-	$31,000	$96,000	$(3,563,000)
Note 12.  Commitments and contingencies:

Commitments:

Oklahoma Lease Agreement.

On February 27, 2018, Kairos entered into a lease agreement (the “Lease”) with 7725 Reno #1, LLC (the “Landlord”), pursuant to which Kairos leases an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  Pursuant to the terms of the Lease, the initial term of one year terminates on February 15, 2019, unless terminated earlier pursuant to the terms of the Lease, subject to Kairos’ options to renew the Lease. Kairos has four one-year renewal options that may be exercised so long as Kairos is not in default, subject to increases in base rent. Kairos has the right to operate from the premises on a 24 hour/seven day a week basis. At least three months, but no more than six months, prior to the expiration of the initial Lease term or renewal term, as applicable, Kairos shall give Landlord written notice of its intent to exercise the applicable renewal option, which also includes incremental payment for additional electric capacity delivery.  If Kairos does not elect to exercise a renewal option, all remaining renewal options, if any, shall terminate.

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

On March 26, 2018, Kairos entered into a first amendment to the above lease, whereby the Landlord agreed to increase the electrical power available for Kairos’s use from 6MW to 12MW, and the base rent under the lease was increased to approximately $665,760 per month, effective as of the date when such additional power is available. The Company is currently in discussions with the Landlord concerning possible additional amendments to the Lease.

Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
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

The registration rights agreement required that the securities would be registered by March 5, 2018, the effectiveness date, and the registration statement was not declared effective by March 5, 2018. The Company accounted for registration rights agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20 “Loss Contingencies”. The Company recorded approximately $0 and $1,357,000 for this contingency in other expenses for the three and nine months ended September 30, 2018, respectively. This contingency was recorded as a liability as a component of accrued expenses as of September 30, 2018.

Corporate Lease Agreement

On April 9, 2018, the Company entered into a commercial lease covering 1,694 rentable square feet of office space in Fort Lauderdale, Florida, with a third-party. The lease is for an initial term of thirty-nine months, with one five-year option to renew. The lease requires initial monthly rent of approximately $7,000, including base rent and associated operating expenses.

Ingenium International LLC Consulting Agreement.

On February 21, 2018, the Company entered into a Consulting Agreement with Ingenium International LLC (the “Consultant”) to provide consulting services related to the Company’s business for a twelve-month period. Pursuant to the Consulting Agreement, Consultant’s services are defined as follows: complete the installation and deployment of 8,000+ ASIC cryptocurrency miners, which included the Prive Equipment and the BMSS Equipment; assist in managing and monitoring the operation of the 8,000+ cryptocurrency miners on an ongoing basis; promptly responding to and troubleshooting any issues as they arise in the management and monitoring of the operations; continuing the buildout of up to 40 Megawatts of energy capacity, with the ultimate goal to secure the power and build the location for up to 80 Megawatts of energy capacity; and to make strategic introductions to other cryptocurrency business opportunities and contacts in the sector. In connection with the Consulting Agreement the Company made a lump sum payment of $4,000,000 to the Consultant.

The controlling principals of Ingenium International LLC., are shareholders in the Company by virtue of the previous acquisitions of Kairos and Prive (See Note 3).

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

Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
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

On November 6, 2018, the court in the Takata action issued an order consolidating Takata with Klapper into a single putative class action.  The court also appointed Dr. Golovac as Lead Plaintiff and Motely Rice as Lead Counsel of the consolidated class action.  Lead Plaintiff’s consolidated complaint is due on or before January 7, 2019.

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No 604520/18).  The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement.  The complaint seeks unspecific monetary damages and corporate governance changes.

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

SEC Subpoena

During 2018 the Company received several comment letters (the “Comment Letters”) from the Division of Corporation Finance and the Division of Investment Management of the Securities and Exchange Commission (“SEC”).  The Comment Letters have been issued on the Company’s periodic reports on Form 10-Q for the quarter ended March 31, 2018, Annual Report on Form 10-K for the fiscal year ended December 31, 2017, amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and current report on Form 8-K filed October 4, 2017.  The comments raise matters related to, among other things, the unsettled nature of accounting treatment for the Company’s cryptocurrency mining and the fair value method selected by the Company (as opposed to intangible accounting methods proposed by some experts) and applicability to the Company of the Investment Company Act of 1940, particularly as relates to the Company’s minority interest in goNumerical, Inc. a/k/a Coinsquare.  The Company continues to engage in conversations with the staff of the Division of Enforcement, Division of Investment Management, Division of Corporation Finance, and Office of the Chief Accountant regarding the issues raised in the comment letters.

On July 30, 2018, the Company received a letter from the SEC (the “Letter”) that the Commission has issued an Order Directing Examination and Designating Officers Pursuant to Section 8(e) of the Securities Act of 1933 with respect to the following registration statements: (1) a Form S-8 filed on July 19, 2017 (File No. 333-219357); (2) a Form S-3 initially filed January 5, 2018 and subsequently amended on February 7, 2018 (File No. 333-222450); and (3) a Form S-3 filed on July 10, 2018 (File No. 333-226111).  The Letter stated, “while the Section 8(e) examination is pending, the Division of Corporation Finance will not take any further action on the Registration Statements, and all communications with regard to the Registration Statements and the Section 8(e) examination should be made to the Commission’s Division of Enforcement.”

On October 12, 2018, the Company filed for withdrawal of the Form S-3 registration statement initially filed on January 5, 2018 and amended on February 7, 2018 (File No. 333-222450); and terminated the Form S-8 registration statement filed on July 19, 2017 (File No. 333-219357).

On October 22, 2018, the Company was notified by SEC staff that the SEC had terminated the Section 8(e) examination with respect to the above-referenced registration statements.  The previously disclosed SEC investigation associated with the subpoena received by the Company on April 9, 2018 is still ongoing. The SEC has continued to request information from the Company and the Company has been fully cooperating with the SEC in that investigation.

Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Beneficial Ownership

Pursuant to the rules of the Securities and Exchange Commission (the “SEC”), the Company has consistently reported its beneficial ownership positions in its proxy and other filings where beneficial ownership disclosures are presented, for certain beneficial owners with respect to any person (including any “group” as that term is used in section 13(d)(3) of the Securities and Exchange Act of 1934 (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than 5% of the Company’s common stock.  The Company has relied on each person who has reported to the SEC beneficial ownership of more than 5% of our common stock to provide complete and accurate information regarding their ownership, based on the reports filed by these persons.

On September 7, 2018, a complaint was filed by the SEC (Case 1:18-cv-08175) (the “Complaint”) against, among others, a number of individuals and entities some of whom the Company has previously disclosed as its beneficial owners, as well as, Mr. John O’Rourke III, the Company’s former chairman of the board of directors and chief executive officer who resigned from the Company on September 8, 2018, as disclosed in the Current Periodic Report on Form 8-K filed September 10, 2018.  Other persons named in the Complaint have previously reported that they were beneficial owners of the Company’s common stock, however, the Company has no basis to determine whether any such persons may have operated as a control group, collectively beneficially owning more than 5% of the Company’s common stock.

Note 13.  Related Party Transactions:

Per Schedules 13D filed with the Securities and Exchange Commission, each of Barry Honig (together with other group members) and Catherine Johanna DeFrancesco during a portion of 2017 beneficially owned greater than 10% of the dispositive and voting power of the Company’s common stock.  Mr. Honig reported beneficial ownership of approximately 11.2% of the Company’s common stock as of January 5, 2017 and Ms. DeFrancesco reported beneficial ownership of approximately 11.45% of the Company’s common stock as of January 10, 2017.  Mr. Honig invested $1,750,000 in the Company’s March 2017 Convertible Note Private Placement. GRQ Consultants, Inc., a related party of Mr. Honig, received a cash payment of $50,000 for diligence services in connection with the Company’s September 2017 investment in Coinsquare. Each of Mr. Honig and Ms. DeFrancesco was a shareholder of Kairos at the time of its acquisition by the Company, with Mr. Honig having owned approximately 8.6% of Kairos and Ms. DeFrancesco having owned approximately 6.3% of Kairos.  Each of Mr. Honig and Ms. DeFrancesco invested in the December 2017 Common Share Private Placement, with Mr. Honig investing $500,000 and Ms. DeFrancesco investing $360,000. See also disclosures in Notes 3, 12 and 14.

Note 14.  Management Changes:

On September 8, 2018, John O’Rourke resigned as chief executive officer and chairman of the board of directors of the Company, and Christopher Ensey was appointed as the Company’s interim chief executive officer. Also, on September 8, 2018, Remo Mancini, who has served as a director of the Company since February 2018, was appointed chairman of the board of directors.

On September 20, 2018, an Amendment to Executive Employment Agreement (the “Amendment”), between the Company and Mr. Christopher Ensey, documenting the appointment of Mr. Ensey as the Company's Interim Chief Executive Officer and revising Mr. Ensey's compensation.

Effective as of October 23, 2018, Mr. Benjamin Yi was appointed to serve as an independent member of the Board of Directors. This followed the resignation of Mr. Andrew Kaplan as an independent member of the Board of Directors effective as of October 22, 2018.

Note 15.  Subsequent Events:

Subsequent to September 30, 2018, 202,833 shares of restricted common stock related to fully vested restricted stock units were delivered to former officers and employees for services performed in 2017 and 2018.

Subsequent to the September 30, 2018, date of the accompanying condensed interim consolidated financial statements, the trading value of bitcoin has significantly declined to a current value of approximately $5,200. While the decline is believed to be temporary, should the decline continue and at year-end not be deemed as temporary, an assessment of the Company’s long-lived assets could result in a material impairment adjustment to the long-lived asset

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Condensed Interim Consolidated Financial Statements.” The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2018, the Company had approximate balances of cash and cash equivalents of $1,607,000, a working capital deficit of $1,178,000 total stockholders’ equity of $16,532,000 and an accumulated deficit of $185,796,000. To date, the Company has in large part relied on debt and equity financing to fund its operations.

The Company’s primary focus is on its cryptocurrency mining operation located in Oklahoma City, Oklahoma, along with its investigation of the launch of RiotX as a cryptocurrency exchange in the United States. That operational focus and the Company’s recently completed acquisitions of Kairos and 1172767 B.C. Ltd. (or “1172767”), formerly known as Tess Inc., and its investment in goNumerical Ltd., (d/b/a “Coinsquare”), as well as the Company’s new name, reflects a strategic decision by the Company to operate in the blockchain and digital currency related business sector. The Company's current strategy will continue to expose the Company to the numerous risks and volatility associated within this sector.

On January 2, 2018, the Company formed Digital Green Energy Corp. (“Digital Green”), a wholly owned subsidiary, which is seeking to identify environmentally friendly projects with large energy capacity and a cost-effective rate for energy for cryptocurrency mining operations and data center projects. Subsequent to September 30, 2018, certain activities of Digital Green were curtailed.

In February 2018, the Company acquired 3,800 miners from Prive Technologies, Inc. (“Prive”) and 3,000 miners from Blockchain Mining Supply & Services Ltd. (“BMSS”).

On February 27, 2018, Kairos entered into a lease agreement for approximately a 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease, the Company began consolidating all of our miners at the data center facility. As of September 30, 2018, all of the Company owned approximately 8,000 miners were at the data center facility. The Company is currently in discussions with the Landlord concerning possible additional amendments to the Lease.

On March 26, 2018, the Company entered into and closed a stock purchase agreement pursuant to which the Company acquired 92.5% of Logical Brokerage. Logical Brokerage is a futures introducing broker headquartered in Miami, Florida, registered with the CFTC, and a member of the NFA. The Company is investigating launching a digital currency exchange within the United States.  To this end, the Company's recently formed subsidiary, RiotX Holdings Inc (“RiotX”) has obtained through Logical Brokerage, a CFTC license, a Money Service Business license with FinCEN, and a Money Transmitter License from the state of Florida. RiotX is pursuing additional Money Transmitter licenses from other states within the United States. The Company is also vetting and negotiating with several third parties as service providers to the proposed exchange. No formal agreements with third party vendors have yet been signed and there is no assurance that the proposed exchange can be successfully launched.

Effective January 14, 2017, the Company adopted a plan to exit the business of BiOptix Diagnostics, Inc. (“BDI”). The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017 of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. Accordingly, the historical results of BDI have been classified as discontinued operations for all periods presented as those results are meaningless and unrelated to the Company's current operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with recent and potential future acquisitions and development of the RiotX exchange platform, as well as public company, legal and administrative related expenses being incurred. The Company is closely monitoring its cash balances, cash needs and expense levels.

The Company expects the need to raise additional capital to expand the Company’s operations and pursue its growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. The Company may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If the Company raises additional equity financing, the Company’s shareholders may experience significant dilution of their ownership interests, and the per share value of the Company’s common stock could decline. Furthermore, if the Company engages in additional debt financing, the holders of debt would have priority over the holders of common stock, and the Company may be required to accept terms that restrict its ability to incur additional indebtedness and take other actions that would otherwise possibly not be in the interests of the Company’s shareholders, forcing it to maintain specified liquidity or other ratios.

Management's strategic plans include the following:

•	continuing expansion and improving operating efficiencies of cryptocurrency mining operations;
•	continuing to evaluate opportunities for investments in the blockchain and digital currency sector;
•	establishing a virtual currency exchange;
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets; and
•	continuing to implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Three Months Ended September 30, 2018 and 2017

Comparative results for the three months ended September 30, 2018 and 2017 are not indicative of the actual performance of the Company’s cryptocurrency business. The Company’s results for the three months ended September 30, 2017, do not reflect any cryptocurrency related operations, because the Company did not determine to pursue our new strategy until the third quarter of 2017. Rather, during early 2017, the Company was conducting the now discontinued operation of BDI, a wholly-owned subsidiary of the Company. BDI had developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions. Further, because the operations of BDI are considered a discontinued operation and BDI’s results are not reflected in the revenues and expenses explained below for the periods ended September 30, 2018 or 2017.

Revenue for the three months ended September 30, 2018 and 2017, consisted of our cryptocurrency mining revenue of $2,343,000, and $0, respectively, and other revenue consisting of amortization of license payments of $24,000 in each period.

Cost of revenue for the three months ended September 30, 2018 of $2,032,000 consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There was no cost of revenue recognized during the period ended September 30, 2017.

Selling, general and administrative expenses in the three months ended September 30, 2018 totaled $5,970,000, which is approximately $5,374,000, or a 900% increase, as compared to $597,000 in the 2017 period, when only limited operations were occurring. Stock compensation increased by approximately $1,547,000 for the three months ended September 30, 2018 as compared to the 2017 period. Consulting fees increased by approximately $1,036,000 for services related to our cryptocurrency machines. Investor, public relations and public company expenses increased by approximately $149,000 related to expanded public company activities in the 2018 period. Legal fees increased approximately $1,345,000, due to legal matters associated with the increased level of regulatory matters, litigation and general corporate activities, in the 2018 period. Selling, general and administrative expenses increased by approximately $898,000 in the three months ended September 30, 2018, due primarily to expenses incurred by subsidiaries acquired or formed subsequent to September 30, 2017.

Depreciation and amortization expense totaled $658,000 in the three months ended September 30, 2018 as compared to $18,000 in the 2017 period, an increase of $640,000. The increase was due to the depreciation associated with the assets acquired after September 30, 2017, for the cryptocurrency mining operations.

Interest expense for the three months ended September 30, 2018, decreased to approximately $22,000 compared to approximately $4,773,000 in the 2017 period. For the three months ended September 30, 2018, the Company recorded a loss of $266,000 related to the computed value of the modification of the BMSS deferred purchase price which was recorded as a loss on extinguishment of debt. For the three months ended September 30, 2018, the Company recorded investment income of approximately $1,000 compared to investment income of approximately $31,000 in the comparable 2017 period, generally due to a lower level of average outstanding interest-bearing debt. For the three months ended September 30, 2018, the Company recorded a gain on sale of digital currencies of approximately $218,000.

Other expenses for the three months ended September 30, 2018 of $1,800 represents the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

No income tax benefit was recognized for the three months ended September 30, 2018 and 2017.

Comparative Results for the Nine Months Ended September 30, 2018 and 2017

Revenue for the nine months ended September 30, 2018 and 2017, consisted of our cryptocurrency mining revenue of $6,087,000, and $0, respectively, and other revenue consisting of license payments of approximately $73,000 in each period.

Cost of revenue for the nine months ended September 30, 2018 of $3,933,000 consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There was no cost of revenue recognized during the period ended September 30, 2017.

Selling, general and administrative expenses in the nine months ended September 30, 2018 totaled $16,299,000, which is approximately $13,608,000, or a 506% increase, as compared to $2,691,000 in the 2017 period. Stock compensation increased by approximately $3,768,000 for the nine months ended September 30, 2018 as compared to the 2017 period relating to additional awards in 2018. Consulting fees increased by approximately $2,466,000 for services related to our cryptocurrency machines. Investor, public relations and public company expenses increased by approximately $1,112,000 related to expanded public company activities in the 2018 period. Legal fees increased by approximately $2,981,000 due to legal matters associated with the increased regulatory matters, litigation and general level of corporate activities in the 2018 period. Audit and related professional fees increased by approximately $168,000 due primarily increased level of operations and acquisitions and other reporting matters. Compensation related expense increased by approximately $428,000 due primarily to increased payroll related to the Company’s additional hiring activities in late 2017 and early 2018. Selling, general and administrative expenses increased by approximately $1,917,000 in the nine months ended September 30, 2018, due to expenses incurred by subsidiaries acquired or formed subsequent to September 30, 2017.

Research and development expenses in the nine months ended September 30, 2018 totaled $15,000, which is approximately a $5,000 decrease as compared to the 2017 period. This change resulted from normal period to period fluctuations in the animal health business expenses.

Depreciation and amortization expense totaled $5,685,000 in the nine months ended September 30, 2018 as compared to $56,000 in the 2017 period, an increase of $5,630,000. The increase was due to the depreciation associated with the assets acquired after September 30, 2017, for the cryptocurrency mining operations.

Asset impairment charges of $26,858,000 were recognized for the nine months ended September 30, 2018 to record impairments of our cryptocurrency miners. There were no impairment charges recognized for the nine months ended September 30, 2017.

Interest expense for the nine months ended September 30, 2018, decreased to $38,000 compared to $4,802,000 in the 2017 period. The 2017 interest expense included the expenses recognized based on accretion of values allocated to the value of the warrants and the beneficial conversion feature computed upon the release of the securities from escrow in 2017. For the nine months ended September 30, 2018, the Company recorded a loss of $266,000 related to the computed value of the modification of the BMSS deferred purchase price which was recorded as a loss on extinguishment of debt. For the nine months ended September 30, 2018, the Company recorded investment income of approximately $70,000 compared to investment income of $83,000 in the 2017 period, generally due to a lower level of average outstanding interest-bearing debt. For the nine months ended September 30, 2018, the Company recorded a gain on sale of digital currencies of approximately $451,000.

Other expenses for the nine months ended September 30, 2018 of $1,359,000 represents the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

Income tax benefit for the nine months ended September 30, 2018 of $3,525,000 as compared to no income tax benefit recognized for the nine months ended September 30, 2017.

Liquidity and Capital Resources

We have historically experienced recurring losses and negative cash flows from operations. At September 30, 2018, we had a working capital deficit of $1,178,000, which included cash and cash equivalents of $1,607,000.  We reported a net loss of $47,526,000 for the nine months ended September 30, 2018. The net loss included $36,560,000 in non-cash items consisting of an asset impairment charge of $26,858,000, impairment of our digital currencies of $3,375,000, depreciation and amortization totaling $5,686,000, stock-based compensation totaling $4,147,000, stock issued for the extinguishment of the BMSS payable of $266,000 and common stock issued for services totaling $278,000, net of $3,525,000 of deferred income tax benefit and amortization of license fee revenue of $73,000.

As of September 30, 2018, we held bitcoins with a cost basis of approximately $1.7 million.

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

In February 2018, we entered into a consulting agreement with Ingenium International LLC to provide consulting services related to our business for a 12-month period. Services include completion of installation and deployment of the 8,000 acquired cryptocurrency mining machines; assist in managing and monitoring the operation of the 8,000 cryptocurrency miners on an ongoing basis; promptly respond and troubleshoot any issues as they arise in the management and monitoring of the operations; continue the facility buildout of up to 40 MW of energy capacity; and make strategic introductions to other cryptocurrency business opportunities and contacts in the sector. In connection with the agreement we paid $4,000,000 for the services.

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

On March 26, 2018, for a net payment of $500,000 in cash, we acquired 92.5% of Logical Brokerage Corp., a futures introducing broker headquartered in Miami, Florida, registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). We are investigating launching a digital currency exchange within the United States.  To this end, our recently formed subsidiary, RiotX Holdings Inc (“RiotX”) has obtained a CFTC license, a Money Service Business license with FinCEN, and a Money Transmitter License from the state of Florida. RiotX is pursuing additional Money Transmitter licenses from other states within the United States. We are also vetting and negotiating with several third parties as service providers to the proposed exchange. Other than as discussed below, no formal agreements with third party vendors have yet been signed and there is no assurance that the proposed exchange can be successfully launched.

During October 2018, the Company, through its wholly-owned subsidiary, Logical Brokerage entered into an agreement (the “SynapseFi Agreement”) with Synapse Financial Technologies, Inc. (“SynapseFi”) to secure Synapse’s services to support the launch of the Company’s planned branded digital currency exchange, RiotX in the United States. SynapseFi is an industry leader in the provision of Application Program Interfaces (“API”) to the financial services industry.  SynapseFi’s APIs provide a secure and stable means of communication between users and financial institutions, while providing security and compliance assurances to the financial institutions themselves, which are of paramount importance to the Company and the users of its planned digital currency exchange.

Under the terms of the SynapseFi Agreement, SynapseFi will engage Evolve Bancorp, Inc., through its subsidiary, Evolve Bank & Trust (collectively, “Evolve”), or any successor financial institution designated by SynapseFi, to provide Logical Brokerage with all bank services directly. SynapseFi API will allow Logical to easily communicate user requests to Evolve, while assisting Evolve with managed risks and compliance concerns associated with the exchange of digital currencies. Pursuant to the terms of the SynapseFi Agreement, Logical Brokerage has also agreed to submit to periodic security, compliance and risk reviews and audits performed by SynapseFi on behalf of Evolve as a means of ensuring continued compliance and reliability for Evolve, SynapseFi, the Company, and its end users. The SynapseFi Agreement is effective, unless otherwise terminated by the parties according to the rules and procedures laid out in the Agreement, for an initial term running from January 1, 2019, through December 31, 2019, and shall automatically renew for successive twelve (12) month periods until such a time as the SynapseFi Agreement is not renewed by the parties.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with recent and potential future acquisitions and development of the RiotX exchange platform, as well as public company, legal and administrative related expenses being incurred. We are closely monitoring our cash balances, cash needs and expense levels.

We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital either in the form of equity or debt.  Without additional capital, our ability to continue to operate will be limited. If we our unable to obtain adequate capital, we could be forced to cease or reduce our operations. We are currently pursuing capital transactions in the form of debt and equity, however, we cannot provide any assurance that we will be successful in our plans. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

Funding our operations on a go-forward basis will rely significantly on our ability to continue to mine cryptocurrency and the spot or market price of cryptocurrency, as well as the ease with which and lawfulness of conversion of cryptocurrency to fiat currency, such as US dollars.  We expect to generate ongoing revenues from the production of cryptocurrencies, primarily bitcoins, for example, in our mining facilities and our ability to liquidate bitcoins at future values will be evaluated from time to time to generate cash for operations.  Generating bitcoins, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex.

The ability to raise funds as equity, debt or conversion of cryptocurrency to maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through bitcoin production and successfully convert bitcoin into cash or fund overhead with bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, the value of bitcoins has been extremely volatile recently and such volatility has recently been lower and future prices cannot be predicted.

If we are unable to generate sufficient revenue from our bitcoin production when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

Recently, the Company has been named a defendant in several lawsuits seeking class action status, and other lawsuits as more fully described in Part II – Item 1. Legal Proceedings, of this report. In addition, the Company has received comments, inquiries and subpoenas from regulatory bodies, including NASDAQ and the SEC, which are costly and time consuming to respond to. While the Company maintains policies of insurance, such policies may not cover all of the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

Operating Activities

Net cash used in operating activities was $15,965,000, consisting of $15,986,000 from continuing operations and $69,000 from discontinued operations during the nine months ended September 30, 2018. Cash was consumed from continuing operations by the loss of $47,526,000, less non-cash items of $36,560,000 consisting of an asset impairment for the Company’s miners of $26,858,000, impairment of our digital currencies of $3,143,000, depreciation and amortization totaling $5,686,000, stock-based compensation totaling $4,147,000, and other non-cash charges totaling $92,000, net of deferred income tax benefit of $3,375,000 and amortization of license fee revenue totaling $73,000, stock issued for the extinguishment of the BMSS payable of $266,000 and common stock issued for services totaling $278,000. Prepaid contracts increased $1,585,000 due to the advance consulting payment made to Ingenium, for future services associated with the set-up of the new mining facility and its operations and other services, digital currencies increased $6,087,000, accounts payable and accrued expenses increased $4,255,000 related to the significant expansion of the Company’s operating activities in 2018, offset by a slight decrease in prepaid and other current assets.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $26,860,000 primarily consisting of purchases of digital currencies of $5,723,000, purchases of property and equipment of $20,311,000 related to the Company’s cryptocurrency miners, an additional investment in Coinsquare of $6,413,000, security deposits of $703,000, purchases of patent and trademark application costs of $33,000, an investment in Logical Brokerage of $517,000 and a purchase of developed technology of $531,000, offset by proceeds from the sale of digital currencies of $7,371,000.

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

Financing Activities

Net cash provided by financing activities was $2,780,000 during the nine months ended September 30, 2018, primarily consisting of $1,696,000 of proceeds from a convertible demand note issued by 1172767, $350,000 from the exercise of warrants, $506,000 from the sale of the Company’s shares of common stock held by 1172767, $220,000 from the sale of common shares by 1172767, $79,000 from the exercise of stock options and $64,000 from a refund of previously escrowed dividend, offset by $136,000 used in scheduled payments under debt agreements.

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

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 2 of the condensed interim consolidated financial statements at September 30, 2018.

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

Item 1A.  Risk Factors

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I – Item 1A – “Risk Factors” of our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2017, as well as in Part II – Other Information – Item 1A – “Risk Factors” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018.

Our Planned Launch of a U.S.-Based Digital Currency Exchange May Result in Significant Compliance Costs.

The Company plans to offer US dollar trading markets for approved digital currencies through its subsidiary, Logical Brokerage Corp, d/b/a RiotX. Currently, the Company anticipates that bitcoin, bitcoin cash, litecoin, and ethereum will be available for exchange on its RiotX platform. Current guidance regarding the treatment of digital currencies is generally unavailable.  The Company has previously relied on statements of the former SEC Chairman John Clayton that bitcoin is not a security, as well as other guidance that would indicate that ethereum is not a security in the development of its digital currency exchange.  The Company currently does not believe that the digital currencies to be made available on the RiotX platform, would meet the definition of securities, as laid out by the Securities Exchange Act of 1933, as amended. The Company will evaluate new digital currencies for potential addition (or removal from) to the platform on a case-by-case basis depending on certain factors regarding the digital currencies, including whether a given digital currency may be classified as a security.  Classification of digital currencies or a given digital currency may result in the classification of RiotX as a securities exchange.  Securities exchanges are heavily regulated by the SEC and such a classification would significantly increase the Company’s cost of compliance associated with its planned exchange, which would have a material adverse effect on the Company’s business operations and financial condition.

To mitigate this risk, the Company has initiated and is continually updating its review process, which incorporates an internal selection committee that will conduct a risk assessment of all existing and any new digital currencies considered for exchange on its platform, RiotX.  The Company’s risk assessment includes considerations of key factors such as: security, source code transparency, governance, scalability, liquidity, compliance with US securities law, market supply and demand, and standards compliance. The review also incorporates an external review by external advisors and legal counsel, who will evaluate each digital currency with regard to the latest rules, guidance, and regulations promulgated by the SEC and other governmental and quasi-governmental bodies.  Once a digital currency has been reviewed, the Company’s management team will make the final determination whether to permit the exchange of the currency on RiotX based on the contemporaneous financial, risk, and business factors applicable to the Company.

Although the Company believes that the digital currencies currently contemplated for exchange on its planned platform including, bitcoin, bitcoin cash, litecoin, and ethereum, do not meet the definition of securities, the possibility remains that a given digital currency or digital currencies may be classified as securities by the SEC. Furthermore, although the Company believes it has developed a detailed review process to prevent the classification of its planned exchange as a securities exchange, the possibility remains that such exchange could be classified as a securities exchange by the SEC.  Either of these two events would have a substantial impact on the Company’s financial and business operations.  In either event, the Company would need to evaluate whether to continue to permit the exchange of such digital currencies classified as securities on its platform, RiotX, or whether such compliance costs would be too significant, thereby forcing the Company to not pursue its planned exchange or discontinue the operation of such an exchange.  The resulting harm to the Company’s business, cash flow, and the market price of its securities could be substantial, and the Company’s financial position would be harmed by such an event.

Our Company May be Classified as an Investment Company, Resulting in Significant Compliance Costs.

Generally, companies that hold themselves out as being primarily engaged in the business of “investing, reinvesting, or trading in securities” will be considered “investment companies” as defined under Section 3(a) of the Investment Company Act of 1940 (the “ICA”).  Alternatively, a company may, inadvertently, be considered an “investment company” under Section 3(a) of the ICA if it acquires investment securities and the value of all such investment securities exceeds 40% of the value of the company’s total assets, excluding any government securities and cash items, on an unconsolidated basis.  For the purposes of calculating the value of investment securities, Section 3(a)(2) of the ICA includes the value of minority-owned investments but excludes the value of majority-owned subsidiaries of a company.  However, Section 3(b)(1) of the ICA may exclude a company from the definition of being an investment company even if such company exceeds the 40% threshold, if such company is primarily engaged in a business other than investing, reinvesting, holding or trading securities.

The Company believes that is not an investment company as defined under the ICA given the Company’s primary focus on bitcoin and general Blockchain technology and not on investing, reinvesting, holding or trading securities, or otherwise holding itself out as doing such activities.  The Company believes this is demonstrated by, among other things, (i) the Company’s continuous and ongoing business operations in bitcoin mining, and (ii) the Company’s active pursuit of new opportunities in the Blockchain ecosystem, mainly developing a digital currency exchange in the United States.

The Company’s majority-owned subsidiaries includes (i) 52% of the voting shares in 1172767 B.C. Ltd (formally know as Tess Inc.) which is developing Tesspay and other Blockchain solutions for telecommunications companies, and (ii) 100% of the voting shares of Kairos which owned computer equipment and other assets used for the mining of digital currencies, each of which the Company views as being a majority-owned subsidiary of the Company.  The Company believes that 1172767 and Kairos as majority-owned subsidiaries of the Company are excluded from the 40% limit under the ICA and demonstrates the Company’s present intention to continue being an active participate in the Blockchain ecosystem.

The Company’s minority-owned investments includes (i) acquiring approximately 12.97% of goNumerical Ltd., (d/b/a “Coinsquare”), which operates a leading Canadian exchange for purchasing and selling digital currencies, and (ii) investing $200,000 in a convertible note of Verady, LLC (“Verady”), which seeks to provide accounting, audit and verification services for Blockchain based assets such as digital currencies.  The Company values its Coinsquare investment based on its acquisition cost and since Coinsquare is a privately held company, the actual market value upon a sale of some (or all) of such minority-owned investment, if any, may differ significantly.  The investment in Verady is considered a de minimis investment.

The Company intends to closely monitor its activities, including its ratio of total assets to investment securities, if any, to avoid being considered an investment company under the ICA.  If the Company determines that such 40% limit is being approached or maybe triggered under the ICA, the Company may decide to sell some (or all) of its minority-owned investments to avoid being considered an investment company under the ICA or increase the Company’s ratios by selling bitcoin or other assets.  Although the Company believes it is not an investment company under the ICA, being considered an investment company would have a substantial impact on the Company’s financial and business operations.  Further discussion involving the ICA’s impact on the Company’s financial and operations is disclosed in the Company’s most recent 2017 Form 10-K/A filed on June 29, 2018 under Item 1.A – “Risk Factors.”  The Company intends to comply with the ICA in all respects.

Our Relationships with Third Party Vendors in the Development of Our Planned U.S.-Based Digital Currencies Exchange may Expose us to Additional Regulatory Risks and Counterparty Risk.

The Company is reviewing third party vendors to develop the anticipated services offered by its RiotX platform. The Company views RiotX as being comprised of three core services: (i) Banking Services; (ii) a Trading Engine; and (iii) Digital Wallet Services. The Company intends to provide each of these services by engaging experienced third-party vendors in the industry, which will be reviewed on a case-by-case basis by the Company’s management, along with external advisors and legal counsel, subject to review by the Company’s Board of Directors.  The Company plans to only contract with companies that have established track records as industry leaders, which comply with federal, state and local laws, and, if required are in compliance with U.S. securities law to provide such services.  The Company assesses each vendor using a risk management process that evaluates key risk factors related to their performance and their potential impact on the Company, including, without limitation, its capital structure, financial condition, and liquidity.  The Company has engaged external advisors and legal counsel to review all contracts and conduct due diligence related to financial stability and performance, and cybersecurity procedures.  Additionally, the Company assesses each vendor as they relate to our regulatory compliance framework needs such as reporting, fraud monitoring, “know your customer,” anti-money laundering, and data privacy standards.

Presently, the Company has entered the Synapse Agreement to provide banking services to the RiotX exchange. The Company conducted extensive internal and external vetting of SynapseFi, prior to entering into the agreement as reported in its Current Report on Form 8-K filed on October 29, 2018.  The Company is presently evaluating potential agreements with other vendors to provide the contemplated Digital Wallet Services and Trading Engine Services for the RiotX exchange.

Although the Company believes its review and vetting process for third party vendors is sufficiently well-engineered to mitigate known business risks and association with companies under investigation or examination, the possibility exists that one of the Company’s third-party vendors may come under enhanced SEC scrutiny or regulatory review.  Should such an event occur, the Company may need to terminate its relationship with such third-party vendor, however, it may be difficult to find a substitute third party vendor, which may have a substantial impact on the Company’s financial and business operations.  The decision to continue or terminate a relationship with one of the Company’s third-party vendors will be reviewed on a case-by-case basis and could result in significant compliance costs.

Our Ability to Monitor and Control where our Platform is Accessed by Users may be Insufficient to Prevent All Unauthorized Use.

The Company, along with external advisors and legal counsel, continually monitors the changing landscape of laws and regulations regarding the exchange of digital currencies and is aware of the present restrictions and prohibitions against such exchanges as they apply to residents of Wyoming and Hawaii.  The Company, through RiotX, anticipates having the ability to track customers and trade volumes by state based on each individual user’s IP address.  Furthermore, through the SynapseFi Agreement, RiotX will be able to use SynapseFi’s proprietary application programming interfaces (“API”) to continually test the use of RiotX according to specifically designed rules and programs.  This review process incorporates state-by-state regulations regarding the exchange of digital currencies and thus, transactions on RiotX will be continuously monitored, tracked, and analyzed for compliance. As disclosed in its Current Report on Form 8-K filed on October 29, 2018, the banking services provided to RiotX by SynapseFi will be through SynapseFi’s parent company, Evolve Bank.  The Company, together with its third-party service provider, SynapseFi, will make every effort to ensure that proper rules and procedures for the qualification of new accounts, the subsequent monitoring of the accounts, and “know your customer” checks are conducted with regularity and in compliance with all rules, guidance, and best practices in the banking services industry. Consequently, potential customers from states that either prohibit digital currency trading or which have not yet been licensed by RiotX, will not be permitted to register and use the RiotX exchange.  Further, the Company plans to prevent intentional or unintentional unauthorized use by cross-checking each customer’s residence on the SynapseFi banking services account application against the SynapseFi API data obtained for such user.  By continually tracking and monitoring RiotX users through SynapseFi, the Company expects to able to prevent unauthorized use through such API’s rules and programs.  Although the Company has or intends to take these steps to prevent unauthorized use of RiotX, the possibility exists that such unauthorized use may still occur through sophisticated illicit means.  Such unauthorized use may result in compliance or regulatory enforcement actions being initiated against the Company, which may cause the Company to incur significant costs or ultimately discontinue its planned exchange.  Such an event would have a substantial effect on the Company’s business and financial operations.

The Online Nature of Our Company’s Operations Exposes the Company to Additional Cybersecurity Risks.
The Company is heavily engaged in Blockchain mining and the development of a planned digital currency exchange, all of which are inherently dependent on and exposed to the internet.  Accordingly, hacking and unauthorized access to the Company’s internal systems poses a substantial threat.  The Company, through its platform, RiotX, anticipates the use of multiple digital wallets to secure customer assets.  These digital wallets will have policy controls that require multiple approvals, spending limits and whitelists for transactions. The Company’s digital wallet provider is anticipated to also support multi-signature, three-key management which removes any single point of failure and advanced security configurations ensure that assets are secure as they move in and out of the digital wallet. By employing multiple independent digital wallets, the Company plans to implement several fail safes against a potential breach, such as; assets in a given wallet are completely segregated from assets in another wallet, except for access by the authorized user(s). Furthermore, the Company is presently in discussions with third party providers for custodial services of customer assets exchanged on its planned RiotX digital currency exchange. The Company will have a qualified third-party custodian to secure customer digital assets in keeping with industry rules and best practices. No system is totally secure and even the most sophisticated systems face the risk of unauthorized access and asset seizure.  Digital currency keys which provide access to digital wallets and the digital currencies contained therein, are the most likely and vital assets for an attack, and the Company has taken or plans to take appropriate action to abrogate such risk as much as possible.  An unauthorized user with access to the Company’s digital keys could conceivably transfer all of the Company’s digital currency assets and the Company would have limited ability to recover such stolen assets.  To protect against this risk, the Company intends to employ a 95% “cold storage” policy for all digital currencies exchanged on RiotX. Cold Storage assets are air-gapped to the internet providing an additional layer of security, meaning that a potential unauthorized online penetration of RiotX or its vendors would not be able to impact the offline digital currency keys. Despite these safeguards, there is still risk of loss or theft of digital currencies or access to the planned exchange due to the prevalence of ransomware, DDOS, and other malware/hacking attacks which pervade the internet. A successful hacking operation of the Company or its planned exchange could result in substantial impacts on the financial and business operations of the Company.

Our Planned Operation of a U.S.-Based Digital Currency Exchange May Cause the Company to Incur Substantial Fixed and Variable Costs which may Expose the Company to Additional Risks.

The Company’s planned RiotX digital currency exchange will have fixed and variable costs from both third-party vendors servicing the exchange, and from its internal costs incurred by operation of the exchange itself.  As previously disclosed on the Company’s Current Report on Form 8-K filed on October 29, 2018, the Company entered into an agreement with Synapse to provide the banking services framework to support the exchange.  The Company will incur a monthly fixed cost for SynapseFI’s base services and a per deposit / withdrawal transaction fee that is variable based on volume.  Fixed and variable costs are factored into the Company’s financial model for developing the RiotX exchange.  The Company does not anticipate that the fixed costs of the SynapseFi agreement and other similar agreements to have a material impact on the Company’s liquidity, however, the Company will continually monitor this assessment in light of the volatility of the market for digital currencies. Classification of the Company’s digital currency assets as securities may result in significant increases in compliance costs which may have a material adverse effect on the Company’s liquidity and financial condition. This risk, when considered along with the volatility in the market price for most digital currencies, may impair the Company’s ability to fund its fixed and variable costs, which would have a substantial impact on the Company’s financial and business operations. If such costs are deemed to be financially incompatible with the Company’s business, this may cause the Company incur significant costs or ultimately discontinue its planned operation the exchange, which would have a substantial impact on the financial and business operations of the Company.

Development of the RiotX Exchange is Dependent on our Ability to access the Capital Markets.
The Company’s transition into the Blockchain industry poses many risks and requires substantial capital investment.  The Company’s bitcoin mining operations require significant investment in equipment and power costs.  Such costs are generally predictable, but the profitability of the Company’s mining operations is tied to the market price of bitcoin, which varies widely and with great rapidity. Furthermore, the Company’s planned development and operation of a U.S.-based digital currency exchange involves development, fixed and variable costs, some of which may be significant.  The Company’s operations have focused on these two sectors exclusively to allow the Company to concentrate its resources to the operations which it believes stand the greatest chance of commercial success.  Finally, throughout its history the Company has consistently operated at a loss and has a substantial accumulated deficit.  If the Company is unable to successfully gain access to funding in the capital markets or other sources or access the capital at favorable rates, the Company may be unable to continue financing the development of the exchange.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

During August 2018, the Company issued 50,000 shares of the Company’s common stock at an average fair value of $5.31 per share, as consideration for the Waiver under the BMSS Purchase Agreement.

During the nine months ended September 30, 2018, holders of 1,353,505 Series B preferred shares elected to convert those shares to 1,353,505 shares of the Company’s common stock under its original terms.

During the nine months ended September 30, 2018, 13,009 warrants were exercised on a cash basis in exchange for 3,215 shares of common stock. See Note 9.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

N/A - none

Item 4.  Mine Safety Disclosures

N/A - none

Item 5.  Other Information

N/A - none

Item 6.  Exhibits

EXHIBIT	DESCRIPTION
10.1	Waiver Letter, dated August 20, 2018, between the Company and BMSS (incorporated by reference to 8-K filed August 24, 2018)
10.2	Software License and Services Agreement dated as of August 30, 2018, between goNumerical Ltd. and Riot Blockchain, Inc. (incorporated by reference to 8-K filed September 7, 2018)
10.3	Subscription Agreement dated as of August 30, 2018, between goNumerical Ltd. and Riot Blockchain, Inc. (incorporated by reference to 8-K filed September 7, 2018)
10.4	Subscription Agreement dated as of August 30, 2018, between RiotX Holdings, Inc., and goNumerical Ltd. (incorporated by reference to 8-K filed September 7, 2018)
10.5	Termination and Release Agreement, dated September 17, 2018, by and among Riot Blockchain, Inc., RiotX, Holdings, Inc. and goNumerical Ltd. (incorporated by reference to 8-K filed September 18, 2018)
10.6
Amendment to Executive Employment Agreement dated as of September 20, 2018, by and between Riot Blockchain, Inc., a Nevada Corporation, and Christopher Ensey (incorporated by reference to 8-K filed September 26, 2018)

10.7
Master Services Agreement and Software-as-a-Service Order Form by and between Logical Brokerage Corporation and Synapse Financial Technologies, Inc (incorporated by reference to 8-K filed October 29, 2018)

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

Riot Blockchain, Inc. (Registrant)

Dated: November 19, 2018	/s/ Christopher Ensey
Christopher Ensey Interim Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2018	/s/ Robby Chang
Robby Chang Chief Financial Officer (Principal Financial and Accounting Officer)