Form 10-Q/A
period 2018-09-30
Riot Blockchain, Inc.
filed 2019-01-11
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
 Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☑      NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   ☑      NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐      NO   ☑

The number of shares of no par value common stock outstanding as of January 10, 2019 was 14,519,058.

Explanatory Note

Riot Blockchain, Inc. ("Riot", the "Company", "we", "our" or "us") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A pursuant to the authority under Rule 12b-15 of the Securities and Exchange Act of 1934.

The purpose of this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to the Quarterly Report on Form 10-Q of Riot Blockchain, Inc. for the period ended September 30, 2018, as filed with the Securities and Exchange Commission (the "SEC") on November 19, 2018 under Rule 12b-25 extension (the "Quarterly Report"), is to furnish responses and, where appropriate, make changes to the information disclosed on the Quarterly Report in response to comments from the Staff of the SEC (the "Staff") received by the Company on December 18, 2018.

This Amendment No. 1 amends the following items of our Quarterly Report as affected by our review of our accounting practices for digital currencies and in response to SEC comment letters:

i.
Part I, Item 1 – Notes to the Condensed Interim Consolidated Financial Statements (unaudited), Note 2: Basis of presentation, summary of significant accounting policies and recent accounting pronouncements;

ii.
Part I, Item 2 – Management's Discussion and Analysis of Results of Operations and Financial Condition, Management's plans and basis of presentation; Digital Currencies Translations and Remeasurements;

iii.
Part I, Item 2 – Management's Discussion and Analysis of Results of Operations and Financial Condition, Management's plans and basis of presentation: Development of a U.S.-Based Digital Currency Exchange;

iv.	Part I, Item 2 – Management's Discussion and Analysis of Results of Operations and Financial Condition, Results of Operations: Liquidity and Capital Resources;

v.	Part II, Item 1A – Risk Factors; and,

vi.	Part II, Item 6 – Exhibits.

No other items are amended or restated by this Amendment No. 1 to our Quarterly Report. Further, this Amendment No. 1 speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date of the Quarterly Report.

This Form 10-Q/A has been signed as of a current date and, as required by Rule 12b-15 of the Securities Exchange Act of 1934, all certifications of the Company's Chief Executive Officer and our Chief Financial and Accounting Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

RIOT BLOCKCHAIN, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, as amended, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future performance and include statements regarding expectations, beliefs, plans, intentions and strategies of the Company. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

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

•
the risks, uncertainties discussed in "Part I. Item 1A. Risk Factors" included in this Quarterly Report and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, June 30, 2018, and as originally filed on Form 10-Q for the period ended September 30, 2018, and our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, our Registration Statement on Form S-3, as amended, and in our Current Reports on Forms 8-K, as applicable.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

Part I: Financial Information
Item 1: Condensed Interim Consolidated Financial Statements
Note 2: Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Digital Currencies Translations and Remeasurements

Digital currencies are included in current assets in the Company's consolidated balance sheets as intangible assets with indefinite useful lives. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company assesses impairment of its digital currencies quarterly if the fair value of digital assets is less than its cost basis.  The Company recognizes impairment losses on digital assets caused by decreases in fair value using the average US dollar spot price of the related digital currency as of each impairment date.  Impairment losses related to digital assets totaled $163,837 and $3,374,976 for the three and nine-month periods ended September 30, 2018, respectively. Impairment charges are included in as a separate line item in costs and expenses, in the accompanying statements of operations.

Realized gain or loss on the sale of digital currencies is included in other income or expenses in the condensed interim consolidated statements of operations. Realized gains on the sale of digital currencies totaled $219,247 and $451,341 for the three and nine month periods ended September 30, 2018, respectively.

The Company originally adopted an accounting policy regarding digital currencies transactions and remeasurement that stated:

"Digital currencies are recorded at their fair value on the date they are received as revenues, and are revalued to their current market value at each reporting date. Fair value is determined by taking the spot rate from the most liquid exchanges."

Based on reviews of the available accounting guidance, the Company has concluded that its originally adopted accounting policy was in error and the digital currencies should have been recorded at cost less impairment. The change in this accounting policy did not have a material impact of the Company's previously reported condensed interim consolidated financial statements.

Revenue Recognition from Digital Currency Mining

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. The Company derives a material portion of its revenue from its digital currency mining activities. The Company derives revenue from its digital currency mining activities by providing computing power as part of transaction verification services within the digital currency networks of cryptocurrencies, such as bitcoin, bitcoin cash, litecoin and ethereum, commonly termed "cryptocurrency mining." In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the average U.S. Dollar spot price of the related cryptocurrency when the algorithm is solved. The Company's digital currency tokens are recorded on the balance sheet at their fair value when realized or realizable, and are assessed for impairment according to the Company's accounting practices for digital currency assets. Gains or losses on sale of digital currencies are recorded at the time of the transaction in the statement of operations. Expenses associated with running the cryptocurrency mining business, such as equipment depreciation, compensation, rent and electricity costs are recorded as cost and expenses.

There is currently no specific definitive guidance in U.S. Generally Accepted Accounting Practices (U.S. GAAP) or alternative accounting frameworks for the accounting procedures for the production and mining of digital currencies. Accordingly, management has, after consulting with its independent accountants and legal counsel, exercised its business judgment to determine the appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has considered the nature of the Company's operations and the available guidance in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, in developing its revenue recognition policies.  In the event authoritative guidance is enacted by the Financial Accounting Standards Board ("FASB"), the Company may be required to change its policies which could result in a change in the Company's financial statements.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2018
(Unaudited)

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

 · Step 1: Identify the contract with the customer
 · Step 2: Identify the performance obligations in the contract
 · Step 3: Determine the transaction price
 · Step 4: Allocate the transaction price to the performance obligations in the contract
 · Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606's definition of a distinct good or service (or bundle of goods or services) if both of the following criteria are met: (1) The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and (2) the entity's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

 · Variable consideration
 · Constraining estimates of variable consideration
 · The existence of a significant financing component in the contract
 · Noncash consideration
 · Consideration payable to a customer

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

The provision of computing power as part of transaction verification services is the only performance obligation in each digital currency mining transaction the Company engages in. If the Company or another miner in the mining pool is successful in adding a block to the blockchain, the Company is awarded a proportional share of the fixed number of digital currency tokens received by the pool operator based on the hash rate contributed to the pool by the Company, from which the pool operator takes its fee for operating the pool.  The transaction price is all variable consideration and, due to the uncertainty that a member of the pool the Company participates in being the first to solve a given algorithm and thereby earn a reward, revenue cannot be recognized until and if the digital currency tokens are actually awarded. Revenue recognition from digital currency mining can therefore only be said to arise from a contract upon the award of the digital currency token to the successful pool, wherein the pool operator has an obligation to pay over to the Company its proportional share of the digital currency award based on the high rate contributed by the Company to the successful transaction verification. There is no significant financing component in these transactions, but the fee paid to the pool operator is consideration payable to the customer, which the Company records as contra-revenue.

Digital currencies are non-cash consideration and thus must be included in the transaction price at fair value at the inception of the contract, which occurs upon award of the digital currency token to the successful mining pool.  Fair value is determined using the average U.S. dollar spot rate of the related digital currency for each successful transaction at the time the digital currency tokens are delivered to the Company. As detailed in "Digital Currency Translations and Remeasurements" above, the Company records these digital currency tokens at fair value and then assesses them for impairment, as appropriate under the cost less impairment method of accounting for indefinite life intangible assets.

Part I: Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Condensed Interim Consolidated Financial Statements." The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management's expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management's actions to vary, and the results of these variances may be both material and adverse. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors."

Management's plans and basis of presentation:

Digital Currency Mining Operations

Overview of Digital Currency Mining Operations

The primary focus of the Company is our digital currency mining operations.  Digital currencies are digital or virtual currencies used as a medium of exchange outside of the traditional state-backed fiat currencies. Digital or "crypto" currencies rely on complex cryptographically recorded data entries known as "blocks" on decentralized digital ledger system known as a blockchain.  Blocks are added to the blockchain chronologically and, once added, are unchangeable. Thus, digital currencies are seen as a secure means of storing and recording information regarding a transaction or set of transactions.  To incentivize the creation of blocks for the blockchain, digital currency tokens are awarded on a per block basis for block creation, a process which is known in the industry as digital currency mining.

The Company's digital currency mining operations focus primarily on bitcoin mining.  Bitcoin mining entails solving complex mathematical problems using custom designed and programmed application-specific integrated circuit computers (referred to as "miners"). Bitcoin miners provide transaction verification services to a given blockchain by solving complex algorithms to encode additional blocks into the blockchain; which blocks serve as immutable records of transactions once added to the blockchain. When a miner is successful in adding a block to the blockchain, it is rewarded with a fixed number of bitcoin. Blocks are added to the blockchain on a first-to-finish basis, meaning that the first miner to solve an algorithm and verify a given transaction is the only miner to receive a bitcoin reward.  This first-to-finish environment has created a computing power arms race whereby miners are encouraged through competition to allocate ever-increasing computing power (known as "hash rate") to solving algorithms in the hopes of finishing first.  The resulting energy costs are substantial, and, in light of the recent decline in the market price of bitcoin and other "benchmark" digital currencies such as bitcoin cash, litecoin, and ethereum, the profitability of digital currency mining operations has been reduced while competition to solve each block continues to increase.  The Company's digital currency mining operations operate at a maximum hash rate of 95 petahash per second.

In response to these factors, the Company has entered into digital currency mining pools, whereby multiple miners allocate their collective computing powers to solving a given algorithm, thereby increasing the hash rate devoted to a given algorithm while spreading the cost of providing that increased hash rate across the digital currency mining pool. By pooling their efforts, miners in a pool are more likely to receive a reward from the verification a given transaction than miners acting individually.  Pool miners are awarded a fractional reward based on the hash rate each miner contributed to the pool in a successfully solved algorithm by the pool operator, regardless of whether the individual miner actually solved the applicable algorithm and added a block to the blockchain.  Miners participating in digital currency mining pools accept the proportional share of a bitcoin reward rather than seeking to obtain whole bitcoin rewards individually for two reasons: first, by pooling their efforts, miners participating in a digital currency mining pool are able to devote a greater collective hash rate to solving a given algorithm than would be economically feasible for any individual miner to do so themselves, thereby increasing the likelihood they will receive more bitcoin from their digital currency mining activities on average than they would operating outside of a pool; and second, they enjoy the benefit of their fellow digital currency mining pool participants' contributed hash rates, without incurring the significant cost of producing a greater hash rate individually. The Company participates in pools on an at-will basis, and is under no obligation to remain in a given pool and may terminate its engagement with a given pool at any time.  Presently, management believes participating in digital currency mining pools is the most efficient means of digital currency mining digital currencies, but is under no obligation, nor does it provide any assurance that it will continue to do so in the future.

Oklahoma City Mining Facility

Beginning in February of 2018, we relocated our digital currency mining operations to our Oklahoma City, Oklahoma facility (our "Mining Facility"), which is leased by our subsidiary, Kairos Global Technology, Inc. ("Kairos"). As of September 30, 2018, we have moved all of our 8,000 digital currency miners, which includes 7,500 model S9 and 500 model L3+ miners, to our Mining Facility.  These miners have been installed and operational since being deployed in June of 2018. Kairos leased the Mining Facility from 7725 Reno #1, L.L.C.  ("7725 Reno") by a lease agreement dated February 27, 2018, as amended on March 26, 2018 (the "Lease"). Effective as of November 29, 2018, Kairos amended the Lease with 7725 Reno by: (i) extending the initial term of the Lease through August 15, 2019; (ii) effective as of December 1, 2018, changing the monthly rent for the Lease as follows: (a) $235,000 for December of 2018, (b) $230,000 for January of 2019, and (c) $190,000 per month thereafter for the duration of the Lease, including any renewals; (iii) reducing the monthly electricity usage charges due under the Lease; (iv) providing that Kairos will reimburse 7725 Reno for up to $14,000 of the costs of installing electricity metering devices in the facility; and (v) Kairos will have the option to renew the Lease for up to two (2) three (3) month periods after the expiration of the initial term of the Lease. Under the initial terms of the Lease, the Company was required to pay for 12 megawatts of power per month, regardless of the actual power consumption by its miners.  Before upgrades were made to the software of our miners which made our digital currency mining activities much more energy efficient, this fixed cost arrangement was beneficial to the Company, as the Company had access to the allotted 12 megawatts of power each month during a time of peak demand for electric power.  When the original Lease was entered into, computing power, and therefore electricity, was in high demand among competitors in the bitcoin mining industry, and securing access to 12 megawatts of electric power per month at a fixed price important given those market conditions. Subsequent changes to the software of our miners and facility improvements have made our miners far more energy-efficient and therefore, this fixed cost arrangement had become cost-inefficient, as the Company used less than the allotted 12 megawatts of power per month. Accordingly, for these reasons and other economic factors, the Company renegotiated the Lease.

The changes to the Lease do not impact the number of miners deployed at the facility.  The Company's monthly electricity usage costs are now variable, rather than fixed under the Lease, and are assessed at a lower rate per kilowatt/hour for the electricity used.  The reduction in the base rent was the product of negotiations between the Company and 7725 Reno and reflects changes to the economics of the Lease, rather than any change in the leased space or the number of deployed miners.  These changes to the Lease will allow the Company to be more responsive to changes in the profitability of its digital currency mining operations.

The Company can, under the amended Lease, decide to reduce or temporarily switch off any number of its miners in its Mining Facility and therefore reduce its variable electricity costs from its digital currency mining operation. Whereas under the original Lease, the Company would still have incurred the same electricity cost, regardless of actual electricity use. These changes allow the Company to monitor its monthly costs by optimizing its digital currency mining performance by operating its miners at less than full capacity during times of peak electricity rates.

Operation of the miners requires substantial electrical power, which power usage increases as the hash rate produced increases. Furthermore, miners generate a substantial amount of heat when operating, which heat must be dissipated to avoid damaging the miners' circuitry. Heat dissipation also requires significant electrical power. As the hash rate produced is increased, the heat generated by operation of the miners is increased. Therefore, as the hash rate produced from operation of the miners is increased, the electricity used in heat dissipation is also increased. Accordingly, the electricity cost incurred in operation of the miners increases exponentially as the hash rate produced is increased, as the electrical power required to operate the miners and to dissipate the heat they produce both increase as a function of the hash rate produced. This increased electricity usage comes at substantial cost to the Company, and, accordingly, when the conversion spot price of bitcoin declines, the profitability of operating the mine at peak capacity declines. Under the original Lease, the Company incurred the same electricity cost regardless of electricity used, so it was negatively incentivized to reduce or halt its digital currency mining activities in response to dips in the conversion spot price of bitcoin, effectively causing the Company to produce bitcoin at disadvantageous conversion spot prices. Under the amended Lease, however, the Company can reduce or even halt the operation of its miners temporarily in response to changing market conditions and obtain a corresponding reduction of its electricity costs for its Mining Facility. Furthermore, the Company expends electricity in dissipating environmental heat affecting its miners. As the environmental heat increases, so does the amount of electricity required to dissipate that heat. In times of extreme heat, the cost of dissipating environmental heat can be substantial. Accordingly, running the Company's miners at peak capacity during times of high heat is more expensive for the Company.  Because the amended Lease does not have a fixed power cost built in, the Company can reduce, increase, or even shut off the electric power devoted to the miners when environmental factors or market forces change the relative advantages of digital currency mining at a given time, without incurring the high fixed power cost required under the original Lease.  This variability in the Company's power costs resulting from the operation of its digital currency mining facility makes the Company's digital currency mining activities more responsive to variables affecting the cost of digital currency mining, therefore bringing more of the Company's variable expenses under the Lease within management's control.

Development of a U.S.-Based Digital Currency Exchange

Overview of the RiotX Exchange

In addition to those business developments previously reported by the Company in its annual report on Form 10-K, quarterly reports on Form 10-Q, and periodic reports on Form 8-K, the Company has continued its exploration of the development of a U.S.-based digital currency exchange.  The Company has been investigating and pursuing the regulatory pathway for the launch of a digital currency exchange in the United States since the beginning of 2018. The Company's planned digital currency exchange under the name "RiotX" is being developed by and is contemplated to be operated through the Company's subsidiary, RiotX Holdings, Inc. ("RiotX Holdings") The Company believes that, by providing a stable and secure platform for the exchange of digital currencies, it will attract significant trading volume, thereby providing the Company with consistent revenue per trade, independent of the price of any one digital currency. The Company intends to launch RiotX for the exchange of bitcoin, bitcoin cash, litecoin, and ethereum (the "Exchanged Currencies") and for exchange of the Exchanged Currencies for U.S. Dollars by the end of the first quarter of 2019. The Company has selected the Exchanged Currencies for exchange on RiotX based on internal and external reviews, and will only include those currencies for which it has obtained regulatory approval.

The Company views its RiotX exchange as being comprised of three core services: (i) Banking Services; (ii) a Trading Engine; and (iii) Digital Wallet Services. The Company intends to provide each of these services by engaging experienced third-party vendors in the industry, which will be reviewed on a case-by-case basis by the Company's management, along with external advisors and legal counsel; ultimately subject to review by the Company's board of directors.  The Company plans to only contract with companies that have established track records as industry leaders, which comply with federal, state and local laws, and, if required, are in compliance with U.S. securities law to provide such services.  The Company assesses each vendor using a risk management process that evaluates key risk factors related to their performance and their potential impact on the Company, including, without limitation, its capital structure, financial condition and liquidity.  The Company has engaged external advisors and legal counsel to review contracts and conduct due diligence related to financial stability and performance and cybersecurity procedures of each vendor.  Additionally the Company assesses each vendor as they relate to its regulatory compliance framework needs such as reporting, fraud monitoring, know your customer, anti-money laundering, and data privacy standards to ensure compliance with applicable rules, regulations, and industry best practices.

Agreements with Third Party Vendors

As the Company continues to explore and develop its planned U.S.-based digital currency exchange, it will continue to develop relationships with third party vendors to support the RiotX exchange. As of September 30, 2018, the Company has entered into relationships with two third parties to provide RiotX with these core services.

(i) Banking Services

As previously reported on the Company's Periodic Report on Form 8-K filed on October 29, 2018, the Company's subsidiary, Logical Brokerage, has entered into a material definitive agreement with Synapse Financial Technologies, Inc. ("SynapseFi"), and its partner, Evolve Bank and Trust, to provide RiotX with banking services and transactional support (the "SynapseFi Agreement"). SynapseFi's proprietary software technologies will provide the RiotX exchange with secure banking services to enable RiotX users to efficiently and securely create accounts to hold, transfer, and deliver exchanged currencies, allowing RiotX users to make deposits and take withdrawals of fiat currencies into and from their RiotX user accounts.  SynapseFi is an industry leader in the provision of Application Program Interfaces ("API") to the financial services industry. SynapseFi's APIs provide a secure and stable means of communication between users and financial institutions, while providing security and compliance assurances to financial institutions. Under the terms of the SynapseFi Agreement, SynapseFi will engage Evolve Bancorp, Inc., through its subsidiary, Evolve Bank & Trust (collectively, "Evolve"), or any successor financial institution designated by SynapseFi, to provide Logical with all bank services directly. SynapseFi API will allow Logical to effectively communicate user requests to Evolve, while assisting Evolve with managed risks and compliance concerns associated with the exchange of digital currencies. Pursuant to the terms of the SynapseFi Agreement, Logical has also agreed to submit to periodic security, compliance and risk reviews and audits performed by SynapseFi on behalf of Evolve as a means of ensuring continued compliance and reliability for Evolve, SynapseFi, the Company, and its end users. The SynapseFi agreement is a significant milestone in the development of the planned RiotX exchange.

(ii) Trading Engine

On August 31, 2018, the Company signed a Software Licensing and Subscription Services Agreement (the "Coinsquare Agreement") with goNumerical, Ltd. (d/b/a "Coinsquare") to provide the Company with a comprehensive digital currency exchange platform inclusive of a Trading Engine and Digital Wallet Services. Under the Coinsquare Agreement, Coinsquare would have been responsible for the day to day management, hosting, customer support and other operational services provided to RiotX users, and would have been responsible for integration of banking services software into RiotX once a software as service agreement was reached with a third party vendor. In total, the Coinsquare Agreement had an initial cost for the first year in excess of $1,500,000, an equity grant of 9.9% of the equity interest in RiotX Holdings, and an issuance of 450,000 shares of the Company's common stock to Coinsquare. The Coinsquare Agreement was terminated by mutual agreement of the Company and  Coinsquare on September 17, 2018, as reported by the Company on Form 8-K on September 18, 2018, prior to the issuance of the Company's common stock, and all shares of RiotX Holdings were returned by Coinsquare pursuant to the termination.  As of the date of the original filing of the Quarterly Report, November 19, 2018, the Company had not reached an agreement with a third party vendor or vendors to replace those services which would have been provided by Coinsquare pursuant to the Coinsquare Agreement, including a Trading Engine.

(iii) Digital Wallet Services

The Company plans to integrate SynapseFi's banking services technologies and a to-be-determined Digital Wallet Services provider's technology into a licensed Trading Engine in order to complete the development of the RiotX exchange. Digital Wallet Services will provide RiotX exchange users with secured means of storing digital currencies for exchange on RiotX.  Digital Wallet Services are a core component of the Company's planned RiotX exchange, and will be integrated into RiotX as soon as a service vendor is selected and an agreement is formalized. Once the Company has consummated an agreement with an appropriate Digital Wallet Services provider, The Company will be in a position to start bringing its RiotX digital currency exchange online in those jurisdictions where it has obtained regulatory approval.

Project Timeline for RiotX

The Company anticipates launching its RiotX digital currency exchange late in the first quarter of 2019, which is subject to change based on several factors. Once the exchange software is online, the Company plans to offer services in a limited number of states in order to fully validate the performance of the system and debug any potential issues with RiotX. Throughout this time, the Company plans to increase staff levels to support additional users and refine its procedures for compliance, security and general support of RiotX. As the Company obtains the necessary regulatory approval in a given jurisdiction, the Company intends to bring RiotX online in that jurisdiction, with the ultimate goal of bringing RiotX online in all 50 states except Hawaii and Wyoming by the end of 2019. The regulatory hurdles faced by the Company, and its progress in this regard, is discussed in greater detail under the section titled "Regulatory Framework of RiotX", below.  Management believes this timeline is achievable, but, in light of difficulties in obtaining regulatory approval, reaching software as service agreements with third party vendors, and capital restrictions affecting the Company, this timeline may be delayed.

Reaching software service agreements with third party vendors for the RiotX exchange has presented a delay for the Company's development of the RiotX exchange. Termination of the Coinsquare Agreement requires the Company to replace Coinsquare with another provider (or providers) that would fulfill various technology components (such as the Trade Matching Engine and Digital Wallet Service for RiotX) as well as customer support and management services, all of which were to be handled by Coinsquare staff under the original Coinsquare Agreement. In addition to allocating its own personnel and resources to handling the customer service and troubleshooting aspects of the RiotX exchange which would have been handled by Coinsquare under the Coinsquare Agreement, the Company must integrate the services provided by third party vendors into the RiotX exchange to provide the Company with the necessary services for the development and operation of its planned exchange.

The timeline to launch the RiotX exchange will depend on several factors including, but not limited to: performance of the Company and its ability to finance its deployment; the federal and state regulatory landscape; the ability of the Company to secure proper licensing in each state in which it intends to operate; the Company's technology implementation schedule; and the Company's ability to raise capital to continue funding the development of the RiotX exchange. Any delay in these factors, as well as additional unforeseen or unforeseeable factors, may result in the delay of the launch of the RiotX exchange platform.

Cost of Development and Operation of RiotX

The Company estimates the initial development costs of launching the RiotX exchange inclusive of software development, license applications, legal fees, and general overhead should not exceed $250,000 prior to the anticipated launch by the end of the first quarter of 2019.  This estimate is based on current projections, and is subject to change as factors, such as protracted legal costs, affect the cost of development of the RiotX exchange. Once operational, the RiotX exchange budget for the 2019, inclusive of the contract costs of the SynapseFi agreement, as well as the to-be-determined Digital Wallet Services provider and Trading Engine Service provider, employee, utility, regulatory, and legal costs, is not anticipated to exceed $2,000,000 per year.  Factors such as rapid growth, changes in the regulatory landscape, and changes in our business plan could have a material adverse effect on these estimates, and, as such, these costs are subject to change over time. You should not assume that the estimates disclosed under this subheading of this prospectus are accurate on any date subsequent to the date set forth on the front of this prospectus. You should also not assume that any information we have incorporated by reference is correct on any date subsequent to the date of the document incorporated by reference, even though this prospectus, any applicable prospectus supplement or any related free writing prospectus is delivered, or securities are sold, on a later date.

Regulatory Framework of RiotX

As of the date of this prospectus, RiotX is licensed and/or approved in five states and has pending licenses in another 17 states, with review in another two states. The Company plans to be operational in 24 states by the launch date of RiotX by the end of the first quarter of 2019.  However, management continues to work towards the long-term goal of obtaining regulatory approval of the RiotX exchange in all 50 U.S. states, with the exception of Hawaii and Wyoming, by the end of 2019; which timeline is subject to delays caused by regulatory review, market forces, and other factors outside of the Company's control.

In furtherance of its plan for regulatory compliance, the Company's purchase of 92.5% of Logical Brokerage Corp. ("Logical Brokerage"), which is an introducing broker registered with the Commodities Futures Trading Commission and the National Futures Administration, was completed in March of 2018. The Company subsequently obtained a Money Services Business License from FinCEN in May of 2018. The Company then obtained a Money Transmitter License from the State of Florida for RiotX in June of 2018. In October Logical Brokerage and RiotX were approved for application in a consortium of 17 states for fast track approval for Money Transmitter Licenses. We expect to receive these licenses in the first quarter of 2019. In December of 2018, RiotX obtained a Sellers-Issuers of Payment Instruments and Money Transmitter License from the State of Georgia and is actively pursuing additional state Money Transmitter Licenses. Additionally, RiotX, through Logical Brokerage, is a licensed futures introducing broker registered with the Commodity Futures Trading Commission and is a member of the National Futures Association.  RiotX is licensed with FinCEN as a Money Service Business.  These additional licenses may permit the Company to explore additional exchange developments in the future.

Throughout 2019, the Company plans to pursue additional money transmitter licenses in the United States for RiotX, as well as a New York State Bitlicense, which will license the RiotX exchange to engage in cryptocurrency business in New York.  The New York State Bitlicense is seen as a benchmark license in the cryptocurrency business, and has traditionally been difficult to obtain.  In the Third and Fourth Quarter of 2018, however, New York State regulators have increased the number of New York State Bitlicenses issued, and have done so at a greater frequency than in previous quarters.  While management does not believe this bears any indication on its own application, management believes this movement indicates increasing action by New York State regulators to grant state licenses. The Company may not, however, ever succeed in obtaining a New York State Bitlicense for RiotX, and RiotX may therefore never obtain regulatory approval to conduct cryptocurrency business in New York.  This lack of regulatory approval in one of the largest and most economically important states in the United States could have a detrimental effect on the planned RiotX exchange, which may have a material negative impact on our business operations.

Business Risks Associated with RiotX

The Company has devoted significant resources to the development of the planned RiotX exchange and the Company may lose most or all of its investment if RiotX fails. If the Company faces significant delays in the deployment of RiotX, or if the development costs of RiotX become unbearable, the Company may have to reduce or even halt its efforts to develop and deploy RiotX. If the Company is unsuccessful in the deployment of RiotX, it may lose most or all of the capital it has invested into its planned exchange.  Additionally, if RiotX is not adopted by users, it may never gain traction in the market and become viable long-term. These risks to the deployment and adoption of RiotX pose significant risks to the capital the Company has invested in RiotX and the Company may be unable to sustain the short- and long-term costs associated with the development and operation of RiotX.

Results of Operations

Liquidity and Capital Resources

The Company has experienced recurring losses and negative cash flows from operations.  We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with recent and potential future acquisitions and development of the RiotX exchange platform, as well as public company, legal and administrative-related expenses being incurred. We are closely monitoring our cash balances, cash needs and expense levels.

As of September 30, 2018, the Company had approximate balances of cash and cash equivalents of $1,607,000, a working capital deficit of $1,178,000, total stockholders' equity of $16,532,000 and an accumulated deficit of $185,796,000. To date, the Company has in large part relied on debt and equity financing to fund its operations.  As of September 30, 2018, the Company has been closely monitoring its cash and cash equivalents and has reduced its operating expenses, as needed, in order to continue to execute the Company's strategy.  Management believes that the Company will require additional capital to meet its obligations arising from normal business operations for the next twelve months.  Without additional capital, the Company's ability to continue to operate as a going concern will be limited. If unable to obtain adequate capital, the Company could be forced to reduce or cease its operations. The Company is currently pursuing capital transactions in the form of debt and equity; however, management cannot provide any assurance that we will be successful in its plans.

Cash flow from our operations relies substantially on our ability to continue to mine digital currencies and the conversion spot price at which our digital currencies are exchangeable for U.S. Dollars.  We expect to generate ongoing revenues from the production of digital currencies, primarily bitcoins, in our Oklahoma City digital currency mining facility. Our ability to liquidate bitcoins at future values above the cost of production of bitcoins will affect our ability to generate positive cash flow from operations. However, our primary variable expense associated with our digital currency mining operation is the electricity expense of operating our Oklahoma City facility. Accordingly, the revenue from our digital currency mining operation is a function of the conversion spot price of bitcoin to U.S. Dollars over our electricity and other variable costs associated with operating our digital currency mining facility.

As of September 30, 2018, the trading spot price of bitcoin, our primary digital currency asset, has significantly declined from its highest conversion spot price in 2018. Management has determined that a conversion spot price for bitcoin of $3,000 per bitcoin is the lowest acceptable "floor price" at which continued peak operation of the mine comports with the Company's short- and long-term strategies. At a conversion spot price at or below $3,000 per bitcoin, the ratio of revenue generated to operating costs from our digital currency mining operation is not supportable based on current internal projections. Should the spot price of bitcoin fall below $3,000 per bitcoin, management may reduce or completely deactivate its digital currency miners as a cost-saving measure.  Management could substantially reduce or cease the Company's digital currency mining activities until such a time as bitcoin begins to trade at a more advantageous conversion spot price against the U.S. Dollar, at which point the Company could immediately re-initiate its miners and resume bitcoin production from its digital currency mining facility.

If the spot price of bitcoin were to consistently trade at or below $3,000 per bitcoin and management were to successfully reduce or eliminate its variable operating expenses associated with its digital currency mining operation, sell certain of its salable assets at prices below fair market value, reduce payroll and delay the launch of its RiotX exchange, management believes that the Company can continue as a going concern for at least three months.  This estimate is based on current internal projections of the Company's expenses, and does not account for unforeseen or unforeseeable costs such as additional legal or regulatory expenses which the Company cannot reasonably predict.  If such isolated or continuing unpredictable costs occur, the Company's predictions could change materially.

The Company does not, at present, anticipate initiating these cost mitigation efforts, but is prepared to do so should access to capital markets not materialize in the short-term. Cutting its core digital currency mining operations, reducing its payroll, and delaying the development and launch of its RiotX exchange platform may have a material negative impact on the trading price of our common stock, and our shareholders may lose part or all of their investment.  Management believes, however, that continued decline in the conversion price of bitcoin to U.S. Dollars may reduce cash flow to the extent that the Company is forced to engage in these cost-saving measures in order to continue as a going concern.

Additionally, even if the present trend of the decline in the conversion price of bitcoin to U.S. Dollars reverses and the Company is able to convert its digital currency assets to U.S. Dollars at a more advantageous price, the Company will need to raise additional capital to continue its operations and pursue its strategies, including the development of RiotX, and the need to respond to competitive pressures or unanticipated working capital requirements. The Company may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If the Company raises additional equity financing, the Company's shareholders may experience significant dilution of their ownership interests, and the value per share of the Company's common stock could decline. Furthermore, if the Company engages in additional debt financing, the holders of debt would have priority over the holders of common stock, and the Company may be required to accept terms that restrict its ability to incur additional indebtedness and take other actions that would otherwise possibly not be in the interests of the Company's shareholders, forcing it to maintain specified liquidity or other ratios.

Part II: Other Information
Item 1A: Risk Factors

Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks, uncertainties and all risk factors set forth herein and the documents incorporated by reference into this filing, including the risk factors discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and each subsequent filed quarterly report on Form 10-Q and current reports on Form 8-K, which may be amended, supplemented or superseded from time to time by the other reports we file with the SEC in the future. Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I – Item 1A – "Risk Factors" of our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2017, as well as in Part II – Other Information – Item 1A – "Risk Factors" of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, June 30, 2018 and our original Quarterly Report on Form 10-Q for the period ended September 30, 2018 and those reported in our Registration Statement on Form S-3, as amended. These amended risk factors supplement, but do not replace those we have previously reported.

Regulatory action against existing bitcoin and other digital currency exchanges may have a detrimental effect on the acceptance and widespread use of our planned digital currency exchange, RiotX.

In recent years, a number of bitcoin exchanges have been closed by governmental regulatory action due to alleged fraud and security breaches. Some investors were not compensated for the loss of their account balances on these exchanges. While our planned exchange is being developed to be licensed by the appropriate U.S. governmental and quasi-governmental regulatory authorities prior to launch, its planned scope will make it a desirable target for malware, DDoS, and other hacking attacks, which could lead to regulatory backlash against RiotX. The Company is working with its regulators to ensure alignment with standards set for business in the same sector for compliance, fraud prevention, and cybersecurity. The Company cannot, however, predict or prevent all future threats and acknowledges that digital currency exchanges are possibly exposed to the following risks: denial of service attacks, account takeover attempts, software exploits due to vulnerabilities and flaws, potential misdirection of funds and assets, phishing, natural disasters, human error, insider threats and other factors that can render the exchange of digital currency untrustworthy.

Additionally, international action against bitcoin exchanges has been harsh; China has moved to shut down all digital currency exchanges operating within its borders. Until such action was announced, mainland China and Hong Kong were responsible for a majority of global digital currency transactions. We are aware of the threat posed by governmental and quasi-governmental regulators to the short and long-term success of RiotX, and we have taken steps to mitigate these risks by working closely with U.S. and state regulators to obtain all proper licenses and approvals prior to the launch of RiotX. The Company cannot mitigate against, or even fully anticipate, all regulatory actions which may be taken against it or the digital currency sector as a whole in the future, and such risks pose a threat to the success of our business operations. Further, the Company's efforts to mitigate against hacking attacks are necessarily limited by the present knowledge of various malware designs and other hacking methods; the remains the possibility that future unforeseeable hacking techniques could harm RiotX. Furthermore, occurrence of these hacking attacks may trigger regulatory backlash, which could temporarily suspend or even shut down operation of RiotX. We believe such regulatory actions will be less common in the future as digital currencies continue to gain acceptance, however, such enforcement actions presently pose a risk to the value of our planned exchange, RiotX, and to the trading price of our common stock. Should any of these risk factors (or other unforeseen risk factors) occur, the Company may suffer substantial material harm, which may have a negative effect on the trading price of our common stock.

We may not have adequate recourse against third parties if our bitcoins and other digital currency assets are lost, stolen or destroyed.

The online nature of digital currencies such as bitcoins and their immutability poses a unique threat to their security. We have implemented robust security measures to minimize the exposure of our digital currencies to such risks including, without limitation, cold storage procedures to "air-gap" our digital currency keys from the internet. These measures are not perfect and improper access to and transfer of our digital current assets may still occur despite our security measures. By their nature, bitcoin transactions are largely irreversible. Our recourse in the event of theft or other loss is limited to our ability to secure restitution from the improper transferors or transferees of our digital currency assets. Recovery from such individuals may be limited by a number of factors including, without limitation, our ability to locate and identify both the transferors and transferees. This risk may pose a threat to the trading price of our common stock, and the occurrence of such an event could have a materially adverse effect on our business and operations.

Item 6.  Exhibits

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.*
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Castle Rock, Colorado on January 11, 2019.

Riot Blockchain, Inc. (Registrant)

Dated: January 11, 2019	/s/ Christopher Ensey
Christopher Ensey Interim Chief Executive Officer (Principal Executive Officer)

Dated: January 11, 2019	/s/ Robby Chang
Robby Chang Chief Financial Officer (Principal Financial and Accounting Officer)