Form 10-Q/A
period 2018-09-30
Riot Blockchain, Inc.
filed 2019-03-06
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 2

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

The number of shares of no par value common stock outstanding as of March 5, 2019 was 14,698,809.

Explanatory Note

Form 10-Q/A pursuant to the authority under Rule 12b-15 of the Securities and Exchange Act of 1934.

The purpose of this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to the Quarterly Report on Form 10-Q of Riot Blockchain, Inc. for the period ended September 30, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2018 under Rule 12b-25 extension (the “Quarterly Report”), is to furnish responses and, where appropriate, make changes to the information disclosed on the amended Quarterly Report in response to comments from the Staff of the SEC (the “Staff”) received by the Company on February 14, 2019.

This Amendment No. 2 amends the following items of our Quarterly Report as affected by our review of our accounting practices for digital currencies and in response to SEC comment letters:

i.
Part I, Item 1 – Notes to the Condensed Interim Consolidated Financial Statements (unaudited), Note 2: Basis of presentation, summary of significant accounting policies and recent accounting pronouncements;

ii.
Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition, Management’s plans and basis of presentation; Digital Currencies Translations and Remeasurements;

iii.
Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition, Management’s plans and basis of presentation: Development  of a U.S.-Based Digital Currency Exchange;

iv.	Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition, Results of Operations: Liquidity and Capital Resources;

v.	Part II, Item 1A – Risk Factors; and,

vi.	Part II, Item 6 – Exhibits.

No other items are amended or restated by this Amendment No. 2 to our Quarterly Report. Further, this Amendment No. 2 speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date of the Quarterly Report.

This Form 10-Q/A has been signed as of a current date and, as required by Rule 12b-15 of the Securities Exchange Act of 1934, all certifications of the Company’s Chief Executive Officer and our Chief Financial and Accounting Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

ii

RIOT BLOCKCHAIN, INC.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, as amended, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future performance and include statements regarding expectations, beliefs, plans, intentions and strategies of the Company. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

•	our history of operating losses and our ability to achieve or sustain profitability;

•	our recent shift to an entirely new business and our ability to succeed in this new business;

•	intense competition;

•	our ability to raise additional capital needed to finance our business;

•	general economic conditions in the U.S. and globally;

•	our ability to maintain the value and reputation of our brand;

•	our ability to attract and retain senior management and other qualified personnel;

•	cryptocurrency-related risks, including regulatory changes or actions and uncertainty regarding acceptance and/or widespread use of virtual currency;

•	risks relating to our virtual currency mining operations, including among others risks associated with the need for significant electrical power and cybersecurity risks;

•	our dependence in large part upon the value of virtual currencies, especially Bitcoin, which have historically been subject to significant volatility in their market prices;

•	risks relating to our planned establishment of a virtual currency exchange, including, among others, regulatory requirements and challenges and security threats;

•	our ability to protect our intellectual property rights;

•	volatility in the trading price of our common stock;

•	our ability to maintain the Nasdaq listing of our common stock;

•	our investments in other virtual currency and blockchain focused companies may not be realizable;

•	legal proceedings to which we are subject, or associated with, including actions by private plaintiffs and the SEC; and

•
the risks, uncertainties discussed in "Part I. Item 1A. Risk Factors" included in this Quarterly Report and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, June 30, 2018, and as originally filed on Form 10-Q for the period ended September 30, 2018, our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and any other reports filed or which will be filed by the Company.

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

Digital currencies are non-cash consideration and thus must be included in the transaction price at fair value at the inception of the contract, which occurs upon award of the digital currency token to the successful mining pool.  Fair value is determined using the average U.S. dollar spot rate of the related digital currency for each successful transaction at the time the digital currency tokens are delivered to the Company. As detailed in “Digital Currency Translations and Remeasurements” above, the Company records these digital currency tokens at fair value and then assesses them for impairment, as appropriate under the cost less impairment method of accounting for indefinite life intangible assets.

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

Digital Currency Mining Operations

Overview of Digital Currency Mining Operations

The primary focus of the Company is our digital currency mining operations.  Digital currencies are digital or virtual currencies used as a medium of exchange outside of the traditional state-backed fiat currencies. Digital or “crypto” currencies rely on complex cryptographically recorded data entries known as “blocks” on decentralized digital ledger system known as a blockchain.  Blocks are added to the blockchain chronologically and, once added, are unchangeable. Thus, digital currencies are seen as a secure means of storing and recording information regarding a transaction or set of transactions.  To incentivize the creation of blocks for the blockchain, digital currency tokens are awarded on a per block basis for block creation, a process which is known in the industry as digital currency mining.

The Company’s digital currency mining operations focus primarily on bitcoin mining.  Bitcoin mining entails solving complex mathematical problems using custom designed and programmed application-specific integrated circuit computers (referred to as “miners”). Bitcoin miners provide transaction verification services to a given blockchain by solving complex algorithms to encode additional blocks into the blockchain; which blocks serve as immutable records of transactions once added to the blockchain. When a miner is successful in adding a block to the blockchain, it is rewarded with a fixed number of bitcoin. Blocks are added to the blockchain on a first-to-finish basis, meaning that the first miner to solve an algorithm and verify a given transaction is the only miner to receive a bitcoin reward.  This first-to-finish environment has created a computing power arms race whereby miners are encouraged through competition to allocate ever-increasing computing power (known as “hash rate”) to solving algorithms in the hopes of finishing first.  The resulting energy costs are substantial, and, in light of the recent decline in the market price of bitcoin and other “benchmark” digital currencies such as bitcoin cash, litecoin, and ethereum, the profitability of digital currency mining operations has been reduced while competition to solve each block continues to increase.  The Company’s digital currency mining operations operate at a maximum hash rate of 95 petahash per second.

In response to these factors, the Company has entered into digital currency mining pools, whereby multiple miners allocate their collective computing powers to solving a given algorithm, thereby increasing the hash rate devoted to a given algorithm while spreading the cost of providing that increased hash rate across the digital currency mining pool. By pooling their efforts, miners in a pool are more likely to receive a reward from the verification a given transaction than miners acting individually.  Pool miners are awarded a fractional reward based on the hash rate each miner contributed to the pool in a successfully solved algorithm by the pool operator, regardless of whether the individual miner actually solved the applicable algorithm and added a block to the blockchain.  Miners participating in digital currency mining pools accept the proportional share of a bitcoin reward rather than seeking to obtain whole bitcoin rewards individually for two reasons: first, by pooling their efforts, miners participating in a digital currency mining pool are able to devote a greater collective hash rate to solving a given algorithm than would be economically feasible for any individual miner to do so themselves, thereby increasing the likelihood they will receive more bitcoin from their digital currency mining activities on average than they would operating outside of a pool; and second, they enjoy the benefit of their fellow digital currency mining pool participants’ contributed hash rates, without incurring the significant cost of producing a greater hash rate individually. The Company participates in pools on an at-will basis, and is under no obligation to remain in a given pool and may terminate its engagement with a given pool at any time.  Presently, management believes participating in digital currency mining pools is the most efficient means of digital currency mining digital currencies, but is under no obligation, nor does it provide any assurance that it will continue to do so in the future.

Oklahoma City Mining Facility

Beginning in February of 2018, we relocated our digital currency mining operations to our Oklahoma City, Oklahoma facility (our “Mining Facility”), which is leased by our subsidiary, Kairos Global Technology, Inc. (“Kairos”). As of September 30, 2018, we have moved all of our 8,000 digital currency miners, which includes 7,500 model S9 and 500 model L3+ miners, to our Mining Facility.  These miners have been installed and operational since being deployed in June of 2018. Kairos leased the Mining Facility from 7725 Reno #1, L.L.C.  (“7725 Reno”) by a lease agreement dated February 27, 2018, as amended on March 26, 2018 (the “Lease”). Effective as of November 29, 2018, Kairos amended the Lease with 7725 Reno by: (i) extending the initial term of the Lease through August 15, 2019; (ii) effective as of December 1, 2018, changing the monthly rent for the Lease as follows: (a) $235,000 for December of 2018, (b) $230,000 for January of 2019, and (c) $190,000 per month thereafter for the duration of the Lease, including any renewals; (iii) reducing the monthly electricity usage charges due under the Lease; (iv) providing that Kairos will reimburse 7725 Reno for up to $14,000 of the costs of installing electricity metering devices in the facility; and (v) Kairos will have the option to renew the Lease for up to two (2) three (3) month periods after the expiration of the initial term of the Lease. Under the initial terms of the Lease, the Company was required to pay for 12 megawatts of power per month, regardless of the actual power consumption by its miners.  Before upgrades were made to the software of our miners which made our digital currency mining activities much more energy efficient, this fixed cost arrangement was beneficial to the Company, as the Company had access to the allotted 12 megawatts of power each month during a time of peak demand for electric power.  When the original Lease was entered into, computing power, and therefore electricity, was in high demand among competitors in the bitcoin mining industry, and securing access to 12 megawatts of electric power per month at a fixed price important given those market conditions. Subsequent changes to the software of our miners and facility improvements have made our miners far more energy-efficient and therefore, this fixed cost arrangement had become cost-inefficient, as the Company used less than the allotted 12 megawatts of power per month. Accordingly, for these reasons and other economic factors, the Company renegotiated the Lease.

The changes to the Lease do not impact the number of miners deployed at the facility.  The Company’s monthly electricity usage costs are now variable, rather than fixed under the Lease, and are assessed at a lower rate per kilowatt/hour for the electricity used.  The reduction in the base rent was the product of negotiations between the Company and 7725 Reno and reflects changes to the economics of the Lease, rather than any change in the leased space or the number of deployed miners.  These changes to the Lease will allow the Company to be more responsive to changes in the profitability of its digital currency mining operations.

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

Operation of the miners requires substantial electrical power, which power usage increases as the hash rate produced increases. Furthermore, miners generate a substantial amount of heat when operating, which heat must be dissipated to avoid damaging the miners’ circuitry. Heat dissipation also requires significant electrical power. As the hash rate produced is increased, the heat generated by operation of the miners is increased. Therefore, as the hash rate produced from operation of the miners is increased, the electricity used in heat dissipation is also increased. Accordingly, the electricity cost incurred in operation of the miners increases exponentially as the hash rate produced is increased, as the electrical power required to operate the miners and to dissipate the heat they produce both increase as a function of the hash rate produced. This increased electricity usage comes at substantial cost to the Company, and, accordingly, when the conversion spot price of bitcoin declines, the profitability of operating the mine at peak capacity declines. Under the original Lease, the Company incurred the same electricity cost regardless of electricity used, so it was negatively incentivized to reduce or halt its digital currency mining activities in response to dips in the conversion spot price of bitcoin, effectively causing the Company to produce bitcoin at disadvantageous conversion spot prices. Under the amended Lease, however, the Company can reduce or even halt the operation of its miners temporarily in response to changing market conditions and obtain a corresponding reduction of its electricity costs for its Mining Facility. Furthermore, the Company expends electricity in dissipating environmental heat affecting its miners. As the environmental heat increases, so does the amount of electricity required to dissipate that heat. In times of extreme heat, the cost of dissipating environmental heat can be substantial. Accordingly, running the Company’s miners at peak capacity during times of high heat is more expensive for the Company.  Because the amended Lease does not have a fixed power cost built in, the Company can reduce, increase, or even shut off the electric power devoted to the miners when environmental factors or market forces change the relative advantages of digital currency mining at a given time, without incurring the high fixed power cost required under the original Lease.  This variability in the Company’s power costs resulting from the operation of its digital currency mining facility makes the Company’s digital currency mining activities more responsive to variables affecting the cost of digital currency mining, therefore bringing more of the Company’s variable expenses under the Lease within management’s control.

Development of a U.S.-Based Digital Currency Exchange

Overview of the RiotX Exchange

In addition to those business developments previously reported by the Company in its annual report on Form 10-K, quarterly reports on Form 10-Q, and periodic reports on Form 8-K, the Company has continued its exploration of the development of a U.S.-based digital currency exchange.  The Company has been investigating and pursuing the regulatory pathway for the launch of a digital currency exchange in the United States since the beginning of 2018. The Company’s planned digital currency exchange under the name “RiotX” is being developed by and is contemplated to be operated through the Company’s subsidiary, RiotX Holdings, Inc. (“RiotX Holdings”) The Company believes that, by providing a stable and secure platform for the exchange of digital currencies, it will attract significant trading volume, thereby providing the Company with consistent revenue per trade, independent of the price of any one digital currency. The Company intends to launch RiotX for the exchange of bitcoin, bitcoin cash, litecoin, and ethereum (the “Exchanged Currencies”) and for exchange of the Exchanged Currencies for U.S. Dollars by the end of the first quarter of 2019. The Company has selected the Exchanged Currencies for exchange on RiotX based on internal and external reviews, and will only include those currencies for which it has obtained regulatory approval.

The Company views its RiotX exchange as being comprised of three core services: (i) Banking Services; (ii) a Trading Engine; and (iii) Digital Wallet Services. The Company intends to provide each of these services by engaging experienced third-party vendors in the industry, which will be reviewed on a case-by-case basis by the Company’s management, along with external advisors and legal counsel; ultimately subject to review by the Company’s board of directors.  The Company plans to only contract with companies that have established track records as industry leaders, which comply with federal, state and local laws, and, if required, are in compliance with U.S. securities law to provide such services.  The Company assesses each vendor using a risk management process that evaluates key risk factors related to their performance and their potential impact on the Company, including, without limitation, its capital structure, financial condition and liquidity.  The Company has engaged external advisors and legal counsel to review contracts and conduct due diligence related to financial stability and performance and cybersecurity procedures of each vendor.  Additionally the Company assesses each vendor as they relate to its regulatory compliance framework needs such as reporting, fraud monitoring, know your customer, anti-money laundering, and data privacy standards to ensure compliance with applicable rules, regulations, and industry best practices.

Agreements with Third Party Vendors

As the Company continues to explore and develop its planned U.S.-based digital currency exchange, it will continue to develop relationships with third party vendors to support the RiotX exchange. As of September 30, 2018, the Company has entered into relationships with two third parties to provide RiotX with these core services.

(i) Banking Services

As previously reported on the Company’s Periodic Report on Form 8-K filed on October 29, 2018, the Company’s subsidiary, Logical Brokerage, has entered into a material definitive agreement with Synapse Financial Technologies, Inc. (“SynapseFi”), and its partner, Evolve Bank and Trust, to provide RiotX with banking services and transactional support (the “SynapseFi Agreement”). SynapseFi’s proprietary software technologies will provide the RiotX exchange with secure banking services to enable RiotX users to efficiently and securely create accounts to hold, transfer, and deliver exchanged currencies, allowing RiotX users to make deposits and take withdrawals of fiat currencies into and from their RiotX user accounts.  SynapseFi is an industry leader in the provision of Application Program Interfaces (“API”) to the financial services industry. SynapseFi’s APIs provide a secure and stable means of communication between users and financial institutions, while providing security and compliance assurances to financial institutions. Under the terms of the SynapseFi Agreement, SynapseFi will engage Evolve Bancorp, Inc., through its subsidiary, Evolve Bank & Trust (collectively, “Evolve”), or any successor financial institution designated by SynapseFi, to provide Logical with all bank services directly. SynapseFi API will allow Logical to effectively communicate user requests to Evolve, while assisting Evolve with managed risks and compliance concerns associated with the exchange of digital currencies. Pursuant to the terms of the SynapseFi Agreement, Logical has also agreed to submit to periodic security, compliance and risk reviews and audits performed by SynapseFi on behalf of Evolve as a means of ensuring continued compliance and reliability for Evolve, SynapseFi, the Company, and its end users. The SynapseFi agreement is a significant milestone in the development of the planned RiotX exchange.

The SynpaseFi Agreement will enable RiotX users to gain access to accredited banking institutions, and it will provide the Company with assurances through its Application Program Interfaces (“API”) of the identity and location of RiotX users.  The API provided by SynapseFi will enable the Company to track and identify its users in order to prevent fraud and improper use of its RiotX exchange.  As the Company has previously disclosed, regulatory compliance has been and continues to be a top priority for its development of RiotX, including complying with territorial restrictions on the exchange of digital currencies.  For example, SynapseFi’s API will enable to Company to know where the user is when accessing RiotX, thereby enabling the Company to prevent a user from Montana, a state where the exchange of digital currencies is permitted, from traveling to neighboring Wyoming, where the exchange of digital currencies is not permitted, and using RiotX in the prohibited jurisdiction.

(ii) Trading Engine

On August 31, 2018, the Company signed a Software Licensing and Subscription Services Agreement (the “Coinsquare Agreement”) with goNumerical, Ltd. (d/b/a “Coinsquare”) to provide the Company with a comprehensive digital currency exchange platform inclusive of a Trading Engine and Digital Wallet Services. Under the Coinsquare Agreement, Coinsquare would have been responsible for the day to day management, hosting, customer support and other operational services provided to RiotX users, and would have been responsible for integration of banking services software into RiotX once a software as service agreement was reached with a third party vendor. In total, the Coinsquare Agreement had an initial cost for the first year in excess of $1,500,000, an equity grant of 9.9% of the equity interest in RiotX Holdings, and an issuance of 450,000 shares of the Company’s common stock to Coinsquare. The Coinsquare Agreement was terminated by mutual agreement of the Company and  Coinsquare on September 17, 2018, as reported by the Company on Form 8-K on September 18, 2018, prior to the issuance of the Company’s common stock, and all shares of RiotX Holdings were returned by Coinsquare pursuant to the termination.  As of the date of the original filing of the Quarterly Report, November 19, 2018, the Company had not reached an agreement with a third party vendor or vendors to replace those services which would have been provided by Coinsquare pursuant to the Coinsquare Agreement, including a Trading Engine.

(iii) Digital Wallet Services

The Company plans to integrate SynapseFi’s banking services technologies and a to-be-determined Digital Wallet Services provider’s technology into a licensed Trading Engine in order to complete the development of the RiotX exchange. Digital Wallet Services will provide RiotX exchange users with secured means of storing digital currencies for exchange on RiotX.  Digital Wallet Services are a core component of the Company’s planned RiotX exchange, and will be integrated into RiotX as soon as a service vendor is selected and an agreement is formalized. Once the Company has consummated an agreement with an appropriate Digital Wallet Services provider, The Company will be in a position to start bringing its RiotX digital currency exchange online in those jurisdictions where it has obtained regulatory approval.

Project Timeline for RiotX

The Company anticipates launching its RiotX digital currency exchange late in the first quarter of 2019, which is subject to change based on several factors. Once the exchange software is online, the Company plans to offer services in a limited number of states in order to fully validate the performance of the system and debug any potential issues with RiotX. Throughout this time, the Company plans to increase staff levels to support additional users and refine its procedures for compliance, security and general support of RiotX. As the Company obtains the necessary regulatory approval in a given jurisdiction, the Company intends to bring RiotX online in that jurisdiction, with the ultimate goal of bringing RiotX online in all 50 states except Hawaii and Wyoming by the end of 2019. The regulatory hurdles faced by the Company, and its progress in this regard, is discussed in greater detail under the section titled “Regulatory Framework of RiotX”¸ below.  Management believes this timeline is achievable, but, in light of difficulties in obtaining regulatory approval, reaching software as service agreements with third party vendors, and capital restrictions affecting the Company, this timeline may be delayed.

Reaching software service agreements with third party vendors for the RiotX exchange has presented a delay for the Company’s development of the RiotX exchange. Termination of the Coinsquare Agreement requires the Company to replace Coinsquare with another provider (or providers) that would fulfill various technology components (such as the Trade Matching Engine and Digital Wallet Service for RiotX) as well as customer support and management services, all of which were to be handled by Coinsquare staff under the original Coinsquare Agreement. In addition to allocating its own personnel and resources to handling the customer service and troubleshooting aspects of the RiotX exchange which would have been handled by Coinsquare under the Coinsquare Agreement, the Company must integrate the services provided by third party vendors into the RiotX exchange to provide the Company with the necessary services for the development and operation of its planned exchange.

The timeline to launch the RiotX exchange will depend on several factors including, but not limited to: performance of the Company and its ability to finance its deployment; the federal and state regulatory landscape; the ability of the Company to secure proper licensing in each state in which it intends to operate; the Company’s technology implementation schedule; and the Company’s ability to raise capital to continue funding the development of the RiotX exchange. Any delay in these factors, as well as additional unforeseen or unforeseeable factors, may result in the delay of the launch of the RiotX exchange platform.

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

Regulatory Framework of RiotX

As of the date of this prospectus, RiotX is licensed and/or approved in five states and has pending licenses in another 17 states, with review in another two states. The Company plans to be operational in 24 states by the launch date of RiotX by the end of the first quarter of 2019.  However, management continues to work towards the long-term goal of obtaining regulatory approval of the RiotX exchange in all 50 U.S. states, with the exception of Hawaii and Wyoming, by the end of 2019; which timeline is subject to delays caused by regulatory review, market forces, and other factors outside of the Company’s control.

In furtherance of its plan for regulatory compliance, the Company’s purchase of 92.5% of Logical Brokerage Corp. (“Logical Brokerage”), which is an introducing broker registered with the Commodities Futures Trading Commission and the National Futures Administration, was completed in March of 2018. The Company subsequently obtained a Money Services Business License from FinCEN in May of 2018. The Company then obtained a Money Transmitter License from the State of Florida for RiotX in June of 2018. In October Logical Brokerage and RiotX were approved for application in a consortium of 17 states for fast track approval for Money Transmitter Licenses. We expect to receive these licenses in the first quarter of 2019. In December of 2018, RiotX obtained a Sellers-Issuers of Payment Instruments and Money Transmitter License from the State of Georgia and is actively pursuing additional state Money Transmitter Licenses. Additionally, RiotX, through Logical Brokerage, is a licensed futures introducing broker registered with the Commodity Futures Trading Commission and is a member of the National Futures Association.  RiotX is licensed with FinCEN as a Money Service Business.  These additional licenses may permit the Company to explore additional exchange developments in the future.

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

As of September 30, 2018, the Company had approximate balances of cash and cash equivalents of $1,607,000, a working capital deficit of $1,178,000, total stockholders’ equity of $16,532,000 and an accumulated deficit of $185,796,000. To date, the Company has in large part relied on debt and equity financing to fund its operations.  As of September 30, 2018, the Company has been closely monitoring its cash and cash equivalents and has reduced its operating expenses, as needed, in order to continue to execute the Company’s strategy.  Management believes that the Company will require additional capital to meet its obligations arising from normal business operations for the next twelve months.  Without additional capital, the Company’s ability to continue to operate as a going concern will be limited. If unable to obtain adequate capital, the Company could be forced to reduce or cease its operations. The Company is currently pursuing capital transactions in the form of debt and equity; however, management cannot provide any assurance that we will be successful in its plans.

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

As of September 30, 2018, the trading spot price of bitcoin, our primary digital currency asset, has significantly declined from its highest conversion spot price in 2018. Management has determined that a conversion spot price for bitcoin of $3,000 per bitcoin is the lowest acceptable “floor price” at which continued peak operation of the mine comports with the Company’s short- and long-term strategies. At a conversion spot price at or below $3,000 per bitcoin, the ratio of revenue generated to operating costs from our digital currency mining operation is not supportable based on current internal projections. Should the spot price of bitcoin fall below $3,000 per bitcoin, management may reduce or completely deactivate its digital currency miners as a cost-saving measure.  Management could substantially reduce or cease the Company’s digital currency mining activities until such a time as bitcoin begins to trade at a more advantageous conversion spot price against the U.S. Dollar, at which point the Company could immediately re-initiate its miners and resume bitcoin production from its digital currency mining facility.

If the spot price of bitcoin were to consistently trade at or below $3,000 per bitcoin and management were to successfully reduce or eliminate its variable operating expenses associated with its digital currency mining operation, sell certain of its salable assets at prices below fair market value, reduce payroll and delay the launch of its RiotX exchange, management believes that the Company can continue as a going concern for at least three months.  This estimate is based on current internal projections of the Company’s expenses, and does not account for unforeseen or unforeseeable costs such as additional legal or regulatory expenses which the Company cannot reasonably predict.  If such isolated or continuing unpredictable costs occur, the Company’s predictions could change materially.

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

Additionally, even if the present trend of the decline in the conversion price of bitcoin to U.S. Dollars reverses and the Company is able to convert its digital currency assets to U.S. Dollars at a more advantageous price, the Company will need to raise additional capital to continue its operations and pursue its strategies, including the development of RiotX, and the need to respond to competitive pressures or unanticipated working capital requirements. The Company may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If the Company raises additional equity financing, the Company’s shareholders may experience significant dilution of their ownership interests, and the value per share of the Company’s common stock could decline. Furthermore, if the Company engages in additional debt financing, the holders of debt would have priority over the holders of common stock, and the Company may be required to accept terms that restrict its ability to incur additional indebtedness and take other actions that would otherwise possibly not be in the interests of the Company’s shareholders, forcing it to maintain specified liquidity or other ratios.

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

The online nature of digital currencies such as bitcoins and their immutability poses a unique threat to their security. We have implemented robust security measures to minimize the exposure of our digital currencies to such risks including, without limitation, cold storage procedures to “air-gap” our digital currency keys from the internet. These measures are not perfect and improper access to and transfer of our digital current assets may still occur despite our security measures. By their nature, bitcoin transactions are largely irreversible. Our recourse in the event of theft or other loss is limited to our ability to secure restitution from the improper transferors or transferees of our digital currency assets. Recovery from such individuals may be limited by a number of factors including, without limitation, our ability to locate and identify both the transferors and transferees. This risk may pose a threat to the trading price of our common stock, and the occurrence of such an event could have a materially adverse effect on our business and operations.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Condensed Interim Consolidated Financial Statements. **

* Filed herewith.
** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Castle Rock, Colorado on March 6, 2019.

Riot Blockchain, Inc. (Registrant)

Dated: March 6, 2019	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal Chief Executive Officer (Principal Executive Officer)

Dated: March 6, 2019	/s/ Robby Chang
Robby Chang Chief Financial Officer (Principal Financial and Accounting Officer)