Form 10-K
period 2018-12-31
Riot Blockchain, Inc.
filed 2019-04-02
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-33675

RIOT BLOCKCHAIN, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1553387
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

202 6th Street, Suite 401, Castle Rock, CO	80104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (303) 794-2000

Securities registered under Section 12(b) of the Exchange Act:

Common Stock no par value per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock, no par value, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock as quoted on the Nasdaq Stock Market LLC on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $85.0 million. Accordingly, the registrant qualifies under the SEC’s revised rules as a “smaller reporting company.”

As of April 1, 2019, the registrant had 14,762,809 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Riot Blockchain, Inc.’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Stockholders' Meeting to be held in 2019 are incorporated by reference into Part III of this Form 10-K.

RIOT BLOCKCHAIN, INC.

RIOT BLOCKCHAIN, INC.

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, the “Company”, “Riot Blockchain, Inc.” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “anticipates,” “plans,” “will,” “should,” “could,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, as well as any risk factors we may disclose in future filings from time to time, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

•	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms;

•	Other risks and uncertainties related to our business plan and business strategy; and

•	Ability to continue as a going concern.

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

PART I

ITEM 1. BUSINESS

Overview

Blockchain and Digital Currencies Generally

Distributed blockchain technology is a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Digital currencies serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account. Examples of digital currencies include: bitcoin, bitcoin cash, and litecoin.  Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management, and governance.

Digital currencies are decentralized digital currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The network is an online, peer-to-peer network that hosts the public transaction ledger, known as the blockchain, and each digital currency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a digital currency network, every peer has its own copy of the blockchain, which contains records of every historical transaction - effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the digital currency. Since transfers do not require involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer transactions. Units of digital currency can be converted to fiat currencies, such as the US dollar, at rates determined on various exchanges, such as Coinsquare in Canada, Coinbase, Bitsquare, Bitstamp, and others. Digital currency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe digital currencies offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

•	Acting as a fraud deterrent, as digital currencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;

•	Immediate settlement;

•	Elimination of counterparty risk;

•	No trusted intermediary required;

•	Lower fees;

•	Identity theft prevention;

•	Accessible by everyone;

•	Transactions are verified and protected through a confirmation process, which prevents the problem of double spending;

•	Decentralized – no central authority (government or financial institution); and

•	Recognized universally and not bound by government imposed or market exchange rates.

However, digital currencies may not provide all of the benefits they purport to offer at all or at any time.

Bitcoin was first introduced in 2008 and was first introduced as a means of exchange in 2009. Bitcoin is a consensus network that enables a new payment system and a completely new form of digital money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, we believe bitcoin can be viewed as cash for the Internet. The bitcoin network shares a public ledger called the “blockchain”. This ledger contains every transaction ever processed, allowing a user's computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing all users to have full control over sending bitcoins currency rewards from their own bitcoin addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in bitcoins for this service. This process is often called “mining.”

As with many new and emerging technologies, there are potentially significant risks.  Businesses (including the Company) which are seeking to develop, promote, adopt, transact or rely upon blockchain technologies and digital currencies have a limited track record and operate within an untested new environment.  These risks are not only related to the businesses the Company pursues, but the sector and industry as a whole, as well as the entirety of the concept behind blockchain and digital currency as value.  Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in “mining,” which is the term for using the specialized computers in connection with the blockchain for the creation of new units of digital currency.

Riot’s Business

The Company, since late 2017, has directed its efforts towards blockchain and digital currency businesses.  Specifically, the Company has entered into businesses involving digital currencies and intends to consider entering and evolving businesses related to these types of digital currencies.  This strategy represents a departure from the Company's historical mission following several failed efforts to obtain regulatory approval for new medical devices and the manufacture and distribution of specialized medical equipment.   The Company experienced large accumulated losses from those efforts and determined to control expenses and seek to curtail ongoing losses expected from those efforts. These historical human life sciences businesses, excluding the animal health business, have been shuttered following the adoption of the Company’s strategic plan to shift to blockchain and digital currency business.

Blockchain and Digital Currency Mining.

The Company has built a digital currency mining operation, operating specialized computers (also known as “miners”) that generate digital currency (primarily bitcoin).  As of December 31, 2017, the Company owned 1,200 miners acquired as a result of the business combination with Kairos Global Technology, Inc. (“Kairos”) in November 2017. During February 2018, in two separate transactions the Company acquired an additional 6,800 miners bringing the total miners owned to 8,000.  During February 2018, Kairos entered into a lease agreement for an approximately 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease the Company began consolidating all of its miners at the data center facility.  As of December 31, 2018, approximately 7,731 of the miners were operating.

The Company utilizes specialized miners manufactured by Bitmain. Many of these miners were in short supply and the cost of acquisition of miners especially in large quantities, when available, varied widely.  The Company acquired all of its miners from related and unrelated third parties, and certain of the acquisitions included deployment work such as access to operating facilities, support, and related equipment for which the Company paid a premium over the listed retail cost from the manufacturers. It was expected that this miner supply shortage condition would continue and that in order to continue to grow, the Company would need to continue to source mining equipment that may become available from third parties.

Further affecting the industry, and particularly for the bitcoin blockchain, the digital currency reward for solving a block is subject to incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 in November 28, 2012 at block 210,000 and again to 12.5 on July 9, 2016 at block 420,000. The next halving for bitcoin is expected in May 2020 at block 630,000 when the reward will reduce to 6.25. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected around 2140. Similarly, litecoin first halved on August 25, 2015 at block 840,000 from 50 to 25. It is expected to halve a second time in August 2019 at block 1,680,000 to 12.5.  Historically, these events have resulted in subsequent increases in the price of the respective cryptocurrency. However, many factors influence the price of Bitcoin currency rewards and Litecoin currency rewards and a potential increase or decrease in price  following a future halving is unknown.

Mining Pools

A “mining pool” is the pooling of resources by miners, who share their processing power over a network and split rewards according to the amount of work they contributed to the probability of placing a block on the blockchain. Mining pools emerged in response to the growing difficulty and available hashing power that competes to place a block on the bitcoin blockchain.

The Company participates in mining pools wherein groups of miners associate to pool resources and earn digital currency together allocated to each miner according to the “hashing” capacity they contribute to the pool.  As it relates to bitcoin, the hash rate is the speed at which a computer is completing an operation in the bitcoin code, and hashing capacity would be a miner's total output.  A higher hash rate increases the opportunity of solving the next block and receiving the mining reward. As additional miners competed for the limited supply of blocks, individuals found that they were working for months without finding a block and receiving any reward for their mining efforts.  To address this variance, miners started organizing into pools to share mining rewards more evenly on a pro rata basis based on total hashing capacity contributed to the mining pool.

The mining pool operator provides a service that coordinates the computing power of the independent mining enterprise. Fees are paid to the mining pool operator to cover the costs of maintaining the pool.  The pool uses software that coordinates the pool members’ hashing power, identifies new block rewards, records how much work all the participants are doing, and assigns block rewards for successful algorithm solutions in-proportion to the individual hash rate that each participant contributed to a given successful mining transaction.  While we do not pay pool fees directly, pool fees are deducted from amounts we may otherwise earn. Fees (and payouts) fluctuate and historically have been approximately 2% on average.

Mining pools are subject to various risks such as disruption and down time.  Riot has internally created software that monitors its pool performance and reward rates to monitor credits for our contributed hashing power.  In the event that a pool experiences down time or not yielding returns, our results may be impacted.

Other Activities

In addition to mining, we are seeking to pursue our diversified blockchain and digital currency focused strategy, in part through targeted investments in, and acquisitions of, businesses and assets within the blockchain ecosystem. As of December 31, 2018, we owned approximately 12.1% of goNumerical Ltd., (d/b/a “Coinsquare”) which operates a leading Canadian exchange for purchasing and selling digital currencies.  We also invested $200,000 in the form of a convertible note issued by Verady, LLC (“Verady”). Verady is seeking to provide accounting, audit and verification services for blockchain based assets such as digital currencies.  We also own greater than 50% of Tess Inc., (“Tess”) which is developing TessPay and other blockchain solutions for telecommunications companies. TessPay is a payments ecosystem for component and sub-component supply chain settlements (payments). In 2017 Tess announced that it had signed an agreement with Cresval Capital Corp, a Canadian company (“Cresval”) and in February 2019, Cresval announced the termination of that plan of merger. During 2019 Tess has curtailed certain activities as a result of cash flow shortages. During the year ended December 31, 2018, we formed Digital Green Energy Corp., a wholly owned subsidiary, which sought to identify environmentally friendly projects with large energy capacity and a cost-effective rate for energy for digital currency mining operations and data center projects. Due to regulatory changes in the target region as well as the decline in the price of various digital currencies, we have suspended work at this subsidiary. Digital Green Energy’s operations during 2018 were not significant.

Logical Brokerage Corp

On March 27, 2018 we acquired 92.5% of Logical Brokerage Corp. (“Logical Brokerage” or “LBC”) for a $600,000 cash payment. Logical Brokerage is registered with the Commodity Futures Trading Commission (“CFTC”) as an introducing broker and a member of the National Futures Association (“NFA”).  Logical Brokerage intends in the future to do business under the name RIOTX. The Company believes that Logical Brokerage will allow the Company to investigate the establishment of a futures brokerage operation and a U.S. digital currency exchange operating lawfully in several states, and a futures brokerage operation, although there can be no assurance the Company will be successful. Neither the CFTC nor the NFA regulate spot-market digital currency exchanges or activity, although the CFTC's jurisdiction is implicated when there is fraud or manipulation involving a virtual currency traded in interstate commerce.

On June 6, 2018, the U.S. Securities and Exchange Commission (“SEC”) Chairman Jay Clayton stated in a press interview that “bitcoin” is not a security.  This statement was closely followed by William Hinman, Director of the Division of Corporation Finance, who issued a statement on June 14, 2018 that “ethereum” is also not a security.  In light of similarities, we believe that the SEC may evaluate bitcoin cash and litecoin and may similarly conclude these digital currencies are not securities.  At the present time, Logical Brokerage is in the planning and development stage. Its plan of operation is not complete as it is pursuing required regulatory authorization to perform exchange-type functions for digital currency assets.  However, the Company plans to initially consider serving as an exchange for bitcoin and ethereum which as noted, the SEC has stated do not meet the United States Supreme Court Howey-test definition of security at this time.  If the SEC takes a similar position for them, the Company will consider evaluating the inclusion of bitcoin cash and litecoin as part of its planned exchange.  Any future activities will necessarily need to be evaluated on a case by case basis as criteria are developed to evaluate digital currency assets seeking to utilize the platform and client certification processes.

The Company primarily mines bitcoin, and litecoin, and may at times mine bitcoin cash. At the present time the inclusion of additional digital currency assets have not been addressed by the Company and when addressed will be the subject of review which would include evaluating whether additional digital currency assets that seek to be registered for sale on the exchange would be permitted, whether activities will require further licensing or regulation by Logical Brokerage, and future interpretations by regulators in order to comply with applicable rules and regulation in effect from time to time.

Business Profile and Risks

The decision to pursue blockchain and digital currency businesses exposes the Company to risks associated with a new and untested strategic direction.  The prices of digital currencies have experienced substantial volatility in recent periods which may reflect “bubble” type volatility, meaning that high or low prices may have little or no merit, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting.  The results of the Company's mining operations in generating and reporting revenues from its mining operations are reported under the fair value method of accounting under present accounting rules. The nature of its affairs may require it to become registered as an investment company, if the digital currency we own, acquire or mine were to be deemed an investment security by the SEC, although we do not believe any of the digital currencies we own, acquire or mine are securities.  We do not believe that we are engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. As of December 31, 2018, we do not believe we are an inadvertent investment company, however resolution of pending comments received from the SEC have not been concluded and this issue has not been resolved by SEC rules or regulations. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning digital currency treatment.   If so required, we may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and digital currency on hand or liquidating our investment securities or digital currency.

Competition

In digital currency mining, companies, individuals and groups generate units of digital currency through mining. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers.  Miners may organize themselves in mining pools. The Company competes or may in the future compete with other companies that focus all or a portion of their activities on owning or operating digital currency exchanges, developing programming for the blockchain, and mining activities.  At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.  Published sources of information include “bitcoin.org” and “blockchain.info”; however, the reliability of that information cannot be assured.

Competition Generally

Several public companies, such as the following, may be considered to compete with us, although we believe there is no company, including the following, which engages in the same scope of activities as we do.

•	Overstock.com Inc.

•	Bitcoin Investment Trust

•	Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd)

•	DMG Blockchain Solutions Inc.

•	Hashchain Technology Inc.

•	Hive Blockchain Technologies Inc.

•	Hut 8 Mining Corp.

•	MGT Capital Investments, Inc.

Logical Brokerage / RiotX Competition

We believe there are several companies operating digital currency exchange operations in the United States that will be competitors to Logical Brokerage / RiotX and more potential competitors are expected to emerge.  Little information is known about these companies as they are privately owned and reliable information about their size and operations is not known and not readily available.  The current known competitors include:

➢	Gemini

➢	Coinbase

➢	Coinsquare

➢	Itbit

➢	Kraken

➢	Poloniex / Circle

➢	Bittrex

➢	Bitstamp

➢	Binance

➢	Houbi

Of the competitors listed above, we believe Overstock.com is among the best known, and traditionally has been known for its status as an e-retailer.  Overstock.com has been investing in blockchain and digital currency startups for several years through Medici Ventures, its wholly-owned subsidiary according to public reports by Overstock.com. Medici has more than a dozen portfolio companies, including tZero. tZero is a wholly-owned subsidiary of Overstock.com that focuses on the development and commercialization of financial technology (also known as “fintech”) with blockchain technology. On April 8, 2018 tZero, the blockchain subsidiary of Overstock.com, announced the release of a demo version of the prototype of its security token trading software which demonstrates how security tokens may be traded on the platform.  tZero’s trading platform has been developed to compete with traditional stock exchanges by integrating cryptographically-secured distributed ledgers with existing market processes to reduce settlement time and costs, and increase transparency and efficiency. tZero launched in early 2019.

Products and Services

Digital Currency Mining – Riot operates a digital currency mining facility for the sole purpose of mining digital currencies (primarily bitcoin, and to a much lesser degree litecoin and bitcoin cash). In the future, Riot may also consider leveraging our expertise to offer managed services for other mining sites.  We do not offer outside parties the ability to purchase cloud mining “as a service” or hosted mining services.  Our facility and mining platform are operating with the primary intent of accumulating bitcoin and other digital currencies which we sell for fiat currency from time to time. Our mining operation in Oklahoma hosts about 8,000 ASIC miners which have access to approximately 12 megawatts of power supplied to our leased facility.  The estimated hashing rate generated from our mining operation may be expected to be over 101 petahash per second (“PH/s”) at full deployment.  This is an estimate only and actual outputs of the mine is subject to changes in the difficulty rates associated with the bitcoin network and other conditions that impact our mining output.

Digital Currency Exchange – Riot may offer exchange services intended for use by retail and institutional investors in the future.  Riot is actively investigating the launch of an exchange that would provide secure and regulatory compliant access to services which exchange digital currencies like bitcoin and Ethereum for cash. This exchange may pursue offering additional investment products in the future, such as futures and securitized token trading.  Any availability of these offerings would be determined based on regulatory requirements and guidance and market conditions.

Logical Brokerage / RiotX as a Digital Currency Exchange

RiotX Holdings, Inc. has recently been formed by Riot, as the parent company of Logical Brokerage (“LBC”). LBC is presently registered as an Introducing Broker with the NFA and CFTC (NFA#0458756).  LBC has no customers and has done no business since it was acquired on March 23, 2018.  LBC and RiotX are investigating the launch of a licensed digital currency exchange in the United States focused on retail clients. LBC and RiotX intend to offer retail clients the opportunity to safely buy and sell a variety of digital currencies. These may initially consist of bitcoin and ethereum, and possibly others in the future and in any case, Riot will evaluate such digital currency on a case-by-case basis prior to inclusion on its planned exchange, subject to regulatory approval and state licensing.

LBC may offer futures trading to qualified customers in the future, but presently has no plans to do so.  LBC presently has no plans to offer securitized token trading or participate in initial coin offerings in any way.

LBC intends to investigate to obtain proper licensing and suitability to be able to serve customers in all states except Wyoming and Hawaii. LBC intends to use vetted and licensed third-party companies for several features, including the latest identification and geo-location technology to ensure trading is limited to participants from states in which the Company may offer its services.

LBC has registered with FinCEN as a Money Service Business (“MSB”), MSB# 31000125058756, and has received Money Transmitter Licenses for the State of Florida, License Number FT230000224, from which operations would be based, and the State of Georgia, License Number 63844.

Performance Metrics – Hashing

Riot operates mining hardware which performs computational operations in support of the blockchain measured in ”hash rate“ or ”hashes per second”.  The original equipment used for mining bitcoin utilized the Central Processing Unit (CPU) of a computer to mine various forms of digital currency.  Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (GPU), which offers significant performance advantages over CPUs.  General purpose chipsets like CPUs and GPUs have since been replaced in the mining industry by Application Specific Integrated Circuits (ASIC) chips like those found in the Bitmain Antminer S9.  These ASIC chips are designed specifically to maximize the rate of hashing operations. The latest equipment utilized in Riot's mining operations performs approximately 13.5 - 14 terahash per second (TH/s) per unit.  This mining hardware is competitive in the current mining environment, however advances and improvements to the technology are ongoing and may be available in quantities to the market in the near future. Riot measures our mining performance and competitive position based on overall hash rate being produced in our mining sites.  We believe that our current inventory of Antminer S9 equipment establishes us as being amongst the top public companies in the United States mining digital currency.

Government Regulation

Government Regulation of blockchain and digital currency is largely non-existent at present and is being actively considered by the United States federal government via a number of agencies (SEC, the U.S. Commodities Future Trading Commission (“CFTC”), Federal Trade Commission (“FTC”), and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury) and in other countries. State government regulations also may apply to certain activities such as digital currency exchanges (bitlicense, banking, and money transmission regulations) and other activities in which we participate or may participate in the future.  Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain or digital currency business (NASDAQ, NYSE, FINRA, state securities commissions).  We have received numerous questions through comment letters about our business from the SEC and have sought to respond to all SEC questions, although until satisfactorily resolved, open comments may delay or prevent registration of our securities under the Securities Act of 1933, as amended (the “Securities Act”) and may require amendment of our filings.  We have received several information requests from NASDAQ and believe we have responded to all such requests, although further requests may be made in the future.

Blockchain and digital currency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in digital currencies generally.  Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to our businesses, or when they will be effective.  Various bills have also been proposed in congress for adoption related to our business which may be adopted and have an impact on us.  The offer and sale of digital currency assets in initial coin offerings, which is not an activity we expect to pursue, has been a central focus of recent regulatory inquiries.  However, as the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities.  For instance, our mining may become subject to regulation under the Securities Act and/or the Investment Company Act of 1940 (the “Investment Company Act”), if the SEC takes the position that our mining of digital currencies constitutes the holding of securities or investment securities, as such terms are understood under such acts.  See the Section entitled “Risk Factors” herein.

Government Regulation Relating to the Activities of Logical Brokerage

Exchanges for securities must be registered as a national securities exchange or must be exempt from such registration requirement (e.g., registered broker-dealers operating as alternative trading systems).  As a result, we do not currently intend for our planned digital currency exchange operations through our Logical Brokerage subsidiary to allow trading in digital currencies (including digital currencies issued in Initial Coin Offerings, commonly known as “ICO”s) that may be classified as securities.  Rather, we anticipate that such operations would, at least initially, facilitate the exchange of digital currencies like bitcoin and ethereum. Consistent with recent statements of SEC senior staff members, we do not believe that such digital currencies are securities. This sentiment is echoed in Notice 2014-21 published by the Internal Revenue Service (“IRS”) on March 23, 2018 which calls for digital currency to be treated as personal property for U.S. federal tax purposes.  However, if regulatory changes or interpretations were to require the regulation of bitcoin or other digital  currencies as securities under the U.S. securities laws or if the SEC were to otherwise take the position that digital currencies may only trade on or are otherwise subject to the rules of a national securities exchange unless exempt from such requirements, the required registrations and regulatory compliance steps could result in extraordinary expenses or burdens to us or potentially require us to discontinue (or cease pursuing) digital currency exchange operations, which would have an adverse effect on our plans and our business or operations.

Logical Brokerage is a CFTC-registered introducing broker and is subject to oversight by the CFTC and the NFA.  The CFTC and NFA do not have functional oversight over digital currency exchanges, but the CFTC has authority to bring enforcement actions arising from perceived fraud and/or manipulation.  As a result, we must comply with CFTC and NFA requirements applicable to introducing brokers, including complying with anti-money laundering requirements.

LOGICAL BROKERAGE CORP. IS A MEMBER OF NFA AND IS SUBJECT TO NFA'S REGULATORY OVERSIGHT AND EXAMINATIONS. HOWEVER, YOU SHOULD BE AWARE THAT NFA DOES NOT HAVE REGULATORY OVERSIGHT AUTHORITY OVER UNDERLYING OR SPOT VIRTUAL CURRENCY PRODUCTS OR TRANSACTIONS OR VIRTUAL CURRENCY EXCHANGES, CUSTODIANS OR MARKETS.

Because Logical Brokerage’s proposed activities will likely constitute an MSB under regulations promulgated by the FinCEN under the authority of the Bank Secrecy Act, Logical Brokerage has registered with FinCEN as an MSB, is instituting an anti-money laundering program, and is adopting policies and procedures requiring it to make certain reports to FinCEN and maintain certain records. Logical Brokerage Corp (LBC) is presently registered as an Introducing Broker with the NFA and CFTC, NFA#0458756, an MSB # 31000125058756 and Money Transmitter Licenses for the State of Florida, # FT230000224, and the State of Georgia, #63844.

Further, Logical Brokerage’s proposed activities will constitute “money transmitter” activities or be otherwise regulated (e.g., by New York under its so-called “Bitlicense” regime) under one or more state laws. As a result, Logical Brokerage is seeking appropriate licenses or otherwise register with appropriate state regulators and will comply with state regulations which include the implementation of anti-money laundering programs, cyber security, consumer protection, financial and reporting requirements, and maintenance of certain records and other operational requirements. Without a required money transmitter license, we could not engage in money transmitter activities with persons residing in the relevant state (or from such state), or engage in other activities (e.g., custody) requiring another license such as a Bitlicense. Logical Brokerage has already commenced applying for appropriate licenses in Florida and will continue to evaluate or seek to obtain state money transmitter licenses, as necessary, on a state by state basis. In addition, it is possible that other regulations may apply to our currency exchange operations, such as consumer protection laws, however we have not evaluated the impact or requirements of such other laws currently, as we are focused initially on compliance requirements of the various laws described above.  Our inability to comply with any rules or regulations or federal or state laws applicable to our planned Logical Brokerage activities, or decision to discontinue to pursue or inability to continue such activities once commenced, would have a material adverse effect on our business and operations.

Intellectual Property

We actively use specific hardware and software for our digital currency mining operation.  In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, Riot intends to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and digital currency related operations.  We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others.  In addition, we anticipate developing certain proprietary software applications for purposes of our digital currency mining and our planned digital currency exchange operations which will become our intellectual property.

Legacy Business - Animal Health IP

We have an animal health patent portfolio which originated under the exclusive license agreement with Washington University in St. Louis (“WU” or “Washington University in St. Louis”), under which we obtained intellectual property rights to WU's patent estate.  This extensive portfolio consists of both patents and pending patent applications (approximately 25 patents and numerous patent applications) related to our animal health products that we previously had under development.  The term of the WU License Agreement ends upon the expiration of the last patent to expire.  Patents in the estate have expiration dates ranging from 2010 to 2019.  We reimburse WU for the costs of patent filings, namely prosecution and maintenance fees.  Additional patents in the animal health portfolio have been filed by us outside of the WU License Agreement.

A patent filing for the recombinant luteinizing hormone technology was submitted in 2004, entitled “Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone.”  This patent family claims methods of administering rLH, the timing of administration, and dosage given in order to increase formation of accessory corpora lutea and maintain pregnancies in treated animals.  To date, five foreign patents have been granted for “Methods and Kits for Maintaining Pregnancy, Treating Follicular Cysts, and Synchronizing Ovulation Using Luteinizing Hormone,” New Zealand patent 542549 was granted March 12, 2009 (expiring March 2024), Australia 2004218365 was granted May 27, 2010 (expiring March 2024), European patent 1610803 was granted December 15, 2010 (expiring March 2024), Canadian patent 2518268 was granted December 10, 2013 (expiring March 2024) and Brazil was granted May 31, 2016 (expiring March 4, 2026).  The patent was granted by the European Patent Office and has been validated in the following countries: Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Switzerland and the United Kingdom.  Currently, there are additional foreign patent applications that are in prosecution.

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

A patent filing for the equine follicle stimulating hormone technology was filed in 2008, entitled “Activity of Recombinant Equine Follicle Stimulating Hormone.”  This patent family provides coverage for the single chain eFSH itself, methods of administering reFSH, the timing of administration, and dosage given in order to increase reproductive activity in treated animals.  The first patent in the patent family was granted in China in April 2013 (200880123523.8) expiring November 28, 2028.  The U.S. Patent for this family was granted in September 2014 (8,835,386) expiring November 28, 2028. The patent was granted for Canada (2,685,437) on June 2, 2015 and will expire February 8, 2028. The European patent was granted in August 2018 (2244717), expires November 2028 and includes the following countries:  Belgium, Germany, France, Great Britain, Italy and the Netherlands.  Currently, there are additional foreign patent applications that are in prosecution.

The Company's animal health intellectual property has been licensed under the long-term agreement Ceva agreement under which the licensee continues to develop drugs for commercial use in non-human mammals.

Research and Development

As part of our normal operating activities we actively explore advanced methods of managing digital currency mining operations at scale.  This includes monitoring software, management tools, and programmable hardware components for gathering data and the configuration of mining equipment.  This work includes software tools supporting at scale management of the Bitmain “Antminer” family of systems.  These devices have an application interface that is accessible to users for the purposes of automation, monitoring and software maintenance.  The existing software that is provided directly from the manufacturer is not designed for the scale or size of our operation. The mining operations rely on this technology to help streamline our daily system management, provide near real time reporting of faults and deliver configuration updates to the entire fleet of miners. We have also adapted these technologies to leverage cloud computing in order to offer access to these tools across a global footprint of mining sites. Our costs to date in such development activities have been nominal.

We are also in beta development of private mining pools. Mining pools are groups of miners that work as a team and contribute their hashing power to solving computations that secure the blockchain. By pooling resources, miners increase the odds and consistency of receiving block rewards, which are the fees collected as part of bitcoin's “proof of work” security model. Securing the bitcoin network is based heavily on the distributed nature of mining power. As mining pools have become more popular, higher percentages of the global hash rate have become centrally managed. This centralization has created potential security concerns within the bitcoin community. See the Section entitled “Risk Factors” herein. The Company is privately testing its own mining pool platform exploring prospects, opportunities and risks in providing an alternative to major players such as AntPool and BTC.com, which are owned and operated by Bitmain. There is no assurance that the mining pool platform we are developing will be launched or can become commercially viable. Our costs to date in such development activities has been nominal.

Employees

As of March 31, 2019, we had six employees, all of whom are full-time.  In addition, Tess, of which we own greater than 50%, had 14 full time employees as of March 31, 2019.  We believe our employee relations to be good. Currently, our activities rely on the services of consultants and operators of data centers under support agreements to maintain our miners and for other activities.

Since entering the blockchain industry in October 2017, we have terminated all of our employees related to our historical businesses with the exception of certain accounting personnel.

Corporate Information

Our principal executive offices are located at 202 6th Street, Suite 401, Castle Rock, CO 80104, where our legacy life sciences businesses were located and the location where our records are kept and the principal business address for our current chief executive officer and accounting staff.  Our principal operating location commencing in 2018 is the newly leased 107,000-square foot data center facility in Oklahoma City, Oklahoma. Our Florida office opened in 2018, is newly leased 1,700 square foot office space located at One Financial Plaza, 100 SE 3rd Ave., Fort Lauderdale, Florida 33394.

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

Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the SEC under the Securities Exchange Act of 1934, as amended on the SEC’s website www.sec.gov.  These documents may also be accessed on our website: www.riotblockchain.com. These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC.  The information contained in, or that can be accessed through, the website is not part of this Annual Report on Form 10-K.

ITEM 1A. — RISK FACTORS

An investment in the Company's common stock involves a high degree of risk, and an investor should only purchase the Company's securities if he or she can afford to suffer the loss of his or her entire investment. In determining whether to purchase the Company's common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report and the Company's other public filings before making a decision to purchase the Company's securities. In addition to the risks discussed below, other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in those forward-looking statements. See also the Section entitled “Forward-Looking Statements” herein.

General Risks
We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.
We are not profitable and have incurred losses since our inception.  We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.  We were previously engaged in animal health and life science‑oriented businesses and were not successful in those businesses.  In late 2017, we determined to instead pursue a blockchain and digital currency‑related business, initially through investments in existing companies.  Our initial efforts in this new business will continue to focus primarily on digital currency mining and a potential digital currency exchange and a futures brokerage operation.  Currently, however, our primary operations are at our digital currency mining facility in Oklahoma City, Oklahoma. Our current strategy is new and unproven, is in an industry that is itself new and evolving, and is subject to the risks discussed below.  This strategy, like our prior ones, may not be successful, and we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern.

We have experienced recurring losses and negative cash flows from operations.  As of December 31, 2018, we had approximate balances of cash and cash equivalents of $225,000, a working capital deficit of $4,348,000, total stockholders' equity of $4,491,000 and an accumulated deficit of $197,199,000. To date, we have, in large part, relied on equity financing to fund our operations.

Our primary focus is on our digital currency mining operation located in Oklahoma City, Oklahoma, along with our investigation of the launch of RiotX as a digital currency exchange in the United States. That operational focus and our acquisitions of Kairos and Tess, and our investment in goNumerical Ltd., (d/b/a “Coinsquare”), and our new name, reflects a strategic decision by us to operate in the blockchain and digital currency related business sector. Our current strategy will continue to expose us to the numerous risks and volatility associated within this sector.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with recent and potential future acquisitions, development of the RiotX exchange platform, as well as public company, legal and administrative related expenses. As disclosed in Note 17 to our Consolidated Financial Statements contained herein, subsequent to December 31, 2018, we issued a series of Senior Secured Convertible Promissory Notes totaling $3,358,333, to three investors. These notes and an equivalent number of warrants were issued for a net investment amount of $3,000,000. Proceeds from these notes are being used for near-term working capital and general corporate purposes. We are closely monitoring our cash balances, cash needs and expense levels.

We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital either in the form of equity or debt. Without additional capital, our ability to continue to operate will be limited. If we are unable to obtain adequate capital in the near-term, we could be forced to reduce or cease our operations. We are currently pursuing capital transactions in the form of debt and equity, however, we cannot provide any assurances that we will be successful in our plans. The consolidated financial statements herein disclosed do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Our mining operating costs outpace our mining revenues, which could seriously harm our business or increase our losses.
Our mining operations are costly, and we expect our expenses may increase in the future.  This expense increase may not be offset by a corresponding increase in revenue.  Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts.  Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.
We may be unable to raise additional capital needed to grow our business.
We will likely continue to operate at a loss, at least until our business becomes established, or if digital currency prices decline, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements.  We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations.  If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise be not in the interests of our stockholders.

We have an evolving business model.
As digital currency assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve.  In order to stay current with the industry, our business model may need to evolve as well.  From time to time, we may modify aspects of our business model relating to our product mix and service offerings.  We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.  We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector and we may lose out on those opportunities.  Such circumstances could have a material effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.
We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our shareholders' ownership, increase our debt or cause us to incur significant expense; notwithstanding the foregoing, our growth may depend on our success in uncovering and completing such transactions.

We commenced the implementation of our new strategy with our investment in Coinsquare and have made several additional investments and acquisitions in the blockchain sector.  Most recently, we acquired Logical Brokerage Corp. to serve as a platform for our planned digital currency exchange.  We may pursue, and our growth may depend upon our success in making, other investments in companies and acquisitions of businesses and assets and/or strategic alliances and joint ventures.  We have limited experience in acquiring other companies and forming strategic partnerships.  We may not be able to find suitable partners or acquisition candidates, and may not be able to complete such transactions on favorable terms, if at all.  If we make any acquisitions, we may not be able to integrate these acquisitions successfully into the existing business, and could assume unknown or contingent liabilities.

Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations.  Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business.  We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations.  Further, we may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture if such investments prove fruitless.

To finance any acquisitions or joint ventures, we may choose to issue shares of common stock as consideration, which would dilute the ownership of our existing shareholders.  Additional funds may not be available on terms that are favorable to us, or at all.  If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using stock as consideration.

We may not be able to compete with other companies, some of whom have greater resources and experience.
We may not be able to compete successfully against present or future competitors.  We do not have the resources to compete with larger providers of similar services at this time.  The digital currency industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do.  With the limited resources we have available, we may experience great difficulties in expanding and improving our network of computers to remain competitive and with creating a U.S. based digital currency exchange.  Competition from existing and future competitors, particularly Overstock.com and the many Canadian companies that have access to cheap energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future.  This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our securities, which would harm investors in our Company.
The properties included in our mining network may experience damages, including damages that are not covered by insurance.
Our current operational mine in Oklahoma City, Oklahoma is, and any future mines we establish will be, subject to a variety of risks relating to physical condition and operation, including:

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

For example, a mine could be rendered inoperational, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine.  The security and other measures we take to protect against these risks may not be sufficient.  Additionally, our mines could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity.  Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage.  Our insurance covers the replacement cost of any lost or damaged miners, but does not cover any interruption of our mining activities; our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events.  In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines.  The potential impact on our business is currently magnified because we are only operating a single mine.

Our mines are also subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites.  Our mines are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations.  These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. We presently comply with all environmental laws and regulations, but shifting policies could require us to expand additional compliance cost, which could have an adverse effect on our business.

Our chief executive officer is new; loss of key members of management, or our inability to attract and retain qualified personnel could adversely affect our business.
Our success and future growth will depend to a significant degree on the skills and services of our senior management team.  Our chief executive officer was appointed in February 2019, and we need to continue to grow our senior management team.  If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.  Furthermore, any future changes in our senior management team may be disruptive to our business.
The loss of key members of management could inhibit our growth prospects.  Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel.  As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the digital currency industry.  The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, our business could be harmed.
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
A number of securities class action complaints and a shareholder derivative action have been filed against us and certain of our current officers and directors, as described more fully in Item 3, Legal Proceedings.  Shareholders have filed three class action complaints against us in three states, accusing us of violations of the federal securities laws based on purported material misrepresentations or omissions allegedly made by the Company.  Each class action complaint seeks unspecified money damages and other relief on behalf of a putative class of persons who purchased or otherwise acquired our common stock between November 13, 2017 and February 15, 2018.  The shareholder derivative case alleges similar disclosure violations and seeks unspecified monetary damages and corporate governance reforms.  If these matters cannot be resolved expeditiously, management's attention may be diverted to this matter and there can be no assurance that the litigation would be settled.  If the current litigation proceeds or if additional claims are filed, the legal and other costs associated with the defense of these actions and their ultimate outcomes could have a material adverse effect on our business, financial condition and results of operations.  While we expect insurance to cover many of the costs associated with defending such litigation, insurance coverage may be insufficient and could require a diversion of our resources.  There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

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
As a public reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting.  Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.  Substantial work will continue to be required to further implement, document, assess, test and remediate our system of internal controls.

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

We identified material weaknesses in our internal control over financial reporting in the prior year and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2018, we concluded that our internal control over financial reporting contained material weaknesses. To remediate these material weaknesses, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.
We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of our next fiscal year on December 31, 2019.
If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.
We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act of 1940.

U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”).  Unless a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily control, we may be required to register and become subject to regulation under the Investment Company Act.  If bitcoin and other digital currencies were to be deemed securities for purposes of the Investment Company Act, we would have difficulty avoiding classification and regulation as an investment company.

If we were deemed to be, and were required to register as, an investment company, we would be forced to comply with substantive requirements under the Investment Company Act, including limitations on our ability to borrow money and limitations on our capital structure; restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations affecting investment companies.  If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy.  To avoid regulation under the Investment Company Act and related SEC rules, we could need to divest ourselves of bitcoin and other assets which we would otherwise want to retain and we could be unable to sell assets which we would otherwise want to sell.  In addition, we could be forced to acquire additional, or retain existing, income-generating or loss-generating assets which we would not otherwise have acquired or retained and could need to forgo opportunities to acquire bitcoin and other assets that would benefit our business.  If we were forced to sell, buy or retain assets in this manner, we could be prevented from successfully executing our business strategy. Accordingly, if bitcoin and other digital currencies are determined to be securities and we, therefore, become subject to investment company requirements, we could experience material adverse effects on our business.
We may be classified as an inadvertent investment company.

We believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act a company may be deemed an investment company under section 3(a)(1)(C) thereof if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

As a result of our investments and our mining activities, including investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company.  The digital currency we own, acquire or mine may be deemed an investment security by the SEC, although we do not believe any of the digital currencies we own, acquire or mine are securities.  An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the  Investment Company Act.  One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer's total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis.  As of December 31, 2018, we do not believe we are an inadvertent investment company, however resolution of pending comments received from the SEC have not been concluded and this issue has not been resolved by SEC rules or regulations. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning digital currency treatment.   We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and digital currency on hand or liquidating our investment securities or digital currency or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As the Rule 3a-2 exception is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

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

On April 9, 2018, the Company received a subpoena from the SEC requesting certain information from the Company.  The Company has fully cooperated with the SEC request.  The Company has notified its insurance carrier and is in a dispute regarding potential coverage, although there can be no assurance that the costs of compliance with the subpoena or any related matters will be eligible for insurance coverage.  Nevertheless, responses to the subpoena have and may continue to entail cost and management's attention. The existence of an investigation of the Company could have a materially adverse effect on the Company, its business or operations.

Our chief executive officer and our management team has limited experience.

Our management team suffers from limited experience in blockchain, digital currency assets and digital currency.  Inasmuch as the industry is in its infancy and few people would be able to describe themselves as having extensive experience when it comes to digital currency, the Company nevertheless believes blockchain, digital currency assets and digital currency are an emerging asset class and its management and key employees, and contractors allow it to remain competitive in the market. Should these skills not be compatible with the needs of our business, and we cannot hire qualified personnel or management, the results could have a material adverse effect on our business and operations.
Digital Currency-Related Risks
Regulatory changes or actions may alter the nature of an investment in us or restrict the use of digital currencies in a manner that adversely affects our business, prospects or operations.
As digital currencies have grown in both popularity and market size, governments around the world have reacted differently to digital currencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.  Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.
Our change in our business strategy has subjected us to increased SEC scrutiny, which scrutiny may continue in the future.
We were previously focused in life science‑oriented businesses (as a diagnostics company and then a research tools company), under the name Bioptix.  In late 2017, we determined to abandon this business and instead pursue a blockchain and digital currency related business.  The SEC has announced that it is scrutinizing public companies that change their name or business model in a bid to capitalize upon the hype surrounding blockchain technology, and has suspended trading of certain of such companies.  Continued regulatory scrutiny over the Company’s business could have a material adverse effect on our business, prospects or operations.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in digital currencies is subject to a variety of factors that are difficult to evaluate.
The use of digital currencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital currency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of digital currencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of digital currencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably.  The factors include, but are not limited to:
•	continued worldwide growth in the adoption and use of digital currencies as a medium to exchange;

•	governmental and quasi-governmental regulation of digital currencies and their use, or restrictions on or regulation of access to and operation of the network or similar digital currency systems;

•	changes in consumer demographics and public tastes and preferences;

•	the maintenance and development of the open-source software protocol of the network;

•	the increased consolidation of contributors to the bitcoin blockchain through mining pools;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	the use of the networks supporting digital currencies for developing smart contracts and distributed applications;

•	general economic conditions and the regulatory environment relating to digital assets; and

•	negative consumer sentiment and perception of bitcoin specifically and digital currencies generally.
The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account, which would harm investors in our securities.
Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide digital currency-related services or that accept digital currencies as payment, including financial institutions of investors in our securities.
A number of companies that provide bitcoin and/or other digital currency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services.  Similarly, a number of companies and individuals or businesses associated with digital currencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to digital currencies has been particularly harsh. We also may be unable to obtain or maintain these services for our business.  The difficulty that many businesses that provide bitcoin and/or derivatives on other digital currency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of digital currencies as a payment system and harming public perception of digital currencies, and could decrease their usefulness and harm their public perception in the future.
The usefulness of digital currencies as a payment system and the public perception of digital currencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other digital currency-related services.  This could occur as a result of compliance risk, cost, government regulation or public pressure.  The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert digital currencies to fiat currencies.  Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.
We may face risks of Internet disruptions, which could have an adverse effect on the price of digital currencies.
A disruption of the Internet may affect the use of digital currencies and subsequently the value of our securities.  Generally, digital currencies are dependent upon the Internet.  A significant disruption in Internet connectivity could disrupt a currency's network operations until the disruption is resolved and have an adverse effect on the price of digital currencies.

The impact of geopolitical events on the supply and demand for digital currencies is uncertain.
Geopolitical crises may motivate large-scale purchases of bitcoin and other digital currencies, which could increase the price of bitcoin and other digital currencies rapidly.  This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment.  Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.
As an alternative to fiat currencies that are backed by central governments, digital currencies, which are relatively new, are subject to supply and demand forces.  How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our common stock.  Political or economic crises may motivate large-scale acquisitions or sales of digital currencies either globally or locally.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or any other digital currencies we mine or otherwise acquire or hold for our own account.
Acceptance and/or widespread use of digital currency is uncertain.
Currently, there is a relatively limited use of any digital currency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities.  Banks and other established financial institutions may refuse to process funds for digital currency transactions, process wire transfers to or from digital currency exchanges, digital currency-related companies or service providers, or maintain accounts for persons or entities transacting in digital currency.  Conversely, a significant portion of digital currency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset.  Price volatility undermines any digital currency's role as a medium of exchange, as retailers are much less likely to accept it as a form of payment.  Market capitalization for a digital currency as a medium of exchange and payment method may always be low.
The relative lack of acceptance of digital currencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services.  Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin or any other digital currencies we mine or otherwise acquire or hold for our own account.
Transactional fees may decrease demand for bitcoin and prevent expansion.
As the number of bitcoins currency rewards awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the bitcoin network may transition from a set reward to transaction fees.
In order to incentivize miners to continue to contribute to the bitcoin network, the bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block.  This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee.  If transaction fees paid for bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoin as a means of payment and existing users may be motivated to switch from bitcoin to another digital currency or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoin and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoin that could adversely impact an investment in our securities. Decreased use and demand for bitcoin may adversely affect its value and result in a reduction in the price of bitcoin and the value of our common stock.
We face risks from the lack of clarity in the corporate governance of many digital currency systems.
Lack of clarity in the corporate governance of many digital currency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles.  Governance of many digital currency systems is by voluntary consensus and open competition with no clear leadership structure or authority.  To the extent lack of clarity in corporate governance of digital currency systems leads to ineffective decision making that slows development and growth of such digital currencies,, the value of our common stock may be adversely affected.
It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin, ether, or other digital currencies, participate in blockchains or utilize similar digital currency assets in one or more countries, the ruling of which would adversely affect us.
Although currently digital currencies generally are not regulated or are lightly regulated in most countries, one or more countries such as China and Russia, which have taken harsh regulatory action in recent months, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital currency assets or to exchange for fiat currency.  Such restrictions may adversely affect us as the large-scale use of digital currencies as a means of exchange is presently confined to certain regions globally.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account, and harm investors.

There is a lack of liquid markets, and possible manipulation of blockchain/digital currency‑based assets.
Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets.  Stock exchanges have listing requirements and vet issuers; requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties.  These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform's controls and other policies.  The more lax a distributed ledger platform is about vetting issuers of digital currency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of digital currency assets.  These factors may decrease liquidity or volume, or increase volatility of digital securities or other assets trading on a ledger-based system, which may adversely affect us.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account, and harm investors.
Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in digital currencies.
We compete with other users and/or companies that are mining digital currencies and other potential financial vehicles, including securities backed by or linked to digital currencies through entities similar to us.  Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in digital currencies directly, which could limit the market for our shares and reduce their liquidity.  The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our new strategy or operate at all, or to establish or maintain a public market for our securities.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account, and harm investors.
The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.
The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto.  This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account, and harm investors.
Our digital currencies may be subject to loss, theft or restriction on access.
There is a risk that some or all of our digital currencies could be lost or stolen. Digital currencies are stored in digital currency sites commonly referred to as “wallets” by holders of digital currencies which may be accessed to exchange a holder’s digital currency assets.  Access to our digital currency assets. Access to our digital currency assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet.  A hot wallet refers to any digital currency wallet that is connected to the Internet.  Generally, hot wallets are easier to set up and access then wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities.  Cold storage refers to any digital currency wallet that is not connected to the Internet.  Cold storage is generally more secure, but is not ideal for quick or regular transactions.  We hold the majority of our digital currencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.
Hackers or malicious actors may launch attacks to steal, compromise or secure digital currencies, such as by attacking the digital currency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means.  We may be in control and possession of one of the more substantial holdings of digital currency.  As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats.  Any of these events may adversely affect our operations and, consequently, our investments and profitability.  The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our digital currency holdings or the holdings of others held in those compromised wallets. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Digital currencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet's public key or address is reflected in the network's public blockchain.  We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets.  To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our digital currency rewards and such private keys may not be capable of being restored by any network.  Any loss of private keys relating to digital wallets used to store our or our client's digital currencies could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account.
Risks due to hacking or adverse software event.
In order to minimize risk, Riot has established processes to manage wallets that are associated with our digital currency holdings.  There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our digital currency due to an adverse software or cybersecurity event.  Riot utilizes several layers of threat reduction techniques, including: (i) the use of hardware wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation storage and use of private keys.
At present, the Company is evaluating several third-party custodial wallet alternatives, but there can be no assurance Riot will utilize such services, as other new options may develop in the future, and if a custodial wallet is used there can be no assurance that such services will be more secure than those the Company presently employs. Human error and the constantly-evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.  If our security procedures and protocols are ineffectual and our digital currency assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise and we may lose much of the accumulated value of our digital currency mining activities.  This would have a negative impact on our business and operations.
Incorrect or fraudulent digital currency transactions may be irreversible.
Digital currency transactions are irrevocable and stolen or incorrectly transferred digital currencies may be irretrievable.  As a result, any incorrectly executed or fraudulent digital currency transactions could adversely affect our investments and assets.
Digital currency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the digital currencies from the transaction.  In theory, digital currency transactions may be reversible with the control or consent of a majority of processing power on the network, however, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to effect this reversal.  Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a digital currency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft.  It is possible that, through computer or human error, or through theft or criminal action, our digital currency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.  Further, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen digital currency.  To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account.
Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.
The Office of Financial Assets Control of the US Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently without our knowledge engage in transactions with persons named on OFAC's SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital currency assets. Moreover, federal law prohibits any US person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

Digital currencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.
Digital currencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling digital currencies is essential to the widespread acceptance of digital currencies as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business.  Many digital currency networks face significant scaling challenges.  For example, digital currencies are limited with respect to how many transactions can occur per second.  Participants in the digital currency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner's or validator's block.  However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of digital currency transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.
The price of digital currencies may be affected by the sale of such digital currencies by other vehicles investing in digital currencies or tracking digital currency markets.
The global market for digital currency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver.  The mathematical protocols under which certain digital currencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply.  To the extent that other vehicles investing in digital currencies or tracking digital currency markets form and come to represent a significant proportion of the demand for digital currencies, large redemptions of the securities of those vehicles and the subsequent sale of digital currencies by such vehicles could negatively affect digital currency prices and therefore affect the value of the digital currency inventory we hold.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account.

Because there has been limited precedent set for financial accounting of bitcoin and other digital currency assets, the determination that we have made for how to account for digital currency assets transactions may be subject to change.
Because there has been limited precedent set for the financial accounting of digital currencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for digital currency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined digital currency rewards and more generally negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any digital currencies we hold or expects to acquire for our own account and harm investors.
Digital Currency Mining-Related Risks
There are risks related to technological obsolescence and difficulty in obtaining new hardware.
Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining digital currencies are lower than the price of a bitcoin. As our mining facility operates, our miners experience ordinary wear and tear, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control.  The degradation of our miners will require us to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market.  Reports have been released which indicate that Bitmain adjusts the prices of its miners according to bitcoin prices, so the cost of new machines is unpredictable but could be extremely high. Further, given supply limitations and competition from other industry participants, those miners can be difficult to obtain from Bitmain directly on a timely basis. As a result, at times, we may obtain Bitmain miners and other hardware from third parties at premium prices, to the extent they are available. For example, in November 2017, in order to facilitate the launch of our mining operations without the potential delay associated with acquiring miners directly from Bitmain, we purchased Bitmain miners at substantially above Bitmain's list prices. Additionally, to keep pace with technological advances and competition from other mining companies, we will need to replace or update our miners and other equipment from time to time to stay competitive. This process will require substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis. Also, because our miners are expected to require replacement in a relatively short amount of time, we expect to depreciate them over only a two-year period for financial reporting purposes, adversely affecting our reported operating results. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy, which could have a material adverse effect on our business and the value of our common stock.
Our reliance primarily on a single model of miner may subject our operations to increased risk of mine failure.
The performance and reliability of our miners and our technology is critical to our reputation and our operations. Because we currently only use Bitmain miners, if there are issues with those machines, our entire system could be affected. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Any exploitable weakness, flaw, or error common to Bitmain miners affects all our miners, if a defect other flaw is exploited, our entire mine could go offline simultaneously. Any interruption, delay or system failure could result in financial losses, a decrease in the trading price of our common stock and damage to our reputation.

The Company’s reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on the Company operations.
We use third–party mining pools to receive our mining rewards from the network. Bitcoin mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are reliant on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given bitcoin mining application in order to assess the proportion of that total processing power we provided.  While we have internal methods of tracking both our power provided and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward.  We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.
The primary digital currencies for which we mine, bitcoin and litecoin, are subject to halving; the digital currency reward for successfully uncovering a block will halve several times in the future and their value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 in November 28, 2012 at block 210,000 and again to 12.5 on July 9, 2016 at block 420,000. The next halving for bitcoin is expected in May 2020 at block 630,000 when the reward will reduce to 6.25. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected around 2140. Similarly, litecoin first halved on August 25, 2015 at block 840,000 from 50 to 25. It is expected to halve a second time in August 2019 at block 1,680,000 to 12.5. While bitcoin and litecoin prices have had a history of price fluctuations around the halving of their respective digital currency rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward.  If a corresponding and proportionate increase in the trading price of these digital currencies does not follow these anticipated halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.
Our future success will depend in large part upon the value of bitcoin; the value of bitcoin and other digital currencies may be subject to pricing risk and has historically been subject to wide swings.
Our operating results will depend in large part upon the value of bitcoin because it’s the primary digital currency we currently mine.  Specifically, our revenues from our bitcoin mining operations are based upon two factors: (1) the number of bitcoin rewards we successfully mine and (2) the value of bitcoin.  In addition, our operating results are directly impacted by changes in the value of bitcoin, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we will be marking bitcoin to fair value each quarter).  This means that our operating results will be subject to swings based upon increases or decreases in the value of bitcoin.  Furthermore, our new strategy initially focuses almost entirely on bitcoin (as opposed to other digital currencies). Further, our current application-specific integrated circuit (“ASIC”) machines (which we refer to as “miners”) are principally utilized for mining bitcoin and bitcoin cash and cannot mine other digital currencies, such as ether, that are not mined utilizing the “SHA-256 algorithm.” If other digital currencies were to achieve acceptance at the expense of bitcoin or bitcoin cash causing the value of bitcoin or bitcoin cash to decline, or if bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which our miners are not specialized, or the value of bitcoin or bitcoin cash were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors.
Bitcoin and other digital currency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms.  Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions.  Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of digital currencies, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both bitcoin and shares of our common stock.
We may not be able to realize the benefits of forks.
To the extent that a significant majority of users and miners on a digital currency network install software that changes the digital currency network or properties of a digital currency, including the irreversibility of transactions and limitations on the mining of new digital currency, the digital currency network would be subject to new protocols and software.  However, if less than a significant majority of users and miners on the digital currency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software.  The effect of such a fork would be the existence of two versions of the digital currency running in parallel, yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset.  Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a digital currency, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain.  A fork in the network of a particular digital currency could adversely affect an investment in our securities or our ability to operate.
We may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect an investment in our securities.  If we hold a digital currency at the time of a hard fork into two digital currencies, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork.  However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons.  For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new digital currency exceed the benefits of owning the new digital currency.  Additionally, laws, regulation or other factors may prevent us from benefitting from the new asset even if there is a safe and practical way to custody and secure the new asset.

There is a possibility of digital currency mining algorithms transitioning to proof of stake validation and other mining‑related risks, which could make us less competitive and ultimately adversely affect our business and the value of our stock.
Proof of stake is an alternative method in validating digital currency transactions.  Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive.  We, as a result of our efforts to optimize and improve the efficiency of our digital currency mining operations, may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain form this as a result, and may be negatively impacted if a switch to proof of stake validation were to occur.  This may additionally have an impact on other various investments of ours, including how it may potentially affect transactional volume on Coinsquare or affect our strategy for investigating the launch of a digital currency exchange in the United States.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account.
To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoin rewards earned by mining in the market, thereby constraining growth of the price of bitcoin that could adversely impact us, and similar actions could affect other digital currencies.
Over the past two years, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers.  Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations.  Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers.  They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms.  As a result, professionalized mining operations are of a greater scale than prior miners and have more defined and regular expenses and liabilities.  These regular expenses and liabilities require professionalized mining operations to maintain high profit margins on the sale of bitcoin. To the extent the price of bitcoin declines and such profit margin is constrained, professionalized miners are incentivized to more immediately sell bitcoin earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoin for more extended periods.  The immediate selling of newly mined bitcoin greatly increases the trading volume of bitcoin, creating downward pressure on the market price of bitcoin rewards.
The extent to which the value of bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation.  A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoin rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative.  In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing bitcoin prices.  Lower bitcoin prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily.
The foregoing risks associated with bitcoin could be equally applicable to other digital currencies, whether existing now or introduced in the future.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin and any other digital currencies we mine or otherwise acquire or hold for our own account, and harm investors.
If a malicious actor or botnet obtains control of more than 50% of the processing power on a digital currency network, such actor or botnet could manipulate blockchains to adversely affect us, which would adversely affect an investment in us or our ability to operate.
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a digital currency, it may be able to alter blockchains on which transactions of digital currency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all.  The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control.  The malicious actor could “double-spend” its own digital currency (i.e., spend the same bitcoin in more than one transaction) and prevent the confirmation of other users' transactions for as long as it maintained control.  To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the digital currency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible.  The foregoing description is not the only means by which the entirety of blockchains or digital currencies may be compromised, but is only an example.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in bitcoin.  The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions.  To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power will increase because the botnet or malicions actor could compromise more than 50% mining pool and thereby gain control of blockchain, whereas if the blockchain remains decentralized it is inherently more difficult for the botnet of malicious actor to aggregate enough processing power to gain control of the blockchain, may adversely affect an investment in our common stock. Such lack of controls and responses to such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account, and harm investors.
Digital currencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.
As with any computer code generally, flaws in digital currency codes may be exposed by malicious actors.  Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users' information.  Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred.  Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account.

We are subject to risks associated with our need for significant electrical power.  Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.
The operation of a bitcoin or other digital currency mine can require massive amounts of electrical power.  Further, our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a bitcoin are lower than the price of a bitcoin.  As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case.  There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations.  For example, the board of commissioners of Chelan County Public Utility District in Washington voted to stop reviewing applications for mining facilities following a review of the impact of existing operations.  Additionally, our mines could be materially adversely affected by a power outage.  Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a government restriction on electricity or a power outage. If we are unable to receive adequate power supply and are forced to reduce our operations due to the availability or cost of electrical power, our business would experience materially negative impacts.

If the award of digital currency rewards, for us primarily bitcoin for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may cease mining operations, which will likely lead to our failure to achieve profitability.
As the number of digital currency rewards awarded for solving a block in a blockchain decreases, our ability to achieve profitability worsens.  Decreased use and demand for bitcoin rewards may adversely affect our incentive to expend processing power to solve blocks.  If the award of bitcoin rewards for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may cease our mining operations.  For instance, the current fixed reward for solving a new block on the bitcoin blockchain is twelve and a half bitcoin currency rewards per block, which decreased from 25 bitcoin in July 2016.  It is estimated that it will halve again in about one year.  This reduction may result in a reduction in the aggregate hash rate of the bitcoin network as the incentive for miners decreases.  Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions) and make digital currency networks more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on a blockchain, potentially permitting such actor or botnet to manipulate a blockchain in a manner that adversely affects our activities.  A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible.  Such events could have a material adverse effect on our ability to continue to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account.

Our dependence on third-party software and personnel may leave us vulnerable to price fluctuations and rapidly changing technology.
Competitive conditions within the digital currency industry require that we use sophisticated technology in the operation of our business.  We currently utilize third party software applications in our mining operations.  Further, we are licensing Synapse and Shift Market software to run our planned exchange and we may not be able to amend or change our agreements with these third party service providers to respond to changes in the market.  The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards.  New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive.  We may not be successful, generally or relative to our competitors in the digital currency industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner.  During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation.  Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business and operations may suffer, and there may be adverse effects on the price of our common stock.
Risks Associated with our Exploratory Efforts to Launch a U.S. Digital Currency Exchange and Related Businesses
We may not successfully develop, market and launch any digital currency exchange.
We are investigating and planning the development of a digital currency exchange. For a variety of reasons (including but not limited to the regulatory challenges and other risks discussed below), we could suffer significant delays in our efforts to establish such an exchange, and may ultimately not be successful in doing so. We will need to obtain additional management, regulatory compliance and technical expertise and devote substantial time and effort to this project. We also expect to need to raise additional funds (which may be seek by offering direct investments in this business) to pursue development of the exchange, and we may not be successful in raising that capital.  It is possible that the launch of our digital currency exchange may never occur, and even if it is successfully developed, it is possible that it will not be accessed or utilized by a large number of users or will otherwise not achieve market acceptance. If our planned exchange is never launched or is never accessed and used by a large number of users, than we may be forced to reduce or cease our operations of our exchange, and we could lose all of our investment therein.
If regulatory changes or interpretations require the regulation of bitcoin or other digital currency assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Commodity Exchange Act or similar laws of other jurisdictions and interpretations by the SEC, CFTC, IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level.  To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expenses or burdens to us.
Regulatory developments, including current and future legislation, SEC rulemaking, interpretations released by a regulatory authority, and/or judicial decisions, may impact the manner in which bitcoin or other digital currencies are viewed or treated for classification and clearing purposes.  In particular, bitcoin and other digital currencies may not be excluded from the definition of “security” by SEC rulemaking or interpretations which require registration of all transactions therefor would occur on our planned exchange, unless another exemption is available, and require registration of trading platforms as “exchanges” with the SEC.
We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin and other digital currencies under applicable law.  If we determine that we are not able to comply, or otherwise fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental enforcement actions.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account, which would harm investors in our common stock.
We may be required to register as a money services business with the FinCEN and as a money transmitter in states with applicable money transmitter regulations.
To the extent that our activities cause us to be deemed a money services business under the regulations promulgated by the FinCEN under the authority of the Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records which could increase our compliance costs significantly. In addition, it is possible that other regulations may apply to our spot exchange operations. For example, the SEC may take the position that digital currencies may only be traded on or subject to the rules of a national securities exchange unless exempt from such requirements.

Furthermore, to the extent that our activities cause us to be deemed a “money transmitter” under one or more state laws (e.g., engaging in the business of exchanging virtual for fiat currency or virtual for digital currency) or that we are engaged in other business involving digital currency activities that are regulated in any state in which we operate, such as business conducting digital currency business activity in New York state, which requires a so-called “Bitlicense,” we may be required to seek a license or otherwise register with a state regulator and comply with state regulations. If we are required to register in these states and comply with their individual requirements, we can expect to incur significant compliance costs, including increased legal expenses, accounting expenses and internal costs. Without a required money transmitter license, we could not engage in money transmitter activities with persons residing in the relevant state (or from such state), or engage in other activities (e.g., custody) requiring another license such as a Bitlicense.
We intend to initially obtain state money transmitter licenses, as necessary, on a state by state basis and we currently have such licenses from Florida and Georgia. The process of obtaining the necessary licenses to effect such trades can take an extensive period of time, and as a result we may initially operate our digital currency spot exchange in a limited number of states. There is also a risk that necessary licenses will not be granted and that therefore we will be unable to establish an exchange in particular states, or at all.  If we are unable to establish a digital currency exchange (at all or in certain states), or if we are delayed in doing so, such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy, which could have a material adverse effect on our business, prospects or operations.
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
If we are successful in developing a spot exchange for trading digital currencies like bitcoin, we will begin to store, process, and use data, some of which contains personal information.  This will subject us to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection, content and other matters.  Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention, or engagement, any of which could seriously harm our business.
If we successfully launch a spot exchange for trading digital currency, we will be subject to a variety of laws and regulations in the United States and potentially other jurisdictions (such as The European Union) that affect matters central to our business, including but not limited to; anti-money laundering, user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services.  These laws can be particularly restrictive in countries outside the United States.  Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change.  In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate.  Because we may store, process and use data, some of which contains personal information, we will likely be subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection, content and other matters.  Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention, or engagement, any of which could seriously harm our business.  If we do not comply with all of our requirements, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.
Digital currency exchanges and other trading venues (including the Coinsquare exchange, in which we have an ownership interest) are relatively new and, in most cases, largely unregulated, and may therefore be subject to fraud and failures, including security breaches that may result in a loss of all or some digital currencies.
Digital currency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, derivatives on commodities or currencies.  For example, during the past three years, a number of exchanges offering bitcoin and other digital currencies have closed due to fraud, business failure or security breaches.  In many of these instances, the customers of the closed exchanges were not compensated or made whole for the partial or complete losses of their account balances.  While smaller exchanges are less likely to have the infrastructure and capitalization that may provide larger exchanges with some stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operations, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action.  Insurance for such exchanges is not currently readily available and we do not expect any insurance for customer accounts to be available (such as federal deposit insurance) at any time in the future, putting customer accounts at risk of such events.  In the event that we face fraud, security failures, operational issues or similar events, such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

Our introducing broker subsidiary is subject to oversight by the CFTC and NFA.

In connection with our plan to establish a digital currency spot exchange, our recently acquired subsidiary Logical Brokerage Corp., is a CFTC-registered introducing broker and is subject to oversight by the CFTC and the NFA.  The CFTC and NFA do not have functional oversight over digital currency spot exchanges, but the CFTC has authority to bring cases based on fraud and manipulation.  As a result of this, we must comply with CFTC and NFA requirements applicable to introducing brokers, including complying with anti-money laundering requirements. If we do not fully comply with all such requirements, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.
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

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties however, due to the open-source and constantly evolving nature of our business, we may not always be able to determine that we are using or accessing protected information or software.  For example, there could be issued patents of which we are not aware that our products infringe.  There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.  Moreover, patent applications are in some cases maintained in secrecy until patents are issued.  The publication of discoveries in scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed.  Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe.

Accordingly, we could expend significant resources defending against patent infringement and other intellectual property right claims; which could require us to divert resources away from operations.  Any damages we are required to pay or injunctions against our continued use of such intellectual property in resolution of such claims may cause a material adverse effect to our business and operations, which could adversely affect the trading price of our securities and harm our investors.

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
In addition, the trading prices of bitcoin have been highly unpredictable, and the trading prices of our common stock has generally been highly and directly correlated with the trading prices of bitcoin.  Specifically, we have experienced adverse effects on our stock price when the value of bitcoin has fallen, and we anticipate similar outcomes as our stock price tracks the general status of that digital currency.  Furthermore, if the market for bitcoin company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition.  That is, the trading price of our common stock is subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-digital currency assets such as revenue, cash flows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of digital currencies or blockchains generally, factors over which we have little or no influence or control.

Other factors which could cause volatility in the market price of our common stock include, but are not limited to:
•	actual or anticipated fluctuations in our financial condition and operating results or those of companies perceived to be similar to us;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	commercial success and market acceptance of blockchain and bitcoin and other digital currencies;

•	actions by our competitors, such as new business initiatives, acquisitions and divestitures;

•	strategic transactions undertaken by us;

•	additions or departures of key personnel;

•	prevailing economic conditions;

•	disputes concerning our intellectual property or other proprietary rights;

•	sales of our common stock by our officers, directors or significant shareholders;

•	other actions taken by our stockholders;

•	future sales or issuances of equity or debt securities by us;

•	business disruptions caused by earthquakes, tornadoes or other natural disasters;

•	issuance of new or changed securities analysts' reports or recommendations regarding us;

•	legal proceedings involving our company, our industry or both;

•	changes in market valuations of companies similar to ours;

•	the prospects of the industry in which we operate;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	the level of short interest in our stock; and

•	other risks, uncertainties and factors described in this annual report.
In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of the issuer.  These broad market fluctuations may negatively impact the price or liquidity of our common stock.  When the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer, and we have  been impacted in that way. See Item 3 – Legal Proceedings, “We, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of, or related to, allegedly false and misleading statements made in prior securities filings, and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.”
Our Bylaws contain a forum selection clause requiring stockholder suits against us to be brought in Nevada; our stockholders may be prejudiced by this clause.
In general, Nevada has traditionally been a favorable jurisdiction for companies in stockholder disputes.  Our Bylaws require our stockholders to bring their derivative suits against us in Nevada.  Accordingly, our stockholders may incur increased expense in bringing their own claims and may be prejudiced in such claims by judicial difference shown to corporate defendants in our chosen forum, Nevada.

Nevada law contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
Provisions in Nevada corporate law may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, Nevada corporate law contains strong “anti-takeover” provisions, which prohibit us from entering into a business combination with an “interested stockholder” or their affiliates for a period of two years after they become an “interested stockholder” unless certain provisions are met.  As a result, a proposed merger favored by our stockholders could be blocked by operation of Nevada law.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports.  We may not obtain or maintain analyst coverage in the future.  Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time and/or provide more favorable relative recommendations about our competitors.  If analysts who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose (or never gain) visibility in the financial markets, which in turn could cause the stock price of our common stock or trading volume to decline.  Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company and our stock price could decline.

The senior secured convertible promissory notes and warrants issued in connection with our recent private financing transactions are convertible or exercisable for shares of our common stock, which, upon conversion or exercise, will dilute the Company’s current stockholders’ equity value.

We issued senior secured convertible promissory notes and warrants in connection with a private financing completed on January 28, 2019, as previously reported on our current report on Form 8-K filed on February 2, 2019.  As previously disclosed, these notes and warrants are convertible into or exercisable for shares of our common stock.  To the extent such notes are converted and such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock.  Upon registration of such shares for resale on the public market, such conversion and exercise will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public trading market could adversely affect the market trading price of the Company’s common stock

We have not registered the shares of common stock issuable upon the conversion of the senior secured convertible promissory notes and upon exercise of the warrants we issued to our investors in connection with our recent private financing transaction under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to convert such notes or exercise such warrants, thus precluding such investor from selling the conversion and warrant shares on the public market, in violation of our agreements.

We have not registered the shares of common stock issuable upon the conversion of the notes or the exercise of the warrants under the Securities Act or any state securities laws at this time. Under the terms of the registration rights agreements entered into in connection with the financing, we have agreed to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon the conversion of the notes and/or exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the agreements with our investors. However, we can offer no assurance that we will be successful in obtaining an effective registration status to cover such issued securities that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or regulatory action prevents or delays our registration.  These warrants are subject to cashless exercise in an amount representing 100% coverage of the principal balance of the notes upon issuance and are exercisable by the investors six months after the closing date of the financing, but before the fifth year anniversary of the financing. However, no warrant will be exercisable, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption is available. If the issuance of the shares upon the conversion of the notes or the exercise of the warrants is not so registered or qualified or exempt from registration or qualification, our investors may declare that we have defaulted on our obligations under the financing agreements. This would entitle our investors to significant remedial rights under the financing agreements.  Accordingly, our failure to register the securities issuable upon conversion of the notes and exercise of the warrants may result in a material adverse effect to the Company.
Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.
We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no assurance that stockholders will be able to sell shares when desired.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

As a smaller reporting company subject to scaled disclosure requirements, this item is not applicable to us.

ITEM 2.   PROPERTIES.

Office Leases

As of December 31, 2018, the Company rents certain limited office and storage space under short-term arrangements, including office space were its accounting and financial reporting activities are located at 202 6th Street, Suite 401, Castle Rock, CO 80104.

On April 9, 2018, the Company entered into a commercial lease agreement (the “Lease”) with W-Crocker Fin Place Owner VII, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company shall lease approximately 1,694 rentable square feet of office and common area space in Fort Lauderdale, Florida from the Landlord. Pursuant to the terms of the Lease, the initial term shall be for thirty-nine (39) months (the “Lease Term”) expiring on August 09, 2021, with one, five-year option to renew. The initial base rent shall be $4,658.50 per month ($2.75 per sq. ft.) for the first year of the Lease Term and shall escalate at the rate of 3.0% per annum thereafter.

Mining Facility Lease

On February 27, 2018, the Company's wholly-owned subsidiary Kairos Global Technology, Inc., a Nevada corporation (“Tenant”), entered into a lease agreement (the “Lease”) with 7725 Reno #1, LLC, an Oklahoma limited liability company (the “Landlord”), pursuant to which the Tenant is leasing an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  Pursuant to the terms of the Lease, the Initial Term of one year shall terminate on February 15, 2019, unless terminated earlier pursuant to the terms of the Lease. Tenant shall have the right to operate from the premises on a 24 hour/seven day a week basis. Provided Tenant is not in default under the Lease, Tenant shall have four one-year renewal options, subject to increases in base rent as provided in the Lease. At least three months, but no more than six months, prior to the expiration of the initial Lease term or renewal term, as applicable, Tenant shall give Landlord written notice of its intent to exercise the applicable renewal option, which also includes incremental payment for additional electric capacity delivery.  If Tenant does not elect to exercise a renewal option, all remaining renewal options, if any, shall terminate.

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

On March 26, 2018, Kairos entered into a first amendment to the above lease (the “Lease Amendment”), whereby 7725 Reno agreed to increase the electrical power available for Kairos's use from 6MW to 12MW, and the base rent under the lease was increased to approximately $664,760 per month, effective as of the date when such additional power is available.

Effective as of November 29, 2018, Kairos entered into a second amendment to the lease (the “Second Lease Amendment”), whereby certain provisions of the Lease are amended. The Second Lease Amendment amends the lease by: (i) extending the initial term of the Lease through August 15, 2019; (ii) effective as of December 1, 2018, changing the monthly rent for the Lease as follows: (a) Kairos shall pay $235,000 for December of 2018, (b) $230,000 for January of 2019, and (c) $190,000 per month thereafter for the duration of the Lease, including any renewals; (iii) changing the monthly electricity usage charges due under the Lease as shown in the Second Lease Amendment; (iv)  providing that Kairos shall reimburse 7725 Reno for up to $14,000 of the costs of installing electricity metering devices in the leased facility; and (v) providing that, if it is not in default at that time, Kairos shall be have the option to renew the Lease for up to two (2) three (3) month periods after the expiration of the initial term of the Lease.

The Company believes that its leased facilities are adequate for its near-term needs.

ITEM 3.   LEGAL PROCEEDINGS.

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property, and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Paid expenses related to the defense of such claims are recorded by the Company as incurred and paid and included in the accompanying consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that, other than with regard to the Class Action described below, any material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Company's shareholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3: 18-cv-02293. The complaint asserts violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders that purchased stock from November 13, 2017 through February 15, 2018. The complaint alleges that the Company and certain of its officers and directors made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding its business plan in connection with its cryptocurrency business. The complaint requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

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

On April 18, 2018, Joseph J. Klapper, Jr., filed a complaint against Riot Blockchain, Inc., and certain of its officers and directors in the United District Court for the District of New Jersey (Klapper v. Riot Blockchain Inc., et al., Case No. 3: 18-cv-8031). The complaint contained substantially similar allegations and the same claims as those filed by Mr. Takata, and requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief. On November 6, 2018, the court in the Takata action issued an order consolidating Takata with Klapper into a single putative class action. The court also appointed Dr. Golovac as Lead Plaintiff and Motely Rice as Lead Counsel of the consolidated class action.

Lead Plaintiff filed a consolidated complaint on January 15, 2019.  Defendants filed motions to dismiss on March 18, 2019.  The briefing on the motions to dismiss will be completed in June 2019.  Subject to the outcome of the pending motions, defendants intend to continue to vigorously contest Lead Plaintiff’s allegations.  Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the preliminary conference, the court adjourned the conference until September 9, 2019 in lieu of staying the action.  Defendants do not anticipate any other activity on this case until the next preliminary conference.

On May 22, 2018, two additional shareholder derivative complaints were filed on behalf of the Company in the Eighth Judicial District Court of the State of Nevada in and for the County of Clark (Kish v. O'Rourke, et al., Case No. A-18-774890-B & Gaft v. O'Rourke, et al., Case No. A-18-774896-8). The two complaints make identical allegations, which are similar to the allegations contained in the shareholder class action complaints. The shareholder derivative plaintiffs also seek recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding abetting a breach of fiduciary duty. The complaints seek unspecific monetary damages and corporate governance changes.

On September 24, 2018, the court entered an order consolidating the Gaft and Kish actions, which is now styled as In re Riot BlockChain, Inc. Shareholder Derivative Litigation, Case No. A-18-774890-B. The plaintiffs filed a consolidated complaint on March 15, 2019.  The consolidated action has been temporarily stayed until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

On October 9, 2018, another shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Eastern District of New York (Rotkowitz v. O'Rourke, et al., Case No. 2:18-cv-05632). As with the other shareholder derivative actions, the shareholder plaintiff alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain of the Company's officers, directors, and an investor. The complaint's allegations are substantially similar to those made in the other securities class action and shareholder derivative complaints filed in 2018. The complaint seeks unspecific monetary damages and corporate governance changes. The parties filed a motion with the court to temporarily stay this action until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey. In response, the court dismissed the action without prejudice with leave to refile a complaint following the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

On October 22, 2018, a fifth shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Southern District of New York (Finitz v. O'Rourke, et al., Case No. 1: 18-cv-09640). The shareholder plaintiffs allege breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain of the Company's officers, directors, and an investor. The complaint's allegations are substantially similar to those made in the other securities class action and shareholder derivative complaints filed in 2018. The complaint seeks unspecific monetary damages and corporate governance changes. Upon the parties' stipulation, the court issued an order temporarily staying this action until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

Defendants intend to vigorously contest plaintiffs’ allegations in the shareholder derivative actions and plaintiffs’ right to bring the action in the name of Riot Blockchain.  But because the above litigation is still in the early stages, we cannot reasonably estimate the likelihood of unfavorable outcomes or the magnitude of such an outcomes, if any.

SEC Subpoena and Communications

On April 9, 2018, the Company received a subpoena from the SEC requesting documents.  We have and intend to fully cooperate with the SEC inquiry.

During 2018 the Company received several comment letters (the “Comment Letters”) from the Division of Corporation Finance and the Division of Investment Management of the Securities and Exchange Commission (“SEC”).  The Comment Letters have been issued on the Company’s periodic reports on Form 10-Q for the quarter ended March 31, 2018, Annual Report on Form 10-K for the fiscal year ended December 31, 2017, amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and current report on Form 8-K filed October 4, 2017.  The comments raise matters related to, among other things, the unsettled nature of accounting treatment for the Company’s digital currency mining and the fair value method selected by the Company (as opposed to intangible accounting methods proposed by some experts) and applicability to the Company of the Investment Company Act of 1940, particularly as relates to the Company’s minority interest in goNumerical, Inc. a/k/a Coinsquare.  The Company continues to engage in conversations with the staff of the Division of Enforcement, Division of Investment Management, Division of Corporation Finance, and Office of the Chief Accountant regarding the issues raised in the comment letters.

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

Beneficial Ownership

Pursuant to the rules of the Securities and Exchange Commission (the “SEC”), the Company has consistently reported its beneficial ownership positions in its proxy and other filings where beneficial ownership disclosures are presented, for certain beneficial owners with respect to any person (including any “group” as that term is used in section 13(d)(3) of the Securities and Exchange Act of 1934 (the “Exchange Act”) who is known to the Company to be the beneficial owner of more than 5% of the Company’s common stock.  The Company has relied on each person who has reported to the SEC beneficial ownership of more than 5% of our common stock to provide complete and accurate information regarding their ownership, based on the reports filed by these persons.

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

Other Actions

On May 31, 2018, M. Reese Everson filed a direct action against the Company in the United District Court for the District of Columbia (Everson v. Riot Blockchain Inc., Case No. 1: 18-cv-01292-CRC). The complaint alleges that the Company's Proposal 4 included with the 2018 Proxy Statement violated Section 14(a) of the Securities Exchange Act of 1934, and sought to enjoin the stockholder's vote on Proposal 4 in advance of the annual meeting scheduled for June 15, 2018. On June 8, 2018, the Company issued a press release stating that it resolved to withdraw the portion of the 2018 Proxy Statement related to Proposal 4 and will no longer solicit votes for Proposal 4. Plaintiff filed a notice of voluntarily dismissal of the action on June 8, 2018 after being notified of the Company's press release.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “RIOT” (previously traded under the symbol “BIOP” from December 13, 2016 to October 18, 2017 and under the symbol “APPY” from August 28, 2007 to December 12, 2016).

As of April 1, 2019, we had approximately 1,030 holders of record of our common stock.

The closing price of our common stock on April 1, 2019 was $3.54 per share.

On October 2, 2017, the Company's Board of Directors approved a special cash dividend pursuant to which the holders of the Company's common stock and Series A Preferred Stock, received $1.00 for each share of Common Stock held, including each share of Common Stock that would be issuable upon conversion of the Series A Preferred Stock, on an as converted basis. The cash dividend totaled approximately $9,562,000 with a record date of the close of business on October 13, 2017 and payment date of October 18, 2017. Other than the above special cash dividend, during the last two fiscal years we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Company's common stock will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant at the time a decision to make such a dividend may be determined by the Board.

Securities Authorized under Equity Compensation Plans Information

The Company currently has one equity compensation plan, The Riot Blockchain, Inc. 2017 Equity Incentive Plan (the “2017 Plan”).  The Company currently provides stock-based compensation to employees, directors and consultants, under the 2017 Plan, as approved by the Company's shareholders on August 21, 2017. The Company's previous 2002 Stock Incentive Plan, as amended, was replaced by the 2017 Plan, with the 2002 Stock Incentive Plan continuing to govern the then outstanding grants and awards for 91,333 options and 157,000 shares of restricted common stock, but no additional grants to be made under that plan. The 2017 Plan was approved reserving 895,000 common shares under the Plan.

The following table provides information as of December 31, 2018, about the shares of common stock that may be issued upon the exercise of options or the vesting of restricted common stock under the 2017 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted common stock	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders (1)	493,354	$15.71	127,189

Equity compensation plans not approved by security holders	—	—	—

Total	493,354	$15.71	127,189

(1)	Consists of 62,000 stock options with a weighted average exercise price of $15.71 and 431,354 shares of restricted stock.

Recent Sales of Unregistered Securities

On December 18, 2018, the Company issued 22,523 shares of common stock at a fair value of $5.55 per share, related to a settlement fee for consulting services, which was exempt from registration in reliance on Section 4(a)(2) under the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.  See also “Forward-Looking Statements.”

RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2018, the Company had approximate balances of cash and cash equivalents of $225,000, negative working capital of $4,348,000, total stockholders' equity of $4,491,000 and an accumulated deficit of $197,199,000. To date, the Company has in large part relied on debt and equity financing to fund its operations.

The Company’s primary focus is on its digital currency mining operation located in Oklahoma City, Oklahoma, along with its investigation of the launch of RiotX as a digital currency exchange in the United States. That operational focus and the Company’s completed acquisitions of Kairos and 1172767 B.C. Ltd. (“1172767” or “Tess”), formerly known as Tess Inc., and its investment in goNumerical Ltd., (d/b/a “Coinsquare”), reflects a strategic decision by the Company to operate in the blockchain and digital currency related business sector. The Company's current strategy will continue to expose the Company to the numerous risks and volatility associated within this sector.

Effective January 14, 2017, the Company adopted a plan to exit the business of BiOptix Diagnostics Inc. (“BDI”) and commenced a significant reduction in the workforce. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017, of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. Accordingly, the historical results of BDI have been classified as discontinued operations for all periods presented. During early 2018 all remaining operations of BDI were completed.

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

The Company believes that in order for the Company to meet its obligations arising from normal business operations for the next twelve months, the Company requires additional capital either in the form of equity or debt. Without additional capital, the Company’s ability to continue to operate will be limited. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations. The Company is currently pursuing capital transactions in the form of debt and equity, however, the Company cannot provide any assurance that it will be successful in its plans. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Management's strategic plans include the following:

•	continuing expansion of digital currency mining operations relative to the price of digital currencies;
•	continuing to evaluate opportunities for acquisitions in the blockchain and digital currency sector;
•	establishing a virtual currency exchange;
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets; and
•	continuing to implement cost control initiatives to conserve cash.

2018 compared to 2017

Revenues

Revenue for the years ended December 31, 2018 and 2017, consisted of our digital currency mining revenue of approximately $7,749,000, and $173,000, respectively, and other revenue consisting of license payments of approximately $97,000 in each period.

Cost of Revenues

Cost of revenue for the year ended December 31, 2018 of approximately $5,820,000 consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. The cost of revenue for the year ended December 31, 2017 was approximately $25,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2018 totaled approximately $20,857,000, which is approximately $13,543,000, or a 185% increase, as compared to $7,314,000 in the 2017 period. Stock compensation increased by approximately $1,697,000 for the year ended December 31, 2018 as compared to the 2017 period relating to additional stock awards in 2018 primarily related to new hires. Consulting fees increased by approximately $4,096,000 for services related to our digital currency miners. Investor, public relations and public company expenses increased by approximately $760,000 related to expanded public company activities in the 2018 period. Legal fees increased by approximately $2,962,000 due to legal matters associated with the SEC regulatory matters, litigation and increased general level of corporate activities in the 2018 period. Audit and related professional fees increased by approximately $56,000 due primarily increased level of operations and acquisitions and other reporting matters. Compensation related expenses increased by approximately $1,271,000 due primarily to increased payroll related to the Company’s additional hiring activities in late 2017 and early 2018 in addition to compensation expenses for Tess being for a full year in 2018 as compared to a partial year in 2017. Sales and marketing expenses incurred by Tess increased by approximately $578,000 for the year ended December 31, 2018 as compared to a partial year in 2017. General and administrative operating expenses increased by approximately $1,297,000 for the year ended December 31, 2018, due to increases of approximately $826,000 in insurance expenses plus general overhead expenses relating to the Company’s acquisitions and related activities in late 2017 and early 2018.

Depreciation and Amortization

Depreciation and amortization expenses in the year ended December 31, 2018 totaled approximately $5,267,000, which is an approximately $4,376,000, or 83%, increase as compared to $891,000 during the year ended December 31, 2017. The increase was due to the depreciation associated with the assets acquired after September 30, 2017, for the digital currency mining operations.

Asset Impairment Charges

Asset impairment charges of $35,266,000 were recognized during the year ended December 31, 2018. The impairment charges consisted of approximately $29,238,000 related to impairments of our digital currency mining equipment, $3,501,000 related to the impairment of our digital currencies accounted for as intangible assets, $2,140,000 consisting of the impairment charges of $799,000 of goodwill and $1,341,000 for the impairment of intangible rights acquired of associated with the Tess Investment, and impairment charges of $387,000 of goodwill related to our original acquisition of the animal health legacy business. Asset impairment charges of $5,218,000 were recognized for the year ended December 31, 2017, related to impairments of our digital currency miners.

Other Income and Expense

Interest expense for the year ended December 31, 2018 totaled approximately $123,000, compared to $4,807,000 for the year ended December 31, 2017. In 2017 interest expense included the expenses recognized based on accretion of values allocated to the value of the warrants and the beneficial conversion feature computed upon the release of the securities from escrow in 2017. For the year ended December 31, 2018, the Company recorded a loss of $266,000 related to the amendment of the BMSS deferred purchase price which was recorded as a loss on extinguishment of debt.

For the year ended December 31, 2018, the Company recorded a gain on sale of digital currencies of approximately $26,000.

For the year ended December 31, 2018, the Company recorded other expenses of approximately $1,350,000, which is primarily related to the penalty accrual of $1,358,000 for our registration rights agreement associated with our private placement on December 19, 2017. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

For the year ended December 31, 2017, the Company recognized an inducement expense of $174,000, recorded as the estimated inducement value of warrants exercised at a reduced exercise price for a temporary period.

For the year ended December 31, 2018, the Company recorded investment income of approximately $70,000 compared to investment income of $99,000 in the 2017 period, generally due to a lower level of average outstanding interest-bearing investments.

Income Taxes

For the years ended December 31, 2018 and 2017, the Company’s income tax benefit totaled $699,000 and $1,609,000, respectively, and resulted from the difference in book and tax basis of the Kairos mining equipment and its deprecation and impairment expense for the years ended December 31, 2018 and 2017.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, we had negative working capital of approximately $4,348,000, which included cash and cash equivalents of $225,000.  We reported a net loss of $60,213,000, consisting of a net loss from continuing operations of $60,309,000 and net income from discontinued operations of approximately $96,000, during the year ended December 31, 2018.  The net loss from continuing operations included $45,041,000 in non-cash items consisting of an impairment charges of $35,266,000, stock-based compensation totaling $4,660,000, common stock issued for services totaling $403,000, stock issued for the extinguishment of the BMSS payable of $265,000, and depreciation and amortization totaling $5,267,000, net of $699,000 of deferred income tax benefit and other noncash items totaling $124,000.

Effective November 29, 2018, Kairos entered into the second amendment to the lease agreement for the approximate 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon. The amendment extends the lease term to August 2019, provides renewal options for two three-month periods, revises the monthly rent to a base rent, currently $190,000 per month and includes an electrical cost based upon actual usage.

Commencing February 2018 certain class action and derivative suits have been filed against the Company and certain officers and directors.  The costs to respond to and defend these actions has, and may continue to have significant impact the Company's resources and management's time.

On March 26, 2018, we acquired 92.5% of Logical Brokerage Corp., a futures introducing broker headquartered in Miami, Florida, registered with the Commodity Futures Trading Commission (“CFTC”), and a member of the National Futures Association (“NFA”). We are investigating launching a digital currency exchange within the United States.  To this end, we formed a wholly-owned subsidiary, RiotX Holdings Inc (“RiotX”) has obtained a CFTC license, a Money Service Business license with FinCEN, and a Money Transmitter License from the state of Florida. RiotX is pursuing additional Money Transmitter licenses from other states within the United States. We are also vetting and negotiating with several third parties as service providers to the proposed exchange.

The time and costs to advance development of the RiotX exchange are expected to grow as expansion into additional states is pursued.  Such costs include expenses for additional development, current and additional service providers, insurance and bonding requirements, sales and marketing activities to support the launch and general overhead and IT costs.  Such costs could be significant and there is no assurance that the exchange will be able to generate significant revenues needed to obtain profitability.

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

On January 28, 2019, we completed a private placement issuing a series of Senior Secured Convertible Promissory Notes (the “Notes”), to investors for a net cash investment amount of $3,000,000. The Notes are convertible into shares of the Company’s common stock at any time after the issuance date, subject to terms and conditions as defined in the agreements. The Notes mature twelve months from date of issuance and accrue interest at a rate of 8% per annum (guaranteed interest).

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

Funding our operations on a go-forward basis will rely significantly on our ability to continue to mine digital currency and the spot or market price of the digital currency we mine.  We expect to generate ongoing revenues from the production of digital currencies, primarily bitcoin currency rewards, for example, in our mining facilities and our ability to liquidate bitcoin currency rewards at future values will be evaluated from time to time to generate cash for operations.  Generating bitcoin currency rewards, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate revenue from the sale of our digital currency assets, we will need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

The ability to raise funds as equity, debt or conversion of digital currency to maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through bitcoin production and successfully convert bitcoin into cash or fund overhead with bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, the value of bitcoin currency rewards has been extremely volatile recently and such volatility has recently been lower and future prices cannot be predicted.

If we are unable to generate sufficient revenue from our bitcoin production when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

During 2018, the Company was named a defendant in several lawsuits seeking class action status, and other lawsuits as more fully described in Part II – Item 1. Legal Proceedings, of this report. In addition, the Company has received comments, inquiries and subpoenas from regulatory bodies, including NASDAQ and the SEC, which are costly and time consuming to respond to. While the Company maintains policies of insurance, such policies may not cover all of the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

Operating Activities

Net cash consumed by operating activities was $19,051,000, consisting of $18,983,000 from continuing operations and $69,000 from discontinued operations during the year ended December 31, 2018. Cash was consumed from continuing operations by the loss of $60,309,000, less non-cash items of $35,266,000 consisting of an asset impairment for the Company’s miners of $29,238,000, impairment of our digital currencies of $3,501,000, impairment of acquired intangible rights of $1,341,000, the write-off of goodwill of $1,186,000, depreciation and amortization totaling $5,267,000, stock-based compensation totaling $4,660,000, stock issued for the extinguishment of the BMSS payable of $265,000 and common stock issued for services totaling $403,000, net of deferred income tax benefit of $699,000, amortization of license fee revenue totaling $97,000 and the realized gain on sale of digital currencies of $26,000. Prepaid expenses and other current assets increased $840,000 due primarily to increases in prepaid insurance premiums, digital currencies increased $7,749,000 and accounts payable and accrued expenses increased $4,719,000 related to the significant expansion of the Company’s operating activities in 2018.

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

Investing Activities

Net cash consumed by investing activities during the year ended December 31, 2018 was $24,862,000 primarily consisting of purchases of digital currencies of $5,625,000, purchases of property and equipment of $20,195,000 related to the Company’s digital currency miners, an additional investment in Coinsquare of $6,413,000, security deposits of $703,000, purchases of patent and trademark application costs of $60,000, an investment in Logical Brokerage of $517,000 and a purchase of developed technology of $587,000, offset by proceeds from the sale of digital currencies of $9,237,000.

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

Financing Activities

Net cash inflows from financing activities was $2,487,000 during the year ended December 31, 2018, primarily consisting of $1,696,000 of proceeds from a convertible demand note issued by Tess, $350,000 from the exercise of warrants, $506,000 from the sale of the Company’s shares of common stock held by Tess, $220,000 from the sale of common shares by Tess, $79,000 from the exercise of stock options and $72,000 from a refund of previously escrowed dividend, offset by $300,000 for payments made related to our BMSS Agreement and $136,000 used in scheduled payments under debt agreements.

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

Long Term Investments: As described in our consolidated financial statements, effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01 and related ASU 2018-03 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt a new measurement alternative for investments in equity securities without readily determinable fair values.

For equity investments that qualify to use the measurement alternative, the Company initially records such equity investments at cost but will be required to adjust the carrying value through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

Digital Currencies: Digital currencies, (including bitcoin and litecoin) are included in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Goodwill: The Company performs a goodwill impairment analysis on December 31 of each year.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its evaluations, that $799,000 of goodwill related to the Tess Investment and $387,000 of goodwill related to the Company’s original acquisition of the animal health legacy business was impaired during the year ended December 31, 2018. The goodwill associated with the BDI acquisition was impaired during the year ended December 31, 2017, included as part of the discontinued operations impairment loss.

Impairment of long-lived assets: Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the amount by which the carrying amount of the assets to their fair value. Based on its reviews, management determined that its digital currency miners were impaired by a total of $29,238,000 based upon an assessment as of December 31, 2018, including consideration of the decline in bitcoin values which occurred commencing in late December 2017 and into 2018.

Intangible assets acquired in the Tess business combination consist primarily of in-process research and development (“IPR&D”) assets. The value attributable to IPR&D projects at the time of acquisition was capitalized as an indefinite-lived intangible asset and tested for impairment until the project is completed or abandoned. Upon completion of the project, the indefinite-lived intangible asset will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the indefinite-lived intangible asset will be charged to expense. During the year ended December 31, 2018, management determined based upon an assessment of the operations and cash needs of Tess, that the intangible assets related to the Tess Investment were impaired and recorded an impairment charge of $1,341,000 as of December 31, 2018.

Revenue Recognition:  The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

· Step 1: Identify the contract with the customer
· Step 2: Identify the performance obligations in the contract
· Step 3: Determine the transaction price
· Step 4: Allocate the transaction price to the performance obligations in the contract
· Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

The Company has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool.  The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital currency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The Company’s factional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools.  The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital currency award received is determined using the market rate of the related digital currency at the time of receipt.

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital currencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Stock-based Compensation:   ASC 718, Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and consultants and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes the Black-Scholes pricing model in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Business Combinations:  The Company applies the provisions of ASC 805 in the accounting for acquisitions. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets and acquired liabilities assumed with the corresponding offset to goodwill in the current period, rather than a revision to a prior period. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Consolidated Statements of Operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include; future expected cash flows from product sales; customer contracts and acquired technologies; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

See Note 3 to our financial statements beginning on page F-1 of this prospectus for a description of recent accounting pronouncements applicable to our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for Smaller Reporting Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Riot Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Riot Blockchain, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated April 2, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans about these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY
April 2, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Riot Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Riot Blockchain, Inc. (formerly: Bioptix, Inc.) and Subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riot Blockchain, Inc. and Subsidiaries as of December 31, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants Licensed Public Accountants
We have served as the Company's auditor from January 5, 2018 through January 30, 2019
Toronto, Ontario
April 17, 2018

Riot Blockchain, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$225,390	$41,651,965
Prepaid expenses and other current assets	1,378,534	538,812
Digital currencies	706,625	200,164
Current assets of discontinued operations	-	44
Total current assets	2,310,549	42,390,985
Property and equipment, net	26,269	4,294,166
Intangible rights acquired	700,167	754,244
Long-term investments	9,412,726	3,000,000
Security deposits	703,275	-
Other long-term assets, net:
Patents, net	507,342	509,649
Goodwill	-	1,186,496
Convertible note	200,000	200,000
Total assets	$13,860,328	$52,335,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,829,315	$410,029
Accrued expenses	1,516,252	216,883
Deferred purchase price - BMSS	1,200,000	-
Notes and other obligations, current	-	135,574
Deferred revenue, current portion	96,698	96,698
Current liabilities of discontinued operations	16,340	181,340
Total current liabilities	6,658,605	1,040,524

Demand note, Tess subsidiary	1,696,083	-
Deferred revenue, less current portion	871,919	968,617
Deferred income tax liability	142,709	699,000
Total liabilities	9,369,316	2,708,141

Commitments and contingencies - Note 15

Stockholders' equity
Preferred stock, no par value, 15,000,000 share authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 13,000 and 1,458,001 shares issued and outstanding as of December 31, 2018 and 2017, respectively; liquidation preference over common stock, equal to carrying value	69,059	7,745,266
Common stock, no par value; 170,000,000 shares authorized; 14,519,058 and 11,622,112 shares issued and outstanding as of December 31, 2018 and 2017, respectively	202,917,443	180,387,518
Accumulated deficit	(197,199,197)	(139,263,480)
Total Riot Blockchain stockholders' equity	5,787,305	48,869,304
Non-controlling interest	(1,296,293)	758,095
Total stockholders' equity	4,491,012	49,627,399
Total liabilities and stockholders' equity	$13,860,328	$52,335,540

See Accompanying Notes to Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Revenue:
Revenue - digital currency mining	$7,748,634	$172,959
License fees	96,698	96,698
Total Revenue	7,845,332	269,657

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	5,819,925	25,186
Selling, general and administrative	20,857,078	7,313,626
Depreciation and amortization	5,267,372	890,889
Impairment of property and equipment	29,237,719	5,218,004
Impairment of goodwill	1,186,496	-
Impairment of intangible rights acquired	1,341,013	-
Impairment of digital currencies	3,501,250	(27,205)
Loss on sale of property and equipment	-	3,639
Total costs and expenses	67,210,853	13,424,139
Operating loss from continuing operations	(59,365,521)	(13,154,482)

Other income (expense)
Interest expense	(122,973)	(4,806,637)
Realized gain on sale of digital currencies	26,443	-
Non-compliance penalty for SEC registration requirement	(1,350,390)	(1,237)
Warrant inducement expense	-	(173,867)
Loss on extinguishment of BMSS payable	(265,500)	-
Investment income	70,281	99,255
Total other expense	(1,642,139)	(4,882,486)

Loss from continuing operations before income taxes	(61,007,660)	(18,036,968)

Deferred income tax benefit	699,000	1,609,000

Loss from continuing operations	(60,308,660)	(16,427,968)

Discontinued operations
Income (loss) from operations	96,132	(923,645)
Escrow forfeiture gain	-	134,812
Impairment loss	-	(2,754,131)
Income (loss) from discontinued operations	96,132	(3,542,964)

Net loss	(60,212,528)	(19,970,932)

Net loss attributable to non-controlling interest	2,204,755	125,059

Net loss attributable to Riot Blockchain	$(58,007,773)	$(19,845,873)

Basic and diluted net loss per share:
Continuing operations attributable to Riot Blockchain	$(4.34)	$(2.71)
Discontinued operations attributable to Riot Blockchain	0.01	(0.59)
Net loss per share	$(4.33)	$(3.30)

Basic and diluted weighted average number of shares outstanding	13,403,846	6,019,817

See Accompanying Notes to Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2018 and 2017

						Total
	Preferred Stock		Common Stock		Accumulated	Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2017	-	$-	4,503,971	$124,775,635	$(109,855,276)	$14,920,359	$-	$14,920,359
Private placement of common stock	-	-	900,000	1,913,509	-	1,913,509	-	1,913,509
Common shares in escrow forfeited and retired	-	-	(32,801)	(134,812)	-	(134,812)	-	(134,812)
Equity rights redemptions	-	-	-	(392,007)	-	(392,007)	-	(392,007)
Discount on convertible debt arising from values of:
Warrants	-	-	-	2,325,151	-	2,325,151	-	2,325,151
Beneficial conversion feature	-	-	-	2,424,849	-	2,424,849	-	2,424,849
Preferred stock issued upon conversion of notes payable	19,194.72	4,798,671	-	-	-	4,798,671	-	4,798,671
Common stock issued for acquisition	-	-	75,000	636,750	-	636,750	-	636,750
Cash dividend paid	-	-	-	-	(9,562,331)	(9,562,331)	-	(9,562,331)
Preferred stock issued for acquisition	1,750,001	9,296,443	-	-	-	9,296,443	-	9,296,443
Exercise of common stock purchase warrants	-	-	620,000	1,860,000	-	1,860,000	-	1,860,000
Value of inducement upon temporary price reduction of common stock purchase warrants	-	-	-	173,867	-	173,867	-	173,867
Cashless exercise of common stock purchase warrants	-	-	1,335,408	-	-	-	-	-
Preferred stock converted to common stock	(311,194.72)	(6,349,848)	2,211,472	6,349,848	-	-	-	-
Exercise of stock options	-	-	50,800	149,136	-	149,136	-	149,136
Private placement of common stock	-	-	1,646,113	36,537,543	-	36,537,543	-	36,537,543
Common stock issued for services	-	-	138,067	1,178,237	-	1,178,237	-	1,178,237
Stock-based compensation	-	-	174,082	2,589,812	-	2,589,812	-	2,589,812
Non-controlling interest - Tess	-	-	-	-	-	-	883,154	883,154
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(125,059)	(125,059)
Net loss	-	-	-	-	(19,845,873)	(19,845,873)	-	(19,845,873)
Balance as of December 31, 2017	1,458,001.00	$7,745,266	11,622,112	$180,387,518	$(139,263,480)	$48,869,304	$758,095	$49,627,399
Common stock issued for asset purchase - Prive	-	-	800,000	8,480,000	-	8,480,000	-	8,480,000
Common stock escrow shares issued for asset purchase - Prive	-	-	200,000	-	-	-	-	-
Preferred stock converted to common stock	(1,353,505)	(7,190,157)	1,353,505	7,190,157	-	-	-	-
Preferred stock canceled	(91,496)	(486,050)	-	486,050	-	-	-	-
Exercise of warrants	-	-	100,000	350,000	-	350,000	-	350,000
Stock-based compensation	-	-	-	4,660,406	-	4,660,406	-	4,660,406
Exercise of stock options	-	-	19,533	78,522	-	78,522	-	78,522
Common stock issued for services	-	-	43,277	402,941	-	402,941	-	402,941
Refund of escrow dividend	-	-	-	-	72,056	72,056	-	72,056
Sale of Riot shares held by 1172767 B.C. Ltd.	-	-	-	505,729	-	505,729	-	505,729
Stock issued for the extinguishment of the BMSS payable	-	-	50,000	265,500	-	265,500	-	265,500
Cashless exercise of stock purchase warrants	-	-	3,215	-	-	-	-	-
Delivery of common stock underlying restricted stock units	-	-	327,416	-	-	-	-	-
Non-controlling interest - Logical Brokerage	-	-	-	-	-	-	40,541	40,541
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(2,204,755)	(2,204,755)
Sale of common shares by 1172767 B.C. Ltd.	-	-	-	110,620	-	110,620	109,826	220,446
Net loss	-	-	-	-	(58,007,773)	(58,007,773)	-	(58,007,773)
Balance as of December 31, 2018	13,000	$69,059	14,519,058	$202,917,443	$(197,199,197)	$5,787,305	$(1,296,293)	$4,491,012

See Accompanying Notes to Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(60,212,528)	$(19,970,932)
Income (loss) from discontinued operations	96,132	(3,542,964)
Loss from continuing operations	(60,308,660)	(16,427,968)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Stock-based compensation	4,660,406	2,589,812
Depreciation and amortization	5,267,372	890,889
Deferred income tax benefit	(699,000)	(1,609,000)
Amortization of license fee revenue	(96,698)	(96,698)
Amortization of debt discount	-	4,750,000
Common stock issued for services	402,941	1,178,237
Loss on extinguishment of BMSS payable	265,500	-
Inducement expense on warrant exercises	-	173,867
Impairment of property and equipment	29,237,719	5,218,004
Impairment of digital currencies	3,501,250	-
Goodwill impairment charge	1,186,496	-
Acquired rights impairment charge	1,341,013	-
Realized gain on sale of digital currencies	(26,443)	-
Loss on sale of property and equipment	-	3,639
Changes in assets and liabilities:
Prepaid expenses and other current assets	(839,722)	(41,386)
Digital currencies - mining, net of mining pool operating fees	(7,593,661)	(200,164)
Accounts payable	3,419,286	90,022
Accrued expenses	1,299,369	(40,641)
Net cash used in operating activities of continuing operations	(18,982,832)	(3,521,387)
Net cash used in operating activities of discontinued operations	(68,824)	(918,663)
Net cash used in operating activities	(19,051,656)	(4,440,050)

Cash flows from investing activities - continuing operations:
Proceeds from sale of digital currencies	9,237,225	-
Purchase of digital currencies	(5,624,832)	-
Purchases of property and equipment	(20,195,290)	-
Purchases of other investments	(6,412,726)	(3,200,000)
Proceeds from sale of short-term investments	-	7,506,761
Net cash acquired from purchase of subsidiaries	-	1,329,324
Security deposits	(703,275)	-
Purchases of patent and trademark application costs	(59,597)	(61,094)
Investment in Logical Brokerage, net of cash acquired	(516,917)	-
Purchase of developed technology by 1172767 B.C. Ltd.	(586,769)	-
Net cash (used in) provided by investing activities of continuing operations	(24,862,181)	5,574,991
Net cash provided by investing activities of discontinued operations	-	4,004
Net cash (used in ) provided by investing activities	(24,862,181)	5,578,995

Cash flows from financing activities - continuing operations:
Proceeds from issuance of convertible notes	-	4,750,000
Proceeds from issuance of common stock, net of $500,000 in offering expenses	-	38,451,052
Redemption of equity rights	-	(392,007)
Special dividend payment	-	(9,562,331)
Proceeds from notes payable	1,696,083	-
Payments on BMSS purchase agreement	(300,000)	-
Repayment of notes payable and other obligations	(135,574)	(272,678)
Proceeds from exercise of warrants	350,000	1,860,000
Proceeds from exercise of stock options	78,522	149,136
Proceeds from sale of Riot shares held by 1172767 B.C. Ltd.	505,729	-
Proceeds from common shares sold by 1172767 B.C. Ltd., net	220,446	-
Refund of escrow dividend	72,056	-
Net cash provided by financing activities of continuing operations	2,487,262	34,983,172

Net (decrease) increase in cash and cash equivalents	(41,426,575)	36,122,117
Cash and cash equivalents at beginning of year	41,651,965	5,529,848
Cash and cash equivalents at end of year	$225,390	$41,651,965

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,585	$5,605
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Value of shares issued for Prive asset acquisition	$8,480,000	$-
Value of preferred shares issued for Kairos asset acquisition	$-	$9,296,443
Value of common shares issued for Tess asset acquisition	$-	$636,750
Conversion of preferred stock to common stock	$7,190,157	$6,349,848
Deferred purchase price for BMSS	$1,500,000	$-
Preferred stock canceled	$486,050	$-
Deferred tax liability for Logical Brokerage	$142,709	$-
Acquisition of assets for installment obligations	$-	$268,640

See Accompanying Notes to Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Organization:

Riot Blockchain, Inc. (the “Company” or “Riot Blockchain”) was originally organized on July 24, 2000, as a Colorado corporation.  Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc. Effective October 19, 2017, the Company changed its state of incorporation to Nevada from Colorado.

The Company operates a digital currency mining operation, which utilizes specialized computers (also known as “miners”) that generate digital currency (primarily bitcoin) from the Blockchain. The Company acquired approximately 8,000 miners through its acquisition of Kairos Global Technology, Inc., (“Kairos”) in November 2017, and from Prive Technologies, Inc. (“Prive”) Blockchain Mining Supply & Services Ltd. (“BMSS”) in February 2018.

On January 2, 2018, the Company formed Digital Green Energy Corp. (“Digital Green”), a wholly owned subsidiary, which is seeking to identify environmentally friendly projects with large energy capacity and a cost-effective rate for energy for digital currency mining operations and data center projects. Subsequent to December 31, 2018, activities of Digital Green were suspended. Digital Green’s operations were not significant for the year ended December 31, 2018.

On February 27, 2018, Kairos entered into a lease agreement for an approximately 107,000-square foot facility in Oklahoma City, Oklahoma, which included data center improvements. Upon the execution of the facility lease, the Company consolidated all of its miners at the data center facility.

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

Note 2. Liquidity, Financial Condition, and Going Concern:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2018, the Company had approximate balances of cash and cash equivalents of $225,000, a working capital deficit of $4,348,000, total stockholders' equity of $4,491,000 and an accumulated deficit of $197,199,000. To date, the Company has, in large part, relied on equity financing to fund its operations.

The Company’s primary focus is on its digital currency mining operation located in Oklahoma City, Oklahoma, along with its investigation of the launch of RiotX as a digital currency exchange in the United States. That operational focus and the Company’s recently completed acquisitions of Kairos and 1172767 B.C. Ltd. (“1172767” or “Tess”), formerly known as Tess Inc., and its investment in goNumerical Ltd., (d/b/a “Coinsquare”), as well as the Company’s new name, reflects a strategic decision by the Company to operate in the blockchain and digital currency related business sector. The Company's current strategy will continue to expose the Company to the numerous risks and volatility associated within this sector.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with recent and potential future acquisitions, and development of the RiotX exchange platform, as well as public company, legal and administrative related expenses being incurred. As disclosed in Note 17, subsequent to December 31, 2018, the Company issued a series of Senior Secured Convertible Promissory Notes, to investors for an aggregate principal amount of $3,358,333 and an equal value of warrants for the purchase of shares of the Company’s common stock. The Company is closely monitoring its cash balances, cash needs and expense levels.

The Company believes that in order for the Company to meet its obligations arising from normal business operations for the next twelve months, the Company requires additional capital either in the form of equity or debt. Without additional capital, the Company’s ability to continue to operate will be limited. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations. The Company is currently pursuing capital transactions in the form of debt and equity, however, the Company cannot provide any assurance that it will be successful in its plans. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements:

Principles of consolidation:

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Consolidated subsidiaries results are included from the date the subsidiary was formed or acquired. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represents the minority equity investment in the Company's subsidiaries, plus the minority investors' share of the net operating results and other components of equity relating to the non–controlling interest. The Company's consolidated subsidiaries and (percentage owned at December 31, 2018) consisted of; Kairos Global Technology, Inc., (100%) Digital Green Energy Corp., Inc. (100%), Logical Brokerage Corp. (92.5%), RiotX Holdings Inc., (100%), 1172767 B.C. Ltd. (50.2%) and BiOptix Diagnostics, Inc., (100%, see Note 13).

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with revenue recognition, asset valuations, the useful lives and recoverability of long-lived assets, impairment analysis of intangibles and goodwill, stock-based compensation, and the valuation allowance associated with the Company’s deferred tax assets.

Long-term investments:

As described in Note 7 to these consolidated financial statements, effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01 and related ASU 2018-03 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values.

For equity investments that are accounted for using the measurement alternative, the Company initially records equity investments at cost but is required to adjust the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

As of December 31, 2018, the Company’s long-term investments consist of its investments in goNumerical, Ltd., (d/b/a: “Coinsquare”).

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

The Company has historically invested excess cash from time to time in highly-liquid debt and equity investments of highly-rated entities, which are classified as trading securities. Such amounts are recorded at market values using Level 1 inputs in determining fair value and are generally classified as current, as the Company does not intend to hold the investments beyond twelve months. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term, with the objective of preserving principal and generating profits. These securities are reported at fair value with unrealized gains and losses reported as an element of other (expense) income in current period earnings. During 2018 the Company’s investment account was terminated and no cash equivalents or short term investments are held.  As of December 31, 2017, 100% of the investment portfolio was in cash and cash equivalents, with $32,428,000 in money market funds.  For the years ended December 31, 2018 and 2017, there were approximately $7,000 and $16,000, respectively, in management fee expenses.

Fair value of financial instruments:

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. As of December 31, 2018 and 2017, there were no financial assets or liabilities measured at fair value. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying amounts of our notes payable obligations approximate fair value because the effective yield on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

Digital Currencies:

Digital currencies, (including bitcoin and litecoin) are included in current assets in the accompanying consolidated balance sheets. Digital currencies purchased are recorded at cost and digital currencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital currencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of digital currencies by the Company are included within investing activities in the accompanying consolidated statements of cash flows, while digital currencies awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting.

Deferred Revenue:

The Company recognized upfront license fees from Ceva Santé Animale S.A. (“Licensee”) related to its exclusive license agreement (“License Agreement”), which have been recorded as deferred revenue and are being amortized over the term of the License Agreement. Amortization of the license fees totaling approximately $1,556,000 began in July 2012. As of December 31, 2018 and 2017, deferred revenue of $96,698 has been classified as a current liability and $871,919 and $968,617, respectively, has been classified as a long-term liability. The current liability represents the next twelve months' portion of the license fees revenue. For each of the years ended December 31, 2018 and 2017, approximately $97,000, was recorded as the license fee revenue.

Property and equipment:

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two years for digital currency mining equipment and three years for computer related assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the life of the term of the lease.

Patents and other intangible assets:

The Company accounts for intangible assets under ASC 350-30. Patents costs consisting of filing and legal fees incurred are initially recorded at cost. Patents are amortized over the legal life of the patent or their estimated useful lives, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Goodwill:

The Company performs a goodwill impairment analysis on December 31 of each year.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company has determined, based on its evaluations, that the goodwill related to the Tess Investment and the goodwill related to the Company’s animal health business was impaired during the year ended December 31, 2018. The goodwill associated with the BDI acquisition was impaired during the year ended December 31, 2017, included as part of the discontinued operations impairment loss.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Based on its reviews, management determined that its digital currency mining equipment and related improvements were impaired by a total of $29.2 million based upon an assessment as of December 31, 2018, including consideration of the decline in bitcoin values which occurred commencing in late December 2017 and continued through December 31, 2018.

Intangible assets acquired in the Tess business combination consist primarily of in-process research and development (“IPR&D”) assets. The value attributable to IPR&D projects at the time of acquisition is capitalized as an indefinite-lived intangible asset and tested for impairment until the project is completed or abandoned. Upon completion of the project, the indefinite-lived intangible asset will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the indefinite-lived intangible asset will be charged to expense. During the year ended December 31, 2018, management determined that its intangible assets related to the Tess Investment were impaired and recorded an impairment charge of $1.3 million.

Deferred tax liability:

Due to certain acquisitions, temporary differences between the book fair value and the tax basis of the indefinite life intangible assets and depreciable property and equipment were recorded. The Company recognized a $0.1 million deferred tax liability related to the Logical Brokerage acquisition during the year ended December 31, 2018. The Company recognized a $0.7 million deferred tax liability, for the year ended December 31, 2017 related to the acquisition of Kairos. Subsequently, due to the impairment and depreciation of the Kairos property and equipment, the Company recorded a $0.7 and $1.6 million income tax benefit during the years ended December 31, 2018 and 2017, respectively, from the reduction of its existing deferred tax liability related to its acquisitions. The following is a rollforward of the Company’s deferred tax liability from January 1, 2017 to December 31, 2018:

	December 31, 2018	December 31, 2017
Beginning Balance	$699,000	$-
Deferred tax liability recorded on the Tess acquisition	-	186,000
Deferred tax liability recorded on the Kairos acquisition	-	2,122,000
Deferred tax liability recorded on the Logical Brokerage acquisition	142,709	-
Impairment and depreciation on the Kairos acquisition	(699,000)	(1,609,000)
Ending Balance	$142,709	$699,000

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. Deemed dividends are also recorded for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Revenue recognition

Digital currency mining:

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

The Company has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool.  The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital currency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The Company’s factional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools.  The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital currency award received is determined using the quoted price of the related digital currency at the time of receipt.

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital currencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Cost of revenue

The Company's cost of revenue consists primarily of direct production costs related to mining operations, including mining pool fees, rent and utilities, but excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations.

Business combinations:

The Company applies the provisions of ASC 805 in the accounting for acquisitions. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments in the current period, rather than a revision to a prior period. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Consolidated Statements of Operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include; future expected cash flows from product sales; customer contracts and acquired technologies; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock-based compensation:

ASC 718, Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and consultants and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes the Black-Scholes pricing model in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Loss per share:

Basic net loss per share (“EPS”) of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company excludes its unvested restricted shares and escrow shares from the net loss per share calculation. The escrow shares are excluded because of related contingencies and including them would result in anti-dilution.

Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2018 and 2017 because their inclusion would be anti-dilutive are as follows:

	December 31,
	2018	2017
Warrants to purchase common stock	1,671,113	1,944,895
Options to purchase common stock	62,000	119,533
Unvested restricted stock awards	95,939	342,070
Escrow shares of common stock	200,000	-
Convertible Series B preferred shares	13,000	1,458,001
	2,042,052	3,864,499
Segment reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer. We currently operate in one segment surrounding our digital currency mining operation.

Reclassifications

Certain prior period amounts reported in the consolidated statement of operations have been reclassified to conform to the presentations currently used. The reclassifications did not have a material impact on the Company's consolidated financial statements and related disclosures. Research and development expenses during the year ended December 31, 2017, were immaterial and have been included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. See Note 17.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14,   Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10,  Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,  and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.  The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard with practical expedients on January 1, 2018, using the modified retrospective approach. While the adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements, the Company has included the additional required disclosures in its consolidated financial statements in accordance with the adoption of this ASU.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2018. In adopting this new standard, the Company has made an accounting policy election to adopt the new equity method measurement alternative for its investments in Coinsquare.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues in current GAAP. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2018 and the adoption did not have a material impact on the Company’s consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company adopted this guidance as of January 1, 2018. See Note 4 - Acquisitions regarding the adoption of ASU 2017-01.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the new standard on January 1, 2018 and the adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP.   In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The Company is still finalizing its analysis, but expects to recognize additional operating liabilities of approximately $1.4 million, with corresponding ROU assets of approximately the same amount as of January 1, 2019 based on the present value of the remaining lease payments.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this new standard on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for us on December 1, 2020. Early adoption is permitted upon issuance of the update. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is A Service Contract” (“ASU 2018-15”). This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is still evaluating the prospective impact of this guidance on its future consolidated financial statements and related disclosures.

Note 4. Acquisitions:

Asset Purchase Agreement with Prive Technologies LLC (“Prive”):

On February 21, 2018, the Company and Kairos, completed an asset purchase under an agreement (the “Prive Purchase Agreement”) with Prive on behalf of certain persons and entities who owned certain digital currency mining machines and related operating equipment (the “Prive Equipment”). Pursuant to the Prive Purchase Agreement, the aggregate consideration for the Prive Equipment consisted of (i) Eleven Million Dollars ($11,000,000) and (ii) One Million (1,000,000) shares of the Company’s common stock (the “Prive Shares”). Upon closing of the transaction, and pursuant to the terms of the Prive Purchase Agreement, Kairos became the owner of the Prive Equipment used for the mining of digital currency, including, but not limited to, 3,800 Bitmain AntMiner S9s. On February 21, 2018, the Prive Equipment was recorded for a purchase price of $19,482,000, consisting mainly of cash of $11,000,000 and 800,000 of the Company’s shares of common stock valued at $10.60 per share (excludes 200,000 shares of Common Stock currently held in escrow).

The purchase price for the miners was recorded as follow:

Cash consideration	$11,000,000
Fair value of common stock	8,480,000
Other expenses	2,000
$19,482,000

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At the time of closing of the Prive Purchase Agreement, two principal shareholders of Prive were minority stockholders of Kairos at the time of Kairos acquisition by the Company in October 2017.

Two Hundred Thousand (200,000) of the Shares (the “Escrow Shares”) were deposited into an escrow account with Corporate Stock Transfer, Inc., as escrow agent (the “Escrow Agent”), pursuant to an escrow agreement (the “Escrow Agreement”). Certificates representing the Escrow Shares were deposited and recorded with the Escrow Agent to be held in escrow and not be transferred, pledged or hypothecated except as provided in the Escrow Agreement. No value was assigned to the Escrow Shares at the time of the acquisition as they are contingent consideration. The Escrow Shares will be released to the Sellers upon the Company generating Net Cash Flow (as defined in the Prive Purchase Agreement) of at least Ten Million Dollars ($10,000,000) from the Equipment. If the Escrow Shares are not released to the Sellers on or before the two-year anniversary (February 2020) of the Prive Purchase Agreement, the Escrow Shares shall be returned to the Company for cancellation. As of December 31, 2018, no escrow shares have been released based upon not achieving required net cash flow.

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.   Based upon the significant decline in the price of bitcoin during the year ended December 31, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an analysis to determine if the Prive Equipment was impaired. The undiscounted cash flows were less than the carrying amount of the miners and therefore, the carrying amount of the assets were compared to the fair value of the miners, and the Company determined that there were impairment charges to be recorded on the miners purchased from Prive. Impairment charges for the year ended December 31, 2018 totaled approximately $17.7 million.

Asset Purchase Agreement with Blockchain Mining Supply & Services Ltd. (“BMSS”):

On February 21, 2018, the Company completed an asset purchase under an agreement (the “BMSS Purchase Agreement”) with BMSS which owned 3,000 AntMiner S9 bitcoin mining machines (the “BMSS Equipment”). Pursuant to the BMSS Purchase Agreement, the Company purchased the BMSS Equipment for aggregate consideration of Eight Million Five Hundred Thousand Dollars ($8,500,000). On February 21, 2018, the BMSS Equipment was recorded for purchase price of $8,500,000 paid or payable in cash. Seven Million Dollars ($7,000,000) of the purchase price was paid at closing and $1,500,000 was payable within six-months, as further defined in the BMSS Purchase Agreement.

On August 21, 2018, the Company and BMSS entered into a waiver letter, amending the BMSS Purchase Agreement (the “Waiver”) whereby the Company and BMSS agreed to waive any and all past due amounts payable by the Company to BMSS pursuant to Section 2(b)(ii) of the BMSS Purchase Agreement. Pursuant to the Waiver, the Company agreed to pay to BMSS the remaining $1,500,000 in monthly installments plus accrued and unpaid interest calculated at a rate equal to 10% per year. In addition to the foregoing, the Company agreed to issue to BMSS 50,000 shares of restricted common stock in connection with the Waiver within seven days of the execution of the Waiver. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.  During the year ended December 31, 2018, a total of $300,000 in payments were made against the $1,500,000 deferred price and the Company recorded a loss of $266,000 related to the computed value of the modification of the BMSS deferred purchase price which was recorded as a loss on extinguishment of debt in connection with the Waiver. All required payments under the amended BMSS agreements have not been timely made and the Company and BMSS are currently discussing plans to resolve.

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon the significant decline in the price of bitcoin during the year ended December 31, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the BMSS Equipment and therefore, the carrying amount of the assets were compared to the fair value of the miners, and the Company determined that there were impairment charges to be recorded on the miners purchased from BMSS. Impairment charges for the year ended December 31, 2018 totaled approximately $6.7 million.

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

The Company considered the provisions of FASB ASU 2017-01, Business Combinations (Topic 805), and has determined that the Logical Brokerage Purchase Agreement should be accounted for as an acquisition of assets since the majority of the fair value of the assets acquired was concentrated in a single identifiable asset (CFTC License), and the acquired assets did not have outputs or employees. The asset recorded at the purchase price of $600,000, net of cash received with the asset acquisition of $100,000, plus any transaction costs. The CFTC license is included as intangible rights acquired, within the non-current asset section of the Company’s consolidated balance sheets.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As a result of an asset acquisition through the acquisition of ownership, temporary differences may arise due to differences between the tax bases of assets acquired and liabilities assumed (determined by tax law) and the values of those assets and liabilities recognized for financial statement purposes (determined based on the provisions of ASC 805). ASC 740 requires an entity to recognize deferred tax assets and liabilities for those temporary differences and acquired operating loss or other tax credit carryforwards that arise as a result of the purchase of an asset. However, deferred taxes are not recognized for differences related to nondeductible goodwill, leveraged leases, and certain other differences for which there are specific exceptions. The deferred tax liability represents the difference between the book basis and the tax basis of Riot Blockchain’s intangible assets, calculated using a 25.6% effective tax rate.

On March 26, 2018, the CFTC license was recorded as follows:

Cash, net of cash acquired	$500,000
Deferred tax liability	142,709
Non-controlling interest	40,541
Legal costs	16,917
Intangible rights acquired	$700,167

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

1172767 B.C. Ltd. Investment (formerly Tess Inc.):

On October 20, 2017, the Company acquired approximately 52% of Tess which is developing blockchain solutions for telecommunications companies. Under the terms of the Purchase Agreement (the “Purchase Agreement”) the Company invested cash of $320,000 in Tess and issued 75,000 shares of restricted Common Stock to Tess in exchange for 2,708,333 shares of common stock of Tess. The 75,000 shares of Common Stock were valued at the $8.49 market price as of October 20, 2017 for a total of $636,750.  Accordingly, Tess became a majority-owned subsidiary of the Company.  As part of the transaction, the Company and Tess entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement to register the resale of 25,000 shares (of 75,000 shares) of Common Stock issued to Tess. The acquisition of Tess was accounted for as a business combination in accordance with the provisions of ASC 805.

The following is the allocation of the assets and liabilities acquired:

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Tess is developing TessPay and other blockchain on-line solutions for telecommunications companies. TessPay is a payments ecosystem for component and sub-component supply chain settlements (payments). The allocation of purchase consideration includes $720,000 as in-process research and development (IPR&D) related to the TessPay project. As of December 31, 2018, the Company had $587,000 of intangibles related to Tess’s internal technology platform. The valuation considered assumptions consistent with similar projects, including expectation of cash flows expected to commence in late 2018, future probable cash flows from the Tesspay project, discounted at a present value factor of approximately 60%.

In January 2018, following the execution of a non-binding letter of intent as of December 11, 2017, the parties executed a definitive agreement providing that the Company's majority owned subsidiary Tess agreed to merge with Cresval Capital Corp. (“Cresval”) (TSX-V: CRV). Assuming closing conditions are met, upon closing of the anticipated merger, Tess will be publicly traded on the TSX Venture Exchange (the “TSXV”) and change its name to “TessPay Inc.”. The agreement provides that Tess will be issued 80,000,000 shares of Cresval, and the present shareholders of Cresval will retain 8,400,000 shares of the combined company TessPay post-merger. The Company will receive 41,600,000 shares in the transaction resulting from its 52% ownership of Tess.

The merger transaction was completed in the third quarter of 2018 subject to specific closing conditions. The shares of Tess are expected to commence on the TSXV once regulatory approvals are obtained. Based upon the terms of the merger and related agreements, the acquisition will result in the Company owning less than 50% of Tess, at which time it would no longer be consolidated within the Company’s financial statements. On February 15, 2019, Cresval terminated its definitive agreement with Tess due to its inability to complete one of the specified closing conditions in the agreement.

During the year ended December 31, 2018, Tess received approximately $506,000 from the sale of shares of Riot Blockchain common stock held by Tess, which has been recorded as a credit to the consolidated Common Stock of the Company. Additionally, Tess issued approximately 189,000 of its common shares in exchange for cash proceeds of approximately $220,000 thereby reducing the investment percentage held by the Company from 52.01% to 50.2% as of December 31, 2018. Due to the termination of the Cresval Agreement on February 15, 2019, the Company recorded an impairment loss of $2.1 million consisting of $0.7 million of in process research and development costs, $0.6 million related to capitalized costs of Tess’s internal technology platform and $0.8 million of goodwill during the year ended December 31, 2018.

Pro Forma Results of Operations:

The unaudited supplemental pro forma information for the year ended December 31, 2017, as if the Tess acquisition had occurred as of its date of inception in 2017 were not material to the consolidated financial results as presented.

Tess Related Party Transactions:

Tess related parties include: Powercases Inc., and 2227470 Ontario Inc., (companies that are wholly-owned by Jeffrey Mason, President and Chief Executive Officer of Tess), 1038088 Ontario Limited (a company that is wholly-owned by Fraser Mason, Chairman and Chief Financial Officer of Tess), and JLM Strategic Marketing (a proprietorship owned by Jennifer Mason, Manager Corporate Communications of Tess).

The following table provides the total amount of transactions that have been entered into with Tess related parties and outstanding balances with Tess related parties as of and for the years ended December 31, 2018 and 2017:

Services to Tess provided by:	December 31, 2018	December 31, 2017
Powercases Inc.	$655,236	$99,671
JLM Strategic Marketing	$227,589	$11,766
1038088 Ontario Limited	$187,136	$36,030
Cryptocash Inc.	$-	$2,252
2227470 Ontario Inc.	$-	$-

(Payable) Receivable from:
Powercases Inc.	$(37,250)	$-
JLM Strategic Marketing	$(9,483)	$-
1038088 Ontario Limited	$(52,053)	$(36,030)
Cryptocash Inc.	$-	$(2,252)
2227470 Ontario Inc.	$-	$7,971

During the years ended December 31, 2018 and 2017, included in Tess's recorded services from related parties was $726,926 and $173,905, respectively for Tess's key management personnel salaries.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Kairos Global Technology, Inc. Acquisition:

On November 3, 2017, the Company closed on a business combination share exchange agreement (the “Agreement”) with Kairos Global Technology, Inc., a Nevada corporation. Under the Agreement, the shareholders of Kairos agreed to exchange all outstanding shares of Kairos' common stock to the Company and the Company agreed to issue an aggregate of One Million Seven Hundred Fifty Thousand and One (1,750,001) newly-designated shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) which are convertible into an aggregate of One Million Seven Hundred Fifty Thousand and One (1,750,001) shares of the Company's common stock, no par value per share (the transaction, the “Kairos Transaction”) to such shareholders. See Note 10 for further information about the Series B Preferred Stock. The 1,750,001 Series B Preferred Shares were valued at approximately $5.31 per share based upon the then value of the Company's common shares, discounted based upon restrictions associated with the preferred shares, for a total value of approximately $9,296,000. The shareholders of Kairos also will receive a royalty to be paid from cash flow generated from operations, as defined in the Agreement, which shall entitle such shareholders to receive 40% of the gross profits generated on a monthly basis until they have received a total of $1,000,000, at which point the royalty is extinguished. For financial reporting purposes the royalty liability will be recorded as the contingency is resolved and obligation determined. To date no royalty amounts have been achieved. Kairos owned certain computer equipment and other assets used for the mining of digital currency, specifically miners consisting of 700 AntMiner S9s and 500 AntMiner L3s, all manufactured by Bitmain.  The acquisition of Kairos was accounted for as a business combination in accordance with the provisions of ASC 805.

We have completed an allocation of the purchase consideration. The following is the allocation of the purchase consideration:

Cash	$1,131,000
Equipment	10,333,000
Accounts payable and accrued expenses	(46,000)
Deferred income tax liability	(2,122,000)
Purchase price	$9,296,000

Based upon the significant decline in the price of bitcoin during the year ended December 31, 2018 and the decline in projected cash flows over the life of the miners, the Company performed an undiscounted cash flow test to determine if the miners were impaired. The undiscounted cash flows were less than the carrying amount of the miners and therefore, the carrying amount of the assets were compared to the fair value of the miners, and the Company determined that there were impairment charges to be recorded on the miners purchased from Kairos. Impairment charges for the years ended December 31, 2018 and 2017, totaled approximately $3.0 million and $5.2 million, respectively.

Note 5. Digital Currencies:

The following table presents additional information about digital currencies:

	December 31, 2018	December 31, 2017
Beginning balance	$200,164	$-
Revenue recognized from digital currencies mined	7,748,634	200,164
Mining pool operating fees	(154,973)	-
Purchase of digital currencies	5,624,832	-
Sale of digital currencies	(9,237,225)	-
Impairment of digital currencies	(3,501,250)	-
Realized gain on sale of digital currencies	26,443	-
Ending balance	$706,625	$200,164

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6.  Property and equipment:

The breakdown of the impairment charges are as follows:

	December 31, 2018	December 31, 2017
Prive miners	$17,690,541	$-
BMSS miners	6,701,971	-
Kairos miners	3,025,761	5,218,004
Leasehold improvements	1,819,446	-
Total impairment charge	$29,237,719	$5,218,004

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Digital currency machines	$-	$4,700,575
Office and computer equipment	92,840	61,670
Total cost of property and equipment	92,840	4,762,245
Less accumulated depreciation	(66,571)	(468,079)
Property and equipment, net	$26,269	$4,294,166

Depreciation and amortization expense totaled approximately $5.2 million and $0.9 million, for the years ended December 31, 2018 and 2017, respectively. Depreciation is computed on the straight-line basis for the periods the assets are in service.

Note 7. Investment in Coinsquare:

In September 2017, the Company acquired a minority interest for $3.0 million in Coinsquare, which operates a digital crypto currency exchange platform in Canada. During February 2018, the Company invested an additional $6.4 million to acquire additional common stock of Coinsquare. The investment included an additional equity investment of $2.8 million that is part of an approximate $24 million financing by Coinsquare. Additionally, warrants acquired in the original investment were exercised in exchange of a cash payment of $3.6 million. These additional investments resulted in a current ownership in Coinsquare by the Company of approximately 12.9% ownership in Coinsquare based upon Coinsquare’s issued and outstanding shares. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Coinsquare. The measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes. As of December 31, 2018 and 2017, the Company considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8.  Other long-term assets

Intangible rights acquired totaling $700,000 and $754,000, as of December 31, 2018 and 2017, respectively, consisted of intangible rights associated with the Tess and Logical Brokerage acquisitions.

Other long-term assets consisted of the following as of December 31, 2018 and December 31, 2017:

Cost:	December 31, 2018	December 31, 2017
Patents	$1,119,428	$1,059,832
Goodwill	-	1,186,496
Convertible note investment	200,000	200,000
Total	1,319,428	2,446,328

Accumulated amortization:
Patents	(612,086)	(550,183)
Total	(612,086)	(550,183)

Net other long-term assets	$707,342	$1,896,145

Patents

The Company’s intangible assets with finite lives consist of its patents pertaining to its legacy animal health business, which have been out-licensed. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The carrying amounts related to acquired intangible assets as of December 31, 2018 and 2017 were as follows:

Patents at January 1, 2017, net	$550,799
Additions	26,850
Less: amortization expense	68,000
Patents at December 31, 2017, net	509,649
Additions	59,597
Less: amortization expense	61,904
Patents at December 31, 2018, net	$507,342

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter:

For the year ended December 31,	Estimated amortization expense
2019	$58,000
2020	58,000
2021	58,000
2022	58,000
2023 and thereafter	275,342
Total	$507,342

The Company capitalizes legal costs and filing fees associated with obtaining patents on its new discoveries. Once the patents have been issued, the Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. Amortization expense totaled $62,000 and $68,000 for the years ended December 31, 2018 and 2017, respectively. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment. The testing resulted in no patent impairment charges during the years ended December 31, 2018 and 2017.

Investment in Verady, LLC

During November 2017, the Company made a $200,000 investment in a convertible note as part of a series of notes issued and being issued by Verady, LLC (“Verady”). The notes are unsecured, subordinated to other approved liabilities, mature December 31, 2022, bear interest at 6%, unless previously repaid or converted and contain other conditions and restrictions, all as defined under the subscription documents. The Verady convertible note is recorded at fair value (which approximates cost) as of December 31, 2018 and 2017. The conversion rate of the convertible note is defined based upon the possible occurrence of certain defined events which may or may not occur. If such a defined event successfully occurs, the Company currently estimates that its convertible note would result in a maximum ownership interest of approximately 12%. The Company has no other relationship or rights associated with Verady.  Founded in 2016, Verady is privately held and recently launched VeraNet, a decentralized network of financial reporting and accounting tools targeted to the needs of the digital currency community. As of December 31, 2018 and 2017, the Company considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9.  Notes, warrants and other obligations:

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

The warrants were determined to meet requirements for equity classification.  Accordingly, the relative fair value computed for the warrants, totaling $2,325,151 has been allocated to equity. The fair value of the warrants was estimated using the Black-Scholes option-pricing model using the assumptions of a three-year term, expected price volatility of 108%, dividend yield of 0% and a risk-free interest rate of 1.47%. The convertible debt was also evaluated for beneficia conversion feature (“BCF”). Based upon the effective conversion price of the convertible notes after considering the stock price at the date of the escrow release and the allocation of value to the warrants, it was determined that the convertible notes contain a BCF. The value of the BCF was computed to be $2,424,849, which has been capped not to exceed the total proceeds from the convertible notes after deducting the value allocated to the warrants. The resulting discount on the convertible debt was being amortized to interest expense over the term of the convertible notes. Upon the September 20, 2017 conversion of the convertible notes into Series A Preferred Stock, the then remaining unamortized discount was recorded as additional interest, resulting in a total of $4,750,000 being recorded as interest expense in the year ended December 31, 2017.

In connection with the March 2017 private placement, the Company also entered into a Registration Rights Agreement, with the investors. On December 21, 2017, investors holding a majority of the outstanding securities registrable pursuant to the agreement, agreed on behalf of all investors to waive the requirement for the filing of a registration statement and terminate the registration rights agreements. The investors further waived any and all damages, penalties and defaults related to the Company's not filing the registration statement by the filing date and any damages, penalties and defaults related to the Company not having a registration statement be declared effective by the specified date (as such terms are originally defined in the Unit Registration Rights Agreement).

As of March 28, 2018, Tess, a subsidiary of the Company, entered into a note purchase agreement with a private investor under which a convertible promissory note issued by Tess in the principal amount CAD $2.2 million (the “Convertible Note”) and cash proceeds of CAD $2.2 million were placed into a third-party controlled escrow account. Upon the successful achievement of conditions defined under the escrow agreement relating to closing of a transaction between Tess and Cresval Capital Corp, (“Cresval”) whereby Tess and Cresval would merge as provided in the merger agreements and Tess would become publicly traded on the TSXV Venture Exchange, the then remaining cash and the Convertible Note would be issued to Tess and the investor, respectively. The Convertible Note is convertible at $0.10 per share of the merged entity, as defined, subject to certain adjustments.  On February 15, 2019, Cresval terminated its definitive agreement with Tess due to Tess’s inability to complete one of the specified closing conditions in the agreement.

The interim release consisted of CAD $1.0 million (USD $775,555) of cash released to Tess and an unsecured promissory note issued by Tess (“Promissory Note”) released to the investor. The Promissory Note bears interest at 5%, is unsecured and due in 2021. On August 23, 2018, the final release from escrow occurred. Tess received approximately USD $921,000, bringing the total Promissory Note balance to approximately $1,696,000.

Notes and other obligations on the accompanying consolidated balance sheets also consisted of short-term installment obligations, arising from insurance premium financing programs bearing interest at approximately 4.5%, with outstanding balances of $0 and $135,574, as of December 31, 2018 and 2017, respectively.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10.  Stockholders' equity:

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

Series B – Preferred Stock

On November 3, 2017, the Company designated 1,750,001 shares of preferred stock as “0% Series B Convertible Preferred Stock” in connection with the filing of the Certificate of Designation with the Secretary of State of the State of Nevada.

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

The holders of Series B Preferred Stock are entitled to receive dividends if and when declared by the Company's board of directors. The Series B Preferred Stock will participate on an “as converted” basis, with all dividends declared on the Company's common stock. Such dividends will be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash on the stated value of such Series B Preferred Stock.

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

On December 21, 2017, the Company amended the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series B Convertible Preferred Stock (the “Amendment”) in order to remove the voting rights of the Series B Preferred Stock.

Subsequent to the November 3, 2017 issuance of the Series B Preferred Stock, holders of 292,000 Series B Preferred Shares elected to convert those shares for 292,000 shares of the Company's Common Stock as provided in the agreements. As of December 31, 2017, 1,458,001 shares of Series B Preferred Stock were outstanding.

During the year ended December 31, 2018, holders of 1,353,505 Series B Preferred Shares elected to convert those shares to 1,353,505 shares of the Company’s common stock under their original terms. On November 30, 2018, the Company canceled 91,496 shares of its Series B Preferred Stock with a value at issuance of $5.31 per share, or $486,050. As of December 31, 2018, 13,000 shares of Series B Preferred Stock were outstanding.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2018 Transactions:

Common Stock -

On January 4, 2018, the Company issued 19,533 shares of common stock upon the exercise of an employee stock-option.

On January 25, 2018, the Company issued 2,754 shares of common stock at fair value for consulting services at $7.26 per share.

On February 14, 2018, the Company issued 100,000 shares of common stock for the exercise of 100,000 warrants issued in March 2017. The Company received $350,000 from the exercise of the warrants.

On April 20, 2018, the Company issued 18,000 shares of the Company’s common stock for consulting services at an average fair value of $14.33 per share.

During August 2018, the Company issued 50,000 shares of the Company’s common stock at an average fair value of $5.31 per share, as consideration for the Waiver under the BMSS Purchase Agreement. See Note 4.

On December 18, 2018, the Company issued 22,523 shares of common stock at a fair value of $5.55 per share, related to a settlement fee for consulting services.

During the year ended December 31, 2018, holders of 1,353,505 Series B preferred shares elected to convert those shares to 1,353,505 shares of the Company’s common stock under its original terms.

During the year ended December 31, 2018, warrants to purchase 13,009 shares of common stock were exercised on a cashless basis for 3,215 shares of common stock.

Common Stock issued in Asset Acquisition -

On February 21, 2018, the Company issued 1,000,000 shares of common stock at fair value in connection with the Prive asset purchase agreement, with 200,000 of these shares deposited into an escrow account with Corporate Stock Transfer, Inc.

Restricted Common Stock -

During the years ended December 31, 2018 and 2017, 327,416 and 174,082, respectively, shares of common stock related to fully vested shares of restricted common stock were delivered for services performed.

2017 Transactions:

Common Share Private Placement offering -

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Common stock escrow forfeiture -

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

Equity rights termination redemptions -

During the year ended December 31, 2017, the Company negotiated and executed agreements with holders of stock rights (stock options and restricted shares) to have such holders waive their rights to the stock rights in exchange for a one-time cash payment. The majority of the holders had previously terminated from the Company or the agreements were made as part of separation agreements upon the individuals' termination from the Company.   Under the agreements, a total of 553,911 rights were forfeited, consisting of; 515,578 stock options under the Company's 2002 Stock Incentive Plan (the “2002 Plan”), 37,500 non-qualified options issued outside of the 2002 Plan and 833 restricted common shares. The total consideration under the agreements was $399,513.  For financial reporting purposes the amounts paid to each holder was compared to the fair value of the stock rights forfeited using a Black-Scholes valuation and to the extent the amount paid exceeded the value of the stock rights forfeited, the payment amount was charged to stock-based compensation. For purposes of the Black-Scholes valuation, the Company assumed a dividend yield of 0%, expected price volatility of 49% to 99% risk free interest rates of 0.8% to 2.3% and expected terms based upon the remaining lives of the instruments. Of the total amount paid, $392,007 was charged to stockholders' equity and $7,506 was charged to compensation expense.

Common Stock issued for Acquisition -

On October 20, 2017, the Company issued 75,000 shares of Common Stock in connection with the majority acquisition of Tess.  The issuance of the shares was completed as a private placement transaction. In connection with the transaction, the Company and Tess entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement within three months to register the resale of 25,000 shares (of 75,000 shares) of Common Stock issued to Tess. See Note 4.

Cash Dividend -

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

Temporary Reduction in Warrant Exercise Prices -

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

Cashless Exercise of Common Stock Purchase Warrants -

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

During the year ended December 31, 2018, no warrants were exercised on a net cashless basis.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Common Stock Awards -

During the year ended December 31, 2017, 863,000 restricted common stock awards were granted to directors and officers under the Company's equity incentive plans, of which 40,000 were terminated upon the individuals' separation from the Company. As of December 31, 2017, 326,848 restricted common shares had vested and 174,082 had been issued.

During the year ended December 31, 2017, the Company issued 138,067 restricted common shares to consultants for services recorded at a value of approximately $1,178,200.

Common Share Private Placement offering -

On December 21, 2017, the Company closed on the sale of approximately $36,537,543 of units, net of approximately $500,000 in offering expenses of its securities and issued 1,646,113 shares of Common Stock and warrants to purchase up to 1,646,113 shares of Common Stock (the “Units”) pursuant to separate purchase agreements (the “Securities Purchase Agreements”) with accredited investors (the “Investors”), at a purchase price of $22.50 per Unit.  Each Unit consists of one share (the “Shares”) of the Company's common stock, no par value per share (the “Common Stock”), and a three-year warrant (the “Warrants”) to purchase one share of Common Stock, at an exercise price of $40.00 per share (such sale and issuance, the “Private Placement”).

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

The Company entered into separate registration rights agreements (the “Registration Rights Agreement”) with each of the Investors, pursuant to which the Company will undertake to file a registration statement to register the Common Stock issued as part of the Units and the Common Stock issuable upon exercise of the Warrants, within fourteen days following the closing, to cause such registration statement to be declared effective by the Securities and Exchange Commission within ninety days of the filing date and to maintain the effectiveness of the registration statement until all of such shares of Common Stock registered have been sold or are otherwise able to be sold pursuant to Rule 144.  In the event the Company fails to file, or obtain effectiveness of, such registration statement with the given period of time, the Company will be obligated to pay liquidated damages to the Investors for every thirty-days during which such filing is not made and/or effectiveness obtained, such fee being subject to certain exceptions.

The registration rights agreement required that the securities would be registered by March 5, 2018, the effectiveness date, and the registration statement was not declared effective by March 5, 2018. The Company accounted for registration rights agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20 “Loss Contingencies”. The Company recorded approximately $1,358,000 for this contingency in other expenses for the year ended December 31, 2018. This contingency was recorded as a liability as a component of accrued expenses as of December 31, 2018.

Note 11.  Stock options, warrants and restricted common stock:

The Company currently provides stock-based compensation to employees, directors and consultants, both under the Company's 2017 Equity Incentive Plan, as approved by the Company's shareholders on August 21, 2017 (the “Plan”) and non-qualified options and warrants issued outside of the Plan. The Company's previous 2002 Stock Incentive Plan, as amended was replaced by the 2017 Plan with the 2002 Stock Incentive Plan continuing to govern outstanding grants and awards for 10,251 shares of restricted common stock, but no additional grants are to be made. The 2017 Plan was approved reserving 895,000 common shares under the Plan. The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”).  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

Stock-based Compensation:

The Company’s stock-based compensation expenses recognized during the years ended December 31, 2018 and 2017, were attributable to selling, general and administrative expenses, which are included in the accompanying consolidated statements of operations.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company recognized total stock-based compensation expense during the years ended December 31, 2018 and 2017, from the following categories:

	Years Ended December 31,
	2018	2017
Restricted stock awards under the Plan	$3,971,916	$1,714,116
Stock option awards under the Plan	688,490	875,696
Total stock-based compensation	$4,660,406	$2,589,812

Restricted common stock awards:

A summary of the Company's restricted stock activity in the years ended December 31, 2018 and 2017 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	-	$-
Granted	863,000	$5.39
Vested	(326,848)	$4.87
Forfeited	(40,000)	$3.13
Unvested at December 31, 2017	496,152	$5.97
Granted	431,000	$10.46
Vested	(530,065)	$7.61
Forfeited	(301,148)	$7.68
Unvested at December 31, 2018	95,939	$12.49

During the year ended December 31, 2018, a total of 431,000 shares of restricted common stock were granted, consisting of, 418,500 shares granted to officers, employees and non-employee directors of the Company, and 12,500 shares granted to a consultant for services. The total grant date fair value of restricted common stock granted during the year ended December 31, 2018 was approximately $4.5 million.

During the year ended December 31, 2018, forfeitures of restricted common stock totaled 301,148, which consisted of 293,481 shares forfeited due to the termination of the Company’s employees and officers, and 7,667 shares forfeited due to the resignation of a member of the Company’s board of directors.

The value of restricted common stock grants are measured based on their fair market value on the date of grant and amortized over their respective vesting periods. As of December 31, 2018, there was approximately $1,176,000 of unrecognized compensation cost related to unvested restricted common stock, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.0 year.

During the year ended December 31, 2017, the Company granted 863,000 restricted shares to members of its Board of Directors, Advisory Board members and officers. As of December 31, 2017, of the 326,848 restricted shares which had vested, 174,082 had been issued with 152,766 vested rights remaining to be issued. Upon the separation of two Directors, 40,000 restricted shares were subsequently forfeited, including 833 restricted shares that were re-acquired by the Company as part of the equity rights terminations (see Note 10). The weighted-average grant date fair value of restricted shares granted during the year ended December 31, 2017 was $5.39 per share based upon the share price as of the date of grant. The total fair value of restricted stock granted, net of approximately $125,000 of forfeitures, during the year ended December 31, 2017 was approximately $4.7 million, including approximately $1.6 million which vested in the period.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock incentive Plan options:

The Company's determination of the estimated fair value of share-based payment awards on the date of grant under the Plan is affected by the following variables and assumptions:

•	The grant date exercise price – the closing market price of the Company's common stock on the date of the grant;
•	Expected option term – based on historical experience with existing option holders estimated at 3-5 years;
•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
•	Legal term of the option – grants have legal lives of 10 years;
•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
•
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the daily closing price of the Company's common stock over the period commencing in mid-2017 when the Company changed its strategic focus; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.
•	The Company accounts for forfeitures as they occur.

The Company currently provides stock-based compensation to employees, directors and consultants under the Plan.  The Company utilized assumptions in the estimation of fair value of stock-based compensation for the years ended December 31, 2018 and 2017, as follows:

	Years Ended December 31,
	2018	2017
Dividend yield	0%	0%
Expected price volatility	152% - 159%	15% - 95%
Risk free interest rate	2.49% - 2.96%	1.92-1.99%
Expected term	5 years	5 years

A summary of stock option activity under the Plan for options to employees, officers, directors and consultants, for the years ended December 31, 2018 and 2017, is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	566,747	$20.46
Granted	120,000	$9.00
Exercised	(50,800)	$2.94
Forfeited	(516,414)	$22.16
Outstanding at December 31, 2017	119,533	$9.02	9.8	$2,316,000
Granted	62,000	$15.71
Exercised	(19,533)	$4.02
Forfeited	(100,000)	$10.00
Outstanding at December 31, 2018	62,000	$15.71	9.2	$-

Exercisable at December 31, 2018	57,836	$15.51	9.2	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2018 and 2017, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2018 and 2017, respectively.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2018, the Company granted 62,000 stock options. Included in the 62,000 options granted were 50,000 stock options granted to an employee of the Company at an average exercise price of $18.50 per share, which vest monthly over a twelve month term, and 12,000 stock options granted to a consultant at an average exercise price of $4.09 per share, which vested at grant date. During the year ended December 31, 2017, 120,000 options were granted to directors and officers of the Company with a weighted average exercise price at grant date of $9.00 per option.  Included in the 120,000 options issued, were 20,000 options at an average exercise price of $4.02 per share which vest monthly over a twenty-four-month period and 100,000 options at an exercise price of $10.00 per share which were vested at grant date. All options were granted under the Company's Plan and expire ten years from the grant date.

During the year ended December 31, 2018, 19,533 vested options granted under the Plan were exercised for cash proceeds of $78,522.
During the year ended December 31, 2017, 50,800 options outstanding under the Plan were exercised for cash proceeds of $149,136. The intrinsic value of the options exercised during the years ended December 31, 2018 and 2017, was approximately $51,000 and $171,000, respectively.

During the year ended December 31, 2018, 100,000 vested stock options granted to an officer of the Company were forfeited. During the year December 31, 2017, a total of 516,414 options granted under the Plan were forfeited with 515,578 forfeited as part of the equity rights terminations as described in Note 10 and 836 options terminated at the end of their term. Of the total forfeited, 459,414 options were vested, exercisable at an average exercise price of $24.55 and 57,000 were unvested, exercisable at an average exercise price of $2.92.

As of December 31, 2018, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $58,000, which will be fully amortized in the first quarter of 2019.

Other common stock purchase warrants:

As of December 31, 2018, the Company had outstanding 1,671,113 warrants issued in connection with offerings.  The following is a summary of the change in outstanding warrants during the years ended December 31, 2018 and 2017:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	527,003	$13.36
Granted	4,451,113	$17.03
Exercised for cash	(620,000)	$3.00
Exercised on a cashless basis	(2,244,147)	$-
Forfeited	(169,074)	$18.62
Outstanding at December 31, 2017	1,944,895	$35.06	2.7	$6,135,000
Granted	-	$-
Exercised	(113,009)	$3.50
Forfeited	(160,773)	$10.88
Outstanding at December 31, 2018	1,671,113	$39.47	2.0	$-

Exercisable at December 31, 2018	1,671,113	$39.47	2.0	$-

During the year ended December 31, 2018, 13,009 of the warrants issued in the May 2013 private offering were exercised on a cashless basis for the issuance of 3,215 shares of common stock, 100,000 warrants issued in March 2018, were exercised for cash proceeds of $350,000 and 160,773 warrants were forfeited.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2018.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12.  Animal Health License Agreements:

Ceva License Agreement
In July 2012, the Company entered into an exclusive license agreement (the “License Agreement”) with Ceva Santé Animale S.A. (“Licensee”), under which the Company granted the Licensee an exclusive royalty-bearing license, until December 31, 2028, to the Company's intellectual property and other assets, including both (a) the Company’s patent rights and know-how, relating to recombinant single chain reproductive hormone technology for use in non-human mammals (the “Company's Animal Health Assets”) and (b) the technology licensed to the Company by Washington University in St. Louis (“WU”). The License Agreement contains termination provisions as defined in the License Agreement.

Under the License Agreement, the Licensee obtained a worldwide exclusive license to develop, seek regulatory approval for and offer to sell, market, distribute, import and export luteinizing hormone ('LH') and/or follicle-stimulating hormone (“FSH”) products for bovine (cattle), equine and swine in the field of the assistance and facilitation of reproduction in bovine, equine and swine animals.  The Company also granted the Licensee an option and right of first refusal to develop additional animal health products outside of the licensed field of use or any diagnostic pregnancy detection tests for non-human mammals.

Under the License Agreement as of December 31, 2018, the Company would be entitled to receive future payments if Ceva achieves certain regulatory approvals as outlined in the License Agreement, summarized as follows:

●	Payments, totaling up to a potential of $1.1 million in the aggregate, based on the satisfactory conclusion of conditions as defined in the License Agreement;

●	Potential for payments of up to an additional $2 million for development and receipt of regulatory approval for additional licensed products; and

●	Royalties, at low double-digit rates, based on sales of licensed products.

The upfront license fees received from the License Agreement have been recorded as deferred revenue and are amortized over the term of the License Agreement.  License fees revenue totaling a net of approximately $1,556,000 commenced being amortized in July 2012. As of December 31, 2018, deferred revenue of $96,698 has been classified as a current liability and $871,919 has been classified as a long-term liability. The current liability represents the next twelve months' portion of the license fees revenue. For each of the years ended December 31, 2018 and 2017, approximately $97,000, was recorded as the amortized license fee revenue.

Washington University License Agreement
During 2004 WU and Riot Blockchain entered into an exclusive license agreement which grants Riot Blockchain exclusive license and right to sublicense WU's technology (as defined under the WU License Agreement) for veterinary products worldwide, except where prohibited. The term of the WU License Agreement continues until the expiration of the last of WU's patents (as defined in the WU License Agreement) expire in 2019.  Riot Blockchain has agreed to pay minimum annual royalties, creditable against future royalties and royalties payable to WU for covered product sales by Riot Blockchain carrying a mid-single digit royalty rate and for sublicense fees received by Riot Blockchain carrying a low double-digit royalty rate. No royalty payments were made during the years ended December 31, 2018 and 2017.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13. Discontinued Operations:

During the quarter ended March 31, 2017, the Company made the decision to discontinue the operations of its wholly-owned subsidiary BDI. BDI had developed a proprietary Enhanced Surface Plasmon Resonance technology platform for the detection of molecular interactions. The decision to adopt this plan was made following an evaluation by the Company's Board of Directors in January 2017 of the estimated results of operations projected during the near to mid-term period for BDI, including consideration of product development required and updated sales forecasts, and estimated additional cash resources required. The Company substantially disposed of the assets and operations during 2017 by selling the assets and licensing the intellectual property rights.  The Company has recognized the exit of BDI in accordance with ASC 205-20, Discontinued Operations. As such, the historical results of BDI, following its 2016 acquisition, have been classified as discontinued operations.

The Company's historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Assets and liabilities related to the discontinued operations of BDI are approximately as follows as of December 31, 2018 and 2017:

Current Liabilities	December 31, 2018	December 31, 2017
Accounts payable	$16,000	$16,000
Accrued expenses	-	28,000
Deferred revenue	-	137,000
Total current liabilities	$16,000	$181,000

Summarized results of the discontinued operation are as follows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Revenue	$137,000	$37,000
Cost of revenue	41,000	6,000
Gross margin	96,000	31,000
Operating expenses	-	955,000
Operating income (loss)	96,000	(924,000)
Escrow forfeiture gain	-	135,000
Impairment loss	-	(2,754,000)
Income (loss) from discontinued operations, net of tax	$96,000	$(3,543,000)

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

In December 2017, BDI entered an asset purchase agreement with a privately held third party (the “Buyer”), pursuant to which BDI sold its rights to its intellectual property, technology rights and know-how associated with the business to the Buyer in exchange for future payments when and if the technology generates cash flow. Should the Buyer decide to pursue development of the acquired rights and if they successfully commercialize a product using the acquired rights, BDI would be entitled to receive future earn-out payments based upon a low single digit percentage of such defined sales. Such earn-out payments are subject to certain per product sale limitations and a cumulative payment ceiling (not to exceed total payments of low single-digit millions of dollars). Based upon the Company's assessment of the current low likelihood receiving future payments under this agreement, no revenue has been recognized.

Note 14.  Income taxes:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease of approximately $14.0 million, related to deferred tax assets, exclusive of the corresponding change in the valuation allowance, for the year ended December 31, 2017. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate. A transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At December 31, 2018 and 2017, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

The components of the loss from continuing operations before income taxes for the years ended December 31, 2018 and 2017 are as follows:

	For the years ended December 31,
	2018	2017
Domestic	$(56,452,693)	$(17,682,428)
Foreign	(4,554,967)	(354,540)
Loss from Continuing Operations before Income Taxes	$(61,007,660)	$(18,036,968)

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of income tax expense (benefit) are as follows:

	As of December 31,
	2018	2017
Current:
US Federal	$-	$-
US State	-	-
Foreign	-	-
Total current benefit	-	-
Deferred:
US Federal	495,221	1,312,704
US State	111,779	296,296
Foreign	92,000	-
Total deferred benefit	699,000	1,609,000
Total benefit for income taxes	$699,000	$1,609,000

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are comprised of the following:

	As of December 31,
	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$30,745,000	$25,837,000
Research and development credit carryforwards	989,000	989,000
Stock option expense	1,384,000	252,000
Impairment of mining related assets and other	8,779,000	14,000
Total deferred tax assets	41,897,000	27,092,000
Valuation allowance	(41,897,000)	(27,092,000)
Net deferred tax assets	-	-
Deferred income tax liabilities:
Indefinite life intangible assets	(142,709)	(699,000)
Net deferred tax liabilities	$(142,709)	$(699,000)

The Company has approximately $117.4 million of federal and state tax Net Operating Losses (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $100.3 million, if not utilized, will expire in 2037. The federal and state net operating loss carryforwards of $19.1 million generated in 2018 are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The foreign NOLs available are $2.0 million and begin to expire in 2037.

Furthermore, as a result of changes in the ownership of our common stock and changes in our business operations, our ability to use our federal NOLs may be limited under Internal Revenue Code Section 382 and 383.  State NOLs are subject to similar limitations in many cases.  As a result, our substantial NOLs may not have any value to us.

The federal and state tax returns beginning with the year ended December 31, 2006 are currently open for examination under the applicable federal and state income tax statues of limitations. The foreign tax returns for the years ended December 31, 2017 and 2018 are open for examination.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2018. The valuation allowance increased by approximately $14.8 million as of December 31, 2018.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2018	2017
Statutory federal income tax expense (benefit)	$(12,791,000)	$(7,307,000)
State taxes, net of federal tax expense (benefit)	(2,887,000)	(647,000)
Federal tax rate change	-	13,617,000
Stock compensation and other non-deductible expenses	174,000	3,118,000
Change in valuation allowance	14,805,000	(10,390,000)
Income taxes benefit	$(699,000)	$(1,609,000)

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2018 and 2017. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2018 and 2017.

The Company’s major tax jurisdictions are the United States, Oklahoma and Canada. The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2018 and 2017.
Note 15.  Commitments and contingencies:

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

Base rent for the premises during the period from inception to the first amendment is equal to $55.95/kW per month for a total of 4 Megawatts (MW) of available electrical power, or $223,800 per month.

On March 26, 2018, Kairos entered into a first amendment to the above lease, whereby the Landlord agreed to increase the electrical power available for Kairos’s use from 6MW to 12MW, and the base rent under the lease was increased to approximately $664,760 per month, effective as of the date when such additional power is available.

Effective November 29, 2018, Kairos entered into the second amendment to the lease which provides the following:

•	extends the initial term of the lease through August 19, 2019;
•	monthly base rent of $235,000 for December 2018, $230,000 for January and $190,000 per month thereafter for the duration of the lease, including any renewals,
•	changes the monthly electricity usage charges and
•	Kairos shall have the option to renew the lease for up to two, three month periods after expiration of the initial term.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Ingenium International LLC Consulting Agreement

On February 21, 2018, the Company entered into a Consulting Agreement with Ingenium International LLC (the “Consultant”) to provide consulting services related to the Company’s business for a twelve-month period. Pursuant to the Consulting Agreement, Consultant’s services are defined as follows: complete the installation and deployment of 8,000+ ASIC digital currency miners, which included the Prive Equipment and the BMSS Equipment; assist in managing and monitoring the operation of the 8,000+ digital currency miners on an ongoing basis; promptly responding to and troubleshooting any issues as they arise in the management and monitoring of the operations; continuing the buildout of up to 40 Megawatts of energy capacity, with the ultimate goal to secure the power and build the location for up to 80 Megawatts of energy capacity; and to make strategic introductions to other digital currency business opportunities and contacts in the sector. In connection with the Consulting Agreement the Company made a lump sum payment of $4,000,000 to the Consultant. The Company recorded the $4,000,000 as a prepaid expense on February 21, 2018 and was amortizing the total cost over the one-year life of the agreement.  However, the Company determined that as of December 31, 2018, the Consultants had provided substantially all the agreed upon services under the Consulting Agreement and therefore, recorded any remaining prepaid balance to selling, general and administrative expense on the accompanying statement of operations.

The controlling principals of Ingenium International LLC. are shareholders in the Company by virtue of the previous acquisitions of Kairos and Prive.

Synapse Financial Technologies, Inc. Agreement

On October 23, 2018, the Company, through its wholly-owned subsidiary, Logical Brokerage entered into an agreement (the “SynapseFi Agreement”) with Synapse Financial Technologies, Inc. (“SynapseFi”) to secure Synapse’s services to support the launch of the Company’s planned branded digital currency exchange, in the United States. SynapseFi is an industry leader in the provision of Application Program Interfaces (“API”) to the financial services industry.  SynapseFi’s APIs provide a secure and stable means of communication between users and financial institutions, while providing security and compliance assurances to the financial institutions themselves, which are of paramount importance to the Company and the users of its planned digital currency exchange.

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

For the year ended December 31, 2018, there were no material expenses incurred related to the SynapseFi Agreement.

Shift Markets, Ltd. Agreement

On November 21, 2018, RiotX Holdings Inc (“RiotX”), entered into an agreement with Shift Markets, Ltd. (“Shift”) to provide RiotX with its crypto exchange platform. The agreement will enable RiotX to execute its plan to launch a U.S. focused digital currency exchange and offer a robust trading interface for real time trading of crypto assets.

Logical Brokerage Regulatory Compliance

Logical Brokerage is presently registered as an Introducing Broker (“IB”), is a member of the National Futures Association (“NFA”), and is registered with the Commodity Futures Trading Commission (“CFTC”).  Logical Brokerage is subject to NFA's regulatory oversight and examinations. Logical Brokerage has no customers and has done no business since the Company acquired it on March 23, 2018 though the date these consolidated financial statements have been issued.  As a registered IB, Logical Brokerage is subject to the CFTC's Minimum Capital Requirement's Regulation 1.17, which requires the adjusted net capital, as defined, to be equal to or in excess of $45,000.  As of December 31, 2018, Logical Brokerage's adjusted net capital was in excess of CFTC's regulatory requirements.

Contingencies:

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property, and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Paid expenses related to the defense of such claims are recorded by the Company as incurred and paid and included in the accompanying consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that, other than with regard to the Class Action described below, any material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Company's shareholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3: 18-cv-02293. The complaint asserts violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of shareholders that purchased stock from November 13, 2017 through February 15, 2018. The complaint alleges that the Company and certain of its officers and directors made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding its business plan in connection with its cryptocurrency business. The complaint requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

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

On April 18, 2018, Joseph J. Klapper, Jr., filed a complaint against Riot Blockchain, Inc., and certain of its officers and directors in the United District Court for the District of New Jersey (Klapper v. Riot Blockchain Inc., et al., Case No. 3: 18-cv-8031). The complaint contained substantially similar allegations and the same claims as those filed by Mr. Takata, and requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief. On November 6, 2018, the court in the Takata action issued an order consolidating Takata with Klapper into a single putative class action. The court also appointed Dr. Golovac as Lead Plaintiff and Motely Rice as Lead Counsel of the consolidated class action.

Lead Plaintiff filed a consolidated complaint on January 15, 2019.  Defendants filed motions to dismiss on March 18, 2019.  The briefing on the motions to dismiss will be completed in June 2019.  Subject to the outcome of the pending motions, defendants intend to continue to vigorously contest Lead Plaintiff’s allegations.  Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the preliminary conference, the court adjourned the conference until September 9, 2019 in lieu of staying the action.  Defendants do not anticipate any other activity on this case until the next preliminary conference.

On May 22, 2018, two additional shareholder derivative complaints were filed on behalf of the Company in the Eighth Judicial District Court of the State of Nevada in and for the County of Clark (Kish v. O'Rourke, et al., Case No. A-18-774890-B & Gaft v. O'Rourke, et al., Case No. A-18-774896-8). The two complaints make identical allegations, which are similar to the allegations contained in the shareholder class action complaints. The shareholder derivative plaintiffs also seek recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding abetting a breach of fiduciary duty. The complaints seek unspecific monetary damages and corporate governance changes.

On September 24, 2018, the court entered an order consolidating the Gaft and Kish actions, which is now styled as In re Riot BlockChain, Inc. Shareholder Derivative Litigation, Case No. A-18-774890-B. The plaintiffs filed a consolidated complaint on March 15, 2019.  The consolidated action has been temporarily stayed until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

On October 9, 2018, another shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Eastern District of New York (Rotkowitz v. O'Rourke, et al., Case No. 2:18-cv-05632). As with the other shareholder derivative actions, the shareholder plaintiff alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain of the Company's officers, directors, and an investor. The complaint's allegations are substantially similar to those made in the other securities class action and shareholder derivative complaints filed in 2018. The complaint seeks unspecific monetary damages and corporate governance changes. The parties filed a motion with the court to temporarily stay this action until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey. In response, the court dismissed the action without prejudice with leave to refile a complaint following the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

On October 22, 2018, a fifth shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Southern District of New York (Finitz v. O'Rourke, et al., Case No. 1: 18-cv-09640). The shareholder plaintiffs allege breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain of the Company's officers, directors, and an investor. The complaint's allegations are substantially similar to those made in the other securities class action and shareholder derivative complaints filed in 2018. The complaint seeks unspecific monetary damages and corporate governance changes. Upon the parties' stipulation, the court issued an order temporarily staying this action until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Defendants intend to vigorously contest plaintiffs’ allegations in the shareholder derivative actions and plaintiffs’ right to bring the action in the name of Riot Blockchain.  But because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

SEC Subpoena

During 2018 the Company received several comment letters (the “Comment Letters”) from the Division of Corporation Finance and the Division of Investment Management of the Securities and Exchange Commission (“SEC”).  The Comment Letters have been issued on the Company’s periodic reports on Form 10-Q for the quarter ended March 31, 2018, Annual Report on Form 10-K for the fiscal year ended December 31, 2017, amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and current report on Form 8-K filed October 4, 2017.  The comments raise matters related to, among other things, the unsettled nature of accounting treatment for the Company’s digital currency mining and the fair value method selected by the Company (as opposed to intangible accounting methods proposed by some experts) and applicability to the Company of the Investment Company Act of 1940, particularly as relates to the Company’s minority interest in goNumerical, Inc. a/k/a Coinsquare.  The Company continues to engage in conversations with the staff of the Division of Enforcement, Division of Investment Management, Division of Corporation Finance, and Office of the Chief Accountant regarding the issues raised in the comment letters.

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

Beneficial Ownership

Pursuant to the rules of the Securities and Exchange Commission (the “SEC”), the Company has consistently reported its beneficial ownership positions in its proxy and other filings where beneficial ownership disclosures are presented, for certain beneficial owners with respect to any person (including any “group” as that term is used in section 13(d)(3) of the Securities and Exchange Act of 1934 (the “Exchange Act”) who is known to the Company to be the beneficial owner of more than 5% of the Company’s common stock.  The Company has relied on each person who has reported to the SEC beneficial ownership of more than 5% of our common stock to provide complete and accurate information regarding their ownership, based on the reports filed by these persons.

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

Riot Blockchain, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other Actions/Investigation

On May 31, 2018, M. Reese Everson filed a direct action against the Company in the United District Court for the District of Columbia (Everson v. Riot Blockchain Inc., Case No. 1: 18-cv-01292-CRC). The complaint alleges that the Company's Proposal 4 included with the 2018 Proxy Statement violated Section 14(a) of the Securities Exchange Act of 1934, and sought to enjoin the stockholder's vote on Proposal 4 in advance of the annual meeting scheduled for June 15, 2018. On June 8, 2018, the Company issued a press release stating that it resolved to withdraw the portion of the 2018 Proxy Statement related to Proposal 4 and will no longer solicit votes for Proposal 4. Plaintiff filed a notice of voluntarily dismissal of the action on June 8, 2018 after being notified of the Company's press release.

On April 9, 2018, the Company received a subpoena requesting document from the U.S. Securities and Exchange Commission.  We have and intend to fully cooperate with the SEC inquiry.

Note 16.  Other Related Party Transactions:

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

Note 17.  Subsequent Events:

Senior Secured Convertible Promissory Notes

On January 28, 2019, the Company issued a series of Senior Secured Convertible Promissory Notes (the “Notes”), to investors for an aggregate principal amount of $3,358,333 and an equal value of warrants for the purchase of shares of the Company’s common stock. The Notes are convertible into shares of the Company’s common stock at any time after the issuance date, provided that at no time, the Company will be required to issue shares in excess of the aggregate number of shares of its commons stock outstanding. The Notes mature twelve months from date of issuance and accrue interest at a rate of 8% per annum, with twelve months of interest guaranteed. The notes are subject to prepayment penalties, default conditions and other terms and conditions, as further defined in the agreements. As additional consideration for the investment, the Company issued a total of 150,000 restricted common shares to the three investors.

In connection with the Notes, the Company entered into registration rights agreement with the investors. The Company has agreed to file with the SEC a registration statement covering the equity rights and any other shares issuable in connection with the Notes on or before March 14, 2019 and use its best efforts to have the registration statement become effective on or before April 29, 2019.

Sale of Digital Currencies

In January 2019, the Company sold 240 bitcoin and 3,110 litecoin generating total cash proceeds of approximately $1,004,000.

Termination of Arrangement

On February 15, 2019, Cresval Capital Corp., terminated its definitive agreement with Tess due to Tess’s inability to complete one of the closing conditions of the agreement. The Company owns greater than 50% of Tess.

Issuance of Restricted Common Stock

Subsequent to December 31, 2018, 93,751 shares of restricted common stock related to fully vested shares of restricted stock were issued to certain of the Company’s former directors and officers.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our  Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2018, we concluded that our internal control over financial reporting contained the following material weaknesses:

1)
We did not implement or properly maintain control activities at either the entity or activity level that were designed or were operating effectively to identify and address (i) all significant risks that could have a material adverse impact on the Company’s ongoing operations and (ii) all likely sources that could result in a material misstatement to the financial statements.

2)
We did not design or maintain effective general information technology (“IT”) controls over certain information systems that are relevant to the mitigation of the risk pertaining to the misappropriation of assets and to the preparation of the consolidated financial statements. Specifically, we did not design and implement:

a.
User access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel;

b.
Program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, (iii) digital currency hardware wallets, and (iv) underlying accounting records, are identified, tested, authorized and implemented appropriately; and

c.
Physical security controls to ensure that the (i) digital currency hardware wallets, (ii) digital currency hardware wallet master seed phrases, (iii) digital currency hardware wallet pin codes, and (iv) the digital currency mining equipment were safeguarded, monitored, validated, and restorable, both physically and electronically.

The Company’s independent registered public accounting firm, Marcum LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which appears in Item 9a of this Annual Report.
As a result of the identification of the material weaknesses, and prior to filing this Annual Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the year ended December 31, 2018 were prepared in accordance with GAAP. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report have been prepared in accordance with GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Marcum LLP has issued an unqualified opinion on our consolidated financial statements, which is included in Item 8 of this Annual Report, and we have developed a remediation plan for the material weakness, which is described below.
Remediation
Our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) creating and filling an information technology compliance oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance control knowledge across the entire IT organization; (iv) developing enhanced risk assessment procedures and controls related to changes in information technology systems; (v) implementing an information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board.
We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Riot Blockchain, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Riot Blockchain, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

1)
The Company did not implement or properly maintain control activities at either the entity or activity level that were designed or were operating effectively to identify and address (i) all significant risks that could have a material adverse impact on the Company’s ongoing operations and (ii) all likely sources that could result in a material misstatement to the financial statements.

2)
The Company did not design or maintain effective general information technology (“IT”) controls over certain information systems that are relevant to the mitigation of the risk pertaining to the misappropriation of assets and to the preparation of the consolidated financial statements. Specifically, the Company did not design and implement:

a.
User access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel;

b.
Program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, (iii) digital currency hardware wallets, and (iv) underlying accounting records, are identified, tested, authorized and implemented appropriately;

c.
Physical security controls to ensure that the (i) digital currency hardware wallets, (ii) digital currency hardware wallet master seed phrases, (iii) digital currency hardware wallet pin codes, and (iv) the digital currency mining equipment were safeguarded, monitored, validated, and restorable, both physically and electronically.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2018 consolidated financial statements, and this report does not affect our report dated April 2, 2019 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2018 and the related consolidated statements of operations, chamges in stockholders’ equity, and cash flows for the year then ended of the Company and our report, which includes an explanatory paragraph with regards to the Company’s ability to continue as a going concern, dated April 2, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum llp
New York, NY
April 2, 2019

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are taking the remedial actions described above and we expect to implement them before December 31, 2019.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, NAMED EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Directors, Named Executive Officers and Corporate Governance” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Principal Accountant Fees and Services” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

3.         Certificate of Incorporation and Bylaws.
3.1	Articles of Incorporation filed September 20, 2017 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017).

3.2	Amendment to Bylaws effective March 9, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018).

3.3	Bylaws effective September 20, 2017 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017).

3.4	Articles of Merger between Bioptix, Inc., and Riot Blockchain, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017).

4.         Instruments Defining the Rights of Security Holders, Including Indentures.
4.1
Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 2% Series A Convertible Preferred Stock of Bioptix, Inc. (Incorporated by reference to Exhibit 3.3 of the Current Report on From 8-K filed September 25, 2017).

4.2	Amendment to Certificate of Designation of 0% Series B Convertible Preferred Stock of the Company (Incorporated by reference from Exhibit 3.1 of the Current Report on From 8-K filed December 21, 2017)

4.3
Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of the Company (Incorporated by reference from Exhibit 3.1 of the Current Report on From 8-K filed November 3, 2017).

4.4
2017 Equity Incentive Plan, as amended (Incorporated by reference to Appendix E to the Definitive Proxy Statement on Schedule DEF14A filed July 10, 2017, as amended incorporated by reference to the Definitive Proxy Statement on Schedule DEF14A filed March 26, 2018 and Schedule DEFA14A filed April 2, 2018).

4.5	Bioptix, Inc. Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 2, 2016).

4.6
Share Exchange Agreement by and among the Company, Kairos Global Technology, Inc., and the shareholders of Kairos Global Technology, Inc. dated as of November 1, 2017 (Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017).

4.7
Form of Purchase Agreement by and between the Company and Tess Inc. dated as of  October 20, 2017 (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017).

4.8
Registration Rights Agreement by and between the Company and Tess Inc. dated as of October 20, 2017 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017).

4.9
Form of Subscription Agreement by and between the Company and goNumerical, Ltd. (Coinsquare) dated as of  September 29, 2017 (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017).

4.10	Form of Securities Purchase Agreement (Units) dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 19, 2017).

4.11	Form of Registration Rights Agreement dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed December 19, 2017).

4.12	Form of Common Stock Purchase Warrant dated as of December 18, 2017 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed December 19, 2017).

4.13	Form of Securities Purchase Agreement dated as of March 10, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 16, 2017).

4.14	Form of Amendment to Registration Rights Agreement (Units) dated as of December 21, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 21, 2017).

4.15	Form of Amendment to Registration Rights Agreement dated as of December 21, 2017 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed December 21, 2017).

4.16	Form of Registration Rights Agreement dated as of March 10, 2017 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 16, 2017).
4.17	Form of Escrow Deposit Agreement dated as of March 10, 2017 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed March 16, 2017).

4.18	Form of Escrow Deposit Agreement (Securities) dated as of March 10, 2017 (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed March 16, 2017).

4.19	Form of Securities Purchase Agreement dated as of March 15, 2017 (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed March 17, 2017).

4.20	Form of Common Stock Purchase Warrant dated as of March 10, 2017 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed March 16, 2017).

4.21	Form of Common Stock Purchase Warrant Agreement dated as of May 30, 2013 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed May 30, 2013).

10.        Material Contracts.
10.1	Second Amendment to Lease Agreement, dated November 29, 2018 (incorporated by reference to Exhibit 1.01 of the Current Report on Form 8-K filed December 6, 2018).
10.3	First Amendment to Lease Agreement, dated March 26, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 27, 2018).

10.4	Lease Agreement dated as of February 27, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 28, 2018).

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

10.8
Executive Employment Agreement dated as of January 20, 2018 by and between Riot Blockchain Canada, Inc. and Jeffrey Vormittag (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 18, 2018).

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

10.11	Retention Agreement by and Between the Company and Jeff McGonegal dated as of June 30, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed July 3, 2017).

10.12
Separation Agreement by and between the Company and Michael Beeghley dated as of November 3, 2017 (Incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 13, 2017).

10.13	Separation Agreement by and between the Company and Richard Whitcomb dated as of June 15, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 15, 2017).

10.14	Separation Agreement by and between the Company and Steve Lundy dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 7, 2017).

10.15	Logical Brokerage Corp. Stock Purchase Agreement dated as of March 26, 2018 (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed March 27, 2018).

10.16
Stockholders Agreement dated March 26, 2018 among  Logical Brokerage Corp., Riot Blockchain, Inc. and Mark Bradley Fisher (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed March 27, 2018).

10.17
Asset Purchase Agreement by and between Company and Prive Technologies, LLC dated as of February 15, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 16, 2018).

10.18	Form of Escrow Deposit Agreement (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed February 16, 2018).

10.19
Asset Purchase Agreement by and between Blockchain Mining Supply & Services, Ltd and the Company dated February 15, 2018 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed February 16, 2018).

10.20
Escrow Agreement by and between Blockchain Mining Supply & Services, Ltd. and the Company dated February 15, 2018 (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed February 16, 2018).

10.21	Ingenium International Consulting Agreement dated as of February 21, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 23, 2018).

10.38
Agreement by and among Barry Honig, Catherine DeFrancesco and certain related parties with respect to the Company dated January 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 20, 2017).

10.39
Exclusive License Agreement between the Company and The Washington University, dated May 1, 2004, as amended (Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010).

10.40
Amended and Restated Unanimous Shareholder Agreement dated October 2, 2017, by and among the Company, goNumerical, Ltd., and the other parties named therein  (Incorporated by reference to Exhibit 10.1 of the Current Report on From 8-K filed May 25, 2018).

14	Code of Ethics Adopted October 23, 2017 (Incorporated by reference to Exhibit 14 of the Current Report on Form 8-K filed October 25, 2017).

31.       Certifications.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. *

32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements *

 ____________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 2, 2019, by the undersigned thereunto duly authorized.

RIOT BLOCKCHAIN, INC.

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Executive Officer

/s/ Robby Chang
Robby Chang, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey G. McGonegal and Robby Chang, each and individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 2, 2019 in the capacities indicated.

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal Chief Executive Officer (principal executive officer)

/s/ Robby Chang
Robby Chang, Chief Financial Officer (principal financial officer)

/s/ Remo Mancini
Remo Mancini, Director

/s/ Jason Les
Jason Les, Director

/s/ Benjamin Yi
Benjamin Yi, Director