Form 10-K/A
period 2018-12-31
Riot Blockchain, Inc.
filed 2019-04-23
CIK 1167419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

As of April 23, 2019, the registrant had 14,762,809 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

RIOT BLOCKCHAIN, INC.
ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of Riot Blockchain, Inc., originally filed on April 2, 2019 (the “Original Filing”). We are filing this Amendment to amend “Part I, Item 1A. Risk Factors” to add an additional risk factor regarding the potential effect of the forum selection clause contained in the Company’s bylaws on potential claims made against the Company by its stockholders, as well as to include the information required by Part III of Form 10-K that was not included in the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date filed.

INDEX TO ANNUAL REPORT ON FORM 10-K

		Page

PART I
Item 1A.	Risk Factors.	1
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	22
Item 11.	Executive Compensation.	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	29
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	30
Item 14.	Principal Accountant Fees and Services.	31

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	31

i

RIOT BLOCKCHAIN, INC.

As used in this Amendment to our Annual Report on Form 10-K/A, the terms “we”, “us”, “our”, the “Company”, “Riot Blockchain, Inc.” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Amendment and our and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “anticipates,” “plans,” “will,” “should,” “could,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required under applicable law. We cannot guarantee future results, levels of activity, performance or achievements.

INDUSTRY AND MARKET DATA
Information regarding market and industry statistics contained in this Amendment  to our Annual Report on Form 10-K, as amended, has been obtained from industry and other publications that we believe to be reliable, but that are not produced for purposes of securities filings. We have not independently verified any market, industry or similar data presented in this Annual Report and cannot assure you of its accuracy or completeness. Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. As a result, investors should not place undue reliance on any such forecasts and other forward-looking information.

ii

PART I

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

We will likely continue to operate at a loss, at least until our business becomes established, or if digital currency prices decline, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements.  We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations.  If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise be not in the interests of our stockholders.

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

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expense; notwithstanding the foregoing, our growth may depend on our success in uncovering and completing such transactions.

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

To finance any acquisitions or joint ventures, we may choose to issue shares of common stock as consideration, which would dilute the ownership of our existing stockholders.  Additional funds may not be available on terms that are favorable to us, or at all.  If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using stock as consideration.

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
The loss of key members of management could inhibit our growth prospects.  Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel.  As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the digital currency industry.  The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, our business could be harmed

We, and some of our current officers, have been named as parties to various lawsuits arising out of, or related to, allegedly false and misleading statements made in prior securities filings, and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

A number of securities class action complaints and a stockholder derivative action have been filed against us and certain of our current officers and directors, as described more fully in Item 3, Legal Proceedings.  Stockholders have filed three class action complaints against us in three states, accusing us of violations of the federal securities laws based on purported material misrepresentations or omissions allegedly made by the Company.  Each class action complaint seeks unspecified money damages and other relief on behalf of a putative class of persons who purchased or otherwise acquired our common stock between November 13, 2017 and February 15, 2018.  The stockholder derivative case alleges similar disclosure violations and seeks unspecified monetary damages and corporate governance reforms.  If these matters cannot be resolved expeditiously, management's attention may be diverted to this matter and there can be no assurance that the litigation would be settled.  If the current litigation proceeds or if additional claims are filed, the legal and other costs associated with the defense of these actions and their ultimate outcomes could have a material adverse effect on our business, financial condition and results of operations.  While we expect insurance to cover many of the costs associated with defending such litigation, insurance coverage may be insufficient and could require a diversion of our resources.  There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

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

If our internal control over financial reporting is not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC, our common stock listing on the NASDAQ could be suspended or terminated and our stock price could materially suffer.  In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to stockholder lawsuits, which could impose significant additional costs on us and divert management attention.

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

U.S. companies that have more than 100 stockholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”).  Unless a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily control, we may be required to register and become subject to regulation under the Investment Company Act.  If bitcoin and other digital currencies were to be deemed securities for purposes of the Investment Company Act, we would have difficulty avoiding classification and regulation as an investment company.

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

Other factors which could cause volatility in the market price of our common stock include, but are not limited to:

•	actual or anticipated fluctuations in our financial condition and operating results or those of companies perceived to be similar to us;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	commercial success and market acceptance of blockchain and bitcoin and other digital currencies;
•	actions by our competitors, such as new business initiatives, acquisitions and divestitures;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	sales of our common stock by our officers, directors or significant stockholders;
•	other actions taken by our stockholders;
•	future sales or issuances of equity or debt securities by us;
•	business disruptions caused by earthquakes, tornadoes or other natural disasters;
•	issuance of new or changed securities analysts' reports or recommendations regarding us;
•	legal proceedings involving our company, our industry or both;
•	changes in market valuations of companies similar to ours;
•	the prospects of the industry in which we operate;
•	speculation or reports by the press or investment community with respect to us or our industry in general;
•	the level of short interest in our stock; and
•	other risks, uncertainties and factors described in this annual report.

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

Our Bylaws contain a forum selection clause which requires our stockholders to bring claims against us in the State of New York as the sole and exclusive forum for the resolution of their claims; our stockholders may be prejudiced by this forum selection clause.

The Company’s choice of the state and federal courts located within the State of New York as the sole and exclusive forum for the resolution of claims brought by our stockholders under the forum selection clause contained in our Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for such disputes and may discourage lawsuits with respect to such claims. The Company believes, however, that the choice of New York is beneficial to our stockholders and the Company, as the state and federal courts of New York have considerable experience and familiarity with stockholder derivative type claims and other similar claims which are frequently brought against corporations, which leads to greater consistency in the application of applicable law.  The Company’s forum selection clause applies to civil claims and it is our intention that this forum selection clause apply to claims brought under the Securities Act and the Exchange Act to the fullest extent permitted by law.

PART III

ITEM 10.  DIRECTORS, NAMED EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT AND THE BOARD OF DIRECTORS

Executive officers of the Company are elected by the Company’s Board of Directors (the “Board” or the “Board of Directors”), and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and named executive officers of the Company. Further, other than executive employment agreements, there is no arrangement or understanding between any director or executive officer and the Company pursuant to which he or she was selected as a director or executive officer.  As of December 31, 2018, Christopher Ensey, our former Interim Chief Executive Officer, and Robby Chang, our Chief Financial Officer, had employment agreements in place with the Company with respect to their executive officer positions with the Company.

The following table sets forth names, ages and positions with the Company for all directors and executive officers of the Company:

Name	Age	Position

Remo Mancini	67	Director, Chairman and Lead Director
Jason Les	33	Director
Benjamin Yi	37	Director
Jeffrey McGonegal	68	Chief Executive Officer
Robby Chang	41	Chief Financial Officer and Secretary

Remo Mancini has been a director of the Company since February 2018. Mr. Mancini is a professional corporate director with significant experience at senior levels in both government and the private sector. He served in the Legislative Assembly of Ontario, Canada (Liberal Party member) from 1975-1993. During this time Mr. Mancini held a number of notable positions including Minister of Revenue, Parliamentary Assistant to the Premier, Official Opposition Party House Leader, and Chairman of the Public Accounts Committee. He has earned the internationally recognized designation of ICD.D and is a graduate of the Directors Education Program offered by the Institute of Corporate Directors and the University of Toronto's Rotman School of Management.  He has served on a number of boards of both publicly listed and private companies. The public companies for which he has served include the following:

Melior Resources Inc. (TSX-V)	February 2013 to March 2014
Estrella Int. Energy Services Inc. (TSX-V)	June 2010 to March 2016
Niocan Inc. (TSX and TSX-V)	June 2007 to June 2018

This extensive experience in both the public and private sectors positions him to lead organizations, offer insightful and decisive management guidance, and board leadership.  He combines his experience as a former Canadian and U.S. senior corporate executive, corporate director and former Ontario Cabinet Minister to bring a valuable perspective to business affairs, senior executive management, and corporate governance.

Jason Les has served as a Director of the Company since November 2017.  He is a certified Bitcoin developer and participates extensively in the Bitcoin development community. Mr. Les is a contributor to open source development for Bitcoin related software and has been selected by various media outlets as a commentator on Bitcoin. Mr. Les is lead technical consultant to CoinCentral.com, a popular Bitcoin and cryptocurrency news source and is a producer of technical Bitcoin education materials.  Additionally, he is an active participant in cryptocurrency mining social networks and has operated a personal mining operation for the past 18 months. Mr. Les played professional poker for over ten years where he has been regarded as one of the best in the game and twice selected as the human benchmark to test artificial intelligence in “Man vs Machine” at Carnegie Mellon University. After extensively studying game theory, Mr. Les developed mathematical models that were used to construct an approximation of a Nash equilibrium strategy for poker that was the foundation of his playing prior to transitioning to the Bitcoin industry after gaining interest in Bitcoin in 2013. Mr. Les graduated from U.C. Irvine in 2010 with a B.S. in Information and Computer Science. Mr. Les is qualified as a director based on the fact that he has been active in the cryptocurrency industry and brings technical expertise regarding cryptocurrency mining, protocol development, and general evaluation of the industry.

Benjamin Yi has been serving as a Director of the Company since October 2018. Mr. Yi is a CFA charter holder and holds a Master of Finance degree from the Rotman School of Management at the University of Toronto. Mr Yi is a valuable addition to the Board of Directors, as he brings over a decade of dedicated financial markets experience to the Company, and will leverage his expertise in capital markets and corporate development to continue to drive the growth of the Company. Mr. Yi previously served as an independent director of PetroMaroc Corporation plc, as a member of the board and as a member of the Audit Committee of Android Industries, LLC, and as an independent director and member of the Audit Committee of Woulfe Mining Corporation where he also served as the chairman of the Audit Committee for a period of time.

Jeffrey G. McGonegal was appointed Chief Executive Officer as of February 6, 2019. He previously served as Chief Financial Officer of the Company from June 2003 to February 27, 2018, subsequently serving as the Company's Principal Accounting Officer to April 30, 2018 to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and to provide all certifications required including under Section 302 of the Sarbanes Oxley Act of 2002.  He was appointed Corporate Secretary in January 2010 through April 30, 2018, and served as interim President in December 2004 and January 2005. Subsequent to April 30, 2018, Mr. McGonegal served as a consultant to the Company. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as Managing Partner of the Denver, Colorado office. He received a B.S. degree in accounting from Florida State University.

Robby Chang has served as our Chief Financial Officer since February 2018. Mr. Chang was employed by Cantor Fitzgerald from 2011-2018 as Managing Director, Senior Analyst, and Head of Metals & Mining. Previously, Mr. Chang held various positions as Institutional Equity Research Analyst and Director, Research and Trading, and Portfolio Manager for several financial companies. While at Cantor Fitzgerald, he provided research coverage in precious metals, base metals, lithium, and uranium. He was recognized by Bloomberg as the “Best Precious Metals Analyst” in Q1 2016. Mr. Chang has been frequently quoted by and has been a regular guest of several media outlets including: Bloomberg, Reuters, CNBC, and the Wall Street Journal. Mr. Chang has 23 years of experience in the financial services industry including as Director of Research/Portfolio Manager at a Canadian investment firm that managed $3 billion in assets and serving on a five-person multi-strategy hedge fund team for Blair Franklin Capital Partners where he specialized in equity and derivative investments. Mr. Chang holds a Master of Business Administration from the University of Toronto.  Mr. Chang does not maintain a certified public accounting license or have experience in public accounting, which present risks to the Company and requires that we utilize outside services for review and preparation of our financial statements and reports.  Mr. Chang brings technical expertise regarding institutional portfolio investing and relations and valuation skills applicable to comparable non cryptocurrency mining operations which we believe are valuable but necessarily require we incur additional costs associated with regulatory compliance and SEC reporting.

Corporate Governance Policies and Code of Ethics

We have adopted a Standard of Ethics and Business Conduct, Corporate Governance Guidelines. Those policies are available on our website at www.riotblockchain.com and in print to any stockholder upon request at no charge. Requests should be addressed to: Riot Blockchain, Inc., 202 6th Street, Suite 401, Castle Rock, Colorado 80104.

The Standards of Ethics and Business Conduct is applicable to all directors, officers and employees of Riot. To date, there have been no waivers under our Standards of Ethics and Business Conduct. We intend to disclose future amendments to or waivers from our Standards of Ethics and Business Conduct on our website within four business days following the date of such amendment or waiver.

Independence of Directors

The Company’s Board is currently comprised of three independent directors: (i) Mr. Remo Mancini; (ii) Mr. Jason Les; and (iii) Mr. Benjamin Yi.  Mr. Mancini serves as Chairman of the Board.

The Board, upon recommendation of the Nominating and Corporate Governance Committee, unanimously determined that each of our three non-employee directors is “independent,” as such term is defined in the Nasdaq Stock Market Rules (“Stock Market Rules”).

The definition of “independent director” included in the Stock Market Rules includes a series of objective tests, such as whether the director is an employee of the Company, whether the director has engaged in various types of specified business dealings with the Company, and whether the director has an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company's Corporate Governance Principles, the Board's determination of independence is made in accordance with the Stock Market Rules, as the Board has not adopted supplemental independence standards. As required by the Stock Market Rules, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), even if the director otherwise satisfies the objective independence tests included in the definition of an “independent director” included in the Stock Market Rules.

In determining that each individual who served as a member of the Board is independent, the Board considered that, in the ordinary course of business, transactions may occur between the Company and entities with which some of our directors are affiliated. The Board unanimously determined that such transaction occurring in the ordinary course of business with members of the Board were not material. No unusual discounts or terms were extended to members of the Board by the Company in any such transactions.

Board Leadership Structure

The Board believes that the Company's stockholders are best served if the Board retains the flexibility to adapt its leadership structure to applicable facts and circumstances, which necessarily change over time. Accordingly, the Company's Corporate Governance Principles provide that the Board may combine or separate the roles of the CEO and Chairman of the Board, and it may suspend, dissolve and form separate committees of the Board as it deems advisable and in the best interests of the Company and its stockholders.

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

The Board of Directors has a process for stockholders to communicate with directors. Stockholders should write to the Chief Executive Officer of the Company at the Company's mailing address and specifically request that a copy of the letter be distributed to a particular Board member or to all Board members. Where no such specific request is made, the letter will be distributed to Board members if material, in the judgment of the President, to matters on the Board's agenda.

Committees of the Board

Our Board has three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The committee Charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee proposes revisions to the charters. The responsibilities of each of the standing committees of the Board are described in more detail below. The charters for the three committees are available on the Company's website at www.riotblockchain.com by following the link to “Investor Relations” and then to “Governance.”

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Remo Mancini	Member	Member	Chairman	Yes
Benjamin Yi	Chairman	Member	Member	Yes
Jason Les	Member	Chairman	Member	Yes

Audit Committee

The Audit Committee is responsible for, among other things:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
●	reviewing the internal audit function, including its independence, plans, and budget;
●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
●	reviewing our internal controls of accounting and financial reporting with the independent auditor and management;
●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor and management;
●	overseeing our financial compliance system; and
●	overseeing our major risk exposures regarding our accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Audit Committee has reviewed and discussed the Company's audited financial statements for the year ended December 31, 2018 with management of the Company and has discussed with our independent auditors, Marcum LLP, the matters required to be discussed by the statement on Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees, and No. 2410, Related Parties.. The Audit Committee agreed with Marcum, LLP’s assessment of our 2018 financials and our internal controls over financial reporting and The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the Stock Market Rules. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that Remo Mancini meets the qualifications of an Audit Committee financial expert. The entire Board serves on the Audit Committee and, accordingly, the membership of the Audit Committee is comprised of: (i) Benjamin Yi, (ii) Remo Mancini, and (iii) Jason Les. Mr. Yi serves as Chairman of the Audit Committee.

Compensation Committee

The Compensation Committee is responsible for, among other things:

●	reviewing and making recommendations to the Board with respect to the compensation of the Company’s officers and directors, including the CEO;
●	overseeing and administering the Company's executive compensation plans, including equity-based awards;
●	negotiating and overseeing employment agreements with officers and directors; and
●	overseeing how the Company's compensation policies and practices may affect the Company's risk management practices and/or risk-taking incentives.

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

The Compensation Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Compensation Committee in its sole discretion deems appropriate.  The Company's Compensation Committee currently consists of the following members: (i) Benjamin Yi, (ii) Remo Mancini and (iii) Jason Les. Mr. Les serves as Chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under the Stock Market Rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other things:

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

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. The Company's Nominating and Corporate Governance Committee currently consists of the following members: (i) Benjamin Yi, (ii) Remo Mancini, and (iii) Jason Les. Mr. Mancini serves as Chairman of the Nominating and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and stockholders who own more than 10% of the Company's stock to file forms with the SEC to report their ownership of the Company's stock and any changes in their ownership of our securities. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year.

Meetings of the Board

Board of Directors:  The Company's Board of Directors held twenty-one meetings and acted by written consent twenty-five times during the year ended December 31, 2018.  Such formal meetings of the Board of Directors consisted of meetings at which a quorum of the directors were present in person or by telephone.   The Board of Directors also met informally throughout the year and took action by unanimous written consent of the entire Board of Directors.  The Company does not have a formal policy with regard to board members' attendance at annual meetings, but encourages them to attend shareholder meetings.  Each Board member then serving attended our most recent Annual Meeting of Shareholders held on June 15, 2018.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

This table provides disclosure, for fiscal years 2018 and 2017 for the Named Executive Officers, who are or who were the Chief Executive Officer and the Chief Financial Officer of the Company.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards (6) ($)	Option Awards (7) ($)	All Other Compensation ($)	Total ($)

Christopher Ensey	2018	$248,208	$—	$859,660	$701,970	$5,845	$1,815,683
Interim Chief Executive Officer (1)

Robby Chang	2018	$210,256	$—	$646,680	$—	$4,370	$861,306
Chief Financial Officer (2)

Jeffrey Vormittag	2018	$213,173	$25,000	$584,400	$—	$4,247	$826,820
Chief Operating Officer (3)

Jeffrey G. McGonegal,	2018	$272,005	$70,000	$—	$45,017	$13,632	$400,654
Chief Financial Officer (former) (4)	2017	$272,005	$140,000	$127,800	$—	$169,843	$709,648

John O'Rourke III	2018	$206,500	$—	$—	$—	$920	$207,420
Chief Executive Officer (former) (5)	2017	$50,000	$—	$—	$609,742	$—	$659,742
___________________________
(1)   Effective January 28, 2018, Mr. Ensey was named Chief Operating Officer at an annual base salary of $250,000 and, effective September 8, 2018, he was named the Interim Chief Executive Officer with his annual compensation increased to $306,000. The amounts included in “All Other Compensation” for Mr. Ensey represent a $3,000 relocation expense allowance paid under the terms of his original employment agreement and $2,845 for amounts paid to or on his behalf for medical insurance in 2018. Mr. Ensey’s Executive Employment Agreement was terminated without cause as of February 5, 2019, thereby terminating his roles as Interim Chief Executive Officer and Chief Operating Officer of the Company.

(2)   Effective February 27, 2018, Mr. Chang was named Chief Financial Officer at an annual base salary of $250,000. The amounts included in “All Other Compensation” for Mr. Chang represent a $3,000 office allowance expense paid under the terms of his employment agreement and $1,370 for amounts paid to or on his behalf for medical insurance in 2018.

(3)  Effective January 20, 2018, Mr. Vormittag was named Chief Operating Officer of a wholly owned subsidiary of the Company at an annual base salary of $225,000. Upon execution of the original employment agreement, Mr. Vormittag was entitled to and paid a $25,000 signing bonus. The amounts included in “All Other Compensation” for Mr. Vormittag represent $4,247 for amounts paid to or on his behalf for medical insurance in 2018. Mr. Vormittag’s Executive Employment Agreement was terminated without cause as of February 6, 2019, terminating his role as Chief Operating Officer of our wholly-owned subsidiary, Riot Blockchain Canada, Inc.

(4)  Mr. McGonegal served as Chief Financial Officer until February 27, 2018, and thereafter as Principal Accounting Officer until April 30, 2018.  Subsequent to April 30, 2018, Mr. McGonegal served in a consulting role. During 2018 his aggregate annual compensation was $272,005. During the first quarter of 2018 Mr. McGonegal was awarded a performance bonus of $70,000 and during 2017 he was awarded a performance bonus and a retention bonus which in total amounted to $140,000. The amounts included in “All Other Compensation” for Mr. McGonegal represent a one-time payment of $150,013 paid in 2017 to Mr. McGonegal for his agreement to waive his rights to stock options and unvested restricted common share rights and the amounts paid to or on his behalf for medical insurance at a total cost of $13,632 and $19,830 in 2018 and 2017, respectively. Effective February 6, 2019, Mr. McGonegal was named Chief Executive Officer of the Company.

(5)   Effective October 9, 2017, Mr. O’Rourke was named President of the Company at an annual base salary of $120,000 and as of November 3, 2017 to the additional office of Chief Executive Officer, with a revised annual base salary of $300,000. The amounts included in “All Other Compensation” for Mr. O’Rourke represent $920 for amounts paid to or on his behalf for medical insurance in 2018.Mr. O’Rourke has also served as a director of the Company since January 6, 2017 and received additional compensation for Board service as further disclosed under Item 11, Director Compensation. Mr. O’Rourke resigned as of September 8, 2018.

(6)  The “Stock Awards” columns reflect the aggregate grant date fair value for restricted stock awards granted during fiscal years 2018 and 2017, computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.

(7)  The “Option Awards” columns reflect the grant date fair value for all stock option awards granted under the 2002 Stock Plan or the Riot Blockchain, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) during 2018 and 2017.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts in these columns for 2018 and 2017 are included in footnote 11 to the Company's audited financial statements for the fiscal year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

Outstanding Equity Awards at Fiscal Year End

The following table shows the outstanding equity awards held by the Named Executive Officers as of December 31, 2018:

	Option Awards						Restricted Stock Awards
Named Executive	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Number of Stock Options Held at Fiscal Year-End	Option Expire Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Shares of Restricted Stock Held at Fiscal Year-End
Officer	(#)	(#)	(#)	($)	(#)	($)	(#)	($)	(#)

Christopher Ensey (1)	45,833	4,167	--	$18.50	50,000	27-Jan-28	27,084	$40,897	46,916

Robby Chang (2)	--	--	--	--	--		35,000	$52,850	37,000
__________
(1)  Includes options to purchase: 50,000 at $18.50 per share granted on January 28, 2018, vesting monthly at a rate of 1/12 of such shares per month, starting one month after the grant date issued in connection with signing an employment agreement. Also includes 50,000 restricted common shares awarded in connection with signing an employment agreement at a value of $15.23 on the date of award, January 28, 2018, which shares vest monthly at a rate of 1/24 of such shares per month, starting one month after the grant date, with 22,916 vested but unissued shares accrued as of December 31, 2018.  Also includes 24,000 restricted common shares awarded at a value of $4.09 on the date of award, September 20, 2018, 100% of which vested as of the date of the grant, with 24,000 of such shares vested but unissued as of December 31, 2018.

(2)  Includes 60,000 restricted common shares awarded at a value of $9.96, on February 27, 2018, 2017, in connection with signing an employment agreement, vesting monthly at a rate of 1/24 of such shares per month, starting one month after the grant date, with 25,000 vested but none issued as of December 31, 2018. Also includes 12,000 restricted common shares awarded at a value of $4.09, on September 20, 2018, 100% vested at grant date, with 12,000 vested but not issued as of December 31, 2018.

Employment Agreements

The Company has entered into employment agreements with, and provides post-employment benefits to, its Named Executive Officers as follows:

Christopher Ensey, Interim Chief Executive Officer – On September 8, 2018 we entered into an amended employment agreement with Mr. Ensey to serve as Interim Chief Executive Officer at an annual base salary of $306,000.  This agreement amended the original employment agreement dated January 28, 2018, entered into by the Company with Mr. Ensey to serve as Chief Operating Officer at an annual base salary of $250,000. The employment agreement, as amended, with Mr. Ensey provided for an initial term of two years and provides for (i) a restricted stock award of 50,000 shares of common stock which shall vest in 24 equal monthly installments beginning one month from the date of issuance and (ii) an option to purchase up to 50,000 shares of the Company's common stock which shall vest in 12 equal monthly installments beginning one month from the date of issuance, at an exercise price of $18.50 per share of common stock, which options are fully vested and which expire 90 days after his termination.  Mr. Ensey’s Executive Employment Agreement was terminated without cause as of February 5, 2019, terminating his roles as Interim Chief Executive Officer and Chief Operating Officer; accordingly, his options will terminate on May 6, 2019.

Robby Chang, Chief Financial Officer – On February 27, 2018, we entered into an employment agreement with Mr. Chang to serve as Chief Financial Officer at an annual base salary of $250,000. The employment agreement with Mr. Chang provided for an initial term of two years and provides for (i) a restricted stock award of 60,000 shares of common stock which shall vest in 24 equal monthly installments beginning one month from the date of issuance.

Post-Employment Benefits

The following table discloses the post-employment termination benefits that would have been received by the Named Executive Officers if a termination event had occurred on December 31, 2018:

Named Executive Officer / Benefit	Termination without Cause ($)	Death or Disability ($)	Change in Control (Single Trigger) ($)	Change in Control (Double Trigger) (1) ($)

Christopher Ensey:
Severance	153,000	153,000	-	153,000
Restricted Common Shares	-	-	-	40,897
Options	-	-	-	-
Total	153,000	153,000	-	193,897

Robby Chang:
Severance	125,000	-	-	125,000
Restricted Common Shares	-	-	-	52,850
Options	-	-	-	-
Total	125,000	-	-	177,850

__________
(1)    Under the Change in Control Policy upon consummation of a Change in Control (as defined in the 2017 Plan) any unvested restricted shares of common stock and stock options held by a Named Executive Officer accelerate and vest upon the consummation of a Change in Control.  This column shows the value of unvested restricted shares of common stock and stock options that would have been received upon acceleration of unvested equity rights as of December 31, 2018.  The closing price of the Company's common stock on December 31, 2018 was $1.51 per share.

Director Compensation

The following table shows the total compensation paid or accrued during the year ended December 31, 2018 to each of our directors, current and former, for services as our director:

Name	Cash Fees ($)	Stock Awards (6) ($)	Option Awards ($)	Total ($)

Remo Mancini (1)	85,009	619,860	-	704,869
Jaeon Les (2)	46,160	108,630	-	154,790
Benjamin Yi	10,688	-	-	10,688
Andrew J. Kaplan (3)	32,489	108,630	-	141,119
John O'Rourke (4)	2,000	-	-	2,000
Eric So (5)	2,000	-	-	2,000

(1) Stock awards include 45,000 restricted common shares awarded at a value of $10.27, on February 23, 2018, vesting 50% at date of award and the balance on the six-month anniversary of grant. Also includes 7,500 restricted common shares awarded at a value of $7.94, on March 21, 2018, vesting monthly at a rate of 1/6 of such shares per month, starting one month after the grant date.  Also includes 24,000 restricted common shares awarded at a value of $4.09, on September 20, 2018, vested 100% at date of grant.

(2) Stock awards include 7,500 restricted common shares awarded at a value of $7.94, on March 21, 2018, vesting monthly at a rate of 1/6 of such shares per month, starting one month after the grant date.  Also includes 12,000 restricted common shares awarded at a value of $4.09, on September 20, 2018, vested 100% at date of grant.

(3)  Stock awards include 7,500 restricted common shares awarded at a value of $7.94, on March 21, 2018, vesting monthly at a rate of 1/6 of such shares per month, starting one month after the grant date.  Also includes 12,000 restricted common shares awarded at a value of $4.09, on September 20, 2018, vested 100% at date of grant. Mr. Kaplan resigned from his position as a director of the Company effective as of October 22, 2018.

(4)  Compensation paid to Mr. O’Rourke’s is for fees for Board service in January 2018 and February 2018.  Also see Item 11, Executive Compensation. Mr. O’Rourke resigned from his position as a director of the Company effective as of September 8, 2018.

(5)  Mr. So resigned from his position as a director of the Company effective as of February 16, 2018.

(6)  The “Stock Awards” columns reflect the aggregate grant date fair value for restricted stock awards granted during fiscal years 2018, computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements reported in our Annual Report for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth certain information, as of April 22, 2019, based upon 14,762,809 shares of common stock issued and outstanding, with respect to the beneficial ownership of the outstanding common stock by (i) any person know to us to beneficially own more than five (5%) percent; (ii) each of the Company's named executive officers and directors; and (iii) the Company's directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Act.  Accordingly, in computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock that the owner has the right to acquire within 60 days after April 22, 2019 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o Riot Blockchain, Inc., 202 6th Street, Suite 401, Castle Rock, CO 80104.

Name and Address	Number of Shares	Percent
Directors:
Remo Mancini (1)	76,500	*	%
Jason Les (2)	40,437	*
Benjamin Yi	-	-

Other Executive Officers:
Jeffrey G. McGonegal (3)	38,701	*
Robby Chang (4)	49,503	*

All Directors and Executive Officers as a Group (5 persons) (5)	206,704	1.4%
____________________
* Holds less than 1%
(1)	Represents vested restricted stock grants of 45,000 shares granted February 23, 2018, 7,500 shares granted March 21, 2018 and 24,000 shares granted September 20, 2018, all under the 2017 Plan.
(2)
Includes (i) 15,000 shares of common stock, (ii) 5,937 shares of common stock vested or to be vested pursuant to a restricted stock award of an aggregate of 7,500 shares that has vested or will vest within 60 days of April 19, 2019, pursuant to the 2017 Plan which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of November 3, 2017 and (iii) vested restricted stock grants of 7,500 granted March 21, 2018 and vested restricted stock grants of 12,000 shares granted September 20, 2018, all under the 2017 Plan.

(3)
Includes (i) 21,638 shares of common stock, (ii) 63 shares of common stock held in Mr. McGonegal's IRA (iii) vested restricted stock grants of 5,000 shares of common stock pursuant to a restricted stock award of under the 2017 Plan.

(4)
Represents vested portion of restricted stock grant totaling 37,503 shares out of a total grant of 60,000 shares that has vested or will vest within 60 days of April 19, 2019, which vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of February 27, 2018 and vested restricted stock grants totaling 12,000 shares granted September 20, 2018, all under the 2017 Plan.

(5)	Includes footnotes (1) through (4).

Securities Authorized Under Equity Compensation Plans Information

The Company currently has one current equity compensation plan, The Riot Blockchain, Inc. 2017 Equity Incentive Plan (the “2017 Plan”).  As approved by the Company’s stockholders on August 21, 2017, the Company may provide stock-based compensation to employees, directors and consultants, under the 2017 Plan. The Company's previous 2002 Stock Incentive Plan, as amended, was replaced by the 2017 Plan, with the 2002 Stock Incentive Plan continuing to govern the then outstanding grants and awards for 91,333 options and 157,000 shares of restricted common stock, but no additional grants to be made under that plan. The 2017 Plan was approved reserving 895,000 common shares under the Plan and the Company has granted 767,811 share rights under the 2017 Plan and has 127,189 shares which remain issuable under the 2017 Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules. This includes current or proposed transactions in which the Company was or is to be a participant in which the amount involved exceeds the lower of either $120,000 or 1% of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any of the Company's executive officers, directors, or stockholders (or groups of stockholders) owning more than 5% of the Company’s outstanding common stock, or any immediate family members of such persons (collectively a “Related Party”), has a direct or indirect material interest.  Our audit committee reviews and approves any transaction with a Related Party we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. Such transactions will be entered into only if found to be in the best interest of the Company and approved in accordance with the Company's Code of Ethics, which are available on the Company's web site.

As previously reported by us, per Schedules 13D filed with the Securities and Exchange Commission, certain persons reported that they had beneficially owned greater than 10% of the dispositive and voting power of the Company's common stock in 2017, however no person so reported beneficial ownership of more than 4.99% of the dispositive and voting power of the Company’s common stock in 2018.

Since the beginning of the Company’s last fiscal year, no transactions with a Related Party were approved by the Audit Committee. Other than the compensation arrangements described under the section entitled “Executive Compensation” herein, and standard indemnification agreements with our directors and officers, there were no transactions with a Related Party in which a Related Party had or will have a direct or indirect material interest in the Company.

Director Independence

Information about the independence of our non-employee directors and the composition of the Audit Committee and Compensation Committee is set forth in Item 10, “Directors, Named Executive Officers, and Corporate Governance” herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: Fees billed or expected to be billed for professional services rendered by Marcum LLP for its audit of the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2018 were billed in 2019. Fees billed for professional services rendered by MNP LLP (the Company’s prior auditor) for the audit of the Company's financial statements as of and for the fiscal year ended December 31, 2017 and the reviews of the interim condensed consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the first three quarters of 2018 were billed during 2018.

Aggregate fees were billed or expected to be billed for professional services for the years ended December 31, 2018 and 2017 in the following categories and amounts:

	2018	2017

Audit Fees (1)	$564,000	$270,000
Audit Related Fees (2)	74,000	40,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$638,000	$310,000

(1)
Audit fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees for 2018 include services rendered by Marcum LLP for the 2018 audit totaled $491,000 and services rendered by MNP LLP for their reviews of the interim condensed consolidated financial statements included in the Company's Form 10-Qs during the first three quarters of 2018 totaled $73,000.  Audit fees for 2017 include services rendered by MNP LLP for the 2017 audit totaling $184,000 and services rendered by EisnerAmper LLP (the Company’s prior auditor) for their reviews of the interim condensed consolidated financial statements included in the Company's Form 10-Qs during the first three quarters of 2017 totaled $86,000.

(2)
Audit related fees include services reasonably related to the performance of audit and review of the consolidated financial services, including services related to the review of our registration statements. Audit related services rendered by MNP LLP, EisnerAmper LLP and Crowe LLP (the Company’s prior auditor) for 2018 totaled $4,000, $67,000 and $3,000, respectively.  Audit related services rendered by EisnerAmper LLP and Crowe LLP for 2017 totaled $25,000 and $15,000, respectively.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

31.       Certifications.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. *
 ____________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 23, 2019, by the undersigned thereunto duly authorized.

RIOT BLOCKCHAIN, INC.

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Executive Officer

/s/ Robby Chang
Robby Chang, Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 23, 2019 in the capacities indicated.

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal Chief Executive Officer (principal executive officer)

/s/ Robby Chang
Robby Chang, Chief Financial Officer (principal financial officer)

/s/ Remo Mancini
Remo Mancini, Director

/s/ Jason Les
Jason Les, Director

/s/ Benjamin Yi
Benjamin Yi, Director