Form 10-Q
period 2019-03-31
Riot Blockchain, Inc.
filed 2019-05-10
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑       NO 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-accelerated Filer	☐	Smaller Reporting Company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The number of shares of no par value common stock outstanding as of May 9, 2019 was 15,957,059.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, no par value	RIOT	Nasdaq Capital Market

RIOT BLOCKCHAIN, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) including in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future performance and include statements regarding expectations, beliefs, plans, intentions and strategies of the Company. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

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

•
the risks, uncertainties discussed in “Part I. Item 1A. Risk Factors” included in this Quarterly Report and our  Annual Report on Form 10-K for the year ended December 31, 2018, as amended, and any other reports filed or which will be filed by the Company.

Accordingly, you should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,016,019	$225,390
Prepaid expenses and other current assets	793,690	1,378,534
Digital currencies	1,085,018	706,625
Total current assets	2,894,727	2,310,549
Property and equipment, net	27,507	26,269
Right of use assets	980,368	-
Intangible rights acquired	700,167	700,167
Long-term investments	9,412,726	9,412,726
Security deposits	703,275	703,275
Other long-term assets, net:
Patents, net	511,248	507,342
Convertible note and accrued interest	216,578	200,000
Total assets	$15,446,596	$13,860,328

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	3,455,171	$3,829,315
Accrued expenses	2,506,769	1,516,252
Convertible notes payable, at fair value	7,975,308	-
Warrant liability	5,322,162	-
Deferred purchase price - BMSS	1,200,000	1,200,000
Operating lease liability, current	882,991	-
Deferred revenue, current portion	96,698	96,698
Current liabilities of discontinued operations	16,340	16,340
Total current liabilities	21,455,439	6,658,605

Notes payable	1,696,083	1,696,083
Operating lease liability, less current portion	73,994	-
Deferred revenue, less current portion	847,744	871,919
Deferred income tax liability	142,709	142,709
Total liabilities	24,215,969	9,369,316

Commitments and contingencies - Note 12

Stockholders' (deficit) equity
Preferred stock, no par value, 15,000,000 share authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 13,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, liquidation preference over common stock, equal to carrying value	69,059	69,059
Common stock, no par value; 170,000,000 shares authorized; 14,762,809 and 14,519,058 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	203,407,485	202,917,443
Accumulated deficit	(210,728,202)	(197,199,197)
Total Riot Blockchain stockholders' (deficit) equity	(7,251,658)	5,787,305
Non-controlling interest	(1,517,715)	(1,296,293)
Total stockholders' (deficit) equity	(8,769,373)	4,491,012
Total liabilities and stockholders' (deficit) equity	$15,446,596	$13,860,328

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Revenue - digital currency mining	$1,406,085	$901,380
License fees	24,175	24,174
Total Revenue	1,430,260	925,554

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	1,471,338	349,011
Selling, general and administrative	3,152,138	3,910,729
Depreciation and amortization	23,839	2,156,427
Impairment of property and equipment	-	11,480,491
Impairment of digital currencies	-	2,467,875
Total costs and expenses	4,647,315	20,364,533
Operating loss from continuing operations	(3,217,055)	(19,438,979)

Other income (expense)
Loss on issuance of convertible notes, common stock and warrants	(6,154,660)	-
Change in fair value of warrant liability	(2,753,228)	-
Change in fair value of convertible notes	(1,644,582)	-
Non-compliance penalty for SEC registration requirement	-	(333,338)
Interest expense	(68,363)	(1,069)
Other income	78,872	-
Investment income	16,842	62,586
Realized gain on sale of digital currencies	4,788	-
Other expense	(13,041)	(3,682)
Total other expense	(10,533,372)	(275,503)

Loss from continuing operations before income taxes	(13,750,427)	(19,714,482)

Deferred income tax benefit	-	3,053,000

Loss from continuing operations	(13,750,427)	(16,661,482)

Discontinued operations
Income from operations	-	96,132
Income from discontinued operations	-	96,132

Net loss	(13,750,427)	(16,565,350)

Net loss attributable to non-controlling interest	221,422	215,258

Net loss attributable to Riot Blockchain	$(13,529,005)	$(16,350,092)

Basic and diluted net loss per share:
Continuing operations attributable to Riot Blockchain	$(0.94)	$(1.36)
Discontinued operations attributable to Riot Blockchain	-	0.01
Net loss per share	$(0.94)	$(1.35)

Basic and diluted weighted average number of shares outstanding	14,449,628	12,289,785

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statement of Stockholders’ (Deficit) Equity
Three Months Ended March 31, 2019
(Unaudited)

						Total
						Riot Blockchain	Non-	Total
	Preferred Stock		Common Stock		Accumulated	stockholders'	controlling	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity (deficit)	interest	equity (deficit)
Balance as of January 1, 2019	13,000	$69,059	14,519,058	202,917,443	$(197,199,197)	$5,787,305	$(1,296,293)	$4,491,012
Delivery of common stock underlying restricted stock units	-	-	93,751	-	-	-	-	-
Commons stock issued with convertible notes	-	-	150,000	255,000	-	255,000	-	255,000
Stock-based compensation	-	-	-	235,042	-	235,042	-	235,042
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(221,422)	(221,422)
Net loss	-	-	-	-	(13,529,005)	(13,529,005)	-	(13,529,005)
Balance as of March 31, 2019	13,000	$69,059	14,762,809	$203,407,485	$(210,728,202)	$(7,251,658)	$(1,517,715)	$(8,769,373)

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2018
(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2018	1,458,001	$7,745,266	11,622,112	180,387,518	$(139,263,480)	$48,869,304	$758,095	$49,627,399
Common stock issued for asset purchase - Prive	-	-	800,000	8,480,000	-	8,480,000	-	8,480,000
Common stock escrow shares issued for asset purchase - Prive	-	-	200,000	-	-	-	-	-
Preferred stock converted to Common stock	(530,001)	(2,815,498)	530,001	2,815,498	-	-	-	-
Exercise of warrants	-	-	100,000	350,000	-	350,000	-	350,000
Stock-based compensation	-	-	-	883,943	-	883,943	-	883,943
Exercise of stock options	-	-	19,533	78,522	-	78,522	-	78,522
Common stock issued for services	-	-	2,754	20,000	-	20,000	-	20,000
Sale of Riot shares held by Tess	-	-	-	320,000	-	320,000	-	320,000
Cashless exercise of stock purchase warrants	-	-	3,215	-	-	-	-	-
Delivery of common stock underlying restricted stock units	-	-	50,000	-	-	-	-	-
Non-controlling interest - Logical Brokerage	-	-	-	-	-	-	40,541	40,541
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(215,258)	(215,258)
Net loss	-	-	-	-	(16,350,092)	(16,350,092)	-	(16,350,092)
Balance as of March 31, 2018	928,000	$4,929,768	13,327,615	$193,335,481	$(155,613,572)	$42,651,677	$583,378	$43,235,055

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(13,750,427)	$(16,565,350)
Income from discontinued operations	-	96,132
Loss from continuing operations	(13,750,427)	(16,661,482)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Stock-based compensation	235,042	883,943
Depreciation and amortization	23,839	2,156,427
Deferred income tax benefit	-	(3,053,000)
Amortization of license fee revenue	(24,175)	(24,174)
Amortization of right of use assets	567,131	-
Common stock issued for services	-	20,000
Loss on issuance of convertible notes, common stock and warrants	6,154,660	-
Change in fair value of convertible notes	1,644,582	-
Change in fair value of warrant liability	2,753,228	-
Impairment of property and equipment	-	11,480,491
Impairment of digital currencies	-	2,467,875
Realized gain on sale of digital currencies	(4,788)	-
Changes in assets and liabilities:
Prepaid contracts	-	(3,584,699)
Prepaid expenses and other current assets	584,844	27,438
Digital currencies - mining, net of mining pool operating fees	(1,377,869)	(901,380)
Accrued interest	(16,578)	-
Accounts payable	(374,144)	1,101,198
Accrued expenses	990,517	526,590
Lease liability	(590,514)	-
Net cash used in operating activities of continuing operations	(3,184,652)	(5,560,773)
Net cash provided by (used in) operating activities of discontinued operations	-	(68,824)
Net cash used in operating activities	(3,184,652)	(5,629,597)

Cash flows from investing activities - continuing operations:
Proceeds from sale of digital currencies	1,004,264	-
Purchase of digital currencies	-	(5,625,000)
Purchases of property and equipment	(3,024)	(18,922,569)
Purchases of other investments	-	(6,412,726)
Security deposits	-	(673,463)
Purchases of patent and trademark application costs	(25,959)	(24,074)
Investment in Logical Brokerage, net of cash acquired	-	(516,918)
Purchase of developed technology by 1172767 B.C. Ltd.	-	(32,640)
Net cash provided by (used in) investing activities	975,281	(32,207,390)

Cash flows from financing activities - continuing operations:
Proceeds from issuance of convertible notes	3,000,000	775,074
Repayment of notes payable and other obligations	-	(81,040)
Proceeds from exercise of warrants	-	350,000
Proceeds from exercise of stock options	-	78,522
Proceeds from sale of Riot shares held by 1172767 B.C. Ltd.	-	320,000
Net cash provided by financing activities of continuing operations	3,000,000	1,442,556

Net increase (decrease) in cash and cash equivalents	790,629	(36,394,431)
Cash and cash equivalents at beginning of period	225,390	41,651,965
Cash and cash equivalents at end of period	$1,016,019	$5,257,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,219
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Value of shares issued for Prive asset acquisition	$-	$8,480,000
Conversion of preferred stock to common stock	$-	$2,815,498
Deferred purchase price for BMSS	$-	$1,500,000

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

Note 1.  Organization:

Nature of operations:

Riot Blockchain, Inc. (the “Company” or “Riot Blockchain”) was originally organized on July 24, 2000, as a Colorado corporation.  Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc., and changed its state of incorporation to Nevada from Colorado.

The Company operates a digital currency mining operation, which utilizes specialized computers (also known as “miners”) that generate digital currency (primarily bitcoin) from the blockchain. The Company acquired approximately 8,000 miners through its acquisitions of Kairos Global Technology, Inc. (“Kairos”) in November 2017, and from Prive Technologies, Inc. (“Prive”), and separately from Blockchain Mining Supply & Services Ltd. (“BMSS”) in February 2018.

Note 2. Liquidity, Financial Condition, and Going Concern:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2019, the Company had approximate balances of cash and cash equivalents of $1,000,000, digital currencies of $1,085,000, a working capital deficit of $18,561,000, total stockholders' deficit of $8,769,000 and an accumulated deficit of $210,728,000. To date, the Company has, in large part, relied on equity and debt financing to fund its operations.

The Company’s primary focus is on its digital currency mining operation located in Oklahoma City, Oklahoma, along with its investigation of the launch of RiotX as a digital currency exchange in the United States. That operational focus and the Company’s acquisitions of Kairos and 1172767 B.C. Ltd. (“1172767” or “Tess”), formerly known as Tess Inc., and its investment in goNumerical Ltd. (d/b/a “Coinsquare”), as well as the Company’s name change, reflects a strategic decision by the Company to operate in the blockchain and digital currency related business sector. The Company's current strategy will continue to expose the Company to the numerous risks and volatility associated within this sector.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with recent and potential future acquisitions, and development of the RiotX exchange platform, as well as public company, legal and administrative related expenses being incurred. As disclosed in Note 7, during the three months ended March 31, 2019, for a total investment of $3,000,000, the Company issued a series of Senior Secured Convertible Promissory Notes, to investors for an aggregate principal amount of $3,358,333 and an equal value of warrants for the purchase of shares of the Company’s common stock. The Company is closely monitoring its cash balances, cash needs and expense levels.

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
Three Months Ended March 31, 2019
(Unaudited)

Note 3. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements:

Basis of presentation and principles of consolidation
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed interim consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The unaudited condensed interim consolidated balance sheet at March 31, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2019.
Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with revenue recognition, asset valuations, the useful lives and recoverability of long-lived assets, impairment analysis of intangibles and goodwill, stock-based compensation, assumptions used in estimating the fair value of convertible notes and warrants, and the valuation allowance associated with the Company’s deferred tax assets.

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see Form 10-K filed with the SEC on April 2, 2019.

Sequencing:

On January 28, 2019, the Company adopted a sequencing policy under Accounting Standards Codification (“ASC”) 815-40-35 whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

Notes Payable Fair Value Option:
As described further in Note 7 - Notes and other obligations, in January 2019, the Company issued Senior Secured Promissory Notes (the “Notes”) to Oasis Capital, LLC, Harbor Gates Capital, LLC and SG3 Capital, LLC (collectively the “Investors”) in the aggregate principal amount of $3,358,333. The Company has elected the fair value option to account for these Notes due to the complexity and number of embedded features. The fair value of the Notes are classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the Company recorded these Notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the Notes were recognized in earnings as incurred and were not deferred. The change in fair value of the Notes has been presented as change in value of convertible notes payable on the condensed interim consolidated statements of operations.

Warrant Liability:

The Company issued warrants to purchase 1,908,144 shares of its common stock in connection with its Senior Secured Promissory Notes issued in January 2019, and recorded the stock warrants outstanding as a liability at fair value utilizing a Monte Carlo simulation model. This liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company's condensed interim consolidated statements of operations.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

Leases:

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

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

Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2019 and 2018 because their inclusion would be anti-dilutive are as follows:

	March 31,
	2019	2018
Warrants to purchase common stock	3,579,257	1,831,886
Options to purchase common stock	62,000	150,000
Unvested restricted stock awards	33,542	681,176
Escrow shares of common stock	200,000	200,000
Convertible Series B preferred shares	13,000	928,000
Convertible notes	1,813,500	-
Total	5,701,299	3,791,062

Reclassifications:

Certain prior period amounts reported in the condensed interim consolidated statements of operations have been reclassified to conform to the presentations currently used. The reclassifications did not have a material impact on the Company's condensed interim consolidated financial statements and related disclosures.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets and lease liabilities of approximately $1.5 million.
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for us on December 1, 2020. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

Note 4. Digital Currencies:

The following table presents additional information about digital currencies:

March 31, 2019
(Unaudited)
Beginning balance, January 1, 2019	$706,625
Revenue recognized from digital currencies mined	1,406,085
Mining pool operating fees	(28,216)
Sale of digital currencies	(1,004,264)
Realized gain on sale of digital currencies	4,788
Ending balance	$1,085,018

Note 5. Fair value measurements:

During the three months ended March 31, 2019 the Company issued senior secured promissory notes and warrants in connection with these notes. The convertible notes and warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the consolidated statements of operations and disclosed in the condensed interim consolidated financial statements.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s senior secured promissory notes and warrants at the issuance date of January 28, 2019 and at March 31, 2019 is as follows:

Senior Secured Promissory Notes:

	January 28, 2019	March 31, 2019
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected price volatility	119.5%	118.0%
Risk free interest rate	2.60%	2.41%
Expected term	1 year	10 months

Warrants:

	January 28, 2019	March 31, 2019
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected price volatility	111.6%	113.7%
Risk free interest rate	2.58%	2.23%
Expected term	5 years	4 years, 10 months

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2019:

	Fair value measured at March 31, 2019 (Unaudited)
	Total carrying value at March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Senior secured convertible notes	$7,975,308	$-	$-	$7,975,308

Warrant liability	$5,322,162	$-	$-	$5,322,162

There were no assets or liabilities measured at fair value during the three months ended March 31, 2018.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2019. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Convertible Notes	Warrant Liability
Issuance of senior secured convertible notes	$6,330,726	$-
Issuance of warrants in connection with convertible notes	-	2,568,934
Balance at January 28, 2019	6,330,726	2,568,934
Change in fair value	1,644,582	2,753,228
Balance at March 31, 2019	$7,975,308	$5,322,162

Note 6. Investment in Coinsquare:

In September 2017, the Company acquired a minority interest for $3.0 million in Coinsquare, which operates a digital crypto currency exchange platform in Canada. During February 2018, the Company invested an additional $6.4 million to acquire additional common stock of Coinsquare. The investment included an additional equity investment of $2.8 million that was part of an approximate $24 million financing by Coinsquare. Additionally, warrants acquired in the original investment were exercised in exchange of a cash payment of $3.6 million. These additional investments resulted in a current ownership in Coinsquare by the Company of approximately 12% based upon Coinsquare’s issued and outstanding shares. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Coinsquare. The measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes. As of March 31, 2019 and December 31, 2018, the Company considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

Note 7.  Notes Payable:

Senior Secured Convertible Promissory Notes and Warrants

On January 28, 2019, in connection with a private financing (the “Private Financing”) first reported by the Company in its current report on Form 8-K filed on February 1, 2019, the Company issued a series of Senior Secured Convertible Promissory Notes (the “Notes”), to investors (the “Investors” and each an “Investor”) for an aggregate principal amount of $3,358,333 and an equal value of warrants for the purchase of shares of the Company’s common stock (the “Warrants”). The Notes are convertible into shares of the Company’s common stock at any time after the issuance date, provided that at no time will the Company will be required to issue shares in excess of the aggregate number of shares of its commons stock outstanding. The Notes mature twelve months from date of issuance and accrue interest at a rate of 8% per annum, with twelve months of interest guaranteed. The Notes are subject to prepayment penalties, default conditions and other terms and conditions, as further defined in the agreements. As additional consideration for the investment, the Company issued a total of 150,000 restricted common shares to the three investors.

The Notes are convertible into shares of the common stock of the Company at a price equal to the lower of $2.00 or 80% of the lowest volume-weighted adjusted price of shares of the Company’s common stock in the twenty trading days prior to the conversion date, subject to adjustments in certain cases as defined in the agreements. Provided, however, that according to the Notes, the cumulative shares of our common stock issuable upon conversion of the notes cannot exceed 19.99% of the total number of the Company’s outstanding common stock as of January 28, 2019. Pursuant to a security agreements between the Company and the Investors, the Company has granted to the Investors a security interest in its assets to secure repayment of the Notes. Further to the Private Financing, the Company has also reserved a number of shares of its common stock equal to 300% of the total number of shares issuable upon full conversion of the Notes.

The Company issued Warrants to the Investors to acquire up to an aggregate of 1,908,144 shares of the Company’s common stock at an exercise price of $1.94 per share. The Warrants are exercisable by the Investors beginning on July 29, 2019, through the fifth year anniversary of the effective date of the Private Financing; provided, however, that, without first providing sixty days’ notice to the Company, each Investor’s beneficial ownership of the Company’s common stock may not exceed 4.99% of the total outstanding shares of the Company’s common stock and, in any event, the ownership, including beneficial ownership, of shares of the Company’s common stock by each of the Investors, shall not exceed 9.99% of the total outstanding shares of our common stock.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

The foregoing description of the Notes and the Warrants is qualified in its entirety by the agreements between the Company and the Investors as first disclosed by the Company in its current report on Form 8-K filed on February 1, 2019.

Due to the complexity and number of embedded features within the Notes and as permitted under accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option, which records the Notes at fair value rather than at historical cost, with changes in fair value recorded in the condensed interim consolidated statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of January 28, 2019, the fair value of the Notes was estimated at $6,330,726. Upfront costs and fees related to items for which the fair value option was elected were approximately $358,333 and were recorded as a component of other expenses for the three months ended March 31, 2019. As of March 31, 2019, the fair value of the Notes was $7,795,308, an increase in fair value of $1,644,582 which is reflected on the condensed interim consolidated statements of operations for the three months ended March 31, 2019, as change in fair value of notes payable. (See Note 5).

In connection with the Notes, the Company entered into registration rights agreement with the investors. The Company filed a registration statement with the SEC covering the equity rights and any other shares issuable in connection with the Notes on March 14, 2019 and the registration statement was declared effective on April 29, 2019.

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

Note 8.  Stockholders’ equity:

Restricted Stock:

During the three months ended March 31, 2019, 93,751 shares of restricted common stock related to fully vested shares of restricted stock issued under the Company’s 2017 Equity Incentive Plan, were issued to two former officers who separated from the Company in February 2019 and a former director who resigned in October of 2018.

Note 9. Stock based compensation, options and warrants:

Stock based compensation:

The Company’s stock-based compensation expenses recognized during the three months ended March 31, 2019 and 2018, were attributable to selling, general and administrative expenses, which are included in the accompanying consolidated statements of operations.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

The Company recognized total stock-based compensation expense during the three months ended March 31, 2019 and 2018, from the following categories:

	Three Months Ended March 31,
	2019	2018
Restricted stock awards under the Plan	$176,544	$766,949
Stock option awards under the Plan	58,498	116,994
Total stock-based compensation	$235,042	$883,943

Restricted stock units:

A summary of the Company’s unvested restricted stock activity in the three months ended March 31, 2019 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	95,939	$12.49
Vested	(22,397)	$9.37
Forfeited	(40,000)	$16.82
Unvested at March 31, 2019	33,542	$9.39

During the three months ended March 31, 2019, the Company did not grant restricted stock units.

During the three months ended March 31, 2019, forfeitures of restricted common stock totaled 40,000, which consisted of  shares forfeited due to the termination of two of the Company’s officers.

The fair value of restricted stock unit grants is measured based on their fair value on the date of grant and amortized over the vesting period of twenty-four months. As of March 31, 2019, there was approximately $0.3 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of approximately 4 months.

Stock incentive plan options:

A summary of activity under the Plan for the three months ended March 31, 2019 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	62,000	$15.71	9.2	$-
Outstanding at March 31, 2019	62,000	$15.71	9.0	$-

Exercisable at March 31, 2019	62,000	$15.71	9.0	$-

Aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2019.

As of March 31, 2019, there was no unrecognized stock-based compensation expense related to unvested options.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

Other common stock purchase options and warrants:

Following is a summary of outstanding options and warrants that were issued outside of the Plan for the three months ended March 31, 2019:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,671,113	$39.47	2.0	$-
Granted	1,908,144	$1.94	5.2	$2,537,832
Outstanding at March 31, 2019	3,579,257	$19.46	3.6	$2,537,832

Exercisable at March 31, 2019	3,579,257	$19.46	5.2	$2,537,832

The Company granted warrants to purchase 1,908,144 shares of its common stock with an exercise price of $1.94, in connection with its Senior Secured Promissory Notes issued on January 28, 2019 (See Note 7).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders, had all option and warrant holders been able to, and in fact had, exercised their options and warrants on March 31, 2019.

Note 10. Discontinued Operations:

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

The Company's historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Liabilities related to the discontinued operations of BDI totaled approximately $16,000 in accounts payable as of March 31, 2019 and December 31, 2018, respectively.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

There were no results of discontinued operations for the three months ended March 31, 2019. Summarized results of the discontinued operation are as follows for the three months ended March 31, 2018:

March 31, 2018
Revenue	$137,000
Cost of revenue	41,000
Gross margin	96,000
Operating expenses	-
Operating income	96,000
Income from discontinued operations, net of tax	$96,000

Note 11. Leases:

Oklahoma Lease Agreement.

On February 27, 2018, Kairos entered into a lease agreement (the “Lease”) with 7725 Reno #1, LLC (the “Landlord”), pursuant to which Kairos leases an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  Pursuant to the terms of the Lease, the initial term was scheduled to terminate on February 15, 2019, unless terminated earlier pursuant to the terms of the Lease, subject to Kairos’ options to renew the Lease, however the term of the Lease was extended by agreement of the parties as discussed below. Under the Lease, Kairos has the right to operate from the premises on a 24 hour/seven day a week basis. The Lease provides that, at least three months, but no more than six months, prior to its expiration Kairos shall give Landlord written notice of its intent to either exercise its  option to renew the Lease or to allow the Lease to terminate at the end of its term.

Prior to the first amendment of the Lease discussed below, the base rent for the facility was equal to $55.95/kW per month for a total of 4 Megawatts (MW) of available electrical power, or $223,800 per month.

On March 26, 2018, Kairos entered into a first amendment to the Lease, whereby the Landlord agreed to increase the electrical power available for Kairos’s use from 6MW to 12MW, and, effective as of the date when such additional power became available for use, the base rent under the lease was increased to approximately $664,760 per month.

Effective November 29, 2018, Kairos entered into the second amendment to the Lease which provides the following:

•	extends the initial term of the lease through August 19, 2019;

•	monthly base rent of $235,000 for December 2018, $230,000 for January and $190,000 per month thereafter for the duration of the lease, including any renewals;

•	changes the monthly electricity usage charges; and

•	Kairos shall have the option to renew the lease for up to two, three-month periods after expiration of the initial term.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

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

At March 31, 2019, the Company had operating lease liabilities of approximately $1.0 million and right of use assets of approximately $1.0 million, which are included in the condensed interim consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

Lease cost	Three Months Ended March 31,
Operating lease cost	$600,593
Variable lease cost	776,053
Operating lease expense	1,376,646
Short-term lease rent expense	4,620
Total rent expense	$1,381,266

Other information
Operating cash flows from operating leases	$623,976
Right of use assets exchanged for new operating lease liabilities	$1,547,499
Weighted-average remaining lease term – operating leases	0.9 years
Weighted-average discount rate – operating leases	10.00%

Maturities of the Company’s operating lease liabilities, are as follows (unaudited):

For the nine months ended December 31, 2019	$898,045
For the year ended December 31, 2020	58,731
For the year ended December 31, 2021	35,040
Total	$991,816
Less imputed interest	(34,831)
Operating lease liabilities	$956,985

Rent expense, which is recorded on a straight-line basis, was approximately $350,000 for the three months ended March 31, 2018.

Note 12.  Commitments and contingencies:

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
Three Months Ended March 31, 2019
(Unaudited)

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

Lead Plaintiff filed a consolidated complaint on January 15, 2019. Defendants filed motions to dismiss on March 18, 2019. Lead Plaintiff was subsequently granted leave to file another amended complaint on May 8, 2019. Defendants intend to file a motion to dismiss in response, with briefing expected to be completed on the motion to dismiss in late June 2019. Subject to the outcome of the pending motions, defendants intend to continue to vigorously contest Lead Plaintiff’s allegations. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

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
Three Months Ended March 31, 2019
(Unaudited)

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

SEC Subpoena and Other Matters

On April 9, 2018, the Company received a subpoena from the SEC, requesting documents and information.  The SEC has continued to request information from the Company and the Company has been fully cooperating with the SEC in that investigation.

During 2018 the Company received several comment letters (the “Comment Letters”) from the Division of Corporation Finance and the Division of Investment Management of the SEC.  The Comment Letters had been issued on the Company’s periodic reports on Form 10-Q for the quarter ended March 31, 2018, Annual Report on Form 10-K for the fiscal year ended December 31, 2017, amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 and current report on Form 8-K filed October 4, 2017.  The Comment Letters raised matters related to, among other things, the unsettled nature of accounting treatment for the Company’s digital currency mining and the fair value method selected by the Company (as opposed to intangible accounting methods proposed by some experts) and applicability to the Company of the Investment Company Act of 1940, particularly as it relates to the Company’s minority interest in Coinsquare. On April 5, 2019, the Company received a letter from the SEC informing the Company that the SEC had completed their review of the above filings.

Riot Blockchain, Inc. and Subsidiaries
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2019
(Unaudited)

Beneficial Ownership

Pursuant to the rules of the SEC, the Company has consistently reported its beneficial ownership positions in its proxy and other filings where beneficial ownership disclosures are presented, for certain beneficial owners with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934 (the “Exchange Act”) who is known to the Company to be the beneficial owner of more than 5% of the Company’s common stock.  The Company has relied on each person who has reported to the SEC beneficial ownership of more than 5% of our common stock to provide complete and accurate information regarding their ownership, based on the reports filed by these persons.

On September 7, 2018, a complaint was filed by the SEC (Case 1:18-cv-08175) and amended as of March 8, 2019, (the “Complaint”) against, among others, a number of individuals and entities some of whom the Company has previously disclosed as its beneficial owners, as well as, Mr. John O’Rourke III, the Company’s former chairman of the board of directors and chief executive officer who resigned from the Company on September 8, 2018, as disclosed in the Current Periodic Report on Form 8-K filed September 10, 2018.  Other persons named in the Complaint have previously reported that they were beneficial owners of the Company’s common stock, however, the Company has no basis to determine whether any such persons may have operated as a control group, collectively beneficially owning more than 5% of the Company’s common stock.

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

The following table provides the total amount of transactions that have been entered into with Tess related parties and outstanding balances with Tess related parties as of and for the periods identified:

	Three Months Ended
Services to Tess provided by:	March 31, 2019	March 31, 2018
Powercases Inc.	$160,826	$163,582
JLM Strategic Marketing	$-	$36,198
1038088 Ontario Limited	$45,062	$47,817

Payable to:	March 31, 2019	December 31, 2018
Powercases Inc.	$145,047	$37,250
JLM Strategic Marketing	$101,405	$9,483
1038088 Ontario Limited	$9,292	$52,053

During the three-month periods ended March 31, 2019 and 2018, included in Tess's recorded services from related parties was approximately $150,000 and $213,400, respectively for Tess's key management personnel salaries.

Note 14.  Subsequent Events:

Sale of Digital Currencies

Subsequent to March 31, 2019, the Company sold 250 bitcoin and 498 bitcoin cash generating total cash proceeds of approximately $1,372,000.

1172767 B.C. Ltd. Investment (formerly Tess Inc.)

On or about April 10, 2019, Tess closed on a funding agreement under which approximately 23.8 million shares of Tess were issued for CAD $1.2 million. As a result of this funding, the Company’s ownership in Tess was reduced to approximately 9%, such that Tess will thereafter no longer be consolidated within the Company’s financial statements.

Issuance of Restricted Shares

Effective as of May 1, 2019, 12,500 restricted shares under the Company’s 2017 Equity Incentive Plan were awarded, vesting equally over a period of twelve months in connection with the renewal of a consulting agreement.

Convertible Note Conversions

Subsequent to March 31, 2019, holders of the Senior Secured Convertible Promissory Notes issued on January 28, 2019, as first reported by the Company in its current report on Form 8-K filed on February 1, 2019, converted $2,363,500, of such notes into 1,181,750 shares of the Company’s common stock.

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

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2019, the Company had approximate balances of cash and cash equivalents of $1,000,000, negative working capital of $18,561,000, total stockholders' deficit of $8,769,000 and an accumulated deficit of $210,728,000. To date, the Company has in large part relied on debt and equity financing to fund its operations.

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

The Company believes that in order for the Company to meet its obligations arising from normal business operations for the next twelve months, the Company requires additional capital either in the form of equity or debt. Without additional capital, the Company’s ability to continue to operate will be limited. If the Company is unable to obtain adequate capital, it could be forced to reduce or cease its operations. The Company is currently pursuing capital transactions in the form of debt and equity, however, the Company cannot provide any assurance that it will be successful in its plans. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Results of Operations

Comparative Results for the Three Months Ended March 31, 2019 and 2018

Revenue for the three months ended March 31, 2019 and 2018, consisted of our cryptocurrency mining revenue of $1,406,000, and $901,000, respectively, and other revenue consisting of license payments of $24,000 in each period.

Cost of revenue for the three months ended March 31, 2019 and 2018 of $1,471,000 and $349,000, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. As a result of the base rent fixed costs and the variable energy costs, combined with the reduced value of digital currencies produced, the direct costs of revenue exceeded the revenue recognized in the three months ended March 31, 2019.

Selling, general and administrative expenses in the three months ended March 31, 2019 totaled $3,152,000, which is approximately $759,000, or a 19% decrease, as compared to $3,911,000 in the 2018 period. Stock-based compensation decreased by approximately $1,075,000 for the three months ended March 31, 2019, as compared to the 2018 period. Consulting fees decreased approximately $379,000 for services related to our miners. Investor, public relations and public company expenses reduced to $163,000 for the three months ended March 31, 2019 compared to $530,000 in comparable expenses for the 2018 period. Legal fees increased approximately $185,000 due to legal matters associated with the increased level of corporate activities in the 2019 period. Audit fees increased approximately $410,000 due to increased level of financial activities and the audit of internal controls over financial reporting for the year ended December 31, 2018 primarily incurred in the 2019 period. Compensation related expense increased by approximately $49,000 due primarily to increased payroll related to the Company’s additional hiring activities during 2018 combined with severance costs in the period ended March 31, 2019.

Depreciation and amortization expenses during the three months ended March 31, 2019 totaled $24,000, which is a decrease of approximately $2,132,000, as compared with $2,156,000 during the three months ended March 31, 2018. The decrease is primarily due to, lower depreciation expenses recognized for our cryptocurrency machines, which is a result of $29,238,000 impairment charges recorded in 2018.

There were no asset impairment charges recorded during the three months ended March 31, 2019. Asset impairment charges of $11,480,000 were recognized for the three months ended March 31, 2018 to record our miners at their fair value.

Impairment charges for digital currencies was nominal for the three months ended March 31, 2019, and totaled $2,468,000 for the three months ended March 31, 2018, which was recorded to recognize our digital currencies at fair value.

During the three months ended March 31, 2019, we recognized losses related to the issuance of our Senior Secured Convertible Notes (the “Notes”) of $6,155,000. We also recognized expenses totaling $4,398,000 to revalue the Notes and the related warrant liability to fair value at March 31, 2019.

Interest expense for the three months ended March 31, 2019 and 2018 was $68,000 and $1,000, respectively.

Other income was $79,000 for the three months ended March 31, 2019 and there was no other income recognized for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, we recorded investment income of approximately $17,000 and $63,000, respectively.

Other expenses for the three months ended March 31, 2018 include $333,000 for the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

Liquidity and Capital Resources

At March 31, 2019, we had negative working capital of approximately $18,561,000, which included cash and cash equivalents of $1,000,000.  We reported a net loss of $13,750,000, during the three months ended March 31, 2019.  The net loss included $11,350,000 in non-cash items consisting of, a loss on the issuance of our convertible notes of $6,155,000, the change in fair value of our convertible notes and the related warrant liability of $4,398,000, amortization of our right of use assets of $567,000, stock-based compensation totaling $235,000, and depreciation and amortization totaling $24,000, offset by other income of approximately $24,000, primarily related to the amortization of our deferred revenue related to our legacy animal health business and $4,800 related to the gain from the sale of digital currencies.

The time and costs to advance development of the RiotX exchange are expected to grow as expansion into additional states is pursued.  Such costs include expenses for additional development, current and additional service providers, insurance and bonding requirements, sales and marketing activities to support the launch and general overhead and associated information technology (“IT”) costs.  Such costs could be significant and there is no assurance that the RiotX exchange will be able to generate sufficient revenues needed to achieve profitability.

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

On January 28, 2019, we issued the Notes, to investors for an aggregate principal amount of $3,358,333 and an equal value of warrants for the purchase of shares of our common stock. The Notes are convertible into shares of our common stock at any time after the issuance date, provided that at no time, we will be required to issue shares in excess of the aggregate number of shares of its commons stock outstanding. The Notes mature twelve months from date of issuance and accrue interest at a rate of 8% per annum, with twelve months of interest guaranteed. The Notes are subject to prepayment penalties, default conditions and other terms and conditions, as further defined in the agreements. As additional consideration for the investment, we issued a total of 150,000 restricted common shares to the three investors.

We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital either in the form of equity or debt.  Without additional capital, our ability to continue to operate will be limited. If we our unable to obtain adequate capital, we could be forced to reduce or cease our operations. We are currently pursuing capital transactions in the form of debt and equity, however, we cannot provide any assurance that we will be successful in our plans. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

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

Operating Activities

Net cash used in operating activities was $3,185,000 during the three months ended March 31, 2019. Cash was consumed from continuing operations by the loss of $13,750,000, less non-cash items of $11,350,000, consisting of a loss on the issuance of our convertible notes of $6,155,000, the change in fair value of our convertible notes and the related warrant liability of $4,398,000, amortization of our right of use assets of $567,000, stock-based compensation totaling $235,000, and depreciation and amortization totaling $24,000, offset by the amortization of license fee revenue totaling $24,000 and a gain from the sale of our digital currencies of $4,800.  Digital currencies increased $1,378,000, accounts payable and accrued expenses increased $616,000 related to the significant expansion of the Company’s operating activities in 2019, offset by a decrease in the lease liability of $591,000, and a decrease in prepaid expenses and other current assets of $585,000, primarily due to the amortization of our directors and officers life insurance premiums.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2019 was $975,000, consisting of proceeds from the sale of digital currencies of $1,004,000, offset by $26,000 for the amortization of patent and trademark application costs, and $3,000 for the purchase of equipment.

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

Financing Activities

Net cash provided by financing activities was $3,000,000 during the three months ended March 31, 2019, which consisted of the proceeds received from the issuance of our Notes and warrants.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant estimates are detailed in our 2018 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2018 Annual Report, except for those accounting subjects mentioned in the section of the notes to the condensed interim consolidated financial statements titled Recently Issued and Adopted Accounting Pronouncements.

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the condensed interim consolidated financial statements at March 31, 2019.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of March 31, 2019, we concluded that our internal control over financial reporting are not effective due to the following material weaknesses identified:

1)
We did not implement or properly maintain control activities at either the entity or activity level that were designed or were operating effectively to identify and address (i) all significant risks that could have a material adverse impact on the Company’s ongoing operations and (ii) all likely sources that could result in a material misstatement to the financial statements.

2)
We did not design or maintain effective general IT controls over certain information systems that are relevant to the mitigation of the risk pertaining to the misappropriation of assets and to the preparation of the consolidated financial statements. Specifically, we did not design and implement:

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

Changes in Internal Control over Financial Reporting

There has been a change in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). ASC Topic 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this report under Part I, Item 1., Financial Statements in Note 12, commitments and contingencies.

Item 1A.  Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.  For the period ended March 31, 2019, there have been no material changes to those risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Quarterly Report.

Item 3.  Defaults Upon Senior Securities

N/A - none

Item 4.  Mine Safety Disclosures

N/A - none

Item 5.  Other Information

N/A - none

Item 6.  Exhibits

EXHIBIT	DESCRIPTION
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	Form of Senior Secured Promissory Note dated January 28, 2019. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed February 1, 2019)
4.2	Form of Warrant Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed February 1, 2019)
10.	Material Contracts.
10.01	Form of Securities Purchase Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K, filed February 1, 2019)
10.02	Form of Security Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.02 of the Current Report on Form 8-K, filed February 1, 2019)
10.03	Form of Registration Rights Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.03 of the Current Report on Form 8-K, filed February 1, 2019)
10.04	Jeffrey G. McGonegal Executive Employment Agreement dated as of February 6, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 11, 2019)
31.	Certifications.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.*
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.*
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Condensed Interim Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Castle Rock, Colorado on May 9, 2019.

Riot Blockchain, Inc. (Registrant)

Dated: May 9, 2019	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2019	/s/ Robby Chang
Robby Chang Chief Financial Officer (Principal Financial and Accounting Officer)