Form 10-Q
period 2019-06-30
Riot Blockchain, Inc.
filed 2019-08-08
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of no par value common stock outstanding as of August 8, 2019 was 23,555,930.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, no par value	RIOT	Nasdaq Capital Market

RIOT BLOCKCHAIN, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) including in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements relate to future events or the Company's future performance and include statements regarding expectations, beliefs, plans, intentions and strategies of the Company. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company as of the date of the filing of this Quarterly Report and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. Accordingly, you should not place undue reliance on these forward-looking statements, as actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

•	our history of operating losses and our ability to achieve or sustain profitability;

•	our recent shift to an entirely new business and our ability to succeed in this new business;

•	intense competition;

•	our ability to raise additional capital needed to finance our business;

•	general economic conditions in the U.S. and globally;

•	our ability to maintain the value and reputation of our brand;

•	our ability to attract and retain senior management and other qualified personnel;

•	cryptocurrency-related risks, including regulatory changes or actions and uncertainty regarding acceptance and/or widespread use of virtual currency;

•	risks relating to our virtual currency mining operations, including among others risks associated with the need for significant electrical power and cybersecurity risks;

•	our dependence in large part upon the value of virtual currencies, especially Bitcoin, which have historically been subject to significant volatility in their market prices;

•	risks relating to our planned establishment of a virtual currency exchange, including, among others, regulatory requirements and challenges and security threats;

•	our ability to protect our intellectual property rights;

•	volatility in the trading price of our common stock;

•	our ability to maintain the Nasdaq listing of our common stock;

•	our investments in other virtual currency and blockchain focused companies may not be realizable;

•	legal proceedings to which we are subject, or associated with, including actions by private plaintiffs and the SEC, for which we may face significant potential liability that may not be adequately covered by insurance or indemnity; and

•	the risks, uncertainties discussed in Part II. Item 1A. “Risk Factors” included in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended (the “2018 Annual Report”), and any other reports filed or which will be filed by the Company.

Accordingly, you should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. Additional risks and uncertainties not known to us or that we currently believe not to be material may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Quarterly Report speak only as of the date of filing of this Quarterly Report and, unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Interim Consolidated Financial Statements (Unaudited)

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$16,110,630	$225,390
Prepaid expenses and other current assets	331,642	1,378,534
Digital currencies	1,923,813	706,625
Total current assets	18,366,085	2,310,549
Property and equipment, net	27,977	26,269
Right of use assets	957,332	—
Intangible rights acquired	700,167	700,167
Long-term investments	9,502,900	9,412,726
Security deposits	703,275	703,275
Other long-term assets, net:
Patents, net	490,094	507,342
Convertible note and accrued interest	219,578	200,000
Total assets	$30,967,408	$13,860,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$817,454	$3,829,315
Accrued expenses	1,982,790	1,516,252
Deferred purchase price - BMSS	—	1,200,000
Operating lease liability, current	889,232	—
Deferred revenue, current portion	96,698	96,698
Current liabilities of discontinued operations	16,340	16,340
Total current liabilities	3,802,514	6,658,605

Notes payable	—	1,696,083
Operating lease liability, less current portion	61,055	—
Deferred revenue, less current portion	823,570	871,919
Deferred income tax liability	142,709	142,709
Total liabilities	4,829,848	9,369,316

Commitments and contingencies - Note 13

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
0% Series B Convertible stock, 1,750,001 shares authorized; 4,999 and 13,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively, liquidation preference over common stock, equal to carrying value	26,556	69,059
Common stock, no par value; 170,000,000 shares authorized; 22,625,111 and 14,519,058 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	238,082,374	202,917,443
Accumulated deficit	(212,006,522)	(197,199,197)
Total Riot Blockchain stockholders' equity	26,102,408	5,787,305
Non-controlling interest	35,152	(1,296,293)
Total stockholders' equity	26,137,560	4,491,012
Total liabilities and stockholders' equity	$30,967,408	$13,860,328

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Revenue - digital currency mining	$2,442,876	$2,768,619	$3,848,961	$3,669,999
License fees	24,174	24,175	48,349	48,349
Total Revenue	2,467,050	2,792,794	3,897,310	3,718,348

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	1,587,983	1,477,587	3,059,321	1,826,598
Selling, general and administrative	2,225,499	6,432,883	5,377,637	10,343,612
Depreciation and amortization	23,229	2,870,899	47,068	5,027,326
Impairment of property and equipment	—	15,377,532	—	26,858,023
Impairment of digital currencies	—	511,170	—	2,979,045
Total costs and expenses	3,836,711	26,670,071	8,484,026	47,034,604
Operating loss from continuing operations	(1,369,661)	(23,877,277)	(4,586,716)	(43,316,256)

Other income (expense):
Loss on issuance of convertible notes, common stock and warrants	—	—	(6,154,660)	—
Change in fair value of warrant liability	(116,498)	—	(2,869,726)	—
Change in fair value of convertible notes	(2,250,651)	—	(3,895,233)	—
Gain on deconsolidation of Tess	1,138,787	—	1,138,787	—
Non-compliance penalty for SEC registration requirement	—	—	—	(333,338)
Interest expense	(48,819)	(15,093)	(117,182)	(16,162)
Other income	729,154	—	808,026	—
Investment income	3,261	6,690	20,103	69,276
Realized gain on sale of digital currencies	636,822	—	641,610	—
Other expense	(696)	(1,020,158)	(13,737)	(1,023,840)
Total other income (expense)	91,360	(1,028,561)	(10,442,012)	(1,304,064)

Loss from continuing operations before income taxes	(1,278,301)	(24,905,838)	(15,028,728)	(44,620,320)

Deferred income tax benefit	—	472,000	—	3,525,000

Loss from continuing operations	(1,278,301)	(24,433,838)	(15,028,728)	(41,095,320)

Discontinued operations
Income from operations	—	—	—	96,132
Income from discontinued operations	—	—	—	96,132

Net loss	(1,278,301)	(24,433,838)	(15,028,728)	(40,999,188)

Net (income) loss attributable to non-controlling interest	(19)	416,918	221,403	632,176

Net loss attributable to Riot Blockchain	$(1,278,320)	$(24,016,920)	$(14,807,325)	$(40,367,012)

Basic and diluted net loss per share:
Continuing operations attributable to Riot Blockchain	$(0.08)	$(1.81)	$(0.97)	$(3.19)
Discontinued operations attributable to Riot Blockchain	—	—	—	0.01
Net loss per share	$(0.08)	$(1.81)	$(0.97)	$(3.18)

Basic and diluted weighted average number of shares outstanding	15,995,092	13,511,427	15,226,629	12,897,147

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity (Deficit)

Three Months Ended June 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders' equity	Non-controlling	Total stockholders' equity
	Shares	Amount	Shares	Amount	deficit	(deficit)	interest	(deficit)
Balance as of April 1, 2019	13,000	$69,059	14,762,809	$203,407,485	$(210,728,202)	$(7,251,658)	$(1,517,715)	$(8,769,373)
Delivery of common stock underlying restricted stock units	—	—	12,500	—	—	—	—	—
Common stock issued in connection with conversion of notes payable	—	—	1,813,500	10,225,959	—	10,225,959	—	10,225,959
Reclassification of warrant liability to equity	—	—	—	5,438,660	—	5,438,660	—	5,438,660
Preferred stock converted to common stock	(8,001)	(42,503)	8,001	42,503	—	—	—	—
Stock-based compensation	—	—	—	115,026	—	115,026	—	115,026
Issuance of common stock, net of offering costs/At-the-market offering	—	—	6,028,301	18,852,741	—	18,852,741	—	18,852,741
Net income attributable to non-controlling interest	—	—	—	—	—	—	19	19
Deconsolidation of Tess	—	—	—	—	—	—	1,552,848	1,552,848
Net loss	—	—	—	—	(1,278,320)	(1,278,320)	—	(1,278,320)
Balance as of June 30, 2019	4,999	$26,556	22,625,111	$238,082,374	$(212,006,522)	$26,102,408	$35,152	$26,137,560

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity

Three Months Ended June 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2019	13,000	$69,059	14,519,058	$202,917,443	$(197,199,197)	$5,787,305	$(1,296,293)	$4,491,012
Delivery of common stock underlying restricted stock units	—	—	106,251	—	—	—	—	—
Common stock issued with convertible notes	—	—	150,000	255,000	—	255,000	—	255,000
Common stock issued in connection with conversion of notes payable	—	—	1,813,500	10,225,959	—	10,225,959	—	10,225,959
Reclassification of warrant liability to equity	—	—	—	5,438,660	—	5,438,660	—	5,438,660
Preferred stock converted to common stock	(8,001)	(42,503)	8,001	42,503	—	—	—	—
Stock-based compensation	—	—	—	350,068	—	350,068	—	350,068
Issuance of common stock, net of offering costs/At-the-market offering	—	—	6,028,301	18,852,741	—	18,852,741	—	18,852,741
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(221,403)	(221,403)
Deconsolidation of Tess	—	—	—	—	—	—	1,552,848	1,552,848
Net loss	—	—	—	—	(14,807,325)	(14,807,325)	—	(14,807,325)
Balance as of June 30, 2019	4,999	$26,556	22,625,111	$238,082,374	$(212,006,522)	$26,102,408	$35,152	$26,137,560

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of April 1, 2018	928,000	$4,929,768	13,327,615	$193,335,481	$(155,613,572)	$42,651,677	$583,378	$43,235,055
Preferred stock converted to Common stock	(225,000)	(1,195,256)	225,000	1,195,256	—	—	—	—
Stock-based compensation	—	—	—	1,608,086	—	1,608,086	—	1,608,086
Common stock issued for services	—	—	18,000	257,941	—	257,941	—	257,941
Delivery of common stock underlying restricted stock units	—	—	74,583	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(416,918)	(416,918)
Net loss	—	—	—	—	(24,016,920)	(24,016,920)	—	(24,016,920)
Balance as of June 30, 2018	703,000	$3,734,512	13,645,198	$196,396,764	$(179,630,492)	$20,500,784	$166,460	$20,667,244

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity - Continued

Six Months Ended June 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2018	1,458,001	$7,745,266	11,622,112	$180,387,518	$(139,263,480)	$48,869,304	$758,095	$49,627,399
Common stock issued for asset purchase - Prive	—	—	800,000	8,480,000	—	8,480,000	—	8,480,000
Common stock escrow shares issued for asset purchase - Prive	—	—	200,000	—	—	—	—	—
Preferred stock converted to Common stock	(755,001)	(4,010,754)	755,001	4,010,755	—	1	—	1
Exercise of warrants	—	—	100,000	350,000	—	350,000	—	350,000
Stock-based compensation	—	—	—	2,492,029	—	2,492,029	—	2,492,029
Exercise of stock options	—	—	19,533	78,522	—	78,522	—	78,522
Common stock issued for services	—	—	20,754	277,940	—	277,940	—	277,940
Sale of Riot shares held by Tess Pay, Inc.	—	—	—	320,000	—	320,000	—	320,000
Cashless exercise of stock purchase warrants	—	—	3,215	—	—	—	—	—
Delivery of common stock underlying restricted stock units	—	—	124,583	—	—	—	—	—
Non-controlling interest - Logical Brokerage	—	—	—	—	—	—	40,541	40,541
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(632,176)	(632,176)
Net loss	—	—	—	—	(40,367,012)	(40,367,012)	—	(40,367,012)
Balance as of June 30, 2018	703,000	$3,734,512	13,645,198	$196,396,764	$(179,630,492)	$20,500,784	$166,460	$20,667,244

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(15,028,728)	$(40,999,188)
Income from discontinued operations	—	96,132
Loss from continuing operations	(15,028,728)	(41,095,320)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Stock-based compensation	350,068	2,492,029
Depreciation and amortization	47,068	5,027,326
Deferred income tax benefit	—	(3,525,000)
Amortization of license fee revenue	(48,349)	(48,349)
Amortization of right of use assets	1,148,481	—
Common stock issued for services	—	277,940
Loss on issuance of convertible notes, common stock and warrants	6,154,660	—
Change in fair value of convertible notes	3,895,233	—
Change in fair value of warrant liability	2,869,726	—
Gain on deconsolidation of Tess	(1,138,787)	—
Gain on extiguishment of accounts payable, other liabilities and accrued interest	(808,026)	—
Impairment of property and equipment	—	26,858,023
Impairment of digital currencies	—	2,979,045
Realized gain on sale of digital currencies	(641,610)	—
Changes in assets and liabilities:
Prepaid contracts	—	(2,584,699)
Prepaid expenses and other current assets	916,460	221,142
Digital currencies - mining, net of mining pool operating fees	(3,771,888)	(3,669,999)
Accrued interest	(19,578)	—
Accounts payable	(1,831,697)	2,303,611
Accrued expenses	880,210	1,253,072
Lease liability	(1,155,526)	—
Net cash used in operating activities of continuing operations	(8,182,283)	(9,511,179)
Net cash used in operating activities of discontinued operations	—	(68,824)
Net cash used in operating activities	(8,182,283)	(9,580,003)

Cash flows from investing activities - continuing operations:
Proceeds from sale of digital currencies	3,196,310	1,626,800
Purchase of digital currencies	—	(5,625,000)
Purchases of property and equipment	(5,569)	(20,084,225)
Purchases of other investments	—	(6,412,726)
Security deposits	—	(703,275)
Purchases of patent costs	(25,959)	(31,068)
Investment in Logical Brokerage, net of cash acquired	—	(516,918)
Purchase of developed technology by Tess	—	(60,019)
Net cash provided by (used in) investing activities	3,164,782	(31,806,431)

Cash flows from financing activities - continuing operations:
Proceeds from issuance of convertible notes	3,000,000	775,555
Repayment of notes payable and other obligations	(950,000)	(135,574)
Proceeds from the issuance of common stock / At-the-market offering	19,671,712	—
Offering costs for the issuance of common stock / At-the-market offering	(818,971)	—
Proceeds from exercise of warrants	—	350,000
Proceeds from exercise of stock options	—	78,522
Proceeds from sale of Riot shares held by Tess Pay, Inc.	—	320,000
Net cash provided by financing activities of continuing operations	20,902,741	1,388,503

Net increase (decrease) in cash and cash equivalents	15,885,240	(39,997,931)
Cash and cash equivalents at beginning of period	225,390	41,651,965
Cash and cash equivalents at end of period	$16,110,630	$1,654,034

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,526
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Conversion of notes payable to common stock	$10,225,959	$—
Reclassification of warrant liability to equity	$5,438,660	$—
Value of shares issued for Prive asset acquisition	$—	$8,480,000
Conversion of preferred stock to common stock	$42,503	$4,010,755
Deferred purchase price for BMSS	$—	$1,500,000

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

Note 1.  Organization:

Nature of operations:

Riot Blockchain, Inc. (“we,” “us,” “our,” the “Company,” “Riot” or “Riot Blockchain”) was originally organized on July 24, 2000, as a Colorado corporation.  Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc., and changed its state of incorporation to Nevada from Colorado.

The Company operates a digital currency mining operation, which utilizes specialized computers (also known as “miners”) that generate digital currency (primarily bitcoin) from the blockchain. The Company acquired approximately 8,000 miners through its acquisition of Kairos Global Technology, Inc. (“Kairos”) in November 2017, and from Prive Technologies, Inc. (“Prive”), and separately from Blockchain Mining Supply & Services Ltd. (“BMSS”) in February 2018.

Note 2. Liquidity and Financial Condition:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2019, the Company had approximate balances of cash and cash equivalents of $16.1 million, digital currencies of $1.9 million, working capital of $14.6 million, total stockholders' equity of $26.1 million and an accumulated deficit of $212.0 million. To date, the Company has, in large part, relied on equity and debt financing to fund its operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with recent and potential future acquisitions, and development of the RiotX exchange platform, as well as public company, legal and administrative related expenses being incurred. As disclosed in Note 8, during the six months ended June 30, 2019, the Company issued a series of Senior Secured Convertible Promissory Notes (the “Notes”), to investors for an aggregate principal amount of $3,358,333 and an equal value of warrants for the purchase of shares of the Company’s common stock (the “Warrants”) in exchange for a total investment of $3,000,000. During the three months ended June 30, 2019, all of the Notes were converted into common stock and have been satisfied in full. The Company is closely monitoring its cash balances, cash needs and expense levels.

As disclosed in Note 9, during the six months ended June 30, 2019, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) dated May 24, 2019 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H.C. Wainwright, acting as the Company’s sales agent and/or principal, in an at-the-market offering (“ATM Offering”). All sales of the shares in connection with the ATM Offering have been made pursuant to an effective shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”). The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales under the Sales Agreement of approximately $18.9 million at a weighted average price of $3.26 (net of commissions) during the six months ended June 30, 2019.

Note 3. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements:

Basis of presentation and principles of consolidation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed interim consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2019.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's unaudited condensed interim consolidated financial statements include estimates associated with revenue recognition, asset valuations, the useful lives and recoverability of long-lived assets, impairment analysis of intangibles and goodwill, stock-based compensation, assumptions used in estimating the fair value of convertible notes and warrants, and the valuation allowance associated with the Company’s deferred tax assets.

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see 2018 Annual Report.

Sequencing:

On January 28, 2019, the Company adopted a sequencing policy under Accounting Standards Codification (“ASC”) 815-40-35 Derivatives and Hedging (“ASC 815”) whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities convertible or exchangeable for a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees or directors are not subject to the sequencing policy.

Notes Payable Fair Value Option:

As described further in Note 8 - Notes and Other Obligations, in January 2019, the Company issued Senior Secured Promissory Notes (the “Notes”) to Oasis Capital, LLC, Harbor Gates Capital, LLC and SG3 Capital, LLC (each an “Investor” and collectively, the “Investors”) in the aggregate principal amount of $3,358,333. The Company has elected the fair value option to account for these Notes due to the complexity and number of embedded features. The fair value of the Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the Company recorded these Notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the Notes were recognized in earnings as incurred and were not deferred. The change in fair value of the Notes has been presented as change in value of convertible notes payable on the unaudited condensed interim consolidated statements of operations.

During the three months ended June 30, 2019, all of the Notes were converted into 1,813,500 shares of the Company’s common stock valued at their estimated fair value at the time of conversion totaling approximately $10.2 million.

Warrant Liability:

The Company issued Warrants to purchase 1,908,144 shares of its common stock in connection with the Notes issued to the Investors in January 2019, and recorded these outstanding Warrants as a liability at fair value utilizing a Monte Carlo simulation model. This liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company's condensed interim consolidated statements of operations.

As of June 25, 2019, the Company’s Notes had been converted in their entirety and the warrant liability was revalued and reclassified to equity, because the Warrants are no longer subject to the Company’s sequencing policy as described above.

Leases:

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Loss per share:

Basic net loss per share (“EPS”) of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company excludes its unvested restricted shares and escrow shares from the net loss per share calculation. The escrow shares are excluded due to their related contingencies, the inclusion of which would result in anti-dilution.

Since the Company has net losses attributable to Riot Blockchain, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share at June 30, 2019 and 2018 because their inclusion would be anti-dilutive are as follows:

	June 30,
	2019	2018
Warrants to purchase common stock	3,574,257	1,671,113
Options to purchase common stock	12,000	150,000
Escrow shares	200,000	200,000
Unvested restricted stock awards	42,980	571,567
Convertible Series B preferred shares	4,999	703,000
Total	3,834,236	3,295,680

Recently issued and adopted accounting pronouncements:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, effectively allowing entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets and lease liabilities of approximately $1.5 million.

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

Six Months Ended June 30, 2019

(Unaudited)

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

Note 4. Digital Currencies:

The following table presents additional information about digital currencies:

June 30, 2019
(Unaudited)
Beginning balance, January 1, 2019	$706,625
Revenue recognized from digital currencies mined	3,848,961
Mining pool operating fees	(77,073)
Sale of digital currencies	(3,196,310)
Realized gain on sale of digital currencies	641,610
Ending balance	$1,923,813

Note 5. Fair value measurements:

During the six months ended June 30, 2019 the Company issued the Notes and Warrants in connection with the Notes. The Notes and Warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the consolidated statements of operations and disclosed in the unaudited condensed interim consolidated financial statements. During the three months ended June 30, 2019, in accordance with their original terms, all of the Notes were converted into a total of 1,813,500 shares of the Company’s common stock by their holders.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s Notes and Warrants at the issuance date of January 28, 2019 and during the conversion of the Notes for the three months ended June 30, 2019, are as follows:

Senior Secured Promissory Notes:

	January 28, 2019	Three months ended June 30, 2019
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected price volatility	119.5%	122.2%-127.1%
Risk free interest rate	2.60%	2.07%-2.44%
Expected term	1 year	-

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

Warrants:

	January 28, 2019	Three months ended June 30, 2019
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected price volatility	111.6%	119.9%-120.5%
Risk free interest rate	2.58%	2.23%-2.58%
Expected term	5 years	4 years, 10 months

There were no assets or liabilities measured at fair value during the six months ended June 30, 2018.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2019.

	Convertible Notes	Warrant Liability
Issuance of senior secured convertible notes	$6,330,726	$—
Issuance of warrants in connection with convertible notes	—	2,568,934
Balance at January 28, 2019	6,330,726	2,568,934
Change in fair value	1,644,582	2,753,228
Balance at March 31, 2019	7,975,307	5,322,162
Change in fair value	2,250,651	116,498
Conversion of convertible notes to common stock	(10,225,959)	—
Recalssification of warrant liability to equity	—	(5,438,660)
Balance at June 30, 2019	$—	$—

Note 6. Investment in Coinsquare:

In September 2017, the Company acquired a minority interest for $3.0 million in Coinsquare, which operates a digital crypto-currency exchange platform in Canada. During February 2018, the Company invested an additional $6.4 million to acquire additional common stock of Coinsquare. The investment included an additional equity investment of $2.8 million that was part of an approximate $24 million financing by Coinsquare. Additionally, warrants acquired in the original investment were exercised in exchange of a cash payment of $3.6 million. These additional investments resulted in a current ownership in Coinsquare by the Company of approximately 12% based upon Coinsquare’s issued and outstanding shares. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Coinsquare. The investment is valued at cost, less any impairment, plus or minus changes resulting from observable price changes. As of June 30, 2019 and December 31, 2018, the Company considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

Note 7. Investment in Tess:

In October 2017, the Company acquired approximately 52.01% of Tess, which is developing blockchain solutions for telecommunications companies. During the year ended December 31, 2018, Tess issued approximately 189,000 of its common shares, reducing the investment percentage held by the Company from 52.01% to 50.2%. On April 10, 2019, Tess closed on a funding agreement under which approximately 23.8 million shares of Tess were issued for CAD $1.2 million. As a result of this funding, the Company’s ownership in Tess was reduced to approximately 9% and Tess will no longer be consolidated in the Company’s consolidated financial statements.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

As of June 30, 2019, the Company evaluated its remaining interest in Tess under the guidance of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and determined it should remeasure its retained interest at fair value upon deconsolidation to establish a new cost basis. As of April 10, 2019, the fair value of the Tess shares owned by the Company is approximately $0.1 million, calculated based upon the April 10, 2019 funding price as follows:

April 10, 2019
Tess shares held by Riot Blockchain, Inc.	2,708,333
Per share fair value	$0.03
Fair value of Tess shares held by Riot Blockchain, Inc.	$90,174

The Company accounts for deconsolidation of subsidiaries in which it loses controlling interest in the financial interest of the subsidiary in accordance with Accounting Standards Codification (“ASC”) 810-10-40 – “Consolidation”.

The deconsolidation of Tess resulted in a gain of approximately $1.1 million calculated as follows:

Current assets	$130,432
Less:
Accounts payable	761,875
Accrued expenses	273,935
Convertible notes	1,696,083
Net liabilities	(2,601,461)
Non-controlling interest share	1,552,848
Sub-total	(1,048,613)
Less: fair value of shares owned by Riot Blockchain	90,174
Gain on deconsolidation of Tess	$(1,138,787)

Note 8.  Notes and Other Obligations:

Senior Secured Convertible Promissory Notes and Warrants

On January 28, 2019, in connection with a private financing (the “Private Financing”), the Company issued the Notes, to investors (collectively, the “Investors” and each an “Investor”) for an aggregate principal amount of $3,358,333, along with Warrants for the purchase of and equal value of shares of the Company’s common stock in exchange for $3,000,000 of private financing. The Notes were convertible into shares of the Company’s common stock at any time after the issuance date, provided that at no time would the Company be required to issue shares in excess of the aggregate number of shares of its commons stock outstanding. The Notes were set to mature twelve months from date of issuance and accrue interest at a rate of 8% per annum, with twelve months of interest guaranteed. The Notes were subject to prepayment penalties, default conditions and other terms and conditions, as further defined in the Financing Agreements (the “Financing Agreements”) as disclosed in the Company’s current report on Form 8-K filed with the SEC on February 1, 2019. As additional consideration for the investment, the Company issued a total of 150,000 restricted common shares to the Investors.

The Notes were convertible into shares of the common stock of the Company at a price equal to the lower of $2.00 or 80% of the lowest volume-weighted adjusted price of shares of the Company’s common stock in the twenty trading days prior to the conversion date, subject to adjustments in certain cases as defined in the Financing Agreements. Provided, however, that according to the Notes, the cumulative shares of the Company’s common stock issuable upon conversion of the Notes cannot exceed 19.99% of the total number of the Company’s outstanding common stock as of January 28, 2019. Pursuant to the Financing Agreements between the Company and the Investors, the Company granted the Investors a security interest in its assets to secure repayment of the Notes. Further to the Financing Agreements, the Company also reserved a number of shares of its common stock equal to 300% of the total number of shares issuable upon full conversion of the Notes.

Due to the complexity and number of embedded features within the Notes and as permitted under applicable accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option, which records the Notes at fair value rather than at historical cost, with changes in fair value recorded in the condensed interim consolidated statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of January 28, 2019, the fair value of the Notes was estimated at $6,330,726. Upfront costs and fees related to items for which the fair value option was elected were approximately $358,333 and were recorded as a component of other expenses for the six months ended June 30, 2019.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

In connection with the Notes, the Company entered into registration rights agreement with the Investors. The Company filed a registration statement with the SEC covering the equity rights and any other shares issuable in connection with the Notes on March 14, 2019 and the registration statement was declared effective on April 29, 2019.

During the three months ended June 30, 2019, holders of the Notes issued on January 28, 2019, converted 100% of the Notes into 1,813,500 shares of the Company’s common stock. The aggregate fair value of the Notes converted during the three months ended June 30, 2019 was $10.2 million, an increase in fair value of $3.9 million, which is reflected on the interim condensed consolidated statements of operations for the six months ended June 30, 2019, as change in fair value of convertible note (See Note 5 to the unaudited condensed interim consolidated financial statements). Accordingly, having satisfied the Notes in full, the Company’s obligations under the Notes have been cancelled.

In connection with the Private Financing, the Company also issued the Warrants to the Investors to acquire up to an aggregate of 1,908,144 shares of the Company’s common stock at an exercise price of $1.94 per share. The Warrants are exercisable by the Investors beginning on July 29, 2019, through the fifth year anniversary of the effective date of the Private Financing; provided, however, each Investor’s beneficial ownership of the Company’s common stock may not exceed 4.99% of the total outstanding shares of the Company’s common stock without first providing sixty days’ notice to the Company, and, in any event, the ownership, including beneficial ownership, of shares of the Company’s common stock by each of the Investors, shall not exceed 9.99% of the total outstanding shares of our common stock.

Tess Investment

As of March 28, 2018, Tess, a subsidiary of the Company, entered into a note purchase agreement with a private investor under which a convertible promissory note issued by Tess in the principal amount CAD $2.2 million (the “Tess Convertible Note”) and cash proceeds of CAD $2.2 million were placed into a third-party controlled escrow account. Upon the successful achievement of conditions defined under the escrow agreement relating to closing of a transaction between Tess and Cresval Capital Corp, (“Cresval”) whereby Tess and Cresval would merge as provided in the merger agreements and Tess would become publicly traded on the TSX-V exchange, the then-remaining cash and the Tess Convertible Note would be issued to Tess and the investor, respectively. The Tess Convertible Note was convertible at $0.10 per share of the merged entity, as defined, subject to certain adjustments.  On February 15, 2019, Cresval terminated its definitive agreement with Tess due to Tess’s inability to complete one of the specified closing conditions in the agreement.

The interim release consisted of CAD $1.0 million (USD $775,555) of cash released to Tess and an unsecured promissory note issued by Tess (“Tess Promissory Note”) released to the investor. The Tess Promissory Note bears interest at 5%, is unsecured and due in 2021. On August 23, 2018, the final release from escrow occurred. Tess received approximately USD $921,000, bringing the total Tess Promissory Note balance to approximately USD $1,696,000. During the six months ended June 30, 2019, the Company’s ownership in Tess was reduced to 9% and as a result, Tess is no longer consolidated in the Company’s unaudited interim condensed consolidated financial statements (see Note 7).

BMSS and Other Liabilities Settlements

On February 21, 2018, the Company completed an asset purchase under an agreement (the "BMSS Purchase Agreement") with BMSS, to purchase the 3,000 AntMiner S9 bitcoin mining machines owned by BMSS Equipment (the "BMSS Equipment"). Pursuant to the BMSS Purchase Agreement, the Company purchased the BMSS Equipment for aggregate consideration of Eight Million Five Hundred Thousand Dollars ($8,500,000). As of June 27, 2019, in connection with the BMSS agreement, the Company owed approximately $1,340,000 of principal and interest and the Company and BMSS agreed to a one-time settlement payment totaling $950,000. The remaining $390,000 was recorded as a gain on extinguishment of notes and interest, and included in other income in the accompanying interim consolidated statement of operations for the three and six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company reached agreements with certain creditors to settle the amounts of outstanding liabilities at a discount. The computed value of the modifications as compared to the liability balances were recorded as other income from the gains on extinguishment of debt. The liabilities settled including BMSS, during the period totaled approximately $3,287,000 in exchange for cash payments of $2,479,000, resulting in a gain of $808,000 of which $729,000 was recognized in the three months ended June 30, 2019.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

Note 9.  Stockholders’ equity:

Preferred Stock:

During the six months ended June 30, 2019, 8,001 shares of the Company’s Series B preferred stock were converted into 8,001 shares of the Company’s common stock.

At-the-Market Equity Offering:

The Company entered into a Sales Agreement with H.C. Wainwright dated May 24, 2019, pursuant to which the Company may, from time to time, sell up to $100 million in shares of the Company’s common stock through H. C. Wainwright, as the Company’s sales agent and/or principal, in the ATM Offering. All sales of the shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company paid H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales of 6,028,301 shares of common stock under the Sales Agreement of approximately $18.9 million at a weighted average price of $3.26 (excluding commissions) during the six months ended June 30, 2019.

Restricted Stock:

During the six months ended June 30, 2019, 106,251 shares of restricted common stock related to fully vested shares of restricted stock were issued under the Company’s 2017 Equity Incentive Plan. The fully vested shares were issued to two former officers who separated from the Company in February 2019 and a former director who resigned in October of 2018 totaling 93,751 shares. The remaining 12,500 fully vested shares were issued to a consultant.

Note 10. Stock based compensation, options and warrants:

Stock based compensation:

The Company’s stock-based compensation expenses recognized during the six months ended June 30, 2019 and 2018, were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed interim consolidated statements of operations.

The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2019 and 2018 granted under the Company’s 2017 equity incentive plan (the “Plan”), from the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock awards under the Plan	$115,026	$1,432,593	$291,570	$2,199,542
Stock option awards under the Plan	—	175,493	58,498	292,487
Total stock-based compensation	$115,026	$1,608,086	$350,068	$2,492,029

Restricted stock:

A summary of the Company’s unvested restricted stock activity in the six months ended June 30, 2019 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	95,939	$12.49
Vested	(37,459)	$8.01
Granted	24,500	$5.11
Forfeited	(40,000)	$16.82
Unvested at June 30, 2019	42,980	$7.43

During the six months ended June 30, 2019, the Company granted 24,500 shares of restricted stock to consultants. The total fair value of restricted stock granted during the six months ended June 30, 2019 was approximately $0.1 million. The fair value of each restricted stock was based upon the closing stock price on the grant date.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

During the six months ended June 30, 2019, forfeitures of restricted common stock totaled 40,000, which consisted of shares forfeited due to the termination of two of the Company’s officers.

The fair value of restricted stock grants is measured based on their fair value on the date of grant and amortized over the vesting period of twelve to twenty-four months. As of June 30, 2019, there was approximately $0.3 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a remaining weighted-average vesting period of approximately 5 months.

Stock incentive plan options:

A summary of activity under the Plan for the six months ended June 30, 2019 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	62,000	$15.71	9.2	$—
Forfeited	(50,000)	$18.50	—	—
Outstanding at June 30, 2019	12,000	$4.09	9.2	$—

Exercisable at June 30, 2019	12,000	$4.09	9.2	$—

Aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2019.

Other common stock purchase warrants:

Following is a summary of outstanding warrants that were issued outside of the Plan for the six months ended June 30, 2019:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,671,113	$39.47	2.0	$—
Granted	1,908,144	$1.94	5.2	$2,537,832
Forfeited	(5,000)	$7.90	—	$—
Outstanding at June 30, 2019	3,574,257	$19.48	3.4	$2,289,773

Exercisable at June 30, 2019	1,928,144	$19.48	0.7	$—

The Company granted Warrants to purchase 1,908,144 shares of its common stock with an exercise price of $1.94, in connection with the Notes issued on January 28, 2019. (See Note 8).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2019 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders exercised their warrants on June 30, 2019.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

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

The Company's historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Liabilities related to the discontinued operations of BDI totaled approximately $16,000 in accounts payable as of June 30, 2019 and December 31, 2018, respectively.

There were no results of discontinued operations for the three and six months ended June 30, 2019. Summarized results of the discontinued operation are as follows for the three and six months ended June 30, 2018:

Revenue	$137,000
Cost of revenue	41,000
Gross margin	96,000
Operating expenses	—
Operating income	96,000
Income from discontinued operations, net of tax	$96,000

Note 12. Leases:

Oklahoma Lease Agreement.

On February 27, 2018, Kairos entered into a lease agreement (the “Lease”) with 7725 Reno #1, LLC (the “Landlord”) to lease an approximately 107,600 square foot warehouse located in Oklahoma City, Oklahoma, including improvements thereon.  Under the Lease, Kairos has the right to operate from the premises on a 24 hour/seven day a week basis. The initial term of the Lease was scheduled to terminate on February 15, 2019; however the term of the Lease was extended by agreement of the parties as discussed below.

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

On May 15, 2019, the Company renewed the Lease for the first renewal term of three months, extending the lease through November 15, 2019.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

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

Operating Leases

At June 30, 2019, the Company had operating lease liabilities of approximately $1.0 million and right of use assets of approximately $1.0 million, which are included in the condensed interim consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

Lease cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$600,593	$1,201,185
Variable lease cost	861,282	1,637,335
Operating lease expense	1,461,875	2,838,520
Short-term lease rent expense	4,620	9,240
Total rent expense	$1,466,495	$2,847,760

Other information
Operating cash flows from operating leases	$584,255	$1,208,231
Right of use assets exchanged for new operating lease liabilities	$558,314	$2,105,813
Weighted-average remaining lease term – operating leases	0.5 years	0.5 years
Weighted-average discount rate – operating leases	10.00%	10.00%

Maturities of the Company’s operating lease liabilities, are as follows (unaudited):

For the six months ended December 31, 2019	$883,790
For the year ended December 31, 2020	58,731
For the year ended December 31, 2021	35,040
Total	$977,561
Less present value discount	(27,274)
Operating lease liabilities	$950,287

Rent expense, recorded on a straight-line basis, was approximately $1.5 million for each of the three months ended June 30, 2019 and 2018; and was approximately $2.8 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

Note 13.  Commitments and contingencies:

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

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Company's stockholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3: 18-cv-02293. The complaint asserts violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of stockholders that purchased stock from November 13, 2017 through February 15, 2018. The complaint alleges that the Company and certain of its officers and directors made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding its business plan in connection with its cryptocurrency business. The complaint requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

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

Lead Plaintiff filed a consolidated complaint on January 15, 2019.  Defendants filed motions to dismiss on March 18, 2019. In lieu of opposing defendants’ motions to dismiss, Lead Plaintiff filed another amended complaint on May 9, 2019. Defendants intend to file motions to dismiss the amended complaint on September 3, 2019. Briefing on the motions to dismiss is expected to be completed on October 22, 2019. Subject to the outcome of the pending motions, defendants intend to continue to vigorously contest Lead Plaintiff’s allegations. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

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

On September 7, 2018, a complaint was filed by the SEC (Case 1:18-cv-08175) and as subsequently amended, (the “Complaint”) against, among others, a number of individuals and entities some of whom the Company has previously disclosed as its beneficial owners, as well as, Mr. John O’Rourke III, the Company’s former chairman of the board of directors and chief executive officer who resigned from the Company on September 8, 2018, as disclosed in the Current Periodic Report on Form 8-K filed September 10, 2018.  Other persons named in the Complaint have previously reported that they were beneficial owners of the Company’s common stock, however, the Company has no basis to determine whether any such persons may have operated as a control group, collectively beneficially owning more than 5% of the Company’s common stock.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

(Unaudited)

Note 14.  Tess Related Party Transactions:

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

The following table provides the total amount of transactions that have been entered into with Tess related parties and outstanding balances with Tess related parties as of and for the periods identified:

	Period Ended
Services to Tess provided by (1):	June 30, 2019	June 30, 2018
Powercases Inc.	$231,328	$379,385
JLM Strategic Marketing	$—	$267,304
1038088 Ontario Limited	$45,062	$110,123

Payable to:	June 30, 2019	December 31, 2018
Powercases Inc.	$—	$37,250
JLM Strategic Marketing	$—	$9,483
1038088 Ontario Limited	$—	$52,053

(1)	- 2019 amounts provided by related parties are up to the date of de-consolidation.

During the period ended June 30, 2019 (up to the point of de-consolidation) and six months ended June 30, 2018, included in Tess's recorded services from related parties was approximately $260,000 and $180,000, respectively for Tess's key management personnel salaries.

Note 15.  Subsequent Events:

Financing

During July 2019, in connection with the Company’s Sales Agreement with H.C. Wainwright, the Company received gross proceeds of approximately $2.6 million from the sale of 930,019 shares of common stock.

Preferred Stock

Subsequent to June 30, 2019, 800 shares of the Company’s Series B preferred stock were converted into 800 shares of the Company’s common stock.

Restricted Stock

Subsequent to June 30, 2019, a total of 36,500 restricted stock rights were awarded to a consultant and advisory board members. The shares vest monthly over one to two year periods.

Miner acquisitions

During June 2019, the Company initiated purchases of approximately 200 S9 and 30 L3 miners at a total cost of approximately $100,000.  These miners are expected to be operational early in the third quarter of 2019.

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

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2019, the Company had approximate balances of cash and cash equivalents of $16.1 million, working capital of $14.6 million, total stockholders' equity of $26.1 million and an accumulated deficit of $212.0 million. To date, the Company has in large part relied on debt and equity financing to fund its operations.

During the six months ended June 30, 2019, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) dated May 24, 2019, pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H. C. Wainwright, acting as the Company’s sales agent and/or principal, in an at-the-market offering (“ATM Offering”). All sales of the shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC (File No. 333-226111). The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales under the Sales Agreement of approximately $18.9 million at a weighted average price of $3.26 (before offering expenses) during the six months ended June 30, 2019. Subsequent to June 30, 2019, additional gross proceeds of $2.6 million was generated from the ATM Offering.

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

Management's strategic plans include the following:

•	continuing expansion of digital currency mining operations relative to the price of digital currencies;
•	continuing to evaluate opportunities for acquisitions in the blockchain and digital currency sector;
•	establishing a digital currency exchange;
•	exploring other possible strategic options and financing opportunities available to the Company;
•	evaluating options to monetize, partner or license the Company's assets; and
•	continuing to implement cost control initiatives to conserve cash.

Results of Operations

Comparative Results for the Three Months Ended June 30, 2019 and 2018

Revenue for the three months ended June 30, 2019 and 2018 consisted of cryptocurrency mining revenue of $2,443,000, and $2,769,000, respectively, and other revenue consisting of license payments of $24,000 in each period. Mining production for the three months ended June 30, 2019, was 316.19 bitcoin, 143.81 bitcoin cash and 870.01 litecoin, as compared to 311.12 bitcoin, 272.81 bitcoin cash and 314.04 litecoin, mined during the three months ended June 30, 2018.

Cost of revenue for the three months ended June 30, 2019 and 2018 of $1,588,000 and $1,478,000, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. During November 2018 the lease for our Oklahoma City, Oklahoma mining facility was amended whereby monthly base rent was reduced and monthly electricity usage was charged at actual usage. The actual electricity usage in the three months ended June 30, 2019 caused to the cost of revenue to be higher than the same period ended in 2018.

Selling, general and administrative expenses in the three months ended June 30, 2019 totaled $2,225,000, which is approximately $4,208,000, or a 65.4% decrease, as compared to $6,433,000 in the 2018 period. Stock-based compensation decreased by approximately $1,493,000 for the three months ended June 30, 2019, as compared to the 2018 period. Consulting fees decreased approximately $964,000 for services related to our miners. Investor, public relations and public company expenses reduced to $133,000 for the three months ended June 30, 2019 compared to $518,000 in comparable expenses for the 2018 period. Legal fees decreased approximately $137,000 due to legal matters associated primarily with the fees for special SEC related matters in the 2018 period. Audit fees decreased approximately $263,000, due to the timing of fees incurred in the 2019 versus 2018 three month period. Compensation related expense decreased by approximately $301,000 due primarily to staff reductions in early 2019.

Depreciation and amortization expenses during the three months ended June 30, 2019 totaled $23,000, which is a decrease of approximately $2,848,000, as compared with $2,871,000 during the three months ended June 30, 2018. The decrease is primarily due to, lower depreciation expenses recognized for our cryptocurrency machines, which is a result of $29,238,000 impairment charges recorded during the year ended December 31, 2018.

There were no asset impairment charges recorded during the three months ended June 30, 2019. Asset impairment charges of $15,378,000 were recognized for the three months ended June 30, 2018 to record our miners at their fair value.

There were no impairment charges for digital currencies for the three months ended June 30, 2019; impairment charges for digital currencies totaled $511,000 for the three months ended June 30, 2018, which was recorded to recognize our digital currencies at fair value.

During the three months ended June 30, 2019, we recognized expenses totaling $2,367,000 to revalue the Notes and the related Warrant liability to fair value at June 30, 2019.

During the three months ended June 30, 2019, we recorded a gain of $1,139,000 on the deconsolidation of Tess due to our reduced ownership interest in Tess from 50.2% to 9% which occurred during the three month period ended June 30, 2019.

Interest expense for the three months ended June 30, 2019 and 2018 was $49,000 and $15,000, respectively.

Other income was $729,000 for the three months ended June 30, 2019, which was due to a $390,000 gain on forgiveness of our payable and interest in connection with our agreement with Blockchain Mining Supply & Services Ltd. (“BMSS”), and a $339,000 gain on forgiveness of various accounts payable balances. There was no other income recognized for the three months ended June 30, 2018.

For the three months ended June 30, 2019 and 2018, we recorded investment income of approximately $3,000 and $7,000, respectively.

Other expenses for the three months ended June 30, 2018 include $1,020,000 for the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

Comparative Results for the Six Months Ended June 30, 2019 and 2018

Revenue for the six months ended June 30, 2019 and 2018, consisted of cryptocurrency mining revenue of $3,849,000, and $3,670,000, respectively, and other revenue consisting of license payments of $48,000 in each period. Mining production for the six months ended June 30, 2019, was 645.71 bitcoin, 500.07 bitcoin cash and 2,292.51 litecoin, as compared to 391.07 bitcoin, 426.23 bitcoin cash and 314.04 litecoin, mined during the six months ended June 30, 2018.

Cost of revenue for the six months ended June 30, 2019 and 2018 of $3,059,000 and $1,827,000, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. The approximate $1,232,000 increase related primarily to the Oklahoma City mining facility not commencing operations until February 2018, net of base rent reductions and monthly electricity usage being charged at actual usage following the November 2018 Lease amendment.

Selling, general and administrative expenses in the six months ended June 30, 2019 totaled $5,378,000, which is approximately $4,966,000, or a 48% decrease, as compared to $10,344,000 in the 2018 period. Stock-based compensation decreased by approximately $2,142,000 for the six months ended June 30, 2019, as compared to the 2018 period. Consulting fees decreased approximately $1,343,000 for services related to our miners. Investor, public relations and public company expenses reduced to $296,000 for the six months ended June 30, 2019 compared to $1,051,000 in comparable expenses for the 2018 period. Legal fees decreased by approximately $458,000 due to legal matters associated primarily with the fees for special SEC related matters in the 2018 period. Audit fees increased approximately $174,000 due to the increased level of financial activities and the audit of internal controls over financial reporting for the year ended December 31, 2018, which were primarily incurred in the 2019 period. Compensation related expense decreased by approximately $352,000 due primarily to staff reductions in early 2019, net of severance costs in the period ended June 30, 2019.

Depreciation and amortization expenses during the six months ended June 30, 2019 totaled $47,000, which is a decrease of approximately $4,980,000, as compared with $5,027,000 during the three months ended June 30, 2018. The decrease is primarily due to, lower depreciation expenses recognized for our cryptocurrency machines, which is a result of $29,238,000 impairment charges recorded during the year ended December 31, 2018.

There were no asset impairment charges recorded during the six months ended June 30, 2019. Asset impairment charges of $26,858,000 were recognized for the six months ended June 30, 2018 to record our miners at their fair value.

There were no impairment charges for digital currencies for the six months ended June 30, 2019, and totaled $2,979,000 for the six months ended June 30, 2018, which was recorded to recognize our digital currencies at fair value.

During the six months ended June 30, 2019, we recognized losses related to the issuance of our Senior Secured Convertible Notes (the “Notes”) of $6,155,000. We also recognized expenses totaling $6,765,000 to revalue the Notes and the related warrant liability to fair value at June 30, 2019.

During the six months ended June 30, 2019, we recorded a gain of $1,139,000 on the deconsolidation of Tess, due to our reduced ownership interest from 50.2% to 9%.

Interest expense for the six months ended June 30, 2019 and 2018 was $117,000 and $16,000, respectively.

Other income was $808,000 for the six months ended June 30, 2019, due to a $390,000 gain on forgiveness of our payable and interest in connection with our agreement with BMSS, and a $418,000 gain on forgiveness of various accounts payable balances. There was no other income recognized for the six months ended June 30, 2018.

For the six months ended June 30, 2019 and 2018, we recorded investment income of approximately $20,000 and $69,000, respectively.

Other expenses for the six months ended June 30, 2018 includes $1,357,000 for the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

Liquidity and Capital Resources

At June 30, 2019, we had working capital of approximately $14,564,000, which included cash and cash equivalents of $16,111,000.  We reported a net loss of $15,029,000, during the six months ended June 30, 2019.  The net loss included $11,828,000 in non-cash items consisting of, a loss on the issuance of our convertible notes of $6,155,000, the change in fair value of our convertible notes and the related warrant liability of $6,765,000, amortization of our right of use assets of $1,148,000, stock-based compensation totaling $350,000, and depreciation and amortization totaling $47,000, offset by a $1,139,000 gain recognized on the deconsolidation of Tess, a $808,000 gain on the extinguishment of notes, interest and accounts payable, other income of approximately $48,000, primarily related to the amortization of our deferred revenue related to our legacy animal health business and $642,000 related to the gain from the sale of digital currencies.

The time and costs to advance development of the RiotX exchange are expected to grow as and if the exchange’s operations grow and expansion into additional states is pursued.  Such costs include expenses for additional development, current and additional service providers, insurance and bonding requirements, sales and marketing activities to support the launch and general overhead and associated information technology (“IT”) costs.  Such costs could be significant and there is no assurance that the RiotX exchange will be launched and, once it’s operational, that it will be able to generate sufficient revenues needed to achieve profitability.

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

During May 2019, the Company entered into the Sales Agreement with H.C. Wainwright, pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H. C. Wainwright, acting as the Company’s sales agent and/or principal, via the ATM Offering. All sales of the shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales under the Sales Agreement of approximately $18.9 million at a weighted average price of $3.26 (before offering expenses) during the six months ended June 30, 2019. Subsequent to June 30, 2019, additional gross proceeds of $2.6 million was generated from the ATM Offering.

Funding our operations on a go-forward basis will rely significantly on our ability to continue to mine digital currency and the spot or market price of the digital currency we mine.  We expect to generate ongoing revenues from the production of digital currencies, in our mining facilities and our ability to liquidate digital currency rewards at future values will be evaluated from time to time to generate cash for operations.  Generating bitcoin currency rewards, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate revenue from the sale of our digital currency assets, we will need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

The ability to raise funds as equity, debt or conversion of digital currency to maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through bitcoin production and successfully convert bitcoin into cash or fund overhead with bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, the value of bitcoin currency rewards has been extremely volatile recently and, although and such volatility has reduced recently, future prices cannot be predicted with any reasonable degree of accuracy.

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

If we are unable to generate sufficient revenue from our bitcoin production when needed or secure additional sources of funding, or if certain contingent liabilities become due and are not adequately covered by our insurance policies, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

Operating Activities

Net cash used in operating activities was $8,182,000 during the six months ended June 30, 2019. Cash was consumed from continuing operations by the loss of $15,029,000, less non-cash items of $11,828,000, consisting of a loss on the issuance of our convertible notes of $6,155,000, the change in fair value of our convertible notes and the related warrant liability of $6,765,000, amortization of our right of use assets of $1,148,000, stock-based compensation totaling $350,000, and depreciation and amortization totaling $47,000, offset by a $1,139,000 gain recognized on the deconsolidation of Tess, a gain on extinguishment of notes, interest and accounts payable totaling $808,000, the amortization of license fee revenue totaling $48,000 and a gain from the sale of our digital currencies of $642,000.  Digital currencies increased by $3,772,000, offset by, a decrease in the lease liability of $1,156,000, a decrease in accounts payable and accrued expenses of $951,000, and a decrease in prepaid expenses and other current assets of $916,000, primarily due to the amortization of our directors and officers life insurance premiums.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2019 was $3,165,000, consisting of proceeds from the sale of digital currencies of $3,196,000, offset by $26,000 for the amortization of patent costs, and $6,000 for the purchase of equipment.

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

Financing Activities

Net cash provided by financing activities was $20,903,000 during the six months ended June 30, 2019, which consisted of net proceeds from the issuance of our common stock in connection with our ATM Offering of $18,853,000, the proceeds received from the issuance of our Notes and Warrants of $3,000,000, offset by the repayment of the principal balance related to our agreement with BMSS of $950,000, net of the $250,000 gain recorded on extinguishment of the notes principal balance.

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

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the condensed interim consolidated financial statements at June 30, 2019.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of June 30, 2019, we concluded that our internal control over financial reporting are not effective due to the following material weaknesses identified:

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

Remediation

Our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) creating and filling an information technology compliance oversight function; (ii) developing a training program addressing Information Technology General Controls (“ITGC”) and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance control knowledge across the entire IT organization; (iv) developing enhanced risk assessment procedures and controls related to changes in information technology systems; (v) implementing an information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Company’s Board of Directors.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this report under Part I, Item 1., Financial Statements in Note 13, commitments and contingencies.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as amended by Amendment No. 1 on Form 10-K/A filed on April 23, 2019 (the “2018 Annual Report”) and our Registration Statement on Form S-3, as amended, filed on May 2, 2019 (File No. 333-226111) (the “Registration Statement”).  For the period ended June 30, 2019, there have been no material changes to those risk factors disclosed in our 2018 Annual Report and Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Quarterly Report.

Item 3.  Defaults Upon Senior Securities

N/A – none.

Item 4.  Mine Safety Disclosures

N/A – none.

Item 5.  Other Information

N/A – none.

Item 6.  Exhibits

EXHIBIT	DESCRIPTION
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	Form of Senior Secured Promissory Note dated January 28, 2019. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed February 1, 2019)
4.2	Form of Warrant Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed February 1, 2019)
10.	Material Contracts.
10.01	Form of Securities Purchase Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K, filed February 1, 2019)
10.02	Form of Security Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.02 of the Current Report on Form 8-K, filed February 1, 2019)
10.03	Form of Registration Rights Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.03 of the Current Report on Form 8-K, filed February 1, 2019)
10.04	Jeffrey G. McGonegal Executive Employment Agreement dated as of February 6, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 11, 2019)
31.	Certifications.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.*
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Condensed Interim Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Castle Rock, Colorado on August 8, 2019.

Riot Blockchain, Inc. (Registrant)

Dated: August 8, 2019	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2019	/s/ Robby Chang
Robby Chang Chief Financial Officer (Principal Financial and Accounting Officer)

