Form 10-Q
period 2019-09-30
Riot Blockchain, Inc.
filed 2019-11-12
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]      No  [_];

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

Large Accelerated Filer	[_]	Accelerated Filer	[X]
Non-accelerated Filer	[_]	Smaller Reporting Company	[X]
Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [_]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of no par value common stock outstanding as of November 8, 2019 was 24,731,215.

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

RIOT BLOCKCHAIN, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) including in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements relate to future events or the Company's future performance and include statements regarding expectations, beliefs, plans, intentions and strategies of the Company. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company as of the date of the filing of this Quarterly Report and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. Accordingly, you should not place undue reliance on these forward-looking statements, as actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

•	our history of operating losses and our ability to achieve or sustain profitability;

•	our recent shift to an entirely new business and our ability to succeed in this new business;

•	intense competition;

•	our ability to raise additional capital needed to finance our business;

•	general economic conditions in the U.S. and globally;

•	our ability to maintain the value and reputation of our brand;

•	our ability to attract and retain senior management and other qualified personnel;

•	cryptocurrency-related risks, including regulatory changes or actions and uncertainty regarding acceptance and/or widespread use of virtual currency;

•	risks relating to our virtual currency mining operations, including among others, risks associated with the need for significant electrical power, cybersecurity risks and risk of increased world-wide competition for a fixed number of bitcoin reward levels;

•	our dependence in large part upon the value of virtual currencies, especially bitcoin, which have historically been subject to significant volatility in their market prices;

•	risks relating to our planned establishment of a virtual currency exchange, including, among others, regulatory requirements and challenges and security threats;

•	our ability to protect our intellectual property rights;

•	volatility in the trading price of our common stock;

•	our ability to maintain the Nasdaq listing of our common stock;

•	our investments in other virtual currency and blockchain focused companies may not be realizable;

•	legal proceedings to which we are subject, or associated with, including actions by private plaintiffs and the SEC, for which we may face significant potential liability that may not be adequately covered by insurance or indemnity; and

•	the risks and, uncertainties discussed in Part II. Item 1A. “Risk Factors” included in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended (the “2018 Annual Report”), and any other reports filed or which will be filed by the Company.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Interim Consolidated Financial Statements (Unaudited)

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$15,162,781	$225,390
Prepaid expenses and other current assets	2,004,237	1,378,534
Digital currencies	3,157,218	706,625
Total current assets	20,324,236	2,310,549
Property and equipment, net	127,581	26,269
Right of use assets	937,395	—
Intangible rights acquired	700,167	700,167
Long-term investments	9,723,100	9,412,726
Security deposits	703,275	703,275
Patents, net	469,548	507,342
Convertible note and accrued interest	—	200,000
Total assets	$32,985,302	$13,860,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$815,713	$3,829,315
Accrued expenses	1,984,775	1,516,252
Deferred purchase price - BMSS	—	1,200,000
Operating lease liability, current	890,904	—
Deferred revenue, current portion	96,698	96,698
Current liabilities of discontinued operations	16,340	16,340
Total current liabilities	3,804,430	6,658,605

Notes payable	—	1,696,083
Operating lease liability, less current portion	47,644	—
Deferred revenue, less current portion	799,396	871,919
Deferred income tax liability	142,709	142,709
Total liabilities	4,794,179	9,369,316

Commitments and contingencies - Note 14

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
0% Series B Convertible stock, 1,750,001 shares authorized; 4,199 and 13,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively, liquidation preference over common stock, equal to carrying value	22,306	69,059
Common stock, no par value; 170,000,000 shares authorized; 24,206,395 and 14,519,058 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	241,974,307	202,917,443
Accumulated deficit	(213,840,661)	(197,199,197)
Total Riot Blockchain stockholders' equity	28,155,952	5,787,305
Non-controlling interest	35,171	(1,296,293)
Total stockholders' equity	28,191,123	4,491,012
Total liabilities and stockholders' equity	$32,985,302	$13,860,328

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Revenue - digital currency mining	$1,714,991	$2,342,508	$5,563,952	$6,087,405
License fees	24,174	24,175	72,523	72,524
Total Revenue	1,739,165	2,366,683	5,636,475	6,159,929

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	1,476,135	2,031,885	4,535,456	3,933,381
Selling, general and administrative	1,762,021	5,970,411	7,139,658	16,314,023
Depreciation and amortization	23,414	658,338	70,482	5,685,664
Impairment of property and equipment	—	—	—	26,858,023
Impairment of digital currencies	372,124	163,837	372,124	3,374,976
Total costs and expenses	3,633,694	8,824,471	12,117,720	56,166,067
Operating loss from continuing operations	(1,894,529)	(6,457,788)	(6,481,245)	(50,006,138)

Other income (expense):
Loss on issuance of convertible notes, common stock and warrants	—	—	(6,154,660)	—
Change in fair value of warrant liability	—	—	(2,869,726)	—
Change in fair value of convertible notes	—	—	(3,895,233)	—
Gain on deconsolidation of Tess	—	—	1,138,787	—
Non-compliance penalty for SEC registration requirement	—	—	—	(1,358,043)
Interest expense	(2,129)	(21,836)	(119,311)	(37,998)
Gain on extinguishment of debt	34,899	—	842,925	—
Investment income	5,765	683	25,868	69,959
Loss on extinguishment of BMSS payable	—	(265,500)	—	(265,500)
Realized gain on sale of digital currencies	23,608	219,247	665,218	451,341
Other expense	(1,734)	(1,746)	(15,471)	(881)
Total other income (expense)	60,409	(69,152)	(10,381,603)	(1,141,122)

Loss from continuing operations before income taxes	(1,834,120)	(6,526,940)	(16,862,848)	(51,147,260)

Deferred income tax benefit	—	—	—	3,525,000

Loss from continuing operations	(1,834,120)	(6,526,940)	(16,862,848)	(47,622,260)

Discontinued operations
Income from operations	—	—	—	96,132
Income from discontinued operations	—	—	—	96,132

Net loss	(1,834,120)	(6,526,940)	(16,862,848)	(47,526,128)

Net (income) loss attributable to non-controlling interest	(19)	296,982	221,384	929,158

Net loss attributable to Riot Blockchain	$(1,834,139)	$(6,229,958)	$(16,641,464)	$(46,596,970)

Basic and diluted net loss per share:
Continuing operations attributable to Riot Blockchain	$(0.08)	$(0.46)	$(0.93)	$(3.57)
Discontinued operations attributable to Riot Blockchain	—	—	—	0.01
Net loss per share	$(0.08)	$(0.46)	$(0.93)	$(3.56)

Basic and diluted weighted average number of shares outstanding	23,371,856	14,197,763	17,971,541	13,340,122

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity

Three Months Ended September 30, 2019

(Unaudited)

						Total
						Riot Blockchain		Total
	Preferred Stock		Common Stock		Accumulated	stockholders' equity	Non-controlling	stockholders' equity
	Shares	Amount	Shares	Amount	deficit	(deficit)	interest	(deficit)
Balance as of July 1, 2019	4,999	$26,556	22,625,111	$238,082,374	$(212,006,522)	$26,102,408	$35,152	$26,137,560
Preferred stock converted to common stock	(800)	(4,250)	800	4,250	—	—	—	—
Stock-based compensation	—	—	—	81,362	—	81,362	—	81,362
Issuance of common stock, net of offering costs/At-the-market offering	—	—	1,580,484	3,806,321	—	3,806,321	—	3,806,321
Net income attributable to non-controlling interest	—	—	—	—	—	—	19	19
Net loss	—	—	—	—	(1,834,139)	(1,834,139)	—	(1,834,139)
Balance as of September 30, 2019	4,199	$22,306	24,206,395	$241,974,307	$(213,840,661)	$28,155,952	$35,171	$28,191,123

 See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity

Three Months Ended September 30, 2018

(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of July 1, 2018	703,000	$3,734,512	13,645,198	$196,396,764	$(179,630,492)	$20,500,784	$166,460	$20,667,244
Preferred stock converted to Common stock	(598,504)	(3,179,403)	598,504	3,179,403	—	—	—	—
Stock-based compensation	—	—	—	1,655,160	—	1,655,160	—	1,655,160
Refund of escrow dividend	—	—	—	—	64,380	64,380	—	64,380
Sale of Riot shares held by Tess Pay, Inc.	—	—	—	185,729	—	185,729	—	185,729
Stock issued for the extinguishment of the BMSS payable	—	—	50,000	265,500	—	265,500	—	265,500
Sale of common shares by Tess Pay, Inc.	—	—	—	110,620	—	110,620	109,827	220,447
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(296,982)	(296,982)
Net loss	—	—	—	—	(6,229,958)	(6,229,958)	—	(6,229,958)
Balance as of September 30, 2018	104,496	$555,109	14,293,702	$201,793,176	$(185,796,070)	$16,552,215	$(20,695)	$16,531,520

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2019

(Unaudited)

						Total
						Riot Blockchain		Total
	Preferred Stock		Common Stock		Accumulated	stockholders'	Non-controlling	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2019	13,000	$69,059	14,519,058	$202,917,443	$(197,199,197)	$5,787,305	$(1,296,293)	$4,491,012
Delivery of common stock underlying restricted stock units	—	—	106,251	—	—	—	—	—
Common stock issued with convertible notes	—	—	150,000	255,000	—	255,000	—	255,000
Common stock issued in connection with conversion of notes payable	—	—	1,813,500	10,225,959	—	10,225,959	—	10,225,959
Reclassification of warrant liability to equity	—	—	—	5,438,660	—	5,438,660	—	5,438,660
Preferred stock converted to common stock	(8,801)	(46,753)	8,801	46,753	—	—	—	—
Stock-based compensation	—	—	—	431,430	—	431,430	—	431,430
Issuance of common stock, net of offering costs/At-the-market offering	—	—	7,608,785	22,659,062	—	22,659,062	—	22,659,062
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(221,384)	(221,384)
Deconsolidation of Tess	—	—	—	—	—	—	1,552,848	1,552,848
Net loss	—	—	—	—	(16,641,464)	(16,641,464)	—	(16,641,464)
Balance as of September 30, 2019	4,199	$22,306	24,206,395	$241,974,307	$(213,840,661)	$28,155,952	$35,171	$28,191,123

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2018

(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2018	1,458,001	$7,745,266	11,622,112	$180,387,518	$(139,263,480)	$48,869,304	$758,095	$49,627,399
Common stock issued for asset purchase - Prive	—	—	800,000	8,480,000	—	8,480,000	—	8,480,000
Common stock escrow shares issued for asset purchase - Prive	—	—	200,000	—	—	—	—	—
Preferred stock converted to Common stock	(1,353,505)	(7,190,157)	1,353,505	7,190,157	—	—	—	—
Exercise of warrants	—	—	100,000	350,000	—	350,000	—	350,000
Stock-based compensation	—	—	—	4,147,190	—	4,147,190	—	4,147,190
Exercise of stock options	—	—	19,533	78,522	—	78,522	—	78,522
Common stock issued for services	—	—	20,754	277,940	—	277,940	—	277,940
Refund of escrow dividend	—	—	—	—	64,380	64,380		64,380
Sale of Riot shares held by Tess Pay, Inc.	—	—	—	505,729	—	505,729	—	505,729
Stock issued for the extinguishment of the BMSS payable	—	—	50,000	265,500	—	265,500	—	265,500
Cashless exercise of stock purchase warrants	—	—	3,215	—	—	—	—	—
Delivery of common stock underlying restricted stock units	—	—	124,583	—	—	—	—	—
Sale of common shares by Tess Pay, Inc.	—	—	—	110,620	—	110,620	109,826	258720,446
Non-controlling interest - Logical Brokerage	—	—	—	—	—	—	40,542	40,542
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(929,158)	(929,158)
Net loss	—	—	—	—	(46,596,970)	(46,596,970)	—	(46,596,970)
Balance as of September 30, 2018	104,496	$555,109	14,293,702	$201,793,176	$(185,796,070)	$16,552,215	$(20,695)	$16,531,520

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(16,862,848)	$(47,526,128)
Income from discontinued operations	—	96,132
Loss from continuing operations	(16,862,848)	(47,622,260)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Stock-based compensation	431,430	4,147,189
Depreciation and amortization	70,482	5,685,664
Deferred income tax benefit	—	(3,525,000)
Amortization of license fee revenue	(72,523)	(72,523)
Amortization of right of use assets	1,726,731	—
Common stock issued for services	—	277,940
Common stock issued for the extinguishment of the BMSS payable	—	265,500
Loss on issuance of convertible notes, common stock and warrants	6,154,660	—
Change in fair value of convertible notes	3,895,233	—
Change in fair value of warrant liability	2,869,726	—
Gain on deconsolidation of Tess	(1,138,787)	—
Gain on extiguishment of accounts payable, other liabilities and accrued interest	(842,925)	—
Impairment of property and equipment	—	26,858,023
Impairment of digital currencies	372,124	3,374,976
Realized gain on sale of digital currencies	(665,218)	(451,341)
Accrued interest on Verady investment	(20,200)	—
Changes in assets and liabilities:
Prepaid contracts	—	(1,584,699)
Prepaid expenses and other current assets	(756,135)	(1,417,007)
Digital currencies - mining, net of mining pool operating fees	(5,452,674)	(6,087,405)
Accrued interest	—	—
Accounts payable	(1,798,539)	2,983,941
Accrued expenses	882,195	1,271,114
Lease liability	(1,725,578)	—
Net cash used in operating activities of continuing operations	(12,932,846)	(15,895,888)
Net cash used in operating activities of discontinued operations	—	(68,824)
Net cash used in operating activities	(12,932,846)	(15,964,712)

Cash flows from investing activities - continuing operations:
Proceeds from sale of digital currencies	3,196,310	7,371,172
Purchase of digital currencies	—	(5,722,545)
Purchases of property and equipment	(8,569)	(20,311,436)
Purchases of other investments	—	(6,412,726)
Security deposits	—	(703,275)
Patent costs incurred	(26,566)	(32,850)
Investment in Logical Brokerage, net of cash acquired	—	(516,918)
Purchase of developed technology by Tess Pay, Inc.	—	(531,176)
Net cash provided by (used in) investing activities	3,161,175	(26,859,754)

Cash flows from financing activities - continuing operations:
Proceeds from issuance of convertible notes	3,000,000	1,696,083
Repayment of notes payable and other obligations	(950,000)	(135,574)
Proceeds from the issuance of common stock / At-the-market offering	23,610,642	—
Offering costs for the issuance of common stock / At-the-market offering	(951,580)	—
Proceeds from exercise of warrants	—	350,000
Proceeds from exercise of stock options	—	78,522
Proceeds from sale of Riot shares held by Tess Pay, Inc.	—	505,729
Proceeds form the sale of common shares sold by Tess Pay, Inc.	—	220,446
Refund of escrow dividend	—	64,380
Net cash provided by financing activities of continuing operations	24,709,062	2,779,586

Net increase (decrease) in cash and cash equivalents	14,937,391	(40,044,880)
Cash and cash equivalents at beginning of period	225,390	41,651,965
Cash and cash equivalents at end of period	$15,162,781	$1,607,085

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6,585
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Conversion of notes payable to common stock	$10,225,959	$—
Reclassification of warrant liability to equity	$5,438,660	$—
Value of shares issued for Prive asset acquisition	$—	$8,480,000
Conversion of preferred stock to common stock	$46,753	$7,190,157
Common stock issued in connection with conversion of notes payable	$255,000	$—
Deferred purchase price for BMSS	$—	$1,350,000
Digitial currencies used to purchase miners	$98,865	$—

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

Note 2. Liquidity and Financial Condition:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2019, the Company had approximate balances of cash and cash equivalents of $15.2 million, digital currencies of $3.2 million, working capital of $16.5 million, total stockholders' equity of $28.2 million and an accumulated deficit of $213.8 million. To date, the Company has, in large part, relied on equity and debt financing to fund its operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with recent and potential future acquisitions, and development of the RiotX exchange platform, as well as public company, legal and administrative related expenses being incurred. As disclosed in Note 9, during January 2019, the Company issued a series of Senior Secured Convertible Promissory Notes (the “Notes”), to investors for an aggregate principal amount of $3,358,333 and an equal value of warrants for the purchase of shares of the Company’s common stock (the “Warrants”) in exchange for a total investment of $3,000,000. During the nine months ended September 30, 2019, all of the Notes were converted into common stock and have been satisfied in full. The Company is closely monitoring its cash balances, cash needs and expense levels. The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

As disclosed in Note 10, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) dated May 24, 2019 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H.C. Wainwright, acting as the Company’s sales agent and/or principal, in an at-the-market offering (“ATM Offering”). All sales of the shares in connection with the ATM Offering have been made pursuant to an effective shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”). The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales under the Sales Agreement of approximately $22.7 million at a weighted average price of $3.10 (net of commissions) during the nine months ended September 30, 2019.

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

The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's unaudited condensed interim consolidated financial statements include estimates associated with revenue recognition, asset valuations, the useful lives and recoverability of long-lived assets, impairment analysis of intangibles, stock-based compensation, assumptions used in estimating the fair value of convertible notes and warrants, and the valuation allowance associated with the Company’s deferred tax assets.

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2018 consolidated financial statements included in its December 31, 2018 Annual Report on Form 10-K.

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

Notes Payable Fair Value Option:

As described further in Note 9 - Notes and Other Obligations, in January 2019, the Company issued Senior Secured Promissory Notes (the “Notes”) to Oasis Capital, LLC, Harbor Gates Capital, LLC and SG3 Capital, LLC (each an “Investor” and collectively, the “Investors”) in the aggregate principal amount of $3,358,333. The Company has elected the fair value option to account for these Notes due to the complexity and number of embedded features. The fair value of the Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the Company recorded these Notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the Notes were recognized in earnings as incurred and were not deferred. The change in fair value of the Notes has been presented as change in value of convertible notes payable on the unaudited condensed interim consolidated statements of operations.

As of September 30, 2019, all of the Notes were converted into 1,813,500 shares of the Company’s common stock valued at their estimated fair value at the time of conversion totaling approximately $10.2 million.

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

Since the Company has net losses attributable to Riot Blockchain, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share at September 30, 2019 and 2018 because their inclusion would be anti-dilutive are as follows:

	September
	2019	2018
Warrants to purchase common stock	3,574,257	1,671,113
Options to purchase common stock	12,000	162,000
Escrow shares	200,000	200,000
Unvested restricted stock awards	38,917	665,188
Convertible Series B preferred shares	4,199	104,496
Total	3,829,373	2,802,797

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

Note 4. Digital Currencies:

The following table presents additional information about digital currencies:

Beginning balance, January 1, 2019	$706,625
Revenue recognized from digital currencies mined	5,563,952
Mining pool operating fees	(111,278)
Purchase of miner equipment with digital currencies	(98,865)
Sale of digital currencies	(3,196,310)
Realized gain on sale of digital currencies	665,218
Impairment of digital currencies	(372,124)
Ending balance, September 30, 2019	$3,157,218

Note 5. Fair value measurements:

On January 28, 2019 the Company issued the Notes and Warrants in connection with the Notes. The Notes and Warrants were classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the consolidated statements of operations and disclosed in the unaudited condensed interim consolidated financial statements. As of June 27, 2019, in accordance with their original terms, all of the Notes were converted into a total of 1,813,500 shares of the Company’s common stock by their holders.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s Notes and Warrants at the issuance date of January 28, 2019 and during the conversion of the Notes as of June 27, 2019, are as follows:

Senior Secured Promissory Notes:

	January 28, 2019	As of June 27 2019
	(Unaudited)	(Unaudited)
Dividend yield	0%	0%
Expected price volatility	119.5%	122.2%-127.1%
Risk free interest rate	2.60%	2.07%-2.44%
Expected term	1 year	—

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Warrants:

	January 28, 2019	As of June 27, 2019
	(Unaudited)	(Unaudited)
Dividend yield	0%	0
Expected price volatility	111.6%	119.9%-120.5%
Risk free interest rate	2.58%	2.23%-2.58%
Expected term	5 years	4 years, 10 months

There were no assets or liabilities measured at fair value during the nine months ended September 30, 2018.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2019.

	Convertible Notes	Warrant Liability
Issuance of senior secured convertible notes	$6,330,726	$—
Issuance of warrants in connection with convertible notes	—	2,568,934
Balance at January 28, 2019	6,330,726	2,568,934
Change in fair value	1,644,582	2,753,228
Balance at March 31, 2019	7,975,308	5,322,162
Change in fair value	2,250,651	116,498
Conversion of convertible notes to common stock	(10,225,959)	—
Reclassification of warrant liability to equity	—	(5,438,660)
Balance at September 30, 2019	$—	$—

Note 6. Investment in Coinsquare:

In September 2017, the Company acquired a minority interest for $3.0 million in Coinsquare, which operates a digital crypto-currency exchange platform in Canada. During February 2018, the Company invested an additional $6.4 million to acquire additional common stock of Coinsquare. The investment included an additional equity investment of $2.8 million that was part of an approximate $24 million financing by Coinsquare. Additionally, warrants acquired in the original investment were exercised in exchange of a cash payment of $3.6 million. These additional investments resulted in a current ownership in Coinsquare by the Company of approximately 12% based upon Coinsquare’s issued and outstanding shares. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Coinsquare. The investment is valued at cost, less any impairment, plus or minus changes resulting from observable price changes. As of September 30, 2019 and December 31, 2018, the Company considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

Note 7. Investment in Tess:

In October 2017, the Company acquired approximately 52.01% of TessPay Inc. (formerly 1172767 B.C. Ltd) (“Tess”), which is developing blockchain solutions for telecommunications companies. During the year ended December 31, 2018, Tess issued approximately 189,000 of its common shares, reducing the investment percentage held by the Company from 52.01% to 50.2%. On April 10, 2019, Tess closed on a funding agreement under which approximately 23.8 million shares of Tess were issued for CAD $1.2 million. As a result of this funding, the Company’s ownership in Tess was reduced to approximately 9% and subsequently Tess was no longer being consolidated in the Company’s consolidated financial statements.

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

Note 8. Investment in Verady:

During November 2017, the Company made a $200,000 investment in a convertible note as part of a series of notes issued by Verady, LLC (“Verady”). The notes are unsecured, subordinated to other approved liabilities, mature December 31, 2022, bear interest at 6%, unless previously repaid or converted and contain other conditions and restrictions, all as defined under the subscription documents. The Verady convertible note was previously recorded at fair value (which approximates cost). The conversion rate of the convertible note is defined based upon the possible occurrence of certain defined events which may or may not occur. The Company has no other relationship or rights associated with Verady.  Founded in 2016, Verady is privately held and recently launched VeraNet, a decentralized network of financial reporting and accounting tools targeted to the needs of the digital currency community.

During the three months ended September 30, 2019, Verady completed a financing that under the terms of the Company’s original investment, resulted in the automatic conversion of the Company’s convertible note plus accrued interest totaling approximately $220,000, into equity of Verady. The automatic conversion resulted in a current ownership in Verady by the Company of approximately 1%. The Company has evaluated the guidance in ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Verady. The investment is valued at cost, less any impairment, plus or minus changes resulting from observable price changes. During the three months ended September 30, 2019, there were no price changes in orderly transactions for identical or similar investments in Verady.

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Note 9.  Notes and Other Obligations:

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

Due to the complexity and number of embedded features within the Notes and as permitted under applicable accounting guidance, the Company elected to account for the Notes and all the embedded features under the fair value option, which records the Notes at fair value rather than at historical cost, with changes in fair value recorded in the condensed interim consolidated statements of operations. Direct costs and fees incurred to issue the Notes were recognized in earnings as incurred and were not deferred. On the initial measurement date of January 28, 2019, the fair value of the Notes was estimated at $6,330,726. Upfront costs and fees related to items for which the fair value option was elected were approximately $358,333 and were recorded as a component of other expenses for the nine months ended September 30, 2019.

In connection with the Notes, the Company entered into registration rights agreement with the Investors. The Company filed a registration statement with the SEC covering the equity rights and any other shares issuable in connection with the Notes on March 14, 2019 and the registration statement was declared effective on April 29, 2019.

During the nine months ended September 30, 2019, holders of the Notes issued on January 28, 2019, converted 100% of the Notes into 1,813,500 shares of the Company’s common stock. The aggregate fair value of the Notes converted during the nine months ended September 30, 2019 was $10.2 million, an increase in fair value of $3.9 million, which is reflected on the interim condensed consolidated statements of operations for the nine months ended September 30, 2019, as change in fair value of convertible note (See Note 5 to the unaudited condensed interim consolidated financial statements). Accordingly, having satisfied the Notes in full, the Company’s obligations under the Notes have been cancelled.

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

The interim release consisted of CAD $1.0 million (USD $775,555) of cash released to Tess and an unsecured promissory note issued by Tess (“Tess Promissory Note”) released to the investor. The Tess Promissory Note bears interest at 5%, is unsecured and due in 2021. On August 23, 2018, the final release from escrow occurred. Tess received approximately USD $921,000, bringing the total Tess Promissory Note balance to approximately USD $1,696,000. During the nine months ended September 30, 2019, the Company’s ownership in Tess was reduced to 9% and as a result, Tess is no longer consolidated in the Company’s unaudited interim condensed consolidated financial statements (see Note 7).

BMSS and Other Liabilities Settlements

On February 21, 2018, the Company completed an asset purchase under an agreement (the "BMSS Purchase Agreement") with BMSS, to purchase the 3,000 AntMiner S9 bitcoin mining machines owned by BMSS Equipment (the "BMSS Equipment"). Pursuant to the BMSS Purchase Agreement, the Company purchased the BMSS Equipment for aggregate consideration of Eight Million Five Hundred Thousand Dollars ($8,500,000). As of June 27, 2019, in connection with the BMSS agreement, the Company owed approximately $1,340,000 of principal and interest and the Company and BMSS agreed to a one-time settlement payment totaling $950,000. The remaining $390,000 was recorded as a gain on extinguishment of notes and interest, and included in other income in the accompanying interim consolidated statement of operations for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company reached agreements with certain creditors to settle the amounts of outstanding liabilities at a discount. The computed value of the modifications as compared to the liability balances were recorded as other income from the gains on extinguishment of debt. The liabilities settled excluding BMSS, during the period totaled approximately $2,082,000 in exchange for cash payments of $1,629,000, resulting in a gain of approximately $453,000 recognized in the nine months ended September 30, 2019.

Note 10.  Stockholders’ equity:

Preferred Stock:

During the nine months ended September 30, 2019, 8,801 shares of the Company’s Series B preferred stock were converted into 8,801 shares of the Company’s common stock. During the nine months ended September 30, 2018, 1,353,505 shares of the Company’s Series B preferred stock were converted into 1,353,505 shares of the Company’s common stock.

At-the-Market Equity Offering:

The Company entered into a Sales Agreement with H.C. Wainwright dated May 24, 2019, pursuant to which the Company may, from time to time, sell up to $100 million in shares of the Company’s common stock through H. C. Wainwright, as the Company’s sales agent and/or principal, in the ATM Offering. All sales of the shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales of 7,608,785 shares of common stock under the Sales Agreement of approximately $22.7 million at a weighted average price of $3.10 (excluding commissions) during the nine months ended September 30, 2019.

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Restricted Stock:

During the nine months ended September 30, 2019, 106,251 shares of common stock were issued, related to fully vested restricted stock rights previously granted under the Company’s 2017 Equity Incentive Plan. Additionally, a total of 48,500 restricted stock rights were awarded to a consultant and advisory board members. The shares vest monthly over one to two year periods.

Note 11. Stock based compensation, options and warrants:

Stock based compensation:

The Company’s stock-based compensation expenses recognized during the nine months ended September 30, 2019 and 2018, were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed interim consolidated statements of operations.

The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2019 and 2018, granted under the Company’s 2017 equity incentive plan (the “Plan”), from the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock awards under the Plan	$81,362	$1,434,650	$372,932	$3,634,193
Stock option awards under the Plan	—	220,510	58,498	512,997
Total stock-based compensation	$81,362	$1,655,160	$431,430	$4,147,190

Restricted stock rights:

A summary of the Company’s unvested restricted stock rights activity in the nine months ended September 30, 2019 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	95,939	$12.49
Vested	(50,522)	$8.23
Granted	48,500	$3.78
Forfeited	(55,000)	$14.95
Unvested at September 30, 2019	38,917	$3.68

During the nine months ended September 30, 2019, the Company granted 48,500 shares of restricted stock rights to consultants. The total fair value of restricted stock rights granted during the nine months ended September 30, 2019 was approximately $0.2 million. The fair value of each restricted stock right was based upon the closing stock price on the grant date.

During the nine months ended September 30, 2019, forfeitures of restricted common stock rights totaled 55,000, which consisted of rights forfeited due to the termination of three of the Company’s officers.

The fair value of restricted stock rights is measured based on their fair value on the date of grant and amortized over the vesting period of twelve to twenty-four months. As of September 30, 2019, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 10 months.

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Stock incentive plan options:

A summary of activity under the Plan for the nine months ended September 30, 2019 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	62,000	$15.71	8.2	$—
Forfeited	(50,000)	$18.50	—	—
Outstanding at September 30, 2019	12,000	$4.09	4.0	$—

Exercisable at September 30, 2019	12,000	$4.09	4.0	$—

Aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2019.

Other common stock purchase warrants:

Following is a summary of outstanding warrants that were issued outside of the Plan for the nine months ended September 30, 2019:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,671,113	$39.47	2.0	$—
Granted	1,908,144	$1.94	5.2	$—
Forfeited	(5,000)	$7.90	—	$—
Outstanding at September 30, 2019	3,574,257	$19.48	3.1	$—

Exercisable at September 30, 2019	3,574,257	$19.48	3.1	$—

The Company granted Warrants to purchase 1,908,144 shares of its common stock with an exercise price of $1.94, in connection with the Notes issued on January 28, 2019. (See Note 9).

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2019 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders exercised their warrants on September 30, 2019.

Note 12. Discontinued Operations:

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

The Company's historical financial statements have been revised to present the operating results of the BDI business as a discontinued operation. Liabilities related to the discontinued operations of BDI totaled approximately $16,000 in accounts payable as of September 30, 2019 and December 31, 2018, respectively.

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

There were no results of discontinued operations for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018. Summarized results of the discontinued operation are as follows for the nine months ended September 30, 2018:

Revenue	$137,000
Cost of revenue	41,000
Gross margin	96,000
Operating expenses	—
Operating income	96,000
Income from discontinued operations, net of tax	$96,000

Note 13. Leases:

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

 On August 15, 2019, the Company renewed the Lease for the second renewal term of three months, extending the lease through February 15, 2020.

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

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Operating Leases

At September 30, 2019, the Company had operating lease liabilities of approximately $0.9 million and right of use assets of approximately $0.9 million, which are included in the condensed interim consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

Lease cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$592,593	$1,793,778
Variable lease cost	711,113	2,348,448
Operating lease expense	1,303,706	4,142,226
Short-term lease rent expense	4,620	13,860
Total rent expense	$1,308,326	$4,156,086

Other information
Operating cash flows from operating leases	$584,395	$1,792,625
Right of use assets exchanged for new operating lease liabilities	$558,314	$2,664,126
Weighted-average remaining lease term – operating leases	0.6 years	0.6 years
Weighted-average discount rate – operating leases	10.00%	10.00%

Maturities of the Company’s operating lease liabilities, are as follows (unaudited):

For the three months ended December 31, 2019	$584,395
For the year ended December 31, 2020	343,731
For the year ended December 31, 2021	35,040
Total	$963,166
Less present value discount	(24,618)
Operating lease liabilities	$938,548

Rent expense, recorded on a straight-line basis, was approximately $1.3 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively; and was approximately $4.2 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 14.  Commitments and contingencies:

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

Lead Plaintiff filed a consolidated complaint on January 15, 2019.  Defendants filed motions to dismiss on March 18, 2019. In lieu of opposing defendants’ motions to dismiss, Lead Plaintiff filed another amended complaint on May 9, 2019. Defendants filed multiple motions to dismiss the amended complaint starting on September 3, 2019. Briefing on the motions to dismiss is expected to be completed on November 18, 2019. Subject to the outcome of the pending motions, defendants intend to continue to vigorously contest Lead Plaintiff’s allegations. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until January 9, 2020 in lieu of staying the action.  Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

Note 15.  Tess Related Party Transactions:

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

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

The following table provides the total amount of transactions that have been entered into with Tess related parties and outstanding balances with Tess related parties as of and for the periods identified:

	Period Ended
Services to Tess provided by (1):	September 30, 2019	September 30, 2018
Powercases Inc.	$231,328	$379,385
JLM Strategic Marketing	$—	$267,304
1038088 Ontario Limited	$45,062	$110,123

Payable to:	September 30, 2019	December 31, 2018
Powercases Inc.	$—	$37,250
JLM Strategic Marketing	$—	$9,483
1038088 Ontario Limited	$—	$52,053

(1)	- 2019 amounts provided by related parties are up to the date of de-consolidation.

During the period ended June 30, 2019 (up to the point of de-consolidation) and six months ended June 30, 2018, included in Tess's recorded services from related parties was approximately $260,000 and $180,000, respectively for Tess's key management personnel salaries.

Note 16.  Subsequent Events:

Financing

Subsequent to September 30, 2019, in connection with the Company’s Sales Agreement with H.C. Wainwright, the Company received gross proceeds of approximately $859,000 from the sale of 494,820 shares of common stock.

Common Stock

Subsequent to September 30, 2019, 30,000 shares of restricted common stock related to fully vested shares of restricted stock were issued under the Company’s 2017 Equity Incentive Plan.

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

Management’s plans and basis of presentation:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2019, the Company had approximate balances of cash and cash equivalents of $15.2 million, working capital of $16.5 million, total stockholders' equity of $28.2 million and an accumulated deficit of $213.8 million. To date, the Company has in large part relied on debt and equity financing to fund its operations.

During the nine months ended September 30, 2019, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) dated May 24, 2019, pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H. C. Wainwright, acting as the Company’s sales agent and/or principal, in an at-the-market offering (“ATM Offering”). All sales of the shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC (File No. 333-226111). The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales under the Sales Agreement of approximately $22.7 million at a weighted average price of $3.10 (before offering expenses) during the nine months ended September 30, 2019.

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

Results of Operations

Comparative Results for the Three Months Ended September 30, 2019 and 2018

Revenue for the three months ended September 30, 2019 and 2018 consisted of cryptocurrency mining revenue of $1,715,000, and $2,343,000, respectively, and other revenue consisting of license payments of $24,000 in each period. Mining production for the three months ended September 30, 2019, was 157.24 bitcoin, 0.04 bitcoin cash and 400.17 litecoin, as compared to 319.26 bitcoin, 45.30 bitcoin cash and 1,182.17 litecoin, mined during the three months ended September 30, 2018.

Cost of revenue for the three months ended September 30, 2019 and 2018 of $1,476,000 and $2,032,000, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. During November 2018 the lease for our Oklahoma City, Oklahoma mining facility was amended whereby monthly base rent was reduced and monthly electricity usage was charged at actual usage.

Selling, general and administrative expenses in the three months ended September 30, 2019 totaled $1,762,000, which is approximately $4,208,000, or a 70.5% decrease, as compared to $5,970,000 in the 2018 period. Stock-based compensation decreased by approximately $1,754,000 for the three months ended September 30, 2019, as compared to the 2018 period. Consulting fees decreased approximately $1,000,000 for services related to our miners. Public company expenses increased to $403,000 for the three months ended September 30, 2019, compared to $222,000 in comparable expenses for the 2018 period primarily related to consulting fees for improvements to the Company’s internal control procedures. Legal fees decreased approximately $1,336,000 due to legal matters associated primarily with the fees for the class action and derivative suits and special SEC related matters being higher in the 2018 period.

Depreciation and amortization expenses during the three months ended September 30, 2019 totaled $23,000, which is a decrease of approximately $635,000, as compared with $658,000 during the three months ended September 30, 2018. The decrease is primarily due to, lower depreciation expenses recognized for our cryptocurrency machines, which is a result of $29,238,000 impairment charges recorded during the year ended December 31, 2018.

Impairment charges for digital currencies totaled $372,000 and $164,000 for the three months ended September 30, 2019 and 2018, respectively.

Interest expense for the three months ended September 30, 2019 and 2018 was $2,000 and $22,000, respectively.

Other income was $35,000 for the three months ended September 30, 2019, which was due to a gain on forgiveness of accounts payable. There was no other income recognized for the three months ended September 30, 2018.

For the three months ended September 30, 2019 and 2018, we recorded investment income of approximately $6,000 and $1,000, respectively.

Other expenses for the three months ended September 30, 2019 and 2018 was approximately $2,000 in each period, respectively.

Comparative Results for the Nine Months Ended September 30, 2019 and 2018

Revenue for the nine months ended September 30, 2019 and 2018, consisted of cryptocurrency mining revenue of $5,564,000, and $6,087,000, respectively, and other revenue consisting of license payments of $73,000 in each period. Mining production for the nine months ended September 30, 2019, was 802.95 bitcoin, 500.11 bitcoin cash and 2,692.68 litecoin, as compared to 710.34 bitcoin, 1,496.21 bitcoin cash and 471.53 litecoin, mined during the nine months ended September 30, 2018.

Cost of revenue for the nine months ended September 30, 2019 and 2018 of $4,535,000 and $3,933,000, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. The approximate $602,000 increase related primarily to the Oklahoma City mining facility not commencing operations until February 2018, net of base rent reductions and monthly electricity usage being charged at actual usage following the November 2018 Lease amendment.

Selling, general and administrative expenses in the nine months ended September 30, 2019 totaled $7,140,000, which is approximately $9,174,000, or a 56.2% decrease, as compared to $16,314,000 in the 2018 period. Stock-based compensation decreased by approximately $4,141,000 for the nine months ended September 30, 2019, as compared to the 2018 period. Consulting fees decreased approximately $2,343,000 for services related to our miners. Investor, public relations and public company expenses reduced to $699,000 for the nine months ended September 30, 2019 compared to $1,272,000 in comparable expenses for the 2018 period. Legal fees decreased by approximately $1,289,000 due to legal matters associated primarily with the fees for the class action and derivative suits and special SEC related matters being higher in the 2018 period. Audit fees increased approximately $155,000 due to the increased level of financial activities and the audit of internal controls over financial reporting for the year ended December 31, 2018, which were primarily incurred in the 2019 period. Compensation related expense decreased by approximately $463,000 due primarily to staff reductions in early 2019, net of severance costs in the period ended September 30, 2019.

Depreciation and amortization expenses during the nine months ended September 30, 2019 totaled $70,000, which is a decrease of approximately $5,615,000, as compared with $5,685,000 during the nine months ended September 30, 2018. The decrease is primarily due to, lower depreciation expenses recognized for our cryptocurrency machines, which is a result of $29,238,000 impairment charges recorded during the year ended December 31, 2018.

There were no asset impairment charges recorded during the nine months ended September 30, 2019. Asset impairment charges of $26,858,000 were recognized for the nine months ended September 30, 2018 to record our miners at their fair value.

There were $372,000 of impairment charges for digital currencies for the nine months ended September 30, 2019, compared to $3,375,000 for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, we recognized losses related to the issuance of our Senior Secured Convertible Notes (the “Notes”) of $6,155,000. We also recognized expenses totaling $6,765,000 to revalue the Notes and the related warrant liability to fair value at September 30, 2019.

During the nine months ended September 30, 2019, we recorded a gain of $1,139,000 on the deconsolidation of Tess, due to our reduced ownership interest from 50.2% to 9%.

Interest expense for the nine months ended September 30, 2019 and 2018 was $119,000 and $38,000, respectively.

Other income was $843,000 for the nine months ended September 30, 2019, due to a $390,000 gain on forgiveness of our payable and interest in connection with our agreement with BMSS, and a $453,000 gain on forgiveness of various accounts payable balances. There was no other income recognized for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018, we recorded investment income of approximately $26,000 and $70,000, respectively.

During the nine months ended September 30, 2018 we recorded $1,358,000 for the penalty accrual related to our registration rights agreement associated with our December 19, 2017 private placement. The agreement provided that the Company register our securities by the effectiveness date of March 5, 2018. The registration rights were not registered by the effectiveness date and the Company recognized a contingency.

Liquidity and Capital Resources

At September 30, 2019, we had working capital of approximately $16,520,000, which included cash and cash equivalents of $15,163,000.  We reported a net loss of $16,863,000, during the nine months ended September 30, 2019.  The net loss included $12,781,000 in non-cash items consisting of, a loss on the issuance of our convertible notes of $6,155,000, the change in fair value of our convertible notes and the related warrant liability of $6,765,000, amortization of our right of use assets of $1,727,000, stock-based compensation totaling $431,000, impairment to our digital currencies of $372,000, and depreciation and amortization totaling $71,000, offset by a $1,139,000 gain recognized on the deconsolidation of Tess, a $843,000 gain on the extinguishment of notes, interest and accounts payable, other income of approximately $73,000, primarily related to the amortization of our deferred revenue related to our legacy animal health business, $665,000 related to the gain from the sale of digital currencies and $20,000 of accrued interest related to our investment in Verady.

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

Operating Activities

Net cash used in operating activities was $12,933,000 during the nine months ended September 30, 2019. Cash was consumed from continuing operations by the loss of $16,863,000, less non-cash items of $12,781,000, consisting of a loss on the issuance of our convertible notes of $6,155,000, the change in fair value of our convertible notes and the related warrant liability of $6,765,000, amortization of our right of use assets of $1,727,000, stock-based compensation totaling $431,000, impairment to our digital currencies of $372,000, and depreciation and amortization totaling $71,000, offset by a $1,139,000 gain recognized on the deconsolidation of Tess, a gain on extinguishment of notes, interest and accounts payable totaling $843,000, the amortization of license fee revenue totaling $73,000, a gain from the sale of our digital currencies of $665,000 and accrued interest related to our investment in Verady of $20,000.  Digital currencies increased by $5,453,000 and prepaid expenses and other current assets increased $756,000, offset by, a decrease in the lease liability of $1,726,000 and a decrease in accounts payable and accrued expenses of $916,000.

Net cash used in operating activities was $15,965,000, consisting of $15,896,000 from continuing operations and $69,000 from discontinued operations during the nine months ended September 30, 2018. Cash was consumed from continuing operations by the loss of $47,526,000, less non-cash items of $36,560,000 consisting of an asset impairment for the Company’s miners of $26,858,000, impairment of our digital currencies of $3,375,000, depreciation and amortization totaling $5,686,000, stock-based compensation totaling $4,147,000, net of deferred income tax benefit of $3,525,000, realized gain on sale of digital currencies of $451,000 and amortization of license fee revenue totaling $73,000, stock issued for the extinguishment of the BMSS payable of $266,000 and common stock issued for services totaling $278,000. Prepaid contracts increased $1,585,000 due to the advance consulting payment made to Ingenium, for future services associated with the set-up of the new mining facility and its operations and other services, digital currencies increased $6,087,000, accounts payable and accrued expenses increased $4,255,000 related to the significant expansion of the Company’s operating activities in 2018, offset by a slight decrease in prepaid and other current assets.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2019 was $3,161,000, consisting of proceeds from the sale of digital currencies of $3,196,000, offset by $27,000 for the amortization of patent costs, and $8,000 for the purchase of equipment.

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

Financing Activities

Net cash provided by financing activities was $24,709,000 during the nine months ended September 30, 2019, which consisted of net proceeds from the issuance of our common stock in connection with our ATM Offering of $22,659,000, the proceeds received from the issuance of our Notes and Warrants of $3,000,000, offset by the repayment of the principal balance related to our agreement with BMSS of $950,000, net of the $390,000 gain recorded on extinguishment of the BMSS balance.

Net cash provided by financing activities was $2,780,000 during the nine months ended September 30, 2018, primarily consisting of $1,696,000 of proceeds from a convertible demand note issued by Tess, $350,000 from the exercise of warrants, $506,000 from the sale of the Company’s shares of common stock held by Tess, $220,000 from the sale of common shares by Tess, $79,000 from the exercise of stock options and $64,000 from a refund of previously escrowed dividend, offset by $136,000 used in scheduled payments under debt agreements.

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

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the condensed interim consolidated financial statements at September 30, 2019.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of September 30, 2019, we concluded that our internal control over financial reporting are not effective due to the following material weaknesses identified:

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

We believe that these actions will remediate the material weaknesses. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this report under Part I, Item 1., Financial Statements in Note 14, commitments and contingencies.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as amended by Amendment No. 1 on Form 10-K/A filed on April 23, 2019 (the “2018 Annual Report”) and our Registration Statement on Form S-3, as amended, filed on May 2, 2019 (File No. 333-226111) (the “Registration Statement”).  For the period ended September 30, 2019, there have been no material changes to those risk factors disclosed in our 2018 Annual Report and Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Quarterly Report.

Item 3.  Defaults Upon Senior Securities

N/A – none.

Item 4.  Mine Safety Disclosures

N/A – none.

Item 5.  Other Information

N/A – none.

Item 6.  Exhibits

EXHIBIT	DESCRIPTION
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	Form of Senior Secured Promissory Note dated January 28, 2019. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed February 1, 2019)
4.2	Form of Warrant Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed February 1, 2019)
10.	Material Contracts.
10.01	Form of Securities Purchase Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K, filed February 1, 2019)
10.02	Form of Security Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.02 of the Current Report on Form 8-K, filed February 1, 2019)
10.03	Form of Registration Rights Agreement dated January 28, 2019. (Incorporated by reference to Exhibit 10.03 of the Current Report on Form 8-K, filed February 1, 2019)
10.04	Jeffrey G. McGonegal Executive Employment Agreement dated as of February 6, 2019. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 11, 2019)
31.	Certifications.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer and Chief Financial Officer.*
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Condensed Interim Consolidated Financial Statements. *

  * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Castle Rock, Colorado on November 12, 2019.

Riot Blockchain, Inc. (Registrant)

Dated: November 12, 2019	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

