Form 10-Q
period 2020-03-31
Riot Blockchain, Inc.
filed 2020-05-08
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of no par value common stock outstanding as of May 7, 2020 was 34,541,380.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, no par value	RIOT	Nasdaq Capital Market

RIOT BLOCKCHAIN, INC.

RIOT BLOCKCHAIN, INC.

As used in this in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Blockchain, Inc.,” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements relate to future events or the Company's future performance and include statements regarding expectations, beliefs, plans, intentions and strategies of the Company. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Company as of the date of the filing of this Quarterly Report and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. Accordingly, you should not place undue reliance on these forward-looking statements, as actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

•	our history of operating losses and our ability to achieve or sustain profitability;

•	our recent shift to an entirely new business and our ability to succeed in this new business;

•	intense competition;

•	our ability to raise additional capital needed to finance our business;

•	general economic conditions in the U.S. and globally;

•	our ability to maintain the value and reputation of our brand;

•	our ability to attract and retain senior management and other qualified personnel;

•	cryptocurrency-related risks, including regulatory changes or actions and uncertainty regarding acceptance and/or widespread use of virtual currency;
•	risks relating to our virtual currency mining operations, including among others, risks associated with the need for significant electrical power, cybersecurity risks and risk of increased world-wide competition for a fixed number of bitcoin reward levels;

•	our dependence in large part upon the value of virtual currencies, especially bitcoin, which have historically been subject to significant volatility in their market prices;

•	our ability to protect our intellectual property rights;

•	volatility in the trading price of our common stock;

•	our ability to maintain the Nasdaq listing of our common stock;

•	our investments in other virtual currency and blockchain focused companies may not be realizable;

•	our expectation regarding the impact of a novel strain of coronavirus (“COVID-19”);

•	our strategic decision to concentrate and make capital investments in cryptocurrency mining; and

•	legal proceedings to which we are subject, or associated with, including actions by private plaintiffs and the U.S. Securities and Exchange Commission (the”SEC”), for which we may face significant potential liability that may not be adequately covered by insurance or indemnity.

For a further list and description of the various risks, factors and uncertainties that could cause future results to differ materially from those express or implied in our forward-looking statements, see Part II, Item 1A. “Risk Factors” included in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended (the “2019 Annual Report”), and any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Interim Consolidated Financial Statements (Unaudited)

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$13,956	$7,440
Prepaid expenses and other current assets	806	1,349
Cryptocurrencies	5,282	3,839
Total current assets	20,044	12,628
Property and equipment, net	5,866	5,051
Right of use assets	282	367
Deposits on equipment	—	1,449
Long-term investments	9,723	9,723
Security deposits	703	703
Patents, net	456	459
Total assets	$37,074	$30,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$582	$717
Accrued expenses	2,056	2,187
Operating lease liability, current portion	336	368
Deferred revenue, current portion	97	97
Total current liabilities	3,071	3,369

Operating lease liability	20	—
Deferred revenue, less current portion	752	776
Total liabilities	3,843	4,145

Commitments and contingencies - Note 10

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
0% Series B Convertible stock, 1,750,001 shares authorized; 4,199 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively, liquidation preference over common stock, equal to carrying value	22	22
Common stock, no par value; 170,000,000 shares authorized; 31,034,308 and 25,082,872 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	254,731	243,458
Accumulated deficit	(221,515)	(217,238)
Total Riot Blockchain stockholders' equity	33,238	26,242
Non-controlling interest	(7)	(7)
Total stockholders' equity	33,231	26,235
Total liabilities and stockholders' equity	$37,074	$30,380

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

 (in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Revenue - cryptocurrency mining	$2,362	$1,406
License fees	24	24
Total Revenue	2,386	1,430

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	1,407	1,471
Selling, general and administrative	3,735	3,152
Depreciation and amortization	663	24
Impairment of cryptocurrencies	989	—
Total costs and expenses	6,794	4,647
Operating loss	(4,408)	(3,217)

Other income (expense):
Loss on issuance of convertible notes, common stock and warrants	—	(6,155)
Change in fair value of warrant liability	—	(2,753)
Change in fair value of convertible notes	—	(1,645)
Gain on sale of equipment	17	—
Interest expense	(2)	(68)
Other income	—	79
Investment income	9	17
Realized gain on exchange of cryptocurrencies	106	5
Other expense	1	(13)
Total other income (expense)	131	(10,533)

Net loss	(4,277)	(13,750)

Net loss attributable to non-controlling interest	—	221

Net loss attributable to Riot Blockchain	$(4,277)	$(13,529)

Basic and diluted net loss per share:	$(0.15)	$(0.94)

Basic and diluted weighted average number of shares outstanding	28,585,915	14,449,628

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2020 and 2019

(in thousands, except for share and per share amounts)

(Unaudited)

						Total Riot Blockchain		Total
	Preferred Stock		Common Stock		Accumulated	stockholders'	Non-controlling	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2020	4,199	$22	25,082,872	$243,458	$(217,238)	$26,242	$(7)	$26,235
Issuance of common stock to settle executive compensation	—	—	122,377	175	—	175	—	175
Delivery of common stock underlying restricted stock units	—	—	5,000	—	—	—	—	—
Issuance of common stock, net of offering costs/At-the-market offering	—	—	6,024,059	9,184	—	9,184	—	9,184
Cancellation of Prive Escrow shares	—	—	(200,000)	—	—	—	—	—
Stock-based compensation	—	—	—	1,914	—	1,914	—	1,914
Net loss	—	—	—	—	(4,277)	(4,277)	—	(4,277)
Balance as of March 31, 2020	4,199	$22	31,034,308	$254,731	$(221,515)	$33,238	$(7)	$33,231

						Total
						Riot Blockchain		Total
	Preferred Stock		Common Stock		Accumulated	stockholders' equity	Non-controlling	stockholders' equity
	Shares	Amount	Shares	Amount	deficit	(deficit)	interest	(deficit)
Balance as of January 1, 2019	13,000	$69	14,519,058	$202,917	$(197,199)	$5,787	$(1,296)	$4,491
Delivery of common stock underlying restricted stock units	—	—	93,751	—	—	—	—	—
Commons stock issued with convertible notes	—	—	150,000	255	—	255	—	255
Stock-based compensation	—	—	—	235	—	235	—	235
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(221)	(221)
Net loss	—	—	—	—	(13,529)	(13,529)	—	(13,529)
Balance as of March 31, 2019	13,000	$69	14,762,809	$203,407	$(210,728)	$(7,252)	$(1,517)	$(8,769)

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

 (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(4,277)	$(13,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,914	235
Depreciation and amortization	663	24
Amortization of license fee revenue	(24)	(24)
Amortization of right of use assets	643	567
Impairment of cryptocurrencies	989	—
Loss on issuance of convertible notes, common stock and warrants	—	6,155
Change in fair value of convertible notes	—	1,645
Change in fair value of warrant liability	—	2,753
Realized gain on exchange of cryptocurrencies	(106)	(5)
Gain on sale of equipment	(17)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	543	585
Cryptocurrencies - mining, net of mining pool operating fees	(2,326)	(1,378)
Accrued interest	—	(17)
Accounts payable	(135)	(374)
Accrued expenses	45	991
Lease liability	(571)	(591)
Net cash used in operating activities	(2,659)	(3,184)

Cash flows from investing activities
Proceeds from sale of cryptocurrencies	—	1,004
Proceeds from sale of equipment	18	—
Purchases of property and equipment	—	(3)
Patent costs incurred	(27)	(26)
Net cash (used in) provided by investing activities	(9)	975

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	3,000
Proceeds from the issuance of common stock / At-the-market offering	9,495	—
Offering costs for the issuance of common stock / At-the-market offering	(311)	—
Net cash provided by financing activities	9,184	3,000

Net increase in cash and cash equivalents	6,516	791
Cash and cash equivalents at beginning of period	7,440	225
Cash and cash equivalents at end of period	$13,956	$1,016

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deposits on equipment to property and equipment	$1,449	$—
Issuance of common stock to settle previously accrued executive compensation	$175	$—

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 1.  Organization

Nature of operations:

Riot Blockchain, Inc. was originally organized on July 24, 2000, as a Colorado corporation.  Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc., and, effective October 19, 2017, the Company changed its state of incorporation to Nevada from Colorado.

The Company operates a cryptocurrency mining operation, which utilizes specialized computers (also known as “miners”) that generate cryptocurrency (primarily bitcoin) from the Blockchain. The Company acquired approximately 8,000 miners through its acquisition of Kairos Global Technology, Inc., (“Kairos”) in November 2017, and from Prive Technologies, Inc. (“Prive”) Blockchain Mining Supply & Services Ltd. (“BMSS”) in February 2018. In December 2019, the Company purchased 4,000 next generation Bitmain Antminer S17 Pro for approximately $6.3 million from BitmainTech PTE. LTD. (“Bitmain”). In December 2019, 3,000 miners were received at the Company’s Oklahoma City facility, and the remaining 1,000 miners were received in early 2020. In February 2020, all of the 4,000 model S17 miners we purchased from Bitmain were installed and operational. As part of this upgrade, due to power and infrastructure considerations, virtually all of the previously acquired miners were taken offline and their future use is being evaluated.

Note 2. Liquidity and Financial Condition

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2020, the Company had approximate balances of cash and cash equivalents of $14.0 million, cryptocurrencies of $5.3 million, working capital of $17.0 million, total stockholders' equity of $33.2 million and an accumulated deficit of $221.5 million. To date, the Company has, in large part, relied on equity and debt financing to fund its operations.

The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with recent and potential future acquisitions, as well as public company, legal and administrative related expenses being incurred. The Company is closely monitoring its cash balances, cash needs and expense levels.

As disclosed in Note 8, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) dated May 24, 2019 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H.C. Wainwright, acting as the Company’s sales agent and/or principal, in an at-the-market offering (“ATM Offering”). All sales of the shares in connection with the ATM Offering have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received proceeds on sales of 6,024,059 shares of common stock under the Sales Agreement of approximately $9.5 million (excluding commissions of $0.3 million) at a weighted average price of $1.58 during the three months ended March 31, 2020. Subsequent to March 31, 2020, in connection with the Sales Agreement, the Company received gross proceeds of approximately $4.3 million from the sale of 3,507,072 shares of common stock.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

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

The results for the unaudited condensed interim consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020.

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

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2019 consolidated financial statements included in its December 31, 2019 Annual Report on Form 10-K.

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

Since the Company has net losses attributable to Riot Blockchain, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share at March 31, 2020 and 2019 because their inclusion would be anti-dilutive are as follows:

	March 31,
	2020	2019
Warrants to purchase common stock	3,554,257	3,579,257
Options to purchase common stock	12,000	62,000
Escrow shares	—	200,000
Unvested restricted stock awards	1,445,024	33,542
Convertible Series B preferred shares	4,199	13,000
Convertible notes	—	1,813,500
Total	5,015,480	5,701,299

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Recently issued and adopted accounting pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's condensed consolidated financial statements properly reflect the change.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 4. Acquisitions - Prive share escrow status

In February 2020, the conditions were not achieved by the date specified to provide for the release of 200,000 shares of the Company’s common stock, which shares were being held in escrow in connection with the Prive acquisition pursuant to the Escrow Deposit Agreement. After receiving notification on March 4, 2020 that the conditions set forth in the Escrow Deposit Agreement were not timely met, the Escrow Agent returned and canceled the 200,000 shares.

Note 5. Cryptocurrencies

The following table presents additional information about cryptocurrencies (in thousands):

Beginning balance, January 1, 2020	$3,839
Revenue recognized from cryptocurrencies mined	2,362
Mining pool operating fees	(36)
Realized gain on exchange of cryptocurrencies	106
Impairment of cryptocurrencies	(989)
Ending balance, March 31, 2020	$5,282

Note 6.  Property and Equipment

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
	(Unaudited)
Miners	$6,458	$5,010
Leasehold improvements	38	38
Office and computer equipment	103	103
Total cost of property and equipment	6,599	5,151
Less accumulated depreciation	(733)	(100)
Property and equipment, net	$5,866	$5,051

During the three months ended March 31, 2020, the Company received 1,000 miners at its Oklahoma City facility, and the related $1.4 million prepayment recorded as a deposit as of December 31, 2019, was reclassified to property and equipment as of March 31, 2020. As of December 31, 2019, approximately $4.9 million of miners had been received but not yet placed in service until January 2020.

Depreciation and amortization expense totaled approximately $0.7 million (including $0.03 million of patent amortization) for the three months ended March 31, 2020. Depreciation and amortization expense was nominal for the three months ended March 31, 2019. Depreciation is computed on the straight-line basis for the periods the assets are in service.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 7. Investments

Coinsquare

As of March 31, 2020 and December 31, 2019 the investment in Coinsquare Ltd. (“Coinsquare”) totaled approximately $9.4 million. The Company determined there were no indicators that would cause an impairment of the Coinsquare investment, and therefore, considered the cost of the investment to not exceed the fair value of the investment and did not observe price changes.

Verady

The investment in Verady, Inc. (“Verady”) is valued at cost, less any impairment, plus or minus changes resulting from observable price changes. During the three months ended March 31, 2020 the investment in Verady totaled approximately $0.2 million, and the Company determined there were no indicators that would cause an impairment. There were no price changes in orderly transactions for identical or similar investments in Verady.

Tess

As of March 31, 2020 and December 31, 2019, the fair value of the TessPay Inc. shares owned by the Company is approximately $0.1 million, calculated based upon the April 10, 2019 funding price.

Note 8.  Stockholders’ Equity

At-the-Market Equity Offering:

The Company entered into a Sales Agreement with H.C. Wainwright dated May 24, 2019, pursuant to which the Company may, from time to time, sell up to $100 million in shares of the Company’s common stock through H. C. Wainwright, as the Company’s sales agent and/or principal, in the ATM Offering. All sales of the shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received proceeds on sales of 6,024,059 shares of common stock under the Sales Agreement of approximately $9.5 million at a weighted average price of $1.58 (excluding commissions of $0.3 million) during the three months ended March 31, 2020. After filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s public float was less than $75 million, which caused the amount that can be sold pursuant to the ATM Offering to be subject to the provisions of General Instruction I.B.6 until its public float is at least $75 million.

Common Stock:

During the three months ended March 31, 2020, the 200,000 shares of common stock held in escrow under the Escrow Deposit Agreement were voided and cancelled. See Note 4.

During the three months ended March 31, 2020, 122,377 shares of common stock were issued to a Company executive under an employment agreement in settlement of $175,000 of previously accrued compensation under the Company’s 2019 Riot Blockchain, Inc. Equity Incentive Plan (the “Equity Plan”), and 5,000 shares of common stock were issued in settlement of fully vested restricted stock rights previously granted and expensed under the Company’s 2017 Equity Incentive Plan.

Note 9. Stock Options, Warrants and Restricted Common Stock

Stock based compensation:

The Company’s stock-based compensation expenses recognized during the three months ended March 31, 2020 and 2019, were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed interim consolidated statements of operations.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

The Company recognized total stock-based compensation expense during the three months ended March 31, 2020 and 2019, granted under the Equity Plan, from the following categories (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock awards under the Plan	$1,914	$177
Stock option awards under the Plan	—	58
Total stock-based compensation	$1,914	$235

Restricted common stock awards:

A summary of the Company’s unvested restricted common stock awards activity in the three months ended March 31, 2020 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	1,524,499	$1.37
Vested	(1,623,834)	$1.35
Granted	1,544,359	$1.27
Unvested at March 31, 2020	1,445,024	$1.29

On February 7, 2020, the Company issued 122,377 shares of common stock as disclosed above, and 5,000 vested restricted stock units to an officer of the Company pursuant to the Equity Plan.

On February 7, 2020, in relation to its amended and restated employment agreement with its Chief Executive Officer and Chief Financial Officer, the Company awarded 209,790 restricted common stock units, which vest in four equal quarterly installments, with each quarterly installment vesting as of the end of each quarter pursuant to the Equity Plan.

On February 27, 2020, for 2020 services the Company awarded 1,212,192 restricted common stock units vesting over a one-year period to directors and certain employees of the Company issued pursuant to the Equity Plan.

The total fair value of restricted stock rights granted during the three months ended March 31, 2020 was approximately $2.0 million. The fair value of each restricted stock right was based upon the closing stock price on the grant date.

The fair value of restricted stock rights is measured based on their fair value on the date of grant and amortized over the vesting period of twelve to twenty-four months. As of March 31, 2020, there was approximately $1.7 million of unrecognized compensation cost related to unvested restricted common stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 10 months.

Stock incentive plan options:

As of March 31, 2020, 12,000 stock options were outstanding under the Equity Plan, with a weighted average exercise price of $4.09, and a weighted average remaining contractual term of approximately 3.5 years.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Other common stock purchase warrants:

Following is a summary of outstanding warrants that were issued outside of the Equity Plan for the three months ended March 31, 2020:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,574,257	$19.48	2.9	$—
Forfeited	(20,000)	$3.50	—
Outstanding at March 31, 2020	3,554,257	$19.57	2.7	$—

Exercisable at March 31, 2020	3,554,257	$19.57	2.7	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2020 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders exercised their warrants on March 31, 2020.

Note 10. Commitments and Contingencies

Commitments:

Oklahoma Lease Agreement.

On January 8, 2020, Kairos entered into a third amendment to the OKC Lease to extend the lease term through May 15, 2020, with all other terms remaining substantially the same as the second amendment to the OKC Lease.

On April 10, 2020, Kairos entered into a fourth amendment to the OKC Lease to extend the lease term through June 30, 2020, with all other terms remaining substantially the same as the second amendment to the OKC Lease.

Corporate Lease Agreement

On April 9, 2018, the Company entered into a commercial lease agreement (the “Florida Lease”) with W-Crocker Fin Place Owner VII, LLC, a Delaware limited liability company, pursuant to which the Company leases approximately 1,700 rentable square feet of office and common area space in Fort Lauderdale, Florida. Pursuant to the terms of the Florida Lease, the initial term is for thirty-nine (39) months expiring on August 9, 2021, with one, five-year option to renew. The initial base rent is $4,658.50 per month (or $2.75 per sq. ft.) for the first year and escalates at the rate of 3.0% per annum thereafter. Additionally, common operating expenses are prorated and charged monthly as additional rent.

As of March 31, 2020, the Company vacated the office space related to its Florida lease, and fully expensed the estimated termination expenses of the lease obligation.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Operating Leases

At March 31, 2020, the Company had operating lease liabilities of approximately $0.3 million and right of use assets of approximately $0.4 million, which are included in the condensed interim consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

Lease cost	Three Months Ended March 31, 2020
Operating lease cost	$657
Variable lease cost	653
Operating lease expense	1,310
Short-term lease rent expense	5
Total rent expense	$1,315

Other information
Operating cash flows from operating leases	$584
Right of use assets exchanged for new operating lease liabilities	$558
Weighted-average remaining lease term – operating leases	0.4 years
Weighted-average discount rate – operating leases	10.00%

Maturities of the Company’s operating lease liabilities, are as follows (unaudited) (in thousands):

For the nine months ended December 31, 2020	$329
For the year ended December 31, 2021	35
Total	$364
Less present value discount	(9)
Operating lease liabilities	$356

Rent expense including electric power costs, recorded on a straight-line basis, was approximately $1.3 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

Contingencies:

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that, other than with regard to the Class Action described below, any material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Shareholder Class Action Suit

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

On April 30, 2020, the court granted the motions to dismiss, which resulted in the dismissal of all claims without prejudice.  If Lead Plaintiff seeks to file another amended complaint, defendants intend to continue to vigorously contest Lead Plaintiff’s amended allegations. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until June 23, 2020 in lieu of staying the action.  Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Indemnification Demands

On April 3, 2020, a complaint was filed against Riot Blockchain, Inc. (“Riot”) by Barry C. Honig and GRQ Consultants, Inc. (“GRQ”) in the United States District Court for the Southern District of New York, Honig v. Riot Blockchain, Inc., Case No. 20-cv-02808-NRB.  Mr. Honig and GRQ allege that Riot has failed to indemnify them pursuant to terms of the Securities Purchase Agreement (“SPA”) and Registration Rights Agreement (“RRA”), both dated March 16, 2017.  Mr. Honig and GRQ allege declaratory judgment and breach of contract claims, seeking fees and expenses they incurred in connection with litigation and a SEC investigation involving Riot.

In addition to the suit filed by Mr. Honig and GRQ, other purported parties and beneficiaries of the SPA and RRA have also recently demanded indemnification from Riot related to the same litigation and SEC investigation.  Riot believes that it does not owe an indemnification obligation to Mr. Honig, GRQ, or the other purported parties and beneficiaries of the SPA and RRA that have made an indemnification demand.  Riot intends to vigorously contest Mr. Honig and GRQ claims, as well as the other demands for indemnification.  Nevertheless, since this litigation and demands for indemnification are still in an early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Kashwise Demand

On February 18, 2020, the Company received a demand letter (the “Kashwise Demand”) on behalf of Kashwise Global Funding, Inc. (“Kashwise”). The Company timely responded to the Kashwise Demand; however, on April 13, 2020, Kashwise filed suit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Kashwise Suit”) alleging substantially the same claims as in the Kashwise Demand. The Company has removed the Kashwise Suit to Federal District Court in and for the Southern District of Florida. The Company intends to vigorously dispute Kashwise’s allegations; however, because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

SEC Subpoena and Other Matters

SEC Subpoena

On April 9, 2018, the Company received a subpoena from the SEC, requesting documents and information. The Company fully cooperated with the SEC in that investigation. On January 29, 2020, the SEC notified the Company that it had concluded its investigation as to Riot and based on the information the SEC had as of the date of the letter, it does not intend to recommend an enforcement action against Riot.

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

Note 11.  Subsequent Events:

Financing

Subsequent to March 31, 2020, in connection with the Company’s Sales Agreement with H.C. Wainwright, the Company received gross proceeds of approximately $4.3 million from the sale of 3,507,072 shares of common stock via the ATM Offering.

Agreements

On April 8, 2020, the Company entered into an agreement with Coinmint, LLC (“Coinmint”), for up to approximately 9,500 kilowatt hours of energy allocated to the Company for up to 4,000 of its Antminer S17 Pro cryptocurrency miners acquired from Bitmain in late 2019 (the “Miners”). Pursuant to the terms of the Coinmint Agreement, Coinmint will host Riot’s Miners, including performing all maintenance in order to operate the Miners at its Massena, New York facility. In exchange, Coinmint will receive a performance fee based on the net digital assets generated by the Miners deployed at Coinmint’s facility. Riot expects that the Coinmint agreement will reduce its costs associated with operating the Miners and provide Riot with the opportunity to expand its total hashing capacity. The initial term of the Coinmint agreement is for a period of six (6) months after the effective date of April 8, 2020, and provides for automatic renewal terms of three (3) months, unless terminated earlier by Riot or Coinmint upon ninety (90) days’ notice to the other party.

Miner Purchase

Subsequent to March 31, 2020, the Company purchased 2,040 next generation Bitmain Antminer S19 Pro for USD $4.4 million from BitmainTech PTE. LTD. (“Bitmain”). The Company anticipates the receipt of these S19s by early July 2020.

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

Overview

The Company is one of the few Nasdaq-listed public cryptocurrency mining companies in the United States. The Company’s current focus is on its cryptocurrency mining operation, which has recently been upgraded with the purchase of 4,000 Antminer S17 Pro from Bitmain. The newer generation miners from Bitmain are markedly more cost efficient, estimated from product specifications at approximately a 50% improvement in hardware power efficiency, compared to the S9 miners previously used by the Company. The newer generation Antminer S17 miners generate approximately 440% of the S9’s hashrate while only consuming an estimated 220% of an S9’s electricity usage. This allows the Company to significantly increase its operating hashrate at its Oklahoma City mining facility with fewer total miners using the same or less total electricity. Additionally, as reported by the Company on its current report on Form 8-K filed with the SEC on May 5, 2020, the Company invested in an additional 1,000 latest generation Antminer model S19 pros from Bitmain, which are expected to be delivered during early July 2020.

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

Hosting Agreement

On April 8, 2020, the Company executed a co-location mining services contract with Coinmint, LLC (“Coinmint”), which is the operator of one of the largest digital currency data centers in North America. The Company believes the hosting arrangement can positively impact its power costs, the Oklahoma City facility’s heat and environmental operating issues. The Coinmint facility not only offers a cost-effective solution to the Company’s mining needs but also allows the Company to potentially expand its total hashing capacity.

Strategic Opportunities

The Company engaged XMS Capital Partners (“XMS”) to assist with evaluating strategic growth opportunities. XMS is an independent global financial services firm with expertise in M&A and strategic advisory. The Company engaged XMS to help with navigating the dynamic bitcoin landscape and advise the Company on potential strategic transactions in bitcoin mining related operations. The Company does not have a defined timeline for any transaction and cannot provide any assurance whether or when a transaction may be announced or consummated.

Strategic Decision on RiotX Exchange

The Company made a strategic decision to concentrate its focus and resources on cryptocurrency mining and opted to sunset further development of the Company’s planned U.S.-based digital currency exchange, known as the RiotX Exchange (“RiotX”), originally initiated in early 2018. The Company considered a number of factors when evaluating the RiotX decision including, but not limited to, the evolving regulatory environment, cybersecurity risks, and the current competitive landscape facing U.S. based cryptocurrency exchanges. The Company believes this was a positive strategic decision as it supported the Company’s plan to concentrate its resources and make capital investments in new generation mining equipment, a decision which considerably expanded the Company’s total operating hashrate.

COVID-19

The impact of the worldwide spread of COVID-19 has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Summary of Mining Results

The following table presents additional information about our cryptocurrency mining activities in coins and amounts ($ in thousands) at January 1, 2020 and March 31, 2020:

	Quantities (in coins)			Cryptocurrencies
	BTC	LTC	BCH	Amounts
Balance at January 1, 2020	514	3,449	1	$3,839
Revenue recognized from cryptocurrencies mined	281	21	—	2,362
Mining pool operating fees	—	—	—	(36)
Exchange of cryptocurrencies	26	(3,470)	—	106
Impairment of cryptocurrencies	—	—	—	(989)
Balance at March 31, 2020	821	—	1	$5,282

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

Results of Operations

Comparative Results for the Three Months Ended March 31, 2020 and 2019

Revenue for the three months ended March 31, 2020 and 2019, consisted of our cryptocurrency mining revenue of $2.4 million, and $1.4 million, respectively. The change in mining revenue was primarily due to higher bitcoin values in the 2020 period, averaging $8,287 per coin as compared to $3,791 per coin in the 2019 period.  Bitcoins produced in 2020 totaled 280 as compared to 330 in the 2019 period. During the 2020 period we commenced mining with the new generation S17 miners as compared to the S9 older miners used in 2019. Other revenue consisting of license fees was not significant in either period.

Cost of revenue for the three months ended March 31, 2020 and 2019 of $1.4 million and $1.5 million, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There were no significant changes in cost of revenue between the periods ended  2020 and 2019. As a result of the base rent fixed costs and the variable energy costs, combined with the reduced value of cryptocurrencies produced, the direct costs of revenue exceeded the revenue recognized in the three months ended March 31, 2019.

Selling, general and administrative expenses in the three months ended March 31, 2020 totaled $3.7 million, which is approximately $0.6 million, or an 18% increase, as compared to $3.2 million in the 2019 period. Stock-based compensation increased by approximately $1.7 million for the three months ended March 31, 2020, as compared to the 2019 period. Legal fees decreased approximately $0.3 million due to additional legal matters associated with the litigation and SEC investigation matters in the 2019 period. Audit fees decreased approximately $0.3 million for the year ended December 31, 2019. Compensation related expense decreased by approximately $0.5 million due primarily to reduced personnel in the period ended March 31, 2020 and the compensation expense reported for Tess in the 2019 period, which in 2020 is no longer reported in our consolidated financial statements.

Depreciation and amortization expenses during the three months ended March 31, 2020 totaled $0.7 million, which is an increase of approximately $0.6 million, as compared to the three months ended March 31, 2019. The increase is primarily due to higher depreciation expenses recognized for our recently acquired cryptocurrency machines.

Impairment charges for cryptocurrencies was $1.0 million for the three months ended March 31, 2020, which was recorded to recognize our cryptocurrencies at the lower of cost or fair value.

During the three months ended March 31, 2019, we recognized losses related to the issuance of our Senior Secured Convertible Notes (the “Notes”) of $6.2 million. We also recognized expenses totaling $4.4 million to revalue the Notes and the related warrant liability to fair value at March 31, 2019.

Interest expense for the three months ended March 31, 2020 and 2019 was not significant.

For the three months ended March 31, 2020 we recorded a gain on exchange of cryptocurrencies of approximately $0.1 million. For the three months ended March 31, 2019 the gain on sale of cryptocurrencies was nominal.

There was no other income for the three months ended March 31, 2020 and other income was approximately $0.1 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, we had working capital of approximately $17.0 million, which included cash and cash equivalents of $14.0 million.  We reported a net loss of $4.3 million, during the three months ended March 31, 2020.  The net loss included $4.1 million in non-cash items consisting of, stock-based compensation totaling $1.9 million, impairment to our cryptocurrencies of $1.0 million, depreciation and amortization totaling $0.7 million, and amortization of our right of use assets of $0.6 million, offset by, $0.1 million related to the gain from the exchange of cryptocurrencies, net of other immaterial items.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with recent and potential future acquisitions, as well as public company, legal and administrative related expenses being incurred. We are closely monitoring our cash balances, cash needs and expense levels.

Halving

Further affecting the industry, and particularly for the bitcoin blockchain, the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000 and again to 12.5 on July 9, 2016 at block 420,000. The next halving for bitcoin is expected in May 2020 at block 630,000 when the current 12.5 reward will reduce to 6.25. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

Revenue from Mining Operations

Funding our operations on a go-forward basis will rely significantly on our ability to continue to mine cryptocurrency and the spot or market price of the cryptocurrency we mine.  We expect to generate ongoing revenues from the production of cryptocurrencies, primarily bitcoin, in our mining facilities. Our ability to liquidate bitcoin at future values will be evaluated from time to time to generate cash for operations.  Generating bitcoin, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate revenue from our cryptocurrency assets, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

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

Coverage for Claims

The Company has been named a defendant in a class action suit, which has recently been dismissed, but is subject to appeal by the plaintiffs and other investor related lawsuits as more fully described in Part II – Item 1. Legal Proceedings, of this Quarterly Report. While the Company maintains policies of insurance, such policies may not cover all of the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

At-the-Market Offering

The Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) dated May 24, 2019 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H.C. Wainwright, acting as the Company’s sales agent and/or principal, in an at-the-market offering (“ATM Offering”). All sales of the shares in connection with the ATM Offering have been made pursuant to an effective shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”). The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received proceeds on sales of 6,024,059 shares of common stock under the Sales Agreement of approximately $9.5 million (excluding commissions of $0.3 million) at a weighted average price of $1.58 during the three months ended March 31, 2020. Subsequent to March 31, 2020, in connection with the Sales Agreement, the Company received gross proceeds of approximately $4.3 million from the sale of 3,507,072 shares of common stock.

The Company’s registration statement on Form S-3 (SEC File No. 333-226111) is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that the Company may not sell securities in a public primary offering with a value exceeding one-third of its public float in any twelve-month period unless its public float is at least $75 million. As of the date of this Quarterly Report, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $40 million, based on the closing price per share of the Company’s common stock, no par value, as reported on the Nasdaq Capital Market on May 5, 2020, as calculated in accordance with General Instruction I.B.6 of Form S-3. The Company has sold approximately $4.3 million of securities pursuant to General Instruction I.B.6 of Form S-3 during the twelve calendar months immediately prior to the date of this Quarterly Report. If the Company’s public float increases, the maximum amount of securities the Company may offer via the ATM Offering may also increase. Furthermore, if at any time after the filing of this Quarterly Report, the Company’s public float exceeds $75 million, the Company will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of its next Section 10(a)(3) update as required under the Securities Act.

Operating Activities

Net cash used in operating activities was $2.7 million during the three months ended March 31, 2020. Cash was consumed from continuing operations by the loss of $4.3 million, less non-cash items of $4.1 million, consisting of stock-based compensation totaling $1.9 million, impairment to our cryptocurrencies of $1.0 million, depreciation and amortization totaling $0.7 million, and amortization of our right of use assets of $0.6 million, offset by, $0.1 million related to the gain from the exchange of cryptocurrencies, net of other immaterial items. Cryptocurrencies increased by $2.3 million and prepaid expenses and other current assets decreased $0.5 million, offset by, a decrease our lease liability of $0.6 million and a decrease in accounts payable and accrued expenses of $0.1 million.

Net cash used in operating activities was $3.2 million during the three months ended March 31, 2019. Cash was consumed from continuing operations by the loss of $13.8 million, less non-cash items of $11.4 million, consisting of a loss on the issuance of our convertible notes of $6.2 million, the change in fair value of our convertible notes and the related warrant liability of $4.4 million, amortization of our right of use assets of $0.6 million, stock-based compensation totaling $0.2 million, and depreciation and amortization totaling $24,000, offset by the amortization of license fee revenue totaling $24,000 and a gain from the sale of our cryptocurrencies of $4,800.  Cryptocurrencies increased $1.4 million, accounts payable and accrued expenses increased $0.6 million related to the significant expansion of the Company’s operating activities in 2019, offset by a decrease in the lease liability of $0.6 million, and a decrease in prepaid expenses and other current assets of $0.6 million, primarily due to the amortization of our directors and officers life insurance premiums.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 was not significant, consisting of proceeds from the sale of equipment, offset by amortization of patent costs.

Net cash provided by investing activities during the three months ended March 31, 2019 was $1.0 million, consisting of proceeds from the sale of cryptocurrencies of $1.0 million, offset by $26,000 for the amortization of patent and trademark application costs, and $3,000 for the purchase of equipment.

Financing Activities

Net cash provided by financing activities was $9.2 million during the three months ended March 31, 2020, which consisted of net proceeds from the issuance of our common stock in connection with our ATM Offering.

Net cash provided by financing activities was $3.0 million during the three months ended March 31, 2019, which consisted of the proceeds received from the issuance of our convertible notes and warrants.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant estimates are detailed in our 2019 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2019 Annual Report, except for those accounting subjects mentioned in the section of the notes to the condensed interim consolidated financial statements titled Recently Issued and Adopted Accounting Pronouncements.

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the condensed interim consolidated financial statements at March 31, 2020.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of March 31, 2020, we concluded that our internal control over financial reporting are not effective due to the following material weaknesses identified:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this report under Part I, Item 1., Financial Statements in Note 10, commitments and contingencies.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 25, 2020 (the “2019 Annual Report”).  For the period ended March 31, 2020, there have been no material changes to those risk factors disclosed in our 2019 Annual Report and Registration Statement, except as follows:

COVID-19 or any pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

The COVID-19 virus has had unpredictable and unprecedented impacts in the United States and around the world. The World Health Organization has declared the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In the United States, federal, state and local governments have enacted restrictions on travel, gatherings, and workplaces, with exceptions made for essential workers and businesses. As of the date of this Quarterly Report, we have not been declared an essential business. As a result, we may be required to substantially reduce or cease operations in response to governmental action or decree as a result of COVID-19. We are still assessing the effect on our business from COVID-19 and any actions implemented by the federal, state and local governments. We have implemented safety protocols to protect our staff, but we cannot offer any assurance that COVID-19 or any other pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere, will not materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

N/A – none.

Item 4.  Mine Safety Disclosures

N/A – none.

Item 5.  Other Information

N/A – none.

Item 6.  Exhibits

EXHIBIT	DESCRIPTION
10.	Material Contracts.
10.01	Third Amendment to Lease, dated as of January 8, 2020, by and between Kairos Global Technologies, Inc. and 7725 Reno #1, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed January 13, 2020)
10.02

Amended and Restated McGonegal Employment Agreement by and between Riot Blockchain, Inc. and Jeffrey G. McGonegal, dated as of February 7, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 11, 2020)

10.03

Coinmint Co-Locating Mining Services Agreement by and between Riot Blockchain, Inc. and Coinmint, LLC, dated effective as of April 8, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed April 14, 2020)

10.04

Fourth Amendment to Lease, dated effective as of April 10, 2020, by and between Kairos Global Technologies, Inc. and 7725 Reno #1, L.L.C.  (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed April 20, 2020)

10.05

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD. and Riot Blockchain, Inc. dated as of April 28, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed May 5, 2020)

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

  * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Castle Rock, Colorado on May 8, 2020.

Riot Blockchain, Inc. (Registrant)

Dated: May 8, 2020	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

