Form 10-Q
period 2020-06-30
Riot Blockchain, Inc.
filed 2020-08-10
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐;

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

The number of shares of no par value common stock outstanding as of August 5, 2020 was 47,401,473.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, no par value	RIOT	Nasdaq Capital Market

RIOT BLOCKCHAIN, INC.

Index

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

•

our shift to a new business and our ability to succeed in this new business;

•

our recent transition to a co-location arrangement for running our miners;

•

intense competition;

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

Index

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

•

our strategic decision to concentrate on and make capital investments in cryptocurrency mining; and

•

legal proceedings and/or regulatory action to which we are subject, or associated with, including actions by private plaintiffs and the U.S. Securities and Exchange Commission (”SEC”), for which we may face significant potential liability that may not be adequately covered by insurance or indemnity.

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

Index

PART I — FINANCIAL INFORMATION

Item 1. Condensed Interim Consolidated Financial Statements (Unaudited)

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$9,140	$7,440
Prepaid expenses and other current assets	846	1,349
Cryptocurrencies	7,224	3,839
Total current assets	17,210	12,628
Property and equipment, net	4,945	5,051
Right of use assets	-	367
Deposits on equipment	6,969	1,449
Long-term investments	310	9,723
Security deposits	-	703
Patents, net	434	459
Total assets	$29,868	$30,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$858	$717
Accrued expenses	376	2,187
Operating lease liability, current portion	-	368
Deferred revenue, current portion	97	97
Total current liabilities	1,331	3,369

Deferred revenue, less current portion	728	776
Total liabilities	2,059	4,145

Commitments and contingencies - Note 10

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 4,199 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively, liquidation preference over common stock, equal to carrying value	22	22
Common stock, no par value; 170,000,000 shares authorized; 36,559,279 and 25,082,872 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	259,899	243,458
Accumulated deficit	(232,105)	(217,238)
Total Riot Blockchain stockholders' equity	27,816	26,242
Non-controlling interest	(7)	(7)
Total stockholders' equity	27,809	26,235
Total liabilities and stockholders' equity	$29,868	$30,380

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Revenue - cryptocurrency mining	$1,918	$2,443	$4,280	$3,849
License fees	24	24	48	48
Total Revenue	1,942	2,467	4,328	3,897

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	1,439	1,588	2,847	3,059
Selling, general and administrative	2,230	2,226	5,964	5,378
Depreciation and amortization	830	23	1,493	47
Impairment of long-term investment	9,413	-	9,413	-
Impairment of cryptocurrencies	-	-	989	-
Total costs and expenses	13,912	3,837	20,706	8,484
Operating loss	(11,970)	(1,370)	(16,378)	(4,587)

Other income (expense):
Loss on issuance of convertible notes, common stock and warrants	-	-	-	(6,155)
Change in fair value of warrant liability	-	(116)	-	(2,870)
Change in fair value of convertible notes	-	(2,251)	-	(3,895)
Reversal of registration rights penalty	1,358	-	1,358	-
Gain on deconsolidation of Tess	-	1,139	-	1,139
Gain on sale of equipment	18	-	35	-
Interest income	16	-	14	-
Interest expense	-	(49)	-	(117)
Other income	(12)	731	(2)	814
Realized gain on exchange of cryptocurrencies	-	637	106	642
Total other income (expense)	1,380	91	1,511	(10,442)

Net loss	(10,590)	(1,279)	(14,867)	(15,029)

Net loss attributable to non-controlling interest	-	-	-	221

Net loss attributable to Riot Blockchain	$(10,590)	$(1,279)	$(14,867)	$(14,808)

Basic and diluted net loss per share:	$(0.31)	$(0.08)	$(0.47)	$(0.97)

Basic and diluted weighted average number of shares outstanding	34,528,836	15,995,092	31,591,846	15,226,629

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity (Deficit)

Three Months Ended June 30, 2020 and 2019

(in thousands, except for share and per share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of April 1, 2020	4,199	$22	31,034,308	$254,731	$(221,515)	$33,238	$(7)	$33,231
Delivery of common stock underlying restricted stock units	-	-	1,367,899	(221)	-	(221)	-	(221)
Issuance of common stock, net of offering costs/At-the-market offering	-	-	4,157,072	4,922	-	4,922	-	4,922
Stock-based compensation	-	-	-	467	-	467	-	467
Net loss	-	-	-	-	(10,590)	(10,590)	-	(10,590)
Balance as of June 30, 2020	4,199	$22	36,559,279	$259,899	$(232,105)	$27,816	$(7)	$27,809

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders' equity	Non-controlling	Total stockholders' equity
	Shares	Amount	Shares	Amount	deficit	(deficit)	interest	(deficit)
Balance as of April 1, 2019	13,000	$69	14,762,809	$203,407	$(210,728)	$(7,252)	$(1,517)	$(8,769)
Delivery of common stock underlying restricted stock units	-	-	12,500	-	-	-	-	-
Common stock issued in connection with conversion of notes payable	-	-	1,813,500	10,226	-	10,226	-	10,226
Reclassification of warrant liability to equity	-	-	-	5,439	-	5,439	-	5,439
Preferred stock converted to common stock	(8,001)	(42)	8,001	42	-	-	-	-
Stock-based compensation	-	-	-	115	-	115	-	115
Issuance of common stock, net of offering costs/At-the-market offering	-	-	6,028,301	18,853	-	18,853	-	18,853
Deconsolidation of Tess	-	-	-	-	-	-	1,552	1,552
Net loss	-	-	-	-	(1,279)	(1,279)	-	(1,279)
Balance as of June 30, 2019	4,999	$27	22,625,111	$238,082	$(212,007)	$26,102	$35	$26,137

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statement of Stockholders’ Equity - Continued

Six Months Ended June 30, 2020 and 2019

(in thousands, except for share and per share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2020	4,199	$22	25,082,872	$243,458	$ (217,238)	$26,242	$(7)	$26,235
Issuance of common stock to settle executive compensation	-	-	122,377	175	-	175	-	175
Delivery of common stock underlying restricted stock units, net of tax	-	-	1,372,899	(221)	-	(221)	-	(221)
Issuance of common stock, net of offering costs/At-the-market offering	-	-	10,181,131	14,106	-	14,106	-	14,106
Cancellation of Prive Escrow shares	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	2,381	-	2,381	-	2,381
Net loss	-	-	-	-	(14,867)	(14,867)	-	(14,867)
Balance as of June 30, 2020	4,199	$22	36,559,279	$259,899	$(232,105)	$27,816	$(7)	$27,809

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders' equity	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	(deficit)	interest	equity
Balance as of January 1, 2019	13,000	$69	14,519,058	$202,917	$(197,199)	$5,787	$(1,296)	$(4,491)
Delivery of common stock underlying restricted stock units	-	-	106,251	-	-	-	-	-
Common stock issued with convertible notes	-	-	150,000	255	-	255	-	255
Common stock issued in connection with conversion of notes payable	-	-	1,813,500	10,226	-	10,226	-	10,226
Reclassification of warrant liability to equity	-	-	-	5,439	-	5,439	-	5,439
Preferred stock converted to common stock	(8,001)	(42)	8,001	42	-	-	-	-
Stock-based compensation	-	-	-	350	-	350	-	350
Issuance of common stock, net of offering costs/At-the-market offering	-	-	6,028,301	18,853	-	18,853	-	18,853
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(221)	(221)
Deconsolidation of Tess	-	-	-	-	-	-	1,552	1,552
Net loss	-	-	-	-	(14,808)	(14,808)	-	(14,808)
Balance as of June 30, 2019	4,999	$27	22,625,111	$238,082	$(212,007)	$26,102	$35	$26,137

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(14,867)	$(15,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,381	350
Depreciation and amortization	1,493	47
Amortization of license fee revenue	(48)	(48)
Amortization of right of use assets	648	1,148
Impairment of long-term investment	9,413	-
Impairment of cryptocurrencies	989	-
Loss on issuance of convertible notes, common stock and warrants	-	6,155
Change in fair value of convertible notes	-	3,895
Change in fair value of warrant liability	-	2,870
Gain on deconsolidation of Tess	-	(1,139)
Reversal of registration rights penalty	(1,358)	-
Gain on extinguishment of accounts payable, other liabilities and accrued expenses	-	(808)
Realized gain on exchange of cryptocurrencies	(106)	(642)
Gain on sale of equipment	(35)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,206	916
Cryptocurrencies - mining, net of mining pool operating fees	(4,216)	(3,772)
Accrued interest	-	(19)
Accounts payable	141	(1,831)
Accrued expenses	(278)	880
Lease liability	(649)	(1,155)
Net cash used in operating activities	(5,286)	(8,182)

Cash flows from investing activities
Proceeds from sale of cryptocurrencies	-	3,196
Proceeds from sale of equipment	98	-
Deposits on equipment	(5,520)	-
Purchases of property and equipment	(1,449)	(5)
Patent costs incurred	(28)	(26)
Net cash (used in) provided by investing activities	(6,899)	3,165

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	3,000
Repayment of notes payable and other obligations	-	(950)
Proceeds from the issuance of common stock / At-the-market offering	14,610	19,672
Offering costs for the issuance of common stock / At-the-market offering	(504)	(819)
Repurchase of common shares to pay employee withholding taxes	(221)	-
Net cash provided by financing activities	13,885	20,903

Net increase in cash and cash equivalents	1,700	15,886
Cash and cash equivalents at beginning of period	7,440	225
Cash and cash equivalents at end of period	$9,140	$16,111

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$2
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock to settle previously accrued executive compensation	$175	$-
Cryptocurrencies received from sale of equipment	$52	$-
Conversion of notes payable to common stock	$-	$10,226
Reclassification of warrant liability to equity	$-	$5,439
Conversion of preferred stock to common stock	$-	$42

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Nature of operations:

Riot Blockchain, Inc. operates a cryptocurrency mining operation, which utilizes specialized computers (also known as “Miners”) that generate cryptocurrency (primarily bitcoin) from the Blockchain. The Company was originally organized on July 24, 2000, as a Colorado corporation. Effective October 19, 2017, the Company's name was changed to Riot Blockchain, Inc., from Bioptix, Inc., and effective October 19, 2017, the Company changed its state of incorporation to Nevada from Colorado.

Mining equipment:

During the three months ended June 30, 2020 the Company reached agreements for the purchase of 3,040 next generation Bitmain Antminer S19 Miners (“S19 Miners”) and 2,000 next generation Bitmain Antminer S19 Pro Miners (“S19 Pro Miners”) directly from their manufacturer, BitmainTech PTE. LTD. (“Bitmain”), and paid an aggregate purchase price of approximately $7.0 million. In December 2019, the Company purchased 4,000 next generation Bitmain Antminer S17 Pro Miners (“S17 Pro Miners”) directly from Bitmain, for approximately $6.3 million.

During the three and six months ended June 30, 2020, the Company retired all of the approximately 8,000 Bitmain Antminer S9 Miners it had historically acquired through its acquisition of Kairos Global Technology, Inc., (“Kairos”) in November 2017, and from Prive Technologies, Inc. (“Prive”) and Blockchain Mining Supply & Services Ltd. (“BMSS”) in February 2018. The Company discontinued its use of these older model Miners in favor of the 4,000 S17 Miners, the 1,040 S19 Miners, and 2,000 S19 Pro Miners it acquired from Bitmain, which offer greater electricity usage efficiency and hash rate power than the retired models.

Mining facility:

After evaluating the Company’s lease arrangement and power costs at the Oklahoma mining facility (the “OKC Facility”), the Company made the strategic decision to explore alternative mining locations to reduce its overhead and operating costs. On April 8, 2020, the Company and Coinmint, LLC (“Coinmint”) entered into a co-location mining services agreement (the “Coinmint Agreement”) which enabled the Company to relocate all of its Miners from the OKC Facility to Coinmint’s Massena, New York facility (the “Coinmint Facility”) and to terminate its lease of the OKC Facility as of June 30, 2020.

Pursuant to the terms of the Coinmint Agreement, Coinmint agreed to provide up to approximately 9.5 megawatts (“MW”) of power and to perform all maintenance necessary to operate Riot’s Miners at the Coinmint Facility. In exchange, Coinmint will receive a performance fee based on the net cryptocurrencies generated by Riot’s Miners deployed at the Coinmint Facility and be reimbursed for direct production expenses. Riot expects that the relocation to the Coinmint Facility will reduce its overhead and operating costs, increase the overall uptime of its Miners, and provide it with the opportunity to continue to expand its total hash rate capacity with potential access to additional MWs of power. The initial six (6) month term of the Coinmint Agreement expires on October 8, 2020, unless it is terminated earlier by Riot or Coinmint upon ninety (90) days’ notice to the other party. After the expiration of the initial term, the Coinmint Agreement automatically renews for subsequent three (3) month terms until terminated. The Company is currently discussing an amendment to the Coinmint Agreement to revise, among other provisions, the total available electricity power and the total number of Miners it may deploy at the Coinmint Facility under the Coinmint Agreement.

Note 2. Liquidity and Financial Condition

At June 30, 2020, the Company had approximate balances of cash and cash equivalents of $9.1 million, cryptocurrencies of $7.2 million, working capital of $15.9 million, total stockholders' equity of $27.8 million and an accumulated deficit of $232.1 million. To date, the Company has, in large part, relied on equity and debt financing to fund its operations.

As disclosed in Note 8, the Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) dated May 24, 2019 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H.C. Wainwright, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (“ATM Offering”). All sales of the shares in connection with the ATM Offering have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received proceeds on sales of 10,181,131 shares of common stock under the Sales Agreement of approximately $14.6 million (excluding commissions and expenses of $0.5 million) at a weighted average price of $1.44 during the six months ended June 30, 2020.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

The COVID-19 global pandemic has been unprecedented and unpredictable and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on the Company’s current assessment, however, the Company does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

Index

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

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2019 consolidated financial statements included in its 2019 Annual Report.

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

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Since the Company has net losses attributable to Riot Blockchain, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share at June 30, 2020 and 2019 because their inclusion would be anti-dilutive are as follows:

	June 30,
	2020	2019
Warrants to purchase common stock	3,554,257	3,574,257
Options to purchase common stock	12,000	12,000
Escrow shares	-	200,000
Unvested restricted stock awards	1,313,455	42,980
Convertible Series B preferred shares	4,199	4,999
Total	4,883,911	3,834,236

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

Note 5. Cryptocurrencies

The following table presents additional information about cryptocurrencies (in thousands):

Beginning balance, January 1, 2020	$3,839
Revenue recognized from cryptocurrencies mined	4,280
Mining pool operating fees	(64)
Realized gain on exchange of cryptocurrencies	106
Impairment of cryptocurrencies	(989)
Cryptocurrencies received from sale of equipment	52
Ending balance, June 30, 2020	$7,224

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 6. Property and Equipment

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
	(Unaudited)
Miners	$6,322	$5,010
Leasehold improvements	-	38
Office and computer equipment	82	103
Total cost of property and equipment	6,404	5,151
Less accumulated depreciation	(1,459)	(100)
Property and equipment, net	$4,945	$5,051

During the three months ended June 30, 2020, the Company pre-paid for the purchase of 1,040 S19 Miners and 2,000 S19 Pro Miners from Bitmain for an aggregate purchase price of approximately $7.0 million. The $7.0 million prepayment is recorded as a deposit on the accompanying condensed consolidated balance sheet.

During July 2020, the Company received 1,432 of these 3,040 new next generation S19 and S19 Pro Miners from Bitmain at the Coinmint Facility, with the balance to be delivered in the latter part of the third quarter.

Depreciation and amortization expense totaled approximately $0.8 million (including $0.03 million of patent amortization) for the three months ended June 30, 2020. Depreciation and amortization expense was nominal for the three months ended June 30, 2019. Depreciation and amortization expense totaled approximately $1.5 million (including $0.1 million of patent amortization) for the six months ended June 30, 2020. Depreciation and amortization expense was nominal for the six months ended June 30, 2019. Depreciation is computed on the straight-line basis for the periods the assets are in service.

Note 7. Investments

Coinsquare

As of December 31, 2019, the Company’s cost investment in Coinsquare Ltd. (“Coinsquare”) totaled approximately $9.4 million representing approximately an 11.8% ownership on a fully diluted basis. The Company is a non-affiliated shareholder in Coinsquare, which represents a passive investment made by the Company.

During June 2020, the Company became aware of allegations brought by the Ontario Securities Commission (the “OSC”) that Coinsquare and certain of its executives and directors engaged in systematic “wash trading” of cryptocurrencies on its Coinsquare market to manipulate the market’s trading volume during 2018 and 2019.

Subsequently, on July 21, 2020, a hearing panel of the OSC entered an order (the “Order”) approving the settlement agreement between OSC, Coinsquare, and certain of its executives and directors (the “Settlement Agreement”), in which they admitted to breaches of Ontario securities laws and/or conduct contrary to the public interest including, market manipulation through reporting inflated trading volumes on its Coinsquare Market, misleading its clients and investors about these trading volumes, and taking reprisal against an internal whistleblower who brought this conduct to the attention of the named executives and directors. The Order requires certain oversight and governance procedures and to prohibit the named executives and directors from engaging in certain activities with respect to Coinsquare; additionally, the named executives and directors were required to resign from Coinsquare and Coinsquare and the named executives and directors were required to pay penalties and costs totaling approximately CAD 2.2 million.

Accordingly, as of June 30, 2020, the Company determined there were indicators that would cause a 100% impairment of the Coinsquare investment and observed price changes. The Company therefore recorded an impairment expense of $9.4 million for its investment in Coinsquare during the three and six months ended June 30, 2020, as reflected in the accompanying condensed consolidated statements of operations.

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Verady

The investment in Verady, Inc. (“Verady”) is valued at cost, less any impairment, plus or minus changes resulting from observable price changes. During the six months ended June 30, 2020 the investment in Verady totaled approximately $0.2 million, and the Company determined there were no indicators that would cause an impairment. There were no price changes in orderly transactions for identical or similar investments in Verady.

Tess

As of June 30, 2020 and December 31, 2019, the fair value of the TessPay Inc. shares owned by the Company is approximately $0.1 million, calculated based upon the April 10, 2019 funding price.

Note 8. Stockholders’ Equity

At-the-Market Equity Offering:

The Company entered into a Sales Agreement with H.C. Wainwright dated May 24, 2019, pursuant to which the Company may, from time to time, sell up to $100 million in shares of the Company’s common stock through H. C. Wainwright, as the Company’s sales agent and/or principal, in the ATM Offering. All sales of the shares have been made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received proceeds on sales of 10,181,131 shares of common stock under the Sales Agreement of approximately $14.6 million at a weighted average price of $1.44 (excluding commissions and expenses of $0.5 million) during the six months ended June 30, 2020.

Common Stock:

During the six months ended June 30, 2020, the 200,000 shares of common stock held in escrow under the Escrow Deposit Agreement were voided and cancelled. See Note 4.

During the six months ended June 30, 2020, 122,377 shares of common stock were issued to a Company executive under an employment agreement in settlement of $175,000 of previously accrued compensation under the Company’s 2019 Riot Blockchain, Inc. Equity Incentive Plan (the “Equity Plan”), and 5,000 shares of common stock were issued in settlement of fully vested restricted stock rights previously granted and previously expensed under the Company’s 2017 Equity Incentive Plan.

During the six months ended June 30, 2020, 1,504,304 shares of common stock were issued to members of the Company’s board of directors and an employee of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s Equity Plan. The Company withheld 136,405 of these shares at a fair value of approximately $0.2 million, to cover the withholding taxes related to the settlement of these restricted stock units.

Note 9. Stock Options, Warrants and Restricted Common Stock

Stock based compensation:

The Company’s stock-based compensation expenses recognized during the three and six months ended June 30, 2020 and 2019, were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed interim consolidated statements of operations.

The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2020 and 2019, granted under the Equity Plan, from the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock awards under the Plan	$467	$115	$2,381	$292
Stock option awards under the Plan	-	-	-	58
Total stock-based compensation	$467	$115	$2,381	$350

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Restricted common stock awards:

A summary of the Company’s unvested restricted common stock awards activity in the six months ended June 30, 2020 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	1,524,499	$1.37
Vested	(1,755,403)	$1.36
Granted	1,544,359	$1.27
Unvested at June 30, 2020	1,313,455	$1.28

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

The total fair value of restricted stock rights granted during the six months ended June 30, 2020 was approximately $2.0 million. The fair value of each restricted stock right was based upon the closing stock price on the grant date.

The fair value of restricted stock rights is measured based on their fair value on the date of grant and amortized over the vesting period of twelve to twenty-four months. As of June 30, 2020, there was approximately $1.2 million of unrecognized compensation cost related to unvested restricted common stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately four months.

Stock incentive plan options:

As of June 30, 2020, 12,000 stock options were outstanding under the Equity Plan, with a weighted average exercise price of $4.09, and a weighted average remaining contractual term of approximately 3.2 years. The stock options are 100% vested with zero intrinsic value.

Other common stock purchase warrants:

Following is a summary of outstanding warrants that were issued outside of the Equity Plan for the six months ended June 30, 2020:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,574,257	$19.48	2.9	$-
Forfeited	(20,000)	$3.50	-
Outstanding at June 30, 2020	3,554,257	$19.57	2.4	$534,280

Exercisable at June 30, 2020	3,554,257	$19.57	2.4	$534,280

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2020 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders exercised their warrants on June 30, 2020.

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 10. Commitments and Contingencies

Commitments:

Coinmint Co-location Mining Services Agreement

On April 8, 2020, the Company entered into the Coinmint Agreement, pursuant to which Coinmint agreed to provide up to approximately 9.5 MW of power and to perform all maintenance necessary to operate Riot’s Miners at the Coinmint Facility. In exchange, Coinmint will be reimbursed for direct production expenses and receive a performance fee based on the net cryptocurrencies generated by Riot’s Miners deployed at the Coinmint Facility. Riot expects that the relocation to the Coinmint Facility will reduce its overhead and operating costs, increase the overall uptime of its Miners, and provide it with the opportunity to continue to expand its total hash rate capacity with potential access to additional MWs of power. The initial six (6) month term of the Coinmint Agreement expires on October 8, 2020, unless it is terminated earlier by Riot or Coinmint upon ninety (90) days’ notice to the other party. After the expiration of the initial term, the Coinmint Agreement automatically renews for subsequent three (3) month terms until terminated. The Company is currently discussing an amendment to the Coinmint Agreement to revise, among other provisions, the total available electricity power and the total number of Miners it may deploy at the Coinmint Facility under the Coinmint Agreement.

The Company determined the agreement with Coinmint does not meet the definition of a lease in accordance with Accounting Standards Codification (“ASC”) 842, Leases.

Oklahoma Lease Agreement

On January 8, 2020, Kairos entered into a third amendment to the OKC Lease to extend the lease term through May 15, 2020, with all other terms remaining substantially the same as the second amendment to the OKC Lease.

On April 10, 2020, Kairos entered into a fourth amendment to the OKC Lease to extend the lease term through June 30, 2020, with all other terms remaining substantially unchanged. During the three months ended June 30, 2020, the Company relocated its miners to the Coinmint facility and vacated the OKC facility. As of June 30, 2020, the Company has a refundable lease deposit of approximately $0.7 million related to its OKC Lease which is included as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet. The OKC Lease terminated by its terms effective as of June 30, 2020, and the Company received a full refund of its deposit, less applicable electricity charges on July 2, 2020.

Corporate Lease Agreement

On April 9, 2018, the Company entered into a commercial lease agreement (the “Florida Lease”) with W-Crocker Fin Place Owner VII, LLC, a Delaware limited liability company, pursuant to which the Company leased approximately 1,700 rentable square feet of office and common area space in Fort Lauderdale, Florida. Pursuant to the terms of the Florida Lease, the initial term was for thirty-nine (39) months expiring on August 9, 2021, with one, five-year option to renew, and the initial base rent was $4,659 per month (or $2.75 per sq. ft. per month) which escalated at the rate of 3.0% per annum. Additionally, common operating expenses were prorated and charged monthly as additional rent.

During May 2020, an agreement was reached to terminate the Florida Lease, and the Company expensed the termination payments for the Florida Lease.

Operating Leases

At June 30, 2020, the Company did not have any significant operating lease liabilities or right of use assets.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

Lease cost	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$583	$1,240
Variable lease cost	387	1,040
Operating lease expense	970	2,280
Short-term lease rent expense	5	9
Total rent expense	$975	$2,289

Other information
Operating cash flows from operating leases	$622	$1,207
Right of use assets exchanged for new operating lease liabilities	$281	$-
Weighted-average remaining lease term – operating leases	-	-
Weighted-average discount rate – operating leases	0%	0%

Rent expense including electric power costs, recorded on a straight-line basis, was approximately $1.0 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense including electric power costs, recorded on a straight-line basis, was approximately $2.3 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively.

Index

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

On April 30, 2020, the court granted the motions to dismiss, which resulted in the dismissal of all claims without prejudice. On June 1, 2020, Lead Plaintiff filed a motion for leave to file another amended complaint. The motion for leave to amend has been fully briefed and is pending before the court. If the court grants Lead Plaintiff leave to amend, defendants intend to continue to vigorously contest Lead Plaintiff’s amended allegations. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until September 23, 2020 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

Index

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

On October 22, 2018, another shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Southern District of New York (Finitz v. O'Rourke, et al., Case No. 1:18-cv-09640). The shareholder plaintiffs allege breach of fiduciary duty, waste of corporate assets, and unjust enrichment against certain of the Company's officers, directors, and an investor. The complaint's allegations are substantially similar to those made in the other securities class action and shareholder derivative complaints filed in 2018. The complaint seeks unspecific monetary damages and corporate governance changes. Upon the parties' stipulation, the court issued an order temporarily staying this action until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

On December 13, 2018, another shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Northern District of New York (Monts v. O'Rourke, et al., Case No. 1:18-cv-01443). The shareholder plaintiffs allege claims for violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, waste of corporate assets, and aiding and abetting against certain of the Company's officers, directors, and an investor. The complaint's allegations are substantially similar to those made in the other securities class action and shareholder derivative complaints filed in 2018. The complaint seeks unspecific monetary damages and corporate governance changes. Upon the parties' stipulation, the court issued an order temporarily staying this action until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

Defendants intend to vigorously contest plaintiffs’ allegations in the shareholder derivative actions and plaintiffs’ right to bring the action in the name of Riot Blockchain. But because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Indemnification Demands

On April 3, 2020, a complaint was filed against Riot Blockchain, Inc. (“Riot”) by Barry C. Honig and GRQ Consultants, Inc. (“GRQ”) in the United States District Court for the Southern District of New York, Honig v. Riot Blockchain, Inc., Case No. 20-cv-02808-NRB. Mr. Honig and GRQ allege that Riot has failed to indemnify them pursuant to terms of the Securities Purchase Agreement (“SPA”) and Registration Rights Agreement (“RRA”), both dated March 16, 2017. Mr. Honig and GRQ allege declaratory judgment and breach of contract claims, seeking fees and expenses they incurred in connection with litigation and a SEC investigation involving Riot. On July 9, 2020, Riot filed a motion to dismiss both of the claims, with briefing currently scheduled to be completed by August 24, 2020.

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

Kashwise Demand

On February 18, 2020, the Company received a demand letter from Kashwise Global Funding, Inc. (“Kashwise”) for the payment of fees pursuant to an alleged arrangement between the Company and Kashwise in connection with the January 2019 private exempt offering of the Company’s securities to a group of accredited investors (the “Kashwise Demand”). The Company timely responded to the Kashwise Demand; however, on April 13, 2020, Kashwise Global Funding Solutions, Inc. filed suit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Kashwise Suit”) alleging substantially similar claims as in the Kashwise Demand. The Company has removed the Kashwise Suit to Federal District Court in and for the Southern District of Florida. The Company intends to vigorously dispute the allegations made in the Kashwise Suit; however, because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

SEC Subpoena and Other Matters

SEC Subpoena

On April 9, 2018, the Company received a subpoena from the SEC, requesting documents and information. The Company fully cooperated with the SEC in that investigation. On January 29, 2020, the SEC notified the Company that it had concluded its investigation as to Riot, and based on the information the SEC had as of the date of the letter, it did not intend to recommend an enforcement action against Riot.

Beneficial Ownership

Index

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

Index

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

Registration Rights Penalty

During December 2017, the Company closed on the sale of approximately $37 million of units comprised of 1,646,113 shares of its common stock and warrants to purchase up to 1,646,113 shares of its common stock (the “Units”) in a private exempt offering (the “December 2017 Private Placement”) to certain accredited investors (the “December 2017 Investors”), as previously disclosed by the Company on its Current Report on Form 8-K filed with the SEC on December 19, 2017. In connection with the December 2017 Private Placement, the Company entered into registration rights agreements (the “December 2017 Registration Rights Agreements”) with the December 2017 Investors, pursuant to which the Company agreed to take certain steps to register the shares underlying the Units. The Company accounted for the December 2017 Registration Rights Agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer’s accounting for registration payment arrangements and, in accordance with ASC 450-20 “Loss Contingencies,” the Company recorded approximately $1,358,000 for this contingent liability in 2018.

On January 5, 2018, pursuant to December 2017 Registration Rights Agreements, the Company filed a registration statement on Form S-3 to register the shares underlying the Units.

Subsequently, in April 2018, the Company received a subpoena from the SEC as part of an investigation, requesting documents and information. In July 2018, the SEC issued an Order Directing Examination and Designating Officers Pursuant to Section 8(e) of the Securities Act with respect to certain of the Company’s registration statements, including the registration statement on Form S-3 it filed pursuant to the December 2017 Registration Rights Agreements. On October 12, 2018, the Company filed for withdrawal of this registration statement on Form S-3, as well as other of its registration statements. On October 22, 2018, the Company was notified by SEC staff that the SEC had terminated the Section 8(e) examination with respect to the above-referenced registration statements. On January 29, 2020, the SEC notified the Company that it had concluded its investigation as to Riot, and based on the information the SEC had as of the date of the letter, it did not intend to recommend an enforcement action against Riot.

Following the conclusion of the SEC’s activities as described above, the Company has evaluated its performance of its obligations under the December 2017 Registration Rights Agreements and has determined that it substantially complied with its requirements, and that its ultimate inability to cause the registration of the shares underlying the Units as required by the December 2017 Registration Rights Agreements was due to actions taken by the SEC. The Company has therefore determined to reverse the accrual pursuant to ASC 450-20 related to the December 2017 Registration Rights Agreements for its condensed consolidated financial statements as of June 30, 2020.

Note 11. Subsequent Events:

Financing

Subsequent to June 30, 2020, in connection with the Company’s Sales Agreement with H.C. Wainwright, the Company received gross proceeds of approximately $29.7 million from the sale of approximately 10.8  million shares of common stock via the ATM Offering.

Common Stock

On July 16, 2020, the Company issued 10,378 shares of its common stock to an advisor in settlement of fully vested restricted stock units granted to the advisor under its Equity Plan.

Miners

As previously reported, on July 16, 2020, the Company received 1,000 of the new S19 Pro Miners it purchased from Bitmain at the Coinmint Facility and, on July 21, 2020, the Company received an additional 432 next generation Bitmain Antminer S19 Miners at the Coinmint Facility. As previously disclosed, the Company expects the balance of the 1,000 Bitmain Antminer S19 Pro Miners to be delivered to the Coinmint Facility in the early fourth quarter of 2020.

Sale of Cryptocurrencies

Subsequent to June 30, 2020, the Company sold 100 bitcoins generating total cash proceeds of approximately $1 million.

Index

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

Overview

The Company is one of the few Nasdaq-listed public cryptocurrency mining companies in the United States. The Company’s current focus is on its cryptocurrency mining operation, and during the six months ended June 30, 2020, it completed a full network upgrade of its Miners with the objective to increase the Company’s operational efficiency and performance.

In December 2019, Riot procured 4,000 Bitmain Antminer S17 Pro Miners from Bitmain, which were fully deployed at its former Oklahoma City, Oklahoma mining facility (the “OKC Facility”), increasing Riot’s overall hash rate capacity to approximately 240 petahash per second (“Ph/s”) in the first quarter of 2020. Subsequently, Riot purchased 1,040 Bitmain Antminer S19 Miners and 2,000 S19 Pro Miners from Bitmain during the second quarter of 2020. Once all 1,040 Bitmain S19 Miners and 2,000 S19 Pro Miners are received and deployed along with its existing 4,000 S17 Pro Miners, Riot estimates that its aggregate hash rate capacity will be approximately 566 Ph/s, representing a 460% increase over the Company’s 2019 hash rate capacity. Riot plans to continue increasing its aggregate hash rate capacity, with the goal of exceeding 1 exahash per second (“Eh/s”) in early 2021.

After evaluating the power costs and the environmental operating issues at the OKC Facility, the Company made the strategic decision to exit the OKC Facility and relocate its Miners to the Coinmint Facility. During the second quarter of 2020, Riot relocated its mining operations to the Coinmint Facility for a number of benefits, the largest of which was to reduce overhead and take advantage of the more competitive electricity costs in the New York ISO market.

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

Hosting Agreement

On April 8, 2020, the Company entered into the Coinmint Agreement with Coinmint for co-location mining services at the Coinmint Facility. Coinmint operates of one of the largest digital currency data centers in North America and the Company believes this co-locating mining services arrangement can positively impact its power costs, and to eliminate the heat and environmental operating issues the Company faced at its former OKC Facility. The Company believes the Coinmint Agreement offers a cost-effective solution to the Company’s mining needs, and the Coinmint Facility has sufficient capacity and available electric power to allow the Company to potentially continue expand its total hash rate capacity beyond its current targets.

Index

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

COVID-19

The COVID-19 global pandemic has been unpredictable and unprecedented and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on the Company’s current assessment, however, the Company does not expect any material impact on its long-term development, its operations, or its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

Summary of Mining Results

The following table presents additional information about our cryptocurrency mining activities in coins and amounts ($ in thousands) at January 1, 2020 and June 30, 2020:

	Quantities (in coins)			Cryptocurrencies
	BTC	LTC	BCH	Amounts
Balance at January 1, 2020	514	3,449	1	$3,839
Revenue recognized from cryptocurrencies mined	508	21	-	4,280
Mining pool operating fees	-	-	-	(64)
Realized gain on exchange of cryptocurrencies	26	(3,471)	-	106
Impairment of cryptocurrencies	-	-	-	(989)
Cryptocurrencies received from sale of equipment	5	-	-	52
Balance at June 30, 2020	1,053	-	1	$7,224

Index

Results of Operations

Comparative Results for the Three Months Ended June 30, 2020 and 2019

Revenue for the three months ended June 30, 2020 and 2019, consisted of our cryptocurrency mining revenue of $1.9 million, and $2.4 million, respectively. The change in mining revenue was due to higher bitcoin values in the 2020 period, averaging $8,305 per coin as compared to $7,185 per coin in the 2019 period. Bitcoins produced in 2020 totaled 228 as compared to 316 in the 2019 period. The 2020 period production was also impacted by the May 2020 halving combined with the relocation of the Miners to the Coinmint Facility. During the 2020 period, we commenced mining with the 4,000 new more powerful S17 Pro Miners we acquired from Bitmain in December 2019, as compared to the older Bitmain Antminer S9 Miners previously used in 2019. Other revenue consisting of license fees was not significant in either period.

Cost of revenue for the three months ended June 30, 2020 and 2019 of $1.4 million and $1.6 million, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There were no significant changes in cost of revenue between the periods ended 2020 and 2019. During the 2020 period there were certain duplicated or excess costs, including the base rent for our OKC Facility as a result of the relocation of Miners from the OKC Facility to the Coinmint Facility.

Selling, general and administrative expenses in the three months ended June 30, 2020 and 2019, totaled $2.2 million in each period, respectively. Selling, general and administrative expenses consists of stock-based compensation, legal and professional fees and other personnel and related costs. During the 2020 period as compared to the 2019 period, stock-based compensation increased by $0.4 million following the late 2019 approval of the new equity plan and legal fees decreased by $0.3 million due primarily to the termination of the SEC investigation.

Depreciation and amortization expenses during the three months ended June 30, 2020 totaled $0.8 million, which is an increase of approximately $0.8 million, as compared to the three months ended June 30, 2019. The increase is primarily due to higher depreciation expenses recognized for our recently acquired cryptocurrency machines.

Impairment of long-term investments of $9.4 million recognized during the three months ended June 30, 2020 was recorded in connection with the impairment of our investment in Coinsquare”). As discussed in Note 7, Investments, to Part I, Item 1, of this Quarterly Report, the Company recorded this 100% impairment as a result of the OSC Order and Settlement Agreement in which Coinsquare and certain of its executives and directors admitted to violations of Ontario securities laws and / or conduct contrary to the public interest in connection with their operation of the Coinsquare Market.

During the three months ended June 30, 2020, we recognized income of approximately $1.4 million in connection with the reversal of our registration rights penalty.

During the three months ended June 30, 2019, we recognized expenses totaling $2.4 million to revalue our Senior Secured Convertible Notes (the “Notes”) and the related warrant liability to fair value at June 30, 2019. No such expense was recognized in the period ended June 30, 2020.

Interest income and interest expense was nominal for the three months ended June 30, 2020 and 2019.

There was no gain on exchange of cryptocurrencies for the three months ended June 30, 2020. For the three months ended June 30, 2019 the gain on sale of cryptocurrencies was approximately $0.6 million.

Other income for the three months ended June 30, 2020 was nominal. Other income for the three months ended June 30, 2019 was $0.7 million arising from the gain on extinguishment of debt.

Index

Comparative Results for the Six Months Ended June 30, 2020 and 2019

Revenue for the six months ended June 30, 2020 and 2019, consisted of our cryptocurrency mining revenue of $4.3 million, and $3.8 million, respectively. The change in mining revenue was primarily due to higher bitcoin values in the 2020 period, averaging $8,295 per coin as compared to $5,453 per coin in the 2019 period. Bitcoins produced in 2020 totaled 508 as compared to 646 in the 2019 period. The 2020 period production was also impacted by the May 2020 halving combined with the relocation to Coinmint. During the 2020 period we commenced mining with the new Bitmain Antminer S17 Miners as compared to the S9 older Miners used in 2019. Other revenue consisting of license fees was not significant in either period.

Cost of revenue for the six months ended June 30, 2020 and 2019 of $2.8 million and $3.1 million, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There were no significant changes in cost of revenue between the periods ended 2020 and 2019. During the 2020 period there were certain duplicated or excess costs, including the base rent for our OKC Facility as a result of the relocation from OKC to Coinmint.

Selling, general and administrative expenses in the six months ended June 30, 2020 totaled $6.0 million, which is approximately $0.6 million, or an 11% increase, as compared to $5.4 million in the 2019 period. Stock-based compensation increased by approximately $2.0 million for the six months ended June 30, 2020, as compared to the 2019 period. Legal fees decreased approximately $0.7 million due to additional legal matters associated with the litigation and SEC investigation matters in the 2019 period. Audit fees decreased approximately $0.3 million for the period ended June 30, 2020. Compensation related expense decreased by approximately $0.6 million due primarily to reduced personnel in the period ended June 30, 2020 and the compensation expense reported for Tess in the 2019 period, which in 2020 is no longer reported in our consolidated financial statements.

Depreciation and amortization expenses during the six months ended June 30, 2020 totaled $1.5 million, which is an increase of approximately $1.4 million, as compared to the six months ended June 30, 2019. The increase is primarily due to higher depreciation expenses recognized for our recently acquired cryptocurrency machines.

Impairment of long-term investments of $9.4 million recognized during the six months ended June 30, 2020 were recorded in connection with the impairment of our investment in Coinsquare. As discussed in Note 7, Investments, to Part I of this Quarterly Report, the Company recorded this 100% impairment as a result of the OSC Order and Settlement Agreement in which Coinsquare and certain of its executives and directors admitted to violations of Ontario securities laws and conduct contrary to the public interest in connection with their operation of the Coinsquare Market.

Impairment charges for cryptocurrencies was $1.0 million for the six months ended June 30, 2020, which was recorded to recognize an impairment of our cryptocurrencies during the period.

During the six months ended June 30, 2020, we recognized income of approximately $1.4 million in connection with the reversal of our registration rights penalty.

During the six months ended June 30, 2019, we recognized losses related to the issuance of the Notes totaling $6.2 million. We also recognized expenses totaling $6.8 million to revalue the Notes and the related warrant liability to fair value at June 30, 2019. No such expense was recognized in the period ended June 30, 2020.

For the six months ended June 30, 2020 and 2019, interest income and interest expense was nominal.

For the six months ended June 30, 2020 we recorded a gain on exchange of cryptocurrencies of approximately $0.1 million. For the six months ended June 30, 2019 the gain on sale of cryptocurrencies was $0.6 million.

Other income for the six months ended June 30, 2020 was nominal. Other income for the six months ended June 30, 2019 was $0.8 million arising from the gain on extinguishment of debt.

Index

Liquidity and Capital Resources

At June 30, 2020, we had working capital of approximately $15.9 million, which included cash and cash equivalents of $9.1 million. We reported a net loss of $14.9 million, during the six months ended June 30, 2020. The net loss included $13.4 million in non-cash items consisting of the impairment of our investment in Coinsquare of $9.4 million, stock-based compensation totaling $2.4 million, impairment to our cryptocurrencies of $1.0 million, depreciation and amortization totaling $1.5 million, and amortization of our right of use assets of $0.6 million, offset by $1.4 million for the reversal of our accrual for the registration rights penalty and $0.1 million related to the gain from the exchange of cryptocurrencies, net of other immaterial items. Subsequently, the Company received gross proceeds of approximately $29.7 million from the sale of approximately 10.8 million shares of common stock via the ATM Offering and approximately $1 million from the sale of 100 bitcoins. Accordingly, as of the date of this Quarterly Report, the Company has cash and cash equivalents of approximately $48 million.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with recent and potential future acquisitions, as well as public company, legal and administrative related expenses being incurred. We are closely monitoring our cash balances, cash needs and expense levels.

Halving

Further affecting the industry, and particularly for the bitcoin blockchain, the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000 and again to 12.5 on July 9, 2016 at block 420,000. Halving of bitcoin occurred May 11, 2020 at block 630,000 when the then current 12.5 reward reduced to 6.25. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

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

At-the-Market Offering

The Company entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) dated May 24, 2019 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $100.0 million in shares of the Company’s common stock through H.C. Wainwright, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (“ATM Offering”). All sales of the shares in connection with the ATM Offering have been made pursuant to an effective shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”). The Company pays H.C. Wainwright a commission of approximately 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement. The Company received proceeds on sales of 10,181,131 shares of common stock under the Sales Agreement of approximately $14.6 million (excluding commissions and expenses of $0.5 million) at a weighted average price of $1.44 during the six months ended June 30, 2020.

Operating Activities

Net cash used in operating activities was $10.9 million during the six months ended June 30, 2020. Cash was consumed from continuing operations by the loss of $14.9 million, less non-cash items of $13.4 million, consisting of the impairment of our investment in Coinsquare totaling $9.4 million, stock-based compensation totaling $2.4 million, impairment to our cryptocurrencies of $1.0 million, depreciation and amortization totaling $1.5 million, and amortization of our right of use assets of $0.6 million, offset by, $1.4 million for the reversal of our accrual for the registration rights penalty and $0.1 million related to the gain from the exchange of cryptocurrencies, net of other immaterial items., Cryptocurrencies increased by $4.2 million and prepaid expenses and other current assets decreased $1.2 million, offset by, a decrease in our lease liability of $0.6 million and a decrease in accounts payable and accrued expenses of $0.1 million.

Index

Net cash used in operating activities was $8.2 million during the six months ended June 30, 2019. Cash was consumed from continuing operations by the loss of $15.0 million, less non-cash items of $11.8 million, consisting of a loss on the issuance of our convertible notes of $6.2 million, the change in fair value of our convertible notes and the related warrant liability of $6.8 million, amortization of our right of use assets of $1.1 million, stock-based compensation totaling $0.4 million, and depreciation and amortization totaling $47,000, offset by a $1.1 million gain recognized on the deconsolidation of Tess, a gain on extinguishment of notes, interest and accounts payable totaling $0.8 million, the amortization of license fee revenue totaling $48,000 and a gain from the sale of our digital currencies of $0.6 million. Digital currencies increased by $3.8 million, offset by, a decrease in the lease liability of $1.2 million, a decrease in accounts payable and accrued expenses of $1.0 million, and a decrease in prepaid expenses and other current assets of $0.9 million, primarily due to the amortization of our directors and officers life insurance premiums.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 was $6.9 million, consisting of deposits on equipment of $5.5 million, purchases of property and equipment of $1.4 million, offset by proceeds received from the sale of property and equipment of $0.1 million.

Net cash provided by investing activities during the six months ended June 30, 2019 was $3.2 million, primarily consisting of proceeds from the sale of digital currencies of $3.2 million.

Financing Activities

Net cash provided by financing activities was $13.9 million during the six months ended June 30, 2020, which consisted of net proceeds from the issuance of our common stock in connection with our ATM Offering of $14.1 million, offset by the repurchase of common stock to pay director and employee withholding taxes of $0.2 million.

Net cash provided by financing activities was $20.9 million during the six months ended June 30, 2019, which consisted of net proceeds from the issuance of our common stock in connection with our ATM Offering of $18.9 million, the proceeds received from the issuance of our Notes and Warrants of $3.0 million, offset by the repayment of the principal balance related to our agreement with BMSS of $1.0 million, net of the $0.3 million gain recorded on extinguishment of the notes principal balance.

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

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the condensed interim consolidated financial statements at June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

Index

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of June 30, 2020, we concluded that our internal control over financial reporting are not effective due to the following material weaknesses identified:

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

Index

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

Modifications to the authorized signers and access to complete electronic funds transfers from the Company’s bank accounts were made in July 2020 and August 2020. These modifications enhance segregation of duties relating to the execution and recording of cash transactions. Due to these enhancements, we believe the related material weakness will be considered remediated as of September 30, 2020.

We believe that these actions will remediate the material weaknesses. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this report under Part I, Item 1., Financial Statements in Note 10, commitments and contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the heading “Risk Factors” included in Part I, Item 1A of our 2019 Annual Report, and those disclosed under Part II, Item 1A of our Quarterly Report for the period ended March 31, 2020, filed on May 5, 2020 (the “Q1 2020 Quarterly Report”), as well as those we may disclose in subsequent filings with the SEC. For the period ended June 30, 2020, there have been no material changes to those risk factors disclosed in our 2019 Annual Report and Q1 2020 Quarterly Report.

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

Index

EXHIBIT	DESCRIPTION
10.06

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD and Riot Blockchain, Inc., dated as of May 6, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed May 12, 2020)

10.07

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD and Riot Blockchain, Inc., dated as of June 1, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 5, 2020)

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

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 * Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Castle Rock, Colorado on August 10, 2020.

Riot Blockchain, Inc. (Registrant)

Dated: August 10, 2020	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)