Form 10-Q
period 2020-09-30
Riot Blockchain, Inc.
filed 2020-11-09
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of no par value common stock outstanding as of November 6, 2020 was 50,927,171.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, no par value	RIOT	Nasdaq Capital Market

RIOT BLOCKCHAIN, INC.

Index

RIOT BLOCKCHAIN, INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Blockchain, Inc.,” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

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

•

our recent transition to a co-location arrangement for operating our miners;

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

•

our strategic decision to concentrate on and make capital investments in cryptocurrency mining; and

•

legal proceedings and/or regulatory action to which we are subject, or associated with, including actions by private plaintiffs and the U.S. Securities and Exchange Commission (“SEC”), for which we may face significant potential liability that may not be adequately covered by insurance or indemnity.

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

Index

PART I — FINANCIAL INFORMATION

Item 1. Condensed Interim Consolidated Financial Statements (Unaudited)

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$30,086	$7,440
Prepaid expenses and other current assets	1,516	1,349
Cryptocurrencies	8,987	3,839
Total current assets	40,589	12,628
Property and equipment, net	8,568	5,051
Right of use assets	-	367
Deposits on equipment	12,803	1,449
Long-term investments	310	9,723
Security deposits	-	703
Patents, net	361	459
Total assets	$62,631	$30,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$780	$717
Accrued expenses	383	2,187
Operating lease liability, current portion	-	368
Deferred revenue, current portion	97	97
Total current liabilities	1,260	3,369

Deferred revenue, less current portion	703	776
Total liabilities	1,963	4,145

Commitments and contingencies - Note 10

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 4,199 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively, liquidation preference over common stock, equal to carrying value	22	22
Common stock, no par value; 170,000,000 shares authorized; 48,922,790 and 25,082,872 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	294,475	243,458
Accumulated deficit	(233,822)	(217,238)
Total Riot Blockchain stockholders' equity	60,675	26,242
Non-controlling interest	(7)	(7)
Total stockholders' equity	60,668	26,235
Total liabilities and stockholders' equity	$62,631	$30,380

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Revenue, net - cryptocurrency mining	$2,437	$1,715	$6,717	$5,564
License fees	25	25	73	73
Total Revenue	2,462	1,740	6,790	5,637

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	1,302	1,476	4,149	4,535
Selling, general and administrative	2,000	1,762	7,964	7,140
Depreciation and amortization	1,267	24	2,761	71
Impairment of long-term investment	-	-	9,413	-
Impairment of cryptocurrencies	-	372	989	372
Total costs and expenses	4,569	3,634	25,276	12,118
Operating loss	(2,107)	(1,894)	(18,486)	(6,481)

Other income (expense):
Loss on issuance of convertible notes, common stock and warrants	-	-	-	(6,155)
Change in fair value of warrant liability	-	-	-	(2,870)
Change in fair value of convertible notes	-	-	-	(3,895)
Reversal of registration rights penalty	-	-	1,358	-
Gain on deconsolidation of Tess	-	-	-	1,139
Gain (loss) on sale of equipment	(5)	-	31	-
Interest income	12	-	27	-
Interest expense	-	(4)	-	(119)
Other income	(2)	40	(5)	854
Realized gain on exchange of cryptocurrencies	385	24	491	665
Total other income (expense)	390	60	1,902	(10,381)

Net loss	(1,717)	(1,834)	(16,584)	(16,862)

Net loss attributable to non-controlling interest	-	-	-	221

Net loss attributable to Riot Blockchain	$(1,717)	$(1,834)	$(16,584)	$(16,641)

Basic and diluted net loss per share:	$(0.04)	$(0.08)	$(0.46)	$(0.93)

Basic and diluted weighted average number of shares outstanding	44,773,870	23,371,856	36,017,927	17,971,541

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30,

2020 and 2019

(in thousands, except for share and per share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of July 1, 2020	4,199	$22	36,559,279	$259,899	$(232,105)	$27,816	$(7)	$27,809
Delivery of common stock underlying restricted stock units, net of tax withholding settlement	-	-	93,913	(130)	-	(130)	-	(130)
Delivery of common stock underlying restricted stock units for consulting and advisory services	-	-	40,634	-	-	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,028,964	33,851	-	33,851	-	33,851
Issuance of common stock related to exercise of warrant	-	-	200,000	388	-	388	-	388
Stock-based compensation	-	-	-	467	-	467	-	467
Net loss	-	-	-	-	(1,717)	(1,717)	-	(1,717)
Balance as of September 30, 2020	4,199	$22	48,922,790	$294,475	$(233,822)	$60,675	$(7)	$60,668

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders' equity
	Shares	Amount	Shares	Amount	deficit	equity	interest	(deficit)
Balance as of July 1, 2019	4,999	$26	22,625,111	$238,083	$(212,006)	$26,103	$35	$26,138
Preferred stock converted to common stock	(800)	(4)	800	4	-	-	-	-
Stock-based compensation	-	-	-	81	-	81	-	81
Issuance of common stock, net of offering costs/At-the-market offering	-	-	1,580,484	3,806	-	3,806	-	3,806
Net loss	-	-	-	-	(1,834)	(1,834)	-	(1,834)
Balance as of September 30, 2019	4,199	$22	24,206,395	$241,974	$(213,840)	$28,156	$35	$28,191

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Stockholders’ Equity - Continued

Nine Months Ended September 30,

2020 and 2019

(in thousands, except for share and per share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2020	4,199	$22	25,082,872	$243,458	$(217,238)	$26,242	$(7)	$26,235
Issuance of common stock to settle executive compensation	-	-	122,377	175	-	175	-	175
Delivery of common stock underlying restricted stock units to settle executive compensation	-	-	5,000	-	-	-	-	-
Delivery of common stock underlying restricted stock units, net of tax withholding settlement	-	-	1,461,812	(352)	-	(352)	-	(352)
Delivery of common stock underlying restricted stock units for consulting and advisory services	-	-	40,634	-	-	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	22,210,095	47,958	-	47,958	-	47,958
Issuance of common stock related to exercise of warrant	-	-	200,000	388	-	388	-	388
Cancellation of Prive Escrow shares	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	2,848	-	2,848	-	2,848
Net loss	-	-	-	-	(16,584)	(16,584)	-	(16,584)
Balance as of September 30, 2020	4,199	$22	48,922,790	$294,475	$(233,822)	$60,675	$(7)	$60,668

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2019	13,000	$69	14,519,058	$202,917	$(197,199)	$5,787	$(1,296)	$(4,491)
Delivery of common stock underlying restricted stock units	-	-	106,251	-	-	-	-	-
Common stock issued with convertible notes	-	-	150,000	255	-	255	-	255
Common stock issued in connection with conversion of notes payable	-	-	1,813,500	10,226	-	10,226	-	10,226
Reclassification of warrant liability to equity	-	-	-	5,439	-	5,439	-	5,439
Preferred stock converted to common stock	(8,801)	(47)	8,801	47	-	-	-	-
Stock-based compensation	-	-	-	431	-	431	-	431
Issuance of common stock, net of offering costs/At-the-market offering	-	-	7,608,785	22,659	-	22,659	-	22,659
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(221)	(221)
Deconsolidation of Tess	-	-	-	-	-	-	1,552	1,552
Net loss	-	-	-	-	(16,641)	(16,641)	-	(16,641)
Balance as of September 30, 2019	4,199	$22	24,206,395	$241,974	$(213,840)	$28,156	$35	$28,191

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Index

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(16,584)	$(16,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,848	431
Depreciation and amortization	2,761	70
Amortization of license fee revenue	(73)	(73)
Amortization of right of use assets	367	1,727
Impairment of long-term investment	9,413	-
Impairment of cryptocurrencies	989	372
Loss on issuance of convertible notes, common stock and warrants	-	6,155
Change in fair value of convertible notes	-	3,895
Change in fair value of warrant liability	-	2,870
Gain on deconsolidation of Tess	-	(1,139)
Reversal of registration rights penalty	(1,358)	-
Gain on extinguishment of accounts payable, other liabilities and accrued expenses	-	(843)
Realized gain on exchange of cryptocurrencies	(491)	(665)
Gain on sale of equipment	(31)	-
Accrued interest on Verady investment	-	(20)
Changes in assets and liabilities:
Prepaid expenses and other current assets	536	(756)
Cryptocurrencies - mining, net of mining pool operating fees	(6,623)	(5,453)
Accounts payable	63	(1,798)
Accrued expenses	(271)	882
Lease liability	(368)	(1,725)
Net cash used in operating activities	(8,822)	(12,932)

Cash flows from investing activities
Proceeds from sale of cryptocurrencies	1,029	3,196
Proceeds from sale of equipment	96	-
Deposits on equipment	(11,354)	-
Purchases of property and equipment	(6,265)	(9)
Patent costs incurred	(31)	(26)
Net cash (used in) provided by investing activities	(16,525)	3,161

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	3,000
Repayment of notes payable and other obligations	-	(950)
Proceeds from the issuance of common stock / At-the-market offering	49,551	23,611
Offering costs for the issuance of common stock / At-the-market offering	(1,594)	(952)
Proceeds from exercise of common stock warrants	388	-
Repurchase of common shares to pay employee withholding taxes	(352)	-
Net cash provided by financing activities	47,993	24,709

Net increase in cash and cash equivalents	22,646	14,938
Cash and cash equivalents at beginning of period	7,440	225
Cash and cash equivalents at end of period	$30,086	$15,163

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock to settle previously accrued executive compensation	$175	-
Cryptocurrencies received from sale of equipment	$52	-
Conversion of notes payable to common stock	$-	$10,226
Reclassification of warrant liability to equity	$-	$5,439
Conversion of preferred stock to common stock	$-	$47
Common stock issued in connection with conversion of notes payable	$-	255
Cryptocurrencies used to purchase miners	$-	$99

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

Mining equipment:

The Company’s current focus is on its cryptocurrency mining operation, and during the nine months ended September 30, 2020, it completed a full network upgrade of its Miners with the objective to increase the Company’s operational efficiency and performance. The Company’s Miners are being operated pursuant to a co-location mining services agreement with Coinmint, LLC (“Coinmint”) at Coinmint’s facility in New York (the “Coinmint Facility”).

As previously disclosed the Company has recently entered into four additional purchase agreements with Bitmain for the acquisition of 16,600 model (110 TH/s) S19-Pro Antminers for an aggregate purchase price of $37.2 million, payable in installments. The Company expects delivery of the first 3,500 of these new miners to occur in the fourth quarter 2020, with the remaining 13,100 miners to be delivered in monthly installments starting during the first half of 2021.

Note 2. Liquidity and Financial Condition

At September 30, 2020, the Company had approximate balances of cash and cash equivalents of $30.1 million, cryptocurrencies of $9.0 million, working capital of $39.3 million, total stockholders' equity of $60.7 million and an accumulated deficit of $233.8 million. To date, the Company has, in large part, relied on equity and debt financing to fund its operations.

As of September 30, 2020, the Company has executed purchase agreements for the purchase of Miners from Bitmain for a total of 16,600 new S19 Pro miners. The purchase commitment totals $37.2 million, with $12.8 million in deposits paid and the remaining $24.4 million due to be paid over the delivery schedule through the second quarter of 2021.

2019 ATM Offering

As disclosed in Note 8, the Company entered into an At-The-Market Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), dated May 24, 2019 (the “Sales Agreement”), relating to the sale by the Company through its sales agent, H.C. Wainwright, of up to $100.0 million in shares of the Company’s common stock from time to time in an at-the-market offering (“2019 ATM Offering”). All sales of the Company’s common stock in the 2019 ATM Offering were made pursuant to the prospectus forming a part of the Company’s shelf registration statement on Form S-3, as amended (Registration No. 333-226111), which was declared effective as of May 8, 2019 (the “2019 Registration Statement”).

The Company received proceeds on sales of 22,210,095 shares of common stock under the Sales Agreement of approximately $49.6 million (excluding commissions and expenses of $1.6 million), at a weighted average price of $2.23 per share, during the nine months ended September 30, 2020. According to the terms of the Sales Agreement, the Company paid H.C. Wainwright a commission of 3.0% of the aggregate gross proceeds the Company received from sales of its common stock in the 2019 ATM Offering.

2020 ATM Offering

As of October 15, 2020, the Company and H.C. Wainwright entered into the first amendment to the Sales Agreement (the “First Amendment to the Sales Agreement”). Pursuant to the First Amendment to the Sales Agreement, the Company may sell, through H.C. Wainwright as its sales agent, up to $100.0 million in shares of the Company’s common stock from time to time in an at-the-market offering (the “2020 ATM Offering”). According to the First Amendment to the Sales Agreement, the Company shall pay H.C. Wainwright a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of its common stock in the 2020 ATM Offering.

Sales of shares of the Company’s common stock in the 2020 ATM Offering will be made pursuant to the prospectus and prospectus supplement filed with and forming a part of the Company’s shelf registration statement on Form S-3 (Registration No. 333-249356), filed with the SEC on October 7, 2020 and declared effective as of October 15, 2020 (the “2020 Registration Statement”).

Termination of 2019 ATM Offering

Effective as of October 15, 2020, the Company and H.C. Wainwright terminated the 2019 ATM Offering and replaced it with the 2020 ATM Offering under the terms of the First Amendment to the Sales Agreement. As of its termination, the Company had cumulatively sold 30.6 million shares of its common stock, for an aggregate gross sales price of approximately $74 million pursuant to the 2019 ATM Offering. With the termination of the 2019 ATM Offering, no additional securities will be sold by the Company pursuant to the prospectus supplement relating to the 2019 Registration Statement.

COVID-19

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

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 3. Basis of presentation, summary of significant accounting policies and recent accounting pronouncements

Basis of presentation and principles of consolidation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Amounts are in thousands except for share, per share and miner amounts.

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

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Since the Company has net losses attributable to Riot Blockchain, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share at September 30, 2020 and 2019 because their inclusion would be anti-dilutive are as follows:

	September 30,
	2020	2019
Warrants to purchase common stock	3,354,257	3,574,257
Options to purchase common stock	12,000	12,000
Escrow shares	-	200,000
Unvested restricted stock awards	1,217,893	38,917
Convertible Series B preferred shares	4,199	4,199
Total	4,588,349	3,829,373

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.

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

Note 5. Cryptocurrencies

The following table presents additional information about cryptocurrencies (in thousands):

Beginning balance, January 1, 2020	$3,839
Revenue recognized from cryptocurrencies mined	6,717
Mining pool operating fees	(94)
Proceeds from sale of cryptocurrencies	(1,029)
Realized gain on sale/exchange of cryptocurrencies	491
Impairment of cryptocurrencies	(989)
Cryptocurrencies received from sale of equipment	52
Ending balance, September 30, 2020	$8,987

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
	(Unaudited)
Miners	$11,135	$5,010
Leasehold improvements	-	38
Office and computer equipment	83	103
Total cost of property and equipment	11,218	5,151
Less accumulated depreciation	(2,650)	(100)
Property and equipment, net	$8,568	$5,051

During the three months ended September 30, 2020, the Company received 2,040 new next generation S19 and S19 Pro Miners from Bitmain at the Coinmint Facility and the related $4.5 million prepayment recorded as a deposit was reclassified as of September 30, 2020 to property and equipment.

Depreciation and amortization expense totaled approximately $1.3 million (including $0.1 million of patent amortization) for the three months ended September 30, 2020. Depreciation and amortization expense was nominal for the three months ended September 30, 2019. Depreciation and amortization expense totaled approximately $2.8 million (including $0.1 million of patent amortization) for the nine months ended September 30, 2020. Depreciation and amortization expense was nominal for the nine months ended September 30, 2019. Depreciation is computed on the straight-line basis for the periods the assets are in service.

As of September 30, 2020, the Company has executed purchase agreements for the purchase of Miners from Bitmain for a total of 16,600 new S19 Pro miners, to be delivered beginning in the fourth quarter of 2020. A summary of the purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) is summarized as follows (dollars in thousands):

Agreement Date	Contractual Obligation	Deposits Paid	Expected Shipping
June 1, 2020	$2,293	$2,293	Fourth Quarter 2020
August 12, 2020	17,549	7,085	First - Second Quarter 2021
August 25, 2020	11,187	3,356	First - Second Quarter 2021
September 30, 2020	6,124	-	Fourth Quarter 2020
Freight and other costs	-	69
Total	$37,153	$12,803

* Pursuant to the Company’s agreements with Bitmain, the Company is responsible for all shipping charges incurred in connection with the delivery of the Miners.

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

Accordingly, the Company determined there were indicators that would cause a 100% impairment of the Coinsquare investment and observed price changes, which was recorded as of June 30, 2020. The Company therefore recorded an impairment expense of $9.4 million for its investment in Coinsquare during the nine months ended September 30, 2020, as reflected in the accompanying unaudited condensed interim consolidated statements of operations.

During the quarter ended September 30, 2020, the Company notified Coinsquare that based upon the OSC settlement related issues, it is evaluating all options to recover its investment in Coinsquare and the Company has engaged Canadian based litigation counsel to assist with this matter.

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Verady

The investment in Verady, Inc. (“Verady”) is valued at cost, less any impairment, plus or minus changes resulting from observable price changes. During the nine months ended September 30, 2020 the investment in Verady totaled approximately $0.2 million, and the Company determined there were no indicators that would cause an impairment. There were no price changes in orderly transactions for identical or similar investments in Verady.

Tess

As of September 30, 2020, and December 31, 2019, the fair value of the TessPay Inc. shares owned by the Company is approximately $0.1 million, calculated based upon the April 10, 2019 funding price.

Note 8. Stockholders’ Equity

At-the-Market Equity Offering:

During the nine months ended September 30, 2020, the Company received proceeds under the Sales Agreement of approximately $49.6 million (excluding commissions and expenses of $1.6 million), at a weighted average price of $2.23 per share, from sales of 22,210,095 shares of its common stock sold pursuant to the 2019 ATM Offering. The Company paid H.C. Wainwright a commission of 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement.

As previously disclosed, effective as of October 15, 2020, the Company entered into the First Amendment to the Sales Agreement with H.C. Wainwright relating to the Company’s 2020 ATM Offering. Pursuant to the 2020 ATM Offering, the Company may sell, through H.C. Wainwright as its sales agent, up to $100.0 million in shares of the Company’s common stock from time to time on an at-the-market basis pursuant to the prospectus and prospectus supplement filed with and forming a part of the 2020 Registration Statement. According to the terms of the First Amendment to the Sales Agreement, the Company pays H.C. Wainwright a commission of up to 3.0% of the aggregate gross proceeds the Company receives from sales of shares of its common stock in the 2020 ATM Offering.

As part of the First Amendment to the Sales Agreement, the Company and H.C. Wainwright agreed to terminate the 2019 ATM Offering and replace it with the 2020 ATM Offering. Accordingly, effective as of October 15, 2020, the 2019 ATM Offering was terminated and no additional sales may be made pursuant to the 2019 ATM Offering.

Common Stock:

During the nine months ended September 30, 2020, the 200,000 shares of common stock held in escrow under the Escrow Deposit Agreement were voided and cancelled. See Note 4.

During the nine months ended September 30, 2020, 122,377 shares of common stock were issued to a Company executive under an employment agreement in settlement of $175,000 of previously accrued compensation under the Company’s 2019 Riot Blockchain, Inc. Equity Incentive Plan (the “Equity Plan”), and 5,000 shares of common stock were issued in settlement of fully vested restricted stock rights previously granted and previously expensed under the Company’s 2017 Equity Incentive Plan.

During the nine months ended September 30, 2020, 1,638,467 shares of common stock were issued to members of the Company’s board of directors, officers and employees of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s Equity Plan. The Company withheld 176,655 of these shares at a fair value of approximately $0.35 million, to cover the withholding taxes related to the settlement of these restricted stock units.

During the nine months ended September 30, 2020, the Company issued 40,634 shares of its common stock to a consultant and advisors in settlement of fully vested restricted stock units granted under its Equity Plan.

On August 20, 2020, the Company issued 200,000 shares of its common stock related to the exercise of 200,000 common stock warrants for cash of approximately $0.4 million or $1.94 per share.

Note 9. Stock Options, Warrants and Restricted Common Stock

Stock based compensation:

The Company’s stock-based compensation expenses recognized during the three and nine months ended September 30, 2020 and 2019, were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed interim consolidated statements of operations.

The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2020 and 2019, granted under the Equity Plan, from the following categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock awards under the Plan	$467	$81	$2,848	$373
Stock option awards under the Plan	-	-	-	58
Total stock-based compensation	$467	$81	$2,848	$431

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Restricted common stock awards:

A summary of the Company’s unvested restricted common stock awards activity in the nine months ended September 30, 2020 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	1,524,499	$1.37
Vested	(1,850,965)	$1.36
Granted	1,544,359	$1.27
Unvested at September 30, 2020	1,217,893	$1.27

On February 7, 2020, the Company issued 122,377 shares of common stock under a February 2019 employment agreement as disclosed above, and 5,000 vested restricted stock units to the Company’s Chief Executive Officer pursuant to the Equity Plan.

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

The total fair value of restricted stock rights granted during the nine months ended September 30, 2020 was approximately $2.0 million. The fair value of each restricted stock right was based upon the closing stock price on the grant date.

The fair value of restricted stock rights is measured based on their fair value on the date of grant and amortized over the vesting period of twelve to twenty-four months. As of September 30, 2020, there was approximately $0.8 million of unrecognized compensation cost related to unvested restricted common stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.6 months.

Stock incentive plan options:

As of September 30, 2020, 12,000 stock options were outstanding under the Equity Plan, with a weighted average exercise price of $4.09, and a weighted average remaining contractual term of approximately 3.0 years. The stock options are 100% vested with zero intrinsic value.

Other common stock purchase warrants:

Following is a summary of outstanding warrants that were issued outside of the Equity Plan for the nine months ended September 30, 2020:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,574,257	$19.48	2.9	$-
Exercised	(200,000)	$1.94	-
Forfeited	(20,000)	$3.50	-
Outstanding at September 30, 2020	3,554,257	$20.62	2.1	$1,298,189

Exercisable at September 30, 2020	3,554,257	$20.62	2.1	$1,298,189

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on September 30, 2020 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders exercised their warrants on September 30, 2020.

Index

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 10. Commitments and Contingencies

Commitments:

Coinmint Co-location Mining Services Agreement

On April 8, 2020, the Company entered into an agreement with Coinmint, (the “Coinmint Agreement”), pursuant to which Coinmint agreed to provide up to approximately 9.5 MW of power and to perform all maintenance necessary to operate Riot’s miners at the Coinmint facility. In exchange, Coinmint is reimbursed for direct production expenses and receives a performance fee based on the net cryptocurrencies generated by Riot’s miners deployed at the Coinmint facility. The initial term of the Coinmint Agreement was six months with automatic renewals for subsequent three (3) month terms until and unless terminated as provided in the agreement.

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

Operating Leases

At September 30, 2020, the Company did not have any significant operating lease liabilities or right of use assets.

The following summarizes quantitative information about the Company’s operating leases (dollars in thousands):

Lease cost	Nine Months Ended September 30, 2020
Operating lease cost	$1,240
Variable lease cost	1,040
Operating lease expense	2,280
Short-term lease rent expense	9
Total rent expense	$2,289

Other information
Operating cash flows from operating leases	$1,207
Right of use assets exchanged for new operating lease liabilities	$-
Weighted-average remaining lease term – operating leases	-
Weighted-average discount rate – operating leases	0%

Rent expense including electric power costs, recorded on a straight-line basis, was approximately $0 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense including electric power costs, recorded on a straight-line basis, was approximately $2.3 million (up to lease termination as of June 30, 2020) and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company's officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until January 14, 2021 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

Indemnification Demands

On April 3, 2020, a complaint was filed against Riot Blockchain, Inc. (“Riot”) by Barry C. Honig and GRQ Consultants, Inc. (“GRQ”) in the United States District Court for the Southern District of New York, Honig v. Riot Blockchain, Inc., Case No. 20-cv-02808-NRB. Mr. Honig and GRQ allege that Riot has failed to indemnify them pursuant to terms of the Securities Purchase Agreement (“SPA”) and Registration Rights Agreement (“RRA”), both dated March 16, 2017. Mr. Honig and GRQ allege declaratory judgment and breach of contract claims, seeking fees and expenses they incurred in connection with litigation and a SEC investigation involving Riot. On July 9, 2020, Riot filed a motion to dismiss both of the claims, which has been fully briefed. The court heard oral argument on the motion on October 29, 2020.

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

Kashwise Demand

On February 18, 2020, the Company received a demand letter from Kashwise Global Funding, Inc. (“Kashwise”) for the payment of fees pursuant to an alleged arrangement between the Company and Kashwise in connection with the January 2019 private exempt offering of the Company’s securities to a group of accredited investors (the “Kashwise Demand”). The Company timely responded to the Kashwise Demand; however, on April 13, 2020, Kashwise Global Funding Solutions, Inc. filed suit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Kashwise Suit”) alleging substantially similar claims as in the Kashwise Demand. The Company has removed the Kashwise Suit to Federal District Court in and for the Southern District of Florida where it remains pending with a scheduled trial date (if not delayed by the COVID-19) pandemic in June of 2021. The Company continues to vigorously dispute the allegations made in the Kashwise Suit and the parties are in the midst of the formal discovery period. However, because this litigation is still in an early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

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

On March 9, 2020, the U.S. District Court for the Southern District of New York entered final consent judgments against Mr. O’Rourke as well as other individuals and entities, some of whom were previously disclosed by the Company as beneficial owners. This settlement order followed a prior bifurcated settlement on July 10, 2019, with respect to other subjects of the SEC’s complaint. Without admitting or denying the SEC’s allegations, the defendants agreed to pay disgorgement, prejudgment interest and civil penalties.

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

Note 11. Subsequent Events:

Financing

Subsequent to September 30, 2020, in connection with the Company’s Sales Agreement with H.C. Wainwright, the Company received gross proceeds of approximately $8.1 million from the sale of 2.0 million shares of common stock via the 2020 ATM Offering sold pursuant to the prospectus relating to the 2020 Registration Statement (Registration No. 333-249356).

ATM Sales Agreement

As disclosed under Note 2, Liquidity and Financial Resources, effective as of October 15, 2020, the Company and H.C. Wainwright entered into the First Amendment to the Sales Agreement, relating to the sale by the Company via its sales agent, H.C. Wainwright, of up to $100.0 million in shares of the Company’s common stock in the 2020 ATM Offering. Effective as of October 15, 2020, the Company and H.C. Wainwright terminated the 2019 ATM Offering and replaced it with the 2020 ATM Offering pursuant to the First Amendment to the Sales Agreement. Accordingly, as of October 15, 2020, no further sales of shares of the Company’s common stock may be made pursuant to the 2019 ATM Offering.

Delivery of Miners

Subsequent to September 30, 2020, the Company received and deployed at the Coinmint facility 1,003 next generation S19 Pro Miners purchased from Bitmain.

Sale of Cryptocurrencies

Subsequent to September 30, 2020, the Company sold 100 bitcoins generating total cash proceeds of approximately $1.55 million.

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

Overview

The Company’s current focus is on its cryptocurrency mining operation, and during the nine months ended September 30, 2020, it completed a full network upgrade of its Miners with the objective to increase the Company’s operational efficiency and performance.

In December 2019, Riot procured 4,000 model S17 Pro Miners from Bitmain, which were fully deployed at its former Oklahoma City, Oklahoma mining facility (the “OKC Facility”), increasing Riot’s overall hash rate capacity to approximately 240 Ph/s in the first quarter of 2020. During the second quarter of 2020, Riot purchased 1,040 model S19 Miners and 2,000 model S19 Pro Miners from Bitmain. 2,040 of the new miners were received and deployed during the third quarter of 2020 and the remainder during the fourth quarter of 2020, resulting in an estimated aggregate hash rate capacity of approximately 566 Ph/s, representing a 460% increase over the Company’s 2019 hash rate capacity.

The Company recently entered into three additional purchase agreements with Bitmain for the acquisition of 15,600 model S19 Pro (110 Th/s) Miners for an aggregate purchase price of $34.9 million, payable in installments as described in the agreements as disclosed. The Company expects delivery of the first 2,500 of these new S19 Pro Miners to occur in December 2020, with the remaining 13,100 S19 Pro Miners to be delivered in monthly installments during the first half of 2021.

With the full deployment of these 15,600 additional S19 Pro Miners, Riot’s total fleet will comprise 22,640 total Miners that have substantially greater hash rate capacities and use electric power more efficiently than the model S9 Miners Riot previously operated. Combined with the previously disclosed purchases of Miners from Bitmain, the Company now expects to achieve a total hash rate capacity of 2.3 Eh/s by June 2021, with 22,640 total Miners deployed, representing a 2,176% increase over the Company’s 2019 hash rate capacity.

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

Summary of Mining Results

The following table presents additional information about our cryptocurrency mining activities in coins and amounts ($ in thousands) at January 1, 2020 and September 30, 2020:

	Quantities (in coins)			Cryptocurrencies
	BTC	LTC	BCH	Amounts
Balance at January 1, 2020	514	3,449	1	$3,839
Revenue recognized from cryptocurrencies mined	730	21	-	6,717
Mining pool operating fees	-	-	-	(94)
Proceeds from sale of cryptocurrencies	(100)	-	-	(1,029)
Realized gain on sale/exchange of cryptocurrencies	26	(3,470)	-	491
Impairment of cryptocurrencies	-	-	-	(989)
Cryptocurrencies received from sale of equipment	5	-	-	52
Balance at September 30, 2020	1,175	-	1	$8,987

Index

Results of Operations Comparative Results for the Three Months Ended September 30, 2020 and 2019

Revenue for the three months ended September 30, 2020 and 2019, consisted of our cryptocurrency mining revenue of $2.4 million, and $1.7 million, respectively. The change in mining revenue was due to slightly higher bitcoin values in the 2020 period, averaging $10,823 per coin as compared to $10,462 per coin in the 2019 period. Bitcoins produced in 2020 totaled 222 as compared to 157 in the 2019 period. The 2020 period production was impacted by the May 2020 halving. During the 2020 period, we were mining with the 7,040 new more powerful model S17 Pro, S19 and S19 Pro Miners acquired from Bitmain, as compared to the older model S9 Miners previously used in 2019. Other revenue consisting of license fees was not significant in either period.

Cost of revenue for the three months ended September 30, 2020 and 2019 of $1.3 million and $1.5 million, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There were no significant changes in cost of revenue between the periods ended 2020 and 2019. During the 2019 period, production was at the OKC Facility and the 2020 period production was at the Coinmint Facility.

Selling, general and administrative expenses during the three months ended September 30, 2020 and 2019, totaled $2.0 million and $1.8 million, respectively. Selling, general and administrative expenses consists of stock-based compensation, legal and professional fees and other personnel and related costs. During the 2020 period as compared to the 2019 period, compensation expenses decreased by $0.2 million due primarily to employee reductions, stock-based compensation increased by $0.4 million following the late 2019 approval of the new equity plan and legal fees increased by $0.3 million due primarily to higher litigation related expenses in the 2020 period net of the prior termination of the SEC investigation and general overhead expenses in the 2020 period were less due to less travel, the closure of the OKC facility and the discontinuance of RiotX.

Depreciation and amortization expenses during the three months ended September 30, 2020 totaled $1.3 million, which is an increase of approximately $1.2 million, as compared to the three months ended September 30, 2019. The increase is primarily due to higher depreciation expenses recognized for our recently acquired Miners.

Interest income and interest expense was nominal for the three months ended September 30, 2020 and 2019.

During the three months ended September 30, 2020 we recorded a gain on exchange of cryptocurrencies of approximately $0.4 million. For the three months ended September 30, 2019 the gain on sale of cryptocurrencies was nominal.

Other income for the three months ended September 30, 2020 and 2019 was nominal.

Index

Comparative Results for the Nine Months Ended September 30, 2020 and 2019

Revenue for the nine months ended September 30, 2020 and 2019, consisted of our cryptocurrency mining revenue of $6.7 million, and $5.6 million, respectively. The change in mining revenue was primarily due to higher bitcoin values in the 2020 period, averaging $9,064 per coin as compared to $6,434 per coin in the 2019 period. Bitcoins produced in 2020 totaled 730 as compared to 803 in the 2019 period. The 2020 period production was also impacted by the May 2020 halving combined with the relocation to the Coinmint Facility. During the 2020 period, we commenced mining with the new model S17 Pro, S19 and S19 Pro Miners as compared to the older S9 Miners used in 2019. Other revenue consisting of license fees was not significant in either period.

Cost of revenue for the nine months ended September 30, 2020 and 2019 of $4.1 million and $4.5 million, respectively, consisted primarily of direct production costs of the mining operations, including rent and utilities, but excluding depreciation and amortization which are separately stated. There were no significant changes in cost of revenue between the periods ended 2020 and 2019. During the 2019 period, production was at the OKC Facility and the 2020 period there were certain duplicated or excess costs, including the base rent for our OKC Facility as a result of the relocation from OKC to Coinmint.

Selling, general and administrative expenses during the nine months ended September 30, 2020 totaled $8.0 million, which is approximately $0.8 million, or an 11.5% increase, as compared to $7.1 million in the 2019 period. Stock-based compensation increased by approximately $2.4 million for the nine months ended September 30, 2020, as compared to the 2019 period. Legal fees decreased approximately $0.4 million due to additional legal matters associated with the litigation and SEC investigation matters in the 2019 period. Audit fees decreased approximately $0.3 million for the nine months ended September 30, 2020. Compensation related expense decreased by approximately $0.8 million due primarily to reduced personnel in the period ended September 30, 2020 and the compensation expense reported for Tess in the 2019 period, which in 2020 is no longer reported in our consolidated financial statements.

Depreciation and amortization expenses during the nine months ended September 30, 2020 totaled $2.8 million, which is an increase of approximately $2.7 million, as compared to the nine months ended September 30, 2019. The increase is primarily due to higher depreciation expenses recognized for our recently acquired Miners.

Impairment of long-term investments of $9.4 million recognized during the nine months ended September 30, 2020 were recorded in connection with the impairment of our investment in Coinsquare. As discussed in Note 7, Investments, to Part I of this Quarterly Report, the Company recorded this 100% impairment as a result of the OSC Order and Settlement Agreement in which Coinsquare and certain of its executives and directors admitted to violations of Ontario securities laws and conduct contrary to the public interest in connection with their operation of the Coinsquare Market.

Impairment charges for cryptocurrencies was $1.0 million for the nine months ended September 30, 2020, which was recorded to recognize an impairment of our cryptocurrencies during the period.

During the nine months ended September 30, 2020, we recognized income of approximately $1.4 million in connection with the reversal of our registration rights penalty.

During the nine months ended September 30, 2019, we recognized losses related to the issuance of notes totaling $6.2 million and expenses totaling $6.8 million to revalue the notes and the related warrant liability to fair value. No such expense was recognized in the period ended September 30, 2020.

During the nine months ended September 30, 2020 and 2019, interest income and interest expense was nominal.

During the nine months ended September 30, 2020 we recorded a gain on the sale / exchange of cryptocurrencies of approximately $0.5 million. For the nine months ended September 30, 2019 the gain on sale of cryptocurrencies was $0.7 million.

Other income for the nine months ended September 30, 2020 was nominal. Other income for the nine months ended September 30, 2019 was $0.9 million arising from the gain on extinguishment of debt.

Index

Liquidity and Capital Resources

At September 30, 2020, we had working capital of approximately $39.3 million, which included cash and cash equivalents of $30.1 million. We reported a net loss of $16.6 million, during the nine months ended September 30, 2020. The net loss included $14.4 million in non-cash items consisting of the impairment of our investment in Coinsquare of $9.4 million, stock-based compensation totaling $2.8 million, impairment to our cryptocurrencies of $1.0 million, depreciation and amortization totaling $2.8 million, and amortization of our right of use assets of $0.4 million, offset by $1.4 million for the reversal of our accrual for the registration rights penalty and $0.5 million related to the gain from the exchange of cryptocurrencies, net of other immaterial items. Subsequently, the Company received gross proceeds of approximately $8.1 million from the sale of approximately 2.0 million shares of common stock via the 2020 ATM Offering.

As of September 30, 2020, the Company has executed purchase agreements for the purchase of miners from Bitmain for a total of 16,600 new S19 Pro miners. The purchase commitment totals $37.2 million, with $12.8 million in deposits paid and the remaining $24.4 million due to be paid over the delivery schedule through the second quarter of 2021.

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

At-the-Market Offering

As disclosed under Note 2, Liquidity and Financial Condition, the Company received proceeds from sales of 22,210,095 shares of its common stock, under the Sales Agreement of approximately $49.6 million (excluding commissions and expenses of $1.6 million), at a weighted average price of $2.23 per share, during the nine months ended September 30, 2020. These shares were sold pursuant to the 2019 ATM Offering. The Company paid H.C. Wainwright a commission of 3.0% of the aggregate gross proceeds the Company received from all sales of the Company's common stock under the Sales Agreement.

Effective October 15, 2020, the Company entered into the First Amendment to the Sales Agreement with H.C. Wainwright, relating to the Company’s 2020 ATM Offering. Pursuant to the 2020 ATM Offering, the Company may, from time to time, sell up to $100 million in shares of the Company’s common stock, through H. C. Wainwright as its sales agent pursuant to the First Amendment to the Sales Agreement. The Company pays H.C. Wainwright a commission of up to 3.0% of the aggregate gross proceeds the Company receives from sales of shares of its common stock under the First Amendment to the Sales Agreement.

Pursuant to the First Amendment to the Sales Agreement, the Company and Wainwright agreed, effective as of October 15, 2020, to terminate the 2019 ATM Offering. Accordingly, effective as of October 15, 2020, the 2019 ATM Offering was terminated and no additional sales may be made pursuant to the 2019 ATM Offering.

Operating Activities

Net cash used in operating activities was $8.8 million during the nine months ended September 30, 2020. Cash was consumed from continuing operations by the loss of $16.6 million, less non-cash items of $14.4 million, consisting of the impairment of our investment in Coinsquare totaling $9.4 million, stock-based compensation totaling $2.8 million, impairment to our cryptocurrencies of $1.0 million, depreciation and amortization totaling $2.8 million, and amortization of our right of use assets of $0.4 million, offset by, $1.4 million for the reversal of our accrual for the registration rights penalty and $0.5 million related to the gain from the exchange of cryptocurrencies, net of other immaterial items. Cryptocurrencies increased by $6.6 million and prepaid expenses and other current assets decreased $0.5 million, offset by, a decrease in our lease liability of $0.4 million and a decrease in accounts payable and accrued expenses of $0.2 million.

Index

Net cash used in operating activities was $12.9 million during the nine months ended September 30, 2019. Cash was consumed from continuing operations by the loss of $16.9 million, less non-cash items of $12.8 million, consisting of a loss on the issuance of our convertible notes of $6.2 million, the change in fair value of our convertible notes and the related warrant liability of $6.8 million, amortization of our right of use assets of $1.7 million, stock-based compensation totaling $0.4 million, impairment to our cryptocurrencies of $0.4 million, and depreciation and amortization totaling $71,000, offset by a $1.1 million gain recognized on the deconsolidation of Tess, a gain on extinguishment of notes, interest and accounts payable totaling $0.8 million, the amortization of license fee revenue totaling $73,000, a gain from the sale of our cryptocurrencies of $0.7 million and accrued interest related to our investment in Verady of $20,000. Cryptocurrencies increased by $5.5 million and prepaid expenses and other current assets increased $0.8 million, offset by, a decrease in the lease liability of $1.7 million and a decrease in accounts payable and accrued expenses of $0.9 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 was $16.5 million, consisting of deposits on equipment of $11.4 million, purchases of property and equipment of $6.3 million, offset by proceeds received from the sale of cryptocurrencies of $1.0 million and proceeds received from the sale of property and equipment of $0.1 million.

Net cash provided by investing activities during the nine months ended September 30, 2019 was $3.2 million, consisting of proceeds from the sale of cryptocurrencies of $3.2 million, offset by $27,000 for the amortization of patent costs, and $8,000 for the purchase of equipment.

Financing Activities

Net cash provided by financing activities was $48.0 million during the nine months ended September 30, 2020, which consisted of net proceeds from the issuance of our common stock in connection with our 2019 ATM Offering of $48.0 million and proceeds received from the exercise of common stock warrants of $0.4 million, offset by the repurchase of common stock to pay director and employee withholding taxes of $0.4 million.

Net cash provided by financing activities was $24.7 million during the nine months ended September 30, 2019, which consisted of net proceeds from the issuance of our common stock in connection with our 2019 ATM Offering of $22.7 million, the proceeds received from the issuance of our Notes and Warrants of $3.0 million, offset by the repayment of the principal balance related to our agreement with BMSS of approximately $1.0 million, net of the $0.4 million gain recorded on extinguishment of the BMSS balance.

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

Recently issued and adopted accounting pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the condensed interim consolidated financial statements at September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of September 30, 2020, we concluded that our internal control over financial reporting is not effective due to the following material weaknesses identified:

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

We believe that the above actions, once fully implemented, will remediate the material weaknesses noted above. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Additionally, modifications to our processes pertaining to the authorized signers and access to complete electronic funds transfers from the Company’s bank accounts were made in July 2020 and August 2020. These modifications enhance segregation of duties relating to the execution and recording of cash transactions. Due to these enhancements, we believe the past reported material weakness is considered remediated as of September 30, 2020.

Changes in Internal Control over Financial Reporting

The remediations described above are the only changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this report under Part I, Item 1., Financial Statements in Note 10, commitments and contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the heading “Risk Factors” included in Part I, Item 1A of our 2019 Annual Report, and those disclosed under Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 5, 2020 (the “Q1 2020 Quarterly Report”), and our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed on August 10, 2020 (the “Q2 Quarterly Report”), as well as those we may disclose in subsequent filings with the SEC. For the period ended September 30, 2020, there have been no material changes to those risk factors disclosed in our 2019 Annual Report, Q1 2020 Quarterly Report, and the Q2 Quarterly Report.

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

Index

EXHIBIT	DESCRIPTION
10.04

Fourth Amendment to Lease, dated effective as of April 10, 2020, by and between Kairos Global Technologies, Inc. and 7725 Reno #1, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed April 20, 2020)

10.05

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD. and Riot Blockchain, Inc. dated as of April 28, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed May 5, 2020)

10.06

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD and Riot Blockchain, Inc., dated as of May 6, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed May 12, 2020)

10.07

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD and Riot Blockchain, Inc., dated as of June 1, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 5, 2020)

10.08

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD and Riot Blockchain, Inc., dated as of August 12, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed August 18, 2020)

10.09

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD and Riot Blockchain, Inc., dated as of August 25, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed August 27, 2020)

10.10

Amendment No. 1 to Sale and Purchase Agreement by and between Bitmaintech PTE, LTD and Riot Blockchain, Inc., dated as of August 25, 2020. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed August 27, 2020)

10.11

Sale and Purchase Agreement by and between Bitmaintech PTE, LTD and Riot Blockchain, Inc., dated as of September 30, 2020. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed October 7, 2020)

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

 * Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Castle Rock, Colorado on November 9, 2020.

Riot Blockchain, Inc. (Registrant)

Dated: November 9, 2020	/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)