Form 10-K/A
period 2020-12-31
Riot Blockchain, Inc.
filed 2021-04-30
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Registrant’s telephone number, including area code: (303) 794-2000

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

As of April 27, 2021, the registrant had 84,144,732 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RIOT BLOCKCHAIN, INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

Riot Blockchain, Inc. (“Riot Blockchain,” “Riot,” the “Company,” “we,” “us,” “our,” or the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Form 10-K”). We are filing this Amendment No. 1 to provide the information required by Part III of Form 10-K previously omitted from the Original Form 10-K in accordance with General Instruction G.(3) to Form 10-K. This Amendment No. 1 also amends Item 15 of Part IV of the Original Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (“SOX”) as no financial statements are being filed with this Amendment No. 1. Except as expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other items or disclosures contained in the Original Form 10-K, including, without limitation, the consolidated financial statements and the related footnotes, which continue to speak only as of the date the Original Form 10-K was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1, as well as the Original Form 10-K to which it relates, contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future operating results, potential risks pertaining to these future operating results, future plans or prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, expected capital expenditures and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. However, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors,” beginning on page 14 of the Original Form 10-K, and under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 38 of the Original Form 10-K, as well as those disclosed in subsequent reports we file with the SEC.

Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we comprehensively assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Amendment No. 1 and the Original Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

Further, certain information regarding market and industry statistics contained in the Original Form 10-K has been obtained from industry and other publications that we believe to be reliable, but that are not produced for purposes of securities filings and which may contain such forward-looking statements. We have not independently verified any market, industry or similar data presented in the Original Form 10-K and cannot assure you of its accuracy or completeness. Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking statements obtained from third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

All forward-looking statements included in this Amendment No. 1 and the Original Form 10-K are made only as of the date they are made, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware, except as required by law. You should read this document completely and with the understanding that our actual future results or events may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

iii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors Composition

The names of the members of the Company’s Board of Directors (the “Board” or the “Board of Directors”) as of April 27, 2021, as well as their respective ages, their positions with the Company, and certain of their biographical information, are set forth in this Item 10. Each director holds his or her office until a successor is duly elected and qualified at an annual shareholders’ meeting, or until his or her earlier death, resignation, or removal. Except for Mr. Jason Les, who also serves as our Chief Executive Officer, the Board has determined that each member of the Board of Directors is “independent” within the meaning of applicable NASDAQ Stock Market (“NASDAQ”) and SEC rules. There are no family relationships among any of the directors and named executive officers of the Company, and there are no understandings or arrangements between the directors and any other person(s) pursuant to which the directors were or are to be selected or nominated as a director.

Name and Position	Age	Director Since	Board Committees

Benjamin Yi, Non-Employee Director and Chairperson	39	October 2018	Audit(1), Compensation and Human Resources(1), Governance and Nominating

Hubert Marleau, Non-Employee Director(2)	77	November 2020	Audit, Compensation and Human Resources, Governance and Nominating(1)

Hannah Cho, Non-Employee Director(2)	43	February 2021	Audit, Compensation and Human Resources, Governance and Nominating

Jason Les,	35	November 2017	None(3)
Director and Chief Executive Officer

(1)	Indicates Committee Chairperson.

(2)	Director appointed to fill a Board vacancy upon the nomination of the Board’s Governance and Nominating Committee.

(3)	Upon his appointment as Chief Executive Officer on February 8, 2021, Mr. Les resigned as a member of the Audit, Compensation and Human Resources, and Governance and Nominating committees of the Board.

Director Biographical Information and Qualifications

Benjamin Yi, age 39, has served as a member of the Company’s Board of Directors since 2018 and as its Chairperson since November 2020. Mr. Yi also serves as chairperson of the Board’s Audit Committee and of its Compensation and Human Resources Committee, and as its Audit Committee Financial Expert.

Mr. Yi brings significant corporate governance experience to Riot, having served as an independent director and audit committee chair of several private and public companies. He also brings over fifteen years of unique capital markets experience to the Company, and a particular expertise in fintech, specialty finance, and investing throughout a company’s capital structure. Mr. Yi currently serves in a consulting capacity at IOU Financial Inc., a leading public fintech-enabled lender to small businesses, where he leads IOU Financial’s capital markets-related efforts. Previously, Mr. Yi worked directly under Ned Goodman, a renowned Canadian financier, investor, and founder of Dundee Corporation, a Toronto-based conglomerate. At Dundee Corporation, he worked in a corporate development and investment capacity, investing throughout the capital structure of companies involved in the natural resource extraction, energy technology, real estate, and automotive sectors. Prior thereto, Mr. Yi was a research analyst at the predecessor to 1832 Asset Management L.P., where he covered energy, forest products, and special situations investments as part of a team managing one of Canada’s largest natural resources investment funds.

In addition to his executive and financial experience, Mr. Yi has substantial corporate governance experience outside of his experience as a member of our Board: Mr. Yi served as an Independent Director and Chairperson of the Corporate Governance and Remuneration Committee of PetroMaroc Corporation, plc, a UK-based energy company, from December 2013 to December of 2016; as a member of the Board of Managers and Audit Committee of Android Industries, LLC, an Auburn Hills-based assembler of complex modules for the automotive industry, from January of 2014 to September of 2016; and as Independent Director, member, and occasional Chairperson of the Audit Committee of Woulfe Mining Corporation, a publicly-traded Vancouver-based mining company, from October of 2013 to September of 2015.

Mr. Yi holds a Master of Finance degree from the Rotman School of Management and is a CFA charter holder.

We believe Mr. Yi is qualified to serve as a director on Riot’s Board and as its Audit Committee Financial Expert based on his knowledge of the Company, his service as a member of its Board of Directors since 2018, his service as chairperson of its Audit Committee and of its Compensation and Human Resources Committee, and because he brings over fifteen years of dedicated financial markets experience to the Company, leveraging his expertise in capital markets and corporate development to Board discussions and policymaking decisions to assist the Board as it seeks to continue to establish policies to drive the growth of the Company.

Hubert Marleau, age 77, has served as a member of the Company’s Board of Directors since November 2020, upon being appointed to fill a vacancy created on the Board by the departure of a former director in November 2020. Mr. Marleau currently serves as chairperson of the Board’s Governance and Nominating Committee.

Mr. Marleau is a veteran capital markets professional, corporate director, and Chair of the Marleau Lecture Series on Economic and Monetary Policy at the University of Ottawa. Currently, he serves as Chief Economist at Palos Management, a boutique investment management firm headquartered in Montreal, Canada. In addition to a career in the capital markets that has spanned over five decades, Mr. Marleau has previously served as a Governor of the Montreal and Vancouver stock exchanges, as a Director of the Listing Committee for the Toronto Stock Exchange, and Director of the Investment Dealers Association of Canada (now known as IIROC). Mr. Marleau’s broad areas of expertise include macroeconomic policy & analysis, corporate governance, financial analysis, and investment banking. In addition to being a current or past board member of approximately fifty publicly traded companies, he has raised funds privately and publicly for hundreds of emerging and mature companies, structured numerous mergers and acquisitions, and acted as the driving force behind numerous transactions. Mr. Marleau graduated from the University of Ottawa in 1967 with an Honours Bachelor of Social Sciences in Economics.

We believe Mr. Marleau is qualified to serve as a director on Riot’s Board because he brings over five decades of dedicated financial markets and economics experience to the Company, bringing his extensive corporate governance and capital markets experience to Board discussions and policymaking decisions to assist the Board as it seeks to continue to establish policies to drive the growth of the Company.

Hannah Cho, age 43, has served as a member of the Company’s Board of Directors since February 2021. She was appointed to serve as an independent director on the Board of Directors to maintain the number of independent directors on the Board at three (3), following the appointment of Mr. Jason Les as the Company’s Chief Executive Officer, effective February 8, 2021.

Ms. Cho is a veteran marketing and communications professional who has spent her career in the enterprise technology industry. She is currently Vice President, Marketing Communications at BMC Software, a portfolio company of KKR which offers software and services to support cloud computing, IT service management, automation, IT operations, and the mainframe for digital transformation. Ms. Cho brings significant executive leadership experience in marketing and communications gained at leading technology companies including Anaplan, CA Technologies, Intel Corporation, and Cisco Systems. In addition to her corporate experience, she was also previously Senior Vice President, Technology Communications at Edelman.

We believe Ms. Cho is qualified to serve as a director on Riot’s Board based on her extensive experience in the technology and IT fields. She leverages her leadership experience in the marketing and communications aspects of technology companies in Board discussions and policymaking decisions to assist the Board as it seeks to continue to establish policies to drive the growth of the Company.

Jason Les, age 35, has served as a member of the Company’s Board of Directors since November 2017, and, effective February 8, 2021, was appointed to serve as the Company’s Chief Executive Officer. Upon his appointment as Chief Executive Officer, Mr. Les resigned from his positions as a member of its Audit Committee, Compensation and Human Resources Committee, and its Governance and Nominating Committee in accordance with the Company’s Governance Policies and applicable NASDAQ and SEC rules regarding director independence; however, he continues to serve as a non-independent executive director and Board member.

Mr. Les has been deeply involved with Bitcoin since 2013, with significant experience in cryptocurrency mining, as an engineer studying protocol development, and contributing to open-source projects. He was also a founding partner of Binary Digital, a software-development company where he led the engineering team and coordinated project development for artificial intelligence, reverse engineering, and inter-software compatibility projects. Additionally, Mr. Les’ background includes over a decade of unique experience as a former professional heads-up poker player during which he has successfully competed in high-stakes games online, in addition to the most prestigious, high-stakes tournaments in the world. In 2015 and 2017, he was selected as a human benchmark for testing the world’s best poker artificial intelligence in what was dubbed “Man vs Machine” at Carnegie Mellon University. Mr. Les holds a Bachelor of Science in Information & Computer Science from U.C. Irvine.

We believe Mr. Les is qualified to serve as a director on Riot’s Board based on his knowledge of the Company, his service as its CEO, and because he has been an active participant in the cryptocurrency industry since 2013. Mr. Les brings technical expertise regarding cryptocurrency mining, protocol development, and general evaluation of the industry to Board discussions.

Board and Committee Matters

Our Board has three standing committees: (1) the Audit Committee; (2) the Compensation and Human Resources Committee; and (3) the Governance and Nominating Committee. Each of these standing committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is “independent” within the meaning of applicable NASDAQ and SEC rules. Each of the committees operates pursuant to its charter, copies of which are available on the Investors page of our corporate website, www.riotblockchain.com. The committee charters are reviewed annually by the Governance and Nominating Committee. If appropriate, and in consultation with the chairs of the other committees, the Governance and Nominating Committee proposes revisions to the charters. The responsibilities of each of the standing committees of the Board are described in more detail below.

Audit Committee

The Board maintains a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Pursuant to its charter (a copy of which is available on the Investors page of our corporate website, www.riotblockchain.com, under the “Governance” tab), the Audit Committee is responsible for, among other things, periodically reviewing overall enterprise risk management, in addition to maintaining responsibility for oversight of financial reporting-related risks, including those related to the Company’s accounting, auditing and financial reporting practices. The Audit Committee also reviews reports and considers any material allegations regarding potential violations of the Company’s Code of Ethics.

The current members of the Audit Committee are: (i) Mr. Benjamin Yi (chairperson); (ii) Mr. Hubert Marleau; and (iii) Ms. Hannah Cho. Our Board of Directors has determined that each member of the Audit Committee meets the additional independence criteria for members of an Audit Committee under applicable NASDAQ and SEC rules, including the requirements under Rule 10A-3(b)(1) of the Exchange Act. In addition, our Board of Directors has determined that each member of the Audit Committee is financially literate, and that the Chairperson of the Audit Committee, Mr. Benjamin Yi, meets the qualifications of an “Audit Committee Financial Expert” within the meaning of Rule 407(d)(5) of Regulation S-K based on his experience and qualifications, as described in this Item 10 above.

Compensation and Human Resources Committee

Pursuant to its charter (a copy of which is available on the Investors page of our corporate website, www.riotblockchain.com, under the “Governance” tab), the Compensation and Human Resources Committee is responsible for, among other things, overseeing and evaluating risks arising from the Company’s compensation policies and programs. The Compensation and Human Resources Committee has responsibility for evaluating, overseeing, and approving the Company’s executive compensation and benefit plans, policies and programs, including administering the Riot Blockchain, Inc. 2019 Equity Incentive Plan, as amended (the “2019 Equity Plan”).

The current members of the Compensation and Human Resources Committee are: (i) Mr. Benjamin Yi (chairperson); (ii) Mr. Hubert Marleau; and (iii) Ms. Hannah Cho. The Board has affirmatively determined that each member of the Compensation and Human Resources Committee is “independent” within the meaning of applicable SEC rules and meets the additional independence criteria applicable to Compensation and Human Resources Committee members under applicable NASDAQ rules.

Governance and Nominating Committee

Pursuant to its charter (a copy of which is available on the Investors page of our corporate website, www.riotblockchain.com, under the “Governance” tab), the Governance and Nominating Committee oversees corporate governance risks and oversees and advises the Board with respect to the Company’s policies and practices regarding significant issues of corporate responsibility. The Governance and Nominating Committee is responsible for, among other things: conducting an annual evaluation of the Board and its committees; recommending candidates for nomination, election or appointment to the Board and its committees; and taking a leadership role in shaping our corporate governance, including developing and recommending to the Board our Corporate Governance Policies.

The current members of the Compensation and Human Resources Committee are: (i) Mr. Benjamin Yi; (ii) Mr. Hubert Marleau (chairperson); and (iii) Ms. Hannah Cho. The Board has affirmatively determined that each member of the Governance and Nominating Committee is “independent” within the meaning of applicable NASDAQ and SEC rules.

Executive Officers

The names of the Company’s executive officers, their ages, their positions with the Company, and other biographical information are set forth below. Each of the Company’s executive officers are appointed by the Board of Directors upon the recommendation of its Governance and Nominating Committee and serve at the discretion of the Board. Other than the employment agreements they have entered into with the Company, there is no arrangement or understanding between any executive officer and any other person(s) pursuant to which he or she was appointed or will be appointed as an executive officer of the Company.  There are no family relationships among any of the Company’s executive officers and its directors.

Name	Age	Position

Jason Les	35	Chief Executive Officer and Director

Jeffrey McGonegal	70	Chief Financial Officer

Megan Brooks	40	Chief Operating Officer

Jason Les. For a brief biography of Mr. Les, see the section under this Item 10 entitled, “Director Biographical Information and Qualifications” above.

Jeffrey G. McGonegal, age 70, currently serves as the Chief Financial Officer (principal financial officer) of the Company. On February 8, 2021, the Company announced that Mr. McGonegal, who was appointed Chief Executive Officer in early 2019, would return to focus on his long-standing position as the Company’s Chief Financial Officer.

Mr. McGonegal’s career has spanned over forty years in senior leadership roles working primarily with public entities, assisting them with financing, merger, and acquisition transactions. Mr. McGonegal had previously served as the Company’s long time Chief Financial Officer until April 2018 and subsequently had been assisting Riot Blockchain in a consulting role before assuming the role of Chief Executive Officer of the Company in early 2019. In August of 2019, Mr. McGonegal also agreed to serve as acting Chief Financial Officer of the Company following the departure of the Company’s previous Chief Financial Officer. From 1974 to 1997, Mr. McGonegal was an accountant with BDO USA, LLP (formerly BDO Seidman LLP). While at BDO, Mr. McGonegal served as Managing Partner of the Denver, Colorado office. He received a B.S. degree in accounting from Florida State University.

Mr. McGonegal has been with the Company for over a decade, and he brings a wealth of public company executive and financial reporting experience, including senior leadership roles working primarily with public entities assisting them with financing, merger, and acquisition transactions, to the position of Chief Financial Officer of the Company.

Megan Brooks, age 40, was appointed to serve as the Company’s Chief Operating Officer (principal operating officer) on April 6, 2021. Ms. Brooks joined Riot in 2018 and has most recently served as its Vice President of Finance, where she facilitated the Company’s mining operations, including hardware procurement, site evaluation and project management at the direction of the Company’s Chief Executive Officer and Chief Financial Officer.

Ms. Brooks has more than two decades of experience in operations, risk management and finance. Prior to joining Riot in 2018, Ms. Brooks served as Vice President of Operations for Capstone Associated Services, Ltd., from 2006 to 2017. Ms. Brooks brings her experience in emerging industries and navigating new regulatory environments to the position of COO. She holds a B.S. in Finance along with a Master’s Certificate of Accountancy from the University of Houston, C.T. Bauer College of Business, with a certification in risk management, and is a licensed Risk Manager.

Ms. Brooks has been with the Company throughout its development as a significant cryptocurrency miner, during which time she has, at the direction of the Company’s Chief Executive Officer and Chief Financial Officer, overseen the Company’s significant expansion of its mining power and its operations. As Chief Operating Officer, she will continue to oversee Riot’s operations, including mining, IT/Cybersecurity, Sarbanes-Oxley Act of 2002 control design/implementation, and initiatives related to future expansion.

Code of Ethics and Corporate Governance Policies

We have adopted a Code of Ethics and Business Conduct, Corporate Governance Guidelines, and other governance policies (collectively, our “Governance Policies”) to which all of our employees, executive officers, and directors (referred to as “Covered Persons” in our Governance Policies) are required to adhere in addressing the legal and ethical issues encountered in conducting their work. Our Governance Policies require that all Covered Persons avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity. Our Governance Policies require all Covered Persons to report any conduct that they believe is an actual or apparent violation of our Corporate Guidelines and may do so anonymously by contacting the Compliance Officer designated by the Board. To date, there have been no waivers under our Governance Policies. We disclose on our website any amendment to, or waiver of, any provision of our Governance Policies that is required to be disclosed pursuant to applicable securities laws. Copies of our Governance Policies are available to shareholders free of charge upon request or may be viewed or downloaded from the Investor Relations page of our website, www.riotblockchain.com. Requests for print copies of our Governance Policies should be addressed to our corporate secretary as follows: Riot Blockchain, Inc., 202 6th Street, Suite 401, Castle Rock, Colorado 80104, Attention: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

Oversight of Executive Compensation

The Compensation and Human Resources Committee has responsibility for evaluating, overseeing, and approving the Company’s executive compensation and benefit plans, policies and programs, including administering the Company’s 2019 Equity Plan. When evaluating the compensation of our executive officers, the Compensation and Human Resources Committee evaluates factors including the executive’s responsibilities, experience and the competitive marketplace.  The Compensation and Human Resources Committee may also invite the senior executives and other members of management to participate in its deliberations, or to provide information to the Compensation and Human Resources Committee for its consideration with respect to such deliberations, except that the Chief Executive Officer may not be present for the deliberation of or the voting on compensation for the Chief Executive Officer.  The Chief Executive Officer may, however, be present for the deliberation of or the voting on compensation for any other officer. The Compensation and Human Resources Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Compensation and Human Resources Committee in its sole discretion deems appropriate.

Summary Compensation Table

This table provides disclosure, for fiscal years 2020 and 2019, the compensation paid or accrued (in U.S. Dollars) to our “Named Executive Officers” as of December 31, 2020, who were Jeffrey McGonegal, our current Chief Financial Officer, and Ms. Megan Brooks, our current Chief Operating Officer. We did not have any additional Named Executive Officers during the fiscal year ended December 31, 2020.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Jeffrey McGonegal,	2020	294,103	90,000	300,000	—	14,478	698,581
Chief Executive Officer (former) and Chief Financial Officer (1)	2019	252,248	—	175,000	—	89,191	516,439

Megan Brooks,	2020	175,000	78,000	144,000	—	4,970	401,970
Chief Operating Officer (2)	2019	136,250	—	15,000	—	4,232	155,482

(1)	Effective as of February 8, 2021, Mr. McGonegal was appointed as our Chief Financial Officer (principal financial officer) (“CFO”) pursuant to the First Amendment to the Amended and Restated McGonegal Employment Agreement, for a one-year term, at an annual base salary of $360,000, and agreed to step down as our CEO in order to focus on his long-standing position as the Company’s CFO, as previously reported by the Company on its Current Report on Form 8-K filed with the SEC on February 10, 2021. Upon his appointment, Mr. McGonegal was awarded an initial equity award of 20,000 RSUs under the Company’s 2019 Equity Plan, which are eligible to vest in four equal quarterly installments following his appointment as CFO. Effective February 7, 2020, under an Amended and Restated Executive Employment Agreement, Mr. McGonegal was awarded an initial equity award of 209,790 RSUs under the Company’s 2019 Equity Plan, valued at $300,000, which are eligible to vest in four equal quarterly installments. During the fiscal year ended December 31, 2020, Mr. McGonegal served as both our CEO and CFO, after being appointed as CFO on August 15, 2019 and as CEO on February 6, 2019. He had previously served as CFO until February 27, 2018, and thereafter as Principal Accounting Officer until April 30, 2018. Subsequent to April 30, 2018, Mr. McGonegal served in a consulting role. The amounts included in “All Other Compensation” for Mr. McGonegal represent an award of $75,000 in 2019 under his 2019 employment agreement to cover the gross-up of income taxes on restricted shares, each subject to vesting over four quarterly periods through February 2020, and the amounts paid to or on his behalf for medical insurance at a total cost of $14,478 and $14,191 in 2020 and 2019, respectively.

(2)	Effective as of April 6, 2021, Ms. Brooks was appointed as Chief Operating Officer (principal operating officer) (“COO”) pursuant to an executive employment agreement for an initial three-year term, at an annual base salary of $275,000, as previously reported by the Company on its Current Report on Form 8-K filed with the SEC on April 7, 2021. Upon her appointment as COO, Ms. Brooks was granted an initial equity award of 6,000 RSUs under the Company’s 2019 Equity Plan, which are eligible to vest in four equal quarterly installments following her appointment as COO. Ms. Brooks joined Riot in 2018 and has most recently served as its Vice President of Finance, at an annual base salary of $175,000 during the fiscal year ended December 31, 2020, and during 2019, at a base salary that increased from $110,00 to $175,000, for a total cash compensation during the fiscal year ended December 31, 2019 of $136,250. She also received equity awards of $144,000 and $15,000 worth of RSUs made under the Company’s 2019 Equity Plan in 2020 and 2019, respectively. The amounts included in “All Other Compensation” for Ms. Brooks represent the amounts paid to or on her behalf for medical insurance at a total cost of $4,970 and $4,232 in 2020 and 2019, respectively.

(3)	The “Stock Awards” column represents the aggregate grant date fair value for restricted stock awards granted under the Company’s 2019 Equity Plan during fiscal years 2020 and 2019, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 (“ASC 718”). See Note 12 to our consolidated financial statements reported in the Original Form 10-K for details as to the assumptions used to determine the grant date fair value of the restricted stock awards. According to ASC 718, the value of Stock Awards is reported as of the date of grant based on the last reported trading price of our securities on the NASDAQ Capital Market, excluding the effect of possible forfeitures. Recipients of such Stock Awards may, therefore, experience diminution in value of their Stock Awards over time based on fluctuations in the trading price of our securities.

Table of Outstanding Equity Awards at Fiscal Year End

The following table shows the outstanding equity awards held by our Named Executive Officers as of December 31, 2020:

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Total Number of Stock Options Held	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	($)	(#)		(#)	($)	(#)	($)

Jeffrey McGonegal (1)	12,000	4.09	12,000	9/9/2023	52,447	891,075	—	—

Megan Brooks	—	—	—	—	—	—	—	—

___________________________________________

(1) Includes options to purchase 12,000 common shares at $4.09 per share granted on September 20, 2018 under the Company’s then-effective 2017 equity incentive plan, 100% of which vested at the grant date. As of December 31, 2020, none of these options had been exercised. Also includes 52,447 unvested RSUs, representing the unvested portion of the 209,790 RSUs granted on February 7, 2020 under the Company’s 2019 Equity Plan pursuant to Mr. McGonegal’s employment agreement, at a value of $1.43 on the date of the award, which RSUs vested pro rata on a quarterly basis after the grant date. Vested RSUs are convertible into shares of the Company’s common stock on a one-for-one basis.

Executive Employment Agreements

The Company has entered into employment agreements with, and provides post-employment benefits to, its Named Executive Officers as follows:

Jeffrey McGonegal, Chief Financial Officer

Effective as of February 8, 2021, we entered into an executive employment agreement with Mr. McGonegal, pursuant to which he has agreed to serve as our CFO for a one-year term and agreed to step down as our CEO in order to focus on his long-standing position as the Company’s CFO. As our CFO, Mr. McGonegal will be paid an annual base salary of $360,000 and is eligible to receive additional cash incentive bonuses up to 100% of his annual base salary, which amounts will be paid in accordance with the Company’s regular payroll practices as compensation for his services as CFO. Upon entry into his current executive employment agreement, Mr. McGonegal was granted an equity award of 20,000 RSUs under the Company’s 2019 Equity Plan, which are eligible to vest in four equal quarterly installments following his appointment as CFO, and which are convertible into shares of our common stock on a one-for-one basis following vesting. Any equity Mr. McGonegal may receive pursuant to his executive employment agreement will be awarded under the Company’s 2019 Equity Plan, as the same may be amended or replaced from time to time during the term of his employment as our CFO.

During the fiscal year ended December 31, 2020, Mr. McGonegal served as our CFO and CEO pursuant to an executive employment agreement, dated as of February 2, 2020, at an annual base salary of $250,000, and was awarded 209,790 RSUs on February 7, 2020 under the Company’s 2019 Equity Plan, 52,447 of which remained unvested as of the December 31, 2020.

Megan Brooks, Chief Operating Officer

Effective as of April 6, 2021, we entered into an executive employment agreement with Ms. Brooks, pursuant to which she has agreed to serve as our COO for an initial three-year term, which may be renewed for successive one-year terms after the expiration of the initial term. During the initial three-year term of her employment as our COO, Ms. Brooks will be paid an annual base salary of $275,000 and is eligible to receive additional cash incentive bonuses up to 100% of her annual base salary, which will be paid in accordance with the Company’s regular payroll practices as compensation for her services as COO. Upon her appointment as COO, Ms. Brooks was granted, as additional compensation for her services as our COO, an initial equity award of 6,000 RSUs under the Company’s 2019 Equity Plan pursuant to an equity award agreement with the Company, which RSUs are eligible to vest in four equal quarterly installments following her appointment as COO. These RSUs are convertible into shares of our common stock on a one-for-one basis following vesting, in accordance with the terms of the equity award agreement. As additional compensation for her services as our COO, Ms. Brooks is also eligible to receive periodic equity awards, which will be subject to vesting schedules and other terms and conditions, as set forth in equity award agreements with the Company, to be entered into as of the date of such future awards. Any equity Ms. Brooks may receive pursuant to her executive employment agreement will be awarded under the Company’s 2019 Equity Plan, as the same may be amended or replaced from time to time during the term of her employment as our COO.

During the fiscal year ended December 31, 2020, Ms. Brooks served as Riot’s Vice President of Finance in fiscal year 2020, at an annual base salary of $175,000, and she received equity awards of 117,073 RSUs under the Company’s 2019 Equity Plan, pursuant to an equity award agreement with the Company, all of which were vested as of December 31, 2020.

Post-Employment Benefits

The following table discloses the post-employment termination payments and benefits that would have been received by our Named Executive Officers, had a termination event occurred on December 31, 2020. These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which amounts would only be known at the time that he or she becomes entitled to such payment.

Named Executive Officer / Benefit	Termination Event
	Termination without Cause ($)	Death or Disability ($)	Change in Control (Single Trigger) ($)	Change in Control (Double Trigger) (3) ($)

Jeffrey McGonegal, CFO (1)
Severance	150,000	150,000	150,000	150,000
Restricted Stock Units	891,075	891,075	891,075	891,075
Options	—	—	—	—
Total	1,041,075	1,041,075	1,041,075	1,041,075

Megan Brooks, COO (2)
Severance	—	—	—	—
Restricted Stock Units	—	—	—	—
Options	—	—	—	—
Total	—	—	—	—

(1)	During the fiscal year ended December 31, 2020, Mr. McGonegal served as our CEO and CFO and, effective as of February 8, 2021, agreed to step down as CEO to focus on his longtime position of CFO. Pursuant to his then-effective employment agreement, Mr. McGonegal would have been entitled to receive the indicated post-employment termination payments and benefits and, under the 2019 Equity Plan, the unvested portion of any RSU awards he had received that were outstanding as of December 31, 2020 were eligible to vest upon the consummation of a Change in Control.

(2)	Ms. Brooks was appointed as our COO, effective as of April 6, 2021, and had previously served as our Vice President of Finance pursuant to an employment agreement with the Company. Pursuant to her former employment agreement, Ms. Brooks was not entitled to any post-employment termination payments and benefits.

(3)	Under the Change in Control Policy set forth in our Equity Plan, upon consummation of a Change in Control (as defined in the 2019 Equity Plan) and a subsequent qualifying separation from service, diminution in responsibilities, or other “Good Reason” termination event (as defined in the 2019 Equity Plan), any unvested restricted stock units and stock options held by a Named Executive Officer automatically accelerate and vest upon the consummation of a Change in Control. This column shows the value of unvested restricted shares of common stock and stock options that would have been received upon acceleration of unvested equity rights as of December 31, 2020. The closing price of the Company’s common stock on December 31, 2020 was $16.99 per share.

Director Compensation

We pay our non-employee directors a mix of cash and equity compensation, in amounts recommended by the Compensation and Human Resources Committee in consultation with independent compensation consultants the committee engages from time to time to assess the appropriateness of Riot’s Board compensation package. In recommending changes to the Company’s director compensation package, the Compensation and Human Resources Committee reviews market data provided by independent compensation consultants and considers whether any changes in director compensation are required to enable the Company to retain talented Board members, who, as members of the Board, are responsible for setting the Company’s strategic vision, overseeing its growth and development, and protecting its shareholders’ interests.

Director Compensation Table

The following table shows the total compensation paid or accrued during the year ended December 31, 2020 to each of our directors, current and former, for services as our director:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (6) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	Total ($)

Benjamin Yi(1)	100,500	280,000	—	—	—	380,500

Jason Les(2)	98,000	355,000	—	—	—	453,000

Hubert Marleau(3)	6,867	—	—	—	—	6,867

Hannah Cho(4)	—	—	—	—	—	—

Remo Mancini(5)	179,067	579,999	—	—	—	759,066

(1)	Mr. Yi currently serves as the chairperson of the Board, its Audit Committee, and its Compensation and Human Resources Committee. Stock Awards includes 227,642 RSUs granted, at a value of $1.23 per share, on February 27, 2020 under the Company’s 2019 Equity Plan pursuant to an equity award agreement between Mr. Yi and the Company, as amended, as compensation for Mr. Yi’s service as a director for the fiscal year ended December 31, 2020. Pursuant to the equity award agreement, these 227,642 RSUs are eligible to vest on February 15, 2022 and, upon vesting and settlement by the Company, are convertible into shares of our common stock, on a one-for-one basis.

(2)	Mr. Les currently serves as our CEO and as a non-independent executive director. Mr. Les does not receive additional compensation as a non-independent director on our Board. Additional information regarding his compensation is disclosed under this Item 11 under the heading “Executive Compensation” above. Prior to his appointment as CEO, effective as of February 8, 2021, Mr. Les served as an independent director on our Board. Stock Awards includes 288,617 RSUs granted, at a value of $1.23 per share, on February 27, 2020 under the Company’s 2019 Equity Plan pursuant to an equity award agreement between Mr. Les and the Company, as amended, as compensation for Mr. Les’ service as a director for the fiscal year ended December 31, 2020. Pursuant to the equity award agreement, these 288,617 RSUs are eligible to vest on February 15, 2022 and, upon vesting and settlement by the Company, are convertible into shares of our common stock, on a one-for-one basis.

(3)	Mr. Marleau currently serves as an independent director on our Board and as chairperson of its Governance and Nominating Committee. Mr. Marleau was appointed to the Board on November 17, 2020 to fill the vacancy created by Mr. Mancini’s retirement from the Board, effective as of that date. Mr. Marleau received a cash fees in December 2020 as compensation for his services as a director; however, he did not receive equity compensation for his service as a director during the fiscal year ended December 31, 2020.

(4)	Ms. Cho currently serves as an independent director on our Board. Ms. Cho was appointed to the Board on February 8, 2021 to serve as the third independent director on the Board.

(5)	Mr. Mancini resigned from our Board of Directors and from each of the Board committees on which he served, effective as of November 16, 2020. Mr. Mancini’s resignation was not related to any dispute or disagreement relating to the Company’s operations, policies or procedures. During the fiscal year ended December 31, 2020, Mr. Mancini received the indicated fees and Stock Awards as compensation as an independent director and as chairperson of the Board, as well as of its Governance and Nominating and Audit Committees. Stock Awards includes 471,544 RSUs granted on February 27, 2020 under the Company’s 2019 Equity Plan, at a value of $1.23 per share, pursuant to an equity award agreement between Mr. Mancini and the Company. As of December 31, 2020, all 471,544 of these RSUs had vested and converted into shares of the Company’s common stock, on a one-for-one basis.

(6)	The “Stock Awards” column reflects the aggregate grant date fair value for RSU awards granted during the fiscal year ended December 31, 2020, computed in accordance with FASB ASC Topic 718. See note 12 to our consolidated financial statements reported in our Original Form 10-K for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 27, 2021, based on 84,144,732 shares of common stock issued and outstanding as of that date, with respect to the beneficial ownership of the outstanding common stock by (i) any person known to us to beneficially own more than five percent (5%) of our common stock; (ii) each of the Company’s Named Executive Officers; (iii) the members of its Board of Directors; and (iv) the Company’s Board of Directors and Named Executive Officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Act.  Accordingly, in computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock that the owner has the right to acquire within 60 days after April 27, 2021 are deemed outstanding but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address (1)	Title of Class of Security	Number of Shares	Percentage
		(#)	(%)
Benjamin Yi (2)	Common Stock, no par Value	16,500	*
	Restricted Share Units (3)	2,500

Hubert Marleau (4)	Common Stock, no par Value	—	*
	Restricted Share Units (3)	5,000

Hannah Cho (5)	Common Stock, no par Value	—	*
	Restricted Share Units (3)	5,000

Jason Les, CEO and Non-Independent Executive Director (6),(7)	Common Stock, no par Value	287,777	*
	Restricted Share Units (3)	—

Jeffrey McGonegal, CFO (8)	Common Stock, no par Value	295,867	*
	Restricted Share Units (3)	5,000
	Options	12,000

Megan Brooks, COO (9)	Common Stock, no par Value	44,462	*
	Restricted Share Units (3)	1,500

All Directors and Named Executive Officers as a Group (6 persons) (10)	Common Stock, no par Value	600,144	*

*	Holds less than 1%

(1)	Unless noted, all addresses are c/o: Riot Blockchain, Inc., 202 6th Street, Suite 401, Castle Rock, CO 80104.

(2)	Includes: (a) 2,500 RSUs awarded on February 9, 2021, which are eligible to vest on May 9, 2021; and (b) 16,500 shares of common stock. Excludes: (a) 227,642 RSUs awarded on February 27, 2020, which are eligible to vest on February 15, 2022; and (b) 7,500 RSUs, comprising the balance of the unvested portion of the 10,000 RSUs awarded on February 9, 2021, which are eligible to vest in three equal quarterly installments, commencing in August 2021.

(3)	All awards of RSUs are made under the Company’s 2019 Equity Plan pursuant to an equity award agreement between the recipient and the Company. The Company will settle vested RSUs by issuing shares of its common stock on a 1-for-1 basis in accordance with the 2019 Equity Plan.

(4)	Includes 5,000 RSUs awarded on February 9, 2021, of which 2,500 were vested at award and an additional 2,500 of which are eligible to vest on May 9, 2021. Excludes 5,000 RSUs, comprising the balance of the unvested portion of the 12,500 RSUs awarded on February 9, 2021, which are eligible to vest in three equal quarterly installments, commencing in August 2021.

(5)	Includes 5,000 RSUs awarded on February 17, 2021, of which 2,500 were vested at award and an additional 2,500 of which are eligible to vest on May 9, 2021. Excludes 5,000 RSUs, comprising the balance of the unvested portion of the 12,500 RSUs awarded on February 9, 2021, which are eligible to vest in three equal quarterly installments, commencing in August 2021.

(6)	During the fiscal year ended December 31, 2020, Mr. Les served as an independent director on our Board. Effective February 8, 2021, Mr. Les was appointed Chief Executive Officer and he will continue to serve on the Board as a non-independent executive director until his successor is duly elected and qualified, or his earlier death, resignation, or removal.

(7)	Includes 287,777 shares of common stock. Excludes: (a) 288,617 RSUs awarded on February 27, 2020, which are eligible to vest on February 15, 2022; and (b) 18,750 RSUs, comprising the unvested portion of the 25,000 RSUs awarded on February 8, 2021, which are eligible to vest in three equal quarterly installments, commencing in August 2021.

(8)	Includes: (a) 5,000 RSUs awarded on February 8, 2021, which are eligible to vest May 8, 2021; (b) 12,000 fully vested stock options awarded under the Company’s then-effective 2017 equity incentive plan, the underlying shares of which are available for issuance under the Company’s 2019 Equity Plan; and (c) 295,867 shares of common stock. Excludes 15,000 RSUs, comprising the balance of the unvested portion of the 20,000 RSUs awarded on February 8, 2021, which are eligible to vest in three equal quarterly installments, commencing in August 2021.

(9)	Includes: (a) 1,500 RSUs awarded on April 6, 2021, which are eligible to vest July 6, 2021; and (b) 44,462 shares of common stock. Excludes 4,500 RSUs, comprising the balance of the unvested portion of the 6,000 RSUs awarded on April 6, 2021, which are eligible to vest in three equal quarterly installments, commencing in October 2021.

(10)	Includes footnotes (1) through (9).

Securities Authorized Under Equity Compensation Plans Information

The Company currently has one current equity compensation plan, the Riot Blockchain, Inc. 2019 Equity Incentive Plan, as amended (the “2019 Equity Plan”), as approved by the Company’s shareholders. Under the 2019 Equity Plan, the Company may provide stock-based compensation to employees, directors and consultants. The Company’s previous 2017 Stock Incentive Plan, as amended, was replaced by the 2019 Equity Plan, with the 2017 Stock Incentive Plan (the “2017 Equity Plan”) continuing to govern the then outstanding grants and awards for 12,000 options and 288,603 shares of restricted common stock made under the 2017 Equity Plan. As of the date of adoption of the 2019 Equity Plan, no additional grants may be made under the 2017 Equity Plan. As approved by the Company’s shareholders during the 2019 Annual Meeting, the Company reserved 3,600,000 shares of its Common Stock for issuance under the 2019 Equity Plan, and, as approved by the Company’s shareholders during the 2020 Annual Meeting, the number of shares reserved for issuance under the 2019 Equity Plan was increased by 3,500,000 additional shares. The Company has granted convertible rights to receive 3,038,191 of these reserved shares of its Common Stock upon vesting and settlement under the 2019 Equity Plan; 3,975,369 of the reserved shares of its Common Stock therefore remain issuable under the 2019 Equity Plan.

The following table provides information as of December 31, 2020, about the shares of the Company’s Common Stock that may be issued upon the exercise of options or the vesting of restricted common stock (including restricted stock units and other convertible equity rights) under the 2019 Equity Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted common stock	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders(1)	699,203	$—	3,975,369

Equity compensation plans not approved by security holders (none)	—	—	—

Total	699,203	$—	3,975,369

(1)	Consists of 699,203 shares of restricted stock units awarded under the 2019 Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules. This includes current or proposed transactions in which the Company was or is to be a participant in which the amount involved exceeds the lower of either $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s executive officers, Directors, or shareholders (or groups of shareholders) owning more than 5% of the Company’s outstanding common stock, or any immediate family members of such persons (collectively a “Related Party”), has a direct or indirect material interest.  Our Audit Committee reviews and approves any transaction with a Related Party we propose to enter into. Our Audit Committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our shareholders. Such transactions will be entered into only if found to be in the best interest of the Company and approved in accordance with the Company’s Code of Ethics, which is available on the “Investors” page of Company’s website, www.riotblockchain.com, under the “Governance” tab.

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

Director Independence

The Company’s Board is currently comprised of three independent non-employee directors, (i) Mr. Benjamin Yi, (ii) Mr. Hubert Marleau, and (iii) Ms. Hannah Cho, as well as one non-independent executive director, Mr. Jason Les, who currently serves as our CEO.  Mr. Yi currently serves as Chairperson of the Board and of its Audit Committee and Compensation and Human Resources Committee.

Our Board of Directors periodically assesses, with the recommendation of the Governance and Nominating Committee, the independence of its non-employee members as defined in the listing standards of NASDAQ and applicable laws. The definition of “independent director” included in the NASDAQ rules includes a series of objective tests, such as whether the director is an employee of the Company, whether the director has engaged in various types of specified business dealings with the Company, and whether the director has an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company’s Corporate Governance Policies, the Board’s determination of independence is made in accordance with the NASDAQ rules, as the Board has not adopted supplemental independence standards.

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

The Board, upon recommendation of its Governance and Nominating Committee, unanimously determined that each of our three non-employee directors is “independent,” as such term is defined under applicable NASDAQ and SEC rules, including the additional independence criteria for members of the Audit Committee under applicable NASDAQ and SEC rules, including the requirements under Rule 10A-3(b)(1) of the Exchange Act.

Further, as required by the NASDAQ rules, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), even if the director otherwise satisfies the objective independence tests included in the definition of an “independent director” included in the NASDAQ and SEC rules, including the additional independence criteria for members of the Audit Committee under applicable NASDAQ and SEC rules, including the requirements under Rule 10A-3(b)(1) of the Exchange Act.

In addition, prior to his departure from the Board in November 2020, the Board had determined that Mr. Remo Mancini, the former chairperson of the Board, qualified as an “independent director” under applicable NASDAQ and SEC rules, including under the additional independence criteria for members of the Audit Committee (which Mr. Mancini also chaired, prior to his departure) under applicable NASDAQ and SEC rules, including the requirements under Rule 10A-3(b)(1) of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Aggregate fees billed or expected to be billed for professional services for the years ended December 31, 2020 and 2019 in the following categories and amounts were:

	2020	2019

Audit Fees (1)	$413,545	$429,000

Audit-Related Fees	—	—

Tax Fees (2)	47,250	2,000

All Other Fees	—	—

Total Fees	$460,795	$431,000

(1)	Audit fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees include services rendered by Marcum LLP, our independent registered accounting firm, for the 2020 and 2019 audits totaling $262,650 and $296,000, respectively. Fees also include services rendered by Marcum LLP for their reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during the first three quarters of 2020 and 2019 totaling $85,490 and $72,000. Audit fees include services, including services related to the review of our registration statements by Marcum LLP, in 2020 and 2019, totaling $65,405 and $42,000, respectively and by MNP LLP and EisnerAmper LLP (the Company’s prior auditors) for 2019 totaling $7,000 and $12,000, respectively.

(2)	Tax Fees include fees for services rendered for tax compliance and related matters. There were no Tax Fees incurred with or services provided by our auditors, Marcum LLP in 2020 or 2019.

Our principal accountant (through its full-time employees) performed all work regarding the audit of our financial statements for the most recently completed fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

31.	Certifications.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer *

 ____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf on April 30, 2021, by the undersigned thereunto duly authorized.

RIOT BLOCKCHAIN, INC.

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant on April 30, 2021 in the capacities indicated.

/s/ Jason Les
Jason Les Chief Executive Officer (principal executive officer) and Non-Independent Executive Director

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal, Chief Financial Officer (principal financial officer)

/s/ Megan Brooks
Megan Brooks, Chief Operating Officer (principal operations officer)

/s/ Benjamin Yi
Benjamin Yi, Director

/s/ Hubert Marleau
Hubert Marleau, Director

/s/ Hannah Cho
Hannah Cho, Director

