Form 10-Q
period 2021-03-31
Riot Blockchain, Inc.
filed 2021-05-17
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(303) 794-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, no par value	RIOT	Nasdaq Capital Market

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

The number of shares of no-par value common stock outstanding as of May 14, 2021 was 84,144,732.

RIOT BLOCKCHAIN, INC.

i

RIOT BLOCKCHAIN, INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Blockchain, Inc.,” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact, including those set forth under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the value of Bitcoin awards in our mining operation; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future, including expected COVID-related impacts on our business; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Quarterly Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995. The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•

our strategic decision to concentrate on and make capital investments in cryptocurrency mining ties the success of our business to the success of the major cryptocurrencies we mine, particularly Bitcoin, as well as the success of cryptocurrencies, generally;

•

our cryptocurrency mining operations are subject to unique industry risks, including, among others, risks associated with the need for significant electrical power, intense competition for new miners, cybersecurity and increased world-wide competition for a fixed supply of Bitcoin rewards, which could have a material adverse effect on our business;

•

our mining operations could be materially and adversely impacted by a natural disaster or other significant disruption;

•

our present use of a third-party co-location arrangement for our mining operations;

•

we depend on our ability to mine cryptocurrencies, particularly Bitcoin, at a value above our cost to mine them; however, the historical volatility in the market prices of these cryptocurrencies significantly impairs our ability to accurately predict their future prices and, therefore, our future revenues;

•

strategic transactions, including mergers, acquisitions, investments and divestitures in other cryptocurrency- and blockchain-focused companies, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity;

•

we may fail to realize the anticipated benefits of our planned acquisition of Whinstone US, Inc. (“Whinstone”), or those benefits may take longer to realize than expected, as we encounter unforeseen difficulties integrating its operations into our own;

•

if we are successful in completing our acquisition of Whinstone, we may be unable to attract and retain senior management and other qualified personnel necessary to effectively integrate Whinstone’s operations into our own;

•

we will need to raise additional capital to fund our business objectives, goals and strategies; however, volatility in the trading price of shares of our common stock may jeopardize our ability to maintain the Nasdaq listing of our common stock and/or make it difficult or impossible for us to raise the necessary capital;

•

our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners;

ii

•

we have a small executive management team and board of directors, and it may be difficult for us to replace a departing member of our management team or board;

•

we have a history of operating losses and we may be unable to achieve or sustain profitability;

•

we participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•

we cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability;

•

we could be negatively impacted by a security breach, through cyber attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems;

•

disputes with our suppliers, or their inability to perform or timely deliver new miners, parts or services, could adversely affect our expectations regarding future deployment of our miners;

•

we face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity;

•

unforeseen environmental issues could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity;

•

the outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity; and

•

COVID-19 and ongoing attempts to contain and reduce its spread could have a material adverse effect on our business operations, financial condition, results of operations, cash flows and equity, as well as those of our transaction partners, including the overseas manufacturers of our miners.

Additional details and discussions concerning some of the various risks, factors and uncertainties that could cause future results to differ materially from those expressed or implied in our forward-looking statements are set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the “2020 Annual Report”), as well as those which may be disclosed in current reports on Form 8-K and other subsequent filings we make with the SEC. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our 2020 Annual Report, this Quarterly Report, and our other filings are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material may adversely impact our business, financial condition, results of operations and cash flows. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Interim Consolidated Financial Statements (Unaudited)

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$241,012	$223,382
Prepaid expenses and other current assets	629	1,257
Cryptocurrencies	34,567	11,626
Total current assets	276,208	236,265
Property and equipment, net	28,306	10,143
Deposits on equipment	70,730	33,093
Long-term investments	310	310
Patents, net	351	336
Total assets	$375,905	$280,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,904	$718
Accrued expenses	4,432	1,582
Deferred revenue, current portion	97	97
Total current liabilities	7,433	2,397

Deferred revenue, less current portion	655	679
Total liabilities	8,088	3,076

Commitments and contingencies - Note 10

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 2,199 and 4,199 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively, liquidation preference over common stock, equal to carrying value	11	22
Common stock, no par value; 170,000,000 shares authorized; 84,120,723 and 78,523,517 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	590,188	506,961
Accumulated deficit	(222,382)	(229,912)
Total stockholders' equity	367,817	277,071
Total liabilities and stockholders' equity	$375,905	$280,147

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Revenue, net - cryptocurrency mining	$23,173	$2,362
License fees	24	24
Total revenue	23,197	2,386

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)	7,534	1,407
Selling, general and administrative	5,462	3,735
Depreciation and amortization	2,846	663
Impairment of cryptocurrencies	-	989
Total costs and expenses	15,842	6,794
Operating income (loss)	7,355	(4,408)

Other income (expense):
Gain on sale of equipment	-	17
Interest income	175	-
Interest expense	-	(2)
Other income	-	10
Realized gain on sale/exchange of cryptocurrencies	-	106
Total other income	175	131

Net income (loss)	$7,530	$(4,277)

Basic net income (loss) per share	$0.09	$(0.15)
Diluted net income (loss) per share	$0.09	$(0.15)

Basic weighted average number of shares outstanding	83,163,400	28,585,915
Diluted weighted average number of shares outstanding	83,712,151	28,585,915

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(in thousands, except for share and per share amounts)

(Unaudited)

Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2021	4,199	$22	78,523,517	$506,961	$(229,912)	$277,071
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	-	-	202,395	(1,206)	-	(1,206)
Issuance of common stock related to exercise of warrants	-	-	415,657	806	-	806
Issuance of common stock for settlement of 1,257,235 warrants on a cashless basis	-	-	543,686	-	-	-
Issuance of common stock/At-the-market offering, net of offering costs of $2.1 million	-	-	4,433,468	82,680	-	82,680
Conversion of preferred stock to common stock	(2,000)	(11)	2,000	11	-	-
Stock-based compensation	-	-	-	936	-	936
Net income	-	-	-	-	7,530	7,530
Balance as of March 31, 2021	2,199	$11	84,120,723	$590,188	$(222,382)	$367,817

Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2020	4,199	$22	25,082,872	$243,458	$(217,238)	$26,242	$(7)	$26,235
Issuance of common stock to settle executive compensation	-	-	122,377	175	-	175	-	175
Delivery of common stock underlying restricted stock units	-	-	5,000	-	-	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	6,024,059	9,184	-	9,184	-	9,184
Cancellation of Prive Escrow shares	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	1,914	-	1,914	-	1,914
Net loss	-	-	-	-	(4,277)	(4,277)	-	(4,277)
Balance as of March 31, 2020	4,199	$22	31,034,308	$254,731	$(221,515)	$33,238	$(7)	$33,231

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$7,530	$(4,277)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	936	1,914
Depreciation and amortization	2,846	663
Amortization of license fee revenue	(24)	(24)
Amortization of right of use assets	-	643
Impairment of cryptocurrencies	-	989
Realized gain on sale/exchange of cryptocurrencies	-	(106)
Gain on sale of equipment	-	(17)
Changes in assets and liabilities:
Prepaid expenses and other current assets	628	543
Cryptocurrencies - mining, net of mining pool operating fees	(22,941)	(2,326)
Accounts payable	2,186	(135)
Accrued expenses	2,850	45
Lease liability	-	(571)
Net cash used in operating activities	(5,989)	(2,659)

Cash flows from investing activities
Proceeds from the sale of equipment	-	18
Deposits on equipment	(56,353)	-
Purchases of property and equipment	(2,270)	-
Patent costs incurred	(38)	(27)
Net cash used in investing activities	(58,661)	(9)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	84,817	9,495
Offering costs for the issuance of common stock / At-the-market offering	(2,137)	(311)
Proceeds from exercise of common stock warrants	806	-
Repurchase of common shares to pay employee withholding taxes	(1,206)	-
Net cash provided by financing activities	82,280	9,184

Net increase in cash and cash equivalents	17,630	6,516
Cash and cash equivalents at beginning of period	223,382	7,440
Cash and cash equivalents at end of period	$241,012	$13,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock to settle previously accrued executive compensation	$-	$175
Reclassification of deposits to property and equipment	$18,716	$1,449
Conversion of preferred stock to common stock	$11	$-

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Note 1. Organization and Operation of Our Business

Nature of Operations:

Riot Blockchain, Inc. operates a cryptocurrency mining operation using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for cryptocurrency rewards (primarily Bitcoin). The Company has also historically mined Bitcoin cash and litecoin; however, the Company has focused its efforts on mining Bitcoin.

The Company participates in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hashrate”) with the hashrate generated by other miners participating in the pool to earn cryptocurrency rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hashrate each participant contributes to the pool, and assigns cryptocurrency rewards earned by the pool among its participants in proportion to the hashrate each participant contributed to the pool in connection with solving a block.

The Company generates substantially all its revenue through its cryptocurrency mining operation by holding the cryptocurrency it mines and selling it on the market for its own account.

Mining Equipment:

Generally speaking, miners with greater hashing power relative to other miners attempting to solve a block have a higher chance of solving the block and receiving a cryptocurrency award. Further, as the market price for Bitcoin has increased, we have observed that the relative number of miners and the total hashing power deployed on the Bitcoin blockchain has also increased. Accordingly, we seek to increase our hashing power capacity relative to the total hashing power devoted to the Bitcoin blockchain by acquiring and deploying increasing numbers of the latest generation of more powerful and energy-efficient miners.

As of March 31, 2021, the Company exclusively operated the Antminer series of miners manufactured by Bitmain Technologies Limited (“Bitmain”), which use ASIC chips designed around the 256-bit secure hashing algorithm (SHA-256) used by the Bitcoin blockchain and, therefore, the primary cryptocurrency the Company seeks to mine is Bitcoin.

During the three months ended March 31, 2021, the Company continued to expand its quantity of miners with the objective of increasing the Company’s operational efficiency and performance.

During the year ended December 31, 2020, the Company entered into purchase agreements to acquire 33,646 Antminers from Bitmain, including 12,000 model S19j-Pro miners, 20,606 model S19-Pro miners and 1,040 model S19 miners. As of December 31, 2020, the Company had received and deployed 7,043 total miners at the Company’s mining operation pursuant to a co-location mining services agreement with Coinmint, LLC (“Coinmint”) at Coinmint’s facility in New York (the “Coinmint Facility”), including 4,000 model S17-Pro miners purchased from Bitmain in 2019, as well as 3,043 of the miners purchased from Bitmain in 2020.

During the three months ended March 31, 2021, the Company received 6,703 additional Antminer model S19-Pro miners related to its 2020 purchase agreements with Bitmain and, as of March 31, 2021, had deployed a total of 13,746 miners in its mining operation.

During 2021 the Company entered into two additional purchase agreements with Bitmain to acquire 43,500 Antminer model S19j (90 Terahash per second) (“TH/s”) miners, for a total purchase price of approximately $145.7 million. Pursuant to these agreements, approximately $32.6 million of the total purchase price was initially paid by the Company to Bitmain as refundable deposits, with the remainder payable in installments in advance of shipment of the miners, which is scheduled to occur on a monthly basis between October 2021 and October 2022.

Note 2. Liquidity and Financial Condition

Prior to 2021, the Company has experienced recurring losses and negative cash flows from operations. At March 31, 2021, the Company had approximate balances of cash and cash equivalents of $241.0 million, working capital of $268.8 million, total stockholders’ equity of $367.8 million and an accumulated deficit of $222.4 million. To date, the Company has, in large part, relied on equity financings to fund its operations. The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next one-year from the date these financial statements are issued.

During the three months ended March 31, 2021, the Company paid approximately $56.4 million as deposits primarily for miners and as of March 31, 2021, reclassified $18.7 million to property and equipment in connection with the receipt of 6,703 miners placed in service at the Coinmint Facility.

During the three months ended March 31, 2021, the Company received net proceeds of approximately $82.7 million (after deducting $2.1 million in commissions and expenses) from sales of 4,433,468 shares of its common stock, no par value, at a weighted average gross sales price of $19.13 per share, which were sold in the Company’s December 2020 at-the-market offering of up to $200 million in shares of our common stock, no par value (the “December 2020 ATM Offering”) by H.C. Wainwright & Co., LLC (“H.C. Wainwright”), as the Company’s sales agent, pursuant to the terms of the Second Amendment to the At-the-Market Sales Agreement between the Company and H.C. Wainwright. All shares of the Company’s common stock, no par value, sold under the December 2020 ATM Offering were issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-251149), filed with the SEC on December 4, 2020 (the “December 2020 Registration Statement”).

COVID-19:

The COVID-19 global pandemic has been unprecedented and unpredictable and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on the Company’s current assessment, however, the Company does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the worldwide spread of COVID-19. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

Note 3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation and Principles of Consolidation:

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

The results for the unaudited condensed interim consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2020 consolidated financial statements included in its 2020 Annual Report.

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

ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

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

Income (loss) Per Share:

Basic net income (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company excludes its unvested restricted shares from the net loss per share calculation.

For the three months ended March 31, 2021, the Company recorded net income and therefore, earnings per share was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock shares, warrants and Series B Preferred Stock. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, restricted stock awards and warrants. Potentially dilutive shares issuable upon conversion of our Series B Preferred Stock are calculated using the if-converted method.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic and diluted income (loss) per share:
Net income (loss)	$7,530	$(4,277)

Basic weighted average number of shares outstanding	83,163,400	28,585,915
Add:		-
Options to purchase common stock	10,788	-
Unvested restricted stock awards	530,623	-
Warrants to purchase common stock	4,712	-
Convertible Series B preferred shares	2,628	-
Diluted weighted average number of shares outstanding	83,712,151	28,585,915

Basic net income (loss) per share	$0.09	$(0.15)

Diluted net income (loss) per share	$0.09	$(0.15)

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share at March 31, 2020 because their inclusion would be anti-dilutive are as follows:

March 31, 2020
Options to purchase common stock	12,000
Unvested restricted stock awards	1,445,024
Warrants to purchase common stock	3,554,257
Convertible Series B preferred shares	4,199
Total	5,015,480

Recently Issued and Adopted Accounting Pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s unaudited condensed consolidated financial statements properly reflect the change.

Note 4. Cryptocurrencies

The following table presents additional information about cryptocurrencies:

Beginning balance - January 1, 2021	$11,626
Revenue recognized from cryptocurrencies mined	23,173
Mining pool operating fees	(232)
Ending balance - March 31, 2021	$34,567

Note 5. Property and Equipment

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Miners and mining equipment	$35,383	$14,406
Office and computer equipment	93	83
Total cost of property and equipment	35,476	14,489
Less accumulated depreciation	(7,170)	(4,346)
Property and equipment, net	$28,306	$10,143

During the three months ended March 31, 2021, the Company received 6,703 miners related to its 2020 purchase contracts with Bitmain and, as of March 31, 2021, the Company had received and deployed a total of 13,746 new Antminer model S17-Pro or newer miners.

During the three months ended March 31, 2021, the Company paid approximately $56.4 million as deposits, primarily for miners, including $32.6 million paid to Bitmain as refundable deposits for the acquisition of 43,500 Antminer S19j (90 TH/s) miners for an aggregate purchase price of $145.7 million, which are scheduled to be delivered, on a monthly basis, between October 2021 and October 2022, with the remainder of the payments due in advance of deliveries. As of March 31, 2021, the Company reclassified $18.7 million to property and equipment in connection with the receipt of 6,703 miners at the Coinmint Facility.

In December 2020, the Company entered into a pilot project with a dual focus of evaluating next-generation immersion technology to increase mining productivity, in addition to evaluating software to reduce energy costs. These technologies have the potential to reduce the Company’s Bitcoin production costs, increase hashrate capacity and significantly extend the life of the Company’s Bitcoin mining ASICs. As of March 31, 2021, approximately $2.7 million in equipment costs for this project (that is not yet operational) is included in “Miners and mining equipment” in the table above.

Depreciation and amortization expense totaled approximately $2.8 million and $0.7 million (including $0.02 million and $0.03 million of patent amortization) for the three months ended March 31, 2021 and 2020, respectively. Depreciation is computed on the straight-line basis for the periods the assets are in service.

As of March 31, 2021, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 25,400 miners (11,900 new S19-Pro model miners, 12,000 new S19j-Pro model miners, and 1,500 new model S19j miners), scheduled to be delivered through October 2021, and had paid a deposit of 20% of the total purchase price for the acquisition of 42,000 model S19j miners pursuant to a purchase agreement entered into by the Company and Bitmain, dated effective as of April 5, 2021. A summary of the purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) is summarized as follows:

Agreement Date*	Original Purchase Commitment	Open Purchase Commitment	Deposit Balance	Expected Shipping
August 12, 2020	$17,428	$-	$8,714	Second Quarter 2021
August 25, 2020	$11,110	$-	$10,666	Second Quarter 2021
December 18, 2020 (1 of 2)	$26,308	$13,154	$13,154	Second - Third Quarter 2021
December 18, 2020 (2 of 2)	$8,577	$3,002	$5,604	Second - Third Quarter 2021
March 11, 2021	$7,224	$3,612	$3,612	Fourth Quarter 2021
March 31, 2021**	$-	$-	$28,980	Deposit on 42,000 miners
Total	$70,647	$19,768	$70,730

* Pursuant to the Company’s agreements with Bitmain, the Company is responsible for all shipping charges incurred in connection with the delivery of the miners.

** On March 31, 2021, the Company paid approximately $29 million as a deposit for the miners to be acquired under the purchase agreement, dated effective as of April 5, 2021, with Bitmain to acquire approximately 42,000 Antminer model S19j Miners, which are scheduled to be shipped in 12 batches of approximately 3,500 miners each, on a monthly basis, between November 2021 and October 2022. See Note 11.

Note 6. Long-Term Assets

Deposits on Equipment:

Deposits on equipment consisted of the following as of March 31, 2021:

Balance at January 1, 2021	$33,093
Additions	56,353
Reclassification to property and equipment	(18,716)
Balance at March 31, 2021	$70,730

During the three months ended March 31, 2021, the Company paid approximately $56.4 million as deposits, primarily for miners, and, as of March 31, 2021, reclassified $18.7 million to property and equipment in connection with the receipt of 6,703 miners at the Coinmint Facility. See Note 5.

Note 7. Accrued Expenses

As of March 31, 2021 and December 31, 2020, the Company’s accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Sales and use tax	$2,019	$791
Professional fees	1,820	120
Payroll and related benefits	348	415
Other	245	256
Total accrued expenses	$4,432	$1,582

Note 8. Stockholders’ Equity

At-the-Market Equity Offering:

During January 2021, in connection with the Second Amendment to the At-the-Market Sales Agreement between the Company and its sales agent, H.C. Wainwright, the Company received gross proceeds of approximately $84.8 million ($82.7 million net of $2.1 million in expenses) from the sale of 4,433,468 shares of common stock, with an average fair value of $19.13 per share, in the December 2020 ATM Offering. With the sale and issuance of these shares, all $200 million in shares of the Company’s common stock registered under the December 2020 Registration Statement had been issued and the Company completed the December 2020 ATM Offering. Under the terms of the December 2020 ATM Offering, the Company only issued shares of its common stock.

Common Stock:

During the three months ended March 31, 2021, 242,645 shares of common stock were issued to members of the Company’s board of directors, officers, employees and advisors of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Plan, as amended (the “2019 Equity Plan”). The Company withheld 40,250 of these shares, at a fair value of approximately $1.2 million, to cover the withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan.

During the three months ended March 31, 2021, the Company issued 415,657 shares of its common stock in connection with the exercise of 415,657 common stock warrants issued to investors in connection with the Company’s January 2019 private placement transaction, for net proceeds of approximately $0.8 million.

During the three months ended March 31, 2021, the Company issued 543,686 shares of its common stock in connection with the cashless exercise of warrants to purchase 1,257,235 shares of common stock, which were issued to investors in connection with private placement transactions in December 2017.

During the three months ended March 31, 2021, 2,000 shares of the Company’s Series B preferred stock were converted into 2,000 shares of its common stock, leaving 2,199 shares outstanding.

Note 9. Stock Options, Warrants and Restricted Common Stock

Stock-Based Compensation:

The Company’s stock-based compensation expenses recognized during the three months ended March 31, 2021 and 2020 were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed interim consolidated statements of operations.

The Company recognized stock-based compensation expense during the three months ended March 31, 2021 and 2020 totaling $936 and $1,914, respectively, granted under the 2019 Equity Plan, for restricted stock awards.

Restricted Common Stock Awards:

A summary of the Company’s unvested restricted common stock awards activity in the three months ended March 31, 2021 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	633,305	$1.27
Vested	(125,624)	$5.24
Granted	86,440	$37.15
Unvested at March 31, 2021	594,121	$5.62

During the three months ended March 31, 2021, the Company awarded 86,440 restricted shares of common stock under the 2019 Equity Plan to directors, employees and advisors, which are generally eligible to vest over a one-year period.

The value of restricted common stock grants is measured based on their fair market value on the date of grant and amortized over their respective vesting periods. During the three months ended March 31, 2021, the fair market value of awards granted totaled $3.2 million and as of March 31, 2021, there was approximately $2.5 million of total unrecognized compensation cost related to unvested restricted common stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately six months.

Stock Incentive Plan Options:

As of March 31, 2021, 12,000 stock options were outstanding, with a weighted average exercise price of $4.09, and a weighted average remaining contractual term of approximately 2.5 years, which were originally issued in 2017 under the Company’s then-effective 2017 Equity Incentive Plan and which are eligible to be settled, upon payment of the exercise price, under the 2019 Equity Plan. The stock options are 100% vested with an intrinsic value of approximately $0.6 million.

Other Common Stock Purchase Warrants:

Following is a summary of outstanding warrants (issued in connection with previously disclosed private placement transactions in 2019 and 2017) for the three months ended March 31, 2021:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2021	2,061,770	$32.33	1.1	$6,256
Exercised	(1,672,892)	$1.94	-	$-
Outstanding and exercisable at March 31, 2021	388,878	$40.00	0.2	$5,160

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on March 31, 2021 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders exercised their warrants on March 31, 2021.

Note 10. Commitments and Contingencies

Commitments:

Operating Leases:

At March 31, 2021, the Company did not have any significant operating lease liabilities or right of use assets.

Rent expense for the three months ended March 31, 2021 was nominal. Rent expense, including electric power costs, recorded on a straight-line basis, was approximately $1.3 million for the three months ended March 31, 2020.

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

Shareholder Class Action Suit:

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

On April 30, 2020, the court granted the motions to dismiss, which resulted in the dismissal of all claims without prejudice. On December 24, 2020, Lead Plaintiff filed another amended complaint. Defendants filed multiple motions to dismiss the amended complaint starting on February 8, 2021, which have been fully briefed. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Shareholder Derivative Cases:

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

Kashwise Demand:

On February 18, 2020, the Company received a demand letter from Kashwise Global Funding, Inc. (“Kashwise”) for the payment of fees pursuant to an alleged arrangement between the Company and Kashwise in connection with the January 2019 private exempt offering of the Company’s securities to a group of accredited investors (the “Kashwise Demand”). The Company timely responded to the Kashwise Demand; however, on April 13, 2020, Kashwise Global Funding Solutions, Inc. filed suit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Kashwise Suit”) alleging substantially similar claims as in the Kashwise Demand. The Company has removed the Kashwise Suit to Federal District Court in and for the Southern District of Florida where it remains pending with a scheduled trial date (if not delayed by the COVID-19 pandemic) in June of 2021. The Company continues to vigorously dispute the allegations made in the Kashwise Suit. The Company has also filed a motion seeking summary judgment as a matter of law in its favor on all claims in the Kashwise Suit, which is pending with the Court. However, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Note 11. Subsequent Events:

Common Stock:

Subsequent to March 31, 2021, 25,884 shares of common stock were issued to members of the Company’s board of directors, officers, employees and advisors of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Plan. The Company withheld 1,875 of these shares at a fair value of approximately $0.1 million, to cover the withholding taxes related to the settlement of these vested restricted stock units.

Subsequent to March 31, 2021, for 2021 services the Company awarded 6,650 restricted common stock units vesting over a one-year period to certain employees of the Company issued pursuant to the 2019 Equity Plan.

Miners:

On April 5, 2021, the Company entered into a sales agreement with Bitmain to acquire approximately 42,000 Antminer model S19j miners. Bitmain is scheduled to manufacture these new miners in 12 batches of approximately 3,500 miners (each, a “Batch”), which will be delivered, on a monthly basis, between November 2021 and October 2022. The Company will pay Bitmain approximately $138.5 million (subject to adjustments, offsets and costs as set forth in the agreement) (the “Purchase Price”), payable as follows: (i) 20% of the Purchase Price was paid on March 31, 2021 as a refundable down payment in connection with the agreement; (ii) 30% of the Purchase Price per Batch due 6 months in advance of the shipment date for such Batch; and (iii) the remaining 50% of the Purchase Price per Batch due 30 days in advance of the shipment date for such Batch.

Acquisitions:

On April 8, 2021, the Company entered into a stock purchase agreement with Northern Data AG, a German stock corporation (the “Seller”), and Whinstone US, Inc., a Delaware corporation and a wholly owned subsidiary of the Seller (“Whinstone”), which provides for Riot to acquire all of the issued and outstanding equity interests of Whinstone (the “Acquisition”). The Acquisition is currently expected to close during the second quarter of 2021, subject to the satisfaction or waiver of various closing conditions customary for a transaction of this type, including, among other things, (a) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (b) the listing authorization of the shares of Riot’s common stock, no par value, to be issued to the Seller as part of the consideration paid for the Acquisition by the Nasdaq Stock Market (“NASDAQ”), subject to official notice of issuance, to the extent required by the rules of NASDAQ, (c) the absence of government orders or laws prohibiting or making illegal the Acquisition, (d) the absence of pending legal proceedings challenging or seeking to enjoin, restrain or prohibit or make illegal the Acquisition, (e) the Seller and Whinstone obtaining certain third party consents, (f) each of Riot and the Seller executing and delivering a Shareholder Agreement and (g) the absence of any material adverse effect on Whinstone or its subsidiary, taken as a whole, or on Riot and its subsidiaries, taken as a whole.

At the closing of the Acquisition, Riot will pay to the Seller $80.0 million in cash, subject to closing adjustments and issue to the Seller 11,800,000 shares of Riot’s common stock, no par value.

Whinstone is based in Rockdale, Texas and its facility is located on an 100-acre site, hosting Bitcoin mining customers in three buildings totaling 190,000 square feet. An additional 60,000 square foot building is also under development. The site is subject to a long-term lease agreement, with electricity provided via a long-term power supply contract. Whinstone has approximately 100 employees.

Long-Term Investments:

In September 2017 and February 2018, the Company acquired a minority interest for $9.4 million in Coinsquare Ltd. (“Coinsquare”), which operates a digital crypto currency exchange platform in Canada. The investment resulted in an ownership in Coinsquare by the Company of approximately 11.7%, on a fully diluted basis. In 2020, the Company determined there were indicators that would cause a 100% impairment of the Coinsquare investment, resulting in the Company recording an impairment expense of $9.4 million in 2020. The Company elected under ASU-2016-01 to account for the Coinsquare investment using the measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes.

On April 16, 2021, pursuant an investment agreement between Coinsquare, Coinsquare’s shareholders (including Riot) and Mogo Inc. (NASDAQ: MOGO) (“Mogo Investment Agreement”), a digital payments and financial technology company (“Mogo”), Riot sold 631,377 of its 3.4 million common shares of Coinsquare (the “Coinsquare Shares”) in exchange for 373,084 common shares of Mogo (the “Mogo Shares”) and approximately US $1.8 million in cash. Subsequently, on May 12, 2021, Riot entered into a binding term sheet with Mogo to sell its remaining 2.2 million Coinsquare Shares at a purchase price of approximately US $18 million, payable at Mogo’s option, in cash, Mogo Shares, or a blend of cash and Mogo Shares, following execution of a share purchase agreement. The remaining 573,830 Coinsquare Shares held by Riot, are expected to be sold in connection with Mogo’s exercise of its options to purchase additional Coinsquare Shares under the Mogo Investment Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the fiscal year ended December 31, 2020, as included in our 2020 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and our actual results could differ materially from those discussed in these forward-looking statements. Further, these forward-looking statements should not be construed either as assurances of performance or as promises of a given course of action. You should review the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of this Quarterly Report for a discussion of factors that could cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.

Overview:

The Company’s current focus is on growing its cryptocurrency mining operation, primarily with the goal of mining Bitcoin utilizing specialized ASIC miners manufactured by Bitmain, known as Antminers. During the year ended December 31, 2020 and into 2021, the Company continued an ongoing process of upgrading and expanding its existing miner fleet and evaluating its mining operations, with the objective to increase the Company’s operational efficiency and performance.

Mining Equipment:

The Company’s current focus is on its cryptocurrency mining operation, and during the three months ended March 31, 2021, it continued to expand its quantity of miners with the objective of increasing the Company’s operational efficiency and performance.

During the year ended December 31, 2020, the Company purchased 33,646 Antminer series of miners from Bitmain, including 12,000 model S19j-Pro miners, 20,606 model S19-Pro miners and 1,040 model S19 miners. As of December 31, 2020, the Company had received and deployed 7,043 total miners at the Company’s mining operation at the Coinmint Facility in New York, including 4,000 model S17-Pro miners purchased from Bitmain in 2019, as well as 3,043 of the miners purchased from Bitmain in 2020, consisting of 2,003 model S19-Pro miners and 1,040 model S19 miners.

During the three months ended March 31, 2021, the Company received 6,703 additional Antminer model S19-Pro miners related to its 2020 purchase contracts with Bitmain and, as of March 31, 2021, had deployed a total of 13,746 miners in its mining operation.

During 2021, the Company has entered into two additional purchase agreements with Bitmain to acquire 43,500 Antminer model S19j (90 Terahash per second) (“TH/s”) miners, for a total purchase price of approximately $145.7 million. Pursuant to these agreements, approximately $32.6 million of the total purchase price was initially paid by the Company to Bitmain as refundable deposits, with the remainder payable in installments in advance of shipment of the miners, which is scheduled to occur on a monthly basis between October 2021 and October 2022.

Strategic Opportunities:

The Company engaged XMS to assist with evaluating strategic growth opportunities. XMS is an independent global financial services firm with expertise in M&A and strategic advisory. The Company engaged XMS to help with navigating the dynamic Bitcoin landscape and advise the Company on potential strategic transactions in Bitcoin mining related operations. XMS is acting as exclusive financial advisor to the Company in connection with the Whinstone Acquisition. The Company does not have a defined timeline for any future transactions and cannot provide any assurance whether or when future transactions may be announced or consummated.

COVID-19:

The COVID-19 global pandemic has been unpredictable and unprecedented and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on the Company’s current assessment, however, the Company does not expect any material impact on its long-term development, its operations, or its liquidity due to the worldwide spread of COVID-19. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

Summary of Mining Results:

The following table presents additional information about our cryptocurrency mining activities of Bitcoin (“BTC”), Bitcoin Cash (“BCH”) and Litecoin (“LTC”) in coins and amounts ($ in thousands) during the three months ended March 31, 2021 and 2020:

	Quantities (in coins)		Cryptocurrencies
	BTC	BCH	Amounts
Balance at January 1, 2021	1,078	1	$11,626
Revenue recognized from cryptocurrencies mined	491	—	23,173
Mining pool operating fees	—	—	(232)
Balance at March 31, 2021	1,569	1	$34,567

	Quantities (in coins)			Cryptocurrencies
	BTC	LTC	BCH	Amounts
Balance at January 1, 2020	514	3,449	1	$3,839
Revenue recognized from cryptocurrencies mined	281	21	—	2,362
Mining pool operating fees	—	—	—	(36)
Exchange of cryptocurrencies	26	(3,470)	—	106
Impairment of cryptocurrencies	—	—	—	(989)
Balance at March 31, 2020	821	—	1	$5,282

Results of Operations Comparative Results for the Three Months Ended March 31, 2021 and 2020:

Revenue for the three months ended March 31, 2021 and 2020, consisted of our cryptocurrency mining revenue of $23.2 million, and $2.4 million, respectively. The increase of $20.8 million in mining revenue was due to higher Bitcoin values in the 2021 period, averaging $46,729 per coin as compared to $8,287 per coin in the 2020 period, combined with a higher number of Bitcoins awarded in 2021, which totaled 491 as compared to 280 in the 2020 period. Other revenue consisting of license fees was not significant in either period.

Cost of revenues for the three months ended March 31, 2021 and 2020 was $7.5 million and $1.4 million, respectively, representing an increase of approximately $6.1 million. As a percentage of cryptocurrency mining revenue, cost of revenues totaled 32.3% and 58.3% for each of the three-month periods ended March 31, 2021 and 2020, respectively. Cost of revenues consist primarily of direct production costs of mining operations, including electricity, labor, insurance and, in 2020, rent for the Oklahoma City facility and, in 2021, the variable Coinmint hosting fee, but excluding depreciation and amortization which are separately stated. The increase of $6.1 million in cost of revenues is primarily due to the increases in variable mining costs associated with increases in mining revenues.

Selling, general and administrative expenses during the three months ended March 31, 2021 and 2020 totaled $5.5 million and $3.7 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase of $1.8 million is primarily due to professional fees incurred in connection with transaction expenses of approximately $2.4 million incurred during 2021. Additionally, compensation expense increased by $0.3 million due to additional employees to support the Company’s growth, which was partially offset by a decrease in stock-compensation expense of $1.0 million.

Depreciation and amortization expenses during the three months ended March 31, 2021 totaled $2.8 million, which is an increase of approximately $2.2 million, as compared to the three months ended March 31, 2020. The increase is primarily due to higher depreciation expenses recognized for our recently acquired miners.

Impairment charges for cryptocurrencies was $1.0 million for the three months ended March 31, 2020, which was recorded to recognize our cryptocurrencies at the lower of cost or fair value.

Liquidity and Capital Resources:

At March 31, 2021, we had working capital of approximately $268.8 million, which included cash and cash equivalents of $241.0 million. We reported net income of $7.5 million during the three months ended March 31, 2021. Net income included $3.8 million in non-cash items consisting primarily of depreciation and amortization totaling $2.8 million and stock-based compensation totaling $0.9 million.

Coinmint Co-location Mining Services Agreement:

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

Miners:

As of March 31, 2021, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 25,400 miners (11,900 new S19-Pro model miners, 12,000 new S19j-Pro model miners, and 1,500 new model S19j miners), scheduled to be delivered through October 2021.

On April 5, 2021, the Company entered into a purchase agreement with Bitmain to acquire approximately 42,000 Antminer model S19j miners, which are scheduled to be delivered, on a monthly basis, between November 2021 and October 2022. As of March 31, 2021 a deposit of $29.0 million had been paid against the approximate $138.5 million purchase price, payable as follows: (i) 20% of the purchase price paid as a refundable down payment in connection with the execution of the agreement; (ii) 30% of the purchase price per batch due 6 months in advance of the shipment date for such batch; and (iii) the remaining 50% per batch due 30 days in advance of the shipment date for such batch.

Revenue from Mining Operations:

Funding our operations on a go-forward basis will rely significantly on our ability to continue to mine cryptocurrency and the spot or market price of the cryptocurrency we mine. We expect to generate ongoing revenues from the production of cryptocurrencies, primarily Bitcoin currency rewards, for example, in our mining facilities and our ability to liquidate Bitcoin currency rewards at future values will be evaluated from time to time to generate cash for operations. Generating Bitcoin currency rewards, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate revenue from the sale of our cryptocurrency assets, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

The ability to raise funds as equity, debt or conversion of cryptocurrency to maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through Bitcoin production and successfully convert Bitcoin into cash or fund overhead with Bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, we have observed significant historical volatility in the market price of Bitcoin and, as such, future prices cannot be predicted.

If we are unable to generate sufficient revenue from our Bitcoin production when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

At-the-Market Equity Offerings:

During January 2021, in connection with the Second Amendment to the At-the-Market Sales Agreement, as amended, between the Company and its sales agent, H.C. Wainwright, the Company received gross proceeds of approximately $84.8 million ($82.7 million net, after $2.1 million in expenses) from the sale of 4,433,468 shares of common stock, with an average fair value of $19.13 per share, in the December 2020 ATM Offering. With the sale and issuance of these shares, all $200 million in shares of the Company’s common stock registered under the December 2020 Registration Statement had been issued and the Company completed the December 2020 ATM Offering. Under the terms of the December 2020 ATM Offering, the Company only issued shares of its common stock.

Operating Activities:

Net cash used in operating activities was $6.0 million during the three months ended March 31, 2021. Cash was generated from operations by income of $7.5 million, less non-cash items of $3.7 million, consisting of depreciation and amortization totaling $2.8 million and stock-based compensation totaling $0.9 million, net of other immaterial items. Cryptocurrencies increased by $22.9 million, prepaid expenses and other current assets decreased $0.6 million, and accounts payable and accrued expenses increased $5.0 million.

Net cash used in operating activities was $2.7 million during the three months ended March 31, 2020. Cash was consumed from operations by the loss of $4.3 million, less non-cash items of $4.1 million, consisting of stock-based compensation totaling $1.9 million, impairment to our cryptocurrencies of $1.0 million, depreciation and amortization totaling $0.7 million, and amortization of our right of use assets of $0.6 million, offset by, $0.1 million related to the gain from the exchange of cryptocurrencies, net of other immaterial items. Cryptocurrencies increased by $2.3 million and prepaid expenses and other current assets decreased $0.5 million, offset by a decrease in our lease liability of $0.6 million and a decrease in accounts payable and accrued expenses of $0.1 million.

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2021 was $58.7 million, primarily consisting of deposits on equipment of $56.4 million and purchases of property and equipment of $2.3 million.

Net cash used in investing activities during the three months ended March 31, 2020 was not significant, consisting of proceeds from the sale of equipment, offset by patent maintenance costs.

Financing Activities:

Net cash provided by financing activities was $82.3 million during the three months ended March 31, 2021, which consisted of net proceeds from the issuance of our common stock in connection with our December 2020 ATM Offering of $82.7 million and proceeds received from the exercise of common stock warrants of $0.8 million, offset by the repurchase of common stock to pay employee withholding taxes of $1.2 million.

Net cash provided by financing activities was $9.2 million during the three months ended March 31, 2020, which consisted of net proceeds from the issuance of our common stock in connection with our 2019 ATM Offering.

Critical Accounting Policies and Significant Judgments and Estimates:

Our critical accounting policies and significant estimates are detailed in our 2020 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2020 Annual Report, except for those accounting subjects mentioned in the section of the notes to the unaudited condensed interim consolidated financial statements titled “Recently Issued and Adopted Accounting Pronouncements.”

Recently Issued and Adopted Accounting Pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements. See Note 3 of the unaudited condensed interim consolidated financial statements at March 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate, to allow timely decisions regarding required disclosures. Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below

Management’s Report on Internal Control over Financial Reporting:

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

Management assessed the design and operating effectiveness of the Company’s internal controls over financial reporting as of March 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of March 31, 2021, we concluded that our internal control over financial reporting is not effective due to the following material weaknesses identified:

1)	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel.
2)	The Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, (iii) digital currency hardware wallets, and (iv) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Such data is relied on by the Company in recording amounts pertaining to revenue and cryptocurrency assets.
3)	The Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining that amounts pertaining to revenue and cryptocurrency assets are complete and accurate.

Remediation:

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) creating and filling an information technology compliance oversight function; (ii) developing a training program addressing Information Technology General Controls (“ITGC”) and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance control knowledge across the entire IT organization; (iv) developing enhanced risk assessment procedures and controls related to changes in information technology systems; (v) implementing an information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Company’s Board of Directors.

We believe that the above actions, once fully implemented, will remediate the material weaknesses noted above. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls were designed to and are operating effectively.

Changes in Internal Control over Financial Reporting:

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking the remedial actions described above and expect to implement them before December 31, 2021.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this Quarterly Report under Part I, Item 1., Financial Statements in Note 10 titled “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors included in Part I, Item 1A. discussed under the heading “Risk Factors” of our 2020 Annual Report. For the period ended March 31, 2021, there have been no material changes to those risk factors disclosed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

N/A – none.

Item 4. Mine Safety Disclosures

N/A – none.

Item 5. Other Information

N/A – none.

Item 6. Exhibits

EXHIBIT	DESCRIPTION
3.	Certificate of Incorporation and Bylaws.
3.1	Articles of Incorporation filed September 20, 2017 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017).
3.2	Bylaws effective September 20, 2017 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017).
3.3	Amendment to Bylaws effective March 9, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018).
3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017).
10.	Material Contracts.
10.01	First Amendment to the Amended and Restated McGonegal Employment Agreement by and between Riot Blockchain, Inc. and Jeffrey McGonegal, dated as of February 8, 2021 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed February 10, 2021).
10.02	Executive Employment Agreement by and between Riot Blockchain, Inc. and Jason Les, dated as of February 8, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 10, 2021).
10.03	Executive Employment Agreement by and between Riot Blockchain, Inc. and Megan Brooks, dated as of April 6, 2021 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed April 7, 2021).
10.04	Sale and Purchase Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of March 11, 2021, for the acquisition of 1,500 S19j Pro (90 TH/s) Miners (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 17, 2021). †
10.05	Future Sales and Purchases Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of April 5, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 7, 2021). †
10.06

Stock Purchase Agreement by and among Riot Blockchain, Inc., Northern Data AG and Whinstone US, Inc., dated as of April 8, 2021 (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed April 9, 2021).

31.	Certifications.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer). *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer). *
32.1	Section 1350 Certification of Chief Executive Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Section 1350 Certification of Chief Financial Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Interim Consolidated Financial Statements. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

 * Filed herewith.

† Portions of this Exhibit have been omitted as confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2021.

Riot Blockchain, Inc. (Registrant)

Dated: May 17, 2021	/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)
/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Chief Financial Officer (Principal Financial and Accounting Officer)

