Form 10-Q
period 2021-06-30
Riot Blockchain, Inc.
filed 2021-08-23
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of no-par value common stock outstanding as of August 20, 2021 was 95,948,232.

RIOT BLOCKCHAIN, INC.

Page
PART I – FINANCIAL INFORMATION

Item 1.Condensed Interim Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2021 (Interim and Unaudited) and December 31, 2020	1

Condensed Interim Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)	2

Condensed Interim Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)	3

Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (Unaudited)	5

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)	6

RIOT BLOCKCHAIN, INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Blockchain, Inc.,” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

FORWARD- CAUTIONARY NOTE REGARDING LOOKING STATEMENTS

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

•

we may fail to realize the anticipated benefits of our acquisition of Whinstone US, Inc. (“Whinstone”), or those benefits may take longer to realize than expected, as we encounter unforeseen difficulties integrating its operations into our own;

•

we may be unable to attract and retain senior management and other qualified personnel necessary to effectively integrate Whinstone’s operations into our own;

•

we may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired. We may not realize all the economic benefit from our acquisitions, which could cause an impairment of goodwill or intangibles. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate;

i

•

the Whinstone Facility (as defined herein) requires consistent access to a considerable amount of electricity and consistent high-speed Internet connectivity, which we may not be able to guarantee as a result of various factors outside of our control;

•

negative media attention and public perception surrounding energy consumption by cryptocurrency mining may adversely affect our ability to successfully integrate Whinstone and realize the anticipated benefits of the Whinstone Acquisition (as defined herein);

•

the anticipated increased demand in electrical power capacity at the Whinstone Facility may not be sustainably consistent with any increase in cost to supply that demand, which may affect the financial outcomes associated with the Whinstone Acquisition;

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

ii

Additional details and discussions concerning some of the various risks, factors and uncertainties that could cause future results to differ materially from those expressed or implied in our forward-looking statements are set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the “2020 Annual Report”), and the additional risk factors set forth in Exhibit 99.3 of our Form 8-K dated May 26, 2021, as well as those which may be disclosed in current reports on Form 8-K and other subsequent filings we make with the SEC. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our 2020 Annual Report, this Quarterly Report, and our other filings are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material may adversely impact our business, financial condition, results of operations and cash flows. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Interim Consolidated Financial Statements (Unaudited)

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30, 2021	December 31, 2020

ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$147,183	$223,382
Accounts receivable	27	-
Prepaid expenses and other current assets	1,060	1,257
Cryptocurrencies	48,254	11,626
Investments in marketable equity securities, at fair value	24,799	-
Total current assets	221,323	236,265
Property and equipment, net	128,815	10,143
Deposits	78,861	33,093
Long-term investments	310	310
Right of use assets	6,440	-
Derivative asset	30,360	-
Intangible assets, net	89,713	336
Goodwill	267,409	-
Future power credits	83,138	-
Total assets	$906,369	$280,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$28,607	$718
Accrued expenses	4,464	1,582
Deferred revenue, current portion	2,724	97
Operating lease liability, current portion	1,680	-
Total current liabilities	37,475	2,397

Deferred revenue, less current portion	20,789	679
Operating lease liability, less current portion	6,620	-
Contingent consideration liability - future power credits	83,138	-
Deferred tax liability	41,491	-
Other long-term liabilities	2,693	-
Total liabilities	192,206	3,076

Commitments and contingencies - Note 15

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 2,199 and 4,199 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively, liquidation preference over common stock, equal to carrying value	11	22
Common stock, no par value; 170,000,000 shares authorized; 95,948,232 and 78,523,517 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	917,197	506,961
Accumulated deficit	(203,045)	(229,912)
Total stockholders' equity	714,163	277,071
Total liabilities and stockholders' equity	$906,369	$280,147

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Revenue, net - cryptocurrency mining	$31,450	$1,918	$54,623	$4,280
Revenue, net - data center hosting	2,874	-	2,874	-
Other revenue	24	24	48	48
Total revenue	34,348	1,942	57,545	4,328

Costs and expenses:
Cost of revenues, cryptocurrency mining (exclusive of depreciation and amortization shown below)	9,325	1,440	16,859	2,847
Cost of revenues, data center hosting (exclusive of depreciation and amortization shown below)	3,736	-	3,736	-
Acquisition-related costs	17,032	-	18,342	-
Selling, general and administrative	3,512	2,229	7,664	5,964
Depreciation and amortization	5,738	830	8,584	1,493
Change in fair value of derivative asset	(17,536)	-	(17,536)	-
Change in fair value of contingent consideration	185	-	185	-
Impairment of long-term investment	-	9,413	-	9,413
Impairment of cryptocurrencies	17,507	-	17,507	989
Total costs and expenses	39,499	13,912	55,341	20,706
Operating income (loss)	(5,151)	(11,970)	2,204	(16,378)

Other income (expense):
Reversal of registration rights penalty	-	1,358	-	1,358
Gain on sale of equipment	-	18	-	35
Interest income	80	16	255	14
Interest expense	-	-	-	-
Other income (expense)	1,510	(12)	1,510	(2)
Realized gain on sale/exchange of long-term investment	26,260	-	26,260	-
Realized gain on sale/exchange of cryptocurrencies	29	-	29	106
Unrealized gain on marketable equity securities	339	-	339	-
Total other income	28,218	1,380	28,393	1,511

Deferred income tax expense	(3,730)	-	(3,730)	-

Net income (loss)	$19,337	$(10,590)	$26,867	$(14,867)

Basic net income (loss) per share	$0.22	$(0.31)	$0.31	$(0.47)
Diluted net income (loss) per share	$0.22	$(0.31)	$0.31	$(0.47)

Basic weighted average number of shares outstanding	88,681,338	34,528,836	85,937,612	31,591,846
Diluted weighted average number of shares outstanding	89,241,044	34,528,836	86,501,471	31,591,846

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(in thousands, except for share and per share amounts)

(Unaudited)

Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of April 1, 2021	2,199	$11	84,120,723	$590,188	$(222,382)	$367,817
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	-	-	27,509	(113)	-	(113)
Issuance of common stock in connection with the acquisition of Whinstone	-	-	11,800,000	326,152	-	326,152
Stock-based compensation	-	-	-	970	-	970
Net income	-	-	-	-	19,337	19,337
Balance as of June 30, 2021	2,199	$11	95,948,232	$917,197	$(203,045)	$714,163

Three Months Ended June 30, 2020

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of April 1, 2020	4,199	$22	31,034,308	$254,731	$(221,515)	$33,238	$(7)	$33,231
Delivery of common stock underlying restricted stock units	-	-	1,367,899	(221)	-	(221)	-	(221)
Issuance of common stock, net of offering costs/At-the-market offering	-	-	4,157,072	4,922	-	4,922	-	4,922
Stock-based compensation	-	-	-	467	-	467	-	467
Net loss	-	-	-	-	(10,590)	(10,590)	-	(10,590)
Balance as of June 30, 2020	4,199	$22	36,559,279	$259,899	$(232,105)	$27,816	$(7)	$27,809

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(in thousands, except for share and per share amounts)

(Unaudited)

Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2021	4,199	$22	78,523,517	$506,961	$(229,912)	$277,071
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	-	-	229,904	(1,318)	-	(1,318)
Issuance of common stock related to exercise of warrants	-	-	415,657	806	-	806
Issuance of common stock for settlement of 1,257,235 warrants on a cashless basis	-	-	543,686	-	-	-
Issuance of common stock in connection with the acquisition of Whinstone	-	-	11,800,000	326,152	-	326,152
Issuance of common stock/At-the-market offering, net of offering costs of $2.1 million	-	-	4,433,468	82,680	-	82,680
Conversion of preferred stock to common stock	(2,000)	(11)	2,000	11	-	-
Stock-based compensation	-	-	-	1,905	-	1,905
Net income	-	-	-	-	26,867	26,867
Balance as of June 30, 2021	2,199	$11	95,948,232	$917,197	$(203,045)	$714,163

Six Months Ended June 30, 2020

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2020	4,199	$22	25,082,872	$243,458	$(217,238)	$26,242	$(7)	$26,235
Issuance of common stock to settle executive compensation	-	-	122,377	175	-	175	-	175
Delivery of common stock underlying restricted stock units, net of tax	-	-	1,372,899	(221)	-	(221)	-	(221)
Issuance of common stock, net of offering costs/At-the-market offering	-	-	10,181,131	14,106	-	14,106	-	14,106
Cancellation of Prive Escrow shares	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	2,381	-	2,381	-	2,381
Net loss	-	-	-	-	(14,867)	(14,867)	-	(14,867)
Balance as of June 30, 2020	4,199	$22	36,559,279	$259,899	$(232,105)	$27,816	$(7)	$27,809

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$26,867	$(14,867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,905	2,381
Depreciation and amortization	8,584	1,493
Amortization of license fee revenue	(48)	(48)
Amortization of right of use assets	54	648
Deferred income tax expense	3,730	-
Impairment of long-term investment	-	9,413
Impairment of cryptocurrencies	17,507	989
Reversal of registration rights penalty	-	(1,358)
Change in fair value of derivative asset	(16,393)	-
Realized gain on sale/exchange of long-term investment	(26,260)	-
Realized gain on sale/exchange of cryptocurrencies	(29)	(106)
Unrealized gain on marketable equity securities	(339)	-

Gain on sale of equipment	-	(35)
Changes in assets and liabilities:
Accounts receivable	1,045	-
Prepaid expenses and other current assets	2,373	1,206
Cryptocurrencies - mining, net of mining pool operating fees	(54,139)	(4,216)
Accounts payable	15,036	141
Accrued expenses	2,379	(278)
Customer deposits	2,693	-
Deferred revenue	(12,071)	-
Lease liability	(87)	(649)
Net cash used in operating activities	(27,193)	(5,286)

Cash flows from investing activities
Acquisition of Whinstone, net of cash acquired	(40,879)	-
Proceeds from the sale of long-term investments	1,800	-
Proceeds from sale of digital currencies	33	-
Proceeds from the sale of equipment	-	98
Deposits on equipment	(84,986)	(5,520)
Purchases of property and equipment, including construction in progress	(7,126)	(1,449)
Patent costs incurred	(16)	(28)
Net cash used in investing activities	(131,174)	(6,899)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	84,817	14,610
Offering costs for the issuance of common stock / At-the-market offering	(2,137)	(504)
Proceeds from exercise of common stock warrants	806	-
Repurchase of common shares to pay employee withholding taxes	(1,318)	(221)
Net cash provided by financing activities	82,168	13,885

Net increase in cash and cash equivalents	(76,199)	1,700
Cash and cash equivalents at beginning of period	223,382	7,440
Cash and cash equivalents at end of period	$147,183	$9,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for business combination	$326,152	$-
Issuance of common stock to settle previously accrued executive compensation	$-	$175
Reclassification of deposits to property and equipment	40,993	-
Conversion of preferred stock to common stock	11	-

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

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

The Company generates substantially all its revenue through two business segments, its Cryptocurrency Mining segment and its Data Center Hosting segment.

Cryptocurrency Mining:

Generally speaking, mining operators with greater hashing power relative to other miners attempting to solve a block have a higher chance of solving the block and receiving a cryptocurrency award. Further, as the market price for Bitcoin has increased, we have observed generally that the relative number of miners and the total hashing power deployed on the Bitcoin blockchain has also increased. Accordingly, we seek to increase our hashing power capacity relative to the total hashing power devoted to the Bitcoin blockchain by acquiring and deploying increasing numbers of the latest generation of more powerful and energy-efficient miners.

As of June 30, 2021, the Company exclusively operated the Antminer series of miners manufactured by Bitmain Technologies Limited (“Bitmain”), which use ASIC chips designed around the 256-bit secure hashing algorithm (SHA-256) used by the Bitcoin blockchain and, therefore, the primary cryptocurrency the Company seeks to mine is Bitcoin.

During the six months ended June 30, 2021, the Company continued to expand its quantity of miners and the scope of its mining operations, and the acquisition of Whinstone provided the Company with the necessary infrastructure to increase its operational efficiency and performance.

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

During the six months ended June 30, 2021, the Company received 16,603 additional Antminer model S19-Pro miners related to its 2020 purchase agreements with Bitmain and, as of June 30, 2021, had deployed a total of 16,146 miners in its mining operations.

During 2021 the Company entered into two additional purchase agreements with Bitmain to acquire 43,500 Antminer model S19j (90 Terahash per second) (“TH/s”) miners, for a total purchase price of approximately $145.7 million. Pursuant to these agreements, approximately $41.1 million of the total purchase price, has been paid by the Company to Bitmain as deposits, with the remainder payable in installments in advance of shipment of the miners, which is scheduled to occur on a monthly basis between October 2021 and October 2022.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Data Center Hosting:

On May 26, 2021, the Company completed its previously announced strategic acquisition (the “Whinstone Acquisition”) of Whinstone US, Inc. (“Whinstone”) from Northern Data AG, a German stock corporation (the “Seller”).

Whinstone’s data center facility is believed to be the largest single facility, as measured by developed capacity, in North America for Bitcoin mining (the “Whinstone Facility”). Construction on the Whinstone Facility in Rockdale, Texas began in 2020 and is located on a 100-acre site, hosting Bitcoin mining customers in three buildings totaling 190,000 square feet. The site is subject to a long-term ground lease agreement, with electricity provided via a long-term power supply contract. Upon completion of the Whinstone Acquisition, we commenced expansion of the Whinstone Facility to 750 megawatts (“MW”), from its existing 300 MW developed capacity. This expanded Bitcoin mining infrastructure is initially expected to comprise four new buildings totaling approximately 240,000 square feet, with the capacity to support an estimated 112,000 S19j Antminers based upon current configurations. It is expected that the first portion of this expansion will be completed by Q1 2022 and the balance during Q2 2022. The expansion of Bitcoin mining infrastructure at Whinstone provides critical capacity for Riot to deploy its future shipments of Bitcoin mining hardware, in addition to providing an opportunity to expand Whinstone’s hosting business for third-party Bitcoin miners.

In pursuit of achieving the most efficient power strategy, Whinstone combines fixed low-cost power agreements, real-time spot power procurement and income from ancillary power services revenue. Bitcoin miners benefit from low-cost energy to maximize production margins, benefiting from an electricity supply with the flexibility to respond rapidly to supply and demand events in the power market. The combination of Riot and Whinstone allows the Company to rapidly scale its self-mining business with one of the world’s largest mining facilities with power costs among the lowest in the industry.

Whinstone currently hosts Bitcoin mining operations for institutional clients. In addition to hosting revenue, Whinstone also generates engineering and construction services revenue from hosting clients on site, including revenue derived from the fabrication, installation and maintenance services and deployment assistance on immersion cooling technology for Bitcoin mining.

Investments in Marketable Equity Securities:

In September 2017 and February 2018, the Company acquired a minority interest for $9.4 million in Coinsquare Ltd. (“Coinsquare”), which operates a digital crypto currency exchange platform in Canada. The investment resulted in an ownership in Coinsquare by the Company of approximately 11.7%, on a fully diluted basis. In 2020, the Company determined there were indicators that would cause a 100% impairment of the Coinsquare investment, resulting in the Company recording an impairment expense of $9.4 million in 2020. The Company elected under Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”) to account for the Coinsquare investment using the measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes.

During the period ended June 30, 2021, under agreements generally between Coinsquare, Coinsquare’s shareholders (including Riot) and Mogo Inc. (NASDAQ: MOGO) (“Mogo Agreement”), a digital payments and financial technology company (“Mogo”), Riot sold its 3.4 million common shares of Coinsquare (the “Coinsquare Shares”) in exchange for approximately 3.2 million common shares of Mogo (the “Mogo Shares”) and approximately US $1.8 million in cash.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 2. Liquidity and Financial Condition

At June 30, 2021, the Company had approximate balances of cash and cash equivalents of $147.2 million, working capital of $183.8 million, total stockholders’ equity of $714.2 million and an accumulated deficit of $203.0 million. To date, the Company has, in large part, relied on equity financings to fund its operations. The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next one-year from the date these financial statements are issued.

During the six months ended June 30, 2021, the Company paid approximately $70.5 million as deposits primarily for miners and as of June 30, 2021, reclassified $41.1 million to property and equipment in connection with the receipt of 16,603 miners received at the Coinmint Facility and at Whinstone.

During the six months ended June 30, 2021, the Company received net proceeds of approximately $82.7 million (after deducting $2.1 million in commissions and expenses) from sales of 4,433,468 shares of its common stock, no par value, at a weighted average gross sales price of $19.13 per share, which were sold in the Company’s December 2020 at-the-market offering of up to $200 million in shares of our common stock, no par value (the “December 2020 ATM Offering”) by H.C. Wainwright & Co., LLC (“H.C. Wainwright”), as the Company’s sales agent, pursuant to the terms of the Second Amendment to the At-the-Market Sales Agreement between the Company and H.C. Wainwright. All shares of the Company’s common stock, no par value, sold under the December 2020 ATM Offering were issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-251149), filed with the SEC on December 4, 2020 (the “December 2020 Registration Statement”).

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

The results for the unaudited condensed interim consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 31, 2021.

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. They include the results of operations and financial condition of Whinstone beginning on May 26, 2021. See Note 4, “Acquisitions”, for additional information on our acquisition of Whinstone. All intercompany balances and transactions have been eliminated in consolidation.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with valuing contingent consideration for a business combination and periodic reassessment of its fair value, allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, revenue recognition, valuing the derivative asset classified under Level 3 fair value hierarchy, determining the useful lives and recoverability of long-lived assets, impairment analysis of goodwill and finite-lived intangibles, stock-based compensation, and the valuation allowance associated with the Company’s deferred tax assets.

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2020 consolidated financial statements included in its 2020 Annual Report.

Revenue Recognition

Cryptocurrency mining

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

•

Constraining estimates of variable consideration

•

The existence of a significant financing component in the contract

•

Noncash consideration

•

Consideration payable to a customer

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

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

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

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

Data center hosting

In general, we provide power for our data center customers on a variable (sub-metered) basis. A customer pays us variable monthly fees for the specific amount of power utilized at rates specified in each contract, subject to certain minimums. We recognize variable power revenue each month as the uncertainty related to the consideration is resolved, power is provided to our customers, and our customers utilize the power (the customer simultaneously receives and consumes the benefits of the Company’s performance).

We have determined that our contracts contain a series of performance obligations which qualify to be recognized under a practical expedient available known as the “right to invoice.” This determination allows variable consideration in such contracts to be allocated to and recognized in the period to which the consideration relates, which is typically the period in which it is billed, rather than requiring estimation of variable consideration at the inception of the contract. We have also determined that the contracts contain a significant financing component because the timing of revenue recognition differs from the timing of invoicing by a period, exceeding one year.

The Company also installs certain hosted customers’ mining equipment and bills the customer at a fixed fee per piece of equipment or at an hourly rate. Revenue is recognized upon completion of the installation.

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining customers. We bill the customer at a fixed monthly fee or at an hourly rate. For the construction of customer-owned equipment, revenue is recognized upon completion of each phase of the construction project, as defined in each contract. For construction of assets owned by Whinstone but used by the customer during the term of their hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Maintenance services include cleaning, cabling and other services to maintain the customers’ equipment. We bill the customer at a fixed monthly fee or at an hourly rate. Revenue is recognized as these services are provided.

Deferred revenue is primarily from advance payments received and is recognized on a straight-line basis over the remaining life of the contract or upon completion of the installation of the customers’ equipment.

Our primary hosting contracts contain Service Level Agreement clauses, which guarantee a certain percentage of time the power will be available to our customer. In the rare case that we may incur penalties under these clauses, we account for payments made to customers in accordance with ASC 606-10-32-25, Consideration Payable to a Customer, which requires the payment be recognized as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

Other revenue

Other revenue is revenue recognized from an upfront license fee generated from our legacy animal health business. The upfront fee was recorded as deferred revenue and is being amortized into revenue over the term of the License Agreement.

Power Supply Contract and Demand Response Services

In May 2020, Whinstone entered into a Power Supply Agreement with TXU Energy Retail Company LLC (“TXU”) to provide the delivery of a fixed amount of electricity by TXU to Whinstone (via the facility owned by Oncor Electric Delivery Company, LLC (“Oncor”)) for a fixed price through April, 30, 2030. The Power Supply Agreement provides a consistent and sufficient supply of electricity at the Whinstone Facility. If Whinstone uses more electricity than contracted, the cost of the excess is incurred at the current spot rate. Concurrently, Whinstone entered into a contract with Oncor for the extension of delivery system transmission/substation facilities to facilitate delivery of the electricity to the Whinstone Facility (the “Facilities Agreement”). Power costs incurred under this contract are determined on an hourly basis using settlement information provided by the Electric Reliability Council of Texas (“ERCOT”) and are recorded in cost of revenue – data center hosting in our unaudited condensed interim consolidated statements of operations.

Demand response provides the ERCOT market with valuable reliability and economic services by helping to preserve system reliability, enhancing competition, mitigating price spikes, and encouraging the demand side of the market to respond better to wholesale price signals. In collaboration with market participants such as the Company, ERCOT has developed demand response products and services for customers that have the ability to reduce or modify electricity use in response to instructions or signals. Loads may participate by offering directly into the ERCOT markets or indirectly by voluntarily reducing their energy usage in response to wholesale prices.

Depending on the spot market price of electricity, under this program, we opportunistically sell electricity back to ERCOT in exchange for cash payments, rather than providing the power to our customers during these peak times in order to most efficiently manage our operating costs. We sold approximately $1.0 million in electricity back to ERCOT during the period May 26, 2021 (the “Acquisition Date”) through June 30, 2021.

While we manage facility operating costs in part by periodically selling unused or uneconomical power in the market (to ERCOT), we do not consider such actions trading activities. That is, we do not engage in speculation in the power market as part of our ordinary activities. Because the Demand Response Services programs allow for net settlement, we have determined the Power Supply Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging. However, because we have the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, we do not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in our unaudited condensed interim consolidated statements of operations.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

In February 2021, the State of Texas experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures and caused an electricity generation shortage that was severely disruptive to the whole state. While demand for electricity reached extraordinary levels due to the extreme cold, the supply of electricity significantly decreased in part because of the inability of certain power generation facilities to supply electric power to the grid. Due to the extreme market price of electricity during this time, Whinstone stopped supplying power to its customers and instead sold power back to the grid.

In April 2021, under the provisions of the TXU Power Supply Agreement, Whinstone entered into a Qualified Scheduling Entity (“QSE”) Letter Agreement, which resulted in Whinstone being entitled to receive approximately $125.1 million for its power sales during the February winter storm, all under the terms and conditions of the QSE Letter Agreement. Whinstone received cash of $29.0 million in April 2021 (after deducting $10.0 million in power management fees owed by Whinstone), approximately $59.7 million is scheduled to be credited against future power bills of Whinstone beginning in 2022 and the remaining $26.3 million is contingent upon ERCOT’s future remittance. These amounts are gross before fair value adjustments and expenses incurred by Whinstone for power management fees noted above and customer settlements. The fair value of the settlement agreement was estimated and recognized as an asset as part of acquisition accounting. Additionally, pursuant to the Northern Data stock purchase agreement, the Company agreed to pay Seller additional consideration in cash in the amount of the future power credits, net of income taxes, when and if realized by Whinstone. See Note 4, “Acquisitions”.

Fair Value Measurement

The Company follows the accounting guidance in ASC 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s derivative asset related to its Power Supply Agreement is classified within Level 3 of the fair value hierarchy because the fair value is estimated by utilizing valuation models and significant unobservable inputs. The Company’s only financial liability based on Level 3 inputs is a contingent consideration arrangement related to its acquisition of Whinstone. The Company is contractually obligated to pay contingent consideration payments to the Seller if Whinstone realizes certain power credits. (See Note 14, “Fair Value Measurement”)

The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire or contingency is resolved, as applicable.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. A committee consisting of the Company’s executives is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has two operating segments as of June 30, 2021. See Note 16, Segment Information.

Business Combinations

The Company applies the provisions of ASC Topic 805, Business Combinations, (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires us to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in long-term liabilities in our unaudited condensed interim consolidated balance sheets.

While we use our best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include: future expected cash flows from customer contracts, discount rates, and estimated market changes in the value of the Power Supply Agreement, which is accounted for as a nonhedged derivative contract. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company determined that it has two reporting units for goodwill impairment testing purposes, Cryptocurrency Mining and Data Center Hosting, which is consistent with internal management reporting and management’s oversight of operations. Goodwill is not amortized and is reviewed for impairment annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We use both qualitative and quantitative analyses in making this determination. Our analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Example events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in our industry or overall economic trends, a significant change in how we use the acquired assets, a significant change in or our business strategy, a significant decrease in the market value of the asset, a significant change in regulations or in the industry that could affect the value of the asset, and a change in segments. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, goodwill of the reporting unit is considered impaired and that excess is recognized as a goodwill impairment loss.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Intangible assets with finite lives are comprised of customer contracts that are amortized on a straight-line basis over their expected useful lives, which is their contractual term. The Company performs assessments to determine whether finite-lived classification is still appropriate at least annually. The carrying value of finite-lived assets and their remaining useful lives are also reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Impairment is measured by the amount that the carrying value exceeds fair value.

The use of different estimates or assumptions could result in significantly different fair values for our reporting units and intangible assets.

We did not identify any impairment during the three or six months ended June 30, 2021 and 2020.

Investment in marketable equity securities

Our investment in marketable equity securities consists entirely of common shares of Mogo, Inc. (NASDAQ: MOGO), resulting from the April and May 2021 transactions. (See Note 7, “Investments in Marketable Equity Securities”). The Company accounted for this investment in accordance with ASC 321, Investments-Equity Securities, (“ASC 321”) due to the shares having a readily determinable fair value since they are traded on NASDAQ and have significant average daily volume traded. As a result, the investment is required to be measured at fair value at each balance sheet date with unrealized holding gains and losses recorded in other income (expense).

Lease Accounting

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company's consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

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

Deferred Tax Liability

Upon the acquisition of Whinstone, the Company recognized a deferred tax liability of approximately $37.8 million consisting of the tax basis differences of derivative related assets acquired, totaling $18.8 million in deferred income tax liability and acquisition fair value adjustments for fixed assets and non-deductible intangible assets totaling $19.0 million in deferred income taxes, on acquired fair value of such assets, using a blended federal and state statutory rate of 21%. Deferred income tax expense for the period ended June 30, 2021, relates to the tax effect of the post acquisition change in derivative related assets. The following is a summary of the deferred tax liability during the six months ended June 30, 2021:

Beginning balance at January 1, 2021	$-
Acquisition of Whinstone	37,761
Deferred income tax expense	3,730
Ending balance at June 30, 2021	$41,491

Income (loss) Per Share

Basic net income (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company excludes its unvested restricted share units (“RSUs”) from the net loss per share calculation.

For the three and six months ended June 30, 2021, the Company recorded net income and therefore, earnings per share was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock shares, warrants and Series B Preferred Stock. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, restricted stock awards and warrants. Potentially dilutive shares issuable upon conversion of our Series B Preferred Stock are calculated using the if-converted method.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below (in thousands except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted income (loss) per share:
Net income (loss)	$19,337	$(10,590)	$26,867	$(14,867)

Basic weighted average number of shares outstanding	88,681,338	34,528,836	85,937,612	31,591,846
Add:		-		-
Options to purchase common stock	10,627	-	10,697	-
Unvested restricted stock awards	546,880	-	550,759	-
Convertible Series B preferred shares	2,199	-	2,403	-
Diluted weighted average number of shares outstanding	89,241,044	34,528,836	86,501,471	31,591,846

Basic net income (loss) per share	$0.22	$(0.31)	$0.31	$(0.47)

Diluted net income (loss) per share	$0.22	$(0.31)	$0.31	$(0.47)

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share at June 30, 2021 and 2020 because their inclusion would be anti-dilutive are as follows:

	June 30, 2021	June 30, 2020
Warrants to purchase common stock	-	3,554,257
Options to purchase common stock	12,000	12,000
Unvested restricted stock awards	635,845	1,313,455
Convertible Series B preferred shares	2,199	4,199
Total	650,044	4,883,911

Recently Issued and Adopted Accounting Pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s unaudited condensed interim consolidated financial statements properly reflect the change.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 4. Acquisitions

Acquisition of Whinstone US, Inc.

On May 26, 2021, the Company acquired 100% of the equity interests of Whinstone US, Inc., the owner and operator of what is believed to be North America’s largest Bitcoin mining and hosting facility, for approximately $460 million. The acquisition of Whinstone diversifies Riot’s revenues and catapults Riot into a market-leading position in the Bitcoin mining and hosting business. The assets and operations of Whinstone will increase the scale and scope of Riot’s operations, which is a foundational element in the Company’s strategy to become an industry-leading Bitcoin mining platform on a global scale.

The acquisition-date fair value of the total consideration transferred was comprised of $80 million of cash, adjusted for net working capital and other items, and 11.8 million shares of the Company’s common stock, no par value, with a value of approximately $326 million. As part of cash at closing, net debt outstanding from Whinstone to its parent (Seller) totaling approximately $38 million was repaid as part of cash paid and certain seller transaction costs were paid. The Company also agreed to pay Seller up to approximately $86 million (undiscounted) in additional consideration if certain future power credits are realized by Whinstone.

The purchase price was funded through a combination of existing cash and issuance of equity securities.

The Whinstone Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of June 30, 2021, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the Acquisition Date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$10,400
Accounts receivable	1,072
Prepaid expenses and other current assets	2,176
Property and equipment	78,207
Intangible assets	90,291
Derivative asset	13,967
Right of use asset	6,292
Security deposits	1,775
Future power credits(1)	82,953
Accounts payable	(12,853)
Accrued expenses	(504)
Deferred revenues and customer deposits	(34,856)
Operating lease liabilities	(8,184)
Deferred tax liabilities	(37,761)
Total identifiable assets and liabilities acquired	192,975
Goodwill(2)	267,409
Total purchase consideration	$460,384

The $460,384 total purchase price consideration consisted of $326.2 million fair value of Riot common shares issued, a $53.0 million cash payment (including $38.1 million of debt payoff and certain Seller transaction costs), an $83.0 million contingent purchase price payable to the Seller and other net items of $(1.7 million).

(1)	Future power credits of $83.0 million are associated with the contingent purchase price payable.
(2)

Goodwill represents the excess of total purchase consideration over the preliminary fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to the assembled workforce of experienced personnel at Whinstone and synergies expected to be achieved from the combined operations of Riot and Whinstone. None of the goodwill recognized is expected to be deductible for tax purposes. We assigned the goodwill to our data center hosting segment. See Note 16, “Segment Information”.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

As part of the share purchase agreement Riot entered into with the Seller in connection with the Whinstone Acquisition, Riot is obligated to Seller to pay up to a maximum amount of $86 million, net of income taxes as defined under the stock purchase agreement (undiscounted) of additional consideration if certain power credits are received or realized by Whinstone. Those power credits arose from the February weather event. The purchase price included the estimated fair value of the contingent consideration at the Whinstone Acquisition Date of approximately $83 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The significant assumptions used to estimate the fair value are described in Note 14, “Fair Value Measurements”. These assumptions for the power credits whose utilization by Whinstone is contingent on ERCOT’s future power billings), include the timing of receipt or realization of the power credits, estimates of future power consumption, the discount rate and credit risk of the Company and the owing party (ERCOT).

The fair value of the acquired trade receivables was determined to be the net realizable amount of the closing date book value of $1.0 million.

The fair value of the acquired long-term other asset of approximately $83 million relates to the estimated amount of power credits due Whinstone from the February weather event. We estimated the fair value of the power credits to be the same as that of the contingent consideration arrangement because the Company is required to remit to the Seller in cash as additional consideration the amount of such power credits received or realized by Whinstone. See discussion above on contingent consideration.

Intangible assets acquired consist of customer contracts, with an estimated useful average life of approximately 8.5 years based on the remaining lives of the customer contracts. Fair value of the contracts was estimated by applying an income approach – multi period excess earnings method. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 21%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 21% and for expiring contracts an estimated renewal probability of 80%. The future quarterly straight-line amortization of the identified intangible assets is estimated to be approximately $2.6 million.

The derivative asset acquired pertains to Whinstone’s Power Supply Agreement. Fair value of the contract of approximately $14 million was estimated by applying a discounted debt-free cash flow approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 21%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.

The fair value of property and equipment was estimated by applying the cost approach. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new, projected capital expenditures, and physical deterioration factors including economic useful life, remaining useful life, age, and effective age.

The operating results of Whinstone have been included in the Company's unaudited condensed interim consolidated statements of operations since the Acquisition Date. During the three and six months ended June 30, 2021, the Company recognized $17.0 million and $18.3 million, respectively, of acquisition-related costs that were expensed as incurred.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The financial results of the acquisition have been included in the Company’s consolidated financial statements from the closing of the acquisition. From the May 26, 2021 acquisition date through June 30, 2021, Whinstone’s total revenue and net income was approximately $2.9 million and $12.6 million, respectively. Amortization expense amounted to approximately $0.9 million for the three months ended June 30, 2021.

Pro Forma Information (Unaudited)

The following unaudited pro forma financial information summarizes the combined results of operations for Riot and Whinstone as if the companies were combined as of January 1, 2020. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition. The pro forma information excludes acquisition-related costs of $17.0 million and $18.3 million during the three and six months ended June 30, 2021, respectively. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2020, or of future results of the consolidated entities. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$40,628	$3,585	$67,886	$5,981
Net income (loss)	$22,657	$(15,093)	$122,151	$(43,584)

Note 5. Revenue from Contracts with Customers

We recognize revenue when we transfer promised services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

Schedule of Disaggregated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cryptocurrency Mining	$31,450	$1,918	$54,623	$4,280
Data Center Hosting	2,874	-	2,874	-
Other	24	24	48	48
Total revenue	$34,348	$1,942	$57,545	$4,328

Cryptocurrency Mining

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators, its customers. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at the contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price on the Company’s primary exchange of the related cryptocurrency at the time of receipt.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Data Center Hosting

The Company provides energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at its Rockdale, Texas facility. The Company accounts for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, the Company recognizes revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which the Company has the right to invoice because the Company elected the “right to invoice” practical expedient.

Hosting contracts typically require payment in advance of the service delivery. The Company recognizes such payments as deferred revenue until its performance obligations are met, at which time the Company recognizes the revenue. The Company does not have any significant warranty obligations. We have determined that the contracts contain a significant financing component because of the expected length of time between the transfer of services and receipt of consideration and the prevailing market interest rates. Because the customer makes a payment in advance for the hosting services, the promised amount of consideration is adjusted (increased) over the financing term. Until services have been transferred, the Company adjusts the promised amount of consideration and accretes the contract liability (deferred revenue) by recognizing interest expense. The discount rate applied is that which would be reflected in a separate financing transaction between us and the customer at contract inception. This rate reflects the credit characteristics of the customer.

Revenue from the provision of installation services of certain hosted customers’ mining equipment is also included in data center hosting revenue. We bill the customer at a fixed fee per piece of equipment or at an hourly rate. The Company applies the “right to invoice” practical expedient to fees billed at an hourly rate. Revenue is recognized upon completion of the installation.

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining customers. We bill the customer a total fixed fee or at an hourly rate, which is billed monthly as the project is completed. For the construction of customer-owned equipment, revenue is recognized upon completion of each phase of the construction project, as defined in each contract. For construction of assets owned by Whinstone but used by the customer during the term of their hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract.

Maintenance services include cleaning, cabling and other services to maintain the customers’ equipment. We bill the customer at a fixed monthly fee or at an hourly rate. The Company applies the “right to invoice” practical expedient to fees billed at an hourly rate. Revenue is recognized as these services are provided.

Other revenue

Other revenue is revenue recognized from an upfront license fee generated from our legacy animal health business. The upfront fee was recorded as deferred revenue and is being amortized into revenue over the term of the License Agreement.

Contract balances

For the six months ended June 30, 2021 and 2020, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed interim consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for data center hosting and the upfront license fee generated from our legacy animal health business. The table below presents changes in the total deferred revenue liability, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$752	$849	$776	$873
Acquisition, net of revenue recognized	22,785	-	22,785	-
Revenue recognized that was included in the beginning balance	(24)	(24)	(48)	(48)
Ending balance	$23,513	$825	$23,513	$825

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. Amounts related to cryptocurrency mining are not included because the Company elected the practical expedient to not disclose amounts related to contracts with a duration of one year or less.

Data center revenue – remaining performance obligation

The table below presents estimated data center hosting revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation at June 30, 2021:

Six months ended June 30, 2021

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Data center hosting (1)(2)	$1,531	$2,362	$2,362	$2,362	$2,362	$11,806	$22,785

(1)	Data center hosting revenue primarily includes upfront payments which the Company generally recognizes as services are provided.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) the satisfaction of performance obligations recognized in the amount invoiced, and (2) variable consideration related to future services.

Other revenue – remaining performance obligation

As of June 30, 2021 and 2020, the aggregate amount remaining of the upfront license fee, for the right to access certain intellectual property relating to the Company’s Animal Health assets, was approximately $0.7 million and $0.8 million, respectively. The fee is being recognized ratably over the license term, which ends in 2028.

Additionally, we have elected to use the practical expedient to not adjust the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and our performance is one year or less.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 6. Cryptocurrencies

The following table presents additional information about cryptocurrencies:

Beginning balance - January 1, 2021	$11,626
Revenue recognized from cryptocurrencies mined	54,623
Mining pool operating fees	(484)
Proceeds from sale of cryptocurrencies	(33)
Realized gain on sale/exchange of cryptocurrencies	29
Impairment of cryptocurrencies	(17,507)
Ending balance - June 30, 2021	$48,254

Note 7. Investments in Marketable Equity Securities

In September 2017 and February 2018, the Company acquired a minority interest for $9.4 million in Coinsquare Ltd. (“Coinsquare”), which operates a digital crypto currency exchange platform in Canada. The investment resulted in an ownership in Coinsquare by the Company of approximately 11.7%, on a fully diluted basis. In 2020, the Company determined there were indicators that would cause a 100% impairment of the Coinsquare investment, resulting in the Company recording an impairment expense of $9.4 million in 2020. The Company elected under ASU 2016-01 to account for the Coinsquare investment using the measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes.

During the period ended June 30, 2021, under agreements generally between Coinsquare, Coinsquare’s shareholders (including Riot) and Mogo Inc. (NASDAQ: MOGO) (“Mogo Agreement”), a digital payments and financial technology company (“Mogo”), Riot sold its 3.4 million common shares of Coinsquare (the “Coinsquare Shares”) in exchange for approximately 3.2 million common shares of Mogo (the “Mogo Shares”) and approximately US $1.8 million in cash.

During the six months ended June 30, 2021, the Company recorded a gain on sale/exchange of long-term investments of $26.3 million for the sale of its shares of Coinsquare. Concurrently, in accordance with ASC 321, we recorded the fair value of the MOGO shares, received in the exchange of $24.8 million in investments in marketable equity securities within current assets on our unaudited condensed interim consolidated balance sheets. The fair value was calculated as 3.1 million shares of Mogo common stock multiplied by the fair value of the Mogo shares received. On June 30, 2021, we recorded a mark-to-market unrealized gain on the shares of approximately $0.3 million based on the closing price per share of Mogo common stock on NASDAQ on June 30, 2021 of $7.85. The daily share price is extremely volatile and may be more or less than the amount recorded as of June 30, 2021.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 8. Property and Equipment

Property and equipment:

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Buildings and improvements	$60,037	$-
Miners and mining equipment	60,145	14,406
Machinery and facility equipment	5,518	-
Office and computer equipment	459	83
Construction in progress	14,655	-
Total cost of property and equipment	140,814	14,489
Less accumulated depreciation	(11,999)	(4,346)
Property and equipment, net	$128,815	$10,143

During the six months ended June 30, 2021, the Company received 16,603 miners related to its current purchase contracts with Bitmain and, as of June 30, 2021, the Company had received a total of 23,946 new Antminer model S17-Pro or newer miners and a total of 16,146 were deployed; the remaining miners are anticipated to be deployed in the third quarter of 2021.

During the six months ended June 30, 2021, the Company paid approximately $70.5 million as deposits, primarily for miners, including $62.6 million paid to Bitmain as refundable deposits for the acquisition of 57,500 Antminer S19j (90 TH/s) miners for an aggregate purchase price of $145.7 million, which are scheduled to be delivered, on a monthly basis, between October 2021 and December 2022, with the remainder of the payments due in advance of deliveries. As of June 30, 2021, the Company reclassified $41.1 million to property and equipment in connection with the receipt of 16,603 miners at the Coinmint Facility and at Whinstone.

In December 2020, the Company entered into a pilot project with a dual focus of evaluating next-generation immersion technology to increase mining productivity, in addition to evaluating software to reduce energy costs. These technologies have the potential to reduce the Company’s Bitcoin production costs, increase hashrate capacity and significantly extend the life of the Company’s Bitcoin mining ASICs. As of June 30, 2021, this pilot project had commenced full operation and the approximate $2.7 million in equipment costs for this project previously not yet operational and included in “Miners and mining equipment” in the table above, commenced being depreciated.

Depreciation and amortization expense totaled approximately $5.7 million and $0.8 million (including $0.03 million and $0.02 million of patent amortization) for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense totaled approximately $8.6 million and $1.5 million (including $0.05 million and $0.05 million of patent amortization) for the six months ended June 30, 2021 and 2020, respectively.

Depreciation is computed on the straight-line basis for the periods the assets are in service.

Construction in progress:

Upon completion of the Whinstone Acquisition, the Company commenced expansion of the Whinstone Facility from its existing 300 MW developed capacity to 750 MW. This expanded Bitcoin mining infrastructure is expected to comprise four new buildings totaling approximately 240,000 square feet, with the capacity to support an estimated 112,000 S19j Antminers based upon current configurations. It is expected that the first portion of this expansion will be completed by Q1 2022 and the balance during Q2 2022. The expansion of Bitcoin mining infrastructure at Whinstone provides critical capacity for Riot to deploy its future shipments of Bitcoin mining hardware, in addition to providing an opportunity to expand Whinstone’s hosting business for third-party Bitcoin miners. As of June 30, 2021, the Company had paid approximately $14.5 million in deposits related to this expansion project.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

As of June 30, 2021, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 15,500 miners (2,000 new S19-Pro model miners and 13,500 new S19j-Pro model miners), scheduled to be delivered through October 2021, and had paid a deposit of 20% of the total purchase price for the acquisition of an additional 42,000 model S19j miners pursuant to a purchase agreement entered into by the Company and Bitmain, dated effective as of April 5, 2021. A summary of the purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) is summarized as follows:

Agreement Date*	Original Purchase Commitment	Open Purchase Commitment	Deposit Balance	Expected Shipping
December 18, 2020 (1 of 2)	$26,308	$10,523	$15,785	Third Quarter 2021
December 18, 2020 (2 of 2)	$8,577	$-	$5,718	Third Quarter 2021
March 11, 2021	$7,224	$3,612	$3,612	Fourth Quarter 2021
April 5, 2021**	$138,506	$101,021	$37,485	Deposit on 42,000 miners
Total	$180,615	$115,156	$62,600

* Pursuant to the Company’s agreements with Bitmain, the Company is responsible for all shipping charges incurred in connection with the delivery of the miners.

** The Company paid approximately $29 million as a deposit for the miners to be acquired under the purchase agreement, dated effective as of April 5, 2021, with Bitmain to acquire approximately 42,000 Antminer model S19j Miners, which are scheduled to be shipped in 12 batches of approximately 3,500 miners each, on a monthly basis, between November 2021 and October 2022.

Note 9. Long-Term Assets

Deposits:

Deposits consisted of the following as of June 30, 2021:

Deposits on equipment
Balance at January 1, 2021	$33,093
Additions	84,986
Reclassification to property and equipment	(40,993)
Balance at June 30, 2021	77,086
Security deposits	1,775
Deposits at June 30, 2021	$78,861

During the six months ended June 30, 2021, the Company paid approximately $70.5 million as deposits, primarily for miners, and, as of June 30, 2021, had reclassified $41.1 million to property and equipment in connection with the receipt of 16,603 miners at the Coinmint Facility. See Note 5, “Revenue from Contracts with Customers”.

Security Deposits:

The Company has a security deposit against its ground lease of $1.8 million.

Right of Use Assets:

See Note 11, “Leases”.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 10. Accrued Expenses

As of June 30, 2021 and December 31, 2020, the Company’s accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Sales and use tax	$2,437	$791
Professional fees	1,289	120
Payroll and related benefits	659	415
Other	79	256
Total accrued expenses	$4,464	$1,582

Note 11. Leases

At June 30, 2021, the Company had operating lease liabilities and right of use assets for its offices and data center hosting facilities, and for a ground lease at the Whinstone Facility that expires in December 2030, inclusive of extension options the Company is reasonably certain will be exercised. At December 31, 2020, the Company did not have any significant operating lease balances.

Rental expense for lease payments related to the Company’s operating leases is recognized on a straight-line basis over the remaining lease term. The Company currently does not hold any finance leases. The Company elected to use the practical expedient of not separating lease components for its real estate leases. The Company has elected the short-term lease exception provided, and therefore only recognizes right of use assets and lease liabilities for leases with a term greater than one year. Leases qualifying for the short-term lease exception were insignificant.

As of June 30, 2021 and December 31, 2020, the right of use assets were $6.4 million and zero, respectively, and the operating lease liabilities were $8.3 million and zero, respectively, in the accompanying unaudited condensed interim consolidated balance sheets related to our ground lease. The value of the right of use assets exceeds the value of the operating lease liabilities primarily due to certain office and other leases being abandoned. Operating lease right of use assets are included within other long-term assets on the condensed interim consolidated balance sheets.

The calculation of the right of use assets and lease liabilities include minimum lease payments over the remaining lease term. Variable lease payments are excluded from the amounts and are recognized in earnings in the period in which the obligation for those payments is incurred. To determine the present value of future minimum lease payments, the Company utilized its incremental borrowing rate adjusted for the remaining lease term and the form of underlying collateral. The discount rate implicit in the leases was not readily determinable.

The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost	2021	2020	2021	2020
Operating lease cost	$109	$-	$109	$-
Variable lease cost(1)		-	8	-
Total rent expense	$109	$-	$117	$-

(1)	Amounts primarily include common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Other Information

Operating cash flows from operating leases	$140
Right of use assets exchanged for new operating lease liabilities	$8,387
Weighted-average remaining lease term – operating leases	7.2
Weighted-average discount rate – operating leases	7.5%

The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2021 under ASC 842 (in thousands):

	Ground lease	Office and other leases	Total
2021 (excluding the six months ended June 30, 2021)	$533	$444	$977
2022	942	773	1,715
2023	970	775	1,745
2024	999	147	1,146
2025	1,029	-	1,029
Thereafter	4,433	-	4,433
Total undiscounted lease payments	8,906	2,139	11,045
Less present value discount	(2,480)	(265)	(2,745)
Present value of lease liabilities	$6,426	$1,874	$8,300

We recognize ground lease expense in cost of revenues, data center hosting, and office and other lease expense in selling, general and administrative expenses, respectively, in our in the accompanying unaudited condensed interim consolidated statements of operations.

Note 12. Stockholders’ Equity

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

Common Stock:

During the six months ended June 30, 2021, the Company issued 11,800,000 shares of its common stock in connection with its acquisition of Whinstone. See Note 4, “Acquisitions”.

During the six months ended June 30, 2021, 273,529 shares of common stock were issued to members of the Company’s board of directors, officers, employees and advisors of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Plan, as amended (the “2019 Equity Plan”). The Company withheld 43,625 of these shares, at a fair value of approximately $1.3 million, to cover the withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2021, the Company issued 415,657 shares of its common stock in connection with the exercise of 415,657 common stock warrants issued to investors in connection with the Company’s January 2019 private placement transaction, for net proceeds of approximately $0.8 million.

During the six months ended June 30, 2021, the Company issued 543,686 shares of its common stock in connection with the cashless exercise of warrants to purchase 1,257,235 shares of common stock, which were issued to investors in connection with private placement transactions in December 2017.

During the six months ended June 30, 2021, 2,000 shares of the Company’s Series B preferred stock were converted into 2,000 shares of its common stock, leaving 2,199 shares outstanding.

Note 13. Stock Options, Warrants and Restricted Common Stock

Stock-Based Compensation:

The Company’s stock-based compensation expenses recognized during the three and six months ended June 30, 2021 and 2020 were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed interim consolidated statements of operations.

The Company recognized stock-based compensation expense during the three months ended June 30, 2021 and 2020 totaling $1.0 million and $0.5 million, respectively, granted under the 2019 Equity Plan, for restricted stock awards. The Company recognized stock-based compensation expense during the six months ended June 30, 2021 and 2020 totaling $1.9 million and $2.4 million, respectively, granted under the 2019 Equity Plan, for restricted stock awards.

Restricted Common Stock Awards:

A summary of the Company’s unvested restricted common stock awards activity in the six months ended June 30, 2021 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	633,305	$1.27
Vested	(151,366)	$9.84
Granted	154,056	$33.96
Forfeited	(150)	$44.64
Unvested at June 30, 2021	635,845	$7.14

During the six months ended June 30, 2021, the Company awarded 154,056 restricted shares of common stock under the 2019 Equity Plan to directors, employees and advisors, which are generally eligible to vest over a one-year period.

The value of restricted common stock grants is measured based on their fair market value on the date of grant and amortized over their respective vesting periods. During the six months ended June 30, 2021, the fair value of awards granted totaled $5.0 million and as of June 30, 2021, there was approximately $3.1 million of total unrecognized compensation cost related to unvested restricted common stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 7.9 months.

Stock Incentive Plan Options:

As of June 30, 2021, 12,000 stock options were outstanding, with a weighted average exercise price of $4.09, and a weighted average remaining contractual term of approximately 2.2 years, which were originally issued in 2017 under the Company’s then-effective 2017 Equity Incentive Plan and which are eligible to be settled, upon payment of the exercise price, under the 2019 Equity Plan. The stock options are 100% vested with an intrinsic value of approximately $0.4 million.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Other Common Stock Purchase Warrants:

Following is a summary of outstanding warrants (issued in connection with previously disclosed private placement transactions in 2019 and 2017) for the six months ended June 30, 2021:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2021	2,061,770	$32.33	1.1	$6,256
Exercised	(1,672,892)	$1.94	-	-
Forfeited	(388,878)	$40.00	-	-
Outstanding and exercisable at June 30, 2021	-	$-	-	$-

Note 14. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The Company’s assets and liabilities measured at fair value on a recurring consisted of the following as of the Acquisition Date of May 26, 2021, and June 30, 2021:

	Fair value measured at May 26, 2021
	Total carrying value at May 26, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$13,967	$-	$-	$13,967
Contingent consideration liability	$82,953	$-	$-	$82,953

	Fair value measured at June 30, 2021
	Total carrying value at June 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$30,360	$-	$-	$30,360
Contingent consideration liability	$83,138	$-	$-	$83,138

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Level 3 Assets

Power Supply Agreement

During the six months ended June 30, 2021, the Company recorded a derivative asset related to its Power Supply Agreement. The Power Supply Agreement was classified as a derivative asset and measured at fair value on the date of the Company’s acquisition of Whinstone, with changes in fair value recognized in change in fair value of derivative asset in operating income or loss on the accompanying unaudited condensed interim consolidated statements of operations. The contract was not designated as a hedging instrument. Prior to the Whinstone acquisition, the Company did not have any derivative contracts. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, our discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2030. The discount rate utilized of approximately 21% includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

The terms of the Power Supply Agreement require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. The margin-based collateral requirement to the Company is zero as of June 30, 2021.

Level 3 Liabilities

Business Combination Contingent Consideration

The Company recorded a Level 3 financial liability during the six months ended June 30, 2021, relating to the contingent consideration arrangement arising from the acquisition of Whinstone. Contingent consideration represents an obligation of the Company to transfer cash to the Seller when Whinstone realizes or receives a benefit from utilization of certain defined power credits. See Note 4, “Acquisitions”. The Company estimated the fair value of the contingent consideration using a discounted cash flow analysis, which includes estimates of both the timing and amounts of potential future power credits. These estimates were determined using the Company’s historical consumption quantities and patterns combined with management’s expectations of its future consumption requirements, which require significant judgment and depend on various factors outside the Company’s control, such as construction delays. The discount rate of approximately 2.5% includes observable market inputs, such as TXU’s parent company’s Standard & Poor’s credit rating of BB, but also includes unobservable inputs such as interest rate spreads, which were estimated based on qualitative judgment related to company-specific risk factors. Specifically, due to the power credits being subordinated obligations for TXU’s parent, we used one credit rating lower than BB in our yield curve to estimate a reasonable interest rate spread to determine the cost of debt input. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 21%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with the asset within the Level 3 category includes changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

Derivative Asset
Balance as of January 1, 2021	$-
Acquisition of Whinstone	13,967
Change in fair value of derivative asset	16,393
Balance as of June 30, 2021	$30,360

For the six months ended June 30, 2021 there was a change of approximately $16.4 million in Level 3 assets measured at fair value. There were no Level 3 assets for the six months ended June 30, 2020.

The following table presents the changes in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

Contingent Consideration Liability
Balance as of January 1, 2021	$-
Acquisition of Whinstone	82,953
Change in fair value of contingent consideration	185
Balance as of June 30, 2021	$83,138

For the six months ended June 30, 2021 the change in Level 3 liabilities measured at fair value was $0.2 million. There were no Level 3 liabilities for the six months ended June 30, 2020. Our estimated liability for contingent consideration represents potential payments of additional consideration for the Whinstone Acquisition, payable if Whinstone realizes or receives a benefit from utilization of certain defined power credits. Changes in the fair value of contingent consideration are recorded in the condensed consolidated statements of operations within change in fair value of contingent consideration.

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the period presented.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets, operating lease right of use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. Further details regarding our regular impairment reviews appear in Note 3, “Summary of Significant Accounting Policies”.

Note 15. Commitments and Contingencies

Commitments:

Operating Leases:

The Company leases its primary office locations and data center hosting facilities, as well as a ground lease, under noncancelable lease agreements that expire on varying dates through 2030. See Note 11, “Leases”.

Water Reservation Agreement:

Whinstone executed a water reservation agreement in April 2021 with the lessor of the ground lease to obtain a certain quantity of water from a nearby lake to be used by the Company for commercial purposes. We use the water for evaporative cooling in our data center facility. The initial term of the agreement runs through December 2027 and requires annual payments of approximately $950 thousand.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Contingencies:

Contingent Payments Related to Business Acquisitions:

In connection with the Whinstone Acquisition, the Company is required to make contingent payments subject to the acquired business realizing or receiving a benefit from utilization of certain defined power credits resulting from the February weather event in Texas, subsequent to the Acquisition Date. See Note 4, “Acquisitions”.

The fair value of the remaining aggregate contingent payments at June 30, 2021 is included in long-term liabilities in the unaudited interim condensed consolidated balance sheet.

Legal Proceedings:

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

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

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

Shareholder Derivative Cases:

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company’s officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until November 10, 2021 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

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

Kashwise Demand:

On February 18, 2020, the Company received a demand letter from Kashwise Global Funding, Inc. (“Kashwise”) for the payment of fees pursuant to an alleged arrangement between the Company and Kashwise in connection with the January 2019 private exempt offering of the Company’s securities to a group of accredited investors (the “Kashwise Demand”). The Company timely responded to the Kashwise Demand; however, on April 13, 2020, Kashwise Global Funding Solutions, Inc. filed suit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Kashwise Suit”) alleging substantially similar claims as in the Kashwise Demand. The Company removed the Kashwise Suit to Federal District Court in and for the Southern District of Florida and vigorously disputed the allegations made in the Kashwise Suit. On August 12, 2021, the Court entered an order granting the Company’s motion for summary judgment on all claims in the Kashwise Suit, and the next day it entered Final Judgment in favor of the Company.

Note 16. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Cryptocurrency Mining and Data Center Hosting. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company's CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its mining activities. The Data Center Hosting segment generates revenue from long-term customer contracts for the provision/consumption of electricity, construction of infrastructure, operation of data centers and maintenance/management of computing capacity from the Company’s high performance computing facility in Rockdale, Texas.

All revenues are from external customers and no single customer or related group of customers contributed 10% or more of the Company's total revenue during the three and six months ended June 30, 2021 and 2020.

Through June 30, 2021, 100% of the Company’s cryptocurrency mining revenue was generated from the Coinmint Facility in New York, and 100% of the Company’s data center hosting revenue was generated from the Whinstone Facility in Rockdale, Texas.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The following table details revenue and cost of revenues for the Company's reportable segments for the three and six months ended June 30, 2021 and 2020, and reconciles to net income (loss) on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reportable segment revenue:
Revenue, net - cryptocurrency mining	$31,450	$1,918	$54,623	$4,280
Revenue, net - data center hosting	2,874	-	2,874	-
Other revenue	24	24	48	48
Total segment and consolidated revenue	34,348	1,942	57,545	4,328
Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenues - cryptocurrency mining	9,325	1,440	16,859	2,847
Cost of revenues - data center hosting	3,736	-	3,736	-
Total segment and consolidated cost of revenue (exclusive of depreciation and amortization shown below)	13,061	1,440	20,595	2,847
Reconciling Items:
Acquisition-related costs	(17,032)	-	(18,342)	-
Selling, general and administrative	(3,512)	(2,229)	(7,664)	(5,964)
Depreciation and amortization	(5,738)	(830)	(8,584)	(1,493)
Change in fair value of derivative asset	17,536	-	17,536	-
Change in fair value of contingent consideration	(185)	-	(185)	-
Impairment of long-term investment	-	(9,413)	-	(9,413)
Impairment of cryptocurrencies	(17,507)	-	(17,507)	(989)
Reversal of registration rights penalty	-	1,358	-	1,358
Gain on sale of equipment	-	18	-	35
Interest income	80	16	255	14
Interest expense	-	-	-	-
Other income (expense)	1,510	(12)	1,510	(2)
Realized gain on sale/exchange of long-term investment	26,260	-	26,260	-
Realized gain on sale/exchange of cryptocurrencies	29	-	29	106
Unrealized gain on marketable equity securities	339	-	339	-
Deferred income tax expense	(3,730)	-	(3,730)	-
Net income (loss)	$19,337	$(10,590)	$26,867	$(14,867)

Note 17. Subsequent Events

Performance RSU Plan:

On August 12, 2021, a new performance-based restricted stock unit performance plan (the “Performance RSU Plan”) for all executive officers and eligible employees of the Company and its consolidated subsidiaries was approved. In connection with the Performance RSU Plan, a form of performance-based restricted stock unit award agreement was approved (the “Performance RSU Award Agreement”) under the 2019 Riot Blockchain, Inc. Equity Incentive Plan, as amended (the “2019 Equity Plan”), which are eligible to vest during the performance period ending December 31, 2023 (the “Performance Period”) based upon the Company achieving certain performance goals, as further described below.

The Performance RSU Award Agreement provides for the grant of Performance RSU Awards, which generally vest upon the successful completion of specified milestones for each 100 megawatts (“MW”) of added infrastructure capacity, as defined in the program, up to a total capacity of 1,500 MW (as described in the Performance RSU Award Agreement) (the “Infrastructure Development Target”). The Performance RSU Award Agreement also provides for the grant of Performance RSU Awards which generally vest if the Company achieves specified thresholds of Adjusted EBITDA (as described in the Performance RSU Award Agreement) (“Adjusted EBITDA”). The vesting and issuance of shares of common stock to the award participant only occurs if the Corporation achieves specified thresholds of the Infrastructure Development Target and Adjusted EBITDA during the Performance Period.

The exact number of shares issuable pursuant to the Performance RSU Award Agreement depends on level of the Company’s performance against the Infrastructure Development Target and Adjusted EBITDA target, as determined by the Compensation Committee during the Performance Period, and in general can range from 0% to 100% of the target number of Performance RSU Awards, depending on the level of achievement of the Infrastructure Development Target and Adjusted EBITDA targets. If the Infrastructure Development Target or Adjusted EBITDA targets have not been met by the end of the Performance Period, any unvested Performance RSU Awards are forfeited. The foregoing description is subject to, and qualified in its entirety by the information contained in a Form 8-K, filed August 16, 2021.

As of August 12, 2021, a total of 319,026 Performance RSU Awards for officers and employees were determined by the Compensation Committee to have thereupon vested for the successful completion of specified milestones to that point.

Common Stock:

Subsequent to June 30, 2021, for 2021 future services the Company awarded 15,880 restricted common stock units vesting over a one-year period to certain newly hired employees of the Company issued pursuant to the 2019 Equity Plan, as amended.

Kashwise Demand:

In August 2021, an order granting the Company’s motion for summary judgment on all claims in the Kashwise Suit, and a Final Judgment was entered in favor of the Company. See Note 15, “Commitments and Contingencies”.

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

Overview:

The Company’s current focus is on growing its cryptocurrency mining operation, primarily with the goal of mining Bitcoin utilizing specialized ASIC miners manufactured by Bitmain, known as Antminers. During 2020 and into 2021, the Company continued an ongoing process of upgrading and expanding its existing miner fleet and evaluating its mining operations, with the objective to increase the Company’s operational efficiency and performance. With the May 2021 acquisition of Whinstone, the Company expanded its operations into hosting services for Bitcoin miners and providing expanded capacity for Riot’s self-mining operations.

Cryptocurrency Mining:

The Company’s current focus is on its cryptocurrency mining operation, and during the six months ended June 30, 2021, it continued to expand its quantity of miners with the objective of increasing the Company’s operational efficiency and performance.

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

During the six months ended June 30, 2021, the Company received 16,603 additional Antminer model S19-Pro miners related to its 2020 purchase contracts with Bitmain and, as of June 30, 2021, had deployed a total of 16,146 miners in its mining operation.

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

Data Center Hosting:

On May 26, 2021, we completed the Whinstone Acquisition, our wholly owned subsidiary, which owns and operates the Whinstone Facility, a commercial data center located in Rockdale, Texas, which is among the largest Bitcoin mining and hosting facilities in North America. The Whinstone Facility provides third-party hosting services to other companies, including other cryptocurrency mining companies, through co-location services agreements, and also provides us with a self-owned facility where we can deploy our miners and carry out future strategic expansion initiatives.

Upon completion of the Whinstone acquisition, we commenced an expansion of the Whinstone facility to 750 megawatts (“MW”), from its existing 300 MW developed capacity.  We expect the expanded Whinstone Facility to be completed during 2022, including four new buildings totaling approximately 240,000 square feet of finished space, with sufficient developed electricity power capacity to support an estimated 112,000 Antminer model S19j miners based upon current configurations. We believe this expansion of the Whinstone Facility will provide sufficient capacity to enable us to deploy a significant quantity of our miners (including our current deployed fleet and those expected to be delivered in future shipments) in a self-hosted facility, while allowing Whinstone to continue to operate and grow its existing data center hosting business. We believe deploying our miners at the expanded Whinstone Facility has many advantages for our mining operations, including allowing us to operate our miners without incurring third-party co-location services fees and to do so at the fixed low energy costs available to the Whinstone Facility under its long-term power supply agreement. We also anticipate this expansion of the Whinstone Facility will provide space for third-party Miner co-location services and for other enterprise-level data center hosting services.

Whinstone currently hosts Bitcoin mining operations for institutional clients. In addition to hosting revenue, Whinstone also generates engineering and construction services revenue from hosting clients on site, including revenue derived from the fabrication and deployment of immersion cooling technology for Bitcoin mining.

From the May 26, 2021 acquisition date through June 30, 2021, Whinstone’s total revenue and net income was approximately $2.9 million and $12.6 million, respectively. Additionally, the majority of our $23.5 million of deferred revenue as of June 30, 2021 is related to advance payments made by Whinstone customers, which will be primarily recognized over the remaining lives of the underlying contracts, or approximately eight years.

Strategic Opportunities:

The Company engaged XMS to assist with evaluating strategic growth opportunities. XMS is an independent global financial services firm with expertise in M&A and strategic advisory. The Company engaged XMS to help with navigating the dynamic Bitcoin landscape and advise the Company on potential strategic transactions in Bitcoin mining related operations. XMS acted as exclusive financial advisor to the Company in connection with the Whinstone Acquisition. The Company does not have a defined timeline for any future transactions and cannot provide any assurance whether or when future transactions may be announced or consummated.

Investments in Marketable Equity Securities:

In September 2017 and February 2018, the Company acquired a minority interest for $9.4 million in Coinsquare Ltd. (“Coinsquare”), which operates a digital crypto currency exchange platform in Canada. The investment resulted in an ownership in Coinsquare by the Company of approximately 11.7%, on a fully diluted basis. In 2020, the Company determined there were indicators that would cause a 100% impairment of the Coinsquare investment, resulting in the Company recording an impairment expense of $9.4 million in 2020. The Company elected under ASU 2016-01 to account for the Coinsquare investment using the measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes.

During the period ended June 30, 2021, under agreements generally between Coinsquare, Coinsquare’s shareholders (including Riot) and Mogo Inc. (NASDAQ: MOGO) (“Mogo Agreement”), a digital payments and financial technology company (“Mogo”), Riot sold its 3.4 million common shares of Coinsquare (the “Coinsquare Shares”) in exchange for approximately 3.2 million common shares of Mogo (the “Mogo Shares”) and approximately US $1.8 million in cash.

During the six months ended June 30, 2021, the Company recorded a gain on sale/exchange of long-term investments of $26.3 million for the sale of its shares of Coinsquare. Concurrently, in accordance with ASC 321, we recorded the fair value of the MOGO shares, received in the exchange of $24.8 million in investments in marketable equity securities within current assets on our unaudited condensed interim consolidated balance sheets. The fair value was calculated as 3.1 million shares of Mogo common stock multiplied by the fair value of the Mogo shares received. On June 30, 2021, we recorded a mark-to-market unrealized gain on the shares of approximately $0.3 million based on the closing price per share of Mogo common stock on NASDAQ on June 30, 2021 of $7.85. The daily share price is extremely volatile and may be more or less than the amount recorded as of June 30, 2021.

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

Summary of Cryptocurrency Mining Results:

The following table presents additional information about our cryptocurrency mining activities of Bitcoin (“BTC”), Bitcoin Cash (“BCH”) and Litecoin (“LTC”) in coins and amounts ($ in thousands) during the six months ended June 30, 2021 and 2020:

	Quantities (in coins)		Cryptocurrencies
	BTC	BCH	Amounts
Balance at January 1, 2021	1,078	1	$11,626
Revenue recognized from cryptocurrencies mined	1,166	—	54,623
Mining pool operating fees	—	—	(484)
Proceeds from sale of cryptocurrencies	—	—	(33)
Realized gain on sale/exchange of cryptocurrencies	—	—	29
Impairment of cryptocurrencies	—	—	(17,507)
Balance at June 30, 2021	2,244	1	$48,254

	Quantities (in coins)			Cryptocurrencies
	BTC	LTC	BCH	Amounts
Balance at January 1, 2020	514	3,449	1	$3,839
Revenue recognized from cryptocurrencies mined	508	21	—	4,280
Mining pool operating fees	—	—	—	(64)
Realized gain on exchange of cryptocurrencies	26	(3,471)	—	106
Impairment of cryptocurrencies	—	—	—	(989)
Cryptocurrencies received from sale of equipment	5	—	—	52
Balance at June 30, 2020	1,053	—	1	$7,224

Results of Operations Comparative Results for the Three Months Ended June 30, 2021 and 2020:

Revenue:

Total revenue for the three months ended June 30, 2021 and 2020, was $34.3 million and $1.9 million, respectively, and consisted of our cryptocurrency mining revenue, data center hosting revenue and other revenue.

For the three months ended June 30, 2021 and 2020, cryptocurrency mining revenue was $31.4 million, and $1.9 million, respectively. The increase of $29.5 million in mining revenue was due to higher Bitcoin values in the 2021 period, averaging $46,226 per coin as compared to $8,305 per coin in the 2020 period, combined with a higher number of Bitcoins awarded in 2021, which totaled 675 as compared to 228 in the 2020 period.

For the period from acquisition to June 30, 2021, data center hosting revenue was $2.9 million, and there was no data center hosting revenue for the three months ended June 30, 2020. Data center hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Whinstone Facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient.

Other revenue consisting of license fees was not significant in either period.

Costs and expenses:

Cost of revenues for cryptocurrency mining for the three months ended June 30, 2021 and 2020 was $9.3 million and $1.4 million, respectively, representing an increase of approximately $7.9 million. As a percentage of cryptocurrency mining revenue, cost of revenues totaled 29.7% and 75.1% for each of the three-month periods ended June 30, 2021 and 2020, respectively. Cost of revenues consists primarily of direct production costs of mining operations, including electricity, labor, insurance and, in 2020, rent for the Oklahoma City facility and, in 2021, the variable Coinmint hosting fee, but excluding depreciation and amortization which are separately stated. The increase of $7.9 million in cost of revenues is primarily due to the increases in variable mining costs, including the variable hosting fees, associated with increases in mining revenues.

Cost of revenues for our data hosting center for the period from acquisition to June 30, 2021, was $3.7 million and there were no data hosting costs for the three months ended June 30, 2020. The 2021 costs consisted primarily of $3.1 million for direct power costs, with the balance primarily incurred for rent and compensation costs.

Acquisition-related costs for the three months ended June 30, 2021 totaled $17.0 million, and consisted of expenses incurred in connection with our acquisition of Whinstone. There were no acquisition-related costs for the three months ended June 30, 2020.

Selling, general and administrative expenses during the three months ended June 30, 2021 and 2020 totaled $3.5 million and $2.2 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase of $1.3 million is primarily due to compensation expense, which increased by $0.8 million due to additional employees to support the Company’s growth, an increase in stock-compensation expense of $0.5 million resulting from additional awards and an increase in consulting fees of $0.4 million resulting primarily from assistance on internal control systems and procedures.

Depreciation and amortization expenses during the three months ended June 30, 2021 totaled $5.7 million, which is an increase of approximately $4.9 million, as compared to $0.8 million for the three months ended June 30, 2020. The increase is primarily due to higher depreciation expenses recognized for our recently acquired miners.

Change in fair value of our derivative asset for the three months ended June 30, 2021, was $17.5 million, and was recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value on the date of our acquisition of Whinstone.

Impairment of long-term investments of $9.4 million recognized during the three months ended June 30, 2020 was recorded in connection with the impairment of our investment in Coinsquare.

Impairment of cryptocurrencies for the three months ended June 30, 2021 was $17.5 million, arising from the decline in Bitcoin prices during the period. There was no impairment of cryptocurrencies for the three months ended June 30, 2020.

Other Income:

Other income for the three months ended June 30, 2021 and 2020 was $28.2 million and $1.4 million, respectively. The increase of $26.8 million is primarily related to a $26.3 million realized gain on the exchange of marketable equity securities recognized in connection with the exchange of our shares of Coinsquare, and other income of $1.5 million related to the June 2021 gain on the termination of a Whinstone customer contract.

Results of Operations Comparative Results for the Six Months Ended June 30, 2021 and 2020:

Revenue:

Total revenue for the six months ended June 30, 2021 and 2020, was $57.5 million and $4.3 million, respectively, and consisted of our cryptocurrency mining revenue, data center hosting revenue and other revenue.

For the six months ended June 30, 2021 and 2020, cryptocurrency mining revenue was $54.6 million, and $4.3 million, respectively. The increase of $50.3 million in mining revenue was due to higher Bitcoin values in the 2021 period, averaging $37,868 per coin as compared to $8,295 per coin in the 2020 period, combined with a higher number of Bitcoins awarded in 2021, which totaled 1,166 as compared to 508 in the 2020 period.

For the period from acquisition to June 30, 2021, data center hosting revenue was $2.9 million, and there was no data center hosting revenue for the six months ended June 30, 2020. Data center hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Rockdale, Texas facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient.

Other revenue consisting of license fees was not significant in either period.

Costs and expenses:

Cost of revenues for our cryptocurrency mining for the six months ended June 30, 2021 and 2020 was $16.9 million and $2.8 million, respectively, representing an increase of approximately $14.1 million. As a percentage of cryptocurrency mining revenue, cost of revenues totaled 30.9% and 66.5% for each of the six-month periods ended June 30, 2021 and 2020, respectively. Cost of revenues consist primarily of direct production costs of mining operations, including electricity, labor, insurance and, in 2020, rent for the Oklahoma City facility and, in 2021, the variable Coinmint hosting fee, but excluding depreciation and amortization which are separately stated. The increase of $14.1 million in cost of revenues is primarily due to the increases in variable mining costs, including the variable hosting fees associated with increases in mining revenues.

Cost of revenues for our data hosting center for the period from acquisition to June 30, 2021, was $3.7 million and there were no data hosting costs for the three months ended June 30, 2020. The 2021 costs consisted primarily of $3.1 million for direct power costs, with the balance primarily incurred for rent and compensation costs.

Acquisition-related costs for the six months ended June 30, 2021, totaled $18.3 million, and consisted of expenses incurred in connection with our acquisition of Whinstone. There were no acquisition-related costs for the six months ended June 30, 2020.

Selling, general and administrative expenses during the six months ended June 30, 2021 and 2020 totaled $7.7 million and $6.0 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase of $1.8 million is primarily due to compensation expense, which increased by $1.1 million due to additional employees to support the Company’s growth and an increase in consulting fees of $0.6 million resulting primarily from assistance on internal control systems and procedures, which was partially offset by a decrease in stock-compensation expense of $0.5 million.

Depreciation and amortization expense during the six months ended June 30, 2021 totaled $8.6 million, which is an increase of approximately $7.1 million, as compared to $1.5 million for the six months ended June 30, 2020. The increase is primarily due to higher depreciation expenses recognized for our recently acquired miners.

Change in fair value of our derivative asset for the six months ended June 30, 2021, was $17.5 million, and was recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value on the date of our acquisition of Whinstone.

Impairment of long-term investments of $9.4 million recognized during the six months ended June 30, 2020 was recorded in connection with the impairment of our investment in Coinsquare.

Impairment of cryptocurrencies for the six months ended June 30, 2021 and 2020, was $17.5 million and $1.0 million respectively, arising from the decline in Bitcoin prices during the periods.

Other Income:

Other income for the six months ended June 30, 2021 and 2020 was $28.4 million and $1.5 million, respectively. The increase of $26.9 million is primarily related to a $26.3 million realized gain on the exchange of marketable equity securities recognized in connection with the exchange of our shares of Coinsquare, and other income of $1.5 million related to the June 2021 gain on the termination of a Whinstone customer contract.

Liquidity and Capital Resources:

At June 30, 2021, we had working capital of approximately $183.8 million, which included cash and cash equivalents of $147.2 million. We reported net income of $26.9 million during the six months ended June 30, 2021. Net income included $12.1 million in non-cash items consisting primarily of a realized gain on the sale of marketable equity securities of $26.3 million, the change in fair value of our derivative asset of $17.5 million, offset by the impairment of cryptocurrencies of $17.5 million, depreciation and amortization of $8.6 million, deferred income tax expense of $3.7 million, and stock-based compensation of $1.9 million.

Coinmint Co-location Mining Services Agreement:

On April 8, 2020, the Company entered into an co-location agreement (the “Coinmint Agreement”) with Coinmint, LLC (“Coinmint), pursuant to which Coinmint agreed to provide up to approximately 9.5 MW of electrical power and to perform all maintenance necessary to operate Riot’s miners deployed at Coinmint’s data center facility in Massena NY (the “Coinmint Facility”). In exchange, Coinmint is reimbursed for direct production expenses and receives a performance fee based on the net cryptocurrencies generated by Riot’s miners deployed at the Coinmint Facility. The amount of electrical power supplied to Riot’s miners at the Coinmint Facility has subsequently been increased to accommodate Riot’s expanding miner fleet. However, the Company has not entered into a formal written amendment to the Coinmint Agreement and there is no assurance that the Company will have continued use of the Coinmint Facility. The initial term of the Coinmint Agreement was six (6) months, with automatic renewals for subsequent three (3) month terms until terminated as provided in the Coinmint Agreement.

Miners:

As of June 30, 2021, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 15.500 miners (2,000 new S19-Pro model miners and 13,500 new S19j-Pro model miners), scheduled to be delivered through October 2021, and had paid a deposit of 20% of the total purchase price for the acquisition of an additional 42,000 model S19j miners pursuant to a purchase agreement entered into by the Company and Bitmain, dated effective as of April 5, 2021.

On April 5, 2021, the Company entered into a purchase agreement with Bitmain to acquire approximately 42,000 Antminer model S19j miners, which are scheduled to be delivered, on a monthly basis, between November 2021 and October 2022. As of June 30, 2021 a deposit of $37.5 million had been paid against the approximate $138.5 million purchase price, payable as follows: (i) 20% of the purchase price paid as a refundable down payment in connection with the execution of the agreement; (ii) 30% of the purchase price per batch due 6 months in advance of the shipment date for such batch; and (iii) the remaining 50% per batch due 30 days in advance of the shipment date for such batch.

Revenue from Operations:

Funding our operations on a go-forward basis will rely significantly on our ability to continue to mine cryptocurrency and the spot or market price of the cryptocurrency we mine and our data center hosted customers. We expect to generate ongoing revenues from the production of cryptocurrencies, primarily Bitcoin currency rewards, for example, in our mining facilities and our ability to liquidate Bitcoin currency rewards at future values will be evaluated from time to time to generate cash for operations. Generating Bitcoin currency rewards, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate revenue from the sale of our cryptocurrency assets or our data center hosting facility, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

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

If we are unable to generate sufficient revenue from our Bitcoin production or hosting operations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

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

Operating Activities:

Net cash used in operating activities was $27.2 million during the six months ended June 30, 2021. Cash was generated from operations by income of $26.9 million, less non-cash items of $12.1 million, consisting primarily of a realized gain on the sale of marketable equity securities of $26.3 million and the change in fair value of our derivative asset of $17.5 million, offset by impairment of our cryptocurrencies of $17.5 million, depreciation and amortization of $8.6 million, deferred income tax expense of $3.7 million, and stock-based compensation of $1.9 million, net of other immaterial items. The change in assets and liabilities of $42.8 million consisted primarily of increased cryptocurrencies of $54.1 million, decreased prepaid expenses and other current assets of $2.4 million, decreased accounts receivable of $1.0 million, increased accounts payable and accrued expenses of $17.4 million, increased customer deposits of $2.7 million, and decreased deferred revenue of $12.1 million.

Net cash used in operating activities was $5.3 million during the six months ended June 30, 2020. Cash was consumed from continuing operations by the loss of $14.9 million, less non-cash items of $13.4 million, consisting of the impairment of our investment in Coinsquare totaling $9.4 million, stock-based compensation totaling $2.4 million, impairment to our cryptocurrencies of $1.0 million, depreciation and amortization totaling $1.5 million, and amortization of our right of use assets of $0.6 million, offset by, $1.4 million for the reversal of our accrual for the registration rights penalty and $0.1 million related to the gain from the exchange of cryptocurrencies, net of other immaterial items., Cryptocurrencies increased by $4.2 million and prepaid expenses and other current assets decreased $1.2 million, offset by, a decrease in our lease liability of $0.6 million and a decrease in accounts payable and accrued expenses of $0.1 million.

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2021 was $131.2 million, primarily consisting of deposits on equipment of $85.0 million, our acquisition of Whinstone of $40.9 million, net and purchases of property and equipment of $7.1 million, offset by proceeds of $1.8 million received for our Mogo investment.

Net cash used in investing activities during the six months ended June 30, 2020 was $6.9 million, consisting of deposits on equipment of $5.5 million, purchases of property and equipment of $1.4 million, offset by proceeds received from the sale of property and equipment of $0.1 million.

Financing Activities:

Net cash provided by financing activities was $82.2 million during the six months ended June 30, 2021, which consisted of net proceeds from the issuance of our common stock in connection with our December 2020 ATM Offering of $82.7 million and proceeds received from the exercise of common stock warrants of $0.8 million, offset by the repurchase of common stock to pay employee withholding taxes of $1.3 million.

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

Recently Issued and Adopted Accounting Pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements. See Note 3 of the unaudited condensed interim consolidated financial statements at June 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate, to allow timely decisions regarding required disclosures. Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

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

Management assessed the design and operating effectiveness of the Company’s internal controls over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of June 30, 2021, we concluded that our internal control over financial reporting is not effective due to the following material weaknesses identified:

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

Changes in Internal Control over Financial Reporting:

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking the remedial actions described above and expect to implement them over the next three to four quarters.

On May 26, 2021, Riot Blockchain, Inc. completed its business combination transaction of Whinstone US, Inc. (“Whinstone”). The Company has not yet completed an assessment of the design and/or operating effectiveness of Whinstone’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this Quarterly Report under Part I, Item 1., Financial Statements in Note 15 titled “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors included in Part I, Item 1A. discussed under the heading “Risk Factors” of our 2020 Annual Report and the additional risk factors set forth in Exhibit 99.3 of our Form 8-K dated May 26, 2021. For the period ended June 30, 2021, there have been no material changes to those risk factors disclosed in our 2020 Annual Report and our May 26, 2021 Form 8-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

N/A – none.

Item 4. Mine Safety Disclosures

N/A – none.

Item 5. Other Information

N/A – none.

Item 6. Exhibits

Exhibit Number	Description of Document
3.	Certificate of Incorporation and Bylaws.
3.1	Articles of Incorporation filed September 20, 2017 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017).
3.2	Bylaws effective September 20, 2017 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017).
3.3	Amendment to Bylaws effective March 9, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018).
3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017).
10.	Material Contracts.
10.01	Executive Employment Agreement by and between Riot Blockchain, Inc. and Megan Brooks, dated as of April 6, 2021 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed April 7, 2021).
10.02	Stock Purchase Agreement by and among Riot Blockchain, Inc., Northern Data AG and Whinstone US, Inc., dated as of April 8, 2021 (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed April 9, 2021). **
10.03	Share Purchase Agreement by and between Riot Blockchain, Inc. and Mogo Inc., dated June 4, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 8, 2021). †
10.04	Executive Employment Agreement by and between Riot Blockchain, Inc. and Benjamin Yi, dated as of May 24, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed May 24, 2021).
10.05	Future Sales and Purchases Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of April 5, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 7, 2021). †
10.06	Shareholder Agreement, by and between Riot Blockchain, Inc. and Northern Data AG, dated as of May 26, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed May 26, 2021).
10.07	Form of Riot Blockchain, Inc. Performance-Based Restricted Stock Unit Agreement (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 16, 2021). ††
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer). *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer). *
32.	Section 1350 Certification
32.1	Section 1350 Certification of Chief Executive Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * #
32.2	Section 1350 Certification of Chief Financial Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * #
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Interim Consolidated Financial Statements. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

 * Filed herewith.

** Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule or other attachment to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 23, 2021.

Riot Blockchain, Inc. (Registrant)

Dated: August 23, 2021	/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)
/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Chief Financial Officer (Principal Financial and Accounting Officer)