Form 10-Q
period 2021-09-30
Riot Blockchain, Inc.
filed 2021-11-15
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of no-par value common stock outstanding as of November 12, 2021 was 115,938,152.

RIOT BLOCKCHAIN, INC.

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

i

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

•

we have made significant investments in our development of our liquid immersion-cooled Bitcoin mining technology, which may expose us to new risks and uncertainties, and if we are unable to effectively implement this innovative technology, we may not realize the benefits we anticipate from our investment on the schedule we anticipate, if at all;

•

we will need to raise additional capital to fund our business objectives, goals and strategies; however, volatility in the trading price of shares of our common stock may jeopardize our ability to maintain the Nasdaq listing of our common stock and/or make it difficult or impossible for us to raise the necessary capital;

ii

•

our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners;

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Interim Consolidated Financial Statements (Unaudited)

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,880	$223,382
Accounts receivable	3,632	-
Prepaid expenses and other current assets	1,552	1,257
Cryptocurrencies	102,313	11,626
Investments in marketable equity securities, at fair value	13,647	-
Total current assets	179,024	236,265
Property and equipment, net	200,751	10,143
Deposits	94,416	33,093
Long-term investments	310	310
Right of use assets	6,692	-
Derivative asset	37,773	-
Intangible assets, net	84,807	336
Goodwill	267,237	-
Future power credits	83,397	-
Total assets	$954,407	$280,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,651	$718
Accrued expenses	7,252	1,582
Deferred revenue, current portion	2,546	97
Operating lease liability, current portion	1,125	-
Total current liabilities	25,574	2,397

Deferred revenue, less current portion	20,256	679
Operating lease liability, less current portion	7,254	-
Contingent consideration liability - future power credits	83,397	-
Deferred tax liability	41,491	-
Other long-term liabilities	6,120	-
Total liabilities	184,092	3,076

Commitments and contingencies - Note 15

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 2,199 and 4,199 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively, liquidation preference over common stock, equal to carrying value	11	22
Common stock, no par value; 170,000,000 shares authorized; 97,206,590 and 78,523,517 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	988,692	506,961
Accumulated deficit	(218,388)	(229,912)
Total stockholders' equity	770,315	277,071
Total liabilities and stockholders' equity	$954,407	$280,147

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Revenue, net - cryptocurrency mining	$53,590	$2,437	$108,213	$6,717
Revenue, net - data center hosting	11,193	-	14,067	-
Other revenue	25	25	73	73
Total revenue	64,808	2,462	122,353	6,790

Costs and expenses:
Cost of revenues, cryptocurrency mining (exclusive of depreciation and amortization shown below)	13,034	1,302	29,893	4,149
Cost of revenues, data center hosting (exclusive of depreciation and amortization shown below)	12,581	-	16,317	-
Acquisition-related costs	552	-	18,894	-
Selling, general and administrative	40,307	2,000	47,971	7,964
Depreciation and amortization	12,207	1,267	20,791	2,761
Change in fair value of derivative asset	(9,920)	-	(27,456)	-
Change in fair value of contingent consideration	259	-	444	-
Impairment of long-term investment	-	-	-	9,413
Impairment of cryptocurrencies	-	-	17,507	989
Total costs and expenses	69,020	4,569	124,361	25,276
Operating loss	(4,212)	(2,107)	(2,008)	(18,486)

Other income (expense):
Reversal of registration rights penalty	-	-	-	1,358
Gain (loss) on sale of equipment	-	(5)	-	31
Interest income	40	12	295	27
Other income (expense)	(85)	(2)	1,425	(5)
Realized gain on sale/exchange of long-term investment	-	-	26,260	-
Realized gain on sale/exchange of cryptocurrencies	65	385	94	491
Unrealized loss on marketable equity securities	(11,151)	-	(10,812)	-
Total other income (expense)	(11,131)	390	17,262	1,902

Net income (loss) before taxes	(15,343)	(1,717)	15,254	(16,584)

Deferred income tax expense	-	-	(3,730)	-

Net income (loss)	$(15,343)	$(1,717)	$11,524	$(16,584)

Basic net income (loss) per share	$(0.16)	$(0.04)	$0.13	$(0.46)
Diluted net income (loss) per share	$(0.16)	$(0.04)	$0.13	$(0.46)

Basic weighted average number of shares outstanding	96,064,036	44,773,870	89,350,180	36,017,927
Diluted weighted average number of shares outstanding	96,064,036	44,773,870	89,896,374	36,017,927

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(in thousands, except for share and per share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of July 1, 2021	2,199	$11	95,948,232	$917,197	$(203,045)	$714,163
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	-	-	30,367	(475)	-	(475)
Issuance of common stock/At-the-market offering, net of offering costs of $0.9 million	-	-	1,227,991	34,790	-	34,790
Issuance of common stock warrant for settlement of advisory fees	-	-	-	1,157	-	1,157
Stock-based compensation	-	-	-	36,023	-	36,023
Net loss	-	-	-	-	(15,343)	(15,343)
Balance as of September 30, 2021	2,199	$11	97,206,590	$988,692	$(218,388)	$770,315

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of July 1, 2020	4,199	$22	36,559,279	$259,899	$(232,105)	$27,816	$(7)	$27,809
Delivery of common stock underlying restricted stock units, net of tax withholding settlement	-	-	93,913	(130)	-	(130)	-	(130)
Delivery of common stock underlying restricted stock units for consulting and advisory services	-	-	40,634	-	-	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,028,964	33,851	-	33,851	-	33,851
Issuance of common stock related to exercise of warrant	-	-	200,000	388	-	388	-	388
Stock-based compensation	-	-	-	467	-	467	-	467
Net loss	-	-	-	-	(1,717)	(1,717)	-	(1,717)
Balance as of September 30, 2020	4,199	$22	48,922,790	$294,475	$(233,822)	$60,675	$(7)	$60,668

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(in thousands, except for share and per share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2021	4,199	$22	78,523,517	$506,961	$(229,912)	$277,071
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	-	-	260,271	(1,794)	-	(1,794)
Issuance of common stock related to exercise of warrants	-	-	415,657	806	-	806
Issuance of common stock for settlement of 1,257,235 warrants on a cashless basis	-	-	543,686	-	-	-
Issuance of common stock in connection with the acquisition of Whinstone	-	-	11,800,000	326,152	-	326,152
Issuance of common stock/At-the-market offering, net of offering costs of $3.0 million	-	-	5,661,459	117,471	-	117,471
Issuance of common stock warrant for settlement of advisory fees	-	-	-	1,157	-	1,157
Conversion of preferred stock to common stock	(2,000)	(11)	2,000	11	-	-
Stock-based compensation	-	-	-	37,928	-	37,928
Net income	-	-	-	-	11,524	11,524
Balance as of September 30, 2021	2,199	$11	97,206,590	$988,692	$(218,388)	$770,315

	Preferred Stock		Common Stock		Accumulated	Total Riot Blockchain stockholders'	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2020	4,199	$22	25,082,872	$243,458	$(217,238)	$26,242	$(7)	$26,235
Issuance of common stock to settle executive compensation	-	-	122,377	175	-	175	-	175
Delivery of common stock underlying restricted stock units to settle executive compensation	-	-	5,000	-	-	-	-	-
Delivery of common stock underlying restricted stock units, net of tax withholding settlement	-	-	1,461,812	(352)	-	(352)	-	(352)
Delivery of common stock underlying restricted stock units for consulting and advisory services	-	-	40,634	-	-	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	22,210,095	47,958	-	47,958	-	47,958
Issuance of common stock related to exercise of warrant	-	-	200,000	388	-	388	-	388
Cancellation of Prive Escrow shares	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	2,848	-	2,848	-	2,848
Net loss	-	-	-	-	(16,584)	(16,584)	-	(16,584)
Balance as of September 30, 2020	4,199	$22	48,922,790	$294,475	$(233,822)	$60,675	$(7)	$60,668

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$11,524	$(16,584)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	37,928	2,848
Depreciation and amortization	20,791	2,761
Amortization of license fee revenue	(73)	(73)
Amortization of right of use assets	(25)	367
Deferred income tax expense	3,730	-
Issuance of common stock warrant for settlement of advisory fees	1,157	-
Impairment of long-term investment	-	9,413
Impairment of cryptocurrencies	17,507	989
Reversal of registration rights penalty	-	(1,358)
Change in fair value of derivative asset	(23,806)	-
Change in fair value of contingent consideration	444	-
Realized gain on sale/exchange of long-term investment	(26,260)	-
Realized gain on sale/exchange of cryptocurrencies	(94)	(491)
Unrealized loss on marketable equity securities	10,812	-
Gain on sale of equipment	-	(31)
Changes in assets and liabilities:
Accounts receivable	(2,559)	-
Prepaid expenses and other current assets	1,881	536
Cryptocurrencies - mining	(108,213)	(6,623)
Security deposits	(3,101)	-
Future power credits	(444)	-
Accounts payable	1,080	63
Accrued expenses	3,380	(271)
Customer deposits	6,120	-
Deferred revenue	(12,757)	-
Lease liability	(9)	(368)
Net cash used in operating activities	(60,987)	(8,822)

Cash flows from investing activities
Acquisition of Whinstone, net of cash acquired	(40,879)	-
Proceeds from the sale of long-term investments	1,800	-
Proceeds from sale of cryptocurrencies	113	1,029
Proceeds from the sale of equipment	-	96
Deposits on equipment	(103,158)	(11,354)
Purchases of property and equipment, including construction in progress	(78,858)	(6,265)
Patent costs incurred	(16)	(31)
Net cash used in investing activities	(220,998)	(16,525)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	120,516	49,551
Offering costs for the issuance of common stock / At-the-market offering	(3,045)	(1,594)
Proceeds from exercise of common stock warrants	806	388
Repurchase of common shares to pay employee withholding taxes	(1,794)	(352)
Net cash provided by financing activities	116,483	47,993

Net (decrease) increase in cash and cash equivalents	(165,502)	22,646
Cash and cash equivalents at beginning of period	223,382	7,440
Cash and cash equivalents at end of period	$57,880	$30,086

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for business combination	$326,152	$-
Issuance of common stock to settle previously accrued executive compensation	$-	$175
Reclassification of deposits to property and equipment	$46,711	$-
Construction in progress included in accrued expenses	$1,787	$-
Cryptocurrencies received from sale of equipment	$-	$52
Conversion of preferred stock to common stock	$11	$-

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

As of September 30, 2021, the Company exclusively operated the Antminer series of miners manufactured by Bitmain Technologies Limited (“Bitmain”), which use ASIC chips designed around the 256-bit secure hashing algorithm (SHA-256) used by the Bitcoin blockchain and, therefore, the primary cryptocurrency the Company seeks to mine is Bitcoin.

During the nine months ended September 30, 2021, the Company continued to expand its quantity of miners and the scope of its mining operations, and the acquisition of Whinstone provided the Company with the necessary infrastructure to increase its operational efficiency and performance.

As of September 30, 2021, the Company had deployed a total of 25,646 miners in its mining operations.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Data Center Hosting:

On May 26, 2021, the Company completed its previously announced strategic acquisition (the “Whinstone Acquisition”) of Whinstone US, Inc. (“Whinstone”) from Northern Data AG, a German stock corporation (the “Seller”).

Whinstone’s data center facility is believed to be the largest single facility, as measured by developed capacity, in North America for Bitcoin mining (the “Whinstone Facility”). The Whinstone Facility provides critical capacity for Riot to deploy its future shipments of Bitcoin mining hardware, in addition to providing an opportunity to expand Whinstone’s hosting business for third-party Bitcoin miners.

In pursuit of achieving the most efficient power strategy, Whinstone combines fixed low-cost power agreements, real-time spot power procurement and income from ancillary power services revenue. Riot benefits from this low-cost energy to maximize its production margins. The combination of Riot and Whinstone allows the Company to rapidly scale its self-mining business at one of the world’s largest mining facilities with power costs among the lowest in the industry.

Whinstone currently hosts Bitcoin mining operations for institutional customers. In addition to hosting revenue, Whinstone also generates engineering and construction services revenue from hosting customers on site, including revenue derived from the fabrication, installation and maintenance services and deployment assistance on immersion cooling technology for Bitcoin mining.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 2. Liquidity and Financial Condition

At September 30, 2021, the Company had approximate balances of cash and cash equivalents of $57.9 million, working capital of $153.5 million, total stockholders’ equity of $770.3 million and an accumulated deficit of $218.4 million. To date, the Company has, in large part, relied on equity financings to fund its operations. The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next one-year from the date these financial statements are issued.

During the nine months ended September 30, 2021, the Company paid approximately $103.2 million as deposits primarily for miners and as of September 30, 2021, reclassified $46.7 million to property and equipment in connection with the receipt of 18,603 miners received at the Coinmint Facility or the Whinstone Facility.

2021 ATM Offering

As disclosed in Note 12, “Stockholders’ Equity”, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., B. Riley FBR, Inc., BTIG, LLC, Compass Point Research & Trading, LLC and Roth Capital Partners, LLC (the “Sales Agents”) dated August 31, 2021 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $600 million in shares of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “2021 ATM Offering”). All sales of the shares in connection with the 2021 ATM Offering have been made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-259212) filed with the SEC on August 31, 2021. The Company pays the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. The Company received net proceeds on sales of 1,227,991 shares of common stock under the Sales Agreement of approximately $34.8 million (after deducting $0.9 million in commissions and expenses) at a weighted average price of $29.07 from August 31, 2021 to September 30, 2021.

Subsequent to September 30, 2021, in connection with the Company’s 2021 ATM Offering, the Company received gross proceeds of approximately $564.3 million from the sale of 18.7 million shares of common stock, which completed the 2021 ATM Offering.

2020 ATM Offering

In January 2021, the Company received net proceeds of approximately $82.7 million (after deducting $2.1 million in commissions and expenses) from sales of 4,433,468 shares of its common stock, no par value, at a weighted average gross sales price of $19.13 per share, which were sold in the Company’s December 2020 at-the-market offering of up to $200 million in shares of our common stock, no par value (the “December 2020 ATM Offering”) by H.C. Wainwright & Co., LLC (“H.C. Wainwright”), as the Company’s sales agent, pursuant to the terms of the Second Amendment to the At-the-Market Sales Agreement between the Company and H.C. Wainwright. All shares of the Company’s common stock, no par value, sold under the December 2020 ATM Offering were issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-251149), filed with the SEC on December 4, 2020 (the “December 2020 Registration Statement”).

COVID-19:

The COVID-19 global pandemic has been unprecedented and unpredictable and its impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Although the Company has experienced some changes to its miner shipments due to disruptions in the global supply chain, the Company however does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the impacts of COVID-19. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and the industry.

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

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have a material impact on the Company's condensed interim consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

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

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. Each individual unit of cryptocurrency held by the Company is a separate unit of account. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

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

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining customers. We bill the customer at a fixed monthly fee or at an hourly rate. For the construction of customer-owned equipment, revenue is recognized upon completion of each phase of the construction project, as defined in each contract. For construction of assets owned by Whinstone but paid for and used by the customer during the term of their hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract.

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

Power Supply Contract and Demand Response Services

In May 2020, Whinstone entered into a Power Supply Agreement with TXU Energy Retail Company LLC (“TXU”) to provide the delivery of a fixed amount of electricity by TXU to Whinstone (via the facility owned by Oncor Electric Delivery Company, LLC (“Oncor”)) for a fixed price through April 30, 2030. The Power Supply Agreement provides a consistent and sufficient supply of electricity at the Whinstone Facility. If Whinstone uses more electricity than contracted, the cost of the excess is incurred at the current spot rate. Concurrently, Whinstone entered into a contract with Oncor for the extension of delivery system transmission/substation facilities to facilitate delivery of the electricity to the Whinstone Facility (the “Facilities Agreement”). Power costs incurred under this contract are determined on an hourly basis using settlement information provided by the Electric Reliability Council of Texas (“ERCOT”) and are recorded in cost of revenues, data center hosting in our unaudited condensed interim consolidated statements of operations.

The demand response services program (“Demand Response Service”) provides the ERCOT market with valuable reliability and economic services by helping to preserve system reliability, enhancing competition, mitigating price spikes, and encouraging the demand side of the market to respond better to wholesale price signals. In collaboration with market participants such as the Company, ERCOT has developed demand response products and services for customers that have the ability to reduce or modify electricity use in response to instructions or signals. Market participants with electrical loads like Whinstone may participate in the Demand Response Service program directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing wholesale prices.

Depending on the spot market price of electricity, under this program, we opportunistically sell electricity back to ERCOT in exchange for cash payments, rather than providing the power to our customers during these peak times in order to most efficiently manage our operating costs. We sold approximately $3.7 million in electricity back to ERCOT during the period from May 26, 2021 (the “Acquisition Date”) through September 30, 2021. These sales back to ERCOT are recorded as part of the change in fair value of derivative asset in our unaudited condensed interim consolidated statements of operations.

While we manage operating costs at the Whinstone Facility in part by periodically selling unused or uneconomical power in the market back to ERCOT, we do not consider such actions trading activities. That is, we do not engage in speculation in the power market as part of our ordinary activities. Because the Demand Response Services programs allow for net settlement, we have determined the Power Supply Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). However, because we have the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, we do not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in our unaudited condensed interim consolidated statements of operations.

In February 2021, the State of Texas experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures and caused an electricity generation shortage that was severely disruptive to the whole state. While demand for electricity reached extraordinary levels due to the extreme cold, the supply of electricity significantly decreased in part because of the inability of certain power generation facilities to supply electric power to the grid. Due to the extreme market price of electricity during this time, at the request of ERCOT, Whinstone stopped supplying power to its customers and instead sold power back to the grid.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

In April 2021, under the provisions of the TXU Power Supply Agreement, and as a result of the weather event, Whinstone entered into a Qualified Scheduling Entity (“QSE”) Letter Agreement, which resulted in Whinstone being entitled to receive approximately $125.1 million for its power sales during the February winter storm, all under the terms and conditions of the QSE Letter Agreement. Whinstone received cash of $29.0 million in April 2021 (after deducting $10.0 million in power management fees owed by Whinstone), approximately $59.7 million is scheduled to be credited against future power bills of Whinstone beginning in 2022 and the remaining $26.3 million is contingent upon ERCOT’s future remittance. These amounts are gross before fair value adjustments and expenses incurred by Whinstone for power management fees noted above and customer settlements. The fair value of the settlement agreement was estimated and recognized as an asset as part of acquisition accounting. Additionally, pursuant to the Northern Data stock purchase agreement, the Company agreed to pay Seller additional consideration in cash in the amount of the future power credits, net of income taxes, when and if realized by Whinstone. See Note 4, “Acquisitions”.

Fair Value Measurement

The Company follows the accounting guidance in ASC 820, Fair Value Measurement, (“ASC 820”) for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

Segment and Reporting Unit Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. A committee consisting of the Company’s executives is determined to be the CODM. The CODM reviews financial information and makes resource allocation decisions at the consolidated group level. The Company has two operating segments as of September 30, 2021. See Note 16, “Segment Information”.

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

We did not identify any impairment during the three or nine months ended September 30, 2021 and 2020.

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

Deferred Tax Liability

Upon the acquisition of Whinstone, the Company recognized a deferred tax liability of approximately $37.8 million consisting of the tax basis differences of derivative related assets acquired, totaling $18.8 million in deferred income tax liability and acquisition fair value adjustments for fixed assets and non-deductible intangible assets totaling $19.0 million in deferred income taxes, on acquired fair value of such assets, using a blended federal and state statutory rate of 21%. Deferred income tax expense for the period ended September 30, 2021, relates to the tax effect of the post-acquisition change in derivative related assets. The following is a summary of the deferred tax liability during the nine months ended September 30, 2021:

Beginning balance at January 1, 2021	$-
Acquisition of Whinstone	37,761
Deferred income tax expense	3,730
Ending balance at September 30, 2021	$41,491

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

For the nine months ended September 30, 2021, the Company recorded net income and therefore, earnings per share was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock shares, warrants and Series B Preferred Stock. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, restricted stock awards and warrants. Potentially dilutive shares issuable upon conversion of our Series B Preferred Stock are calculated using the if-converted method.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below (in thousands except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted income (loss) per share:
Net income (loss)	$(15,343)	$(1,717)	$11,524	$(16,584)

Basic weighted average number of shares outstanding	96,064,036	44,773,870	89,350,180	36,017,927
Add:		-		-
Options to purchase common stock	-	-	10,640	-
Unvested restricted stock awards	-	-	533,220	-
Convertible Series B preferred shares	-	-	2,334	-
Diluted weighted average number of shares outstanding	96,064,036	44,773,870	89,896,374	36,017,927

Basic net income (loss) per share	$(0.16)	$(0.04)	$0.13	$(0.46)

Diluted net income (loss) per share	$(0.16)	$(0.04)	$0.13	$(0.46)

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share at September 30, 2021 and 2020 because their inclusion would be anti-dilutive are as follows:

	September 30, 2021	September 30, 2020
Warrants to purchase common stock	63,000	3,354,257
Options to purchase common stock	12,000	12,000
Unvested restricted stock awards	4,224,016	1,217,893
Convertible Series B preferred shares	2,199	4,199
Total	4,301,215	4,588,349

Recently Issued and Adopted Accounting Pronouncements:

In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

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

Note 4. Acquisitions

Acquisition of Whinstone US, Inc.

On May 26, 2021, the Company acquired 100% of the equity interests of Whinstone US, Inc., the owner and operator of what is believed to be North America’s largest Bitcoin mining and hosting facility, for approximately $460 million. The acquisition of Whinstone diversifies Riot’s revenues and catapults Riot into a market-leading position in the Bitcoin mining and hosting business. The assets and operations of Whinstone increases the scale and scope of Riot’s operations, which is a foundational element in the Company’s strategy to become an industry-leading Bitcoin mining platform on a global scale.

The acquisition-date fair value of the total consideration transferred was comprised of $80 million of cash, adjusted for net working capital and other items, and 11.8 million shares of the Company’s common stock, no par value, with a fair value of approximately $326 million. As part of cash at closing, net debt outstanding from Whinstone to its parent (Seller) totaling approximately $38 million was repaid as part of cash paid and certain seller transaction costs were paid. The Company also agreed to pay Seller up to approximately $86 million (undiscounted) in additional consideration if certain future power credits are realized by Whinstone.

The purchase price was funded through a combination of existing cash and issuance of equity securities.

The Whinstone Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of September 30, 2021, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the Acquisition Date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

During the period ended September 30, 2021, the Company continued reviewing its valuations of the assets acquired and liabilities assumed in the May 26, 2021 acquisition of Whinstone based on new information obtained about facts and circumstances that existed as of the acquisition date. During the three months ended September 30, 2021, the Company recorded a preliminary measurement period adjustment of approximately $0.2 million to increase its acquisition date right of use asset, with the corresponding adjustment to goodwill.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Any necessary adjustments will be finalized within one year from the date of acquisition (in thousands):

Cash and cash equivalents	$10,400
Accounts receivable	1,072
Prepaid expenses and other current assets	2,176
Property and equipment	78,207
Intangible assets	90,291
Derivative asset	13,967
Right of use asset	6,464
Security deposits	1,775
Future power credits(1)	82,953
Accounts payable	(12,853)
Accrued expenses	(504)
Deferred revenues and customer deposits	(34,856)
Operating lease liabilities	(8,184)
Deferred tax liabilities	(37,761)
Total identifiable assets and liabilities acquired	193,147
Goodwill(2)	267,237
Total purchase consideration	$460,384

The $460.4 million total purchase price consideration consisted of $326.2 million fair value of Riot common shares issued, a $53.0 million cash payment (including $38.1 million of debt payoff and certain Seller transaction costs), an $83.0 million contingent purchase price payable to the Seller and other net items of $(1.7 million).

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

As part of the share purchase agreement Riot entered into with the Seller in connection with the Whinstone Acquisition, Riot is obligated to Seller to pay up to a maximum amount of $86 million, net of income taxes as defined under the stock purchase agreement (undiscounted) of additional consideration if certain power credits are received or realized by Whinstone. Those power credits arose from the February weather event. The purchase price included the estimated fair value of the contingent consideration at the Whinstone Acquisition Date of approximately $83 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The significant assumptions used to estimate the fair value are described in Note 14, “Fair Value Measurements”. These assumptions for the power credits whose utilization by Whinstone is contingent on ERCOT’s future power billings, include the timing of receipt or realization of the power credits, estimates of future power consumption, the discount rate and credit risk of the Company and the owing party (ERCOT).

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

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Intangible assets acquired consist of customer contracts, with an estimated useful average life of approximately 8.5 years based on the then remaining lives of the customer contracts. Fair value of the contracts was estimated by applying an income approach – multi period excess earnings method. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 21%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 21% and for expiring contracts an estimated renewal probability of 80%. The future quarterly straight-line amortization of the identified intangible assets is estimated to be approximately $2.6 million.

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

The operating results of Whinstone have been included in the Company's unaudited condensed interim consolidated statements of operations since the Acquisition Date. During the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $18.9 million, respectively, of acquisition-related costs that were expensed as incurred.

The financial results of the acquisition have been included in the Company’s consolidated financial statements from the closing of the acquisition. From the May 26, 2021 acquisition date through September 30, 2021, Whinstone’s total revenue and net income was approximately $14.1 million and $13.8 million, respectively. Amortization expense amounted to approximately $4.9 million and $5.8 million for the three and nine months ended September 30, 2021, respectively.

Pro Forma Information (Unaudited)

The following unaudited pro forma financial information summarizes the combined results of operations for Riot and Whinstone as if the companies were combined as of January 1, 2020. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition. The pro forma information excludes acquisition-related costs of $0.6 million and $18.9 million during the three and nine months ended September 30, 2021, respectively. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2020, or of future results of the consolidated entities. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$64,807	$5,847	$132,693	$11,828
Net income (loss)	$(14,791)	$(8,229)	$107,360	$(53,025)

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 5. Revenue from Contracts with Customers

We recognize revenue when we transfer promised services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

Schedule of Disaggregated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cryptocurrency Mining	$53,590	$2,437	$108,213	$6,717
Data Center Hosting	11,193	-	14,067	-
Other	25	25	73	73
Total revenue	$64,808	$2,462	$122,353	$6,790

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

Contract balances

For the nine months ended September 30, 2021 and 2020, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the accompanying condensed interim consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for data center hosting and the upfront license fee generated from our legacy animal health business. The table below presents changes in the total deferred revenue liability, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$728	$825	$776	$873
Acquisition, net of revenue recognized	22,099	-	22,099	-
Revenue recognized that was included in the beginning balance	(25)	(25)	(73)	(73)
Ending balance	$22,802	$800	$22,802	$800

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. Amounts related to cryptocurrency mining are not included because the Company elected the practical expedient to not disclose amounts related to contracts with a duration of one year or less.

Data center hosting revenue – remaining performance obligation

The table below presents estimated data center hosting revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation at September 30, 2021:

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Data center hosting(1)(2)	$845	$2,362	$2,362	$2,362	$2,362	$11,806	$22,099

(1)	Data center hosting revenue primarily includes upfront payments which the Company generally recognizes as services are provided.
(2)

The Company elected the “right to invoice” practical expedient and therefore does not include amounts related to (1) the satisfaction of performance obligations recognized in the amount invoiced, and (2) variable consideration related to future services.

Other revenue – remaining performance obligation

As of September 30, 2021 and 2020, the aggregate amount remaining of the upfront license fee, for the right to access certain intellectual property relating to the Company’s Animal Health assets, was approximately $0.7 million and $0.8 million, respectively. The fee is being recognized ratably over the license term, which ends in 2028.

Additionally, we have elected to use the practical expedient to not adjust the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and our performance is one year or less.

Note 6. Cryptocurrencies

The following table presents additional information about cryptocurrencies:

Beginning balance - January 1, 2021	$11,626
Revenue recognized from cryptocurrencies mined	108,213
Proceeds from sale of cryptocurrencies	(113)
Realized gain on sale/exchange of cryptocurrencies	94
Impairment of cryptocurrencies	(17,507)
Ending balance - September 30, 2021	$102,313

Note 7. Investments in Marketable Equity Securities

In September 2017 and February 2018, the Company acquired a minority interest for $9.4 million in Coinsquare Ltd. (“Coinsquare”), which operates a digital crypto currency exchange platform in Canada. The investment resulted in an ownership in Coinsquare by the Company of approximately 11.7%, on a fully diluted basis. In 2020, the Company determined there were indicators that would cause a 100% impairment of the Coinsquare investment, resulting in the Company recording an impairment expense of $9.4 million in 2020. The Company elected under ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, (“ASU 2016-01”) to account for the Coinsquare investment using the measurement alternative at cost, less any impairment, plus or minus changes resulting from observable price changes.

During the nine months ended September 30, 2021, under agreements generally between Coinsquare, Coinsquare’s shareholders (including Riot) and Mogo Inc. (NASDAQ: MOGO) (“Mogo Agreement”), a digital payments and financial technology company (“Mogo”), Riot sold its 3.4 million common shares of Coinsquare (the “Coinsquare Shares”) in exchange for approximately 3.2 million common shares of Mogo (the “Mogo Shares”) and approximately US $1.8 million in cash.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2021, the Company recorded a gain on sale/exchange of long-term investments of $26.3 million for the sale of its shares of Coinsquare. Concurrently, in accordance with ASC 321, we recorded the fair value of the MOGO shares, received in the exchange of $24.8 million in investments in marketable equity securities within current assets on our unaudited condensed interim consolidated balance sheets. The fair value was calculated as 3.2 million shares of Mogo common stock multiplied by the fair value of the Mogo shares received. On September 30, 2021, we recorded an unrealized loss on the shares of approximately $11.2 million based on the closing price per share of Mogo common stock on NASDAQ on September 30, 2021 of $4.32. The daily share price is extremely volatile and may be more or less than the amount recorded as of September 30, 2021.

Note 8. Property and Equipment

Property and equipment:

Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Buildings and improvements	$75,608	$-
Miners and mining equipment	67,466	14,406
Machinery and facility equipment	7,819	-
Office and computer equipment	239	83
Construction in progress	68,920	-
Total cost of property and equipment	220,052	14,489
Less accumulated depreciation	(19,301)	(4,346)
Property and equipment, net	$200,751	$10,143

During the nine months ended September 30, 2021, the Company received 18,603 miners related to its current purchase contracts with Bitmain and, as of September 30, 2021, the Company had cumulatively received and deployed a total of 25,646 new Antminer model S17-Pro or newer miners.

During the nine months ended September 30, 2021, the Company paid approximately $103.2 million as deposits, primarily for miners, including $86.9 million paid to Bitmain as refundable deposits for the acquisition of 55,500 Antminer S19j (90 TH/s) miners for an aggregate purchase price of $172.0 million, which are scheduled to be delivered, on a monthly basis, between October 2021 and December 2022, with the remainder of the payments due in advance of deliveries. As of September 30, 2021, the Company reclassified $46.7 million to property and equipment in connection with the receipt of 18,603 miners at the Coinmint Facility or at the Whinstone Facility.

In December 2020, the Company entered into a pilot project with a dual focus of evaluating next-generation immersion technology to increase mining productivity, in addition to evaluating software to reduce energy costs. These technologies have the potential to reduce the Company’s Bitcoin production costs, increase hashrate capacity and significantly extend the life of the Company’s Bitcoin mining ASICs. During June 2021, this pilot project had commenced full operation and the approximate $2.7 million in equipment costs for this project previously not yet operational and included in “Miners and mining equipment” in the table above, commenced being depreciated.

Depreciation and amortization expense related to property and equipment totaled approximately $7.3 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment totaled approximately $15.0 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation is computed on the straight-line basis for the periods the assets are in service.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Construction in progress:

Upon completion of the Whinstone Acquisition, the Company commenced expansion of the Whinstone Facility from its existing 300 MW developed capacity to 750 MW. This expanded Bitcoin mining infrastructure is expected to comprise four new buildings totaling approximately 240,000 square feet, with the capacity to support an estimated 112,000 S19j Antminers based upon current configurations. It is expected that the first portion of this expansion will be completed by Q1 2022 and the balance during Q2 2022. Two of these four buildings are being developed utilizing air-cooling infrastructure, with the optionality to upgrade to immersion-cooling. The other two of these buildings are being developed utilizing immersion-cooling technology, a technique that offers improved cooling performance as compared to air-cooling infrastructure. The expansion of Bitcoin mining infrastructure at Whinstone provides critical capacity for Riot to deploy its future shipments of Bitcoin mining hardware, in addition to providing an opportunity to expand Whinstone’s hosting business for third-party Bitcoin miners.

As of September 30, 2021, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 13,500 new S19j-Pro model miners, scheduled to be delivered through October 2021, and had paid a deposit of 20% of the total purchase price for the acquisition of an additional 42,000 model S19j miners pursuant to a purchase agreement entered into by the Company and Bitmain, dated effective as of April 5, 2021. A summary of the purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) is summarized as follows:

Agreement Date*	Original Purchase Commitment	Open Purchase Commitment	Deposit Balance	Expected Shipping
December 18, 2020 (1 of 2)	$26,308	$-	$26,308	Fourth Quarter 2021
March 11, 2021	7,224	-	7,224	Fourth Quarter 2021
April 5, 2021**	138,506	82,498	56,008	Fourth Quarter 2021 - Fourth Quarter 2022
Total	$172,038	$82,498	$89,540

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

Subsequent to September 30, 2021, in October 2021, the Company entered into a purchase agreement with Bitmain to acquire 9,000 S19j Pro (100 TH/s) miners, for a total purchase price of approximately $54 million, with an anticipated delivery and deployment schedule set for May 2022 through October 2022.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 9. Long-Term Assets

Deposits:

Deposits consisted of the following as of September 30, 2021:

Deposits on equipment
Balance at January 1, 2021	$33,093
Additions	103,158
Reclassification to property and equipment	(46,711)
Balance at September 30, 2021	89,540
Security deposits	4,876
Deposits at September 30, 2021	$94,416

During the nine months ended September 30, 2021, the Company paid approximately $103.2 million as deposits, primarily for miners, and, as of September 30, 2021, had reclassified $46.7 million to property and equipment in connection with the receipt of 18,603 miners at the Coinmint Facility and the Whinstone Facility. See Note 5, “Revenue from Contracts with Customers”.

Security Deposits:

During the nine months ended September 30, 2021, the Company paid approximately $3.1 million in connection with an amended and restated Transmission/Substation Facility Extension Agreement for the construction of the Oncor-owned Delivery System facilities to serve the expansion of the Whinstone Facility. The deposit can be returned in two tranches: 1) upon verification by Oncor that the load demand meets or exceeds 394 MW, approximately $1.3 million can be returned, and 2) upon verification by Oncor that the load demand meets or exceeds 725 MW, the remaining $1.8 million can be returned. As of September 30, 2021, the Company has security deposits totaling $4.9 million, including its ground lease of $1.8 million.

Right of Use Assets:

See Note 11, “Leases”.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

Note 10. Accrued Expenses

As of September 30, 2021 and December 31, 2020, the Company’s accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Sales and use tax	$2,437	$791
Construction in progress	1,787	-
Payroll and payroll taxes	2,172	415
Shipping costs	333	-
Professional fees	221	120
Other	302	256
Total accrued expenses	$7,252	$1,582

Note 11. Leases

At September 30, 2021, the Company had operating lease liabilities and right of use assets for its offices and data center hosting facilities, and for a ground lease at the Whinstone Facility that expires in December 2030, inclusive of extension options the Company is reasonably certain will be exercised. At December 31, 2020, the Company did not have any significant operating lease balances.

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

As of September 30, 2021 and December 31, 2020, the right of use assets were $6.7 million and zero, respectively, and the operating lease liabilities were $8.4 million and zero, respectively, in the accompanying unaudited condensed interim consolidated balance sheets related to our ground lease and office leases. The value of the right of use assets exceeds the value of the operating lease liabilities primarily due to certain office and other leases being abandoned. Operating lease right of use assets are included within long-term assets on the condensed interim consolidated balance sheets. Subsequent to September 30, 2021, in November 2021, the Company entered into a lease termination agreement with the landlord of the abandoned leases for approximately $0.9 million. After eliminating the associated operating lease liability of approximately $1.5 million, we anticipate recognizing other income of approximately $0.6 million during the three months ending December 31, 2021.

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

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost	2021	2020	2021	2020
Operating lease cost	$321	$-	$430	$1,240
Variable lease cost(1)	11	-	19	1,040
Operating lease expense	332	-	449	2,280
Short-term lease rent expense	15	-	15	9
Total rent expense	$347	$-	$464	$2,289

(1)	Amounts primarily include common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Other Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$322	$-	$463	$1,207
Right of use assets exchanged for new operating lease liabilities	$-	$-	$8,387	$-
Weighted-average remaining lease term – operating leases	7.0	-	7.0	-
Weighted-average discount rate – operating leases	7.5%	-	7.5%	-

The following table represents our future minimum operating lease payments as of, and subsequent to, September 30, 2021 under ASC 842 (in thousands):

	Ground lease	Office and other leases	Total
2021 (excluding the nine months ended September 30, 2021)	$229	$151	$380
2022	942	836	1,778
2023	970	839	1,809
2024	999	218	1,217
2025	1,029	73	1,102
Thereafter	4,433	235	4,668
Total undiscounted lease payments	8,602	2,352	10,954
Less present value discount	(2,281)	(294)	(2,575)
Present value of lease liabilities	$6,321	$2,058	$8,379

We recognize ground lease expense in cost of revenues, data center hosting, and office and other lease expense in selling, general and administrative expenses, respectively, in the accompanying unaudited condensed interim consolidated statements of operations.

Note 12. Stockholders’ Equity

At-the-Market Equity Offerings:

2021 ATM Offering

For the period August 31, 2021 to September 30, 2021, in connection with the At-the-Market Sales Agreement between the Company and its sales agent, Cantor Fitzgerald & Co., B. Riley FBR, Inc., BTIG, LLC, Compass Point Research & Trading, LLC and Roth Capital Partners, LLC (the “Sales Agents”) the Company received gross proceeds of approximately $35.7 million ($34.8 million, net of $0.9 million in commissions and expenses) from the sale of 1,227,991 shares of common stock, with an average fair value of $29.07 per share, in the 2021 ATM Offering.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

December 2020 ATM Offering

During January 2021, in connection with the Second Amendment to the At-the-Market Sales Agreement between the Company and its sales agent, H.C. Wainwright, the Company received gross proceeds of approximately $84.8 million ($82.7 million, net of $2.1 million in expenses) from the sale of 4,433,468 shares of common stock, with an average fair value of $19.13 per share, in the December 2020 ATM Offering. With the sale and issuance of these shares, all $200 million in shares of the Company’s common stock registered under the December 2020 Registration Statement had been issued and the Company completed the December 2020 ATM Offering. Under the terms of the December 2020 ATM Offering, the Company only issued shares of its common stock.

Common Stock:

During the nine months ended September 30, 2021, the Company issued 11,800,000 shares of its common stock in connection with its acquisition of Whinstone. See Note 4, “Acquisitions”.

During the nine months ended September 30, 2021, 316,920 shares of common stock were issued to members of the Company’s board of directors, officers, employees and advisors of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Plan, as amended (the “2019 Equity Plan”). The Company withheld 56,649 of these shares, at a fair value of approximately $1.8 million, to cover the withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan.

During the nine months ended September 30, 2021, the Company issued 415,657 shares of its common stock in connection with the exercise of 415,657 common stock warrants issued to investors in connection with the Company’s January 2019 private placement transaction, for net proceeds of approximately $0.8 million.

During the nine months ended September 30, 2021, the Company issued 543,686 shares of its common stock in connection with the cashless exercise of warrants to purchase 1,257,235 shares of common stock, which were issued to investors in connection with private placement transactions in December 2017.

During the nine months ended September 30, 2021, 2,000 shares of the Company’s Series B preferred stock were converted into 2,000 shares of its common stock, leaving 2,199 shares outstanding.

Note 13. Restricted Common Stock, Stock Options, Restricted Stock Units (“RSUs”) and Warrants

Stock-Based Compensation:

The Company’s stock-based compensation expenses recognized during the three and nine months ended September 30, 2021 and 2020 were primarily attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed interim consolidated statements of operations. During the three and nine months ended September 30, 2021, $0.6 million of stock-based compensation expense was recorded in cost of revenues, data center hosting. All stock-based compensation expense recognized during 2020 was recognized in selling, general and administrative expenses.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Time-based restricted stock awards	$1,518	$467	$3,423	$2,848
Performance-based restricted stock awards	34,505	-	34,505	-
Total stock-based compensation	$36,023	$467	$37,928	$2,848

Restricted Common Stock Awards:

During the nine months ended September 30, 2021, the Company granted performance-based and time-based restricted stock units (RSUs) to its directors, employees and advisors.

Performance-based RSUs

On August 12, 2021, the Compensation Committee of the Board of Directors of the Company approved a new performance-based restricted stock unit performance plan (the “Performance RSU Plan”) for all executive officers and eligible employees of the Company and its consolidated subsidiaries. In connection with the Performance RSU Plan, the Compensation Committee approved a form of performance-based restricted stock unit award agreement under the 2019 Equity Plan in relation to granting Performance RSUs. The Performance RSUs vest upon the successful completion of specified milestones related to added infrastructure capacity and also adjusted Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) targets over a three-year performance period beginning in 2021 and ending on December 31, 2023. The value of the RSUs awarded is established as the fair market value of the Company’s common stock at the time of the grant. The Company recognizes compensation cost when achievement of the milestones and targets are probable, and recognizes the cost over the performance period. The Performance RSUs are settled in shares of the Company’s common stock upon vesting.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

A summary of the Company’s unvested performance-based restricted common stock units for the nine months ended September 30, 2021 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	-	$-
Granted	3,925,000	$36.83
Vested	(319,027)	$36.83
Unvested at September 30, 2021	3,605,973	$36.83

During the nine months ended September 30, 2021, the Company awarded 3,925,000 performance-based restricted shares of common stock under the 2019 Equity Plan to employees, which are generally eligible to vest upon the successful completion of specified milestones related to added infrastructure capacity and also adjusted EBITDA targets over a three-year performance period beginning in 2021 and ending on December 31, 2023.

As of September 30, 2021, a total of 319,027 Performance RSU Awards for officers and employees were determined by the Compensation Committee to have vested for the successful completion of specified milestones.

The value of performance-based restricted common stock grants is measured based on their fair market value on the date of grant and amortized over their respective estimated implicit service periods. During the nine months ended September 30, 2021, the fair value of awards granted totaled $144.6 million and as of September 30, 2021, there was approximately $110.1 million of total unrecognized compensation cost related to restricted common stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 8.4 months.

Time-based RSUs

A summary of the Company’s unvested time-based restricted common stock units for the nine months ended September 30, 2021 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	633,305	$1.27
Vested	(188,849)	$14.44
Granted	173,737	$33.33
Forfeited	(150)	$44.64
Unvested at September 30, 2021	618,043	$6.31

During the nine months ended September 30, 2021, the Company awarded 173,737 restricted shares of time-based common stock under the 2019 Equity Plan to directors, employees and advisors, which are generally eligible to vest over a one-year period.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

The value of time-based restricted common stock grants is measured based on their fair market value on the date of grant and amortized over their respective vesting periods. During the nine months ended September 30, 2021, the fair value of awards granted totaled $5.8 million and as of September 30, 2021, there was approximately $2.6 million of total unrecognized compensation cost related to unvested time-based restricted common stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 5 months.

Other Common Stock Purchase Warrants:

During the three months ended September 30, 2021, 63,000 warrants were issued to XMS as partial payment for its advisory services in connection with the Whinstone Acquisition. The warrant entitles XMS to purchase from the Company up to 63,000 shares of the Company’s common stock, no par value per share, at a purchase price of $48.37 per share at any time through August 12, 2026. All warrants issued to prior investors in connection with previously disclosed private placement transactions in 2019 and 2017, had either been exercised or forfeited. The following is a summary of outstanding warrants for the nine months ended September 30, 2021:

	Shares Underlying Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2021	2,061,770	$32.33	1.1	$6,256
Granted	63,000	$48.37	4.9	-
Exercised	(1,672,892)	$1.94	-	-
Forfeited	(388,878)	$40.00	-	-
Outstanding and exercisable at September 30, 2021	63,000	$48.37	4.9	$-

Note 14. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of the Acquisition Date of May 26, 2021, and September 30, 2021:

	Fair value measured at May 26, 2021
	Total carrying value at May 26, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$13,967	$-	$-	$13,967
Contingent consideration liability	$82,953	$-	$-	$82,953

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

	Fair value measured at September 30, 2021
	Total carrying value at September 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$37,773	$-	$-	$37,773
Contingent consideration liability	$83,397	$-	$-	$83,397

Level 3 Assets

Power Supply Agreement

During the nine months ended September 30, 2021, the Company recorded a derivative asset related to its Power Supply Agreement. The Power Supply Agreement was classified as a derivative asset and measured at fair value on the date of the Company’s acquisition of Whinstone, with changes in fair value recognized in change in fair value of derivative asset in operating income or loss on the accompanying unaudited condensed interim consolidated statements of operations. The contract was not designated as a hedging instrument. Prior to the Whinstone Acquisition, the Company did not have any derivative contracts. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, our discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2030. The discount rate utilized of approximately 21% includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

The terms of the Power Supply Agreement require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. The margin-based collateral requirement to the Company is zero as of September 30, 2021.

Level 3 Liabilities

Business Combination Contingent Consideration

The Company recorded a Level 3 financial liability during the nine months ended September 30, 2021, relating to the contingent consideration arrangement arising from the acquisition of Whinstone. Contingent consideration represents an obligation of the Company to transfer cash to the Seller when Whinstone realizes or receives a benefit from utilization of certain defined power credits. See Note 4, “Acquisitions”. The Company estimated the fair value of the contingent consideration using a discounted cash flow analysis, which includes estimates of both the timing and amounts of potential future power credits. These estimates were determined using the Company’s historical consumption quantities and patterns combined with management’s expectations of its future consumption requirements, which require significant judgment and depend on various factors outside the Company’s control, such as construction delays. The discount rate of approximately 2.5% includes observable market inputs, such as TXU’s parent company’s Standard & Poor’s credit rating of BB, but also includes unobservable inputs such as interest rate spreads, which were estimated based on qualitative judgment related to company-specific risk factors. Specifically, due to the power credits being subordinated obligations for TXU’s parent, we used one credit rating lower than BB in our yield curve to estimate a reasonable interest rate spread to determine the cost of debt input. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 21%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

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

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

Derivative Asset
Balance as of January 1, 2021	$-
Acquisition of Whinstone	13,967
Change in fair value	23,806
Balance as of September 30, 2021	$37,773

For the nine months ended September 30, 2021 there was a change of approximately $23.8 million in Level 3 assets measured at fair value. Additionally, during the nine months ended September 30, 2021, power sales back to ERCOT through its demand response programs of $3.7 million were recorded in change in fair value of derivative asset in the condensed interim consolidated statements of operations. There were no Level 3 assets for the nine months ended September 30, 2020.

The following table presents the changes in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

Contingent Consideration Liability
Balance as of January 1, 2021	$-
Acquisition of Whinstone	82,953
Change in fair value	444
Balance as of September 30, 2021	$83,397

For the nine months ended September 30, 2021 the change in Level 3 liabilities measured at fair value was $0.4 million. There were no Level 3 liabilities for the nine months ended September 30, 2020. Our estimated liability for contingent consideration represents potential payments of additional consideration for the Whinstone Acquisition, payable if Whinstone realizes or receives a benefit from utilization of certain defined power credits. Changes in the fair value of contingent consideration are recorded in the condensed interim consolidated statements of operations within change in fair value of contingent consideration.

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

Water Reservation Agreement:

Whinstone executed a water reservation agreement in April 2021 with the lessor of the ground lease to obtain a certain quantity of water from a nearby lake to be used by the Company for commercial purposes. We use the water for evaporative cooling in our data center facility. The initial term of the agreement runs through December 2027 and requires annual payments of approximately $1.0 million.

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

The fair value of the remaining aggregate contingent payments at September 30, 2021 is included in long-term liabilities in the unaudited interim condensed consolidated balance sheet.

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

Shareholder Derivative Cases:

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company’s officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until March 15, 2022 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

All revenues are from external customers and no single customer or related group of customers contributed 10% or more of the Company's total revenue during the three and nine months ended September 30, 2021 and 2020.

Through September 30, 2021, approximately 90% of the Company’s cryptocurrency mining revenue was generated from the Coinmint Facility in New York, and 100% of the Company’s data center hosting revenue was generated from the Whinstone Facility in Rockdale, Texas.

The following table details revenue and cost of revenues for the Company's reportable segments for the three and nine months ended September 30, 2021 and 2020, and reconciles to net income (loss) on the condensed interim consolidated statements of operations:

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Interim Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reportable segment revenue:
Revenue, net - cryptocurrency mining	$53,590	$2,437	$108,213	$6,717
Revenue, net - data center hosting	11,193	-	14,067	-
Other revenue	25	25	73	73
Total segment and consolidated revenue	64,808	2,462	122,353	6,790
Reportable segment cost of revenue (exclusive of depreciation and amortization shown below):
Cost of revenues - cryptocurrency mining	13,034	1,302	29,893	4,149
Cost of revenues - data center hosting	12,581	-	16,317	-
Total segment and consolidated cost of revenues (exclusive of depreciation and amortization shown below)	25,615	1,302	46,210	4,149
Reconciling Items:
Acquisition-related costs	(552)	-	(18,894)	-
Selling, general and administrative	(40,307)	(2,000)	(47,971)	(7,964)
Depreciation and amortization	(12,207)	(1,267)	(20,791)	(2,761)
Change in fair value of derivative asset	9,920	-	27,456	-
Change in fair value of contingent consideration	(259)	-	(444)	-
Impairment of long-term investment	-	-	-	(9,413)
Impairment of cryptocurrencies	-	-	(17,507)	(989)
Reversal of registration rights penalty	-	-	-	1,358
Gain (loss) on sale of equipment	-	(5)	-	31
Interest income	40	12	295	27
Other income (expense)	(85)	(2)	1,425	(5)
Realized gain on sale/exchange of long-term investment	-	-	26,260	-
Realized gain on sale/exchange of cryptocurrencies	65	385	94	491
Unrealized loss on marketable equity securities	(11,151)	-	(10,812)	-
Deferred income tax expense	-	-	(3,730)	-
Net income (loss)	$(15,343)	$(1,717)	$11,524	$(16,584)

Note 17. Subsequent Events

Common Stock

Subsequent to September 30, 2021, the Company’s shareholders approved the second amendment to its 2019 Equity Plan, which increases the number of shares of the Company’s common stock reserved for issuance by 4,400,000 shares.

ATM Activity

Subsequent to September 30, 2021, in connection with the Company’s 2021 ATM Offering, the Company received gross proceeds of approximately $564.3 million from the sale of 18.7 million shares of common stock, which completed the 2021 ATM Offering.

Restricted Stock

Subsequent to September 30, 2021, the Company granted 9,131 time-based restricted stock units with a fair value of approximately $0.3 million and 118,805 performance-based restricted stock units with a fair value of approximately $3.7 million.

Subsequent to September 30, 2021, 69,948 shares of common stock were issued to officers of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Plan. The Company withheld 20,984 of these shares at a fair value of approximately $0.5 million, to cover the withholding taxes related to the settlement of these vested restricted stock units.

In October 2021, the Company entered into an agreement to issue 180,000 restricted share rights to XMS for its continued advisory services on potential strategic matters. These restricted share rights vest quarterly in equal tranches over three years, beginning in October 2021.

Miners

In October 2021, the Company entered into a purchase agreement with Bitmain to acquire 9,000 S19j Pro (100 TH/s) miners, for a total purchase price of approximately $54 million, with an anticipated delivery and deployment schedule set for May 2022 through October 2022.

Leases

In November 2021, the Company entered into a lease termination agreement with the landlord of certain Whinstone abandoned leases for approximately $0.9 million. After eliminating the associated operating lease liability of approximately $1.5 million, we anticipate recognizing other income of approximately $0.6 million during the three months ending December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the fiscal year ended December 31, 2020, as included in our 2020 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and our actual results could differ materially from those discussed in these forward-looking statements. Further, these forward-looking statements should not be construed either as assurances of performance or as promises of a given course of action. You should review the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of this Quarterly Report for a discussion of factors that could cause actual results to differ materially - and potentially adversely - from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.

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

Cryptocurrency Mining:

The Company’s current focus is on its cryptocurrency mining operation, and during the nine months ended September 30, 2021, it continued to expand its quantity of miners with the objective of increasing the Company’s operational efficiency and performance.

During the nine months ended September 30, 2021, the Company received 18,603 additional Antminer model S19-Pro miners related to its 2020 purchase contracts with Bitmain and, as of September 30, 2021, had deployed a total of 25,646 miners in its mining operation.

During the nine months ended September 30, 2021, the Company entered into two additional purchase agreements with Bitmain to acquire 43,500 Antminer model S19j (90 Terahash per second) (“TH/s”) miners, for a total purchase price of approximately $145.7 million. Pursuant to these agreements, approximately $56.0 million of the total purchase price was initially paid by the Company to Bitmain as refundable deposits, with the remainder payable in installments in advance of shipment of the miners, which is scheduled to occur on a monthly basis between October 2021 and October 2022.

Subsequent to September 30, 2021, in October 2021, the Company entered into a purchase agreement with Bitmain to acquire 9,000 S19j Pro (100 TH/s) miners, for a total purchase price of approximately $54 million, with an anticipated delivery and deployment schedule set for May 2022 through October 2022.

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

Whinstone currently hosts Bitcoin mining operations for institutional customers. In addition to hosting revenue, Whinstone also generates engineering and construction services revenue from hosting customers on site, including revenue derived from the fabrication and deployment of immersion cooling technology for Bitcoin mining.

From the May 26, 2021 acquisition date through September 30, 2021, Whinstone’s total revenue and net income was approximately $14.1 million and $13.8 million, respectively. Additionally, the majority of our $22.8 million of deferred revenue as of September 30, 2021 is related to advance payments made by Whinstone customers, which will be primarily recognized over the remaining lives of the underlying contracts, or approximately eight years.

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

During the nine months ended September 30, 2021, under agreements generally between Coinsquare, Coinsquare’s shareholders (including Riot) and Mogo Inc. (NASDAQ: MOGO) (“Mogo Agreement”), a digital payments and financial technology company (“Mogo”), Riot sold its 3.4 million common shares of Coinsquare (the “Coinsquare Shares”) in exchange for approximately 3.2 million common shares of Mogo (the “Mogo Shares”) and approximately US $1.8 million in cash.

During the nine months ended September 30, 2021, the Company recorded a gain on sale/exchange of long-term investments of $26.3 million for the sale of its shares of Coinsquare. Concurrently, in accordance with ASC 321, we recorded the fair value of the MOGO shares, received in the exchange of $24.8 million in investments in marketable equity securities within current assets on our unaudited condensed interim consolidated balance sheets. The fair value was calculated as 3.2 million shares of Mogo common stock multiplied by the fair value of the Mogo shares received. During the three and nine months ended September 30, 2021, we recorded unrealized losses on the shares of approximately $11.2 million and $10.8 million, respectively, based on the closing price per share of Mogo common stock on NASDAQ on September 30, 2021 of $4.32. The daily share price is extremely volatile and may be more or less than the amount recorded as of September 30, 2021.

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

Summary of Cryptocurrency Mining Results:

The following table presents additional information about our cryptocurrency mining activities of Bitcoin (“BTC”), Bitcoin Cash (“BCH”) and Litecoin (“LTC”) in coins and amounts ($ in thousands) during the nine months ended September 30, 2021 and 2020:

	Quantities (in coins)		Cryptocurrencies
	BTC	BCH	Amounts
Balance at January 1, 2021	1,078	1	$11,626
Revenue recognized from cryptocurrencies mined	2,458	—	108,213
Proceeds from sale of cryptocurrencies	(3)	—	(113)
Realized gain on sale/exchange of cryptocurrencies	—	—	94
Impairment of cryptocurrencies	—	—	(17,507)
Balance at September 30, 2021	3,533	1	$102,313

	Quantities (in coins)			Cryptocurrencies
	BTC	LTC	BCH	Amounts
Balance at January 1, 2020	514	3,449	1	$3,839
Revenue recognized from cryptocurrencies mined	730	21	—	6,717
Mining pool operating fees	—	—	—	(94)
Proceeds from sale of cryptocurrencies	(100)	—	—	(1,029)
Realized gain on sale/exchange of cryptocurrencies	26	(3,470)	—	491
Impairment of cryptocurrencies	—	—	—	(989)
Cryptocurrencies received from sale of equipment	5	—	—	52
Balance at September 30, 2020	1,175	—	1	$8,987

Results of Operations Comparative Results for the Three Months Ended September 30, 2021 and 2020:

Revenue:

Total revenue for the three months ended September 30, 2021 and 2020, was $64.8 million and $2.5 million, respectively, and consisted of our cryptocurrency mining revenue, data center hosting revenue and other revenue.

For the three months ended September 30, 2021 and 2020, cryptocurrency mining revenue was $53.6 million, and $2.4 million, respectively. The increase of $51.2 million in mining revenue was due to higher Bitcoin values in the 2021 period, averaging $41,837 per coin as compared to $10,823 per coin in the 2020 period, combined with a higher number of Bitcoin mined in 2021, which totaled 1,292 as compared to 222 in the 2020 period.

For the three months ended September 30, 2021, data center hosting revenue was $11.2 million, and there was no data center hosting revenue for the three months ended September 30, 2020. Data center hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Whinstone Facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient.

Other revenue consisting of license fees was not significant in either period.

Costs and expenses:

Cost of revenues for cryptocurrency mining for the three months ended September 30, 2021 and 2020 was $13.0 million and $1.3 million, respectively, representing an increase of approximately $11.7 million. As a percentage of cryptocurrency mining revenue, cost of revenues totaled 24.3% and 53.4% for each of the three month periods ended September 30, 2021 and 2020, respectively. Cost of revenues consists primarily of direct production costs of mining operations, including electricity, labor, insurance and the variable Coinmint hosting fee, but excluding depreciation and amortization, which are separately stated. The increase of $11.7 million in cost of revenues is primarily due to the increases in variable mining costs, including the variable hosting fees, associated with increases in mining revenues.

Cost of revenues for data center hosting for the three months ended September 30, 2021, was $12.6 million and there were no data center hosting costs for the three months ended September 30, 2020. The 2021 costs consisted primarily of $9.4 million for direct power costs, with the balance primarily incurred for rent and compensation costs.

Acquisition-related costs for the three months ended September 30, 2021 totaled $0.6 million, and consisted of expenses incurred in connection with our acquisition of Whinstone. There were no acquisition-related costs for the three months ended September 30, 2020.

Selling, general and administrative expenses during the three months ended September 30, 2021 and 2020 totaled $40.3 million and $2.0 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase of $38.3 million is primarily due to an increase in stock-compensation expense of $35.6 million resulting from additional awards (including the performance-based plan announce in August 2021), compensation expense, which increased by $1.8 million due to additional employees to support the Company’s growth, and an increase in consulting fees of $0.7 million resulting primarily from assistance on internal control systems and procedures.

Depreciation and amortization expenses during the three months ended September 30, 2021 totaled $12.2 million, which is an increase of approximately $10.9 million, as compared to $1.3 million for the three months ended September 30, 2020. The increase is primarily due to the amortization of the customer contract intangible asset and higher depreciation expense recognized for the Whinstone Facility and our recently acquired miners.

Change in fair value of our derivative asset for the three months ended September 30, 2021, was $9.9 million, including $7.2 million recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value on the date of our acquisition of Whinstone, and $2.7 million from power sales to ERCOT through its demand response program.

Other income and expenses:

Other expense for the three months ended September 30, 2021 was $11.1 million and other income for the three months ended September 30, 2020 was $0.4 million. The increase of $11.5 million is primarily related to an $11.2 million unrealized loss on the decline in fair value of our marketable equity securities.

Results of Operations Comparative Results for the Nine Months Ended September 30, 2021 and 2020:

Revenue:

Total revenue for the nine months ended September 30, 2021 and 2020, was $122.4 million and $6.8 million, respectively, and consisted of our cryptocurrency mining revenue, data center hosting revenue and other revenue.

For the nine months ended September 30, 2021 and 2020, cryptocurrency mining revenue was $108.2 million, and $6.7 million, respectively. The increase of $101.5 million in mining revenue was due to higher Bitcoin values in the 2021 period, averaging $44,591 per coin as compared to $9,064 per coin in the 2020 period, combined with a higher number of Bitcoin mined in 2021, which totaled 2,458 as compared to 730 in the 2020 period.

For the period from acquisition to September 30, 2021, data center hosting revenue was $14.1 million, and there was no data center hosting revenue for the nine months ended September 30, 2020. Data center hosting revenue includes upfront payments, which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Rockdale, Texas facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient.

Other revenue consisting of license fees was not significant in either period.

Costs and expenses:

Cost of revenues for cryptocurrency mining for the nine months ended September 30, 2021 and 2020 was $29.9 million and $4.1 million, respectively, representing an increase of approximately $25.8 million. As a percentage of cryptocurrency mining revenue, cost of revenues totaled 27.6% and 61.8% for each of the nine-month periods ended September 30, 2021 and 2020, respectively. Cost of revenues consist primarily of direct production costs of mining operations, including electricity, labor, insurance and, in 2020, rent for the Oklahoma City facility and, in 2021, the variable Coinmint hosting fee, but excluding depreciation and amortization which are separately stated. The increase of $25.8 million in cost of revenues is primarily due to the increases in variable mining costs, including the variable hosting fees associated with increases in mining revenues.

Cost of revenues for data center hosting for the period from acquisition to September 30, 2021, was $16.3 million and there were no data center hosting costs for the nine months ended September 30, 2020. The 2021 costs consisted primarily of $12.5 million for direct power costs, with the balance primarily incurred for rent and compensation costs.

Acquisition-related costs for the nine months ended September 30, 2021, totaled $18.9 million, and consisted of expenses incurred in connection with our acquisition of Whinstone. There were no acquisition-related costs for the nine months ended September 30, 2020.

Selling, general and administrative expenses during the nine months ended September 30, 2021 and 2020 totaled $48.0 million and $8.0 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase of $40.0 million is primarily due to an increase in stock-compensation expense of $35.1 million resulting from additional awards (including the performance-based plan announce in August 2021), compensation expense, which increased by $3.2 million due to additional employees to support the Company’s growth, and an increase in consulting fees of $1.3 million resulting primarily from assistance on internal control systems and procedures.

Depreciation and amortization expense during the nine months ended September 30, 2021 totaled $20.8 million, which is an increase of approximately $18.0 million, as compared to $2.8 million for the nine months ended September 30, 2020. The increase is primarily due to the amortization of the customer contract intangible asset and higher depreciation expense recognized for the Whinstone Facility and our recently acquired miners.

Change in fair value of our derivative asset for the nine months ended September 30, 2021, was $27.5 million, including $23.8 million recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value on the date of our acquisition of Whinstone, and $3.7 million from power sales to ERCOT through its demand response programs.

Impairment of long-term investments of $9.4 million recognized during the nine months ended September 30, 2020 was recorded in connection with the impairment of our investment in Coinsquare.

Impairment of cryptocurrencies for the nine months ended September 30, 2021 and 2020, was $17.5 million and $1.0 million respectively, arising from the decline in Bitcoin prices during the periods.

Other income:

Other income for the nine months ended September 30, 2021 and 2020 was $17.3 million and $1.9 million, respectively. The increase of $15.4 million is primarily related to a $26.3 million realized gain on the exchange of marketable equity securities recognized in connection with the exchange of our shares of Coinsquare, partially offset by a $10.8 million unrealized loss on our marketable equity securities.

Liquidity and Capital Resources:

At September 30, 2021, we had working capital of approximately $153.5 million, which included cash and cash equivalents of $57.9 million. We reported net income of $11.5 million during the nine months ended September 30, 2021. Net income included $42.1 million in non-cash items consisting primarily of a realized gain on the sale of marketable equity securities of $26.3 million and the change in fair value of our derivative asset of $23.8 million, offset by stock-based compensation expense of $37.9 million, the impairment of cryptocurrencies of $17.5 million, depreciation and amortization of $20.8 million, an unrealized loss on marketable securities of $10.8 million, deferred income tax expense of $3.7 million and the issuance of common stock warrants of $1.2 million.

Coinmint Co-location Mining Services Agreement:

On April 8, 2020, the Company entered into a co-location agreement (the “Coinmint Agreement”) with Coinmint, LLC (“Coinmint), pursuant to which Coinmint agreed to provide up to approximately 9.5 MW of electrical power and to perform all maintenance necessary to operate Riot’s miners deployed at Coinmint’s data center facility in Massena NY (the “Coinmint Facility”). In exchange, Coinmint is reimbursed for direct production expenses and receives a performance fee based on the net cryptocurrencies generated by Riot’s miners deployed at the Coinmint Facility. The amount of electrical power supplied to Riot’s miners at the Coinmint Facility has subsequently been increased to accommodate Riot’s expanding miner fleet. However, the Company has not entered into a formal written amendment to the Coinmint Agreement and there is no assurance that the Company will have continued use of the Coinmint Facility. The initial term of the Coinmint Agreement was six (6) months, with automatic renewals for subsequent three (3) month terms until terminated as provided in the Coinmint Agreement.

Miners:

As of September 30, 2021, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 13,500 new S19j-Pro model miners, scheduled to be delivered through October 2021, and had paid a deposit of 20% of the total purchase price for the acquisition of an additional 42,000 model S19j miners pursuant to a purchase agreement entered into by the Company and Bitmain, dated effective as of April 5, 2021.

On April 5, 2021, the Company entered into a purchase agreement with Bitmain to acquire approximately 42,000 Antminer model S19j miners, which are scheduled to be delivered, on a monthly basis, between November 2021 and October 2022. As of September 30, 2021 a deposit of $56.0 million had been paid against the approximate $138.5 million purchase price, payable as follows: (i) 20% of the purchase price paid as a refundable down payment in connection with the execution of the agreement; (ii) 30% of the purchase price per batch due 6 months in advance of the shipment date for such batch; and (iii) the remaining 50% per batch due 30 days in advance of the shipment date for such batch.

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

At-the-Market Equity Offerings:

2021 ATM Offering

In August 2021, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., B. Riley FBR, Inc., BTIG, LLC, Compass Point Research & Trading, LLC and Roth Capital Partners, LLC (the “Sales Agents”) dated August 31, 2021 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $600.0 million in shares of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “2021 ATM Offering”). All sales of the shares in connection with the ATM Offering have been made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-259212) filed with the SEC. The Company pays the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. During the period August 31, 2021 to September 30, 2021, the Company received gross proceeds of approximately $35.7 million ($34.8 million, net of $0.9 million in commissions and expenses) from the sale of 1,227,991 shares of common stock, with an average fair value of $29.07 per share, in the 2021 ATM Offering.

Subsequent to September 30, 2021, in connection with the Company’s 2021 ATM Offering, the Company received gross proceeds of approximately $564.3 million from the sale of 18.7 million shares of common stock, which completed the 2021 ATM Offering.

2020 ATM Offering

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

Operating Activities:

Net cash used in operating activities was $61.0 million during the nine months ended September 30, 2021. Cash was generated from operations by income of $11.5 million, less non-cash items of $42.1 million, consisting primarily of a realized gain on the sale of marketable equity securities of $26.3 million and the change in fair value of our derivative asset of $23.8 million, offset by stock-based compensation expense of $37.9 million, the impairment of cryptocurrencies of $17.5 million, depreciation and amortization of $20.8 million, an unrealized loss on marketable securities of $10.8 million, deferred income tax expense of $3.7 million and the issuance of common stock warrants of $1.2 million, net of other immaterial items. The change in assets and liabilities of $114.6 million consisted primarily of increased cryptocurrencies of $108.2 million, increased security deposits of $3.1 million, increased accounts receivable of $2.6 million, decreased prepaid expenses and other current assets of $1.9 million, increased accounts payable and accrued expenses of $4.5 million, change in fair value of future power credits of $0.4 million, increased customer deposits of $6.1 million, and decreased deferred revenue of $12.8 million.

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

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2021 was $221.0 million, primarily consisting of deposits on equipment of $103.2 million, our acquisition of Whinstone of $40.9 million, net and purchases of property and equipment of $78.9 million, offset by proceeds of $1.8 million received for our Mogo investment.

Net cash used in investing activities during the nine months ended September 30, 2020 was $16.5 million, consisting of deposits on equipment of $11.4 million, purchases of property and equipment of $6.3 million, offset by proceeds received from the sale of cryptocurrencies of $1.0 million and proceeds received from the sale of property and equipment of $0.1 million.

Financing Activities:

Net cash provided by financing activities was $116.5 million during the nine months ended September 30, 2021, which consisted of net proceeds from the issuance of our common stock in connection with our ATM Offerings of $117.5 million and proceeds received from the exercise of common stock warrants of $0.8 million, offset by the repurchase of common stock to pay employee withholding taxes of $1.8 million.

Net cash provided by financing activities was $48.0 million during the nine months ended September 30, 2020, which consisted of net proceeds from the issuance of our common stock in connection with our At-The-Market Sales Agreement, dated effective as of May 24, 2019, as amended, (“2019 ATM Offering”) of $48.0 million and proceeds received from the exercise of common stock warrants of $0.4 million, offset by the repurchase of common stock to pay director and employee withholding taxes of $0.4 million.

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

Recently Issued and Adopted Accounting Pronouncements:

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements. See Note 3 of the unaudited condensed interim consolidated financial statements at September 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate, to allow timely decisions regarding required disclosures. Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

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

Management assessed the design and operating effectiveness of the Company’s internal controls over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of September 30, 2021, we concluded that our internal control over financial reporting is not effective due to the following material weaknesses identified:

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the detailed discussion of risk factors affecting the Company included in Part I, Item 1A. of our 2020 Annual Report under the heading “Risk Factors” and Exhibit 99.3 to our Form 8-K filed on May 26, 2021. For the period ended September 30, 2021, there have been no material changes to those risk factors discussed therein, except for those mentioned below relating to our development of immersion-cooling technology at the Whinstone Facility as discussed in Note 1. “Organization and Operation of Our Business”, within this Quarterly Report.

We may experience delays or unforeseen difficulties in completing the development of our 200 MW of liquid immersion-cooled Bitcoin mining infrastructure and hardware we have previously announced.

Scalable liquid immersion-cooling technology for our ASIC miners is capital-intensive to develop. We have devoted significant capital resources to the development of 200 MW of scalable liquid immersion-cooled Bitcoin mining hardware, as well as the infrastructure to support its operation. However, our ability to roll-out liquid immersion-cooled Bitcoin mining technology on the scale or timeline we anticipate has not been proven, nor do we believe such a large-scale implementation of such technology has ever been attempted.

Additionally, we are aware that other miners have experienced significant setbacks and cost overruns in their attempts to implement other liquid-cooling techniques different from our own at scale. Because of the unprecedented scale and timeline of our development and implementation of our liquid immersion-cooled Bitcoin mining technology, we may encounter unforeseen difficulties, delays or cost overruns in our roll-out of this innovative technology. As a result, we may be required to devote significantly greater capital resources to its completion than presently anticipated, which we may not have access to in the amount and at the time we need to meet our projections. Further, even if we deploy or secure such additional capital for the project, we may not be able to complete its implementation on schedule, if at all, due to further unforeseen and/or uncontrollable contingencies. If we are unable to complete our implementation of this 200 MW liquid immersion-cooled Bitcoin mining project on schedule or at the scale we anticipate, we may not realize the benefits of our substantial investment in this innovative technology that we anticipate, and our business and financial results could suffer as a result.

We may not realize the anticipated benefits of our significant investment in our proprietary liquid immersion-cooled Bitcoin mining technology.

We have observed marked increases in the operational efficiency of our miners during our testing of our liquid immersion-cooled Bitcoin mining hardware due to the superior heat dissipation resulting from liquid immersion and production improvements; however, we have not fully tested it at the scale we are currently developing. Therefore, we may encounter unforeseen technological hurdles or barriers relating to the deployment of this unprecedented scale of 200 MW of liquid immersion-cooling, and we may not realize the anticipated benefits of our significant investment in this innovative technology on the schedule we anticipate, if at all. If we are unable to realize the significant operational benefits we anticipate from the large-scale deployment of our proprietary liquid immersion-cooled Bitcoin mining technology, we may never recover our significant capital investment in this innovative technology. If this occurs, our business and operations could suffer, and the market price of our common stock could be materially and adversely affected.

We depend on a limited number of suppliers and partners for our immersion-cooling technology which can be vulnerable to supply disruption and price fluctuation.

Reliance on single or a limited number of suppliers and partners could result in delays and reduce our control over pricing and quality. Though in some cases, we may prefer to have multiple sources to procure certain key items used in our operations, in some cases it is not practical or feasible to do so, particularly in our industry.

There are limited manufacturers who can produce the key materials used in our liquid-cooling systems, and even fewer who can produce it on the scale we anticipate needing in connection with the 200 MW of liquid immersion-cooled Bitcoin mining hardware and infrastructure we are currently developing. Additionally, the proliferation of liquid immersion-cooling technology in the cryptocurrency mining business or in the computing industry more generally could increase demand for the materials we use in our liquid immersion-cooling operations, which could increase our costs of operation and therefore could materially and adversely affect our business and results of operations.

We may be negatively impacted by any early obsolescence of our immersion-cooling equipment.

We depreciate the cost of our immersion-cooling equipment over their expected useful lives. However, manufacturing technology may change periodically, and we may decide to update our manufacturing processes more quickly than expected. Moreover, improvements in engineering and manufacturing expertise and efficiency may result in our ability operate our miners more efficiently using less of our installed equipment. Alternatively, we may develop or implement more efficient or cost-effective cooling technologies, including improvements to our liquid immersion-cooling technology, and, as a result, we may discontinue the use of our present liquid immersion-cooling equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in the Note 12., Stockholders’ Equity, to the Notes to the Condensed Interim Consolidated Financial Statements (Unaudited) contained in this Quarterly Report, on August 12, 2021, the Company entered into an agreement with XMS regarding payment of the fees owed by the Company for the advisory services performed by XMS in connection with the Whinstone Acquisition. As partial payment for the fees agreed by the Company under its agreement with XMS, the Company agreed to issue XMS a warrant to purchase up to 63,000 shares of the Company’s common stock in a private placement pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. The warrant, once issued, will grant XMS the right to purchase these 63,000 shares at any time prior to their expiration on August 12, 2026, in exchange for payment of the purchase price of $48.37 per share, subject to certain redemption rights of the Company to be specified in the warrant when issued. A final warrant agreement has yet to be entered into with XMS and the warrant to purchase these 63,000 shares was not exercisable during the three and nine months covered by this Quarterly Report. The Company will furnish the information required by Item 701 of Regulation S-K with respect to this warrant via current report on Form 8-K or prospectus supplement filed with the SEC upon execution of the final warrant agreement with XMS

Item 3. Defaults Upon Senior Securities

N/A - none.

Item 4. Mine Safety Disclosures

N/A - none.

Item 5. Other Information

N/A - none.

Item 6. Exhibits

Exhibit Number	Description of Document
3.	Certificate of Incorporation and Bylaws.
3.1	Articles of Incorporation filed September 20, 2017 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017).
3.2	Bylaws effective September 20, 2017 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017).
3.3	Amendment to Bylaws effective March 9, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018).
3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017).
4.	Instruments Affecting the Rights of Security Holders
4.1	Form of XMS Warrant Agreement. †
10.	Material Contracts.
10.01	Form of Riot Blockchain, Inc. Performance-Based Restricted Stock Unit Agreement (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 16, 2021).
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer). *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer). *
32.	Section 1350 Certification
32.1	Section 1350 Certification of Chief Executive Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Section 1350 Certification of Chief Financial Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	The following financial statements from this Quarterly Report, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Interim and Unaudited); (ii) the Condensed Interim Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited); (iii) the Condensed Interim Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited); (iv) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited); and (v) the Notes to Unaudited Condensed Interim Consolidated Financial Statements*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith.

† To be filed by a Current Report on Form 8-K and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2021.

Riot Blockchain, Inc. (Registrant)

Dated: November 15, 2021	/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Chief Financial Officer (Principal Financial and Accounting Officer)