Form 10-K/A
period 2021-12-31
Riot Blockchain, Inc.
filed 2022-05-02
CIK 1167419

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

The aggregate market value of the shares of common stock, no par value per share, of the registrant held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.1 billion, based on the closing sale price per share of the registrant’s common stock as reported on the principal market for the registrant’s securities, the Nasdaq Capital Market, on such date.

As of March 31, 2022, there were 117,304,304 shares of the registrant’s common stock, no par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RIOT BLOCKCHAIN, INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

On March 16, 2022, Riot Blockchain, Inc. (“Riot Blockchain,” “Riot,” the “Company,” “we,” “us,” “our,” or the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2022 annual meeting of our stockholders within 120 days of December 31, 2021. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) solely to:

•	amend Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of the Original Form 10-K to include the information required to be disclosed under such Items;
•	delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2022 annual meeting of our stockholders; and
•	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 1 modifies and amends the Original Form 10-K, and should be read in conjunction with the Original Form 10-K. References to “this Annual Report” contained in this Amendment No. 1 refer to the Original Form 10-K, as modified and amended by this Amendment No. 1. Capitalized terms not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The names of the members of the Company’s Board of Directors (the “Board” or the “Board of Directors”), their respective ages, and their positions with the Company as of April 29, 2022 are set forth in the following table:

			Standing Committee Membership
Director Name	Age	Director Class	Audit Committee	Compensation and Human Resources Committee	Governance and Nominating Committee
Hubert Marleau (1)	78	I	X	X	Chair
Hannah Cho	44	II	X	Chair	X
Lance D’Ambrosio	64	II	Chair	X	X
Benjamin Yi (2)	40	III	—	—	—
Jason Les (3)	36	III	—	—	—

(1)	As a Class I Director, Mr. Marleau’s present term as a director on the Board is set to expire at the 2022 annual meeting of stockholders. He has indicated that he is willing to stand for re-election.

(2)	On May 24, 2021, the Board appointed Mr. Yi to serve as Executive Chairman, and he serves as both Board chair and as an executive officer of the Company. As an executive officer of the Company, Mr. Yi no longer qualifies as an “independent director” within the meaning of the Nasdaq Capital Markets continued listing standards (the “Nasdaq Rules”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, upon his appointment as the Company’s Executive Chairman, Mr. Yi resigned from his positions on each of the Board’s three standing committees, including as chair of the Audit Committee; however, he continues to serve as a non-independent director on the Board.

(3)	On February 8, 2021, the Board appointed Mr. Les to serve as the Company’s Chief Executive Officer. As an executive officer of the Company, Mr. Les no longer qualifies as an “independent director” within the meaning of the Nasdaq Rules and applicable SEC rules and regulations. Accordingly, upon his appointment as the Company’s Chief Executive Officer, Mr. Les resigned as a member of each of the Board’s three standing committees; however, he continues to serve as a non-independent director on the Board.

Director Background and Qualifications

Hubert Marleau has served as a director on the Company’s Board, including as a member of each of its three standing committees, which are its Audit Committee (the “Audit Committee”), its Compensation and Human Resources Committee (the “Compensation and Human Resources Committee”), and its Governance and Nominating Committees (the “Governance and Nominating Committee”), since November 2020. Mr. Marleau currently serves as the Board’s Lead Independent Director and as chair of the Governance and Nominating Committee. As the Board’s Lead Independent Director, Mr. Marleau chairs those Board meetings from which our Executive Chairman, Mr. Benjamin Yi, is required to abstain from the meeting under the Company’s bylaws, the applicable rules and regulations of the Nasdaq Rules, the rules and regulations of the SEC, or Nevada law, as applicable. The Board has affirmatively determined that Mr. Marleau meets the director independence standards of the Nasdaq Rules and the SEC, including the enhanced standards required for members of the Audit Committee and the Compensation and Human Resources Committee. Further, based on his experience and financial expertise described below, the Board has determined that Mr. Marleau qualifies as an “audit committee financial expert” (as that term is defined in Item 407(d) of Regulation S-K) and has designated him as one of two audit committee financial experts presently serving on the Audit Committee.

Mr. Marleau is a veteran capital markets professional, corporate director, and Chair of the Marleau Lecture Series on Economic and Monetary Policy at the University of Ottawa. Mr. Marleau’s broad areas of expertise include macroeconomic policy & analysis, corporate governance, financial analysis, and investment banking, having served on the board of directors for more than fifty U.S. and Canadian publicly traded companies throughout his career. Presently, Mr. Marleau serves as a member of the board of directors of Niocan, Inc. (TSX-V: NIO; OCTMKTS: NIOCF), a Montreal, Canada-based metals and minerals mining company, and of Premier Health of America Inc. (TSX-V: PHA), a Blainville, Québec-based specialized healthcare staffing and outsourcing services company, where he serves as president of its audit committee.

Mr. Marleau also has extensive capital markets experience, having raised funds privately and publicly for hundreds of emerging and mature companies, structured numerous mergers and acquisitions, and acted as the driving force behind numerous transactions throughout his career. Currently, he serves as Chief Economist at Palos Management, a Montreal, Canada-based boutique investment management firm he co-founded. In addition to a career in the capital markets that has spanned over five decades, Mr. Marleau has previously served as a Governor of the Toronto, Montreal and Vancouver stock exchanges, as a Director of the Listing Committee for the Toronto Stock Exchange, and as Director of the Investment Dealers Association of Canada (now known as IIROC). Mr. Marleau holds an Honours Bachelor of Social Sciences in Economics from the University of Ottawa.

We believe Mr. Marleau is qualified to serve as a director on Riot’s Board based on his extensive corporate governance and public company board experience, and because he brings over five decades of dedicated financial markets and economics experience to the Company. He brings his extensive experience and expertise to Board discussions and policymaking decisions, helping to assist the Board shape its strategic vision for the Company and as it seeks to continue to establish, oversee and improve Company policies designed to drive the growth of the Company and protect stockholder interests.

Hannah Cho has served as a director on the Company’s Board, including as a member of each of its three standing committees, since February 2021. Ms. Cho currently serves as chair of the Compensation and Human Resources Committee. The Board has affirmatively determined that Ms. Cho meets the director independence standards of the Nasdaq Rules and the SEC, including the enhanced standards required for members of the Audit Committee and the Compensation and Human Resources Committee.

Ms. Cho is a veteran marketing and communications professional with a career of over fifteen years in the enterprise technology industry. She brings significant executive leadership experience in the enterprise technology brand marketing, product and corporate communications fields, which she gained at leading technology companies including Anaplan, CA Technologies, Intel Corporation, and Cisco Systems. She has leveraged her experience to assist global, multinational organizations across all stages of the business life-cycle, from growth and expansion, to rebranding efforts, to M&A, IPO and divestiture.

Currently, Ms. Cho is Vice President, Marketing Communications at BMC Software, a portfolio company of KKR which offers software and services to support cloud computing, IT service management, automation, IT operations, and the mainframe for digital transformation. Prior to BMC Software, she was Senior Vice President, Technology Communications at Edelman, a Chicago-based global public relations and marketing consultancy firm. She holds a BA Honours in Criminology from Carleton University.

We believe Ms. Cho is qualified to serve as a director on Riot’s Board based on her extensive experience in the enterprise technology industry, and because she is able to bring her significant knowledge and expertise in the marketing and communications aspects of the enterprise technology space to bear to help the Board establish policies and strategies to assist the Company in navigating the public discourse regarding the Bitcoin mining industry. Ms. Cho leverages her executive leadership experience, as well as her marketing and communications expertise in the enterprise technology space during Board discussions and strategic policymaking decisions to assist the Board as it seeks to continue to establish, oversee and improve Company policies designed to drive the growth of the Company and protect stockholder interests.

Lance D’Ambrosio has served as a director on the Company’s Board, including as a member of each of its three standing committees, since May 2021. Mr. D’Ambrosio currently serves as the chair of the Audit Committee. The Board has affirmatively determined that Mr. D’Ambrosio meets the director independence standards of the Nasdaq Rules and the SEC, including the enhanced standards required for members of the Audit Committee and the Compensation and Human Resources Committee. Further, based on his experience and financial expertise described below, the Board has determined that Mr. D’Ambrosio qualifies as an “audit committee financial expert” (as that term is defined in Item 407(d) of Regulation S-K) and has designated him as one of two audit committee financial experts presently serving on the Audit Committee.

Mr. D’Ambrosio has over thirty years’ experience as a corporate officer and director, including in corporate governance, capital raising, financial analysis, mergers and acquisitions, and complex international structuring. Mr. D’Ambrosio currently serves as the Managing Partner of 4 D Investments, a company which focuses on technology and real estate investments. Prior to 4 D Investments, Mr. D’Ambrosio served as the chief executive officer and chairman of the board of directors of Crystal Peak Minerals, a Canadian public company focused on precious metals mining, from 2010 to 2018.

As a corporate executive, Mr. D’Ambrosio has founded and grown numerous companies spanning several industries including the telecommunications, materials, and automotive sectors. Over the course of his career, he has led capital raising efforts totaling hundreds of millions of dollars, executed on over thirty corporate acquisitions, successfully taken a number of companies public on both U.S. and international exchanges, and successfully sold several businesses to larger market participants, including Sprint Telecommunications and Comsat International, a subsidiary of Lockheed Martin.

He also has significant experience as an entrepreneur, having founded several companies spanning a broad spectrum of industries, including the telecommunications, materials, and automotive sectors. Mr. D’Ambrosio has been recognized as a recipient of the Ernst & Young and Merrill Lynch Entrepreneur of the Year Award in the category of e-Software & Services, and holds Bachelor of Science in Marketing and Bachelor of Science in Management degrees from the University of Utah, where he graduated in 1979 as a member of the Dean’s Honor List.

We believe Mr. D’Ambrosio is qualified to serve as a director on Riot’s Board based on his extensive experience as a corporate executive, entrepreneur, and board member. He is able to leverage his substantial corporate governance and finance experience during Board discussions and strategic policymaking decisions to help the Board establish, oversee and improve Company policies designed to drive growth of the Company and protect stockholder interests.

Benjamin Yi has served as a director on the Company’s Board since 2018 and as its Chair since November 2020. Effective May 24, 2021, Mr. Yi was appointed Executive Chairman of the Board, a role in which he serves as both Board chair and as an executive officer of the Company. The Board determined to appoint Mr. Yi as Executive Chairman to better allow the Company to leverage his considerable knowledge of the Company, leadership abilities, and corporate governance, executive and capital markets experience to help it carry out the strategic initiatives set by the Board.

Mr. Yi has previously served as a member of each of the Board’s three standing committees, however, as of May 24, 2021, upon his appointment as the Company’s Executive Chairman, Mr. Yi resigned from his positions on the Audit Committee (including from his position as its chair), the Compensation and Human Resources Committee, and the Governance and Nominating Committee. As Executive Chairman, Mr. Yi continues to be a director on the Board, where he plays an integral role in establishing the Board’s strategic vision for the Company and, except when the Company’s bylaws, the Nasdaq Rules, the rules and regulations of the SEC, or Nevada law require him to abstain from the meeting, serve as Board chair.

In addition to his significant experience as a member of our Board and as one of our executive officers, Mr. Yi brings significant corporate governance experience to Riot’s Board, having served as an independent director and committee chair of several private and public companies. Prior to joining Riot’s Board in 2018, Mr. Yi served as an Independent Director and Chair of the Corporate Governance and Remuneration Committee of PetroMaroc Corporation, plc (formerly TSX-V: PMA), a Toronto-based energy company, from December 2013 to December 2016; as a member of the Board of Managers and Audit Committee of Android Industries, LLC, a privately held Michigan-based assembler of complex modules for the automotive industry, from January 2014 to September 2016; and as an Independent Director, member, and occasional Chair of the Audit Committee of Woulfe Mining Corp. (formerly CSE: WUF), a Vancouver-based mining company, from October 2013 to its acquisition in September 2015.

Mr. Yi also brings over fifteen years of unique capital markets experience to the Company, and a particular expertise in fintech, specialty finance, and investing throughout a company’s capital structure. Prior to his appointment as our Executive Chairman, Mr. Yi headed the capital markets and corporate development efforts at IOU Financial Inc. (TSX-V: IOU; OCTMKTS: IOUFF), a Montreal-based fintech-enabled lender to small businesses across North America. Previously, Mr. Yi worked directly under Ned Goodman, a renowned Canadian financier, investor, and founder of Dundee Corporation (TSE: DC.A; OCTMKTS: DDEJF), a Toronto-based conglomerated investment and corporate development company focused on the mining sector. At Dundee Corporation, he worked in a corporate development and investment capacity, investing throughout the capital structure of companies involved in the natural resource extraction, energy technology, real estate, and automotive sectors. Prior to Dundee Corporation, Mr. Yi was a securities analyst at the predecessor to 1832 Asset Management L.P., where he covered energy and special situations investments as part of a team managing one of North America’s largest natural resources-focused investment funds.

Mr. Yi is a CFA charter holder, and he holds a Master of Finance degree from the University of Toronto Rotman School of Management and a Bachelor of Commerce degree from Trinity College in University of Toronto.

We believe Mr. Yi is qualified to serve as a director on Riot’s Board based on his knowledge of the Company, his service as a member of its Board of Directors since 2018, his past service as chair of the Audit Committee and the Compensation and Human Resources Committee, and because he brings over fifteen years of dedicated financial markets experience to the Company. Mr. Yi leverages his expertise in capital markets and corporate development as a Board member to help shape Board discussions and strategic policymaking decisions as it seeks to continue to establish, oversee and improve Company policies designed to drive the growth of the Company and protect stockholder interests. Further, as a member of the Company’s executive team, Mr. Yi applies his expertise to assist the Company in carrying out the Board’s strategic vision.

Jason Les has served as a director on the Company’s Board since November 2017 and, effective February 8, 2021, was appointed to serve as the Company’s Chief Executive Officer. Prior to his appointment as Chief Executive Officer, Mr. Les had served as a member of each of the Board’s three standing committees, including as chair of the Compensation and Human Resources Committee.

Mr. Les is the driving force behind the Company’s mission to become one of the most relevant and significant companies supporting the Bitcoin network. He has been deeply involved with Bitcoin since 2013, with significant experience in cryptocurrency mining, as an engineer studying protocol development, and contributing to open-source projects. He was also a founding partner of Binary Digital, a software-development company where he led the engineering team and coordinated project development for artificial intelligence, reverse engineering, and inter-software compatibility projects. Additionally, his background includes over a decade of unique experience as a former professional heads-up poker player, during which he has successfully competed in high-stakes games online, in addition to the most prestigious, high-stakes tournaments in the world. In 2015 and 2017, he was selected as a human benchmark for testing the world’s best poker artificial intelligence in what was dubbed “Man vs Machine” at Carnegie Mellon University. Mr. Les holds a Bachelor of Science in Information & Computer Science from U.C. Irvine.

We believe Mr. Les is qualified to serve as a director on Riot’s Board based on his knowledge of the Company, his service as its Chief Executive Officer and, before that, as a director on the Board, and because he has been an active participant in the cryptocurrency industry since 2013. Mr. Les brings technical expertise regarding Bitcoin mining and protocol development, as well as his astute understanding of the overall Bitcoin industry and his commitment to educating the public about Bitcoin and Bitcoin mining, to Board discussions and strategic policymaking decisions that help the Board establish, oversee and improve Company policies designed to drive growth of the Company and protect stockholder interests.

Board Composition

The Company’s business affairs are managed under the direction of our Board. The Board consists of five members, including three independent directors, Hannah Cho, Hubert Marleau, and Lance D’Ambrosio, whom the Audit Committee has determined are “independent directors” within the meaning of the Nasdaq Rules and applicable SEC rules and regulations, and two non-independent, executive directors, Benjamin Yi and Jason Les.

Under our Bylaws, the Board is divided into three classes (Class I, Class II and Class III) serving successive three-year terms, with only one class of directors being elected in each year However, because the classified board structure provided under our Bylaws was not previously in effect when it was enacted at the annual meeting of stockholders held in fiscal year 2021, these successive three-year director terms will be enacted on a rolling basis at the annual meeting of stockholders to be held in fiscal year 2022 and the annual meeting of stockholders to be held in fiscal year 2023. Accordingly, the Board is divided into the following three classes:

•	Class I Directors, which presently consists solely of Mr. Hubert Marleau, whose current term as a director is set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2022. At the 2022 annual meeting of stockholders, stockholders will be asked to elect each individual nominated to stand for election as a Class I director for a term that would be set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2025;

•	Class II Directors, which presently consists of Ms. Hannah Cho and Mr. Lance D’Ambrosio, whose current terms as directors are set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2023, when stockholders will be asked to elect each individual nominated to stand for election as a Class II director for a term that would be set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2026; and

•	Class III Directors, which consists of Messrs. Benjamin Yi and Jason Les, whose current terms as directors are set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2024, when stockholders will be asked to elect each individual nominated to stand for election as a Class III director for a term that would be set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2027;

At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of their election and qualification until the third annual meeting of the Company’s stockholders following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in the Company’s control or management for the purpose of continuing the long-term strategic plans of the Company.

Committees of the Board of Directors

Our Board has three standing committees: (1) the Audit Committee; (2) the Compensation and Human Resources Committee; and (3) the Governance and Nominating Committee. Each of these standing committees is solely comprised of and chaired by three independent directors, each of whom the Board has affirmatively determined is “independent” within the meaning of the Nasdaq Rules and applicable SEC rules and regulations. Each of the committees operates pursuant to its charter, copies of which are available on the Investors page of our corporate website, www.riotblockchain.com. The committee charters are reviewed annually by the Governance and Nominating Committee. If appropriate, and in consultation with the chairs of the other committees, the Governance and Nominating Committee proposes revisions to the charters. The responsibilities of each of the standing committees of the Board are described in more detail below.

Audit Committee

The Board maintains a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Pursuant to its charter (a copy of which is available on the Investors page of our corporate website, www.riotblockchain.com/investors/corporate-governance, under the “Governance” tab), the Audit Committee is responsible for, among other things, periodically reviewing overall enterprise risk management, in addition to maintaining responsibility for oversight of financial reporting-related risks, including those related to the Company’s accounting, auditing and financial reporting practices. The Audit Committee also reviews reports and considers any material allegations regarding potential violations of the Company’s Code of Ethics.

The current members of the Audit Committee are: (i) Mr. Lance D’Ambrosio (chair); (ii) Mr. Hubert Marleau; and (iii) Ms. Hannah Cho. Our Board of Directors has determined that each member of the Audit Committee meets the additional independence criteria for members of an Audit Committee under the Nasdaq Rules and applicable SEC rules, including the requirements under Rule 10A-3(b)(1) of the Exchange Act. In addition, our Board of Directors has determined that each member of the Audit Committee is financially literate, and that Messrs. D’Ambrosio and Marleau each meets the qualifications of an “audit committee financial expert” within the meaning of Rule 407(d)(5) of Regulation S-K based on the experience and qualifications described in this Item 10 under the heading “Director Background and Qualifications” above.

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

The current members of the Compensation and Human Resources Committee are: (i) Ms. Hannah Cho (chair); (ii) Mr. Hubert Marleau; and (iii) Mr. Lance D’Ambrosio. The Board has affirmatively determined that each member of the Compensation and Human Resources Committee is “independent” within the meaning of applicable SEC rules and regulations and meets the additional independence criteria applicable to Compensation and Human Resources Committee members under the Nasdaq Rules.

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

The current members of the Compensation and Human Resources Committee are: (i) Mr. Hubert Marleau (chair); (ii) Mr. Lance D’Ambrosio; and (iii) Ms. Hannah Cho. The Board has affirmatively determined that each member of the Governance and Nominating Committee is “independent” within the meaning of the Nasdaq Rules and applicable SEC rules, and that each member meets the additional requirements of the Nasdaq Rules for members of the Compensation and Human Resources Committee.

Risk Oversight

Our Board is responsible for overseeing our risk management process. Our Board focuses on our general risk management strategy, the most significant risks facing us, and will oversee the implementation of risk mitigation strategies by management. Our Board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Family Relationships

There are no family relationships among any of the directors and executive officers of the Company, and there are no understandings or arrangements between the directors and any other person(s) pursuant to which the directors were or are to be selected or nominated as a director.

Director Independence

Each director holds his or her office until a successor is duly elected and qualified at an annual stockholder meeting, or until his or her earlier death, resignation, or removal. Except for our executive directors, Messrs. Benjamin Yi and Jason Les, who serve as our Executive Chairman and our Chief Executive Officer, respectively, the Board has determined that each member of the Board of Directors is “independent” within the meaning of the Nasdaq Rules and applicable SEC rules and regulations.

Code of Ethics and Corporate Governance Policies

We have adopted a Code of Ethics and Business Conduct, Corporate Governance Guidelines, and other governance policies (collectively, our “Governance Policies”) to which all of our employees, executive officers, and directors (referred to as “Covered Persons” in our Governance Policies) are required to adhere in addressing the legal and ethical issues encountered in conducting their work. Our Governance Policies require that all Covered Persons avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity. Our Governance Policies require all Covered Persons to report any conduct that they believe is an actual or apparent violation of our Corporate Guidelines and may do so anonymously by contacting the Compliance Officer designated by the Board. To date, there have been no waivers under our Governance Policies. We disclose on our website any amendment to, or waiver of, any provision of our Governance Policies that is required to be disclosed pursuant to applicable securities laws. Copies of our Governance Policies are available to stockholders free of charge upon request or may be viewed or downloaded from the Investor page of our website, www.riotblockchain.com. Requests for print copies of our Governance Policies should be addressed to our corporate secretary as follows: Riot Blockchain, Inc., 3855 Ambrosia Street, Suite 301, Castle Rock, Colorado 80109, Attention: Corporate Secretary.

Executive Officers

Our executive officers as of April 29, 2022 are set forth in the table below:

Name	Age	Position
Jason Les	36	Chief Executive Officer (principal executive officer) and Executive Director
Benjamin Yi	40	Executive Chairman
Jeffrey McGonegal	71	Chief Financial Officer (principal financial officer)
William R. Jackman	38	General Counsel

Jason Les. For a brief biography of Riot’s Chief Executive Officer (principal executive officer), Mr. Jason Les, see the disclosure under the heading “Director Biographical Information and Qualifications” under the “Board of Directors” section of this Item 10 above.

Benjamin Yi. For a brief biography of Riot’s Executive Chairman, Mr. Benjamin Yi, see the disclosure under the heading “Director Biographical Information and Qualifications” under the “Board of Directors” section of this Item 10 above

Jeffrey G. McGonegal is Riot’s longtime Chief Financial Officer (principal financial officer) and has been an executive officer of the Company since 2003, but for a brief period between April 2018 and February 2019 during which he served as a consultant to the Company advising on financial accounting and disclosure matters. On February 5, 2019, he was appointed to serve as Riot’s Chief Executive Officer, and on August 15, 2019, he was re-appointed to his longtime position as the Company’s Chief Financial Officer. On February 8, 2021, following the appointment of Mr. Les as Chief Executive Officer, Mr. McGonegal agreed to remain in his longtime role as Riot’s Chief Financial Officer.

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

William R. Jackman, Esq., is the General Counsel of Riot and manages the Company’s legal affairs. As General Counsel, Mr. Jackman draws upon his unique business and legal acumen to support the Riot leadership team navigate strategic decisions by developing innovative solutions.

Mr. Jackman has represented Riot since September 2018 as external counsel, prior to joining the management team in July 2021. Previously, Mr. Jackman represented S&P 500 companies as well as other public companies in the areas of securities laws, mergers and acquisitions, and power generation. Additionally, he is a former member of several distinguished law firms including, a global AM100 law firm, and one the largest global law firms in Canada. In 2014, he served a secondment at the Ontario Securities Commission (OSC) in the Corporate Finance division.

Mr. Jackman holds dual juris doctorate law degrees from the Universities of Windsor and Detroit, as well as an MBA from Nova Southeastern, specializing in corporate finance, where he graduated among the top of his classes in each degree. Mr. Jackman is a member of the New York, Florida and Ontario Bar Associations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for the year ended December 31, 2021 should be read together with the compensation tables and related disclosures set forth below. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our current assumptions, expectations and beliefs regarding future events affecting our compensation programs. Actual events may differ materially from our current assumptions, expectations and beliefs, and thus, the forward-looking statements contained in the following discussion may prove inaccurate. For more information regarding the forward-looking statements used in this section and elsewhere in this Amendment No. 1, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of the Original Form 10-K.

The following discussion and analysis relates to the compensation of our named executive officers (within the meaning of Item 402(a)(3) of Regulation S-K) for the year ended December 31, 2021. The 2021 compensation provided to our named executive officers is detailed in the Summary Compensation Table and the subsequent tables, as well as the accompanying footnotes and the narrative disclosures following the tables. While the following discussion and analysis is focused on our named executive officers for 2021, much of the discussion and analysis applies broadly across our executive ranks. Our named executive officers for 2021 were:

Name	Position
Jason Les	Chief Executive Officer (principal executive officer)
Jeffrey G. McGonegal	Chief Financial Officer (principal financial officer)
Benjamin Yi	Executive Chairman
Megan M. Brooks	Chief Operating Officer (former) (1)
William R. Jackman	General Counsel and Corporate Secretary

(1)	Effective April 7, 2022, Ms. Brooks resigned from her position as Riot’s Chief Operating Officer and from all other positions she held with the Company.

Compensation Philosophy and Objectives

Compensation Philosophy

We believe our people are the core driving force behind our long-term success. Our compensation philosophy is designed to align compensation with the Company’s business objectives and the creation of stockholder value.. Accordingly, we compensate our executive officers with a mix of cash salaries, annual performance-based cash bonuses based on the executive officer’s individual performance, and time-based equity and performance-based equity awards granted under the Company’s 2019 Equity Plan. These equity awards are generally awarded as grants of restricted stock units (“RSUs”) that vest, in the case of RSUs subject to a service requirement, in connection with the recipient’s continuing service with the Company though the designated vesting date for the applicable award or portion of the award, and in the case of performance-based awards, upon the Company’s achievement of certain performance metrics, as determined by the Compensation and Human Resources Committee as the administrator of the Company’s 2019 Equity Plan. We believe granting our executives (and our employees more generally) equity compensation encourages them to operate like owners, linking their financial interests with the interests of our stockholders. As the Company grows, we will continue to evaluate our compensation philosophy and programs to ensure they continue to meet our objectives.

Compensation Objectives

We designed our compensation program for all employees, including our named executive officers, to support our four main compensation objectives:

•	Market Competitiveness: Ensure our ability to recruit and retain the most talented people in a competitive market;

•	Performance Focused: Motivate our employees to deliver the highest level of performance over the short-, medium-, and long-term by making a substantial percentage of total executive compensation variable, or “at risk”, based on individual or Company performance;

•	Balanced: Pay for performance metrics designed to ensure our mix of fixed and variable, “at risk” compensation fairly balances with our goals of attracting and retaining top talent, while motivating employees to be high-performing through an appropriate balance of short-, medium-, and long-term incentive awards; and

•	Alignment with Stockholders: Align employee and stockholder interests by collectively sharing in long-term success by granting employees time-based and performance-based equity awards to motivate them to continually deliver the highest level of performance to drive the Company’s strategic objectives forward.

Compensation-Setting Process

Compensation and Human Resources Committee’s Oversight of Executive Compensation

The Board has delegated to its Compensation and Human Resources Committee the authority and responsibility for evaluating, overseeing, and approving the Company’s executive compensation, and for overseeing and administering the Company’s compensation policies and programs, including administering the Company’s 2019 Equity Plan and its other employee benefit plans and programs. When evaluating the compensation of our executive officers, the Compensation and Human Resources Committee evaluates factors including the executive’s responsibilities, experience and the competitive marketplace. The Compensation and Human Resources Committee may also invite the Company’s senior executives and other members of management to participate in its deliberations, or to provide information to the Compensation and Human Resources Committee for its consideration with respect to such deliberations, except that no named executive officer may not be present for the Compensation and Human Resources Committee’s deliberations of, or voting to approve, his or her compensation.  Named executive officers may, however, be present for the deliberation of, or the voting to approve, the compensation for any other officer. The Compensation and Human Resources Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Compensation and Human Resources Committee in its sole discretion deems appropriate.

Use of Compensation Consultants

On an annual basis, the Compensation and Human Resources Committee directs its compensation consultant, Meridian Compensation Partners (“Meridian”), to review the Company’s compensation practices. Based on Meridian’s assessment, the Compensation and Human Resources Committee determines whether the overall executive compensation program is consistent with our business strategy and objectives and promotes our compensation philosophy. The Compensation and Human Resources Committee also takes into account the performance, experience, skills, level of responsibility and future potential of each named executive officer rather than adhering to a specific benchmarked percentage for any of our named executive officers.

Role of Stockholder “Say-on-Pay” Advisory Votes

We hold a stockholder advisory “say-on-pay” vote regarding the compensation of our named executive officers for the immediately preceding fiscal year, giving our stockholders the opportunity to weigh in on our named executive officers’ compensation as a whole. While these “say-on-pay” votes are advisory in nature, the Compensation and Human Resources Committee values the input of our stockholders and takes the results of these annual votes under strong consideration when evaluating the effectiveness of the Company’s executive compensation practices.

Key Elements of Executive Compensation

The Company operates in a highly competitive and rapidly evolving industry. Our goal is to align our executive compensation program with creating long-term value for our stockholders. The key elements of our executive compensation include:

•	Base Salary: We pay a base salary that retains our executive management team in this competitive landscape. Each of Benjamin Yi and Jason Les also receive a fixed number of Bitcoin as part of their base salary, which we believe further aligns the interests of our leadership with the long-term objectives of the Company and those of our stockholders.

•	Annual Cash Bonus Incentive Plan. The Compensation and Human Resources Committee and the Board has adopted an annual cash bonus incentive plan (the “AIP”), pursuant to which eligible employees are awarded annual cash bonuses generally tied to their annual base salary for the year. We use annual cash incentive bonuses for our named executive officers and other applicable employees to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. Additional details regarding the AIP are provided under the heading “Annual Incentive Plan (AIP)” in this Item 11 below.
•	Equity Compensation: We use awards of equity compensation to reward long-term performance and incentivize future performance of our executive officers and other employees and service providers. We believe that providing a meaningful portion of the total compensation package in the form of equity awards aligns the incentives of our executive officers, employees and other service providers with the interests of our stockholders and motivates and helps retain our executive officers and other personnel. Equity awards are granted under the 2019 Equity Plan. We typically grant awards of equity compensation under the 2019 Equity Plan in two forms:

o	Time-Based Restricted Stock Units. Under the 2019 Equity Plan, the Compensation and Human Resources Committee authorizes and administers grants of time-based restricted stock units (“RSUs”). RSUs represent the right to receive one share of Riot’s Common Stock for each vested RSU, subject to a continued service requirement. RSUs typically vest in equal quarterly tranches following the grant date, subject to continued service through each vesting date. Because RSUs vest depending on the award recipient’s continuous service with the Company through the vesting date, we believe RSUs provide a strong incentive to award recipients to remain with the Company for the long term, helping the Company retain the top talent needed to continue advancing on the Company’s strategic objectives. Further, because the value of RSUs depends on the market price of the Company’s Common Stock at the time vested RSUs are settled in shares of Common Stock, we believe RSUs help to better align the interests of our employees, named executive officers, directors, and service providers with those of our stockholders.

and

o	Performance-Based Restricted Stock Units. In August 2021, the Compensation and Human Resources Committee and the Board adopted a performance-based restricted stock unit plan (the “Performance Plan”) under the 2019 Equity Plan, pursuant to which performance-based restricted stock units (“PSUs”) are granted to eligible employees. PSUs represent the right to receive one share of the Company’s Common Stock for each vested PSU. Each eligible employee is granted a “Target Award” of unvested PSUs when she or he is added to the Performance Plan, which are eligible to vest upon the Company’s achievement of Performance Objectives throughout the Performance Period, subject to the recipient’s continued service with the Company through each vesting date. In 2021, all of our named executive officers received a grant of PSUs under the Performance Plan.

Annual Incentive Plan (AIP)

Each year, the Compensation and Human Resources Committee establishes performance targets, target bonus amounts (generally as a percentage of the applicable employee’s base salary for the year), target award opportunities and other terms and conditions of annual cash bonuses for each of our named executive officers and employees eligible to participate in the AIP. Generally, employees become eligible to participate in the AIP after completing 90 days of continuous employment with the Company, and eligible employees must remain employed through the date the AIP bonus is paid to receive the cash incentive bonus for that year, subject to the terms of individual employment agreements and the Company’s Change In Control Policy. See “Change In Control Policy” under this Item 11 below.

The target amounts set by the Compensation and Human Resources Committee relate to quantitative performance measures, such as the number of Bitcoin the Company mines during the applicable year, and qualitative performance measures, such as the achievements of a manager’s team during the applicable year. The Compensation and Human Resources Committee has substantial flexibility in establishing performance objectives, thresholds, targets, and maximums each year. Following the end of each year, the Compensation and Human Resources Committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to the executive officers.

For fiscal year 2021, the Compensation and Human Resources Committee set the target amount at 100% of base salary, without any minimum bonus payment amount, minimum performance target achievement threshold required to be met before an AIP bonus is earned, or a maximum bonus payment amount.

Performance-Based Restricted Stock Unit Plan

Performance Plan Overview

To align the interests of our employees, including our named executive officers, with the long-term operational objectives of the Company the Compensation and Human Resources Committee approved and adopted a new performance-based restricted stock unit performance plan under the 2019 Equity Plan (the “Performance Plan”), relating to the Company’s successful achievement of certain operational and financial goals established by the Board (the “Performance Objectives”) during the Performance Plan’s three-year term, ending December 31, 2023 (the “Performance Period”). Each eligible employee is granted a target award of unvested PSUs based on the total Performance Objectives as of the start of the Performance period (each, a “Target Award”).

Performance Plan Eligibility

Under the Performance Plan, a named executive officer (and any other Company employee participating in the Performance Plan) is granted a Target Award of unvested PSUs after she or he becomes eligible and is added to the Performance Plan. Individuals become eligible to participate in the Performance Plan after completing 90 days of continuous employment with the Company. Eligible employees (including named executive officers) are added to the Performance Plan and granted a Target Award of unvested PSUs as of the first trading day of the first fiscal quarter following the date they become eligible to participate in the Performance Plan. Each eligible employee’s Target Award is eligible to vest during the Performance Period upon the Company’s achievement of Performance Objectives, as explained below.

Vesting of Target Awards

Each Target Award is eligible to vest during the Performance Period based on the Company’s achievement of the Performance Objectives, subject to the award recipient’s continued service with the Company though the date the Compensation and Human Resources Committee certifies the relevant Performance Objective has been achieved. The exact number of shares issuable pursuant to the Performance Plan depends on the level of the Company’s performance against the Performance Objectives, and in general can range from 0% to 100% of the total Target Award. Unvested PSUs corresponding to Performance Objectives that have not been achieved as of the end of the Performance Period of the end of the employee’s service with the Company will be forfeited.

Under the Performance Plan, each Target Award is divided into two Performance Objectives: (i) the Infrastructure Development Target; and (ii) the Adjusted EBITDA Target.

Infrastructure Development Target

The “Infrastructure Development Target” relates to the Company’s successful development and monetization of up to 1,500 megawatts (“MW”) of Bitcoin mining and hosting infrastructure. The Infrastructure Development Target is further divided into fifteen 100 MW project units generally corresponding to one 100 MW Bitcoin mining structure owned and operated by the Company (each, a “Project Unit”). A Project Unit may only be achieved once, and only those Project Units which have not been achieved as of the date the employee is added to the Performance Plan. Each Project Unit consists of the following three milestone goals:

1.       Installation of High-Voltage Energy Infrastructure. One-third of the Project Unit will vest upon the successful installation of the electricity transmission infrastructure interconnected to grid and capable of delivering usable power to the Bitcoin mining structure.

2.       Development of Miner-Ready Infrastructure. One-third of the Project Unit will vest upon the successful development of a miner-ready building, which is deemed to occur when a Bitcoin mining structure has: (i) sufficient racking installed to house miners capable of utilizing the full usable electrical capacity of the building; (ii) highspeed internet and electrical power (including all of the medium and low voltage equipment necessary to deliver power to operating miners) connected to the racks; and (iii) the cooling system (air or immersion) installed and ready for operation.

and

3.       Monetization of Capacity. One-third of the Project Unit will vest upon the installation and operation of miners (whether the Company’s miners deployed in a self-mining capacity, or third-party miners installed in a hosted capacity) utilizing the full usable power capacity of the Miner-Ready Infrastructure installed at the Bitcoin mining structure.

The Compensation and Human Resources Committee assesses the Company’s achievement of the Infrastructure Development Target (and thus, the vesting of PSUs allocated to the Project Units under the Infrastructure Development Target) on a quarterly basis, once results for the preceding fiscal quarter are available for the Compensation and Human Resources Committee’s review. Accordingly, the PSUs allocated to the portions of the Project Unit(s) achieved during the preceding fiscal quarter will vest upon on the Compensation and Human Resources Committee’s certification that such portions of the Project Unit(s) have been achieved, provided the award recipient remains employed by the Company through the date the Compensation and Human Resources Committee certifies such achievement.

Adjusted EBITDA Target

The “Adjusted EBITDA Target” relates to the Company’s achievement of financial performance objectives established by the Board based on increases in the Company’s annual Adjusted EBITDA (a non-GAAP financial measure used by the Board to assess performance). The Adjusted EBITDA Target is divided into ten $50 million Adjusted EBITDA milestones (i.e., up to $500 million in total added Adjusted EBITDA), each of which can only be achieved once during the Performance Period. The Compensation and Human Resources Committee assesses the Company’s achievement of Adjusted EBITDA milestones annually, and PSUs relating to the Adjusted EBITDA Target vest upon the Compensation and Human Resources Committee’s certification that an Adjusted EBITDA milestone has been achieved. Any unvested PSUs allocated to the Adjusted EBIDTA Target that are unvested as of the end of the Performance Period or the earlier end of the employee’s service with the Company will be forfeited. For more explanation of the Company’s use of Adjusted EBITDA, see the discussion of under the heading “Non-GAAP Measures” in the MD&A under Part II, Item 7 of this Annual Report.

Change In Control Policy

We believe that to properly motivate and incentivize our executive team in the event of a change in control and to the possibility of a termination without “cause” or a termination with “good reason,” a standardized “double trigger” change in control and severance policy is critical. We have agreed to provide payments and benefits to our named executive officers and certain other executive officers in the event of a termination without “cause” or by the officer for “good reason” following a a change in control transaction. Our Compensation and Human Resources Committee approves all change in control compensation and periodically evaluates the appropriateness of such compensation in light of advice from the Board’s compensation advisers, Meridian, as well as the directors’ evaluation of the Company, its competitors, and the Bitcoin mining industry generally. We believe that these change in control benefits assist to maximize stockholder value and maintain our named executive officers’ focus in the period prior to, during and after the change in control event.

Clawback Policy

We believe that it is important to foster and maintain a culture that emphasizes integrity and accountability. For this reason, we enter into executive employment agreements with our named executive officers that provide the Company with the ability to recover certain incentive compensation paid or payable to named executive officer under certain circumstances, such as a material restatement of all or a portion of our financial statements caused by or partially caused by the named executive officer’s misconduct (the “Clawback Policy”). The Clawback Policy generally permits us to require that any current or former named executive officer who is (or was) subject to Section 16 of the Exchange Act, repay certain cash-based incentive compensation or performance-based equity compensation to the Company if the Compensation and Human Resources Committee determines that such named executive officer’s misconduct actions caused or partially caused the Company to restate all or a portion of its financial statements within the applicable period from the original filing date of the restated financial statements. If the Compensation and Human Resources Committee determines that any such cash-based incentive compensation or performance-based equity compensation would have been less had they been calculated based on the restated results, and further determines that fraud, gross negligence, or intentional misconduct by any such named executive officer caused or partially caused such restatement, and that it is in our best interests to recover all or a portion of the excess amount of cash-based incentive compensation or performance-based equity compensation received (or to be received) by such named executive officer, the Compensation and Human Resources Committee may seek to recover the difference between the amounts awarded or paid (or to be awarded or paid) and the amounts that would have been awarded or paid based on the restated results.

When the SEC adopts final clawback policy rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we will review and may revise our Clawback Policy to the extent required to comply with such rules.

Hedging and Pledging Policies

We have established an Insider Trading Policy, which applies to all of our employees and directors, and, among other things, prohibits short sales, engaging in transactions in publicly-traded options (such as puts and calls) and other derivative securities relating to our common stock. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities. In addition, our named executive officers are prohibited from pledging any of our securities as collateral for a loan and from holding any of our securities in a margin account.

Tax and Accounting Considerations

Accounting Treatment

We recognize a non-cash charge to earnings for accounting purposes for equity awards. We expect that our Compensation and Human Resources Committee will continue to review and consider the accounting impact of equity awards in addition to considering the impact for dilution and overhang when deciding the amounts and terms of equity grants.

Deductibility of Executive Compensation

Code Section 162(m) may limit the amount that we may deduct from our federal income taxes for compensation paid to certain of our current or former executive officers who qualify as “covered employees” within the meaning of Code Section 162(m) to one million dollars per executive officer per year. While we are mindful of the benefit of the full deductibility of compensation, we believe that we should not be constrained by the requirements of Code Section 162(m) where those requirements would impair our flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, we have not adopted a policy that would require that all compensation be deductible, though we do consider the deductibility of compensation when making compensation decisions. We may authorize compensation payments that are not fully tax deductible if we believe that such payments are appropriate to attract and retain executive talent or meet other business objectives.

Taxation of Parachute Payments and Deferred Compensation

We have no obligation to provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that they might owe as a result of the application of Section 280G, 4999, or 409A of the Code, however, we may provide additional payments to cover taxes due in connection with the vesting and settlement of RSU and PSU awards, or otherwise provide for net settlement of vested RSUs and PSUs to cover the state and federal taxes due thereon, as permitted under the 2019 Equity Plan and approved by the Compensation and Human Resources Committee. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceed certain limits prescribed by the Code, and that the employer may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code also may impose significant taxes on a service provider in the event that they receive deferred compensation that does not comply with the requirements of Section 409A of the Code. We have structured our compensation arrangements with the intention of complying with or otherwise being exempt from the requirements of Section 409A of the Code.

Risk and Analysis of Compensation Plans

The Compensation and Human Resources Committee engaged with Meridian to assess and determine whether the design and operation of our compensation policies and practices could encourage executives or employees to take excessive or inappropriate risks that would be reasonably likely to have a material adverse effect on our Company. In assessing our policies and practices, the following factors among others were analyzed: the design; size and scope of our cash and equity incentive programs and program features that mitigate against potential risks, such as payout caps, equity award clawbacks, the quality and mix of performance-based and “at risk” compensation; various policies such as trading, severance, and benefits, and governance. After reviewing the analysis performed by Meridian, we concluded that any potential risks arising from our employee compensation policies and practices, including our executive compensation programs, are not reasonably likely to have a material adverse effect on our company.

Compensation and Human Resources Committee Report

This report of the Compensation and Human Resources Committee is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

The Compensation and Human Resources Committee oversees the Company’s compensation programs, policies and practices. The Compensation and Human Resources Committee has reviewed and discussed with management the foregoing “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation and Human Resources Committee has recommended to the Board that the foregoing “Compensation Discussion and Analysis” be included in this Amendment No. 1 under Part III, Item 11 of the Company’s Annual Report for the year ended December 31, 2021.

Respectfully submitted, Compensation and Human Resources Committee of the Board of Directors of Riot Blockchain, Inc.

Hannah Cho (committee chair)

Hubert Marleau

Lance D’Ambrosio

Summary Compensation Table

This table provides summary disclosure of the compensation paid or accrued (in U.S. Dollars) to our named executive officers as of December 31, 2021 for fiscal years 2021, 2020 and 2019. The information reflected in this table and in the accompanying footnotes provides a summary, only, and should be read in conjunction with the subsequent tables and their accompanying footnotes, as well as the description of the employment agreements and related equity agreements between the Company and its named executive officers as of December 31, 2021 contained in this Item 11 below.

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)		Non-Equity Incentive Plan Compensation (2)		All Other Compensation		Total
		($)		($)	($)		($)		($)		($)
Jason M. Les (3)	2021	631,887	(4)	—	20,155,500		1,085,963	(5)	3,518	(6)	21,876,868
Chief Executive Officer	2020	—		—	—		—		—		—
(principal executive officer)	2019	—		—	—		—		—		—
Jeffrey G. McGonegal (7), (8)	2021	354,077		—	17,229,300		601,931		11,162		18,196,470
Chief Financial Officer	2020	294,103		90,000	300,000		—		14,478		698,581
(principal financial officer)	2019	252,248		—	175,000		—		89,191		516,439
Megan M. Brooks (9), (10)	2021	261,410		—	15,245,540		444,397		95,355		16,046,702
Chief Operating Officer	2020	175,000		78,000	144,000		—		4,970		401,970
(former)	2019	136,250		—	15,000		—		4,232		155,482
Benjamin Yi (11)	2021	484,857	(12)	—	20,123,600	(13)	732,153	(14)	5,331	(15)	21,345,941
Executive Chairman	2020	—		—	—		—		—		—
	2019	—		—	—		—		—		—
William Jackman	2021	147,885		—	12,822,179		230,155		—		13,200,218
General Counsel	2020	—		—	—		—		—		—
	2019	—		—	—		—		—		—
(1)	Amounts reported in this column reflect the grant date fair value, computed in accordance with FASB ASC Topic 718, of the time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) awards granted to the named executive officer, based on the closing price per share of our Common Stock as of the grant date, as reported on the Nasdaq Capital Market. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officer, which depends, among other things, on the vesting of the applicable RSUs or PSUs, and the closing price per share of our Common Stock as of settlement of the vested award. Vested RSUs and PSUs are convertible into shares of the Company’s common stock on a one-for-one basis, subject to any net settlement for taxes permitted under the 2019 Equity Plan and as approved by the Compensation and Human Resources Committee.
(2)	During 2021, the Compensation and Human Resources Committee adopted the Annual Incentive Plan (AIP), as discussed under the heading “Key Elements of Executive Compensation” under this Item 11 above, which awards non-equity incentive compensation to executive officers and eligible employees based on achievement of designated performance targets during the applicable year. AIP performance targets are established annually as a percentage of the named executive officer’s base salary and are awarded based on the named executive officer’s achievement of the performance targets established during the indicated year.
(3)	On February 8, 2021, Mr. Les was appointed as Riot’s Chief Executive Officer, and, though he resigned, effective as of February 8, 2021, from all of his positions on each of the Board’s three standing committees, he continues to serve as an executive director on the Board for no additional compensation.
(4)	Reflects the following amounts paid to Mr. Les as compensation for services in 2021: (a) $215,538 in cash and 8.958 Bitcoin, with an aggregate fair value of $403,492 (measured as of the quarterly Bitcoin payment date), representing his 2021 base salary as Riot’s Chief Executive Officer of $240,000 cash, plus 10 Bitcoin, prorated based on his February 8, 2021 employment start date; and (b) $12,857 in cash fees paid to him as compensation for his service as an independent director on the Board for the period prior to February 8, 2021.

(5)	The 2021 AIP bonus for Mr. Les includes $366,415 in cash and 15.2673 Bitcoin, with an aggregate fair value of $719,548, measured as of December 31, 2021.
(6)	Reflects the amounts paid on behalf of Mr. Les in 2021 for medical insurance coverage after his appointment as Riot’s Chief Executive Officer on February 8, 2021, at a total cost of $3,518 in 2021.
(7)	Effective February 7, 2021, Mr. McGonegal transitioned from being Chief Executive Officer to focus exclusively on his longtime position as the Company’s Chief Financial Officer pursuant to Second Amendment to the Amended and Restated McGonegal Executive Employment Agreement. Prior to steeping down, Mr. McGonegal had served as the Company’s Chief Executive Officer commencing February 5, 2019, and, effective August 15, 2019, simultaneously as its Chief Financial Officer.
(8)	The amount included in “All Other Compensation” for Mr. McGonegal represent the amounts paid to or on behalf of Mr. McGonegal for medical insurance at a total cost of $11,162 and $14,478 in 2021 and 2020, respectively. The amount included in “All Other Compensation” for 2019 for Mr. McGonegal represent an award of $75,000 in 2019 under his 2019 employment agreement relating to taxes due on the settlement of vested RSUs granted under the 2019 Equity Plan, and the amount paid on his behalf for medical insurance at a total cost of $14,191 in 2019.
(9)	Effective April 7, 2022, Ms. Brooks resigned as Riot’s Chief Operating Officer, and from all other positions with the Company. She agreed to stay on for a three-month consulting period ending July 7, 2022, in exchange for certain equity and cash fees discussed under Part III, Item 12, of this Annual Report, below. Prior to her resignation, Ms. Brooks served as Riot’s Chief Operating Officer, commencing April 6, 2021. Prior to her appointment as Chief Operating Officer, Ms. Brooks had served as the Company’s Vice President of Finance.
(10)	The amounts included in “All Other Compensation” for Ms. Brooks represents $90,000 relocation benefit and the amounts paid to or on her behalf for medical insurance at a total cost of $5,355, $4,970, $ 4,232 in 2021, 2020, and 2019 respectively.
(11)	Effective May 24, 2021, Mr. Yi was appointed as Riot’s Executive Chairman, in which role he serves as both Board chair and as an executive officer of the Company. Following his appointment as Executive Chairman, he no longer receives separate compensation for his service as a director on the Board, including as Board chair.
(12)	Reflects the following amounts paid to Mr. Yi as compensation for his services in 2021: (a) $144,516 in cash and 6.048 Bitcoin, with an aggregate fair value of $275,664 (measured as of the quarterly Bitcoin payment date), representing his 2021 base salary as Riot’s Executive Chairman of $240,000 cash, plus 10 Bitcoin, prorated based on his May 24, 2021 employment start date; and (b) $64,668 in director fees paid to him as compensation for his service as an independent director on the Board for 2021, prior to his appointment as Executive Chairman on May 24, 2021.
(13)	Includes the 10,000 RSUs awarded to Mr. Yi on February 9, 2021 as compensation for his services as an independent director on the Board (prior to his appointment as Executive Chairman on May 24, 2021), as well as the RSUs and PSUs awarded to Mr. Yi as compensation for his services as our Executive Chairman.
(14)	The 2021 AIP bonus for Mr. Yi includes $247,036 in cash and 10.293 Bitcoin, with an aggregate fair value of $485,117, measured as of December 31, 2021.
(15)	Reflects the amounts paid on behalf of Mr. Yi in 2021 for medical insurance coverage after to his appointment as Riot’s Executive Chairman on May 24, 2021, at a total cost of $5,331 in 2021.

Grants of Plan-Based Awards Table

The following table presents, for each of our named executive officers for the year ended December 31, 2021, information concerning each grant of an equity award made during the year ended December 31, 2021. This information supplements the information about these awards set forth in the foregoing Summary Compensation Table included under this Item 11.

		Type		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (2)		All other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
	Grant	of		Target	Target	Maximum	Units	Awards (3)
Name	Date	Award		($)	($)	($)	(#)	(#)
Jason Les	February 8, 2021	RSU		—	—	—	25,000	819,750
Chief Executive Officer	February 8, 2021	AIP	(4)	656,650	—	—	—	—
(Principal Executive Officer)	August 12, 2021	PSU		—	525,000	525,000	—	19,335,750
Jeffrey McGonegal	February 7, 2021	RSU		—	—	—	20,000	-655,800
Chief Financial Officer	February 7, 2021	AIP		360,000	—	—	—	—
(Principal Financial Officer)	August 12, 2021	PSU		—	450,000	450,000	—	16,573,500
Benjamin Yi	February 9, 2021	RSU	(5)	—	—	—	10,000	398,600
Executive Chairman	May 24, 2021	RSU	(6)	—	—	—	15,000	389,250
	May 24, 2021	AIP	(7)	432,655	—	—	—	—
	August 12, 2021	PSU		—	525,000	525,000	—	19,335,750
Megan Brooks	April 6, 2021	RSU		—	—	—	6,000	324,600
Chief Operating Officer	April 6, 2021	AIP		261,410	—	—	—	—
(former)	August 12, 2021	PSU		—	400,000	400,000	—	14,732,000
	November 5, 2021	RSU	(8)	—	—	—	6,000	188,940
William Jackman	July 5, 2021	RSU		—	—	—	10,630	299,979
General Counsel	July 5, 2021	AIP		147,885	—	—	—	—
	August 12, 2021	PSU		—	340,000	340,000	—	12,522,200

(1)	The Compensation and Human Resources Committee grants Non-Equity Incentive Plan Awards to its named executive officers under the AIP on an annual basis pursuant to employment agreement between the Company and the named executive officer. The target amount for each named executive officer’s AIP award for the year ended December 31, 2021 was set at 100% of the named executive officer’s base salary, based on the Compensation and Human Resources Committee’s evaluation of the named executive officer’s individual performance during the year. There are no minimum award thresholds or maximum award amounts established under the AIP, and individual named executive officers’ AIP bonuses are determined based on the Compensation and Human Resources Committee’s assessment of their achievement of individual performance objectives during the year. See the discussion of the AIP in the Compensation Discussion and Analysis under this Item 11 above.
16

(2)	The vesting schedule for each RSU award is set forth in the “Outstanding Equity Awards at 2021 Fiscal Year-End” table below, and the vesting conditions applicable to PSU awards are discussed under the heading “Performance-Based Restricted Stock Unit Plan” under the Compensation Discussion and Analysis section of this Item 11 above.
(3)	In accordance with SEC requirements, these amounts reflect the aggregate grant date fair value based upon achievement of the target performance goal, excluding the effect of estimated forfeitures. The amounts reported do not reflect compensation actually received by the named executive officers.
(4)	Based on Mr. Les’ base salary for 2021 of $240,000 cash and 10 Bitcoin, prorated as of the start of his employment on February 8, 2021, the 2021 AIP Target amount for Mr. Les was $656,650, consisting of $215,538 cash and 8.958 Bitcoin (or $441,112, based on the average price of one Bitcoin on February 8, 2021). The actual U.S. Dollar amount of the Bitcoin ultimately awarded to Mr. Les under the AIP for 2021 is disclosed under this Item 11 in the “Non-Equity Incentive Plan Compensation” column of the foregoing Summary Compensation Table.
(5)	On February 9, 2021, Mr. Yi was awarded 10,000 RSUs under the 2019 Equity Plan as compensation for his service as an independent director on the Board for 2021.
(6)	On May 24, 2021, Mr. Yi was awarded 15,000 RSUs under the 2019 Equity Plan in connection with his appointment as Executive Chairman, as compensation for services.
(7)	Based on Mr. Yi’s base salary for 2021 of $240,000 cash and 10 Bitcoin, prorated as of the start of his employment on February 8, 2021, the 2021 AIP Target amount for Mr. Yi was $432,655, consisting of $209,193 cash and 6.048 Bitcoin (or $234,094, based on the average price of one Bitcoin on May 24, 2021). The actual U.S. Dollar amount of the Bitcoin ultimately awarded to Mr. Yi under the AIP for 2021 is disclosed under this Item 11 in the “Non-Equity Incentive Plan Compensation” column of the foregoing Summary Compensation Table.
(8)	On November 5, 2021, Ms. Brooks was awarded an additional 6,000 RSUs under the 2019 Equity Plan as compensation for her services as our (former) Chief Operating Officer pursuant to an amendment to her executive employment agreement dated as of that date. These 6,000 RSUs are eligible to vest in four equal quarterly installments following the grant date, commencing January 1, 2022.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides additional information regarding the outstanding equity awards held by our named executive officers as of December 31, 2021:

			Non-Equity Incentive Plan Stock Awards		Equity Incentive Plan Awards
		Type of	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)	Number of Unearned and Unvested Shares or Units of Stock	Market Value of Unearned and Unvested Shares or Units of Stock (2)
Name	Grant Date	Award(1)	#	($)	#	($)
Jason Les (3)	February 27, 2020	RSU	288,617	6,444,818	—	—
Chief Executive Officer	February 8, 2021	RSU	6,250	139,563	—	—
(Principal Executive Officer)	August 12, 2021	PSU	—	—	475,000	10,606,750

Jeffrey McGonegal (4)	February 7, 2021	RSU	5,000	111,650	—	—
Chief Financial Officer	August 12, 2021	PSU	—	—	406,000	9,065,980
(Principal Financial Officer)

Benjamin Yi (5)	February 27, 2020	RSU	288,617	6,444,818	—	—
Executive Chairman	May 24, 2021	RSU	7,500	167,475	—	—
	August 12, 2021	PSU	—	—	475,000	10,606,750

Megan Brooks (6)	April 6, 2021	RSU	3,000	66,990	—	—
Chief Operating Officer	August 12, 2021	PSU	—	—	360,000	8,038,800
(Former)	November 5, 2021	RSU	6,000	133,980	—	—

William Jackman (7)	July 5, 2021	RSU	5,315	118,684	—	—
General Counsel	August 12, 2021	PSU	—	—	304,000	6,788,320

(1)	All awards were granted under the 2019 Equity Plan pursuant to equity award agreements between the named executive officer and the Company as of the Grant Date shown. RSUs vest upon specified vesting dates (e.g., vesting in arrears following the end of each fiscal quarter completed after the grant date), provided the recipient’s service with the Company has not ceased prior to the vesting date. Unvested PSUs are eligible to vest upon the Company’s achievement of the Performance Objectives specified under the Performance Plan, provided the recipient’s service with the Company has not ceased prior to the date the Compensation and Human Resources Committee certifies the achievement of the Performance Objectives (or a portion thereof) relating to the Target Award. For additional information regarding the Performance Plan, see “Performance-Based Restricted Stock Unit Plan” under this Item 11 above. Subject to any provisions relating to accelerated vesting upon a change in control or post-termination, unvested RSUs and PSUs are subject to forfeiture if a separation from service occurs prior to the vesting event. See “Potential Payments Upon Termination or Change in Control” under this Item 11 below.
(2)	Based on the closing price per share of our Common Stock on December 31, 2021 of $22.33, as reported on the Nasdaq Capital Market.
(3)	Mr. Les was appointed our Chief Executive Officer, effective February 8, 2021. Prior to his appointment, he served as an independent director on the Board. The outstanding equity awards as of December 31, 2021 include: (a) 288,617 RSUs granted on February 27, 2020 in connection with Mr. Les’ service as an independent director for the years ended December 31, 2019 and 2020, which vest 100% as of March 31, 2022; (b) 6,250 RSUs, representing the unvested and unconverted portion, as of December 31, 2021, of the 25,000 RSUs awarded on February 8, 2021 pursuant to the executive employment agreement between Riot and Mr. Les dated as of that date, which are eligible to vest in four equal quarterly installments following the grant date; and (c) 475,000 unvested PSUs, representing the unvested and unconverted portion of Mr. Les’ total Target Award of 525,000 PSUs, which were granted on August 12, 2021 pursuant to the Performance Plan established by the Compensation and Human Resources Committee under the Company’s 2019 Equity Plan. The vesting of PSUs is contingent upon Riot’s achievement of Performance Objectives under the Performance Plan, and the final number of vested PSUs may be less than the Target Award, depending on the Company’s future performance.

(4)	Includes: (a) 5,000 RSUs representing the unvested and unconverted portion, as of December 31, 2021, of the 20,000 RSUs awarded on February 7, 2021 pursuant to the executive employment agreement between Riot and Mr. McGonegal dated as of that date, which are eligible to vest in four equal quarterly installments following the grant date; and (b) 406,000 PSUs, representing the unvested and unconverted portion, as of December 31, 2021, of Mr. McGonegal’s total Target Award of 450,000 PSUs, which were granted on August 12, 2021 pursuant to the Performance Plan established by the Compensation and Human Resources Committee under the Company’s 2019 Equity Plan. The vesting of PSUs is contingent upon Riot’s achievement of Performance Objectives under the Performance Plan, and the final number of vested PSUs may be less than the Target Award, depending on the Company’s future performance.
(5)	Includes: (a) 3,000 RSUs, representing the unvested portion, as of December 31, 2021, of the 6,000 RSUs awarded on April 6, 2021 pursuant to the executive employment agreement between Riot and Ms. Brooks dated as of that date, which are eligible to vest in four equal quarterly installments following the grant date; (b) 6,000 RSUs, representing the unvested portion, as of December 31, 2021, of the 6,000 RSUs awarded on November 5, 2021 pursuant to the first amendment to the executive employment agreement between Riot and Ms. Brooks dated as of that date, which are eligible to vest in four equal quarterly installments following the grant date, commencing on January 1, 2022; and (c) 360,000 PSUs, representing the unvested and unconverted portion, as of December 31, 2021, of Ms. Brooks’ total Target Award of 400,000 PSUs, which were granted on August 12, 2021 pursuant to the Performance Plan established by the Compensation and Human Resources Committee under the Company’s 2019 Equity Plan. The vesting of PSUs is contingent upon Riot’s achievement of Performance Objectives under the Performance Plan, and the final number of vested PSUs may be less than the Target Award, depending on the Company’s future performance.
(6)	Includes: (a) 7,500 RSUs, representing the unvested portion, as of December 31, 2021, of the 15,000 RSUs awarded on May 24, 2021 pursuant to the executive employment agreement between Riot and Mr. Yi dated as of that date, which are eligible to vest in four equal quarterly installments following the grant date; and (b) 475,000 PSUs, representing the unvested and unconverted portion, as of December 31, 2021, of Mr. Yi’s total Target Award of 525,000 PSUs, which were granted on August 12, 2021 pursuant to the Performance Plan established by the Compensation and Human Resources Committee under the Company’s 2019 Equity Plan. The vesting of PSUs is contingent upon Riot’s achievement of Performance Objectives under the Performance Plan, and the final number of vested PSUs may be less than the Target Award, depending on the Company’s future performance.
(7)	Includes: (a) 5,315 RSUs representing the unvested portion, as of December 31, 2021, of the 10,360 RSUs awarded on July 5, 2021 pursuant to the executive employment agreement between Riot and Mr. Jackman dated as of that date, which are eligible to vest in four equal quarterly installments following the grant date; and (b) 304,000 PSUs, representing the unvested and unconverted portion, as of December 31, 2021, of Mr. Jackman’s total Target Award of 340,000 PSUs, which were granted on August 12, 2021 pursuant to the Performance Plan established by the Compensation and Human Resources Committee under the Company’s 2019 Equity Plan. The vesting of PSUs is contingent upon Riot’s achievement of Performance Objectives under the Performance Plan, and the final number of vested PSUs may be less than the Target Award, depending on the Company’s future performance.

Option Exercises and Stock Vested Table

The following table presents, for each of the named executive officers, the number of shares of Riot’s common stock underlying the stock options, PSUs and RSUs which vested during 2021, as well as the aggregate value realized upon the exercise of such vested options and the settlement of such vested of PSUs and RSUs.

		Option Awards		Stock Awards
	Type of	Number of Shares Acquired Upon Exercise	Value Realized Upon Exercise (1)	Number of Shares Acquired Upon Vesting	Value Realized Upon Vesting (2)
Name	Award	(#)	($)	(#)	($)
Jason Les	RSU	—	—	18,750	714,625
Chief Executive Officer	PSU	—	—	50,000	1,806,418
(Principal Executive Officer)
Jeffrey McGonegal (3)	Option	12,000	294,600	—	—
Chief Financial Officer	RSU	—	—	67,447	2,219,003
(Principal Financial Officer)	PSU	—	—	44,000	1,589,468
Benjamin Yi	RSU	—	—	17,500	581,087
Executive Chairman	PSU	—	—	50,000	1,806,418
Megan Brooks	RSU	—	—	32,269	1,661,878
Chief Operating Officer	PSU	—	—	39,999	1,445,099
(Former)
William Jackman	RSU	—	—	5,314	127,615
General Counsel	PSU	—	—	36,000	1,300,620

(1)	Calculated by multiplying (i) the fair market value of Riot's common stock on the exercise date, which was determined using the closing price on the Nasdaq Capital Market of a share of Riot's common stock on the date of exercise, minus the stated exercise price, by (ii) the number of shares of common stock acquired upon exercise.
(2)	Calculated by multiplying (i) the fair market value of Riot's common stock on the vesting date, which was determined using the closing price on the Nasdaq Capital Market of a share of Riot's common stock on the date prior to the day of vesting, or if such day falls on a weekend or holiday, on the immediately preceding trading day, by (ii) the number of shares of Riot's common stock underlying the vested RSU or PSU, as appropriate.
(3)	On December 6, 2021, Mr. McGonegal exercised vested options to purchase 12,000 shares of Riot’s Common Stock at the exercise price of $4.09 per share, via cashless exercise at the market price of $28.64 per share, the closing price of shares of Riot’s stock on the exercise date, resulting in 10,286 shares available for issuance. After net settlement for taxes as permitted under the 2019 Equity Plan and approved by the Compensation and Human Resources Committee, Mr. McGonegal was issued 8,572 shares of Riot’s Common Stock. Such options were award granted to Mr. McGonegal under the predecessor to the 2019 Equity Plan, which was superseded by the 2019 Equity Plan upon its adoption in 2019.

Executive Employment Agreements

The Company has entered into employment agreements with, and provides post-employment benefits to, its named executive officers as follows:

Benjamin Yi, Executive Chairman

On May 24, 2021, we entered into an executive employment agreement with Mr. Yi, pursuant to which he has agreed to serve as our Executive Chairman for a three-year term, which renews for successive one-year terms after the expiration of the initial term. As compensation for his services as our Executive Chairman, Mr. Yi will receive a prorated annual base salary of $240,000 in cash, plus ten Bitcoin, and is eligible to receive additional incentive bonuses under the AIP. The Company pays the cash aspect of Mr. Yi’s base salary in accordance with its regular payroll practices, and the Bitcoin aspect of his base salary is paid out on a quarterly basis as of the end of the quarter (each a “Bitcoin payment date”). Mr. Yi was also granted an equity award of 15,000 restricted stock units under and pursuant to the 2019 Equity Plan, which are eligible to vest in four equal quarterly installments following his appointment as Executive Chairman. These restricted stock units are convertible into shares of our common stock on a one-for-one basis following vesting, in accordance with the terms of the applicable equity award agreement. As additional compensation for his services as our Executive Chairman, Mr. Yi is also eligible to receive periodic grants of equity awards, including incentive compensation awards, which will be subject to vesting schedules and other terms and conditions, as set forth in equity award agreements with the Company, to be entered into as of the date of such future awards. Any equity Mr. Yi may receive pursuant to his executive employment agreement will be awarded under the 2019 Equity Plan, as the same may be amended or replaced from time to time during the term of his employment as our Executive Chairman.

During the fiscal year ended December 31, 2020, Mr. Yi served as an independent director on our Board and was not an officer or employee of the Company. As a director, Mr. Yi received equity awards of 227,642 restricted stock units under the Company’s 2019 Equity Plan, pursuant to an equity award agreement with the Company, which vest in intervals and are eligible to be settled in accordance with the Company’s regular compensation procedures.

Jason Les, Chief Executive Officer

On February 8, 2021, we entered into an executive employment agreement with Mr. Les, pursuant to which he has agreed to serve as our Chief Executive Officer (principal executive officer) for a five-year term, which renews for successive one-year terms after the expiration of the initial term. As compensation for his services as our Chief Executive Officer, Mr. Les will receive a prorated annual base salary of $240,000 in cash, plus ten Bitcoin, and is eligible to receive additional incentive bonuses under the AIP, which will be paid in accordance with the Company’s regular payroll practices, with the Bitcoin aspect of his base salary being on the quarterly Bitcoin payment dates. Mr. Les was also awarded an initial equity award of 25,000 restricted stock units under and pursuant to the 2019 Equity Plan, which are eligible to vest in four equal quarterly installments on the first day following the end of each fiscal quarter following his appointment as Chief Executive Officer. These restricted stock units are convertible into shares of our common stock on a one-for-one basis following vesting, in accordance with the terms of the applicable equity award agreement As additional compensation for his services as our Chief Executive Officer, Mr. Les is also eligible to receive periodic grants of equity awards, including incentive compensation awards, which will be subject to vesting schedules and other terms and conditions, as set forth in equity award agreements with the Company, to be entered into as of the date of such future awards. Any equity Mr. Les may receive pursuant to his executive employment agreement will be awarded under the 2019 Equity Plan, as the same may be amended or replaced from time to time during the term of his employment as our Chief Executive Officer.

During the fiscal year ended December 31, 2020, Mr. Les served as an independent director on our Board and was not an officer or employee of the Company. As a director, Mr. Les received equity awards of 288,617 restricted stock units under the Company’s 2019 Equity Plan, pursuant to an equity award agreement with the Company, which vest in intervals and are eligible to be settled in accordance with the Company’s regular compensation procedures.

Jeffrey McGonegal, Chief Financial Officer

On February 8, 2021, we entered into an executive employment agreement with Mr. McGonegal, pursuant to which he has agreed to serve as our Chief Financial Officer (principal financial and accounting officer) for a one-year term to focus on his long-standing position as the Company’s Chief Financial Officer. As our Chief Financial Officer, Mr. McGonegal will be paid an annual base salary of $360,000 and is eligible to receive additional cash incentive bonuses under the AIP, which amounts will be paid in accordance with the Company’s regular payroll practices as compensation for his services as CFO. Upon entry into his current executive employment agreement, Mr. McGonegal was granted an equity award of 20,000 RSUs under the Company’s 2019 Equity Plan, which are eligible to vest in four equal quarterly installments following his appointment as Chief Financial Officer, and which are convertible into shares of our common stock on a one-for-one basis following vesting. Any equity Mr. McGonegal may receive pursuant to his executive employment agreement will be awarded under the Company’s 2019 Equity Plan, as the same may be amended or replaced from time to time during the term of his employment as our Chief Financial Officer.

During the fiscal year ended December 31, 2020, Mr. McGonegal served as our CEO and Chief Financial Officer pursuant to an executive employment agreement, dated as of February 2, 2020, at an annual base salary of $250,000, and was awarded 209,790 RSUs on February 7, 2020 under the Company’s 2019 Equity Plan.

Megan Brooks, Chief Operating Officer (former)

Effective as of April 6, 2021, we entered into an executive employment agreement with Ms. Brooks, pursuant to which she agreed to serve as our Chief Operating Officer for an initial three-year term, which may be renewed for successive one-year terms after the expiration of the initial term. During the initial three-year term of her employment as our Chief Operating Officer, Ms. Brooks was paid an annual base salary of $275,000 and was eligible to receive additional cash incentive bonuses, which was paid in accordance with the Company’s regular payroll practices as compensation for her services as Chief Operating Officer. Upon her appointment as Chief Operating Officer, Ms. Brooks was granted, as additional compensation for her services as our Chief Operating Officer, an initial equity award of 6,000 RSUs under the Company’s 2019 Equity Plan pursuant to an equity award agreement with the Company, which RSUs were eligible to vest in four equal quarterly installments following her appointment as Chief Operating Officer. These RSUs are convertible into shares of our common stock on a one-for-one basis following vesting, in accordance with the terms of the equity award agreement. As additional compensation for her services as our Chief Operating Officer, Ms. Brooks was also eligible to receive periodic equity awards, which are subject to vesting schedules and other terms and conditions, as set forth in equity award agreements with the Company. Any equity Ms. Brooks received pursuant to her executive employment agreement were awarded under the Company’s 2019 Equity Plan.

 Prior to her appointment on April 6, 2021 as our Chief Operating Officer, Ms. Brooks served as Riot’s Vice President of Finance, a position to which she had been appointed in fiscal year 2020, at an annual base salary of $175,000, and she received equity awards of 117,073 RSUs under the Company’s 2019 Equity Plan, pursuant to an equity award agreement with the Company, all of which were vested as of December 31, 2021.

On March 21, 2022, we entered into a Separation and Release Agreement (the “Separation Agreement”) with our Chief Operating Officer, Ms. Brooks, regarding her separation from us, effective as of April 7, 2022 (the “Separation Date”), and her provision of certain transition services to us to help facilitate a smooth transition following the cessation of her employment with us from the Separation Date through July 7, 2022, unless earlier terminated as provided in the Separation Agreement (the “Transition Period”). Under applicable law, the Separation Agreement may be revoked for seven days following its execution; therefore, the Separation Agreement will become effective as of March 29, 2022, unless earlier revoked.

The Separation Agreement provides for: (i) a customary waiver and release in favor of the Corporation; (ii) reconfirmation and certain extensions of the obligations under existing agreements pertaining to confidentiality and intellectual property ownership; (iii) the parties’ agreements regarding cooperation following the Separation Date; (iv) the provision of certain transition services to the Corporation and payment of the transition services fees; and (v) upon the Separation Agreement becoming binding and enforceable by its terms, payment of the following amounts as separation benefits: (A) a cash severance payment of $406,250.00, less amounts withheld for applicable taxes, representing 15 months’ base salary, payable in semi-monthly installments commencing July 7, 2022 according to Riot’s ordinary compensation practices; (B) a lump-sum payment as of the Separation Date of $86,370.00, less amounts withheld for applicable taxes, representing the pro-rated portion of the gross annual Incentive Bonus amount for fiscal year 2022 accrued through the Separation Date; (C) continued vesting through the end of the Transition Period of 6,000 time-based RSUs previously granted under the 2019 Equity Plan pursuant to the RSU award agreements dated as of April 7, 2021 and November 5, 2021, with acceleration of the final 1,500 RSUs awarded under the November 5, 2021 RSU award agreement as of July 7, 2022, as permitted under the 2019 Equity Plan and as approved by the Corporation’s Compensation and Human Resources Committee; (D) continued vesting through the end of the Transition Period of the performance-based PSUs previously granted under the 2019 Equity Plan pursuant to the PSU award agreement dated as of August 12, 2021, based on the Corporation’s performance as of the end of Q2 2022 on June 30, 2022; and (E) if continuing coverage under our group medical plan is elected pursuant to the Consolidated Omnibus Budget Reconciliation Act, as amended, (“COBRA”) payment of COBRA premiums until the earlier of 18 months after the Separation Date or the date such coverage commences under a subsequent employer’s medical insurance plan. Further, in consideration of the transition services, we agreed to pay a cash fee of $81,250.00, payable in semi-monthly installments throughout the Transition Period, and grant 75,000 RSUs under the 2019 Equity Plan, which are eligible to vest in three equal tranches as of May 7, 2022, June 7, 2022, and July 7, 2022.

William R. Jackman, General Counsel

Effective July 5, 2021, we entered into an executive employment agreement with Mr. Jackman, pursuant to which he has agreed to serve as our General Counsel for a three-year term, which renews for successive one-year terms after the expiration of the initial term. As our General Counsel, Mr. Jackman will receive a prorated annual base salary of $300,000 and is eligible to receive additional incentive bonuses under the AIP, which will be paid in accordance with the Company’s regular payroll practices as compensation for his services as our General Counsel. Mr. Jackman was also granted an equity award of 10,630 time-based RSUs under and pursuant to the 2019 Equity Plan, which are eligible to vest in four equal quarterly installments following his appointment as General Counsel. These RSUs are convertible into shares of our common stock on a one-for-one basis following vesting, in accordance with the terms of the applicable equity award agreement. As additional compensation for his services as our General Counsel, Mr. Jackman is also eligible to receive periodic grants of equity awards, including incentive compensation awards, which will be subject to vesting schedules and other terms and conditions, as set forth in equity award agreements with the Company, to be entered into as of the date of such future awards. Any equity Mr. Jackman may receive pursuant to his executive employment agreement will be awarded under the 2019 Equity Plan, as the same may be amended or replaced from time to time during the term of his employment as our General Counsel.

Potential Payments Upon Termination or Change in Control

The following table discloses the potential payments upon termination or change in control that would have been received by our named executive officers, had a termination event occurred on December 31, 2021 based on the terms of the applicable employment agreements and equity award agreements that were in effect on that date. The table assumes that any equity awards that vest in connection with the applicable triggering event that are subject to performance conditions are earned at the target level of performance within the applicable period except as may be noted otherwise, and values equity awards based on the closing price of a share of our common stock on December 31, 2021 of $22.33, as reported on the Nasdaq Capital Market. These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which amounts would only be known at the time that he or she becomes entitled to such payment.

	Termination Event
Named Executive Officer	Termination For Cause or Without Good Reason	Termination Without Cause or For Good Reason	Death or Disability (2)	Change in Control (Single Trigger)	Change in Control (Double Trigger) (3)
Benefit (1)	($)	($)	($)	($)	($)
Jason Les, Chief Executive Officer
Severance	—	703,065	175,766	—	703,065
Restricted Stock Units	—	6,444,818	—	—	6,444,818
Options	—	—	—	—	—
Total	—	7,147,882	—	—	7,147,882
Jeffrey McGonegal, Chief Financial Officer
Severance	—	180,000	150,000	—	360,000
Restricted Stock Units	—	111,650	891,075	—	111,650
Options	—	—	—	—	—
Total	—	291,650	1,041,075	—	471,650
Megan Brooks, Chief Operating Officer (former)
Severance	—	325,000	81,250	—	325,000
Restricted Stock Units	—	66,990	—	—	66,990
Options	—	—	—	—	—
Total	—	391,990	—	—	391,990
Benjamin Yi, Executive Chairman
Severance	—	703,065	175,766	—	703,065
Restricted Stock Units	—	5,083,246	—	—	5,083,246
Options	—	—	—	—	—
Total	—	5,786,310	—	—	5,083,246
William Jackman, General Counsel
Severance	—	300,000	75,000	—	300,000
Restricted Stock Units	—	118,684	—	—	118,684
Options	—	—	—	—	—
Total	—	418,684	—	—	418,684

___________________________________

(1)	“Severance” excludes the cost of COBRA coverage, as well as the named executive officer’s AIP bonus, because the amount of the AIP target bonus granted to the named executive officer is contingent upon the future achievement of performance objectives that cannot be reasonably predicted; further, the named executive officer’s AIP performance target (i.e., the maximum percentage of the named executive officer’s base salary that can be achieved as an AIP bonus for the applicable year) is set each year by the Compensation and Human Resources Committee based on contemporaneous business expectations and conditions, which likewise cannot be reasonably predicted. “Restricted Stock Units” includes time-based restricted stock units (RSUs) granted under and subject to the terms and conditions of the 2019 Equity Plan but excludes performance-based restricted stock units (PSU) granted pursuant to the performance-based restricted stock unit plan established under the 2019 Equity Plan, because the amount and vesting of the PSU awards granted to the named executive officer are contingent upon the Company’s future achievement of performance objectives, the achievement of which cannot be reasonably predicted.

(2)	Assumes death or disability as of December 31, 2021 and maximum bonus payout.

(3)	We have a “Double-Trigger” Change in Control policy that applies to all compensation paid or payable to our named executive officers (and other employees), including any equity compensation paid or payable under the 2019 Equity Plan, which governs all of our currently outstanding equity awards. Accordingly, a Change in Control (as defined in the 2019 Equity Plan) does not automatically trigger any Severance, accelerated vesting of Restricted Stock Units or Options, or any other post-employment benefits without a subsequent qualifying separation from service, diminution in responsibilities, or other “Good Reason” termination event (as defined in the 2019 Equity Plan). If a Change in Control is followed by a subsequent qualifying separation from service with the period specified under our agreements with the named executive officer (generally six to twelve months following the Change in Control), the vesting of any unvested RSUs held by the named executive officer as of the Change in Control is automatically accelerated such that the unvested RSUs are deemed to have vested as of immediately prior to the consummation of the applicable Change in Control event. No severance is due to the named executive officer following a Change in Control unless a subsequent qualifying separation from service occurs.

 Director Compensation

We pay our non-employee directors a mix of cash and equity compensation, in amounts recommended by the Compensation and Human Resources Committee in consultation with independent compensation consultants the committee engages from time to time to assess the appropriateness of the Board’s compensation package. In recommending changes to the Company’s director compensation package, the Compensation and Human Resources Committee reviews market data provided by independent compensation consultants and considers whether any changes in director compensation are required to enable the Company to retain talented Board members, who, as members of the Board, are responsible for setting the Company’s strategic vision, overseeing its growth and development, and protecting its stockholders’ interests.

Director Compensation Table

The following table shows the total compensation paid or accrued during the year ended December 31, 2021 to each of our directors, current and former, for services as our director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Total (2)
	($)	($)	($)	($)	($)	($)
Benjamin Yi (3)	—	—	—	—	—	—
Jason Les (4)	—	—	—	—	—	—
Hubert Marleau (5)	57,000	498,250	—	—	—	555,2580
Hannah Cho (6)	55,571	498,250	—	—	—	553,821
Lance D’Ambrosio (7)	38,129	339,125	—	—	—	377,254

(1)	The “Stock Awards” column reflects the aggregate grant date fair value for RSU awards granted during the fiscal year ended December 31, 2021, computed in accordance with FASB ASC Topic 718. For details as to the assumptions used to determine the grant date fair value of RSU awards, see the information beginning on page F-39 in our Original Form 10-K under Note 13. Restricted Common Stock, Stock Options, Restricted Stock Units (“RSUs”) and Warrants, in the Notes to Consolidated Financial Statements of Riot Blockchain, Inc. and Subsidiaries included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report.
(2)	The amounts reflected on this table are computed in accordance with FASB ASC Topic 718 and therefore reflect the fair value of any stock awards as of the date of grant. According to ASC 718, fair value for these stock awards is recorded as the last reported trading piece of our securities on the Nasdaq Capital Market on the date of grant, without accounting for the effect of possible forfeitures. Stock awards are subject to fluctuations in the trading price of our securities while they remain unsettled; accordingly, the reported value of these Stock Awards may not reflect the actual value received by award recipients upon vesting and settlement.
(3)	On May 24, 2021, Mr. Yi was appointed as our Executive Chairman, making him an executive officer of the Company. Accordingly, commencing May 24, 2021, Mr. Yi no longer receives additional compensation for his services as a director on the Board. Prior to his appointment as our Executive Chairman, Mr. Yi was an independent director on the Board and a member of each of its three standing committees, including serving as chair of the Audit Committee. In accordance with Item 402(k)(2) of Regulation S-K, the 2021 amounts paid to Mr. Yi in consideration of his services as an independent director, Board chair and chair of the Audit Committee prior to his appointment as our Executive Chairman (including cash fees $64,667 and the 10,000 RSUs awarded to him on February 9, 2021, all of which were vested as of December 31, 2021) are reported under “Executive Compensation” in this Item 11 above, including as noted in the Summary Compensation Table and the accompanying footnotes.
(4)	On February 8, 2021, Mr. Les was appointed as our Chief Executive Officer. Accordingly, commencing February 8, 2021, Mr. Les no longer receives additional compensation for his services as a director on the Board. Prior to his appointment as our Chief Executive Officer, Mr. Les was an independent director on the Board and a member of each of its three standing committees, including serving as chair of the Compensation and Human Resources Committee. In accordance with Item 402(k)(2) of Regulation S-K, the 2021 amounts paid to Mr. Les in consideration of his services as an independent director and chair of the Compensation and Human Resources Committee prior to his appointment as our Chief Executive Officer (including cash fees $12,857) are reported under “Executive Compensation” in this Item 11 above, including as noted in the Summary Compensation Table and the accompanying footnotes.

(5)	Mr. Marleau currently serves as an independent director on our Board and as chair of the Governance and Nominating Committee. Stock awards includes 12,500 RSUs granted at a fair value of $38.96, 2,500 of these rights vested immediately and the remaining 10,000 rights were fully vested as of December 31, 2021, issued under the Company’s 2019 Equity Plan pursuant to an equity award agreement between Mr. Marleau and the Company as compensation for Mr. Marleau’s service as a director for the fiscal year ended December 31, 2021. Pursuant to the equity award agreement, these RSUs vested in 2021 and upon vesting and settlement by the Company, are convertible into shares of our common stock, on a one-for-one basis.
(6)	Ms. Cho currently serves as an independent director on our Board and as chair of the Compensation and Human Resources Committee. Stock awards includes 12,500 RSUs granted at a fair value of $38.96, 2,500 of these rights vested immediately and the remaining 10,000 rights were fully vested as of December 31, 2021, issued under the Company’s 2019 Equity Plan pursuant to an equity award agreement between Ms. Cho and the Company as compensation for Ms. Cho’s service as a director for the fiscal year ended December 31, 2021. Pursuant to the equity award agreement, these RSUs vested in 2021 and, upon vesting and settlement by the Company, are convertible into shares of our common stock, on a one-for-one basis.
(7)	Mr. D’Ambrosio currently serves as an independent director on our Board and as chair of the Audit Committee. Stock awards includes 12,500 RSUs granted at a fair value of $27.13, 2,500 of these rights vested immediately and the remaining 10,000 rights were fully vested as of December 31, 2021, issued under the Company’s 2019 Equity Plan pursuant to an equity award agreement between Mr. D’Ambrosio and the Company, as amended, as compensation for Mr. D’Ambrosio service as a director for the fiscal year ended December 31, 2021. Pursuant to the equity award agreement, these RSUs vested in 2021 and, upon vesting and settlement by the Company, are convertible into shares of our common stock, on a one-for-one basis.

Pay Ratio Disclosure

Pursuant to Instruction 7 to Regulation S-K Item 402(u), as the Company ceased to be a smaller reporting company as of December 31, 2021, the Company is not required to provide pay ratio disclosure until after its 2022 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, as of March 31, 2022, for the following:

•	each person or group of affiliated persons (as such term is used in Section 13(d)(3) of the Exchange Act) who we know to beneficially own five percent (5.00%) or more of the outstanding shares of our Common Stock;
•	each of our directors;
•	each of our named executive officers for the year ended December 31, 2021; and
•	all of our directors and all of our named executive officers for the year ended December 31, 2021 as a group.

We have based our calculation of the percentage of beneficial ownership on 117,304,304 shares of our Common Stock issued and outstanding as of March 31, 2022.

We have determined beneficial ownership in accordance with applicable SEC rules and regulations, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

Solely for the purpose of computing the number of shares of our Common Stock beneficially owned by a person and the percentage beneficial ownership of our securities of such person for this table in accordance with SEC rules, we have deemed shares underlying convertible securities and other equity rights, including RSUs and PSUs, that are vested and exercisable as of March 31, 2022, or are expected to become vested and exercisable within 60 days of March 31, 2022, to be outstanding and beneficially owned by the holder thereof as of March 31, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. In accordance with Exchange Act Rule 13d-3, we have computed the shares deemed beneficially owned by such persons without regard for any net settlement for taxes or other withholdings permitted under the 2019 Equity Plan and approved by the Compensation and Human Resources Committee, and we have excluded from this calculation those shares underlying all outstanding convertible securities and equity rights, including RSUs and PSUs, which are subject to vesting which we do not expect to occur within 60 days of March 31, 2022. As explained under the heading “Performance-Based Restricted Stock Unit Plan” in Item 11 above, PSUs granted under the Performance Plan vest upon the Company’s achievement of Performance Objectives, which is tested following the end of each fiscal quarter during the Performance Period ending December 31, 2023.

Unless otherwise indicated, the beneficial address of each of the persons listed in the table below is c/o: Riot Blockchain, Inc. 3855 Ambrosia Street, Suite 301, Castle Rock, Colorado 80109. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Shareholders
The Vanguard Group (1)	10,040,038	8.55%
Directors and Named Executive Officers
Hannah Cho, Independent Director (2)	9,375	*
Hubert Marleau, Independent Director (3)	5,625	*
Lance D’Ambrosio, Independent Director (4)	10,625	*
Benjamin Yi, Executive Chairman (5)	224,696	*
Jason Les, Chief Executive Officer (6)	468,461	*
Jeffrey McGonegal, Chief Executive Officer (7)	364,513	*
Megan Brooks, Chief Operating Officer (former) (8)	127,562	*
William Jackman, General Counsel (9)	77,446	*
All Directors and Named Executive Officers as a Group (8 Individuals) (10)	1,288,303	1.10%

___________________________________

*        Represents beneficial ownership of less than one percent (1.00%).

(1)	Based solely on information contained in a Schedule 13G filed with the SEC on February 10, 2022 by The Vanguard Group, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations, indicating that, as of December 31, 2021, The Vanguard Group had sole voting power over 0 shares, shared voting power over 168,822 shares, sole dispositive power over 9,793,878 shares and shared dispositive power over 246,160 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(2)	Includes: (a) 6,250 shares held of record as of March 31, 2022 by Ms. Cho; and (b) 3,125 shares underlying an equal number of vested RSUs, representing the vesting of the first quarterly tranche of the 12,500 RSUs granted on January 10, 2022, which are subject to vesting as follows: 25% on April 10, 2022; 25% on July 10, 2022; 25% on October 10, 2022; and the remaining 25% on January 10, 2023. Excludes the 8,125 shares underlying the remaining unvested portion of the RSUs awarded on January 10, 2022, which are not expected to vest within 60 days of March 31, 2022.
(3)	Includes: (a) 2,500 shares held of record as of March 31, 2022 by Mr. Marleau, which were subsequently sold on April 7, 2022 pursuant to a Rule 10b5-1 plan adopted by Mr. Marleau; and (b) 3,125 shares underlying an equal number of vested RSUs, representing the vesting of the first quarterly tranche of the 12,500 RSUs granted on January 10, 2022, which are subject to vesting as follows: 25% on April 10, 2022; 25% on July 10, 2022; 25% on October 10, 2022; and the remaining 25% on January 10, 2023.
(4)	Includes: (a) 2,500 shares held of record as of March 31, 2022 by Mr. D’Ambrosio; (b) 5,000 shares underlying an equal number of RSUs, representing the remaining vested and unconverted portion of the 12,500 RSUs awarded on May 24, 2021, which vested quarterly in arrears after the grant date, with 2,500 vested immediately as of the grant date; and (c) 3,125 RSUs, representing the vesting of the first quarterly tranche of the 12,500 RSUs granted on January 10, 2022, which are subject to vesting as follows: 25% on April 10, 2022; 25% on July 10, 2022; 25% on October 10, 2022; and the remaining 25% on January 10, 2023.

(5)	Mr. Yi is our Executive Chairman and is both a director and a named executive officer for 2021. His beneficial ownership of Riot’s securities for purposes of this table includes: (a) 190,946 shares held of record as of March 31, 2022 by Mr. Yi; (b) 3,750 shares underlying an equal number of RSUs, representing the remaining vested and unconverted portion of the 15,000 RSUs awarded on May 24, 2021 pursuant to the executive employment agreement between Riot and Mr. Yi, which vested quarterly in arrears after the grant date; and (c) 30,000 shares underlying an equal number of PSUs, representing the vested and unconverted portion of the total Target Award granted to Mr. Yi under the Performance Plan on August 12, 2021, which vested as of April 13, 2022 upon the Compensation and Human Resources Committee’s determination of the Company’s achievement of certain Performance Objectives as of March 31, 2022. Does not include the shares underlying the remaining unvested portion of the total Target Award, which are subject to vesting that is not expected to occur within 60 days of March 31, 2022.
(6)	Mr. Les is our Chief Executive Officer and an executive director on our Board. He is both a director and named executive officer for 2021. His beneficial ownership of Riot’s securities for purposes of this table includes: (a) 438,461 shares held of record as of March 31, 2022 by Jason M. Les, Trustee of the Jason M. Les Trust, dated March 8, 2021; and (b) 30,000 shares underlying an equal number of PSUs, representing the vested and unconverted portion of the total Target Award granted to Mr. Les under the Performance Plan on August 12, 2021, which vested as of April 13, 2022 upon the Compensation and Human Resources Committee’s determination of the Company’s achievement of certain Performance Objectives as of March 31, 2022. Does not include the shares underlying the remaining unvested portion of the total Target Award, which are subject to vesting that is not expected to occur within 60 days of March 31, 2022.
(7)	Includes: (a) 291,513 shares held of record as of March 31, 2022 by Mr. McGonegal; (b) 5,000 shares underlying an equal number of RSUs, representing the remaining vested and unconverted portion of the 20,000 RSUs awarded on February 8, 2021 pursuant to the executive employment agreement between Riot and Mr. McGonegal, as amended effective on such date, which vested quarterly in arrears after the grant date; (c) 74,000 shares underlying an equal number of PSUs, representing the vested and unconverted portion of the total Target Award granted to Mr. McGonegal under the Performance Plan on August 12, 2021, which vested on January 10, 2022 (with respect to 44,000 PSUs) and April 13, 2022 (with respect to 24,000 PSUs) upon the Compensation and Human Resources Committee’s determination of the achievement of certain Performance Objectives as of December 31, 2021 and March 31, 2022, respectively. Does not include the shares underlying the remaining unvested portion of the total Target Award, which are subject to vesting that is not expected to occur within 60 days of March 31, 2022.
(8)	Ms. Brooks resigned as Riot’s Chief Operating Officer and from all other positions with the Company, effective as of April 7, 2022. She was appointed Chief Operating Officer as of April 6, 2021 and was a named executive officer of the Company for 2021. Her beneficial ownership of Riot’s securities for purposes of this table includes: (a) 99,562 shares held of record as of March 31, 2022 by Ms. Brooks; (b) 1,500 shares underlying an equal number of RSUs, representing the last tranche of the 6,000 RSUs awarded on April 6, 2021 pursuant to the executive employment agreement between Riot and Ms. Brooks, which vested quarterly in arrears following the grant date; (c) 1,500 shares underlying an equal number of RSUs, representing the last tranche of the 6,000 RSUs awarded on November 5, 2021 pursuant to the first amendment to the executive employment agreement between Riot and Ms. Brooks, which are subject to quarterly vesting in arrears following the grant date; (d) 25,000 shares underlying an equal number of RSUs, representing the first vesting tranche of the 75,000 RSUs awarded on April 7, 2022 pursuant to the Separation and Release Agreement between Riot and Ms. Brooks as compensation for certain transition services she is to provide following her resignation as Riot’s Chief Operating Officer, which are eligible to vest in three equal monthly tranches of 25,000 RSUs following the grant date; and (d) 20,000 shares underlying an equal number of PSUs, representing the vested and unconverted portion of the total Target Award granted to Ms. Brooks under the Performance Plan on August 12, 2021, which vested as of April 13, 2022 upon the Compensation and Human Resources Committee’s determination of the Company’s achievement of certain Performance Objectives as of March 31, 2022. Does not include the shares underlying the remaining unvested portion of the total Target Award, which are subject to vesting that is not expected to occur within 60 days of March 31, 2022.
(9)	Includes: (a) 24,789 shares held of record as of March 31, 2022 by Mr. Jackman; (b) 2,657 shares underlying an equal number of RSUs, representing the unvested portion that is expected to vest within 60 days of March 31, 2022 of the 10,630 RSUs awarded on July 5, 2021 pursuant to the executive employment agreement between Riot and Mr. Jackman, which are eligible to vest quarterly in arrears following the grant date; and (c) 50,000 shares underlying an equal number of PSUs, representing the vested and unconverted portion of the total Target Award granted to Mr. Jackman under the Performance Plan on August 12, 2021, which vested on January 10, 2022 (with respect to 36,000 PSUs) and April 13, 2022 (with respect to 14,000 PSUs) upon the Compensation and Human Resources Committee’s determination of the achievement of certain Performance Objectives as of December 31, 2021 and March 31, 2022, respectively. Does not include the shares underlying the remaining unvested portion of the total Target Award, which are subject to vesting that is not expected to occur within 60 days of March 31, 2022
(10)	Includes footnotes (2) through (9) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has one equity compensation plan, The Riot Blockchain, Inc. 2019 Equity Incentive Plan, as amended (the “2019 Plan”). On October 19, 2021, the Company’s stockholders approved the second amendment to its 2019 Equity Plan, which increased the number of shares of the Company’s common stock reserved for issuance by 4,400,000 shares. The Company currently provides stock-based compensation to employees, directors and consultants, under the 2019 Plan, as approved by the Company’s stockholders on October 23, 2019, and on November 12, 2020 with respect to the first amendment to the 2019 Plan and on October 19, 2021 with respect to the second amendment to the 2019 Plan. The Company’s previous 2017 Stock Incentive Plan, as amended (the “2017 Plan”), was replaced by the 2019 Plan, with the 2017 Plan continuing to govern the then outstanding grants and awards for 12,000 options and 114,103 shares of restricted common stock. No additional grants can be made under the 2017 Plan. The Company has reserved 3,554,111 common shares for issuance under the 2019 Plan.

The following table provides information as of December 31, 2021, about the shares of common stock that may be issued upon the vesting of performance and non-performance based restricted common stock under the 2019 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted common stock	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,182,298	$31.86	3,554,111
Equity compensation plans not approved by security holders	—	—	—
Total	4,182,298	$31.86	3,554,111

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Policy

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules. This includes current or proposed transactions in which the Company was or is to be a participant in which the amount involved exceeds the lower of either $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s executive officers, Directors, or stockholders (or groups of stockholders) owning more than 5% of the Company’s outstanding common stock, or any immediate family members of such persons (collectively a “Related Party”), has a direct or indirect material interest.  Our Audit Committee reviews and approves any transaction with a Related Party we propose to enter into. Our Audit Committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. Such transactions will be entered into only if found to be in the best interest of the Company and approved in accordance with the Company’s Code of Ethics, which is available on the “Investors” page of Company’s website, www.riotblockchain.com, under the “Governance” tab.

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

Director Independence

As discussed under the heading “Director Background and Qualifications” in Part III, Item 10, of this Annual Report, the Board of Directors have affirmatively determined that each of the three members of its three standing committees, Ms. Hannah Cho, Mr. Hubert Marleau, and Mr. Lance D’Ambrosio, are each deemed “independent” (as that term is defined under the applicable rules and regulations of the SEC and the Nasdaq Rules, including the additional Audit Committee member and Compensation and Human Resources Committee member independence standards set forth in the Nasdaq continued listing standards).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee Charter, which sets forth the rules adopted by the Board governing the conduct, role and responsibilities of the Audit Committee, currently requires the Audit Committee to review and pre-approve all audit and permissible non-audit services to be provided to the Company, whether provided by the Company’s independent auditors or other firms, an all other services (review, attestation and non-audit services) to be provided to the Company, the Audit Committee, or the Board, by the Company’s independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.  All of the services performed by the independent registered public accounting firm were approved by the Company’s Audit Committee and prior to performance. The Audit Committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

Aggregate fees billed or expected to be billed for professional services for the years ended December 31, 2021 and 2020 in the following categories and amounts were:

	2021	2020
Audit Fees (1)	$831,025	$413,545
Audit-Related Fees	—	—
Tax Fees (2)	55,220	47,250
All Other Fees	—	—
Total Fees	$886,245	$460,795

(1)	Audit fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees include services rendered by Marcum LLP, our independent registered accounting firm, for the 2021 and 2020 audits totaling $705,365 and $262,650, respectively. Fees also include services rendered by Marcum LLP for their reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during the first three quarters of 2021 and 2020 totaling $74,160 and $85,490. Audit fees include services, including services related to the review of our registration statements by Marcum LLP, in 2021 and 2020, totaling $51,500 and $65,405, respectively.
(2)	Tax Fees include fees for services rendered for tax compliance and related matters. There were no Tax Fees incurred with or services provided by our auditors, Marcum LLP in 2021 or 2020. Our principal accountant (through its full-time employees) performed all work regarding the audit of our financial statements for the most recently completed fiscal year.

 PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

2.	Financial Statement Schedules
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

10.41

Separation and Release Agreement between Riot Blockchain, Inc. and Megan M. Brooks, dated effective as of March 29, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 23, 2022). †

10.42

Sales Agreement, dated as of March 31, 2022, by and among Riot Blockchain, Inc. and its sales agents, Cantor Fitzgerald & Co., B. Riley Securities, Inc., BTIG, LLC, Roth Capital Partners, LLC, D.A. Davidson & Co., Macquarie Capital (USA) Inc., and Northland Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 31, 2022). †

14.	Code of Ethics

14	Code of Ethics and Business Conduct Adopted October 23, 2017 (Incorporated by reference to Exhibit 14 of the Current Report on Form 8-K filed October 25, 2017).

21.	List of Subsidiaries of Riot Blockchain, Inc.

23.	Consent of Independent Registered Public Accounting Firm.

23	Consent of Marcum LLP.

31	Certifications.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).

31.3	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer), with respect to this Amendment No. 1 *

31.4	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer, with respect to this Amendment No. 1 *

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

32.3

Section 1350 Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer (Principal Executive Officer), with respect to this Amendment No. 1. *

32.4

Section 1350 Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer (Principal Financial Officer), with respect to this Amendment No. 1. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_____________________

* Filed herewith.

† Portions of this exhibit have been omitted as confidential information.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf on May 2, 2022, by the undersigned thereunto duly authorized.

RIOT BLOCKCHAIN, INC.

/s/ Jeffrey McGonegal
Jeffrey McGonegal, Chief Financial Officer (principal financial officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on May 2, 2022 in the capacities indicated.

/s/ Jason Les
Jason Les, Chief Executive Officer (principal executive officer) and Director

/s/ Jeffrey McGonegal
Jeffrey McGonegal, Chief Financial Officer (principal financial officer)

/s/ Benjamin Yi
Benjamin Yi, Executive Chairman

/s/ Hannah Cho
Hannah Cho, Director

/s/ Lance D’Ambrosio
Lance D’Ambrosio, Director

/s/ Hubert Marleau
Hubert Marleau, Director

