Form 10-Q
period 2022-03-31
Riot Blockchain, Inc.
filed 2022-05-10
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(303) 794-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, no par value per share	RIOT	Nasdaq Capital Market

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

The number of shares of no-par value common stock outstanding as of May 6, 2022 was 127,033,283.

RIOT BLOCKCHAIN, INC.

i

RIOT BLOCKCHAIN, INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Blockchain, Inc.,” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the documents incorporated by reference herein contain forward-looking statements that involve risks and uncertainties, including those discussed under the heading “Risk Factors” in this Quarterly Report and under similar headings in the other filings we make with the Securities and Exchange Commission (the “SEC”), and are based on management’s assumptions and beliefs about the future that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements contained in this Quarterly Report and the documents incorporated by reference herein other than statements of historical fact, such as those set forth under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, are statements that could be deemed forward-looking statements. Such forward-looking statements may include, without limitation, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments, such as our investment in our development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware and our planned one gigawatt data center development in Corsicana, Texas; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards we earn from our mining operations; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and our assumptions and beliefs underlying or based upon any of the foregoing. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” or the negative of these words, and similar words or expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking, and you should consider any statement contained in this Quarterly Report or the documents incorporated by reference herein other than statements of historical fact to be a “forward-looking statement” within the meaning of this cautionary note. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date such statements are made and are not guarantees of future performance or actual results. The following are some of the risks, factors and uncertainties which we believe could cause our actual results to differ materially from our historical results or our current expectations or projections expressed in or underlying such forward-looking statements:

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

• our Bitcoin mining operations are capital-intensive and can only be successful if our mining costs are lower than the value of the Bitcoin we mine, which has been subject to significant price volatility; therefore, our ability to make accurate projections about our business and future contingencies is significantly impaired as a result of this price volatility and other risks largely outside of our control, such as our suppliers’ inability to perform or timely deliver the new miners, parts, or services we purchase from them, as well as other risks we may not anticipate;

ii

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

• we have made, and expect to continue to make, strategic acquisitions and investments, including our recent decision to develop a second large-scale Bitcoin mining and data center facility in Corsicana, Texas, which entail significant risks and uncertainties that could adversely affect our business, results of operations, and financial condition, such as unforeseen difficulties in integrating the operations of an acquired business into our own, and we may fail to realize the anticipated benefits of these acquisitions on the schedule we expect, if at all;

• we expect to need to raise additional capital, in the form of equity or debt, to fund our business objectives, goals, and strategies; however, volatility in the trading price of shares of our common stock and the price of Bitcoin may jeopardize our ability to raise the necessary capital;

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

iii

Additional details and discussions concerning some of the various risks, factors and uncertainties that could cause future results to differ materially from those expressed or implied in our forward-looking statements are set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended (the “2021 Annual Report”), as well as those which may be disclosed in current reports on Form 8-K and other subsequent filings we make with the SEC. The foregoing list of factors and the factors set forth under the heading “Risk Factors” included in our 2021 Annual Report, this Quarterly Report, and the other filings we make with the SEC are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material may adversely impact our business, financial condition, results of operations and cash flows. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Accordingly, you should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from our historical results and from those expressed in or implied by the forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein. The forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

iv

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$113,581	$312,315
Accounts receivable	16,019	15,398
Costs and estimated earnings in excess of billings	11,058	9,862
Prepaid expenses and other current assets	20,958	7,135
Cryptocurrencies	189,634	159,544
Future power credits, current portion	79,261	58,481
Investments in marketable equity securities, at fair value	9,193	10,804
Total current assets	439,704	573,539

Property and equipment, net	325,132	262,980
Deposits	330,360	266,170
Intangible assets, net	13,723	14,162
Goodwill	349,148	349,063
Derivative asset	69,762	26,079
Right of use assets	21,616	13,189
Future power credits, less current portion	—	25,447
Other long-term assets	310	310
Total assets	$1,549,755	$1,530,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,269	$20,037
Billings in excess of costs and estimated earnings	4,963	5,264
Accrued compensation	2,629	5,927
Accrued expenses	13,801	16,144
Deferred revenue, current portion	2,747	2,843
Contingent consideration liability - future power credits, current portion	79,261	58,481
Operating lease liability, current portion	1,507	1,182
Total current liabilities	116,177	109,878

Deferred revenue, less current portion	19,328	19,796
Operating lease liability, less current portion	20,346	12,256
Contingent consideration liability - future power credits, less current portion	—	25,447
Other long-term liabilities	6,220	6,242
Total liabilities	162,071	173,619

Commitments and contingencies - Note 16

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
0% Series B Convertible stock, 1,750,001 shares authorized; no shares issued and outstanding as of March 31, 2022 and 2,199 shares issued and outstanding as of December 31, 2021, liquidation preference over common stock, equal to carrying value	—	11
Common stock, no par value; 170,000,000 shares authorized; 117,304,304 and 116,748,472 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,589,893	1,595,147
Accumulated deficit	(202,209)	(237,838)
Total stockholders' equity	1,387,684	1,357,320
Total liabilities and stockholders' equity	$1,549,755	$1,530,939

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Revenue, net - mining	$57,945	$23,173
Revenue, net - hosting	9,694	—
Revenue, net - engineering	12,124	—
Other revenue	24	24
Total revenue	79,787	23,197

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below)
Mining	19,094	7,534
Hosting	14,985	—
Engineering	11,549	—
Selling, general and administrative	10,910	5,462
Depreciation and amortization	14,245	2,846
Change in fair value of derivative asset	(46,235)	—
Change in fair value of contingent consideration	176	—
Realized gain on sale/exchange of cryptocurrencies	(9,236)	—
Impairment of cryptocurrencies	26,390	—
Total costs and expenses	41,878	15,842
Operating income	37,909	7,355

Other income (expense):
Interest and other income (expense)	(357)	175
Unrealized loss on marketable equity securities	(1,611)	—
Total other income (expense)	(1,968)	175

Net income before taxes	35,941	7,530

Current income tax expense	(312)	—

Net income	$35,629	$7,530

Basic net income per share	$0.30	$0.09
Diluted net income per share	$0.30	$0.09

Basic weighted average number of shares outstanding	117,042,347	83,163,400
Diluted weighted average number of shares outstanding	117,042,347	83,712,151

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2022	2,199	$11	116,748,472	$1,595,147	$(237,838)	$1,357,320
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	553,633	(8,307)	—	(8,307)
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—
Stock-based compensation	—	—	—	3,042	—	3,042
Net income	—	—	—	—	35,629	35,629
Balance as of March 31, 2022	—	$—	117,304,304	$1,589,893	$(202,209)	$1,387,684

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2021	4,199	$22	78,523,517	$506,961	$(229,912)	$277,071
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	202,395	(1,206)	—	(1,206)
Issuance of common stock related to exercise of warrants	—	—	415,657	806	—	806
Issuance of common stock for settlement of 1,257,235 warrants on a cashless basis	—	—	543,686	—	—	—
Issuance of common stock/At-the-market offering, net of offering costs of $2.1 million	—	—	4,433,468	82,680	—	82,680
Conversion of preferred stock to common stock	(2,000)	(11)	2,000	11	—	—
Stock-based compensation	—	—	—	936	—	936
Net income	—	—	—	—	7,530	7,530
Balance as of March 31, 2021	2,199	$11	84,120,723	$590,188	$(222,382)	$367,817

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$35,629	$7,530
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,042	936
Depreciation and amortization	14,245	2,846
Amortization of license fee revenue	(24)	(24)
Amortization of right of use assets	357	—
Income tax expense	312	—
Impairment of cryptocurrencies	26,390	—
Change in fair value of derivative asset	(43,683)	—
Change in fair value of contingent consideration	176	—
Realized gain on sale/exchange of cryptocurrencies	(9,236)	—
Unrealized loss on marketable equity securities	1,611	—
Cryptocurrencies - mining, net	(56,662)	(22,941)
Changes in assets and liabilities:
Proceeds from sale of cryptocurrencies	9,418	—
Accounts receivable	(621)	—
Costs and estimated earnings in excess of billings	(1,196)	—
Prepaid expenses and other current assets	(13,817)	628
Future power credits	4,667	—
Accounts payable	(8,768)	2,186
Billings in excess of costs and estimated earnings	(301)	—
Accrued compensation	(3,298)	—
Accrued expenses	(2,628)	2,850
Customer deposits	(22)	—
Deferred revenue	(540)	—
Lease liability	(369)	—
Net cash used in operating activities	(45,318)	(5,989)

Cash flows from investing activities
Deposits on equipment	(103,161)	(56,353)
Purchases of property and equipment, including construction in progress	(37,079)	(2,270)
Patent costs incurred	(26)	(38)
Net cash used in investing activities	(140,266)	(58,661)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	—	84,817
Offering costs for the issuance of common stock / At-the-market offering	—	(2,137)
Proceeds from exercise of common stock warrants	—	806
Payments on contingent consideration liability	(4,843)	—
Repurchase of common shares to pay employee withholding taxes	(8,307)	(1,206)
Net cash (used in) provided by financing activities	(13,150)	82,280

Net (decrease) increase in cash and cash equivalents	(198,734)	17,630
Cash and cash equivalents at beginning of period	312,315	223,382
Cash and cash equivalents at end of period	$113,581	$241,012

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deposits to property and equipment	$38,965	$18,716
Conversion of preferred stock to common stock	$11	$11
Construction in progress included in accrued expenses	$946	$—

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Operation of Our Business

Nature of Operations:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin. We also provide the critical mining infrastructure for our institutional-scale hosted clients to mine Bitcoin at our Bitcoin mining facility in Rockdale, Texas (the “Whinstone Facility”), and are beginning development of a second large-scale Bitcoin mining data center facility in Corsicana, Texas (the “Corsicana Facility”), which is expected to have approximately one gigawatt (“GW”) of capacity for both our Bitcoin mining operations and to host institutional-scale Bitcoin mining and data center clients. Our Whinstone Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently expanding its capacity and developing our new Corsicana Facility to expand our institutional-scale Bitcoin mining capacity.

We operate in an environment which is consistently evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on our capital.

As described in Note 17. “Segment Information” to these unaudited Notes to Condensed Consolidated Financial Statements, we operate in three business segments: (1) Bitcoin Mining (“Mining”), (2) Data Center Hosting (“Hosting”), and (3) Electrical Products and Engineering (“Engineering”).

Note 2. Liquidity and Financial Condition

At March 31, 2022, the Company had approximate balances of cash and cash equivalents of $113.6 million, working capital of $323.5 million, total stockholders’ equity of $1.4 billion and an accumulated deficit of $202.2 million. To date, the Company has, in large part, relied on equity financings to fund its operations. In March 2022, the Company sold 200 Bitcoin for proceeds of approximately $9.4 million, which was the Company’s first sale since 2020. The Company is monitoring its balance sheet on an ongoing basis, evaluating the level of Bitcoin retained from monthly production in consideration of operational and expansion cash requirements. The Company continues to hold a long-term view on its Bitcoin holdings and believes it is in the best interest of its stockholders to have Bitcoin on its balance sheet. The Company believes its current cash and Bitcoin on hand is sufficient to meet its operating and capital requirements for at least the next year from the date these unaudited condensed consolidated financial statements are issued.

During the three months ended March 31, 2022, the Company paid approximately $103.2 million as deposits primarily for miners and as of March 31, 2022, reclassified $39.0 million to property and equipment in connection with the deployment of miners at the Whinstone Facility. During the three months ended March 31, 2022, the Company received 6,894 miners at the Whinstone Facility.

2022 ATM Offering:

The Company entered into a Sales Agreement with Cantor Fitzgerald & Co., B. Riley Securities, Inc., BTIG, LLC, Roth Capital Partners, LLC, D.A. Davidson & Co., Macquarie Capital (USA) Inc., and Northland Securities, Inc. (the “Sales Agents”) dated March 31, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $500 million in shares of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “2022 ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. As of March 31, 2022, the Company had not received any proceeds from the 2022 ATM Offering. Subsequent to March 31, 2022, and as of the date of this filing, the Company received net proceeds on sales of 9.9 million shares of common stock under the Sales Agreement of approximately $140.3 million (after deducting $29 million in commissions and expenses) at a weighted average price of $14.44.

COVID-19:

The COVID-19 global pandemic has been unprecedented and unpredictable; its impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on our current assessment, however, we do not expect any material impact on our long-term development, our operations, or our liquidity due to the worldwide spread of COVID-19, other than the potential impacts of COVID-19 on global logistics discussed below. We are actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and industry.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Global Logistics:

Global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively mitigate any delivery delays to avoid materially impacting our miner deployment schedule, however, there are no assurances we will be able to continue to mitigate any such delivery delays in the future. Additionally, the expansion of the Whinstone Facility and the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and hold many of the required materials to help mitigate against global supply logistic and pricing concerns. We monitor developments in the global supply chain and how that may potentially impact our expansion plans. See the discussion under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and under Part I, Item 1A of the 2021 Annual Report for additional discussion regarding potential impacts the global supply chain crisis may have on our operations and plans for expansion.

Note 3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Amounts are in thousands except for share, per share and miner amounts.

The results for the unaudited condensed consolidated statements of operations are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022 or for any future interim period. The unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2021 and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 16, 2022.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and these accompanying notes. The reclassifications did not have a material impact on the Company's unaudited condensed consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Use of Estimates:

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s unaudited condensed consolidated financial statements include estimates associated with valuing contingent consideration for a business combination and periodic reassessment of its fair value, allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, revenue recognition, valuing the derivative asset classified under Level 3 fair value hierarchy, determining the useful lives and recoverability of long-lived assets, impairment analysis of goodwill and finite-lived intangibles, stock-based compensation, and the valuation allowance associated with the Company’s deferred tax assets.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Accounting Policies:

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2021 consolidated financial statements included in its 2021 Annual Report.

Segment and Reporting Unit Information:

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM is comprised of a committee of the Company’s executive officers. The Company has three operating segments as of March 31, 2022. See Note 17. “Segment Information” to these unaudited Notes to Condensed Consolidated Financial Statements.

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

Income Per Share:

Basic net income per share (“EPS”) of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company excludes its unvested restricted stock units (“RSUs”) and the holdback of 70,165 shares as security for the ESS Metron sellers’ indemnification obligations under the December 1, 2021 membership interest purchase agreement covering the acquisition, from the net income (loss) per share calculation.

For the three months ended March 31, 2022 and 2021, the Company recorded net income and therefore, earnings per share was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock shares, warrants and the outstanding shares of the Company’s 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, restricted stock awards and warrants. Potentially dilutive shares issuable upon conversion of our Series B Preferred Stock for 2021, are calculated using the if-converted method. During the three months ended March 31, 2022, the remaining 2,199 shares of the Series B Preferred Stock outstanding as of January 1, 2022 were converted into 2,199 shares of the Company’s common stock.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted income per share:
Net income	$35,629	$7,530

Basic weighted average number of shares outstanding	117,042,347	83,163,400
Add:		—
Options to purchase common stock	—	10,788
Warrants to purchase common stock	—	530,623
Unvested restricted stock awards	—	4,712
Convertible Series B preferred shares	—	2,628
Diluted weighted average number of shares outstanding	117,042,347	83,712,151

Basic net income per share	$0.30	$0.09

Diluted net income per share	$0.30	$0.09

Recently Issued and Adopted Accounting Pronouncements:

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s unaudited condensed consolidated financial statements properly reflect the change.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Acquisitions

Acquisition of ESS Metron:

On December 1, 2021, the Company acquired 100% of the equity interests of ESS Metron. ESS Metron is based in Denver, Colorado, operating from facilities totaling approximately 121,000 square feet. The facilities are subject to long-term lease agreements.

The acquisition-date fair value of the total consideration transferred was comprised of $25 million of cash, adjusted for net working capital and other items, and 715,413 shares of the Company’s common stock, no par value, with a fair value of approximately $26.7 million. Of the 715,413 shares of common stock, 645,248 shares were issued upon closing, and the remaining 70,165 shares were withheld as security for the sellers’ indemnification obligations for 18 months following the transaction closing date.

Other than an insignificant post-closing settlement of preliminary net working capital pursuant to the Membership Interest Purchase Agreement dated December 1, 2021, there have been no adjustments to the provisional purchase price and fair value estimates presented in Note 4. “Acquisitions” of the 2021 Annual Report. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the acquisition date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Acquisition of Whinstone:

On May 26, 2021, the Company acquired 100% of the equity interests of Whinstone US, Inc. (“Whinstone”), the owner and operator of a Bitcoin mining and hosting facility, for approximately $460 million (the “Whinstone Acquisition”). The assets and operations of Whinstone increases the scale and scope of Riot’s operations, which is a foundational element in the Company’s strategy to become an industry-leading Bitcoin mining platform on a global scale.

The acquisition-date fair value of the total consideration transferred was comprised of $80 million of cash, adjusted for net working capital and other items, and 11.8 million shares of the Company’s common stock, no par value, with a fair value of approximately $326 million. As part of cash at closing, net debt outstanding from Whinstone to its parent (Whinstone Seller) totaling approximately $38 million was repaid and certain seller transaction costs were paid. The Company also agreed to pay Seller up to approximately $86 million (undiscounted) in additional consideration if certain future power credits are realized by Whinstone.

There have been no adjustments to the provisional purchase price and fair value estimates presented in Note 4. “Acquisitions”, of the 2021 Annual Report.  The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, during the second quarter of 2022, but not later than one year from the Acquisition Date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Pro Forma Information (Unaudited):

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Whinstone and ESS Metron as if the companies were combined as of January 1, 2020. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition. The pro forma information excludes acquisition-related costs of $21.3 million as these costs were included in pro forma net income for the year ended December 31, 2020. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2020, or of future results of the consolidated entities. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company (in thousands).

Three Months Ended March 31, 2021
Total revenue	$39,399
Net income	$98,917

Note 5. Revenue from Contracts with Customers

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

Disaggregated revenue:

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

Schedule of Disaggregated Revenue

	Three Months Ended March 31,
	2022	2021
Mining	$57,945	$23,173
Hosting	9,694	—
Engineering	12,124	—
Other	24	24
Total revenue	$79,787	$23,197

Contract balances:

For the three months ended March 31, 2022 and 2021, the Company did not recognize material bad-debt expense. Contract assets consist of costs and estimated earnings in excess of billings on uncompleted engineering contracts. The balance was entirely from the ESS Metron acquisition and was $11.1 million and $9.9 million as of March 31, 2022 and December 31, 2021, respectively.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for data center hosting, billings in excess of costs and estimated earnings on uncompleted engineering contracts and the upfront license fee generated from our legacy animal health business. The table below presents changes in the total deferred revenue liability and billings in excess of costs and estimated earnings, for the three months ended March 31, 2022 (in thousands):

Beginning balance - January 1, 2022	$27,903
Revenue recognized	(865)
Ending balance - March 31, 2022	$27,038

Transaction price allocated to remaining performance obligations:

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. Amounts related to Bitcoin mining are not included because the Company elected the practical expedient to not disclose amounts related to contracts with a duration of one year or less.

Additionally, we have elected to use the practical expedient to not adjust the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and our performance is one year or less.

Note 6. Cryptocurrencies

The following table presents additional information about Bitcoin:

Beginning balance - January 1, 2022	$159,544
Revenue recognized	57,945
Proceeds from sale	(10,701)
Realized gain on sale/exchange	9,236
Impairment	(26,390)
Ending balance - March 31, 2022	$189,634

Note 7. Investments in Marketable Equity Securities

During the three months ended March 31, 2022, the Company recorded an unrealized loss on 3.2 million shares of Mogo Inc. of approximately $1.6 million based on the closing price per share of Mogo common stock on NASDAQ on March 31, 2022 of $2.91. The daily share price is extremely volatile and may be more or less than the amount recorded as of March 31, 2022.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Note 8. Property and Equipment

Property and equipment:

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	Life (Years)	March 31, 2022	December 31, 2021
Buildings and improvements	10-25	$144,230	$78,548
Miners and mining equipment	2	130,475	87,921
Machinery and facility equipment	5-7	15,358	12,373
Office and computer equipment	3	1,061	1,007
Construction in progress		78,374	113,598
Total cost of property and equipment		369,498	293,447
Less accumulated depreciation		(44,366)	(30,467)
Property and equipment, net		$325,132	$262,980

During the three months ended March 31, 2022, the Company received 6,894 miners related to its current purchase contracts with Bitmain and, as of March 31, 2022, had deployed a total of 42,919 miners in its mining operation.

During the three months ended March 31, 2022, the Company paid approximately $103.2 million as deposits, primarily for miners, which are scheduled to be delivered on a monthly basis through December 2022. As of March 31, 2022, the Company reclassified $39.0 million to property and equipment in connection with the deployment of miners at the Whinstone Facility. During the three months ended March 31, 2022, the Company received 6,894 miners at the Whinstone Facility.

During the year ended December 31, 2021, we entered into six additional purchase agreements with Bitmain to acquire 52,500 Antminer model S19j (90 Terahash per second) (“TH/s”) miners and 30,000 of their latest Antminer model S19XP (140 TH/s) miners for a combined total purchase price of approximately $535.0 million. Pursuant to these agreements, approximately $214.4 million remains payable to Bitmain in installments in advance of shipment of the miners, which is scheduled to occur on a monthly basis through December 2022.

Depreciation and amortization expense related to property and equipment totaled approximately $13.9 million and $2.8 million, for the three months ended March 31, 2022 and 2021, respectively.

Depreciation is computed on the straight-line basis for the periods the assets are in service.

Riot Blockchain, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

Commitment:

As of March 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 41,601 new S19j-Pro model miners and 30,000 new S19XP model miners, scheduled to be delivered through December 2022, and had paid a deposit of 62% of the total purchase price. A summary of the purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) is summarized as follows (in thousands):

Agreement Date *	Original Purchase Commitment	Additional Purchases	Open Purchase Commitment	Deposit Balance	Expected Shipping
April 5, 2021	$138,506	$11,950	$35,488	$114,968	Second Quarter 2022 - Fourth Quarter 2022
October 29, 2021	56,250	—	22,500	33,750	Second Quarter 2022 - Third Quarter 2022
November 22, 2021	32,550	—	15,278	17,272	Third Quarter 2022 - Fourth Quarter 2022
December 10, 2021	97,650	—	45,833	51,817	Third Quarter 2022 - Fourth Quarter 2022
December 24, 2021	202,860	—	95,256	107,604	Third Quarter 2022 - Fourth Quarter 2022
Total	$527,816	$11,950	$214,355	$325,411

* Pursuant to the Company’s agreements with Bitmain, the Company is responsible for all shipping charges incurred in connection with the delivery of the miners.

Note 9. Intangible Assets, net

Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	Gross book value	Accumulated amortization	Net book value	Weighted-average life (years)
Customer contracts	$6,300	$(207)	$6,093	10
Trademark	5,000	(166)	4,834	10
UL Listings	2,700	(75)	2,625	12
Patents	559	(388)	171	Various
Intangible assets, net as of March 31, 2022	$14,559	$(836)	$13,723

	Gross book value	Accumulated amortization	Net book value	Weighted-average life (years)
Customer contracts	$6,300	$(51)	$6,249	10
Trademark	5,000	(42)	4,958	10
UL Listings	2,700	(19)	2,681	12
Patents	742	(468)	274	Various
Intangible assets, net as of December 31, 2021	$14,742	$(580)	$14,162

The intangible assets are being amortized over their respective original useful lives, which range from 10-12 years. The Company recorded amortization expense of $0.4 million and $0.02 million for the three months ended March 31, 2022 and 2021, respectively.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated future amortization expense associated with intangible assets is as follows:

Estimated amortization expense
For the nine months ending December 31, 2022	$1,067
For the year ending December 31, 2023	1,390
For the year ending December 31, 2024	1,380
For the year ending December 31, 2025	1,378
For the year ending December 31, 2026	1,376
For the year ending December 31, 2027	1,367
For the year ending December 31, 2028 and thereafter	5,765
Total	$13,723

Note 10. Long-Term Assets

Deposits:

Deposits consisted of the following as of March 31, 2022:

Deposits on equipment
Beginning balance	$261,215
Additions	103,161
Reclassification to property and equipment	(38,965)
Ending balance	325,411
Security deposits	4,949
Deposits at March 31, 2022	$330,360

Deposits on Equipment:

During the three months ended March 31, 2022, the Company paid approximately $103.2 million as deposits, primarily for miners, and, as of March 31, 2022, reclassified $39.0 million to property and equipment in connection with the deployment of miners at the Whinstone Facility. See Note 8. “Property and Equipment” to these unaudited Notes to Condensed Consolidated Financial Statements.

Right of Use Assets:

See Note 12. “Leases” to these unaudited Notes to Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Accrued Expenses

As of March 31, 2022 and December 31, 2021, the Company’s accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Construction in progress	$946	$12,110
Power supply	10,402	—
Compensation	2,629	5,927
Insurance	—	2,507
Other	2,453	1,527
Total accrued expenses	$16,430	$22,071

Note 12. Leases

At March 31, 2022, the Company had operating lease liabilities and right of use assets for its offices, manufacturing facilities of ESS Metron, and a ground lease at the Whinstone Facility that expire on various dates through January 2032, inclusive of extension options the Company is reasonably certain will be exercised.

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

As of March 31, 2022 and December 31, 2021, the right of use assets were $21.6 million and $13.2 million, respectively, and the operating lease liabilities were $21.9 million and $13.4 million, respectively, in the accompanying unaudited condensed consolidated balance sheets related to our ground lease and office leases. Operating lease right of use assets are included within long-term assets on the unaudited condensed consolidated balance sheets.

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

During the three months ended March 31, 2022, the Company executed a third lease amendment to the ground lease for the Whinstone facility, to add a second 100-acre tract of real property contiguous to the existing 100-acre tract on which the existing Whinstone Facility sits for an additional $0.9 million in annual payments. The initial term of the lease is scheduled to expire on January 31, 2032. Concurrent with this third amendment, the Company executed a first amendment to the water reservation agreement to obtain additional water from a nearby lake to be used by the Company for commercial purposes, such as evaporative cooling in our data center facility, for an additional $1.0 million in annual payments. The term of the original water reservation agreement was reset for a period of twelve years from the original commencement date of April 2021, now expiring on January 31, 2032.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense for the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31,
Lease cost	2022
Operating lease cost	$622
Variable lease cost(1)	45
Total rent expense	$667

(1)	Amounts primarily include common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Other Information

Three Months Ended March 31,
Other information	2022
Operating cash flows from operating leases	$—
Right of use assets exchanged for new operating lease liabilities	$8,784
Weighted-average remaining lease term – operating leases (years)	6.9
Weighted-average discount rate – operating leases	6.5%

The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2022 under ASC 842 (in thousands):

	Ground lease	Office and other leases	Total
Nine months ending December 31, 2022	$1,412	$743	$2,155
2023	1,935	1,012	2,947
2024	1,993	1,001	2,994
2025	2,053	908	2,961
2026	2,114	822	2,936
2027	2,178	839	3,017
Thereafter	9,664	6,030	15,694
Total undiscounted lease payments	21,349	11,355	32,704
Less present value discount	(6,555)	(4,296)	(10,851)
Present value of lease liabilities	$14,794	$7,059	$21,853

We recognize ground lease expense in cost of revenues - hosting, and office and other lease expense in selling, general and administrative expenses, respectively, in the accompanying unaudited condensed consolidated statements of operations.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Stockholders’ Equity

Preferred stock:

During the three months ended March 31, 2022, the remaining 2,199 shares of the Company’s 0% Series B Convertible Preferred Stock were converted to 2,199 shares of its common stock.

Common Stock:

During the three months ended March 31, 2022, the Company granted 50,304 service-based restricted stock units with a fair value of approximately $1.0 million and 365,500 performance-based restricted stock units with a fair value of approximately $7.3 million.

During the three months ended March 31, 2022, 978,773 shares of common stock were issued to the Company’s officers and employees in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Riot Blockchain, Inc. 2019 Equity Incentive Plan, as amended (the “2019 Equity Plan”). The Company withheld 425,140 of these shares at a fair value of approximately $8.3 million, to cover withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan.

During the three months ended March 31, 2022 the Company did not sell any shares of common stock or receive any proceeds from the 2022 ATM Offering.

Note 14. Restricted Common Stock, Stock Options, Restricted Stock Units (“RSUs”) and Warrants

Stock-Based Compensation:

The Company’s stock-based compensation expenses recognized during the three months ended March 31, 2022 and 2021 were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed consolidated statements of operations.

The Company recognized stock-based compensation expense during the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
	2022	2021
Service-based restricted stock awards	$1,282	$936
Performance-based restricted stock awards	1,760	—
Total stock-based compensation	$3,042	$936

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Common Stock Awards:

Performance-based RSUs

A summary of the Company’s unvested performance-based restricted stock units for the three months ended March 31, 2022 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	3,404,585	$36.68
Granted	365,500	20.09
Vested	(383,574)	36.66
Unvested at March 31, 2022	3,386,511	$34.89

During the three months ended March 31, 2022, the Company awarded 365,500 performance-based restricted shares of common stock under the 2019 Equity Plan to employees, which are eligible to vest upon the successful completion of specified milestones related to added infrastructure capacity and financial targets over a three-year performance period ending on December 31, 2023.

The value of performance-based restricted stock grants is measured based on their fair market value on the date of grant and amortized over their respective estimated implicit service periods. As of March 31, 2022, there was approximately $31.0 million of total unrecognized compensation cost related to performance-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately seven months.

Service-based RSUs

A summary of the Company’s unvested service-based restricted stock units for the three months ended March 31, 2022 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	610,561	$5.93
Vested	(570,524)	3.93
Granted	50,304	19.41
Unvested at March 31, 2022	90,341	$26.06

The value of service-based restricted stock grants is measured based on their fair market value on the date of grant and amortized over their respective vesting periods. During the three months ended March 31, 2022, the fair value of awards granted totaled $1.0 million and as of March 31, 2022, there was approximately $1.9 million of total unrecognized compensation cost related to unvested service-based restricted common stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately five months.

Other Common Stock Purchase Warrants:

As of March 31, 2022, the Company issued a warrant to purchase up to 63,000 shares of the Company’s common stock at a purchase price of $48.37 per share to XMS Capital Partners, LLC (“XMS”) as partial payment for its advisory services in connection with the Company’s Whinstone Acquisition. The warrant can be exercised any time through August 12, 2026.

No warrants were issued during the three months ended March 31, 2022.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2022, and December 31, 2021:

	Fair value measured at March 31, 2022
	Total carrying value at March 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$69,762	$—	$—	$69,762
Contingent consideration liability	$79,261	$—	$—	$79,261

	Fair value measured at December 31, 2021
	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$26,079	$—	$—	$26,079
Contingent consideration liability	$83,928	$—	$—	$83,928

Level 3 Assets:

Power Supply Agreement

During the year ended December 31, 2021, the Company recorded a derivative asset related to its Power Supply Agreement with TXU Energy Retail Company LLC (“TXU”), the energy supplier to the Company’s Whinstone Facility (the “Power Supply Agreement”). The Power Supply Agreement was classified as a derivative asset and measured at fair value on the date of the Company’s acquisition of Whinstone, with changes in fair value recognized in change in fair value of derivative asset in operating income or loss on the accompanying unaudited condensed consolidated statements of operations. The contract was not designated as a hedging instrument. Prior to the Whinstone Acquisition, the Company did not have any derivative contracts. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, our discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in April 2030. The discount rate utilized of approximately 21% includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

The terms of the Power Supply Agreement require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. The margin-based collateral requirement to the Company was zero as of March 31, 2022 and December 31, 2021.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Liabilities:

Business Combination Contingent Consideration

The Company recorded a Level 3 financial liability during the year ended December 31, 2021, relating to the contingent consideration arrangement arising from the acquisition of Whinstone. Contingent consideration represents an obligation of the Company to transfer cash to Northern Data AG (“Whinstone Seller”) when Whinstone realizes or receives a benefit from utilization of certain defined power credits. The Company estimated the fair value of the contingent consideration using a discounted cash flow analysis, which includes estimates of both the timing and amounts of potential future power credits. These estimates were determined using the Company’s historical consumption quantities and patterns combined with management’s expectations of its future consumption requirements, which require significant judgment and depend on various factors outside the Company’s control, such as construction delays. The discount rate of approximately 2.5% includes observable market inputs, such as TXU’s parent company’s Standard & Poor’s credit rating of BB, but also includes unobservable inputs such as interest rate spreads, which were estimated based on qualitative judgment related to company-specific risk factors. Specifically, due to the power credits being subordinated obligations for TXU’s parent, we used one credit rating lower than BB in our yield curve to estimate a reasonable interest rate spread to determine the cost of debt input. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 21%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

Changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with the asset within the Level 3 category includes changes in fair value that were attributable to unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

Derivative Asset
Balance as of January 1, 2022	$26,079
Change in fair value	43,683
Balance as of March 31, 2022	$69,762

For the three months ended March 31, 2022, there was a change of approximately $43.7 million in Level 3 assets measured at fair value. Additionally, during the three months ended March 31, 2022, power sales back into the Electric Reliability Council of Texas (“ERCOT”) marketplace through Whinstone’s participation in ERCOT’s energy demand response programs totaled $2.5 million and were recorded in change in fair value of derivative asset in the unaudited condensed consolidated statements of operations. There were no Level 3 assets for the three months ended March 31, 2021.

The following table presents the changes in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

Contingent Consideration Liability
Balance as of January 1, 2022	$83,928
Payments to Whinstone Seller	(4,843)
Change in fair value	176
Balance as of March 31, 2022	$79,261

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2022, the change in Level 3 liabilities measured at fair value was $0.2 million. There were no Level 3 liabilities for the three months ended March 31, 2021. The Company’s estimated liability for contingent consideration represents potential payments of additional consideration for the Whinstone Acquisition, payable if Whinstone realizes or receives a benefit from utilization of certain defined power credits. During the three months ended March 31, 2022, the Company paid approximately $4.8 million of the contingent consideration liability. Changes in the fair value of contingent consideration are recorded in the unaudited condensed consolidated statements of operations within change in fair value of contingent consideration.

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

Note 16. Commitments and Contingencies

Commitments:

Operating Leases:

The Company leases its primary office locations, manufacturing facilities and hosting facilities, as well as a ground lease, under noncancelable lease agreements that expire on varying dates through 2032. See Note 12. “Leases” to these unaudited Notes to Condensed Consolidated Financial Statements.

Water Reservation Agreement:

Whinstone executed a water reservation agreement in April 2021 with the lessor of the ground lease to obtain a certain quantity of water from a nearby lake to be used by the Company for evaporative cooling at our Whinstone Facility. During the three months ended March 31, 2022, and concurrent with the third amendment to the ground lease described in Note 12. “Leases” to these unaudited Notes to Condensed Consolidated Financial Statements, the Company executed a first amendment to the water reservation agreement to obtain additional water for the expanded lease area, for an additional $1.0 million in annual payments. The term of the water reservation agreement was reset for a period now expiring on January 31, 2032 and requires total annual payments of approximately $2.0 million.

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

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Contingencies:

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

Class Actions and Related Claims

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Company’s stockholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3: 18-cv-02293. On April 18, 2018, Joseph J. Klapper, Jr., filed a complaint against Riot Blockchain, Inc., and certain of its officers and directors in the United District Court for the District of New Jersey, Klapper v. Riot Blockchain Inc., et al., Case No. 3: 18-cv-8031. The complaints contained substantially similar allegations, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of stockholders that purchased stock from November 13, 2017 through February 15, 2018. The complaints alleged that the Company and certain of its officers and directors made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding its business plan in connection with its cryptocurrency business. The complaints request damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

On November 6, 2018, the court in the Takata action issued an order consolidating Takata with Klapper into a single putative class action. On April 30, 2020, the court granted Defendants’ motions to dismiss the consolidated complaint, which resulted in the dismissal of all claims without prejudice.

On December 24, 2020, Lead Plaintiff filed another amended complaint. On April 8, 2022, the court again granted Defendants’ motions to dismiss the operative complaint without prejudice.  On May 9, 2022, Lead Plaintiff filed a motion for leave to file another amended complaint. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Shareholder Derivative

In 2018, five shareholder derivative actions were filed on behalf of the Company. The complaints in each of these actions contain allegations similar to the allegations set forth in the shareholder class action complaint pending in the United States District Court for the District of New Jersey and seek recovery against the Company and certain of the Company’s officers and directors and an investor for alleged claims including breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and mismanagement. Each of the complaints also seek unspecified monetary damages and corporate governance changes. All of the cases have been stayed pending resolution of the motion to dismiss in the securities class action pending in the United States District Court for the District of New Jersey, except for one matter (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18, Supreme Court of the State of New York, County of Nassau) in which the court has adjourned the preliminary conference until June 21, 2022 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Note 17. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has three reportable segments: Mining, Hosting, and Engineering. The guidance requires that segment disclosures present the measure(s) used by the CODM to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of our three reporting segments to assess the performance of the business of our reportable operating segments.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments. $29.4 million of goodwill from the ESS Metron acquisition is allocated to our Engineering segment and $319.7 million of goodwill from the Whinstone Acquisition is allocated to our Hosting segment.

The Mining segment generates revenue from the Bitcoin the Company earns through its mining activities. The Hosting segment generates revenue from long-term customer contracts for the provision/consumption of electricity, construction of infrastructure, operation of data centers and maintenance/management of computing capacity from the Company’s data center facility in Rockdale, Texas. The Engineering segment generates revenue through customer contracts for custom engineered electrical products.

The Hosting segment purchases custom engineered electrical products from the Engineering segment in the ordinary course of business. Effective January 1, 2022, the Mining segment entered into a colocation services agreement with the Hosting segment whereby the Mining segment is charged a base colocation fee per miner deployed at Whinstone plus a performance fee calculated as a percentage of gross mining profit. The revenue and cost of revenues from intersegment transactions have been eliminated in the consolidated statements of operations in accordance with U.S. GAAP. For purposes of segment reporting, the revenues and cost of revenues for each segment are presented in the table below on a stand-alone basis, with the intersegment eliminations presented separately, such that total revenue and total cost of revenues total to the consolidated statements of operations. All other revenues are from external customers. No single third-party customer or related group of third-party customers contributed 10% or more of the Company’s total consolidated revenue during the three months ended March 31, 2022 and 2021. However, two customers accounted for nearly all of the Company’s third-party Hosting revenue.

For the three months ended March 31, 2022, approximately 57% of the Company’s mining revenue was generated from our Whinstone Facility in Rockdale, Texas, and the remaining 43% was generated from the Coinmint Facility in New York.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

The following table details revenue and cost of revenues for the Company's reportable segments for the three months ended March 31, 2022 and 2021, and reconciles to net income (loss) on the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2022	2021
Reportable segment revenue:
Revenue, net - mining	$57,945	$23,173
Revenue, net - hosting	21,039	—
Revenue, net - engineering	15,238	—
Other revenue	24	24
Eliminations	(14,459)	—
Total segment and consolidated revenue	79,787	23,197
Reportable segment cost of revenues (exclusive of depreciation and amortization shown below):
Cost of revenues - mining	23,931	7,534
Cost of revenues - hosting	21,492	—
Cost of revenues - engineering	13,552	—
Eliminations	(13,347)	—
Total segment and consolidated cost of revenues (exclusive of depreciation and amortization shown below)	45,628	7,534
Reconciling Items:
Selling, general and administrative	(10,910)	(5,462)
Depreciation and amortization	(14,245)	(2,846)
Change in fair value of derivative asset	46,235	—
Change in fair value of contingent consideration	(176)	—
Realized gain on sale/exchange of cryptocurrencies	9,236	—
Impairment of cryptocurrencies	(26,390)	—
Interest and other income (expense)	(357)	175
Unrealized loss on marketable equity securities	(1,611)	—
Current income tax expense	(312)	—
Net income	$35,629	$7,530

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Note 18. Subsequent Events

Acquisition of Corsicana Facility Land Site:

Subsequent to March 31, 2022, the Company announced that it has initiated a large-scale development to expand its Bitcoin mining and hosting capabilities in Navarro County, Texas with the acquisition of the 265-acre site where the anticipated 1 GW Corsicana Facility will be constructed. The initial development phase of the Corsicana Facility involves the development of 400 MW of Bitcoin mining capacity on the 265-acre site dedicated to immersion-cooled Bitcoin mining and hosting, with operations expected to commence following completion of construction in July 2023.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, transmission construction, along with construction of ancillary buildings and four buildings utilizing the Company’s immersion-cooling infrastructure and technology. The Company estimates that the total cost of the first phase of the Expansion will be approximately $333 million, which is scheduled to be invested over the remainder of 2022, 2023, and the first quarter of 2024.

Sales of Common Stock:

Subsequent to March 31, 2022, in connection with the Company’s 2022 ATM Offering (see Note 2. “Liquidity and Financial Condition” to these unaudited Notes to Condensed Consolidated Financial Statements), the Company received net proceeds of approximately $140.3 million from the sale of 9.9 million shares of common stock.

Employee Equity Grants:

Subsequent to March 31, 2022, the Company granted 382,080 restricted stock units at a fair value of approximately $6.1 million under the 2019 Equity Plan, including: (a) 184,680 service-based RSUs with a fair value of approximately $3.0 million, which are eligible to vest in quarterly tranches following the grant date, subject to the recipient’s continued employment with the Company through the vesting date; and (b) 197,400 performance-based RSUs with a fair value of approximately $3.1 million, which are eligible to vest based on the Company’s achievement of certain performance objectives, as specified under the performance-based restricted stock unit plan adopted on August 12, 2021 under the 2019 Equity Plan.

Subsequent to March 31, 2022, 36,156 shares of common stock were issued to the Company’s officers and employees in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Plan. The Company withheld 7,277 of these shares at a fair value of approximately $0.1 million, in satisfaction of withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan and approved by the Compensation Committee of the Company’s Board of Directors.

Sale of Bitcoin:

Subsequent to March 31, 2022, the Company sold 250 Bitcoin at an average sales price of approximately $40,056 for proceeds of approximately $10.0 million and an estimated gain on sale of $8.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the fiscal year ended December 31, 2021, as included in our 2021 Annual Report. In addition to historical consolidated financial information, the following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and our actual results could differ materially from those discussed in these forward-looking statements. Further, these forward-looking statements should not be construed either as assurances of performance or as promises of a given course of action. You should review the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report for a discussion of factors that could cause actual results to differ materially - and potentially adversely - from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.

Business Overview:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin. We also provide the critical mining infrastructure for our institutional-scale hosted clients to mine Bitcoin at our Bitcoin mining facility in Rockdale, Texas (the “Whinstone Facility”), and are beginning development of a second large-scale Bitcoin mining data center facility in Corsicana, Texas (the “Corsicana Facility”), which is expected to have approximately one gigawatt (“GW”) of capacity for both our Bitcoin mining operations and to host institutional-scale Bitcoin mining and data center clients. Our Whinstone Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently expanding its capacity and developing our new Corsicana Facility to expand our institutional-scale Bitcoin mining capacity.

We operate in an environment which is consistently evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on our capital.

2022 Trends

We anticipate that 2022 will be a year of consolidation in the Bitcoin mining industry, and we believe that, given our relative position in the competitive landscape, we are likely positioned to benefit from this consolidation. As a result of any strategic action undertaken by us, our business and financial results may change significantly. We are continuously evaluating strategic opportunities we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry. See Part I, Item 1A. “Risk Factors” of our 2021 Annual Report for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Bitcoin Mining

The Company’s current focus is on its mining operation, and during the three months ended March 31, 2022, it continued to deploy miners with the objective of increasing the Company’s operational efficiency and performance.

At March 31, 2022, our Mining business operated approximately 42,919 ASIC miners, with a hash rate capacity of 4.3 exahash per second (“EH/s”). In the three months ended March 31, 2022, we mined 1,405 Bitcoin, which represented an increase of 186% over the 491 Bitcoin we mined in the three months ended March 31, 2021. Based on our existing operations and expected deliveries of miners pursuant to our purchase orders with their manufacturer, Bitmain, we anticipate we will have approximately 120,146 miners in operation, with a hash rate capacity of 12.8 EH/s, utilizing approximately 370 MW of capacity by January 2023.

Miner Purchases and Deployments

At March 31, 2022, we had purchased, received and/or deployed the following miners:

Number of miners
Miners deployed at January 1, 2022	30,907
Miners deployed during the three months ended March 31, 2022	12,012
Miners received during the three months ended March 31, 2022, but not yet deployed	5,626
Miners under contract, but not yet received	71,601

Total miners under contract, deployed or expected to be received, at March 31, 2022	120,146

As of March 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 41,601 new S19j-Pro model miners and 30,000 new S19XP model miners, scheduled to be delivered through December 2022. Pursuant to these agreements, approximately $214.4 million remains payable to Bitmain in installments in advance of shipment of the miners, which is scheduled to occur on a monthly basis through December 2022.

COVID-19

The COVID-19 global pandemic has been unprecedented and unpredictable; its impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on our current assessment, however, we do not expect any material impact on our long-term development, our operations, or our liquidity due to the worldwide spread of COVID-19, other than the potential impacts of COVID-19 on global logistics discussed below. We are actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and industry.

Global Logistics:

Global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively mitigate any delivery delays to avoid materially impacting our miner deployment schedule, however, there are no assurances we will be able to continue to mitigate any such delivery delays in the future. Additionally, the expansion of the Whinstone Facility and the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and hold many of the required materials to help mitigate against global supply logistic and pricing concerns. We monitor developments in the global supply chain and how that may potentially impact our expansion plans. See the discussion under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and under Part I, Item 1A of the 2021 Annual Report for additional discussion regarding potential impacts the global supply chain crisis may have on our operations and plans for expansion.

Summary of Mining Results

The following table presents additional information about our Mining activities, including Bitcoin production and sales of the Bitcoin the Company mined during the three months ended March 31, 2022, and 2021 ($ in thousands):

	Quantities
	of Bitcoin	Amounts
Balance at January 1, 2022	4,884	$159,544
Revenue recognized	1,405	57,945
Proceeds from sale	(200)	(9,418)
Exchange of Bitcoin for employee compensation	(27)	(1,283)
Realized gain on sale/exchange	—	9,236
Impairment	—	(26,390)
Balance at March 31, 2022	6,062	$189,634

	Quantities
	of Bitcoin	Amounts
Balance at January 1, 2021	1,078	$11,626
Revenue recognized	491	23,173
Other	—	(232)
Balance at March 31, 2021	1,569	$34,567

Results of Operations Comparative Results for the Three Months Ended March 31, 2022 and 2021:

Revenue:

For the three months ended March 31, 2022 and 2021, mining revenue was $57.9 million, and $23.2 million, respectively. The increase of $34.7 million in mining revenue was due to a higher number of Bitcoin mined of 1,405 in the 2022 period, as compared to 491 in the 2021 period, partially offset by lower Bitcoin values in the 2022 period, averaging $41,241 per coin as compared to $46,729 per coin in the 2021 period.

For the three months ended March 31, 2022, hosting revenue was $9.7 million, and there was no hosting revenue for the three months ended March 31, 2021. Hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Whinstone Facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient.

For the three months ended March 31, 2022, engineering revenue was $12.1 million, and there was no engineering revenue for the three months ended March 31, 2021. Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which the Company has an enforceable right to receive compensation as defined under the contract.

Other revenue consisting of license fees was not significant in either period.

Costs and expenses:

Cost of revenues for mining for the three months ended March 31, 2022 and 2021 was $19.1 million and $7.5 million, respectively, representing an increase of approximately $11.6 million. As a percentage of mining revenue, cost of revenues totaled 33.0% and 32.5% for each of the three months ended March 31, 2022 and 2021, respectively. Cost of revenues consists primarily of direct production costs of mining operations, including electricity, labor, insurance and the variable Coinmint hosting fee, but excluding depreciation and amortization, which are separately stated. The increase of $11.6 million in cost of revenues is primarily due to the increases in variable mining costs, including the variable hosting fees, associated with increases in mining revenues.

Cost of revenues for hosting for the three months ended March 31, 2022, was $15.0 million and there were no hosting costs for the three months ended March 31, 2021. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs.

Cost of revenues for engineering for the three months ended March 31, 2022 was $11.5 million and there were no engineering costs for the three months ended March 31, 2021. The 2022 costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs.

Selling, general and administrative expenses during the three months ended March 31, 2022 and 2021 totaled $10.9 million and $5.5 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase of $5.4 million is primarily due to an increase in stock-compensation expense of $2.1 million resulting from additional awards and compensation expense, which increased by $3.5 million due to additional employees to support the Company’s growth.

Depreciation and amortization expenses during the three months ended March 31, 2022 totaled $14.2 million, which is an increase of approximately $11.4 million, as compared to $2.8 million for the three months ended March 31, 2021. The increase is primarily due to higher depreciation expense recognized for the Whinstone Facility and our recently acquired miners.

Change in fair value of our derivative asset for the three months ended March 31, 2022, was $46.2 million, including $43.7 million recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value on the date of our acquisition of Whinstone, and $2.5 million from power sales into the ERCOT marketplace through Whinstone’s participation in ERCOT’s energy demand response programs.

Realized gain on sale/exchange of cryptocurrencies for the three months ended March 31, 2022 was $9.2 million. There was no realized gain or loss on sale/exchange of cryptocurrencies for the three months ended March 31, 2021.

Impairment of cryptocurrencies for the three months ended March 31, 2022 was $26.4 million arising from the decline in Bitcoin prices. There was no impairment of cryptocurrencies recognized during the three months ended March 31, 2021.

Other income and expenses:

Other expense for the three months ended March 31, 2022 was $2.0 million and primarily consisted of the unrealized loss on marketable equity securities. Other income for the three months ended March 31, 2021 was $0.2 million.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

Reconciliation of GAAP and Non-GAAP Financial Information

	Three Months Ended March 31,
(in thousands)	2022	2021

Net income (loss)	$35,629	$7,530
Interest (income) expense	220	(175)
Income tax expense (benefit)	312	—
Depreciation and amortization	14,245	2,846
EBITDA	50,406	10,201

Adjustments:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	3,042	936
Acquisition-related costs	78	—
Change in fair value of derivative asset (gain) loss	(43,683)	—
Change in fair value of contingent consideration (gain) loss	176	—
Unrealized (gain) loss on marketable equity securities	1,611	—
Other (income) expense	137	—
Other revenue, (income) expense items:
License fees	(24)	(24)
Non-GAAP Adjusted EBITDA	$11,743	11,113

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, we had working capital of approximately $323.5 million, which included cash and cash equivalents of $113.6 million. We reported net income of $35.6 million during the three months ended March 31, 2022. Net income included $7.4 million in non-cash items consisting primarily of the change in fair value of our derivative asset of $43.7 million and a realized gain on sale/exchange of cryptocurrencies of $9.2 million, partially offset by the impairment of cryptocurrencies of $26.4 million, stock-based compensation expense of $3.0 million, depreciation and amortization of $14.2 million, an unrealized loss on marketable securities of $1.6 million, and other expenses of $0.3 million.

Contractual Commitments

At March 31, 2022, we had the following contractual commitments (in thousands):

Agreement Date *	Original Purchase Commitment	Additional Purchases	Open Purchase Commitment	Deposit Balance	Expected Shipping
April 5, 2021	$138,506	$11,950	$35,488	$114,968	Second Quarter 2022 - Fourth Quarter 2022
October 29, 2021	56,250	—	22,500	33,750	Second Quarter 2022 - Third Quarter 2022
November 22, 2021	32,550	—	15,278	17,272	Third Quarter 2022 - Fourth Quarter 2022
December 10, 2021	97,650	—	45,833	51,817	Third Quarter 2022 - Fourth Quarter 2022
December 24, 2021	202,860	—	95,256	107,604	Third Quarter 2022 - Fourth Quarter 2022
Total	$527,816	$11,950	$214,355	$325,411

* Pursuant to the Company’s agreements with Bitmain, the Company is responsible for all shipping charges incurred in connection with the delivery of the miners.

Coinmint Co-location Mining Services Agreement

On April 8, 2020, the Company entered into an agreement with Coinmint (the “Coinmint Agreement”), pursuant to which Coinmint agreed to provide up to approximately 9.5 MW of electrical power and to perform all maintenance necessary to operate Riot’s miners deployed at the Coinmint Facility. In exchange, Coinmint is reimbursed for direct production expenses and receives a performance fee based on the net cryptocurrencies generated by Riot’s miners deployed at the Coinmint Facility. The amount of electrical power supplied to Riot’s miners at the Coinmint Facility has subsequently been increased to accommodate Riot’s expanding miner fleet. However, no formal written amendment to the Coinmint Agreement solidifying Riot’s continuing access to sufficient power to operate its expanding fleet of miners has been entered into with Coinmint. The initial term of the Coinmint Agreement was six months, with automatic renewals for subsequent three-month terms until terminated as provided in the agreement.

Miners

As of March 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 41,601 new S19j-Pro model miners and 30,000 new S19XP model miners, scheduled to be delivered through December 2022. Pursuant to these agreements, approximately $214.4 million remains payable to Bitmain in installments in advance of shipment of the miners, which is scheduled to occur on a monthly basis through December 2022.

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

Generating Bitcoin rewards, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate cash from the sale of our Bitcoin from our Mining business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

The ability to raise funds through the sale of equity, debt financings, or the sale of Bitcoin to maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances or convertible debt offerings could result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through Bitcoin production and successfully convert Bitcoin into cash or fund overhead with Bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, we have observed significant historical volatility in the market price of Bitcoin and, as such, future prices cannot be predicted. See the discussion of risks affecting our business under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of the 2021 Annual Report.

If we are unable to generate sufficient revenue from our Mining operations, Hosting operations or Engineering operations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

At-the-Market Equity Offering

The Company entered into a Sales Agreement with Cantor Fitzgerald & Co., B. Riley Securities, Inc., BTIG, LLC, Roth Capital Partners, LLC, D.A. Davidson & Co., Macquarie Capital (USA) Inc., and Northland Securities, Inc. (the “Sales Agents”) dated March 31, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $500 million in shares of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “2022 ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. As of March 31, 2022, the Company had not received any proceeds from the 2022 ATM Offering. Subsequent to March 31, 2022, and as of the date of this filing, the Company received net proceeds on sales of 9.9 million shares of common stock under the Sales Agreement of approximately $140.3 million (after deducting $2.9 million in commissions and expenses) at a weighted average price of $14.44.

Legal Proceedings

The Company has been named a defendant in several class action and other investor related lawsuits as more fully described under the heading “Legal Proceedings” in Part I, Item 3 of the 2021 Annual Report and in Note 16. “Commitments and Contingencies” in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report. While the Company maintains policies of insurance, such policies may not cover all of the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

Operating Activities

Net cash used in operating activities was $45.3 million during the three months ended March 31, 2022. Cash was generated from operations by net income of $35.6 million, less non-cash items of $63.5 million, consisting primarily of the increase in Bitcoin held of $56.7 million, the change in fair value of our derivative asset of $43.7 million and a realized gain on the sale/exchange of cryptocurrencies of $9.2 million, partially offset by the impairment of cryptocurrencies of $26.4 million, depreciation and amortization of $14.2 million, stock-based compensation expense of $3.0 million, and an unrealized loss on marketable equity securities of $1.6 million, net of other immaterial items. The change in assets and liabilities of $17.5 million consisted primarily of decreased accounts payable and accrued expenses of $14.1 million, increased prepaid expenses and other current assets of $13.8 million, change in fair value of future power credits of $4.7 million, increased costs and estimated earnings in excess of billings of $1.2 million, increased accounts receivable of $0.6 million, decreased deferred revenue of $0.5 million, decreased lease liability of $0.4 million and decreased billings in excess of costs and estimated earnings of $0.3 million, partially offset by proceeds from sale of cryptocurrencies of $9.4 million.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $140.3 million, primarily consisting of deposits on equipment of $103.2 million and purchases of property and equipment of $37.1 million.

Net cash used in investing activities during the three months ended March 31, 2021 was $58.7 million, primarily consisting of deposits on equipment of $56.4 million and purchases of property and equipment of $2.3 million.

Financing Activities

Net cash used in financing activities was $13.2 million during the three months ended March 31, 2022, which consisted of the shares of common stock withheld to satisfy employee withholding taxes of $8.3 million in connection with the settlement of vested equity awards granted under our 2019 Equity Plan and the payment of contingent consideration liability of $4.8 million.

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

Critical Accounting Policies

Our critical accounting policies and significant estimates are detailed in our 2021 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2021 Annual Report, except for those accounting subjects described under the heading “Recently Issued and Adopted Accounting Pronouncements” in Note 3. “Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report.

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements. See Note 3. “Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Risk Regarding the Price of Bitcoin:

Our business and development strategy is focused on maintaining and expanding our Mining operations to maximize the amount of new Bitcoin rewards we earn. At March 31, 2022, we held 6,062 Bitcoin, with a carrying value of $189.6 million, all of which were produced from our Bitcoin mining operations. The carrying value of our Bitcoin assets at March 31, 2022 reflects the $26.4 million of impairment charges we recorded against the carrying value of our Bitcoin assets during the three months ended March 31, 2022 due to decreases in the fair value of our Bitcoin assets after receipt.

As discussed under the heading “Cryptocurrencies” under Note 3. “Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the Company’s 2021 Annual Report, the Company’s Bitcoin assets are accounted for as indefinite-lived intangible assets, which are recorded at fair value upon receipt, and assessed for impairment when events or circumstances occur indicating that it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 due to the following material weaknesses:

1)	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel.
2)	The Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency cold storage wallets and mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	The Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to revenue - mining and cryptocurrency assets held is complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

These material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements or disclosures would not be prevented or detected on a timely basis.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to our material weaknesses, specifically relating to user access and change management surrounding the Company’s IT systems and applications. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing design and documentation related to both user access and change management processes and control activities (ii) developing and communicating additional policies and procedures to govern the area of IT change management (iii) developing robust processes to validate all data that is received from third-parties and relied upon to generate financial statements. In order to achieve the timely implementation of the above, Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis.

●	Engaging a third-party specialist to assist Management with improving the Company’s overall control environment, focusing on change management, access, and financial reporting controls

●	Implementing new applications and systems that are aligned with Management’s focus on creating strong internal controls, as well as complete and accurate financial statements

●	Implementing more robust policies and procedures, relating to third-party data as well as the inputs and assumptions utilized in estimates, including in business combination valuations and assessments, to ensure the reliability of controls and financial reporting

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong SOX and internal control backgrounds.

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

Changes in Internal Control over Financial Reporting:

We are taking the remedial actions described above and expect to implement them prior to December 31, 2022.

During the fiscal year ended December 31, 2021, we completed acquisitions of two significant subsidiaries, Whinstone and ESS Metron, and began the process of integrating these acquired businesses into our own, including incorporating our system of internal controls and procedures with those of our acquired businesses. As part of our integration of these acquired businesses, we are in the process of incorporating our controls and procedures with respect to Whinstone’s and ESS Metron’s operations, which we expect to complete as of December 31, 2022. Other than the system and related process changes associated with these two acquisitions, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this Quarterly Report under Part I, Item 1., Financial Statements in Note 16. “Commitments and Contingencies” to these unaudited Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Certain factors may have a materially adverse effect on our business, financial condition, and results of operations, including the risk, factors, and uncertainties described under this Part II, Item 1A, and elsewhere in this Quarterly Report, as well as the various risks, factors and uncertainties discussed under the heading “Risk Factors” under Part I, Item 1A of the 2021 Annual Report, as well as elsewhere in the 2021 Annual Report and in the other filings we make with the SEC. This is not an exhaustive list, and there are other factors that may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. You should carefully consider the risks, factors, and uncertainties described below, together with the other information contained in this Quarterly Report, as well as the risk, factors, uncertainties, and other information we disclosed in our 2021 Annual report and in the other filings we make with the SEC before making an investment decision regarding our securities.

Our recently announced expansion to a second large-scale Bitcoin mining data center facility in Corsicana, Texas may expose us to additional risks, including risks related to our ability to successfully complete the development of one gigawatt of Bitcoin mining capacity at our Corsicana Facility on the anticipated schedule, if at all.

As previously announced, we are currently expanding our Bitcoin mining facility to a second location in Corsicana, Texas, with the planned development of 1 GW of Bitcoin mining capacity, including an initial development of 400 MW of immersion-cooled Bitcoin mining infrastructure. This planned expansion, including the implementation of immersion-cooled Bitcoin mining infrastructure at scale, is capital-intensive and dependent on global supply chains that continue to experience interruptions relating to COVID-19 and the ongoing war in Ukraine.

We have devoted significant capital resources to the Corsicana Facility, including the acquisition of 265 acres of real property, the development of a high voltage substation on-site, and the initial development of 400 MW of scalable immersion-cooled Bitcoin mining infrastructure to be installed on-site. However, our ability to carry out this expansion on the schedule we anticipate, if at all, may be adversely affected by external factors outside of our control, including interruptions to the global supply chains for new Bitcoin miners, the dielectric fluid used in immersion-cooled Bitcoin mining hardware, electricity delivery infrastructure and construction materials, as well as our ability to attract and retain the skilled infrastructure development personnel we need to carry out the construction of the new Corsicana Facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A - none.

Item 3. Defaults Upon Senior Securities

N/A - none.

Item 4. Mine Safety Disclosures

N/A - none.

Item 5. Other Information

N/A - none.

Item 6. Exhibits

Exhibit Number	Description of Document
3.	Certificate of Incorporation and Bylaws.
3.1	Articles of Incorporation filed September 20, 2017 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017).
3.2	Bylaws effective September 20, 2017 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017).
3.3	Amendment to Bylaws effective March 9, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018).
3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017).
4.	Instruments Affecting the Rights of Security Holders
4.1	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed November 3, 2017).
4.2	Amendment to Certificate of Designation of 0% Series B Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed December 21, 2017).
4.3+	2017 Equity Incentive Plan, as amended (Incorporated by reference to Appendix E to the Definitive Proxy Statement on Schedule DEF14A filed July 10, 2017, as amended incorporated by reference to the Definitive Proxy Statement on Schedule DEF14A filed March 26, 2018 and Schedule DEFA14A filed April 2, 2018).
4.4+	Riot Blockchain, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule DEF14A filed September 20, 2019.
4.5+	Amendment No. 1 to the Riot Blockchain, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule DEF 14A filed October 14, 2020).
4.6+	Amendment No. 2 to the Riot Blockchain, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed October 22, 2021).
4.7+	Form of Time-Based Restricted Stock Unit Award Agreement under the Riot Blockchain, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.7 of the Registration Statement on Form S-8 filed on November 15, 2021).
4.8+	Form of Performance-Based Restricted Stock Unit Award Agreement under the Riot Blockchain, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 16, 2021).
4.9	Form of Senior Secured Convertible Promissory Note dated as of January 28, 2019 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed February 1, 2019).
4.10	Form of Common Stock Purchase Warrant Agreement dated as of January 28, 2019 (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed February 1, 2019).
4.11	Form of Registration Rights Agreement dated as of January 28, 2019 (Incorporated by reference to Exhibit 10.03 of the Current Report on Form 8-K filed on February 1, 2019).
4.12	Form of Escrow Deposit Agreement (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed February 16, 2018).
4.13	Shareholder Agreement dated as of May 26, 2021, by and between Riot Blockchain, Inc. and Northern Data AG (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 26, 2021).
10.	Material Contracts.
10.01+	Second Amendment to the Amended and Restated McGonegal Employment Agreement by and between Riot Blockchain, Inc. and Jeffrey McGonegal, dated as of February 7, 2022 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 8, 2022)**

10.02+**	Separation and Release Agreement, executed on March 21, 2022, between Riot Blockchain, Inc. and Megan Brooks (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed March 23, 2022).**
10.03†	Sales Agreement, dated as of March 31, 2022, by and among Riot Blockchain, Inc. and its sales agents, Cantor Fitzgerald & Co., B. Riley Securities, Inc., BTIG, LLC, Roth Capital Partners, LLC, D.A. Davidson & Co., Macquarie Capital (USA) Inc., and Northland Securities, Inc. ††
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer). *
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer). *
32.	Section 1350 Certification
32.1*	Section 1350 Certification of Chief Executive Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2*	Section 1350 Certification of Chief Financial Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101*	The following unaudited condensed consolidated financial statements from this Quarterly Report, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited); and (v) the Notes to Unaudited Condensed Consolidated Financial Statements*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Certain marked portions of this exhibit have been omitted as confidential information.
†	To be filed by a Current Report on Form 8-K and incorporated by reference herein.
††	Certain schedules and similar amendments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplement copies of any of the omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2022.

Riot Blockchain, Inc. (Registrant)

Dated: May 10, 2022	/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Chief Financial Officer (Principal Financial and Accounting Officer)

