Form 10-Q
period 2022-06-30
Riot Blockchain, Inc.
filed 2022-08-15
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of no-par value common stock outstanding as of August 11, 2022 was 154,536,152.

RIOT BLOCKCHAIN, INC.

i

RIOT BLOCKCHAIN, INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Blockchain, Inc.,” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the documents incorporated by reference herein contain forward-looking statements that involve risks and uncertainties, including those discussed under the heading “Risk Factors” in this Quarterly Report and under similar headings in the other filings we make with the U.S. Securities and Exchange Commission (the “SEC”), and are based on management’s assumptions and beliefs about the future that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements contained in this Quarterly Report and the documents incorporated by reference herein other than statements of historical fact, such as those set forth under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, are statements that could be deemed forward-looking statements. Such forward-looking statements may include, without limitation, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments, such as our investment in our development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware and our planned one gigawatt data center development in Corsicana, Texas; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards we earn from our mining operations; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and our assumptions and beliefs underlying or based upon any of the foregoing. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” or the negative of these words, and similar words or expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking, and you should consider any statement contained in this Quarterly Report or the documents incorporated by reference herein other than statements of historical fact to be a “forward-looking statement” within the meaning of this cautionary note. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date such statements are made and are not guarantees of future performance or actual results. The following are some of the risks, factors and uncertainties which we believe could cause our actual results to differ materially from our historical results or our current expectations or projections expressed in or underlying such forward-looking statements:

• our strategic decision to concentrate on Bitcoin mining ties the success of our business to the success of Bitcoin;

• our Bitcoin mining operations are subject to unique industry risks outside of our control that could have material adverse effects on our business, including, among others: our need for significant amounts of low-cost and reliable electricity; changes to laws and regulations pertaining to mining, transacting in, or holding Bitcoin; the historical volatility in the demand for, and price of, Bitcoin; changes in the public perception of Bitcoin; our need for consistent, high-speed, and highly secure Internet connectivity; intense competition for new miners and the necessary infrastructure, personnel, material and components to support industrial-scale Bitcoin mining operations; cybersecurity risks; increased global Bitcoin network hash rate and difficulty; and competition for a fixed supply of Bitcoin rewards;

• our Bitcoin mining operations are capital-intensive and can only be successful if our mining costs are lower than the value of the Bitcoin we mine, which has been subject to significant price volatility; therefore, our ability to make accurate projections about our business and future contingencies is significantly impaired as a result of this price volatility and other risks that lie largely outside of our control, such as our suppliers’ inability to perform or timely deliver the new miners, parts, or services we purchase from them, as well as other risks we may not anticipate;

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

• our Bitcoin mining operations are concentrated in discrete locations, and a natural disaster, unforeseen environmental issues, or other significant disruption affecting our facilities could severely impact our ability to operate and could have a material adverse effect on our business, results of operations, financial condition, and the market price of our securities;

• we cannot predict the consequences of future geo-political events, such as international conflict and related sanctions, COVID-19 and the ongoing global supply chain crisis that has resulted, to our business, our suppliers, and the markets in which we operate, which significantly impairs our ability to make accurate projections of future revenues, costs, and risks, and we may be unable to properly insure against these risks as a result;

ii

• the growing public awareness of climate change and the negative media attention given to the energy consumption of proof-of-work cryptography may lead to the implementation of new taxes, laws and regulations affecting our access to energy, a decline in the demand for new Bitcoin, or other factors that could have a material adverse effect on our business, results of operations, and the market price of our securities, regardless of our efforts to control the climate impact of our operations;

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

• we expect to need to raise additional capital, in the form of equity or debt, to fund our business objectives, goals, and strategies; however, volatility in the trading price of shares of our common stock and the price of Bitcoin may jeopardize our ability to raise the necessary additional capital;

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$270,483	$312,315
Accounts receivable	16,091	15,398
Costs and estimated earnings in excess of billings	13,779	9,862
Prepaid expenses and other current assets	12,999	7,135
Cryptocurrencies	126,574	159,544
Future power credits, current portion	54,477	58,481
Investments in marketable equity securities, at fair value	2,028	10,804
Total current assets	496,431	573,539
Property and equipment, net	411,244	262,980
Deposits	363,010	266,170
Intangible assets, net	13,371	14,162
Goodwill	—	349,063
Derivative asset	130,693	26,079
Right of use assets	21,166	13,189
Future power credits, less current portion	—	25,447
Other long-term assets	310	310
Total assets	$1,436,225	$1,530,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,761	$20,037
Billings in excess of costs and estimated earnings	6,389	5,264
Accrued compensation	3,247	5,927
Accrued expenses	13,524	16,144
Deferred revenue, current portion	2,651	2,843
Contingent consideration liability - future power credits, current portion	54,477	58,481
Operating lease liability, current portion	1,518	1,182
Total current liabilities	100,567	109,878

Deferred revenue, less current portion	18,851	19,796
Operating lease liability, less current portion	19,968	12,257
Contingent consideration liability - future power credits, less current portion	—	25,447
Other long-term liabilities	8,274	6,241
Total liabilities	147,660	173,619

Commitments and contingencies - Note 16

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
0% Series B Convertible stock, 1,750,001 shares authorized; no shares issued and outstanding as of June 30, 2022 and 2,199 shares issued and outstanding as of December 31, 2021, liquidation preference over common stock, equal to carrying value	—	11
Common stock, no par value; 170,000,000 shares authorized; 147,986,173 and 116,748,472 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,857,108	1,595,147
Accumulated deficit	(568,543)	(237,838)
Total stockholders' equity	1,288,565	1,357,320
Total liabilities and stockholders' equity	$1,436,225	$1,530,939

  See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net:
Mining	$46,151	$31,450	$104,096	$54,623
Data Center Hosting	9,834	2,874	19,528	2,874
Engineering	16,938	—	29,062	—
Other revenue	24	24	48	48
Total revenue	72,947	34,348	152,734	57,545

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below):
Mining	17,995	9,325	37,089	16,859
Data Center Hosting	15,184	3,736	30,169	3,736
Engineering	15,175	—	26,724	—
Acquisition-related costs	—	17,032	78	18,342
Selling, general and administrative	10,713	3,512	21,545	7,664
Depreciation and amortization	20,562	5,738	34,807	8,584
Change in fair value of derivative asset	(60,931)	(16,393)	(104,614)	(16,393)
Power curtailment credits	(5,706)	(1,143)	(8,258)	(1,143)
Change in fair value of contingent consideration	—	185	176	185
Realized gain on sale/exchange of cryptocurrencies	(14,353)	(29)	(23,589)	(29)
Gain on exchange of equipment	(8,614)	—	(8,614)	—
Impairment of cryptocurrencies	99,787	17,507	126,177	17,507
Impairment of goodwill	349,148	—	349,148	—
Total costs and expenses	438,960	39,470	480,838	55,312
Operating income (loss)	(366,013)	(5,122)	(328,104)	2,233

Other income (expense):
Interest income (expense)	—	80	(357)	255
Realized loss on sale of marketable equity securities	(1,624)	—	(1,624)	—
Realized gain on sale/exchange of long-term investment	—	26,260	—	26,260
Unrealized gain (loss) on marketable equity securities	(4,837)	339	(6,448)	339
Other income (expense)	(59)	1,510	(59)	1,510
Total other income (expense)	(6,520)	28,189	(8,488)	28,364

Net income (loss) before taxes	(372,533)	23,067	(336,592)	30,597

Current income tax benefit (expense)	(427)	—	(739)	—
Deferred income tax benefit (expense)	6,626	(3,730)	6,626	(3,730)
Total income tax benefit (expense)	$6,199	$(3,730)	$5,887	$(3,730)

Net income (loss)	$(366,334)	$19,337	$(330,705)	$26,867

Basic net income (loss) per share	$(2.81)	$0.22	$(2.67)	$0.31
Diluted net income (loss) per share	$(2.81)	$0.22	$(2.67)	$0.31

Basic weighted average number of shares outstanding	130,405,502	88,681,338	123,760,839	85,937,612
Diluted weighted average number of shares outstanding	130,405,502	89,241,044	123,760,839	86,501,471

 See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

(Unaudited)

 Three Months Ended June 30, 2022

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of April 1, 2022	—	$—	117,304,304	$1,589,893	$(202,209)	$1,387,684
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	122,052	(508)	—	(508)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	30,559,817	267,022	—	267,022
Stock-based compensation	—	—	—	701	—	701
Net loss	—	—	—	—	(366,334)	(366,334)
Balance as of June 30, 2022	—	$—	147,986,173	$1,857,108	$(568,543)	$1,288,565

Three Months Ended June 30, 2021

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of April 1, 2021	2,199	$11	84,120,723	$590,188	$(222,382)	$367,817
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	27,509	(113)	—	(113)
Issuance of common stock in connection with the acquisition of Whinstone	—	—	11,800,000	326,152	—	326,152
Stock-based compensation	—	—	—	970	—	970
Net income	—	—	—	—	19,337	19,337
Balance as of June 30, 2021	2,199	$11	95,948,232	$917,197	$(203,045)	$714,163

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

(Unaudited)

Six Months Ended June 30, 2022

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2022	2,199	$11	116,748,472	$1,595,147	$(237,838)	$1,357,320
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	675,685	(8,815)	—	(8,815)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	30,559,817	267,022	—	267,022
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—
Stock-based compensation	—	—	—	3,743	—	3,743
Net loss	—	—	—	—	(330,705)	(330,705)
Balance as of June 30, 2022	—	$—	147,986,173	$1,857,108	$(568,543)	$1,288,565

Six Months Ended June 30, 2021

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2021	4,199	$22	78,523,517	$506,961	$(229,912)	$277,071
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	229,904	(1,318)	—	(1,318)
Issuance of common stock related to exercise of warrants	—	—	415,657	806	—	806
Issuance of common stock for settlement of 1,257,235 warrants on a cashless basis	—	—	543,686	—	—	—
Issuance of common stock in connection with the acquisition of Whinstone	—	—	11,800,000	326,152	—	326,152
Issuance of common stock/At-the-market offering, net of offering costs	—	—	4,433,468	82,680	—	82,680
Conversion of preferred stock to common stock	(2,000)	(11)	2,000	11	—	—
Stock-based compensation	—	—	—	1,905	—	1,905
Net income	—	—	—	—	26,867	26,867
Balance as of June 30, 2021	2,199	$11	95,948,232	$917,197	$(203,045)	$714,163

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(330,705)	$26,867
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	3,743	1,905
Depreciation and amortization	34,807	8,584
Amortization of license fee revenue	(48)	(48)
Amortization of right of use assets	807	54
Income tax expense	(5,887)	3,730
Impairment of cryptocurrencies	126,177	17,507
Impairment of goodwill	349,148	—
Change in fair value of derivative asset	(104,614)	(16,393)
Change in fair value of contingent consideration	176	—
Realized loss on sale of marketable equity securities	1,624	—
Realized gain on sale/exchange of long-term investment	—	(26,260)
Realized gain on sale/exchange of cryptocurrencies	(23,589)	(29)
Unrealized (gain)/loss on marketable equity securities	6,448	(339)
Gain on exchange of equipment	(8,614)	—
Cryptocurrencies - mining, net	(102,734)	(54,106)
Changes in assets and liabilities:
Proceeds from sale of cryptocurrencies	33,116	—
Accounts receivable	(693)	1,045
Costs and estimated earnings in excess of billings	(3,917)	—
Prepaid expenses and other current assets	(5,858)	2,373
Future power credits	29,451	—
Accounts payable	(1,276)	15,036
Billings in excess of costs and estimated earnings	1,125	—
Accrued compensation	(2,680)	659
Accrued expenses	(10,607)	1,720
Customer deposits	2,032	2,693
Deferred revenue	(1,089)	(12,071)
Lease liability	(736)	(87)
Net cash used in operating activities	(14,393)	(27,160)

Cash flows from investing activities
Proceeds from the sale of marketable equity securities	704	—
Acquisition of Whinstone, net of cash acquired	—	(40,879)
Proceeds from the sale of long-term investments	—	1,800
Deposits on equipment	(192,485)	(84,986)
Other deposits	(709)	—
Purchases of property and equipment, including construction in progress	(77,403)	(7,126)
Patent costs incurred	(28)	(16)
Net cash used in investing activities	(269,921)	(131,207)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	272,737	84,817
Offering costs for the issuance of common stock / At-the-market offering	(5,715)	(2,137)
Proceeds from exercise of common stock warrants	—	806
Payments on contingent consideration liability – future power credits	(15,725)	—
Repurchase of common shares to pay employee withholding taxes	(8,815)	(1,318)
Net cash provided by financing activities	242,482	82,168

Net decrease in cash and cash equivalents	(41,832)	(76,199)
Cash and cash equivalents at beginning of period	312,315	223,382
Cash and cash equivalents at end of period	$270,483	$147,183

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for business combination	$—	$326,152
Reclassification of deposits to property and equipment	$96,348	$40,993
Conversion of preferred stock to common stock	$11	$11
Property and equipment obtained in exchange transaction	$10,409	$—

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Operation of Our Business

Nature of Operations:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin. We also provide the critical mining infrastructure for our institutional-scale hosted clients to mine Bitcoin at our Bitcoin mining facility in Rockdale, Texas (the “Whinstone Facility”), with 700 megawatts in total capacity. Additionally, we are beginning development of a second large-scale Bitcoin mining data center facility in Corsicana, Texas (the “Corsicana Facility”), which is expected to have approximately one gigawatt of capacity for both our Bitcoin mining operations and to host institutional-scale Bitcoin mining and data center clients upon completion. Our Whinstone Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently expanding its capacity.

We operate in an environment that is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital among opportunities that generate the highest return on our capital.

As described in Note 17. “Segment Information” to these unaudited Notes to Condensed Consolidated Financial Statements, we operate in three business segments: (1) Bitcoin Mining (“Mining”), (2) Data Center Hosting (“Data Center Hosting”), and (3) Electrical Products and Engineering (“Engineering”).

Note 2. Liquidity and Financial Condition

At June 30, 2022, the Company had approximate balances of cash and cash equivalents of $270.5 million, working capital of $395.9 million, total stockholders’ equity of $1.3 billion and an accumulated deficit of $568.5 million. To date, the Company has, in large part, relied on equity financings to fund its operations. During the six months ended June 30, 2022, the Company sold 1,000 Bitcoin for proceeds of approximately $33.1 million. The Company is monitoring its balance sheet on an ongoing basis, evaluating the level of Bitcoin retained from monthly production in consideration of operational and expansion cash requirements. The Company continues to hold a long-term view on its Bitcoin holdings and believes it is in the best interest of its stockholders to have Bitcoin on its balance sheet. The Company believes its current cash and Bitcoin on hand is sufficient to meet its operating and capital requirements for at least one year from the date these unaudited condensed consolidated financial statements are issued.

During the six months ended June 30, 2022, the Company paid approximately $192.5 million as deposits primarily for miners and as of June 30, 2022, reclassified $96.3 million to property and equipment in connection with the deployment of miners at the Whinstone Facility. During the six months ended June 30, 2022, the Company received 17,438 miners at the Whinstone Facility.

2022 ATM Offering:

As disclosed in Note 13, “Stockholders’ Equity”, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., B. Riley Securities, Inc., BTIG, LLC, Roth Capital Partners, LLC, D.A. Davidson & Co., Macquarie Capital (USA) Inc., and Northland Securities, Inc. (the “Sales Agents”) dated March 31, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $500 million in shares of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “2022 ATM Offering”). The Company paid the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. As of June 30, 2022, the Company received net proceeds on sales of 30,559,817 million shares of common stock under the Sales Agreement of approximately $267.0 million (after deducting $5.7 million in commissions and expenses) at a weighted average price of $8.92 per share.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

COVID-19:

The COVID-19 global pandemic has been unprecedented and unpredictable; there continues to be widespread impact as a result of the COVID-19 pandemic and it is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on our current assessment, however, we do not expect any material impact on our long-term development, our operations, or our liquidity due to the worldwide spread of COVID-19, other than the potential impacts of COVID-19 on global logistics discussed below. We continue to monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and industry.

In addition, nationally, we have experienced and are experiencing varying degrees of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, and increased raw material and labor costs as well as other disruptions resulting from the continuing COVID-19 pandemic and general global economic conditions. This inflationary impact on our cost structure has contributed to adjustments in operations and our ability to obtain materials and retain talent, despite a continued focus on reducing our costs where possible.

Global Logistics:

Ongoing global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively mitigate any delivery delays to avoid materially impacting our miner deployment schedule; however, there are no assurances we will be able to continue to mitigate any such delivery delays in the future. Additionally, the expansion of the Whinstone Facility and the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and hold many of the required materials to help mitigate against global supply logistic and pricing concerns. We monitor developments in the global supply chain and how that may potentially impact our expansion plans. See the discussion under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and under Part I, Item 1A of the 2021 Annual Report for additional discussion regarding potential impacts the global supply chain crisis may have on our operations and plans for expansion.

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

The results for the unaudited condensed consolidated statements of operations are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022 or for any future interim period. The unaudited condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2021 and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 16, 2022.

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

Segment and Reporting Unit Information:

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM is comprised of a committee of the Company’s executive officers. The Company has three operating segments as of June 30, 2022. See Note 17. “Segment Information” to these unaudited Notes to Condensed Consolidated Financial Statements.

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

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2021, the Company recorded net income and therefore, EPS was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock shares, warrants and the outstanding shares of the Company’s 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, restricted stock awards and warrants. Potentially dilutive shares issuable upon conversion of our Series B Preferred Stock for 2021 are calculated using the if-converted method. During the six months ended June 30, 2022, the remaining 2,199 shares of the Series B Preferred Stock outstanding as of January 1, 2022 were converted into 2,199 shares of the Company’s common stock.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below (in thousands except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted income (loss) per share:
Net income (loss)	$(366,334)	$19,337	$(330,705)	$26,867

Basic weighted average number of shares outstanding	130,405,502	88,681,338	123,760,839	85,937,612
Add:
Options to purchase common stock	—	10,627	—	10,697
Unvested restricted stock awards	—	546,880	—	550,759
Convertible Series B preferred shares	—	2,199	—	2,403
Diluted weighted average number of shares outstanding	130,405,502	89,241,044	123,760,839	86,501,471

Basic net income (loss) per share	$(2.81)	$0.22	$(2.67)	$0.31

Diluted net income (loss) per share	$(2.81)	$0.22	$(2.67)	$0.31

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share at June 30, 2022 because their inclusion would be anti-dilutive are as follows:

June 30, 2022
Warrants to purchase common stock	63,000
Unvested restricted stock awards	4,244,534
Total	4,307,534

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

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Acquisitions

Acquisition of ESS Metron:

On December 1, 2021 (the “ESS Metron Acquisition Date”), the Company acquired 100% of the equity interests of ESS Metron, LLC (“ESS Metron”). ESS Metron is a power distribution and management systems manufacturing, design and engineering firm based in Denver, Colorado, operating from facilities totaling approximately 121,000 square feet of manufacturing, office and warehouse space in the metropolitan Denver area. These facilities are subject to long-term lease agreements. The acquisition of ESS Metron established the Company’s Engineering business and is expected to enhance the Company’s ability to scale its Bitcoin mining and data center hosting business as planned.

The ESS Metron Acquisition Date fair value of the total consideration transferred was comprised of $25 million of cash, adjusted for net working capital and other items, and 715,413 shares of the Company’s common stock, no par value, with a fair value of approximately $26.7 million. Of the 715,413 shares of common stock, 645,248 shares were issued upon closing, and the remaining 70,165 shares were withheld as security for the sellers’ indemnification obligations for the 18 months following the transaction closing date.

Other than an insignificant post-closing settlement of preliminary net working capital pursuant to the Membership Interest Purchase Agreement dated December 1, 2021, there have been no adjustments to the provisional purchase price and fair value estimates presented in Note 4. “Acquisitions” of the 2021 Annual Report. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the ESS Metron Acquisition Date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Acquisition of Whinstone:

On May 26, 2021 (the “Whinstone Acquisition Date”), the Company acquired 100% of the equity interests of Whinstone US, Inc. (“Whinstone”), the owner and operator of a Bitcoin mining and data center hosting facility, for approximately $460 million (the “Whinstone Acquisition”). The assets, operations and skilled workforce of Whinstone immediately increased the scale and scope of Riot’s operations, and is a foundational element in the Company’s strategy to become an industry-leading, vertically-integrated Bitcoin mining platform on a global scale.

The Whinstone Acquisition Date fair value of the total consideration transferred was comprised of $80 million of cash, adjusted for net working capital and other items, and 11.8 million shares of the Company’s common stock, no par value, with a fair value of approximately $326 million. As part of cash at closing, net debt outstanding from Whinstone to its former parent, Northern Data AG (the “Whinstone Seller”), totaling approximately $38 million was repaid and certain Whinstone Seller transaction costs were paid. The Company also agreed to pay Whinstone Seller up to approximately $86 million (undiscounted) in additional consideration if certain future power credits are realized by Whinstone.

There have been no adjustments to the provisional purchase price and fair value estimates presented in Note 4. “Acquisitions”, of the 2021 Annual Report. The Company finalized the valuation of these assets and liabilities, and consideration transferred, in May of 2022.

Impairment of Goodwill:

In response to recent adverse changes in business climate, including decreases in the price of Bitcoin and related volatility of equity markets, especially in Riot’s industry, as evidenced by declines in the market price of the Company’s securities, those of its peers, and major market indices, during the three and six months ended June 30, 2022, the Company recognized a non-cash impairment charge of $349.1 million to completely write off the Company’s balance of goodwill related to the Whinstone Acquisition and the ESS Metron Acquisition. See Note 9. Intangible Assets and Goodwill for further details.

Pro Forma Information (Unaudited):

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Whinstone and ESS Metron as if the companies were combined as of January 1, 2020. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisitions. The pro forma information excludes acquisition-related costs of $21.3 million as these costs were included in pro forma net income for the year ended December 31, 2020. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2020, or of future results of the consolidated entities. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company (in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Total revenue	$40,628	$67,886
Net income	$22,657	$122,151

Acquisition of Corsicana Facility Land Site:

During the six months ended June 30, 2022, the Company announced that it has initiated a large-scale development to expand its Bitcoin mining and data center hosting capabilities in Navarro County, Texas with the acquisition of the 265-acre site where the anticipated one-gigawatt Corsicana Facility will be constructed. The initial phase of the development of the Corsicana Facility involves the construction on the 265-acre site of 400 megawatts of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and transmission facilities to supply power to the facility. Construction of the substation and the data centers is expected to be carried out concurrently, with operations commencing following the commissioning of the substation, which is expected to be completed in summer 2023.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing the Company’s immersion-cooling infrastructure and technology. Through June 30, 2022, the Company has incurred costs of approximately $10.1 million related to the development of the Corsicana Facility.

Note 5. Revenue from Contracts with Customers

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

Disaggregated revenue:

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mining	$46,151	$31,450	$104,096	$54,623
Data Center Hosting	9,834	2,874	19,528	2,874
Engineering	16,938	—	29,062	—
Other	24	24	48	48
Total revenue	$72,947	$34,348	$152,734	$57,545

Contract balances:

Contract assets consist of costs and estimated earnings in excess of billings on uncompleted engineering contracts. The balance was entirely from the ESS Metron acquisition, and was $13.8 million and $9.9 million as of June 30, 2022 and December 31, 2021, respectively.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for Data Center Hosting, billings in excess of costs and estimated earnings on uncompleted Engineering contracts and the upfront license fee generated from our legacy animal health business. The table below presents changes in the total deferred revenue liability and billings in excess of costs and estimated earnings, for the six months ended June 30, 2022 (in thousands):

Beginning balance - January 1, 2022	$27,903
Revenue recognized	(1,137)
Billings in excess of costs and estimated earnings	1,125
Ending balance - June 30, 2022	$27,891

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

Note 6. Cryptocurrencies

The following table presents additional information about the Company’s Bitcoin:

Beginning balance - January 1, 2022	$159,544
Revenue recognized from cryptocurrencies mined	104,096
Proceeds from sale of cryptocurrencies	(33,116)
Exchange of Bitcoin for employee compensation	(1,362)
Realized gain on sale/exchange of cryptocurrencies	23,589
Impairment of cryptocurrencies	(126,177)
Ending balance - June 30, 2022	$126,574

Note 7. Investments in Marketable Equity Securities

On June 28, 2022, the Company sold 800,000 shares of Mogo Inc. (“Mogo”) at a net sales price of $0.88 per share, received proceeds of approximately $0.7 million and recognized a realized loss of approximately $1.6 million. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss on the remaining 2.4 million shares of Mogo of approximately $4.8 million and $6.4 million, respectively, based on the closing price per share of Mogo common stock on the Nasdaq Stock Market on June 30, 2022 of $0.86. During the three and six months ended June 30, 2021, the Company recorded an unrealized gain of $0.3 million in each period on its original 3.2 million shares of Mogo. The daily share price of Mogo is extremely volatile and may be more or less than the amount recorded as of June 30, 2022.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Property and Equipment

Property and equipment:

Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	Life (Years)	June 30, 2022	December 31, 2021
Buildings and building improvements	10-25	$154,960	$78,548
Land rights and land improvements	n/a	10,089	—
Miners and mining equipment	2	193,486	87,921
Machinery and facility equipment	5-7	16,848	12,373
Office and computer equipment	3	1,088	1,007
Construction in progress		93,375	113,598
Total cost of property and equipment		469,846	293,447
Less accumulated depreciation		(58,602)	(30,467)
Property and equipment, net		$411,244	$262,980

During the six months ended June 30, 2022, the Company had deployed a total of 44,720 miners in its mining operation.

During the six months ended June 30, 2022, the Company paid approximately $192.5 million as deposits, primarily for ASIC miners, which are scheduled to be delivered monthly through December 2022. As of June 30, 2022, the Company reclassified $96.3 million to property and equipment in connection with the deployment of miners at the Whinstone Facility. During the six months ended June 30, 2022, the Company received 17,438 miners at the Whinstone Facility.

During the six months ended June 30, 2022, the Company elected not to renew its co-location mining services agreement with Coinmint, which was therefore terminated automatically by its terms, effective as of July 8, 2022. In connection with the termination of its agreement with Coinmint, the Company arranged for the transfer of the miners it was operating at Coinmint’s Massena, New York facility (the “Coinmint Facility”) to the Company’s Whinstone Facility. The Company also entered into an equipment exchange agreement (the “Swap Agreement”) with a third-party Bitcoin mining company (the “Counterparty”) whereby Riot transferred approximately 5,700 of the Antminer model S19 Pro miners it had previously deployed at the Coinmint Facility to the Counterparty in exchange for the Counterparty delivering 5,000 factory-new Antminer model S19j Pro miners to Riot at the Whinstone Facility. Pursuant to the Swap Agreement, the miner exchange occurred in two stages, with the first exchange occurring in June 2022, and the second exchange occurring in July 2022. After completing the transfer of the miners to the Counterparty under the Swap Agreement, the Company relocated the balance of the miners it had deployed at the Coinmint Facility to the Whinstone Facility. In accordance with ASC 610-20, Sales and transfers of nonfinancial assets, (“ASC 610-20”), during the three and six months ended June 30, 2022, the Company recognized a gain on exchange of equipment of $8.6 million associated with the miners exchanged in June.

During the year ended December 31, 2021, the Company entered into six additional purchase agreements with Bitmain Technologies Ltd. (“Bitmain”) to acquire 52,500 Antminer model S19j miners and 30,000 of their latest Antminer model S19XP miners for a combined total purchase price of approximately $535.0 million. Pursuant to these agreements and as of June 30, 2022, approximately $110.6 million remains payable to Bitmain in installments in advance of shipment of the miners, subject to future adjustments as provided in the contracts. Shipment is scheduled to occur on a monthly basis through December 2022.

Included with construction in progress as of June 30, 2022, are deposit payments of approximately $0.1 million that relate to a Whinstone initiative for providing certain on-site temporary housing for stakeholders, including partners, analysts, shareholders, etc. The initiative arose as a result of limited accommodations for visitors in the Rockdale, TX, area, which is generally a remote area. The transaction as contemplated would involve Whinstone developing the temporary housing on land owned by Lyle Theriot (indirectly, through a limited liability company), who is part of the management team at Whinstone and who is considered a related party of Whinstone and who is considered a related party of Whinstone.. The Company is evaluating certain related party implications of the initiative, under U.S. GAAP and other applicable regulatory reporting requirements such as the Sarbanes-Oxley Act of 2002.

Depreciation is computed on the straight-line basis for the periods the assets are in service.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitment:

As of June 30, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of approximately 26,361 new model S19j Pro miners and 30,000 new model S19XP miners. Miners are scheduled to be delivered through December 2022, and the Company paid a deposit of 68% of the total purchase price. A summary of the purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) is summarized as follows (in thousands):

Agreement Date (1)	Original Purchase Commitment	Open Purchase Commitment	Deposit Balance	Expected Shipping
April 5, 2021	$138,506	$17,068	$85,095	Third Quarter 2022 – Fourth Quarter 2022
October 29, 2021	$56,250	$10,800	$41,864	Third Quarter 2022 – Fourth Quarter 2022
November 22, 2021	$32,550	$8,085	$21,402	Third Quarter 2022 – Fourth Quarter 2022
December 10, 2021	$97,650	$24,255	$68,124	Third Quarter 2022 – Fourth Quarter 2022
December 24, 2021	$202,860	$50,400	$140,868	Third Quarter 2022 – Fourth Quarter 2022
Total	$527,816	$110,608	$357,353

(1) Pursuant to the Company’s agreements with Bitmain, among other provisions, the Company is responsible for all shipping charges incurred in connection with the delivery of the miners.

Note 9. Intangible Assets and Goodwill

Intangible Assets, net:

Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

	Gross book value	Accumulated amortization	Net book value	Weighted-average life (years)
Customer contracts	$6,300	$(362)	$5,938	10
Trademark	5,000	(292)	4,708	10
UL Listings	2,700	(131)	2,569	12
Patents	561	(405)	156	Various
Intangible assets, net as of June 30, 2022	$14,561	$(1,190)	$13,371

	Gross book value	Accumulated amortization	Net book value	Weighted-average life (years)
Customer contracts	$6,300	$(51)	$6,249	10
Trademark	5,000	(42)	4,958	10
UL Listings	2,700	(19)	2,681	12
Patents	742	(468)	274	Various
Intangible assets, net as of December 31, 2021	$14,742	$(580)	$14,162

The intangible assets are being amortized over their respective original useful lives, which range from 10-12 years. The Company recorded amortization expense of $0.3 million and $0.03 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded amortization expense of $0.7 million and $0.05 million for the six months ended June 30, 2022 and 2021, respectively.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

The estimated future amortization expense associated with intangible assets is as follows:

Estimated amortization expense
For the six months ending December 31, 2022	$721
For the year ended December 31, 2023	1,390
For the year ended December 31, 2024	1,380
For the year ended December 31, 2025	1,378
For the year ended December 31, 2026	1,376
For the year ended December 31, 2027	1,367
For the year ended December 31, 2028 and thereafter	5,759
Total	$13,371

Goodwill:

The following table represents the changes in goodwill for the six months ended June 30, 2022:

Balance at January 1, 2022	$349,063
Impairment	(349,148)
ESS Metron purchase accounting adjustment	85
Balance at June 30, 2022	$—

Goodwill represents the excess future economic benefits of a business combination and is measured as the excess of consideration transferred over the fair value of the assets acquired and liabilities assumed in a business combination. Accounting for goodwill involves significant management judgment both in the initial measurement through purchase price allocations of business combinations and valuations of assets acquired within those business combinations and in the ongoing assessment of impairment. Goodwill is not amortized, but instead is tested for impairment annually during the fourth quarter each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. A qualitative impairment assessment involves analyzing relevant events and circumstances, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of a reporting unit’s assets. Items that are generally considered include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its carrying value (including goodwill). If the reporting unit’s estimated fair value exceeds its net book value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its net book value, in an amount not to exceed the carrying value of the reporting unit’s goodwill.

During the second quarter of 2022, recent adverse changes in business climate, including decreases in the price of Bitcoin and increased volatility of equity markets, as evidenced by declines in the market price of the Company’s securities, those of its peers, and major market indices, have reduced market multiples and increased weighted-average costs of capital, primarily driven by an increase in interest rates. Market concerns related to inflation, supply chain disruption issues and other macroeconomic factors have been some of the primary causes for these declines. Additionally, price of Bitcoin has declined significantly, notably during the second quarter of 2022. Due primarily to these factors, the Company determined that a triggering event had occurred, and therefore, performed an interim goodwill impairment assessment as of June 30, 2022. The valuation of our reporting units was determined with the assistance of an independent valuation specialist firm using a market approach. The market approach was based on the Guideline Public Company Method, which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate, giving consideration to risk profiles, size, geography, and diversity of products and services. Under the market approach, the Company evaluated the fair value based on trailing and forward-looking earnings and revenue multiples derived from comparable publicly traded companies with similar market position and size as the Company’s reporting units. The unobservable inputs used to measure the fair value included projected revenue growth rates, the price of Bitcoin, the global Bitcoin network hash rate, the timing of miner shipments under currently executed contracts and their subsequent deployment, and the determination of appropriate market comparison companies. The trailing-twelve-month and next-twelve-month enterprise value-to-revenue multiples assumed in the analysis ranged from approximately 0.7x to approximately 3.9x. The resulting estimated fair values of the combined reporting units were reconciled to the Company’s market capitalization, including an estimated implied control premium of approximately 30%.

The results of the quantitative test indicated the fair value of the reporting units did not exceed their carrying amounts, including goodwill. The difference between the carrying amount and the fair value of $349.1 million was recognized as a non-cash impairment charge during the three and six months ended June 30, 2022.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Note 10. Long-Term Assets

Deposits:

Deposits consisted of the following as of June 30, 2022:

Deposits on equipment
Beginning balance at January 1, 2022	$261,215
Additions	192,485
Reclassification to equipment	(96,348)
Ending balance	357,352
Security and other deposits	5,658
Deposits at June 30, 2022	$363,010

Deposits on Equipment:

During the six months ended June 30, 2022, the Company paid approximately $192.5 million as deposits, primarily for miners, and, as of June 30, 2022, reclassified $96.3 million to property and equipment in connection with the deployment of miners at the Whinstone Facility. See Note 8. “Property and Equipment” to these unaudited Notes to Condensed Consolidated Financial Statements.

Right of Use Assets:

See Note 12. “Leases” to these unaudited Notes to Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Accrued Expenses

As of June 30, 2022 and December 31, 2021, the Company’s accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Construction in progress	$2,020	$12,110
Power supply	9,517	—
Insurance	32	2,507
Other	1,955	1,527
Total accrued expenses	$13,524	$16,144

Note 12. Leases

At June 30, 2022, the Company had operating lease liabilities and right of use assets for its offices, manufacturing facilities of ESS Metron, and a ground lease at the Whinstone Facility that expire on various dates through January 2032, inclusive of extension options the Company is reasonably certain will be exercised.

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

As of June 30, 2022 and December 31, 2021, the right of use assets were $21.2 million and $13.2 million, respectively, and the operating lease liabilities were $21.5 million and $13.4 million, respectively, in the accompanying unaudited condensed consolidated balance sheets related to our ground lease and office leases. Operating lease right of use assets are included within long-term assets on the unaudited condensed consolidated balance sheets.

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

During the six months ended June 30, 2022, the Company executed a third lease amendment to the ground lease for the Whinstone facility, to add a second 100-acre tract of real property contiguous to the existing 100-acre tract on which the existing Whinstone Facility sits for an additional $0.9 million in annual payments. The initial term of the lease is scheduled to expire on January 31, 2032, followed by three ten-year renewal periods, unless terminated earlier. Concurrent with this third amendment, the Company executed a first amendment to the water reservation agreement to obtain additional non-potable cooling water from a nearby lake to be used by the Company for commercial purposes, such as evaporative cooling in our data center facility, for an additional $1.0 million in annual payments. The term of the original water reservation agreement was reset for a period of approximately twelve years from the original commencement date in April 2021, and is now scheduled to expire on January 31, 2032, followed by three ten-year renewal periods, unless terminated earlier.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$803	$109	$1,425	$109
Variable lease cost(2)	31	—	76	8
Total rent expense	$834	$109	$1,501	$117

(2)	Amounts primarily include common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Other Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flows from operating leases	$719	$140	$719	$140
Right of use assets exchanged for new operating lease liabilities	$—	$8,387	$8,784	$8,387
Weighted-average remaining lease term – operating leases	9.3	7.2	9.3	7.2
Weighted-average discount rate – operating leases	6.5%	7.5%	6.5%	7.5%

The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2022 under ASC 842 (in thousands):

	Ground lease	Office and other leases	Total
Six months ending December 31, 2022	$942	$490	$1,432
2023	1,935	1,013	2,948
2024	1,993	1,001	2,994
2025	2,053	908	2,961
2026	2,114	822	2,936
2027	2,178	839	3,017
Thereafter	9,664	6,030	15,694
Total undiscounted lease payments	20,879	11,103	31,982
Less present value discount	(6,280)	(4,216)	(10,496)
Present value of lease liabilities	$14,599	$6,887	$21,486

We recognize ground lease expense in cost of revenues – Data Center Hosting, and office and other lease expense in selling, general and administrative expenses, respectively, in the accompanying unaudited condensed consolidated statements of operations.

Note 13. Stockholders’ Equity

Preferred stock:

During the six months ended June 30, 2022, the remaining 2,199 shares of the Company’s 0% Series B Convertible Preferred Stock were converted to 2,199 shares of its common stock.

At-the-Market Equity Offering:

During the three and six months ended June 30, 2022, in connection with the At-the-Market Sales Agreement between the Company and its Sales Agent, the Company received gross proceeds of approximately $272.7 million ($267.0 million net of $5.7 million in expenses) from the sale of 30,559,817 shares of common stock, with an average fair value of $8.92 per share.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock:

During the six months ended June 30, 2022, the Company granted 863,805 service-based restricted stock units with a fair value of approximately $7.9 million and 715,300 performance-based restricted stock units with a fair value of approximately $11.5 million.

During the six months ended June 30, 2022, 1,162,080 shares of common stock were issued to the Company’s officers and employees in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Riot Blockchain, Inc. 2019 Equity Incentive Plan, as amended from time to time (the “2019 Equity Plan”). The Company withheld 486,395 of these shares at a fair value of approximately $8.8 million, to cover taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan. See Note 14. “Restricted Common Stock, Stock Options, Restricted Stock Units (“RSUs”) and Warrants” to these unaudited Notes to Condensed Consolidated Financial Statements.

Note 14. Restricted Common Stock, Stock Options, Restricted Stock Units (“RSUs”) and Warrants

Stock-Based Compensation:

The Company’s stock-based compensation expenses recognized during the three and six months ended June 30, 2022 and 2021 were attributable to selling, general and administrative expenses, which are included in the accompanying unaudited condensed consolidated statements of operations.

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service-based restricted stock awards	$2,656	$970	$3,938	$1,905
Performance-based restricted stock awards	(1,955)	—	(195)	—
Total stock-based compensation	$701	$970	$3,743	$1,905

Restricted Common Stock Awards:

Performance-based RSUs

A summary of the Company’s unvested performance-based restricted stock units for the six months ended June 30, 2022 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	3,404,585	$36.68
Granted	715,300	$16.08
Vested	(568,860)	$36.21
Forfeited	(80,033)	$33.75
Unvested at June 30, 2022	3,470,992	$32.58

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2022, the Company awarded 715,300 performance-based restricted shares of common stock under the 2019 Equity Plan to employees, which are eligible to vest upon the successful completion of specified milestones related to added infrastructure capacity and financial targets over the performance period ending on December 31, 2023.

The value of performance-based restricted stock grants is measured based on their fair market value on the date of grant and amortized over their respective estimated implicit service periods. As of June 30, 2022, there was approximately $25.9 million of total unrecognized compensation cost related to performance-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately nine months.

Service-based RSUs

A summary of the Company’s unvested service-based restricted stock units for the six months ended June 30, 2022 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	610,561	$5.93
Vested	(691,909)	$6.39
Granted	863,805	$9.20
Forfeited	(8,915)	$11.49
Unvested at June 30, 2022	773,542	$9.11

The value of service-based restricted stock grants is measured based on their fair market value on the date of grant and amortized over their respective vesting periods. During the six months ended June 30, 2022, the fair value of awards granted totaled $7.9 million and as of June 30, 2022, there was approximately $6.2 million of total unrecognized compensation cost related to unvested service-based restricted common stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately eleven months.

Other Common Stock Purchase Warrants:

As of June 30, 2022, the Company had a warrant outstanding to purchase up to 63,000 shares of the Company’s common stock at a purchase price of $48.37 per share issued to XMS Capital Partners, LLC (“XMS”) as partial payment for its advisory services in connection with the Company’s Whinstone Acquisition. The warrant can be exercised any time through August 12, 2026.

No warrants were issued during the six months ended June 30, 2022.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2022, and December 31, 2021:

	Fair value measured at June 30, 2022
	Total carrying value at June 30, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$130,693	$—	$—	$130,693
Contingent consideration liability	$54,477	$—	$—	$54,477

	Fair value measured at December 31, 2021
	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$26,079	$—	$—	$26,079
Contingent consideration liability	$83,928	$—	$—	$83,928

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

The terms of the Power Supply Agreement require margin-based collateral for both TXU and the Company, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. The margin-based collateral requirement of the Company was zero as of June 30, 2022 and December 31, 2021.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Liabilities:

Business Combination Contingent Consideration

The Company recorded a Level 3 financial liability during the year ended December 31, 2021, relating to the contingent consideration arrangement arising from the acquisition of Whinstone. Contingent consideration represents an obligation of the Company to transfer cash to the Whinstone Seller when Whinstone realizes or receives a benefit from utilization of certain defined power credits. The Company estimated the fair value of the contingent consideration using a discounted cash flow analysis, which includes estimates of both the timing and amounts of potential future power credits. These estimates were determined using the Company’s historical consumption quantities and patterns combined with management’s expectations of its future consumption requirements, which require significant judgment and depend on various factors outside the Company’s control, such as construction delays. The discount rate of approximately 2.5% includes observable market inputs, such as TXU’s parent company’s Standard & Poor’s credit rating of BB, but also includes unobservable inputs such as interest rate spreads, which were estimated based on qualitative judgment related to company-specific risk factors. Specifically, due to the power credits being subordinated obligations for TXU’s parent, we used one credit rating lower than BB in our yield curve to estimate a reasonable interest rate spread to determine the cost of debt input. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 21%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Actual results that differ from the assumptions used and any changes to the significant assumptions and unobservable inputs used could have a material impact on future results of operations.

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

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

	2022	2021
Balance as of January 1	$26,079	$—
Acquisition of Whinstone	—	13,967
Change in fair value	104,614	16,393
Balance as of June 30	$130,693	$30,360

For the three and six months ended June 30, 2022, there was a change of approximately $60.9 million and $104.6 million, respectively, in Level 3 assets measured at fair value. Additionally, during the three and six months ended June 30, 2022, power sales back into the Electric Reliability Council of Texas (“ERCOT”) marketplace through Whinstone’s participation in ERCOT’s energy demand response programs totaled $5.7 million and $8.3 million, respectively, which are recorded in power curtailment credits in the accompanying unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2021, power curtailment credits totaled $1.1 million in each period.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

	2022	2021
Balance as of January 1	$83,928	$—
Acquisition of Whinstone		82,953
Change in contingent consideration	(29,627)	—
Change in fair value	176	185
Balance as of June 30	$54,477	$83,138

For the three and six months ended June 30, 2022 and 2021, the change in Level 3 liabilities measured at fair value was $0.2 million for each period. The Company’s estimated liability for contingent consideration represents potential payments of additional consideration for the Whinstone Acquisition, payable if Whinstone realizes or receives a benefit from utilization of certain defined power credits. Changes in the fair value of contingent consideration are recorded in the unaudited condensed consolidated statements of operations within change in fair value of contingent consideration.

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

Note 16. Commitments and Contingencies

Commitments:

Operating Leases:

The Company leases its primary office locations, manufacturing facilities and data center hosting facilities, as well as a ground lease, under noncancelable lease agreements that expire on varying dates through 2032. See Note 12. “Leases” to these unaudited Notes to Condensed Consolidated Financial Statements.

Water Reservation Agreement:

Whinstone executed a water reservation agreement in April 2021 with the lessor of the ground lease to obtain a certain quantity of non-potable cooling water from a nearby lake to be used by the Company for evaporative cooling at our Whinstone Facility. During the six months ended June 30, 2022, and concurrent with the third amendment to the ground lease described in Note 12. “Leases” to these unaudited Notes to Condensed Consolidated Financial Statements, the Company executed a first amendment to the water reservation agreement to obtain additional non-potable cooling water for the expanded lease area, for an additional $1.0 million in annual payments. The term of the water reservation agreement was reset for a period now expiring on January 31, 2032, followed by three ten-year renewal periods, unless terminated earlier, and requires total annual payments of approximately $2.0 million.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company concluded that the agreement was not a lease or a derivative instrument. Because the Company obtained an additional right of use for the reserved non-potable cooling water amount, and the charges were increased by a standalone price commensurate with the additional non-potable cooling water use rights and at market rates, the water reservation agreement was determined to be a lease modification accounted for as a separate contract. As such, the fees of the water reservation agreement were excluded from the lease payments of the ground lease and the water reservation agreement was accounted for as a separate executory contract.

Contingencies:

Legal Proceedings:

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of any such proceedings; however, it assesses the probability of an unfavorable outcome of any material litigation, claims or proceedings to determine whether a liability had been incurred. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance to protect the Company from such claims. In terms of any matters where no insurance coverage is available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. Based on current information, the Company does not believe there is a reasonable possibility that, other than with regard to the Class Action described below, a material loss, if any, will result from claims, lawsuits or proceedings to which the Company is subject to either individually, or in the aggregate.

Whinstone Customer Dispute

On June 13, 2022, GMO Gamecenter USA, Inc., a California corporation, and GMO Internet, Inc., a corporation organized and existing under the laws of Tokyo, Japan (collectively “GMO”), filed a complaint against Whinstone US, Inc. in the Supreme Court of the State of New York County of New York: Commercial Division, Index No.: 656762/2022, subsequently removed to the United States District Court, S.D.N.Y., Case No. 1:22-cv-05974-JPC (the “Complaint”). After extensive discussions and upon Whinstone demanding that GMO reasonably negotiate a new hosting agreement in good faith pursuant to the terms of its existing agreement, GMO filed the Complaint. GMO alleges Whinstone breached a Colocation Services Agreement by failing to indemnify GMO for certain contractual loss of profit, and causing certain other damages to GMO in the nature of loss of revenue, lost profits and loss of savings. GMO is seeking compensatory damages in excess of $50 million, and pre-judgment and post-judgment interest. Whinstone is preparing to respond to the Complaint, which is due August 22, 2022. Whinstone denies the substantive allegations of the Complaint, intends to vigorously defend Whinstone against GMO’s claims, and intends to assert a Counterclaim against GMO.

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

On December 24, 2020, Lead Plaintiff filed another amended complaint. On April 8, 2022, the court again granted Defendants’ motions to dismiss the operative complaint without prejudice. On May 27, 2022, Lead Plaintiff filed the third amended consolidated complaint. Defendants submitted motions to dismiss on July 18, 2022.  Briefing on the motions to dismiss will be completed in October 2022. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shareholder Derivative

In 2018, five shareholder derivative actions were filed on behalf of the Company. The complaints in each of these actions contain allegations similar to the allegations set forth in the shareholder class action complaint pending in the United States District Court for the District of New Jersey and seek recovery against the Company and certain of the Company’s officers and directors and an investor for alleged claims including breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and mismanagement. Each of the complaints also seek unspecified monetary damages and corporate governance changes. All of the cases have been stayed pending resolution of the motion to dismiss in the securities class action pending in the United States District Court for the District of New Jersey, except for one matter (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18, Supreme Court of the State of New York, County of Nassau) in which the court has adjourned the preliminary conference until February 7, 2023 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

Defendants intend to vigorously contest plaintiffs’ allegations in the shareholder derivative actions and plaintiffs’ right to bring the action in the name of Riot Blockchain. As this litigation is still at an early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Note 17. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has three reportable segments: Mining, Data Center Hosting, and Engineering. The guidance requires that segment disclosures present the measure(s) used by the CODM to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of our three reporting segments to assess the performance of the business of our reportable operating segments.

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

The Data Center Hosting segment purchases custom engineered electrical products from the Engineering segment in the ordinary course of business. Effective January 1, 2022, the Mining segment entered into a colocation services agreement with the Data Center Hosting segment whereby the Mining segment is charged a base colocation fee per miner deployed at Whinstone plus a performance fee calculated as a percentage of gross mining profit. The revenue and cost of revenues from intersegment transactions have been eliminated in the consolidated statements of operations in accordance with U.S. GAAP. For purposes of segment reporting, the revenues and cost of revenues for each segment are presented in the table below on a stand-alone basis, with the intersegment eliminations presented separately, such that total revenue and total cost of revenues total to the consolidated statements of operations. All other revenues are from external customers. No single third-party customer or related group of third-party customers contributed 10% or more of the Company’s total consolidated revenue during the three and six months ended June 30, 2022 and 2021. However, three customers accounted for nearly all of the Company’s third-party Data Center Hosting revenue.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended June 30, 2022, approximately 67% of the Company’s mining revenue was generated from our Whinstone Facility in Rockdale, Texas, and the remaining 33% was generated from the Coinmint Facility. For the six months ended June 30, 2022, approximately 62% of the Company’s mining revenue was generated from our Whinstone Facility in Rockdale, Texas, and the remaining 38% was generated from the Coinmint Facility in New York. During the six months ended June 30, 2022, the Company terminated its agreement with Coinmint effective July 8, 2022.

The following table details revenue and cost of revenues for the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021, and reconciles to net income (loss) on the unaudited condensed consolidated statements of operations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reportable segment revenue, net:
Mining	$46,151	$31,450	$104,096	$54,623
Data Center Hosting	23,577	2,874	44,616	2,874
Engineering	19,512	—	34,750	—
Other revenue	24	24	48	48
Eliminations	(16,317)	—	(30,776)	—
Total segment and consolidated revenue	72,947	34,348	152,734	57,545
Reportable segment cost of revenues (exclusive of depreciation and amortization shown below):
Mining	20,913	9,325	44,844	16,859
Data Center Hosting	26,012	3,736	47,504	3,736
Engineering	16,983	—	30,535	—
Eliminations	(15,554)	—	(28,901)	—
Total segment and consolidated cost of revenues (exclusive of depreciation and amortization shown below)	48,354	13,061	93,982	20,595
Reconciling Items:
Acquisition-related costs	—	(17,032)	(78)	(18,342)
Selling, general and administrative	(10,713)	(3,512)	(21,545)	(7,664)
Depreciation and amortization	(20,562)	(5,738)	(34,807)	(8,584)
Change in fair value of derivative asset	60,931	16,393	104,614	16,393
Power curtailment credits	5,706	1,143	8,258	1,143
Change in fair value of contingent consideration	—	(185)	(176)	(185)
Realized gain on sale/exchange of cryptocurrencies	14,353	29	23,589	29
Gain on exchange of equipment	8,614	—	8,614	—
Impairment of cryptocurrencies	(99,787)	(17,507)	(126,177)	(17,507)
Impairment of goodwill	(349,148)	—	(349,148)	—
Interest income (expense)	—	80	(357)	255
Realized loss on sale of marketable equity securities	(1,624)	—	(1,624)	—
Realized gain on sale/exchange of long-term investment	—	26,260	—	26,260
Unrealized gain (loss) on marketable equity securities	(4,837)	339	(6,448)	339
Other income (expense)	(59)	1,510	(59)	1,510
Current income tax benefit (expense)	(427)	—	(739)	—
Deferred income tax benefit (expense)	6,626	(3,730)	6,626	(3,730)
Net income (loss)	$(366,334)	$19,337	$(330,705)	$26,867

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18. Subsequent Events

Sale of Common Stock:

Subsequent to June 30, 2022, and as of the date of this filing, the Company received net proceeds on sales of 6.5 million shares of common stock under the Sales Agreement of approximately $31.5 million (after deducting $0.6 million in commissions and expenses) at a weighted average price of $4.95 per share.

Sale of Bitcoin:

Subsequent to June 30, 2022, the Company sold 275 Bitcoin at an average sales price of approximately $20,262 for proceeds of approximately $5.6 million and an estimated gain on sale of $0.4 million.

Employee Equity Grants:

Subsequent to June 30, 2022, the Company granted 729,349 restricted stock units under the 2019 Equity Plan, including: (a) 38,350 service-based RSUs with a fair value of approximately $0.2 million, which are eligible to vest in four quarterly tranches following the grant date, subject to the recipient’s continued employment with the Company through the vesting date; and (b)  690,999 performance-based RSUs with a fair value of approximately $3.2 million, which are eligible to vest based on the Company’s achievement of certain performance objectives, as specified under the performance-based restricted stock unit plan adopted on August 12, 2021 under the 2019 Equity Plan.

Subsequent to June 30, 2022, 79,607 shares of common stock were issued to the Company’s officers and employees in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Plan. The Company withheld 22,423 of these shares at a fair value of approximately $0.1 million, in satisfaction of withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan and approved by the Compensation Committee of the Company’s Board of Directors.

Termination of Co-location Mining Services Agreement

The Company elected not to renew its co-location mining services agreement with Coinmint, which was, therefore, terminated automatically by its terms as of July 8, 2022. See Note 8. “Property and Equipment” to these unaudited Notes to Condensed Consolidated Financial Statements for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the fiscal year ended December 31, 2021, as included in our 2021 Annual Report. In addition to historical consolidated financial information, the following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and our actual results could differ materially from those discussed in these forward-looking statements. Further, these forward-looking statements should not be construed either as assurances of performance or as promises of a given course of action. You should review the sections of this Quarterly Report entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.

Business Overview:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin. We also provide the critical mining infrastructure for our institutional-scale hosted clients to mine Bitcoin at our Whinstone Facility, with 700 megawatts in total capacity. Additionally, we are beginning development of a second large-scale Bitcoin mining data center at our Corsicana Facility, which is expected to have approximately one gigawatt of capacity for both our Bitcoin mining operations and to host institutional-scale Bitcoin mining and data center clients. Our Whinstone Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently expanding its capacity.

We operate in an environment which is consistently evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital among opportunities that generate the highest return on our capital.

Industry Trends

During 2022, we observed other companies in the Bitcoin ecosystem experience significant challenges and failure due to the precipitous decline in the price of Bitcoin. We anticipate this trend will likely continue as other companies attempt to shift their business models to operate on compressed margins. The dramatic increase in the price of Bitcoin observed in the market during the last few years caused many companies to over-leverage themselves, operating in an unsustainable way given the instability in the price of Bitcoin. Despite challenges in the ecosystem, Riot continues to focus on building long-term stockholder value by taking strategic action to vertically integrate, expanding the Whinstone Facility and developing our Corsicana Facility. As we grow our business, we continue to focus on deploying our efficient mining fleet, at scale, while realizing benefit of being an owner and operator of our Bitcoin mining facilities.

We anticipate that 2022 will continue to be a year of consolidation in the Bitcoin mining industry, and we believe that, given our relative position, liquidity and absence of long-term debt, in the competitive landscape, we are likely positioned to benefit from this consolidation. As a result of any strategic action undertaken by us, our business and financial results may change significantly. We are continuously evaluating strategic opportunities we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry. See Part I, Item 1A. “Risk Factors” of our 2021 Annual Report for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Bitcoin Mining

The Company’s current focus is on its mining operation, and during the six months ended June 30, 2022, we continued to deploy miners with the objective of increasing the Company’s operational efficiency and performance.

At June 30, 2022, our Mining business operated approximately 44,720 ASIC miners, with a hash rate capacity of approximately 4.4 exahash per second (“EH/s”). In the six months ended June 30, 2022, we mined 2,800 Bitcoin, which represented an increase of 58% over the 1,166 Bitcoin we mined in the six months ended June 30, 2021. Based on our existing operations and expected deliveries of miners pursuant to our purchase orders with their manufacturer, Bitmain, we anticipate we will have approximately 115,450 miners in operation, with a hash rate capacity of approximately 12.5 EH/s by the first quarter of 2023.

Subsequent to June 30, 2022, we fully exited our Mining operations at the Coinmint Facility. We believe this transition will lower our overall cost of revenues for the Mining business as new miners will be deployed at the Whinstone Facility. See Note 8. “Property and Equipment” to these unaudited Notes to Condensed Consolidated Financial Statements for further discussion.

Our Bitcoin mining operations are subject to unique industry risks such as the historical volatility in the demand for, and price of, Bitcoin and changes in the public perception of Bitcoin.

Miner Purchases and Deployments

At June 30, 2022, we had purchased, received and/or deployed the following miners:

Number of miners
Miners deployed at January 1, 2022	30,907
Net miners deployed during the six months ended June 30, 2022	13,813
Miners received during the six months ended June 30, 2022, but not yet deployed	14,369
Miners under contract, but not yet received	56,361
Total miners under contract, deployed or expected to be received, at June 30, 2022	115,450

As of June 30, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of approximately 26,361 new model S19j Pro miners and 30,000 new model S19XP miners, scheduled to be delivered through December 2022. Pursuant to these agreements, approximately $110.6 million remains payable to Bitmain in installments in advance of shipment of the miners, subject to future adjustments as provided in the contracts, which is scheduled to occur monthly through December 2022.

In order to take advantage of our low-cost power supply agreement at the Company’s Whinstone Facility and eliminate third-party hosting fees, during the six months ended June 30, 2022, the Company elected not to renew its co-location mining services agreement with Coinmint, which was, therefore, terminated automatically by its terms as of July 8, 2022.

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

In addition, nationally we have experienced and are experiencing varying degrees of inflation, resulting in part from various supply chain disruptions, increased shipping and transportation costs, and increased raw material and labor costs, as well as other disruptions resulting from the continuing COVID-19 pandemic and general global economic conditions. This inflationary impact on our cost structure has contributed to adjustments in operations, ability to obtain materials and retain talent, despite a continued focus on reducing our costs where possible.

Global Logistics:

Global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively mitigate any delivery delays to avoid materially impacting our miner deployment schedule, however, there are no assurances we will be able to continue to mitigate any such delivery delays in the future. Additionally, the expansion of the Whinstone Facility and the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and hold many of the required materials to help mitigate against global supply logistic and pricing concerns. We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans. See the discussion under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and under Part I, Item 1A of the 2021 Annual Report for additional discussion regarding potential impacts the global supply chain crisis may have on our operations and plans for expansion.

Summary of Mining Results

The following table presents additional information about our Mining activities, including Bitcoin production and sales of the Bitcoin the Company mined during the six months ended June 30, 2022, and 2021 ($ in thousands):

	Quantities
	(in coins)	Amounts
Balance at January 1, 2022	4,884	$159,544
Revenue recognized from cryptocurrencies mined	2,800	104,096
Proceeds from sale of cryptocurrencies	(1,000)	(33,116)
Exchange of Bitcoin for employee compensation	(31)	(1,362)
Realized gain on sale/exchange of cryptocurrencies	—	23,589
Impairment of cryptocurrencies	—	(126,177)
Balance at June 30, 2022	6,653	$126,574

	Quantities
	(in coins)	Amounts
Balance at January 1, 2021	1,078	$11,626
Revenue recognized from cryptocurrencies mined	1,166	54,139
Proceeds from sale of cryptocurrencies	—	—
Exchange of Bitcoin for employee compensation	(1)	(33)
Realized gain on sale/exchange of cryptocurrencies	—	29
Impairment of cryptocurrencies	—	(17,507)
Balance at June 30, 2021	2,243	$48,254

Results of Operations Comparative Results for the Three Months Ended June 30, 2022 and 2021:

Revenue:

For the three months ended June 30, 2022 and 2021, Mining revenue was $46.2 million, and $31.5 million, respectively. The increase of $14.7 million in Mining revenue was due to a higher number of Bitcoin mined of 1,395 in the 2022 period, as compared to 675 in the 2021 period, partially offset by lower Bitcoin values in the 2022 period, averaging $33,081 per coin as compared to $46,226 per coin in the 2021 period.

For the three months ended June 30, 2022 and 2021, Data Center Hosting revenue was $9.8 million, and $2.9 million, respectively. Data Center Hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Whinstone Facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient.

For the three months ended June 30, 2022, Engineering revenue was $16.9 million, and there was no Engineering revenue for the three months ended June 30, 2021. Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which the Company has an enforceable right to receive compensation as defined under the contract.

Costs and expenses:

Cost of revenues for Mining for the three months ended June 30, 2022 and 2021 was $18.0 million and $9.3 million, respectively, representing an increase of approximately $8.7 million. As a percentage of Mining revenue, cost of revenues totaled 39.0% and 29.7% for each of the three months ended June 30, 2022 and 2021, respectively. Cost of revenues consists primarily of direct production costs of mining operations, including electricity, labor, insurance and the variable Coinmint hosting fee, but excluding depreciation and amortization, which are separately stated. The increase of $8.7 million in cost of revenues is primarily due to the increases in variable mining costs, including the variable hosting fees, associated with increases in mining revenues.

Cost of revenues for Data Center Hosting for the three months ended June 30, 2022 and 2021 was $15.2 million and $3.7 million, respectively. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs.

Cost of revenues for Engineering for the three months ended June 30, 2022 was $15.2 million and there were no engineering costs for the three months ended June 30, 2021. The 2022 costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs.

Selling, general and administrative expenses during the three months ended June 30, 2022 and 2021 totaled $10.7 million and $3.5 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase of $7.2 million is primarily due to an increase of $2.1 million in compensation-related expense due to additional employees to support the Company’s growth, an increase in audit and consulting fees of $2.2 million resulting primarily from assistance on internal control systems and procedures and information technology projects, an increase in insurance expense of $0.8 million, and other general operating costs, including rent, to support the Company’s growth.

Depreciation and amortization expenses during the three months ended June 30, 2022 totaled $20.6 million, which is an increase of approximately $14.9 million, as compared to $5.7 million for the three months ended June 30, 2021. The increase is primarily due to higher depreciation expense recognized for the Whinstone Facility and our recently acquired miners.

Change in fair value of our derivative asset for the three months ended June 30, 2022 and 2021, was $60.9 million and $16.4 million, respectively, and was recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value on the date of our acquisition of Whinstone.

Power curtailment credits for the three months ended June 30, 2022 and 2021, was $5.7 million and $1.1 million, respectively, and represents power sales into the ERCOT marketplace through Whinstone’s participation in ERCOT’s energy demand response programs.

Realized gain on sale/exchange of cryptocurrencies for the three months ended June 30, 2022 was $14.4 million. The realized gain or loss on sale/exchange of cryptocurrencies for the three months ended June 30, 2021 was nominal.

Gain on exchange of equipment for the three months ended June 30, 2022 was $8.6 million arising from the equipment exchange agreement with a third-party Bitcoin mining company. There was no gain on exchange of equipment during the three months ended June 30, 2021.

Impairment of cryptocurrencies for the three months ended June 30, 2022 and 2021 was $99.8 million and $17.5 million, respectively, arising from the decline in Bitcoin prices.

Impairment of goodwill for the three months ended June 30, 2022 was $349.1 million arising from recent adverse changes in business climate, including decreases in the price of Bitcoin and increased volatility of equity markets, as evidenced by declines in the market price of the Company’s securities, those of its peers, and major market indices. There was no impairment recognized during the three months ended June 30, 2021.

Other income and expenses:

Other expense for the three months ended June 30, 2022 was $6.5 million, and primarily consisted of the unrealized loss on marketable equity securities of $4.8 million and the realized loss on sale of marketable equity securities of $1.6 million recognized in connection with the sale of our shares of Mogo. Other income for the three months ended June 30, 2021 was $28.2 million, which primarily related to a $26.3 million realized gain on sale/exchange of long-term investment recognized in connection with the exchange of our shares of Coinsquare Ltd. (“Coinsquare”) for shares of Mogo.

Results of Operations Comparative Results for the Six Months Ended June 30, 2022 and 2021:

Revenue:

For the six months ended June 30, 2022 and 2021, Mining revenue was $104.1 million, and $54.6 million, respectively. The increase of $49.5 million in Mining revenue was due to a higher number of Bitcoin mined of 2,800 in the 2022 period, as compared to 1,166 in the 2021 period, partially offset by lower Bitcoin values in the 2022 period, averaging $37,175 per coin as compared to $37,868 per coin in the 2021 period.

For the six months ended June 30, 2022 and 2021, Data Center Hosting revenue was $19.5 million, and $2.9 million, respectively. Data Center Hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Whinstone Facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient.

For the six months ended June 30, 2022, Engineering revenue was $29.1 million, and there was no Engineering revenue for the six months ended June 30, 2021. Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which the Company has an enforceable right to receive compensation as defined under the contract.

Other revenue consisting of license fees was not significant in either period.

Costs and expenses:

Cost of revenues for Mining for the six months ended June 30, 2022 and 2021 was $37.1 million and $16.9 million, respectively, representing an increase of approximately $20.2 million. As a percentage of Mining revenue, cost of revenues totaled 35.6% and 30.9% for each of the six months ended June 30, 2022 and 2021, respectively. Cost of revenues consists primarily of direct production costs of mining operations, including electricity, labor, insurance and the variable Coinmint hosting fee, but excluding depreciation and amortization, which are separately stated. The increase of $20.2 million in cost of revenues is primarily due to the increases in variable mining costs, including the variable hosting fees, associated with increases in mining revenues.

Cost of revenues for Data Center Hosting for the six months ended June 30, 2022 and 2021 was $30.2 million and $3.7 million, respectively. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs.

Cost of revenues for Engineering for the six months ended June 30, 2022 was $26.7 million and there were no Engineering costs for the six months ended June 30, 2021. The 2022 costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs.

Selling, general and administrative expenses during the six months ended June 30, 2022 and 2021 totaled $21.5 million and $7.7 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase of $13.9 million is primarily due to an increase of $5.0 million in compensation expense and an increase of $1.8 million in stock-compensation expense resulting from additional awards due to additional employees, an increase in audit and consulting fees of $2.4 million resulting primarily from assistance on internal control systems and procedures and information technology projects, an increase in insurance expense of $1.6 million, and other general operating costs, including rent, to support the Company’s growth.

Depreciation and amortization expenses during the six months ended June 30, 2022 totaled $34.8 million, which is an increase of approximately $26.2 million, as compared to $8.6 million for the six months ended June 30, 2021. The increase is primarily due to higher depreciation expense recognized for the Whinstone Facility and our recently acquired miners.

Change in fair value of our derivative asset for the six months ended June 30, 2022 and 2021 was $104.6 million and $16.4 million, respectively, and was recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value on the date of our acquisition of Whinstone.

Power curtailment credits for the six months ended June 30, 2022 and 2021 was $8.3 million and $1.1 million, respectively, and represents power sales into the ERCOT marketplace through Whinstone’s participation in ERCOT’s energy demand response programs.

Realized gain on sale/exchange of cryptocurrencies for the six months ended June 30, 2022 was $23.6 million. The realized gain or loss on sale/exchange of cryptocurrencies for the six months ended June 30, 2021 was nominal.

Gain on exchange of equipment for the six months ended June 30, 2022 was $8.6 million arising from the equipment exchange agreement with a third-party Bitcoin mining company. There was no gain on exchange of equipment during the six months ended June 30, 2021.

Impairment of cryptocurrencies for the six months ended June 30, 2022 and 2021 was $126.2 million and $17.5 million, respectively, arising from the decline in Bitcoin prices.

Impairment of goodwill for the six months ended June 30, 2022 was $349.1 million arising from recent adverse changes in business climate, including decreases in the price of Bitcoin and increased volatility of equity markets, as evidenced by declines in the market price of the Company’s securities, those of its peers, and major market indices. There was no impairment recognized during the six months ended June 30, 2021.

Other income and expenses:

Other expense for the six months ended June 30, 2022 was $8.5. million and primarily consisted of the unrealized loss on marketable equity securities of $6.4 million and the realized loss on sale of marketable equity securities of $1.6 million recognized in connection with the sale of our shares of Mogo. Other income for the six months ended June 30, 2021 was $28.4 million, which primarily related to a $26.3 million realized gain on sale/exchange of long-term investment recognized in connection with the exchange of our shares of Coinsquare for shares of Mogo.

Non-GAAP Measures

In addition to consolidated U.S. GAAP financial measures, we consistently evaluate our use and calculation of the non-GAAP financial measures, “Adjusted EBITDA” and Adjusted earnings per share (“Adjusted EPS”). Adjusted EBITDA is a financial measure defined as our EBITDA, adjusted to eliminate the effects of certain non-cash and / or non-recurring items, that do not reflect our ongoing strategic business operations. EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA further adjusted for certain income and expenses, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items. The Company determined to exclude impairments and gains or losses on sales or exchanges of cryptocurrencies from our calculation of Adjusted Non-GAAP EBITDA for all periods presented.

Adjusted EPS is a financial measure defined as our EBITDA divided by our diluted weighted-average shares outstanding, adjusted to eliminate the effects of certain non-cash and / or non-recurring items, that do not reflect our ongoing strategic business operations. EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EPS is EBITDA further adjusted for certain income and expenses, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items. The Company determined to exclude impairments and gains or losses on sales or exchanges of cryptocurrencies from our calculation of Adjusted Non-GAAP EPS for all periods presented.

We believe Adjusted EBITDA and Adjusted EPS can be important financial measures because they allow management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments.

Adjusted EBITDA and Adjusted EPS are provided in addition to and should not be considered to be a substitute for, or superior to net income, the comparable measure under U.S. GAAP. Further, Adjusted EBITDA and Adjusted EPS should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA and Adjusted EPS have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under U.S. GAAP.

Reconciliations of Adjusted EBITDA and Adjusted EPS to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

Reconciliation of GAAP and Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income (loss)	$(366,334)	$19,337	$(330,705)	$26,867
Interest (income) expense	—	(80)	357	(255)
Income tax expense (benefit)	(6,199)	3,730	(5,887)	3,730
Depreciation and amortization	20,562	5,738	34,807	8,584
EBITDA	(351,971)	28,725	(301,428)	38,926

Adjustments:
Non-cash/non-recurring operating expense:
Stock-based compensation expense	701	970	3,743	1,905
Acquisition-related costs	—	17,032	78	18,342
Change in fair value of derivative asset	(60,931)	(16,393)	(104,614)	(16,393)
Change in fair value of contingent consideration	—	185	176	185
Realized loss on sale of marketable equity securities	1,624	—	1,624	—
Unrealized loss (gain) on marketable equity securities	4,837	(339)	6,448	(339)
Realized gain on sale/exchange of long-term investment	—	(26,260)	—	(26,260)
Gain on exchange of equipment	(8,614)	—	(8,614)	—
Other (income) expense	59	(1,510)	59	(1,510)
Impairment of goodwill	349,148	—	349,148	—
Other revenue, (income) expense items:
License fees	(24)	(24)	(48)	(48)
Adjusted EBITDA	$(65,170)	$2,386	$(53,428)	$14,808

Non-GAAP Adjusted EPS	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$(2.81)	$0.22	$(2.67)	$0.31
Interest (income) expense	—	—	—	—
Income tax expense (benefit)	(0.05)	0.04	(0.05)	0.04
Depreciation and amortization	0.16	0.06	0.28	0.10
EBITDA	(2.70)	0.32	(2.44)	0.45

Adjustments:
Non-cash/non-recurring operating expense:
Stock-based compensation expense	0.01	0.01	0.03	0.02
Acquisition-related costs	—	0.19	—	0.21
Change in fair value of derivative asset	(0.47)	(0.18)	(0.85)	(0.19)
Change in fair value of contingent consideration	—	—	—	—
Realized loss on sale of marketable equity securities	0.01	—	0.01	—
Unrealized loss (gain) on marketable equity securities	0.04	—	0.05	—
Realized gain on sale/exchange of long-term investment	—	(0.29)	—	(0.30)
Gain on exchange of equipment	(0.07)	—	(0.07)	—
Other (income) expense	—	(0.02)	—	(0.02)
Impairment of goodwill	2.68	—	2.82	—
Other revenue, (income) expense items:
License fees	—	—	—	—
Adjusted EPS	$(0.50)	$0.03	$(0.43)	$0.17

Diluted weighted average number of shares outstanding	130,405,502	89,241,044	123,760,839	86,501,471

In addition to the non-GAAP financial measures of Adjusted EBITDA and Adjusted EPS described above, we believe “Cost of revenues – Mining, net of power curtailment credits” and “Cost of revenues – Data Center Hosting, net of power curtailment credits” are two additional performance measurements that represent a key indicator of the Company’s core business operations of both Bitcoin mining and Data Center Hosting. These measurements are defined as Cost of revenues – Mining less power curtailment credits and Cost of revenues – Data Center Hosting less power curtailment credits, respectively.

We believe our ability to sell power back to the grid at market-driven spot prices, thereby reducing our operating costs, is integral to our overall strategy, specifically our power management strategy and our commitment to supporting the ERCOT grid. While participation in various grid demand response programs may impact our Bitcoin production, we view this as an important part of our partnership-driven approach with ERCOT and our commitment to being a good corporate citizen in our communities.

We believe netting the power sales against our costs can be an important financial measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our operating efficiencies, from period-to-period by making such adjustments. We have allocated the benefit of the power sales to our Data center hosting and Mining segments based on their proportional power consumption during the periods presented.

“Cost of revenues – Mining, net of power curtailment credits” and “Cost of revenues – Data Center Hosting, net of power curtailment credits” are provided in addition to and should not be considered to be a substitute for, or superior to Cost of revenues – Mining or Cost of revenues – Data Center Hosting as presented in our consolidated statements of operations.

Reconciliations of these measurements to the most comparable U.S. GAAP financial metrics for historical periods are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues – Data Center Hosting	$15,184	$3,736	$30,169	$3,736
Power curtailment credits	(3,497)	(1,143)	(5,438)	(1,143)
Cost of revenues – Data Center Hosting, net of power curtailment credits	$11,687	$2,593	$24,731	$2,593

Cost of revenues – Mining	$17,995	$9,325	$37,089	$16,859
Power curtailment credits	(2,209)	—	(2,820)	—
Cost of revenues – Mining, net of power curtailment credits	$15,786	$9,325	$34,269	$16,859

Total power curtailment credits	$(5,706)	$(1,143)	$(8,258)	$(1,143)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, we had working capital of approximately $395.9 million, which included cash and cash equivalents of $270.5 million. We reported net loss of $330.7 million during the six months ended June 30, 2022. Net loss included $277.4 million in non-cash items consisting primarily of the change in fair value of our derivative asset of $104.6 million, the increase in Bitcoin held of $102.7 million, a realized gain on the sale/exchange of cryptocurrencies of $23.6 million, the gain on exchange of equipment of $8.6 million, and income tax benefit of $5.9 million offset by the impairment of goodwill of $349.1 million, impairment of cryptocurrencies of $126.2 million, depreciation and amortization of $34.8 million, an unrealized loss on marketable equity securities of $6.4 million, stock-based compensation expense of $3.7 million and the realized loss on sale of marketable equity securities of $1.6 million.

Contractual Commitments

At June 30, 2022, we had the following contractual commitments (in thousands):

Agreement Date (3)	Original Purchase Commitment	Open Purchase Commitment	Deposit Balance	Expected Shipping
April 5, 2021	$138,506	$17,068	$85,095	Third Quarter 2022 – Fourth Quarter 2022
October 29, 2021	$56,250	$10,800	$41,864	Third Quarter 2022 – Fourth Quarter 2022
November 22, 2021	$32,550	$8,085	$21,402	Third Quarter 2022 – Fourth Quarter 2022
December 10, 2021	$97,650	$24,255	$68,124	Third Quarter 2022 – Fourth Quarter 2022
December 24, 2021	$202,860	$50,400	$140,868	Third Quarter 2022 – Fourth Quarter 2022
Total	$527,816	$110,608	$357,353

(3) Pursuant to the Company’s agreements with Bitmain, among other provisions, the Company is responsible for all shipping charges incurred in connection with the delivery of the miners.

Coinmint Co-location Mining Services Agreement

On April 8, 2020, the Company entered into an agreement with Coinmint, pursuant to which Coinmint agreed to provide up to approximately 9.5 megawatts of electrical power and to perform all maintenance necessary to operate Riot’s miners deployed at the Coinmint Facility. In exchange, Coinmint is reimbursed for direct production expenses and receives a performance fee based on the net cryptocurrencies generated by Riot’s miners deployed at the Coinmint Facility. The amount of electrical power supplied to Riot’s miners at the Coinmint Facility was subsequently increased to accommodate Riot’s expanding miner fleet. During the six months ended June 30, 2022, the Company elected not to renew its co-location mining services agreement with Coinmint, which was, therefore, terminated automatically by its terms as of July 8, 2022.

Miners

As of June 30, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of approximately 26,361 new model S19j Pro miners and 30,000 new model S19XP miners, scheduled to be delivered through December 2022. Pursuant to these agreements, approximately $110.6 million remains payable to Bitmain, subject to future adjustments as provided in the contracts, in installments in advance of shipment of the miners, which is scheduled to occur monthly through December 2022.

Corsicana Facility Land Site:

During the six months ended June 30, 2022, the Company announced that it has initiated a large-scale development to expand its Bitcoin mining and data center hosting capabilities in Navarro County, Texas with the acquisition of the 265-acre site where the anticipated one-gigawatt Corsicana Facility will be constructed. The initial phase of the development of the Corsicana Facility involves the construction on the 265-acre site of 400 megawatts of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and transmission facilities to supply power to the facility. Construction of the substation and the data centers is expected to be carried out concurrently, with operations commencing following the commissioning of the substation, which is expected to be completed in summer 2023.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing the Company’s immersion-cooling infrastructure and technology. The Company estimates that the total cost of the first phase of the development will be approximately $333 million, which is scheduled to be invested over the remainder of 2022, 2023, and the first quarter of 2024. Through June 30, 2022, the Company has incurred costs of approximately $10.1 million related to the development of the Corsicana Facility. The Company expects to incur costs of approximately $89.4 million over the remaining period of 2022, approximately $223.9 million during 2023, and approximately $9.5 million during the first quarter of 2024.

Revenue from Operations

Funding our operations on a go-forward basis will rely significantly on our ability to mine Bitcoin at a price above our Mining costs and revenue generated from our Data Center Hosting and Engineering customers. We expect to generate ongoing revenues from Bitcoin rewards from our Mining operations and our ability to liquidate Bitcoin rewards at future values will be evaluated from time-to-time to generate cash for operations.

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

If we are unable to generate sufficient revenue from our Mining operations, Data Center Hosting operations or Engineering operations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

At-the-Market Equity Offering

The Company entered into the Sales Agreement with the Sales Agents dated March 31, 2022, pursuant to which the Company may, from time to time, sell up to $500 million in shares of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering. The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. As of June 30, 2022, the Company had received net proceeds on sales of 30.6 million shares of common stock under the Sales Agreement of approximately $267.0 million (after deducting $5.7 million in commissions and expenses) at a weighted average price of $8.92.

Legal Proceedings

The Company has been named a defendant in several class action and other investor related lawsuits as more fully described under the heading “Legal Proceedings” in Part I, Item 3 of the 2021 Annual Report and in Note 16. “Commitments and Contingencies” in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report. While the Company maintains policies of insurance, such policies may not cover all the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

Whinstone Related Party Transactions

Included with construction in progress as of June 30, 2022, are deposit payments of approximately $0.1 million that relate to a Whinstone initiative for providing certain on-site temporary housing for stakeholders, including partners, analysts, shareholders, etc. The initiative arose as a result of limited accommodations for visitors in the Rockdale, TX, area, which is generally a remote area. The transaction as contemplated would involve Whinstone developing the temporary housing on land owned by Lyle Theriot (indirectly, through a limited liability company), who is part of the management team at Whinstone and who is considered a related party of Whinstone. The Company is evaluating certain related party implications of the initiative, under U.S. GAAP and other applicable regulatory reporting requirements such as the Sarbanes-Oxley Act of 2002.

As part of, and contingent upon the Closing of the Whinstone acquisition in May 2021, employment agreements were entered into with the founding management team of Whinstone. The agreements contain customary terms and conditions covering compensation, benefits, duties and services and other terms and conditions. The agreements provide that services shall initially be provided in the Rockdale, TX area. The agreements provide that the employee be reimbursed for reasonable lodging, housing and utilities, travel, and food in area of project sites, and costs of owning and operating an automobile. Such reimbursed costs have not been material.

During the six months ended June 30, 2022, a total of $0.6 million was paid in expenses to or on behalf of the Whinstone management team, which included the deposit payments discussed above, and including reimbursement of expenses previously determined to qualify as reimbursable expenses in accordance with the respective employment agreements. During period from the Whinstone acquisition to June 30, 2021, a total of $0.1 million was paid in expenses to or on behalf of the Whinstone management team, including reimbursement of expenses determined to qualify as reimbursable expenses in accordance with the respective employment agreements and amounts for reimbursement of ongoing business expenses. Additionally, during April 2022 Whinstone acquired a 2022 used SUV at a cost of $0.1 million being used for transport in the local area as well as being available to the Whinstone management team under their employment agreements.

Operating Activities

Net cash used in operating activities was $14.4 million during the six months ended June 30, 2022. Cash was used in operations by net loss of $330.7 million, less non-cash items of $277.4 million in non-cash items consisting primarily of the change in fair value of our derivative asset of $104.6 million, the increase in Bitcoin held of $102.7 million, a realized gain on the sale/exchange of cryptocurrencies of $23.6 million, the gain on exchange of equipment of $8.6 million, and income tax benefit of $5.9 million, offset by the impairment of goodwill of $349.1 million, impairment of cryptocurrencies of $126.2 million, depreciation and amortization of $34.8 million, an unrealized loss on marketable equity securities of $6.4 million, stock-based compensation expense of $3.7 million, the realized loss on sale of marketable equity securities of $1.6 million, and the amortization of our right of use asset of $0.8 million. The change in assets and liabilities of $38.9 million consisted primarily of proceeds from sale of cryptocurrencies of $33.1 million, change in fair value of future power credits of $29.5 million, and an increase in billings in excess of costs and estimated earnings of $1.1 million, partially offset by decreased accounts payable and accrued expenses of $14.6 million, increased prepaid expenses and other current assets of $5.9 million, increased costs and estimated earnings in excess of billings of $3.9 million, decreased deferred revenue of $1.1 million, increased accounts receivable of $0.7 million, and increased lease liability of $0.7 million, increased customer deposits of $2.0 million.

Net cash used in operating activities was $27.2 million during the six months ended June 30, 2021. Cash was generated from operations by income of $26.9 million, less non-cash items of $65.4 million, consisting primarily of increased cryptocurrencies of $54.1 million, a realized gain on the sale of marketable equity securities of $26.3 million and the change in fair value of our derivative asset of $16.4 million, partially offset by impairment of our cryptocurrencies of $17.5 million, depreciation and amortization of $8.6 million, deferred income tax expense of $3.7 million, and stock-based compensation of $1.9 million, net of other immaterial items. The change in assets and liabilities of $11.4 million consisted primarily of increased accounts payable and accrued expenses of $17.4 million, increased customer deposits of $2.7 million, decreased prepaid expenses and other current assets of $2.4 million, decreased accounts receivable of $1.0 million, partially offset by decreased deferred revenue of $12.1 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $269.9 million, primarily consisting of deposits on equipment of $192.5 million, purchases of property and equipment of $77.4 million and cash paid for other deposits of $0.7 million, partially offset by proceeds received of $0.7 million from the sale of our shares of Mogo.

Net cash used in investing activities during the six months ended June 30, 2021 was $131.2 million, primarily consisting of deposits on equipment of $85.0 million, our acquisition of Whinstone of $40.9 million, net of cash acquired, and purchases of property and equipment of $7.1 million, partially offset by proceeds of $1.8 million received for our Mogo investment.

Financing Activities

Net cash provided by financing activities was $242.5 million during the six months ended June 30, 2022, which consisted of net proceeds from the issuance of our common stock in connection with our 2022 ATM Offering of $267.0 million, partially offset by the shares of common stock withheld to satisfy employee taxes of $8.8 million in connection with the settlement of vested equity awards granted under our 2019 Equity Plan and the payment of contingent consideration liability of $15.7 million.

Net cash provided by financing activities was $82.2 million during the six months ended June 30, 2021, which consisted of net proceeds from the issuance of our common stock in connection with our December 2020 ATM Offering of $82.7 million and proceeds received from the exercise of common stock warrants of $0.8 million, partially offset by the shares of common stock withheld to satisfy employee withholding taxes of $1.3 million in connection with the settlement of vested equity awards granted under our 2019 Equity Plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of this Quarterly Report.

Risk Regarding the Price of Bitcoin:

Our business and development strategy is focused on maintaining and expanding our Mining operations to maximize the amount of new Bitcoin rewards we earn. At June 30, 2022, we held 6,653 Bitcoin, with a carrying value of $126.6 million, all of which were produced from our Mining operations. The carrying value of our Bitcoin assets at June 30, 2022 reflects the $126.2 million of impairment charges we recorded against the carrying value of our Bitcoin assets during the six months ended June 30, 2022 due to decreases in the fair value of our Bitcoin assets after receipt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, due to the following material weaknesses:

1)	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel.
2)	The Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency cold storage wallets and mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	The Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to revenue - mining and cryptocurrency assets held is complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
4)	During testing of procedures during 2021, the Company’s subsidiary, Whinstone, did identify that there were material weaknesses over internal controls at Whinstone. The weaknesses noted that Whinstone did not properly document the design of its internal controls; did not design and implement procedures to ensure proper segregation of duties and all transactions are entered and disclosed timely and accurately in accordance with GAAP, which includes transactions with related parties.

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

During the fiscal year ended December 31, 2021, we completed acquisitions of two significant subsidiaries, Whinstone and ESS Metron, and began the process of integrating these acquired businesses into our own, including incorporating our system of internal controls and procedures with those of our acquired businesses. As part of our integration of these acquired businesses, we are in the process of incorporating our controls and procedures with respect to Whinstone’s and ESS Metron’s operations, which we expect to complete as of December 31, 2022. Other than the system and related process changes associated with these two acquisitions, there have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2022 the internal controls of the acquired subsidiaries are being updated and remediated and will be subject to testing and evaluation by management and our auditors.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this Quarterly Report under Part I, Item 1., Financial Statements in Note 16. “Commitments and Contingencies” to these unaudited Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Certain factors may have a materially adverse effect on our business, financial condition, and results of operations, including the risk, factors, and uncertainties described under this Part II, Item 1A, and elsewhere in this Quarterly Report, as well as the various risks, factors and uncertainties discussed under the heading “Risk Factors” under Part I, Item 1A of the 2021 Annual Report, as well as elsewhere in the 2021 Annual Report and in the other filings we make with the SEC, including our quarterly report on Form 10-Q for the three months ended March 31, 2022, as filed with the SEC on May 10, 2022. This is not an exhaustive list, and there are other factors that may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. You should carefully consider the risks, factors, and uncertainties described below, together with the other information contained in this Quarterly Report, as well as the risk, factors, uncertainties, and other information we disclosed in our 2021 Annual report and in the other filings we make with the SEC before making an investment decision regarding our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A - none.

Item 3. Defaults Upon Senior Securities

N/A - none.

Item 4. Mine Safety Disclosures

N/A - none.

Item 5. Other Information

N/A - none.

Item 6. Exhibits

Exhibit Number	Description of Document
3.	Certificate of Incorporation and Bylaws.
3.1	Articles of Incorporation filed September 20, 2017 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017).
3.2	Bylaws effective September 20, 2017 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017).
3.3	Amendment to Bylaws effective March 9, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018).
3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017).
10.	Material Contracts.
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer). *
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer). *
32.	Section 1350 Certification
32.1*	Section 1350 Certification of Chief Executive Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2*	Section 1350 Certification of Chief Financial Officer furnished herewith Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101*	The following unaudited condensed consolidated financial statements from this Quarterly Report, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (Unaudited); and (v) the Notes to Unaudited Condensed Consolidated Financial Statements*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Certain marked portions of this exhibit have been omitted as confidential information.

†	To be filed by a Current Report on Form 8-K and incorporated by reference herein.

††	Certain schedules and similar amendments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplement copies of any of the omitted schedules upon request by the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2022.

Riot Blockchain, Inc. (Registrant)

Dated: August 15, 2022	/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey G. McGonegal
Jeffrey G. McGonegal
Chief Financial Officer (Principal Financial and Accounting Officer)

