Form 10-Q
period 2022-09-30
Riot Blockchain, Inc.
filed 2022-11-07
CIK 1167419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of no-par value common stock outstanding as of November 4, 2022 was 167,296,911.

RIOT BLOCKCHAIN, INC.

i

RIOT BLOCKCHAIN, INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Blockchain, Inc.,” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the documents incorporated by reference herein contain forward-looking statements that involve risks and uncertainties, including those discussed under the heading “Risk Factors” in this Quarterly Report and under similar headings in the other filings we make with the U.S. Securities and Exchange Commission (the “SEC”), and are based on management’s assumptions and beliefs about the future that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements contained in this Quarterly Report and the documents incorporated by reference herein other than statements of historical fact, such as those set forth under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, are statements that could be deemed forward-looking statements. Such forward-looking statements may include, without limitation, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments, such as our investment in our development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware and our planned one gigawatt data center development in Corsicana, Texas; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards we earn from our mining operations; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and our assumptions and beliefs underlying or based upon any of the foregoing. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” or the negative of these words, and similar words or expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking, and you should consider any statement contained in this Quarterly Report or the documents incorporated by reference herein other, than statements of historical fact, to be a “forward-looking statement” within the meaning of this cautionary note. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date such statements are made and are not guarantees of future performance or actual results. The following are some of the risks, factors and uncertainties which we believe could cause our actual results to differ materially from our historical results or our current expectations or projections expressed in or underlying such forward-looking statements:

• our strategic decision to concentrate on Bitcoin mining ties the success of our business to the success of Bitcoin;

• our Bitcoin mining operations are capital-intensive and can only be successful if our mining costs are lower than the value of the Bitcoin we mine, which has historically been subject to significant price volatility; therefore, our ability to make accurate projections about our business and future contingencies is significantly impaired as a result of this price volatility and other risks that lie largely outside of our control, such as our suppliers’ inability to perform or timely deliver new miners, parts, or services we purchase from them, as well as other risks we may not anticipate;

• our Bitcoin mining operations are subject to unique industry risks outside of our control that could have material adverse effects on our business, including, among others: our need for significant amounts of low-cost and reliable electricity; changes to laws and regulations pertaining to mining, transacting in, or holding Bitcoin; the historical volatility in the demand for, and the price of, Bitcoin; changes in the public perception of Bitcoin; our need for consistent, high-speed, and highly secure Internet connectivity; intense competition for new miners and the necessary infrastructure, personnel, material and components to support industrial-scale Bitcoin mining operations; cybersecurity risks; increased global Bitcoin network hash rate and difficulty; and competition for a fixed supply of Bitcoin rewards;

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

• our Bitcoin mining operations are concentrated in discrete locations, and a natural disaster, unforeseen environmental issues, or other significant disruption affecting our facilities could severely impact our ability to operate, which could have a material adverse effect on our business, results of operations, financial condition, and the market price of our securities;

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

• we may be required to record a significant charge to earnings if the value of our amortizable intangible assets, or Bitcoin holdings become impaired due to a change in circumstances indicating that the carrying value of these assets may not be recoverable, such as a sustained decline in the value of a Bitcoin from the value recorded when we mined it, a decline in our stock price and market capitalization, reduced future cash flow estimates, and other changes to our industry and the macroeconomic environment in which we operate;

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

• we expect to need to raise additional capital, in the form of equity or debt, to fund our business objectives, goals, and strategies; however, volatility in the trading price of shares of our common stock, the number of authorized shares available for issuance and the price of Bitcoin may jeopardize our ability to raise the necessary additional capital;

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

• our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners; and

•   the outcome of litigation and other disputes in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.

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

Accordingly, you should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from our historical results and also from those expressed in or implied by the forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein. The forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

iv

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$254,974	$312,315
Accounts receivable	17,385	15,398
Costs and estimated earnings in excess of billings	15,119	9,862
Prepaid expenses and other current assets	22,100	7,135
Bitcoin	125,151	159,544
Future power credits, current portion	39,996	58,481
Investments in marketable equity securities, at fair value	2,170	10,804
Total current assets	476,895	573,539
Property and equipment, net	650,191	276,480
Deposits	178,502	266,170
Intangible assets, net	13,017	14,162
Goodwill	—	335,563
Derivative asset	112,944	26,079
Right of use assets	21,763	13,189
Future power credits, less current portion	—	25,447
Other long-term assets	310	310
Total assets	$1,453,622	$1,530,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,664	$20,037
Billings in excess of costs and estimated earnings	11,229	5,264
Accrued compensation	5,190	5,927
Accrued expenses	33,725	16,144
Deferred revenue, current portion	2,555	2,843
Contingent consideration liability - future power credits, current portion	39,996	58,481
Operating lease liability, current portion	1,699	1,182
Total current liabilities	107,058	109,878

Deferred revenue, less current portion	18,364	19,796
Operating lease liability, less current portion	20,510	12,257
Contingent consideration liability - future power credits, less current portion	—	25,447
Other long-term liabilities	8,319	6,241
Total liabilities	154,251	173,619

Commitments and contingencies - Note 16

Stockholders' equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
0% Series B Convertible stock, 1,750,001 shares authorized; no shares issued and outstanding as of September 30, 2022 and 2,199 shares issued and outstanding as of December 31, 2021, liquidation preference over common stock, equal to carrying value	—	11
Common stock, no par value; 170,000,000 shares authorized; 167,296,912 and 116,748,472 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,890,983	1,595,147
Accumulated deficit	(591,612)	(237,838)
Total stockholders' equity	1,299,371	1,357,320
Total liabilities and stockholders' equity	$1,453,622	$1,530,939

 See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net:
Mining	$22,070	$53,590	$126,166	$108,213
Data Center Hosting	8,371	11,193	27,899	14,067
Engineering	15,824	—	44,886	—
Other revenue	25	25	73	73
Total revenue	46,290	64,808	199,024	122,353

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown below):
Mining	14,677	13,034	51,766	29,893
Data Center Hosting	14,223	12,581	44,392	16,317
Engineering	13,780	—	40,504	—
Acquisition-related costs	—	552	78	18,894
Selling, general and administrative	16,004	40,307	37,549	47,971
Depreciation and amortization	26,559	12,207	61,366	20,791
Change in fair value of derivative asset	17,749	(7,413)	(86,865)	(23,806)
Power curtailment credits	(13,070)	(2,507)	(21,328)	(3,650)
Change in fair value of contingent consideration	—	259	176	444
Realized gain on sale/exchange of Bitcoin	(1,854)	(65)	(25,443)	(94)
Gain on exchange of equipment	(7,667)	—	(16,281)	—
Impairment of Bitcoin	5,900	—	132,077	17,507
Impairment of goodwill	—	—	335,648	—
Total costs and expenses	86,301	68,955	553,639	124,267
Operating income (loss)	(40,011)	(4,147)	(354,615)	(1,914)

Other income (expense):
Interest income (expense)	348	40	(9)	295
Realized loss on sale of marketable equity securities	—	—	(1,624)
Realized gain on sale/exchange of long-term investment	—	—	—	26,260
Unrealized gain (loss) on marketable equity securities	142	(11,151)	(6,306)	(10,812)
Other income (expense)	—	(85)	(59)	1,425
Total other income (expense)	490	(11,196)	(7,998)	17,168

Net income (loss) before taxes	(39,521)	(15,343)	(362,613)	15,254

Current income tax benefit (expense)	(89)	—	(828)	—
Deferred income tax benefit (expense)	3,041	—	9,667	(3,730)
Total income tax benefit (expense)	2,952	—	8,839	(3,730)

Net income (loss)	$(36,569)	$(15,343)	$(353,774)	$11,524

Basic net income (loss) per share	$(0.24)	$(0.16)	$(2.64)	$0.13
Diluted net income (loss) per share	$(0.24)	$(0.16)	$(2.64)	$0.13

Basic weighted average number of shares outstanding	153,895,123	96,064,036	133,894,338	89,350,180
Diluted weighted average number of shares outstanding	153,895,123	96,064,036	133,894,338	89,896,374

 See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

(Unaudited)

 Three Months Ended September 30, 2022

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of July 1, 2022	—	$—	147,986,173	$1,857,108	$(555,043)	$1,302,065
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	330,279	(1,058)	—	(1,058)
Issuance of restricted stock	—	—	12,487,665	—	—	—
Issuance of common stock/At-the-market offering, net of offering costs	—	—	6,492,795	31,372	—	31,372
Stock-based compensation	—	—	—	3,561	—	3,561
Net loss	—	—	—	—	(36,569)	(36,569)
Balance as of September 30, 2022	—	$—	167,296,912	$1,890,983	$(591,612)	$1,299,371

Three Months Ended September 30, 2021

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of July 1, 2021	2,199	$11	95,948,232	$917,197	$(203,045)	$714,163
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	30,367	(475)	—	(475)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	1,227,991	34,790	—	34,790
Issuance of common stock warrant for settlement of advisory fees	—	—	—	1,157	—	1,157
Stock-based compensation	—	—	—	36,023		36,023
Net loss	—	—	—	—	(15,343)	(15,343)
Balance as of September 30, 2021	2,199	$11	97,206,590	$988,692	$(218,388)	$770,315

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

(Unaudited)

Nine Months Ended September 30, 2022

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2022	2,199	$11	116,748,472	$1,595,147	$(237,838)	$1,357,320
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	1,005,964	(9,873)	—	(9,873)
Issuance of restricted stock	—	—	12,487,665	—	—	—
Issuance of common stock/At-the-market offering, net of offering costs	—	—	37,052,612	298,394	—	298,394
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—
Stock-based compensation	—	—	—	7,304	—	7,304
Net loss	—	—	—	—	(353,774)	(353,774)
Balance as of September 30, 2022	—	$—	167,296,912	$1,890,983	$(591,612)	$1,299,371

Nine Months Ended September 30, 2021

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2021	4,199	$22	78,523,517	$506,961	$(229,912)	$277,071
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	—	—	260,271	(1,794)	—	(1,794)
Issuance of common stock related to exercise of warrants	—	—	415,657	806	—	806
Issuance of common stock for settlement of 1,257,235 warrants on a cashless basis	—	—	543,686	—	—	—
Issuance of common stock in connection with the acquisition of Whinstone	—	—	11,800,000	326,152	—	326,152
Issuance of common stock/At-the-market offering, net of offering costs	—	—	5,661,459	117,471	—	117,471
Issuance of common stock warrant for settlement of advisory fees	—	—	—	1,157	—	1,157
Conversion of preferred stock to common stock	(2,000)	(11)	2,000	11	—	—
Stock-based compensation	—	—	—	37,928	—	37,928
Net income	—	—	—	—	11,524	11,524
Balance as of September 30, 2021	2,199	$11	97,206,590	$988,692	$(218,388)	$770,315

See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(353,774)	$11,524
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	7,304	37,928
Depreciation and amortization	61,366	20,791
Amortization of license fee revenue	(73)	(73)
Amortization of right of use assets	2,891	(25)
Income tax (benefit) expense	(8,839)	3,730
Issuance of common stock warrant for settlement of advisory fees	—	1,157
Impairment of Bitcoin	132,077	17,507
Impairment of goodwill	335,648	—
Change in fair value of derivative asset	(86,865)	(23,806)
Change in fair value of contingent consideration	176	444
Realized loss on sale of marketable securities	1,624	—
Realized gain on sale/exchange of long-term investment	—	(26,260)
Realized gain on sale/exchange of Bitcoin	(25,443)	(94)
Unrealized loss on marketable equity securities	6,306	10,812
Gain on exchange of equipment	(16,281)	—
Bitcoin - mining, net	(124,732)	(108,100)
Changes in assets and liabilities:
Proceeds from sale of Bitcoin	52,491	—
Accounts receivable	(1,987)	(2,559)
Costs and estimated earnings in excess of billings	(5,257)	—
Prepaid expenses and other current assets	(14,959)	(1,220)
Future power credits	43,932	(444)
Accounts payable	(7,373)	1,080
Billings in excess of costs and estimated earnings	5,965	—
Accrued compensation	(737)	5,326
Accrued expenses	(1,936)	(1,946)
Customer deposits	2,078	6,120
Deferred revenue	(1,647)	(12,757)
Lease liability	(2,695)	(9)
Net cash used in operating activities	(740)	(60,874)

Cash flows from investing activities
Proceeds from the sale of marketable equity securities	704	—
Acquisition of Whinstone, net of cash acquired	—	(40,879)
Proceeds from the sale of long-term investments	—	1,800
Deposits on equipment	(194,923)	(103,158)
Other deposits	(5,479)	—
Purchases of property and equipment, including construction in progress	(129,672)	(78,858)
Patent costs incurred	(27)	(16)
Net cash used in investing activities	(329,397)	(221,111)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	304,849	120,516
Offering costs for the issuance of common stock / At-the-market offering	(6,455)	(3,045)
Proceeds from exercise of common stock warrants	—	806
Payments on contingent consideration liability - future power credits	(15,725)	—
Repurchase of common shares to pay employee withholding taxes	(9,873)	(1,794)
Net cash provided by financing activities	272,796	116,483

Net decrease in cash and cash equivalents	(57,341)	(165,502)
Cash and cash equivalents at beginning of period	312,315	223,382
Cash and cash equivalents at end of period	$254,974	$57,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for business combination	$—	$326,152
Reclassification of deposits to property and equipment	$288,064	$46,711
Conversion of preferred stock to common stock	$11	$11
Property and equipment obtained in exchange transaction	$10,409	$—
Construction in progress included in accrued expenses	$9,979	$1,787

 See the accompanying Notes to Condensed Consolidated Financial Statements,
which are an integral part of these Condensed Consolidated Financial Statements.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Operation of Our Business

Nature of Operations:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin. We also provide the critical mining infrastructure for our institutional-scale hosted clients to mine Bitcoin at our Bitcoin mining facility in Rockdale, Texas (the “Rockdale Facility”). The Rockdale Facility currently provides 700 megawatts in total capacity. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently expanding its capacity. Additionally, we are beginning development of a second large-scale Bitcoin mining data center facility in Corsicana, Texas (the “Corsicana Facility”), which is expected to have approximately one gigawatt of capacity available for both our Bitcoin mining operations and hosting of institutional-scale Bitcoin mining and data center clients upon completion.

We operate in an environment that is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital among opportunities that generate the highest return on our investment.

As described in Note 17. “Segment Information” to these unaudited Notes to Condensed Consolidated Financial Statements, we operate in three business segments: (1) Bitcoin Mining (“Mining”), (2) Data Center Hosting (“Data Center Hosting”), and (3) Electrical Products and Engineering (“Engineering”).

Note 2. Liquidity and Financial Condition

At September 30, 2022, the Company had approximate balances of cash and cash equivalents of $255.0 million, working capital of $369.8 million, total stockholders’ equity of $1.3 billion and an accumulated deficit of $591.6 million. To date, the Company has, in large part, relied on equity financings to fund its operations. During the nine months ended September 30, 2022, the Company sold 1,925 Bitcoin for proceeds of approximately $52.5 million. The Company monitors its balance sheet on an ongoing basis, evaluating the level of Bitcoin retained from monthly production in consideration of operational and expansion cash requirements. The Company continues to have a positive long-term view on its Bitcoin holdings and believes it is in the best interest of its stockholders to have Bitcoin on its balance sheet. The Company believes its current cash and Bitcoin on hand is sufficient to meet its operating and capital requirements for at least one year from the date these unaudited condensed consolidated financial statements are issued.

During the nine months ended September 30, 2022, the Company paid approximately $194.9 million as deposits primarily for miners and reclassified $288.1 million of deposits to property and equipment in connection with the deployment of miners at the Rockdale Facility. As of September 30, 2022, all 55,728 of the Company’s miners were located at the Rockdale Facility.

2022 ATM Offering:

As disclosed in Note 13, “Stockholders’ Equity”, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., B. Riley Securities, Inc., BTIG, LLC, Roth Capital Partners, LLC, D.A. Davidson & Co., Macquarie Capital (USA) Inc., and Northland Securities, Inc. (the “Sales Agents”) dated March 31, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $500 million in shares of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “2022 ATM Offering”). The Company paid the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. As of September 30, 2022, the Company had received net proceeds of approximately $298.4 million (after deducting $6.5 million in commissions and expenses) on sales of 37,052,612 shares of common stock under the Sales Agreement at a weighted average price of $8.23 per share.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

COVID-19:

The COVID-19 global pandemic has been unprecedented and unpredictable; there continues to be widespread impact resulting from the COVID-19 pandemic and this is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on our current assessment, however, we do not expect any material impact on our long-term development, our operations, or our liquidity due to the worldwide spread of COVID-19, other than the potential impact of COVID-19 on global logistics discussed below. We continue to monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and industry.

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

Global Logistics:

Ongoing global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively mitigate delivery delays to avoid materially impacting our miner deployment schedule; however, there are no assurances we will be able to continue to mitigate delivery delays in the future. Additionally, the expansion of the Rockdale Facility and the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. In anticipation of the development of the Corsicana Facility, we have procured and hold much of the required materials to help mitigate against global supply logistic and pricing issues. We also monitor developments in the global supply chain on an ongoing basis and make efforts to determine how that may potentially impact our expansion plans. See the discussion under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and under Part I, Item 1A of the 2021 Annual Report for additional discussion regarding potential impacts the global supply chain crisis may have on our operations and plans for expansion.

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

The results in the unaudited condensed consolidated statements of operations are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022 or for any future interim period. The unaudited condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2021, and notes thereto, included in the 2021 Annual Report.

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

Segment and Reporting Unit Information:

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM is comprised of a committee of the Company’s executive officers. The Company had three operating segments as of September 30, 2022. See Note 17. “Segment Information” to these unaudited Notes to Condensed Consolidated Financial Statements.

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

During the three and nine months ended September 30, 2022, the deferred income tax benefit of $3.0 million and $9.7 million, respectively, related primarily to the contingent consideration liability and future power credits. During the three and nine months ended September 30, 2021, the deferred income tax expense of zero and $3.7 million, respectively, related primarily to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income (Loss) Per Share:

Basic net income (loss) per share (“EPS”) of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company excludes its unvested shares of stock-based compensation and the holdback of 70,165 shares as security for the ESS Metron sellers’ indemnification obligations under the December 1, 2021 membership interest purchase agreement covering the acquisition, from the basic and diluted net income (loss) per share calculation.

For the nine months ended September 30, 2021, the Company recorded net income and therefore, EPS was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, unvested shares of stock-based compensation, warrants and the outstanding shares of the Company’s 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, restricted stock awards and warrants. Potentially dilutive shares issuable upon conversion of our Series B Preferred Stock for 2021 are calculated using the if-converted method. During the nine months ended September 30, 2022, the remaining 2,199 shares of the Series B Preferred Stock outstanding as of January 1, 2022 were converted into 2,199 shares of the Company’s common stock.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below (in thousands except for share and per share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted income (loss) per share:
Net income (loss)	$(36,569)	$(15,343)	$(353,774)	$11,524

Basic weighted average number of shares outstanding	153,895,123	96,064,036	133,894,338	89,350,180
Add:
Options to purchase common stock	—	—	—	10,640
Unvested stock-based compensation	—	—	—	533,220
Convertible Series B preferred shares	—	—	—	2,334
Diluted weighted average number of shares outstanding	153,895,123	96,064,036	133,894,338	89,896,374

Basic net income (loss) per share	$(0.24)	$(0.16)	$(2.64)	$0.13

Diluted net income (loss) per share	$(0.24)	$(0.16)	$(2.64)	$0.13

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share at September 30, 2022 and 2021 because their inclusion would be anti-dilutive are as follows:

	September 30, 2022	September 30, 2021
Warrants to purchase common stock	63,000	63,000
Options to purchase common stock	—	12,000
Unvested restricted stock units	2,286,701	4,224,016
Unvested restricted stock awards	12,478,290	—
Convertible Series B preferred stock	—	2,199
Total	14,827,991	4,301,215

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Acquisition of Whinstone:

On May 26, 2021 (the “Whinstone Acquisition Date”), the Company acquired 100% of the equity interests of Whinstone US, Inc. (“Whinstone”), the owner and operator of a Bitcoin mining and data center hosting facility, for approximately $460 million (the “Whinstone Acquisition”). The assets, operations and skilled workforce of Whinstone immediately increased the scale and scope of Riot’s operations, and is a foundational element in the Company’s strategy to grow its industry-leading, vertically-integrated Bitcoin mining platform on a global scale.

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

Other than the impairment charge to goodwill described below, there have been no adjustments to the provisional purchase price and fair value estimates presented in Note 4. “Acquisitions”, of the 2021 Annual Report. The Company finalized the valuation of these assets and liabilities, and consideration transferred, in May of 2022.

Impairment of Goodwill:

In response to recent adverse changes in business climate, including decreases in the price of Bitcoin and the related volatility of equity markets, including the Bitcoin mining industry, as evidenced by declines in the market price of the Company’s securities, those of its peers, and major market indices, during the nine months ended September 30, 2022, the Company recognized a non-cash impairment charge of $335.6 million to completely write off the Company’s balance of goodwill related to the Whinstone Acquisition and the ESS Metron Acquisition. See Note 9. “Intangible Assets and Goodwill” to the Notes to the Condensed Consolidated Financial Statements.

Pro Forma Information (Unaudited):

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Whinstone and ESS Metron as if the companies were combined as of January 1, 2020. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisitions. The pro forma information excludes acquisition-related costs of $21.3 million as these costs were included in pro forma net income for the year ended December 31, 2020. The pro forma information does not purport to be indicative of the results of operations that would have resulted had the combination occurred on January 1, 2020, or of future results of the consolidated entities. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company (in thousands).

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total revenue	$64,807	$132,693
Net income	$(12,136)	$115,326

Acquisition of Corsicana Facility Land Site:

During the nine months ended September 30, 2022, the Company announced that it has initiated a large-scale development to expand its Bitcoin mining and data center hosting capabilities in Navarro County, Texas with the acquisition of the 265-acre site where the anticipated one-gigawatt Corsicana Facility will be constructed. The initial phase of the development of the Corsicana Facility involves the construction on the 265-acre site of 400 megawatts of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and transmission facilities to supply power to the facility. Construction of the substation and the data centers is expected to be carried out concurrently, with self-mining and data center hosting operations expected to commence by the fourth quarter of 2023, following the commissioning of the substation, which is expected to be completed in summer 2023.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing the Company’s immersion-cooling infrastructure and technology. Through September 30, 2022, the Company has incurred costs of approximately $30 million related to the development of the Corsicana Facility, including $10 million for land, $15 million of initial developments costs and a $5 million deposit for future power usage.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Revenue from Contracts with Customers

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

Disaggregated revenue:

The following table presents the Company’s revenues disaggregated into categories based on the nature of such revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mining	$22,070	$53,590	$126,166	$108,213
Data center hosting	8,371	11,193	27,899	14,067
Engineering	15,824	—	44,886	—
Other	25	25	73	73
Total revenue	$46,290	$64,808	$199,024	$122,353

Contract balances:

Contract assets consist of costs and estimated earnings in excess of billings on uncompleted engineering contracts. The balance was entirely from the ESS Metron acquisition, and was $15.1 million and $9.9 million as of September 30, 2022 and December 31, 2021, respectively.

The Company’s contract liabilities primarily relate to upfront payments and consideration received from customers for Data Center Hosting, billings in excess of costs and estimated earnings on uncompleted Engineering contracts and the upfront license fee generated from our legacy animal health business. The table below presents changes in the total deferred revenue liability and billings in excess of costs and estimated earnings.

Beginning balance - January 1, 2022	$27,903
Revenue recognized	(1,720)
Billings in excess of costs and estimated earnings	5,965
Ending balance - September 30, 2022	$32,148

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

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Bitcoin

The following table presents additional information about the Company’s Bitcoin:

Beginning balance - January 1, 2022	$159,544
Revenue recognized from Bitcoin mined	126,166
Proceeds from sale of Bitcoin	(52,491)
Exchange of Bitcoin for employee compensation	(1,434)
Realized gain on sale/exchange of Bitcoin	25,443
Impairment of Bitcoin	(132,077)
Ending balance - September 30, 2022	$125,151

Note 7. Investments in Marketable Equity Securities

On June 28, 2022, the Company sold 800,000 shares of Mogo Inc. (“Mogo”) at a net sales price of $0.88 per share, received proceeds of approximately $0.7 million and recognized a realized loss of approximately $1.6 million. During the three months ended September 30, 2022, the Company recorded an unrealized gain of approximately $0.1 million and during the nine months ended September 30, 2022, recorded an unrealized loss of $6.3 million on the remaining 2.4 million shares of Mogo, based on the closing price per share of Mogo common stock on the Nasdaq Stock Market on September 30, 2022 of $0.92. During the three and nine months ended September 30, 2021, the Company recorded unrealized losses of $11.2 million and $10.8 million, respectively, on its original 3.2 million shares of Mogo. The daily share price of Mogo is extremely volatile and the value may be more or less than the amount recorded as of September 30, 2022.

Note 8. Property and Equipment

Property and equipment:

Property and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

	Life (Years)	September 30, 2022	December 31, 2021
Buildings and building improvements	10-25	$187,596	$88,808
Land rights and land improvements	n/a	10,089	—
Miners and mining equipment	2	400,892	87,921
Machinery and facility equipment	5-7	22,670	15,613
Office and computer equipment	3	1,233	1,007
Construction in progress		107,744	113,598
Total cost of property and equipment		730,224	306,947
Less accumulated depreciation		(80,033)	(30,467)
Property and equipment, net		$650,191	$276,480

As of September 30, 2022, the Company had deployed a total of 55,728 miners in its mining operation, all at the Rockdale Facility.

During the nine months ended September 30, 2022, the Company paid approximately $194.9 million as deposits, primarily for ASIC miners, which are scheduled to be shipped monthly through December 2022. During the nine months ended September 30, 2022, the Company reclassified $288.1 million to property and equipment in connection with the deployment of miners at the Rockdale Facility.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2022, the Company elected not to renew its co-location mining services agreement with Coinmint, which was therefore terminated automatically by its terms, effective as of July 8, 2022. In connection with the termination of its agreement with Coinmint, the Company arranged for the transfer of the miners it was operating at Coinmint’s Massena, New York facility (the “Coinmint Facility”) to the Company’s Rockdale Facility. The Company also entered into an equipment exchange agreement (the “Swap Agreement”) with a third-party Bitcoin mining company (the “Counterparty”) whereby Riot transferred approximately 5,700 of the Antminer model S19 Pro miners it had previously deployed at the Coinmint Facility to the Counterparty in exchange for the Counterparty delivering 5,000 factory-new Antminer model S19j Pro miners to Riot at the Rockdale Facility. Pursuant to the Swap Agreement, the miner exchange occurred in two stages. The first exchange occurred in June 2022, and the second exchange occurred in July 2022. After completing the transfer of the miners to the Counterparty under the Swap Agreement, the Company relocated the balance of the miners it had deployed at the Coinmint Facility to the Rockdale Facility. In accordance with ASC 610-20, Sales and transfers of nonfinancial assets, (“ASC 610-20”), during the three and nine months ended September 30, 2022, the Company recognized a gain on exchange of equipment of $7.7 million and $16.3 million, respectively, associated with the miners exchanged in June and July.

During the year ended December 31, 2021, the Company entered into six additional purchase agreements with Bitmain Technologies Ltd. (“Bitmain”) to acquire 52,500 Antminer model S19j miners and 30,000 of their latest Antminer model S19XP miners for a combined total purchase price of approximately $535.0 million. Pursuant to these agreements and as of September 30, 2022, approximately $44.9 million remains payable to Bitmain in installments in advance of shipment of the miners, subject to future adjustments as provided in the contracts. Shipment is scheduled to occur on a monthly basis through December 2022.

Included in construction in progress as of September 30, 2022, are deposit payments of approximately $0.1 million that relate to a Whinstone initiative for providing certain on-site temporary housing for stakeholders, including partners, analysts, stockholders, etc. The initiative arose as a result of limited accommodations for visitors in the Rockdale, Texas, area, which is generally a remote area. The transaction as contemplated would involve Whinstone developing the temporary housing on land to be purchased from by Lyle Theriot (indirectly, through a limited liability company). Mr. Theriot is part of the management team at Whinstone and is considered a related party of Whinstone. The Company is evaluating certain related party implications of the initiative on an ongoing basis, under U.S. GAAP and other applicable regulatory reporting requirements including, but not limited to, the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense related to property and equipment totaled approximately $26.2 million and $7.3 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $60.3 million and $15.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Depreciation is computed on the straight-line basis for the periods the assets are in service.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitment:

As of September 30, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of approximately 12,097 new model S19j Pro miners and 19,947 new model S19XP miners. Miners are scheduled to be shipped through December 2022. Pursuant to these agreements, approximately $44.9 million remains payable to Bitmain, subject to future adjustments as provided in the contracts. A summary of the purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) is summarized as follows (in thousands):

Agreement Date (1)	Original Purchase Commitment	Open Purchase Commitment	Deposit Balance	Expected Shipping
April 5, 2021	$138,506	$10,395	$53,070	Fourth Quarter 2022
October 29, 2021	56,250	(422)	1,609	Fourth Quarter 2022
November 22, 2021	32,550	2,969	21,938	Fourth Quarter 2022
December 10, 2021	97,650	11,865	65,814	Fourth Quarter 2022
December 24, 2021	202,860	20,118	134,904	Fourth Quarter 2022
Total	$527,816	$44,925	$277,335

(1) Pursuant to the Company’s agreements with Bitmain, among other provisions, the Company is responsible for all shipping charges incurred in connection with the delivery of the miners.

Note 9. Intangible Assets and Goodwill

Intangible Assets, net:

Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

	Gross book value	Accumulated amortization	Net book value	Weighted-average life (years)
Customer contracts	$6,300	$(417)	$5,883	10
Trademark	5,000	(517)	4,483	10
UL Listings	2,700	(188)	2,512	12
Patents	561	(422)	139	Various
Intangible assets, net as of September 30, 2022	$14,561	$(1,544)	$13,017

	Gross book value	Accumulated amortization	Net book value	Weighted-average life (years)
Customer contracts	$6,300	$(51)	$6,249	10
Trademark	5,000	(42)	4,958	10
UL Listings	2,700	(19)	2,681	12
Patents	742	(468)	274	Various
Intangible assets, net as of December 31, 2021	$14,742	$(580)	$14,162

The intangible assets are amortized over their respective original useful lives. The Company recorded amortization expense of $0.4 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated future amortization expense associated with intangible assets is as follows:

Estimated amortization expense
For the three months ending December 31, 2022	$694
For the year ending December 31, 2023	1,386
For the year ending December 31, 2024	1,377
For the year ending December 31, 2025	1,376
For the year ending December 31, 2026	1,374
For the year ending December 31, 2027	1,362
For the year ending December 31, 2028 and thereafter	5,448
Total	$13,017

Goodwill:

The following table represents the changes in goodwill for the nine months ended September 30, 2022:

Balance at January 1, 2022	$335,563
Impairment	(335,648)
ESS Metron purchase accounting adjustment	85
Balance at September 30, 2022	$—

During the second quarter of 2022, adverse changes in business climate, including decreases in the price of Bitcoin and increased volatility of equity markets, as evidenced by declines in the market price of the Company’s securities, those of its peers, and major market indices, have reduced market multiples and increased weighted-average costs of capital, primarily driven by an increase in interest rates. Market concerns related to inflation, supply chain disruption issues and other macroeconomic factors have been some of the primary causes for these declines. Additionally, the price of Bitcoin has declined significantly, notably during the second quarter of 2022. Due primarily to these factors, the Company determined that a triggering event had occurred, and therefore, performed an interim goodwill impairment assessment as of June 30, 2022. The valuation of our reporting units was determined with the assistance of an independent valuation specialist firm using a market approach. The market approach was based on the Guideline Public Company Method, which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate, giving consideration to risk profiles, size, geography, and diversity of products and services. Under the market approach, the Company evaluated the fair value based on trailing and forward-looking earnings and revenue multiples derived from comparable publicly traded companies with similar market position and size as the Company’s reporting units. The unobservable inputs used to measure the fair value included projected revenue growth rates, the price of Bitcoin, the global Bitcoin network hash rate, the timing of miner shipments under currently executed contracts and their subsequent deployment, and the determination of appropriate market comparison companies. The trailing-twelve-month and next-twelve-month enterprise value-to-revenue multiples assumed in the analysis ranged from approximately 0.7x to approximately 3.9x. The resulting estimated fair values of the combined reporting units were reconciled to the Company’s market capitalization, including an estimated implied control premium of approximately 30%.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The results of the quantitative test indicated the fair value of the reporting units did not exceed their carrying amounts, including goodwill. The difference between the carrying amount and the fair value of $335.6 million was recognized as a non-cash impairment charge during the nine months ended September 30, 2022.

Note 10. Long-Term Assets

Deposits:

Deposits consisted of the following as of September 30, 2022:

Deposits on equipment
Beginning balance at January 1, 2022	$261,215
Additions	194,923
Reclassification to equipment	(288,064)
Ending balance	168,074
Security and other deposits	10,428
Deposits at September 30, 2022	$178,502

Deposits on Equipment:

During the nine months ended September 30, 2022, the Company paid approximately $194.9 million as deposits, primarily for miners, and, as of September 30, 2022, reclassified $288.1 million to property and equipment in connection with the deployment of miners at the Rockdale Facility. See Note 8. “Property and Equipment” to these unaudited Notes to Condensed Consolidated Financial Statements.

Right of Use Assets:

See Note 12. “Leases” to these unaudited Notes to Condensed Consolidated Financial Statements.

Note 11. Accrued Expenses

As of September 30, 2022 and December 31, 2021, the Company’s accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Construction in progress	$9,979	$12,110
Power related costs and remittances	20,530	—
Insurance	—	2,507
Other	3,216	1,527
Total accrued expenses	$33,725	$16,144

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Leases

At September 30, 2022, the Company had operating leases for its offices, manufacturing facilities of ESS Metron, and a ground lease at the Rockdale Facility that expire on various dates through January 2032, inclusive of extension options the Company is reasonably certain will be exercised.

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

As of September 30, 2022 and December 31, 2021, the right of use assets were $21.8 million and $13.2 million, respectively, and the operating lease liabilities were $22.2 million and $13.4 million, respectively, in the accompanying unaudited condensed consolidated balance sheets related to our ground lease and office leases. Operating lease right of use assets are included within long-term assets on the unaudited condensed consolidated balance sheets.

During the nine months ended September 30, 2022, the Company executed a third lease amendment to the ground lease for the Rockdale facility, to add a second 100-acre tract of real property contiguous to the existing 100-acre tract on which the existing Rockdale Facility sits for an additional $0.9 million in annual payments. The initial term of the lease is scheduled to expire on January 31, 2032, followed by three ten-year renewal periods, unless terminated earlier. Concurrent with this third amendment, the Company executed a first amendment to the water reservation agreement to obtain additional non-potable cooling water from a nearby lake to be used by the Company for commercial purposes, such as evaporative cooling in our data center facility, for an additional $1.0 million in annual payments. The term of the original water reservation agreement was reset for a period of approximately twelve years from the original commencement date in April 2021, and is now scheduled to expire on January 31, 2032, followed by three ten-year renewal periods, unless terminated earlier.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$844	$321	$2,268	$430
Variable lease cost(1)	45	11	121	19
Operating lease expense	889	332	2,389	449
Short-term lease rent expense	—	15	—	15
Total rent expense	$889	$347	$2,389	$464

(1)	Amounts primarily include common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

The following table presents other amounts related to our leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating cash flows from operating leases	$249	$322	$2,471	$463
Right of use assets exchanged for new operating lease liabilities	$1,088	$—	$10,377	$8,387
Weighted-average remaining lease term – operating leases	8.9	7.0	8.9	7.0
Weighted-average discount rate – operating leases	6.6%	7.5%	6.6%	7.5%

The following table presents our future minimum operating lease payments as of, and subsequent to, September 30, 2022 under ASC 842 (in thousands):

	Ground lease	Office and other leases	Total
Three months ending December 31, 2022	$—	$275	$275
2023	1,940	1,234	3,174
2024	1,998	1,263	3,261
2025	2,058	1,181	3,239
2026	2,119	1,107	3,226
2027	2,183	1,134	3,317
Thereafter	9,618	3,222	12,840
Total undiscounted lease payments	19,916	9,416	29,332
Less present value discount	(5,514)	(1,609)	(7,123)
Present value of lease liabilities	$14,402	$7,807	$22,209

We recognize ground lease expense in cost of revenues – Data Center Hosting, and office and other lease expense in selling, general and administrative expenses, respectively, in the accompanying unaudited condensed consolidated statements of operations.

Note 13. Stockholders’ Equity

Preferred stock:

During the nine months ended September 30, 2022, the remaining 2,199 shares of the Company’s 0% Series B Convertible Preferred Stock were converted to 2,199 shares of its common stock.

At-the-Market Equity Offering:

During the nine months ended September 30, 2022, in connection with the At-the-Market Sales Agreement between the Company and its Sales Agents, the Company received gross proceeds of approximately $304.9 million ($298.4 million net of $6.5 million in expenses) from the sale of 37,052,612 shares of common stock, at a weighted average price of $8.23 per share.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock:

During the nine months ended September 30, 2022, 1,648,861 shares of common stock were issued to the Company’s officers and employees in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Riot Blockchain, Inc. 2019 Equity Incentive Plan, as amended from time to time (the “2019 Equity Plan”). The Company withheld 642,897 of these shares at a fair value of approximately $9.9 million, to cover taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan. See Note 14. “Restricted Common Stock, Stock Options, Restricted Stock Units and Warrants” to these unaudited Notes to Condensed Consolidated Financial Statements.

Note 14. Restricted Common Stock, Stock Options, Restricted Stock Units and Warrants

Stock-Based Compensation:

The Company provides stock-based compensation to directors, employees and consultants under the 2019 Equity Plan, which was approved by stockholders on October 23, 2019 at the 2019 Annual Meeting of Stockholders. On November 12, 2020 at the 2020 Annual Meeting of Stockholders, the stockholders approved the First Amendment to the 2019 Equity Plan, which raised the total number of shares of the Company’s common stock by 3,500,000 shares. On October 19, 2021, at the 2021 Annual Meeting of Stockholders, the Company’s stockholders approved the Second Amendment to its 2019 Equity Plan, which increased the number of shares of the Company’s common stock reserved for issuance by 4,400,000 shares. On July 27, 2022, at the 2022 Annual Meeting of Stockholders, the Company’s stockholders approved the Third Amendment to its 2019 Equity Plan, which increased the number of shares of the Company’s common stock reserved for issuance by 10,000,000 shares.

The Company’s stock-based compensation expenses recognized during the three and nine months ended September 30, 2022 and 2021 were included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service-based restricted stock awards	$1,918	$1,518	$5,856	$3,423
Performance-based restricted stock awards	1,643	34,505	1,448	34,505
Total stock-based compensation	$3,561	$36,023	$7,304	$37,928

Restricted Common Stock:

During the three months ended September 30, 2022, the Company granted 754,536 restricted stock units (RSUs) under the 2019 Equity Plan, including: (a) 48,337 service-based RSUs with a fair value of approximately $0.3 million, which are generally eligible to vest in four quarterly tranches following the grant date, subject to the recipient’s continued employment with the Company through the vesting date; and (b) 696,999 performance-based RSUs with a fair value of approximately $3.4 million, which are eligible to vest based on the Company’s achievement of certain performance objectives, as specified under the performance-based restricted stock unit plan adopted on August 12, 2021 under the 2019 Equity Plan.

During the three months ended September 30, 2022, 486,781 shares of common stock were issued to the Company’s officers and employees in settlement of an equal number of fully vested RSUs awarded to such individuals by the Company pursuant to grants made under the 2019 Equity Plan. The Company withheld 156,502 of these shares at a fair value of approximately $1.1 million, in satisfaction of withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Plan and approved by the Compensation Committee of the Company’s Board of Directors.

During the three months ended September 30, 2022, the Company’s board of directors approved the exchange of all outstanding unvested performance and service-based RSUs for performance and service-based restricted stock awards (RSAs) on a one-for-one basis. All material terms of the award agreements remain the same, including the timing of all vesting periods and the vesting benchmarks. During the quarter ended September 30, 2022, approximately 2.1 million unvested RSUs were exchanged for RSAs (see tables below for details).

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance-based RSUs

A summary of the Company’s unvested performance-based RSUs for the nine months ended September 30, 2022 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	3,404,585	$36.68
Granted	1,412,299	$10.70
Vested	(729,209)	$35.21
Forfeited	(398,871)	$35.32
Converted to RSAs	(1,979,002)	$32.27
Unvested at September 30, 2022	1,709,802	$27.15

During the nine months ended September 30, 2022, the Company awarded 1,412,299 performance-based RSUs with a fair value of $15.1 million under the 2019 Equity Plan to employees, which are eligible to vest upon the successful completion of specified milestones related to added infrastructure capacity and financial targets over the performance period ending on December 31, 2023.

The value of performance-based RSU’s is measured based on their fair value on the date of grant and amortized over their respective estimated implicit service periods.

During the nine months ended September 30, 2022, 1,979,002 of the outstanding and unvested performance-based RSUs were converted into an equivalent number of performance-based RSAs with substantially the same terms as the performance-based RSU agreements they replaced.

Performance-based RSAs

A summary of the Company’s unvested performance-based RSAs for the nine months ended September 30, 2022 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	—	$—
Granted	85,998	$6.83
Converted from RSUs	1,979,002	$32.27
Unvested at September 30, 2022	2,065,000	$31.21

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2022, the Company awarded 85,998 performance-based RSAs under the 2019 Equity Plan to employees, which are eligible to vest upon the successful completion of specified milestones related to added infrastructure capacity and financial targets over the performance period ending on December 31, 2023.

The value of performance-based RSAs is measured based on their fair value on the date of grant and amortized over their respective estimated implicit service periods.

As of September 30, 2022, there was approximately $17.9 million of total unrecognized compensation cost related to performance-based RSUs and RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately six months.

Service-based RSUs

A summary of the Company’s unvested service-based RSUs for the nine months ended September 30, 2022 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	610,561	$5.93
Vested	(788,636)	$7.48
Granted	912,142	$9.08
Forfeited	(20,705)	$9.11
Converted to RSAs	(136,463)	$14.50
Unvested at September 30, 2022	576,899	$8.17

The value of service-based RSUs is measured based on their fair value on the date of grant and amortized over their respective vesting periods. During the nine months ended September 30, 2022, the fair value of RSUs granted totaled $8.3 million.

During the nine months ended September 30, 2022, 136,463 unvested service-based RSUs were converted into an equivalent number of service-based RSAs with substantially the same terms as the performance-based RSU agreements they replaced.

Service-based RSAs

A summary of the Company’s unvested service-based RSAs for the nine months ended September 30, 2022 is presented here:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	—	$—
Vested	(9,375)	$20.09
Granted	10,286,202	$6.73
Converted from RSUs	136,463	$14.50
Unvested at September 30, 2022	10,413,290	$6.84

The value of service-based RSAs is measured based on their fair value on the date of grant and amortized over their respective vesting periods. During the nine months ended September 30, 2022, the fair value of awards granted totaled $69.3 million.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2022, there was approximately $81.7 million of total unrecognized compensation cost related to unvested service-based RSUs and RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.2 years.

Other Common Stock Purchase Warrants:

As of September 30, 2022, XMS Capital Partners, LLC (“XMS”) held a warrant to purchase up to 63,000 shares of the Company’s common stock at a purchase price of $48.37 per share, issued as partial payment for advisory services provided in connection with the Company’s Whinstone Acquisition. The warrant can be exercised any time through August 12, 2026.

No warrants were issued during the nine months ended September 30, 2022.

Note 15. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of September 30, 2022, and December 31, 2021:

	Fair value measured at September 30, 2022
	Total carrying value at September 30, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$112,944	$—	$—	$112,944
Contingent consideration liability	$39,996	$—	$—	$39,996

	Fair value measured at December 31, 2021
	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$26,079	$—	$—	$26,079
Contingent consideration liability	$83,928	$—	$—	$83,928

Level 3 Assets:

Power Supply Agreement

During the year ended December 31, 2021, the Company recorded a derivative asset related to its Power Supply Agreement with TXU Energy Retail Company LLC (“TXU”), the energy supplier to the Company’s Rockdale Facility (the “Power Supply Agreement”). The Power Supply Agreement was classified as a derivative asset and measured at fair value on the date of the Company’s acquisition of Whinstone, with changes in fair value recognized in change in fair value of derivative asset in operating income or loss on the accompanying unaudited condensed consolidated statements of operations. The derivative was not designated as a hedging instrument. Prior to the Whinstone Acquisition, the Company did not have any contracts classified as derivative instruments. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, our discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in April 2030. The discount rate utilized of approximately 21% includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The terms of the Power Supply Agreement require margin-based collateral for both TXU and the Company, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. The margin-based collateral requirement of the Company was zero as of September 30, 2022 and December 31, 2021.

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

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

	2022	2021
Balance as of January 1	$26,079	$—
Acquisition of Whinstone	—	13,967
Change in fair value	86,865	23,806
Balance as of September 30	$112,944	$37,773

For the three and nine months ended September 30, 2022, there were changes of approximately ($17.7) million and $86.9 million, respectively, in Level 3 assets measured at fair value. For the three and nine months ended September 30, 2021, there were changes of approximately $7.4 million and $23.8 million, respectively. Additionally, during the three and nine months ended September 30, 2022, power sales back into the Electric Reliability Council of Texas (“ERCOT”) marketplace through Whinstone’s participation in ERCOT’s energy demand response programs totaled $13.1 million and $21.3 million, respectively, which are recorded in power curtailment credits in the accompanying unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, power curtailment credits totaled $2.5 million and $3.7 million, respectively.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

	2022	2021
Balance as of January 1	$83,928	$—
Acquisition of Whinstone	—	82,953
Change in contingent consideration	(44,108)	—
Change in fair value	176	444
Balance as of September 30	$39,996	$83,397

For the three and nine months ended September 30, 2022, the change in Level 3 liabilities measured at fair value was zero and $0.2 million, respectively. For the three and nine months ended September 30, 2021, the change in Level 3 liabilities measured at fair value was $0.3 million and $0.4 million, respectively. The Company’s estimated liability for contingent consideration represents potential payments of additional consideration for the Whinstone Acquisition, payable if Whinstone realizes or receives a benefit from utilization of certain defined power credits. Changes in the fair value of contingent consideration are recorded in the unaudited condensed consolidated statements of operations within change in fair value of contingent consideration.

There were no transfers of financial instruments between any of Level 1, Level 2 or Level 3 during the periods presented.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including intangible assets, operating lease right of use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

At September 30, 2022, the fair values of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings, prepaid expenses and other current assets, accounts payable, billings in excess of costs and estimated earnings, accrued compensation and accrued expenses approximated their carrying values because of the short term nature of these instruments.

Bitcoin held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of Bitcoin at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The carrying value of our Bitcoin assets at September 30, 2022 of $125.2 million reflects the $132.1 million of impairment charges we recorded against the carrying value of our Bitcoin assets during the nine months ended September 30, 2022 due to decreases in the fair value of our Bitcoin assets after receipt.

Applying the market price of one Bitcoin on September 30, 2022 of approximately $19,432 to the Company’s 6,766 Bitcoin held results in an estimated fair value of the Company’s Bitcoin of $131.5 million as of September 30, 2022. Applying the market price of one Bitcoin on December 31, 2021 of approximately $46,306 to the Company’s 4,884 Bitcoin held as of December 31, 2021, resulted in an estimated fair value of $226.2 million. The fair value of Bitcoin is based on Level 1 inputs.

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

Water Reservation Agreement:

Whinstone executed a water reservation agreement in April 2021 with the lessor of the ground lease to obtain a certain quantity of non-potable cooling water from a nearby lake to be used by the Company for evaporative cooling at our Rockdale Facility. During the nine months ended September 30, 2022, and concurrent with the third amendment to the ground lease described in Note 12. “Leases” to these unaudited Notes to Condensed Consolidated Financial Statements, the Company executed a first amendment to the water reservation agreement to obtain additional non-potable cooling water for the expanded lease area, for an additional $1.0 million in annual payments. The term of the water reservation agreement was reset for a period now expiring on January 31, 2032, followed by three ten-year renewal periods, unless terminated earlier, and requires total annual payments of approximately $2.0 million.

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

Northern Data Working Capital Dispute

Riot Blockchain, Inc. v. Northern Data AG. On September 7, 2022, the Company filed a complaint against Northern Data AG, a company organized under the laws of Germany (“Northern Data”) in the Court of Chancery of the State of Delaware for, among other things, breach of contract. The complaint alleges Northern Data breached the terms of the Stock Purchase Agreement (the “SPA”), entered into, as of April 8, 2021, with Riot for the purchase of Whinstone by, among other things, refusing to engage in a contractually prescribed process to resolve disputes over the acquisition price of Whinstone. Riot believes it is owed over $100 million for liabilities that Northern Data failed to disclose to Riot in its pre-closing calculations. Riot has attempted to resolve the dispute, and, as a result of Northern Data’s refusal to engage in the dispute resolution process, seeks an order affirmatively declaring that Riot may terminate discussions and that unresolved matters, including the dispute regarding the over $100 million in liabilities Northern Data failed to disclose, must be submitted to an independent accounting firm for final resolution.

On September 27, 2022, Northern Data filed its Answer, Affirmative Defenses, and Verified Counterclaims and Third-Party Claims, which claim that Riot and Whinstone breached the SPA by allegedly failing to timely remit to Northern Data certain energy credit payments and that Riot is improperly seeking to introduce indemnification claims into the contractual process to resolve the parties’ dispute over purchase price. Northern Data alleges that there are approximately $40 million in energy credits that remain unpaid. Northern Data seeks damages in an unspecified amount, a declaration that Riot may not withhold payments for energy credits pending the resolution of the purchase price dispute, and specific performance that Riot may not introduce indemnification claims in connection with the process to resolve the purchase price dispute.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Whinstone Customer Dispute

On June 13, 2022, GMO Gamecenter USA, Inc., a California corporation, and GMO Internet, Inc., a corporation organized and existing under the laws of Tokyo, Japan (collectively “GMO”), filed a complaint against Whinstone US, Inc. in the Supreme Court of the State of New York, County of New York: Commercial Division, Index No.: 656762/2022, subsequently removed to the United States District Court, S.D.N.Y., Case No. 1:22-cv-05974-JPC (the “Complaint”). After extensive discussions and upon Whinstone demanding that GMO reasonably negotiate a new hosting agreement in good faith pursuant to the terms of its existing agreement, GMO filed the Complaint. GMO alleges Whinstone breached the terms of the Colocation Services Agreement between GMO and Whinstone by failing to indemnify GMO for certain contractual loss of profit and causing certain other damages to GMO in the nature of loss of revenue, lost profits and loss of savings. GMO is seeking – without substantiation - compensatory damages in excess of $50 million, and pre-judgment and post-judgment interest. Whinstone’s Answer and Counterclaims were filed on August 22, 2022, and on September 12, 2022, GMO filed its answer and affirmative defenses to counterclaims raised by Whinstone, which included additional claims against Whinstone, as permitted under the applicable local rules. Subsequent to the period ended September 30, 2022, on November 1, 2022, Whinstone filed supplementary answers and counterclaims to GMO’s answer and affirmative defenses. Whinstone denies the substantive allegations of the Complaint and has asserted counterclaims seeking a declaratory judgment of GMO’s failure to negotiate in good faith in accordance with the terms of the Colocation Services Agreement, as well as compensatory damages in excess of $25 million, including damages from loss of revenue, breach of contract, pre- and post-judgment interest, and attorneys’ fees and costs in connection with GMO’s breach of the Colocation Services Agreement. The Company intends to vigorously defend Whinstone against GMO’s claims, and to vigorously enforce Whinstone’s claims against GMO.

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

On December 24, 2020, Lead Plaintiff filed another amended complaint. On April 8, 2022, the court again granted Defendants’ motions to dismiss the operative complaint without prejudice. On May 27, 2022, Lead Plaintiff filed the third amended consolidated complaint. Defendants submitted motions to dismiss on July 18, 2022. Briefing on the motions to dismiss was completed in October 2022. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

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

The Data Center Hosting segment purchases custom engineered electrical products from the Engineering segment in the ordinary course of business. Effective January 1, 2022, the Mining segment entered into a colocation services agreement with the Data Center Hosting segment whereby the Mining segment is charged a base colocation fee per miner deployed at Whinstone plus a performance fee calculated as a percentage of gross mining profit. The revenue and cost of revenues from intersegment transactions have been eliminated in the consolidated statements of operations in accordance with U.S. GAAP. For purposes of segment reporting, the revenues and cost of revenues for each segment are presented in the table below on a stand-alone basis, with the intersegment eliminations presented separately, such that total revenue and total cost of revenues total to the consolidated statements of operations. All other revenues are from external customers. No single third-party customer or related group of third-party customers contributed 10% or more of the Company’s total consolidated revenue during the three and nine months ended September 30, 2022 and 2021. However, three customers accounted for nearly all of the Company’s third-party Data Center Hosting revenue.

For the three months ended September 30, 2022, approximately 98% of the Company’s mining revenue was generated from our Rockdale Facility in Rockdale, Texas, and the remaining 2% was generated from the Coinmint Facility. For the nine months ended September 30, 2022, approximately 71% of the Company’s mining revenue was generated from our Rockdale Facility in Rockdale, Texas, and the remaining 29% was generated from the Coinmint Facility in New York. During the nine months ended September 30, 2022, the Company terminated its agreement with Coinmint effective July 8, 2022.

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table details revenue and cost of revenues for the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021, and reconciles to net income (loss) on the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reportable segment revenue, net:
Mining	$22,070	$53,590	$126,166	$108,213
Data Center Hosting	23,624	11,193	68,240	14,067
Engineering	20,300	—	55,050	—
Other revenue	25	25	73	73
Eliminations	(19,729)	—	(50,505)	—
Total segment and consolidated revenue	46,290	64,808	199,024	122,353
Reportable segment cost of revenues (exclusive of depreciation and amortization shown below):
Mining	15,949	13,034	60,793	29,893
Data Center Hosting	28,201	12,581	75,705	16,317
Engineering	16,767	—	47,302	—
Eliminations	(18,237)	—	(47,138)	—
Total segment and consolidated cost of revenues (exclusive of depreciation and amortization shown below)	42,680	25,615	136,662	46,210
Reconciling Items:
Acquisition-related costs	—	(552)	(78)	(18,894)
Selling, general and administrative	(16,004)	(40,307)	(37,549)	(47,971)
Depreciation and amortization	(26,559)	(12,207)	(61,366)	(20,791)
Change in fair value of derivative asset	(17,749)	7,413	86,865	23,806
Power curtailment credits	13,070	2,507	21,328	3,650
Change in fair value of contingent consideration	—	(259)	(176)	(444)
Realized gain on sale/exchange of Bitcoin	1,854	65	25,443	94
Gain on exchange of equipment	7,667	—	16,281	—
Impairment of Bitcoin	(5,900)	—	(132,077)	(17,507)
Impairment of goodwill	—	—	(335,648)	—
Interest income (expense)	348	40	(9)	295
Realized loss on sale of marketable equity securities	—	—	(1,624)	—
Realized gain on sale/exchange of long-term investment	—	—	—	26,260
Unrealized gain (loss) on marketable equity securities	142	(11,151)	(6,306)	(10,812)
Other income (expense)	—	(85)	(59)	1,425
Current income tax benefit (expense)	(89)	—	(828)	—
Deferred income tax benefit (expense)	3,041	—	9,667	(3,730)
Net income (loss)	$(36,569)	$(15,343)	$(353,774)	$11,524

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18. Revisions of Previously Issued Financial Statements

As noted in Note 4. “Acquisitions”, on May 26, 2021, the Company acquired 100% of the equity interests of Whinstone. The Whinstone Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. During the third quarter of 2022, the Company discovered a classification error in its reported allocation of acquisition date fair value to property and equipment, which resulted in an understatement of property and equipment and an equal overstatement of goodwill as of the balance sheet dates outlined below.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior annual or interim financial statements. Notwithstanding this conclusion, management has revised the accompanying condensed consolidated financial statements and related notes included herein to correct this error for all periods presented.

The following tables present the effect of correcting this error on the Company’s previously issued financial statements. There were no changes to the statements of stockholders’ equity that have not otherwise been reflected in the balance sheets and statements of operations as detailed in the tables below.

	As of June 30, 2021
Condensed Consolidated Balance Sheet	As previously reported	Adjustment	As revised
Property & equipment, net	$128,815	$13,500	$142,315
Goodwill	267,409	(13,500)	253,909
Total assets	906,369	—	906,369

	As of September 30, 2021
Condensed Consolidated Balance Sheet	As previously reported	Adjustment	As revised
Property & equipment, net	$200,751	$13,500	$214,251
Goodwill	267,237	(13,500)	253,737
Total assets	954,407	—	954,407

	As of December 31, 2021
Consolidated Balance Sheet	As previously reported	Adjustment	As revised
Property & equipment, net	$262,980	$13,500	$276,480
Goodwill	349,063	(13,500)	335,563
Total assets	1,530,939	—	1,530,939

Riot Blockchain, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of March 31, 2022
Condensed Consolidated Balance Sheet	As previously reported	Adjustment	As revised
Property & equipment, net	$325,132	$13,500	$338,632
Goodwill	349,148	(13,500)	335,648
Total assets	1,549,755	—	1,549,755

	As of June 30, 2022
Condensed Consolidated Balance Sheet	As previously reported	Adjustment	As revised
Property & equipment, net	$411,244	$13,500	$424,744
Goodwill	—	—	—
Total assets	1,436,225	13,500	1,449,725
Accumulated deficit	(568,543)	13,500	(555,043)
Total stockholders’ equity	1,288,565	13,500	1,302,065
Total liabilities and stockholders’ equity	1,436,225	13,500	1,449,725

	Three Months Ended June 30, 2022
Condensed Consolidated Statement of Operations	As previously reported	Adjustment	As revised
Impairment of goodwill	$349,148	$(13,500)	$335,648
Total costs and expenses	438,960	(13,500)	425,460
Operating income (loss)	(366,013)	13,500	(352,513)
Net income (loss) before taxes	(372,533)	13,500	(359,033)
Net income (loss)	(366,334)	13,500	(352,834)
Basic net income (loss) per share	(2.81)	0.10	(2.71)
Diluted net income (loss) per share	(2.81)	0.10	(2.71)

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Operations	As previously reported	Adjustment	As revised
Impairment of goodwill	$349,148	$(13,500)	$335,648
Total costs and expenses	480,838	(13,500)	467,338
Operating income (loss)	(328,104)	13,500	(314,604)
Net income (loss) before taxes	(336,592)	13,500	(323,092)
Net income (loss)	(330,705)	13,500	(317,205)
Basic net income (loss) per share	(2.67)	0.11	(2.56)
Diluted net income (loss) per share	(2.67)	0.11	(2.56)

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Cash Flows	As previously reported	Adjustment	As revised
Net income (loss)	$(330,705)	$13,500	$(317,205)
Impairment of goodwill	349,148	(13,500)	335,648
Net cash used in operating activities	(14,393)	—	(14,393)

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

Business Overview:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin. We also provide the critical mining infrastructure for our institutional-scale hosted clients to mine Bitcoin at our Rockdale Facility, with 700 megawatts in total capacity. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently expanding its capacity. Additionally, we are beginning development of a second large-scale Bitcoin mining data center at our Corsicana Facility, which is expected to have approximately one gigawatt of available capacity for both our Bitcoin mining operations and hosting of institutional-scale Bitcoin mining and data center clients.

We operate in an environment which is consistently evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital among opportunities that generate the highest return on our capital.

Industry Trends

During 2022, we observed a number of companies in the Bitcoin ecosystem experience significant challenges and failure due to the precipitous decline in the price of Bitcoin. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on compressed margins. The dramatic increase in the price of Bitcoin observed in the market during the last few years caused many companies to over-leverage themselves, operating in an unsustainable way given the recent instability in the price of Bitcoin. Despite challenges in the ecosystem, Riot continues to focus on building long-term stockholder value by taking strategic action to vertically integrate, expanding the Rockdale Facility and developing our Corsicana Facility. As we grow our business, we continue to focus on deploying our efficient mining fleet, at scale, while realizing benefit of being an owner and operator of our Bitcoin mining facilities.

We anticipate that other companies in the industry will continue to experience challenges, and the end of 2022 and the start of 2023 will continue to be a period of consolidation in the Bitcoin mining industry, and we believe that, given our relative position, liquidity and absence of long-term debt, in the competitive landscape, we are likely positioned to benefit from this consolidation. As a result of any strategic action undertaken by us, our business and financial results may change significantly. We are continuously evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry. See Part I, Item 1A. “Risk Factors” of our 2021 Annual Report for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Bitcoin Mining

The Company’s current focus is on its mining operation, and during the nine months ended September 30, 2022, we continued to deploy miners at our Rockdale Facility and continued development activities at the Corsicana Facility, with the objective of increasing the Company’s operational efficiency and performance.

As of September 30, 2022, our Mining business operated approximately 55,728 ASIC miners, with a hash rate capacity of approximately 5.6 exahash per second (“EH/s”). During the nine months ended September 30, 2022, we mined 3,842 Bitcoin, which represented an increase of 36% over the 2,458 Bitcoin we mined during the nine months ended September 30, 2021. Based on our existing operations and expected deliveries of miners pursuant to our purchase orders with their manufacturer, Bitmain, we anticipate having approximately 115,450 miners in operation, with a hash rate capacity of approximately 12.5 EH/s by the first quarter of 2023.

During the three months ended September 30, 2022, we fully exited our Mining operations at the Coinmint Facility. We believe this transition will lower our overall cost of revenues for the Mining business as new miners will be deployed at the Rockdale Facility. See Note 8. “Property and Equipment” to these unaudited Notes to Condensed Consolidated Financial Statements.

Our Bitcoin mining operations are subject to unique industry risks such as the historical volatility in the demand for, and price of, Bitcoin and changes in the public perception of Bitcoin.

Miner Purchases and Deployments

At September 30, 2022, we had purchased, received and/or deployed the following miners:

Number of miners
Miners deployed at January 1, 2022	30,907
Net miners deployed during the nine months ended September 30, 2022	24,821
Miners received, but not yet deployed	27,678
Miners under contract, but not yet received	32,044
Total miners under contract, deployed or expected to be received, at September 30, 2022	115,450

As of September 30, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of approximately 12,097 new model S19j Pro miners and 19,947 new model S19XP miners, scheduled to be shipped through December 2022. Pursuant to these agreements, approximately $44.9 million remains payable to Bitmain in installments in advance of shipment of the miners, which is scheduled to occur monthly through December 2022, subject to future adjustments as provided in the contracts.

To take advantage of our low-cost power supply agreement at the Company’s Rockdale Facility and eliminate third-party hosting fees, during the nine months ended September 30, 2022, the Company elected not to renew its co-location mining services agreement with Coinmint, which was, therefore, terminated automatically by its terms as of July 8, 2022.

COVID-19

The COVID-19 global pandemic has been unprecedented and unpredictable; its impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on our current assessment, however, we do not expect any material impact on our long-term development, our operations, or our liquidity due to the worldwide spread of COVID-19, other than the potential impact of COVID-19 on global logistics discussed below. We are actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and industry.

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

Global Logistics:

Global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively mitigate any delivery delays to avoid materially impacting our miner deployment schedule, however, there are no assurances we will be able to continue to mitigate any such delivery delays in the future. Additionally, the expansion of the Rockdale Facility and the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and hold many of the required materials to help mitigate against global supply logistic and pricing concerns. We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans.

Summary of Mining Results

The following table presents additional information about our Mining activities, including Bitcoin production and sales of the Bitcoin the Company mined during the nine months ended September 30, 2022, and 2021 ($ in thousands):

	Quantities
	(in coins)	Amounts
Balance at January 1, 2022	4,884	$159,544
Revenue recognized from Bitcoin mined	3,842	126,166
Proceeds from sale of Bitcoin	(1,925)	(52,491)
Exchange of Bitcoin for employee compensation	(35)	(1,434)
Realized gain on sale/exchange of Bitcoin	—	25,443
Impairment of Bitcoin	—	(132,077)
Balance at September 30, 2022	6,766	$125,151

	Quantities
	(in coins)	Amounts
Balance at January 1, 2021	1,078	$11,626
Revenue recognized from Bitcoin mined	2,458	108,213
Proceeds from sale of Bitcoin	—	—
Exchange of Bitcoin for employee compensation	(3)	(113)
Realized gain on sale/exchange of Bitcoin	—	94
Impairment of Bitcoin	—	(17,507)
Balance at September 30, 2021	3,533	$102,313

Results of Operations Comparative Results for the Three Months Ended September 30, 2022 and 2021:

Revenue:

For the three months ended September 30, 2022 and 2021, Mining revenue was $22.1 million, and $53.6 million, respectively. The decrease of $31.5 million was due to a lower number of Bitcoin mined of 1,042 in the 2022 period, as compared to 1,292 in the 2021 period, combined with lower Bitcoin values in the 2022 period, averaging $21,184 per coin as compared to $41,837 per coin in the 2021 period. The primary reason for the decrease in the number of Bitcoin mined was due to the Company’s effective employment of its proprietary power strategy to significantly reduce overall power costs. As noted below, during the three months ended September 30, 2022, the Company earned $13.1 million in power credits, to be credited against its power invoices, as a result of temporarily pausing its operations. The power credits equate to approximately 760 Bitcoin, as computed by using the average daily closing BTC prices on a monthly basis. During the three months ended September 30, 2021, the Company earned $2.5 million in power credits, or the equivalent of approximately 66 Bitcoin.

For the three months ended September 30, 2022 and 2021, Data Center Hosting revenue was $8.4 million, and $11.2 million, respectively. The decrease of $2.8 million was due primarily to lower revenue share from customers due to the lower Bitcoin values in the 2022 period combined with lower customer billings due to Whinstone’s participation in ERCOT’s energy demand response programs. Data Center Hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Rockdale Facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient.

For the three months ended September 30, 2022, Engineering revenue was $15.8 million. There was no Engineering revenue for the three months ended September 30, 2021 as such date was prior to the acquisition of the Engineering segment. Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which the Company has an enforceable right to receive compensation as defined under the contract.

Costs and expenses:

Cost of revenues for Mining for the three months ended September 30, 2022 and 2021 was $14.7 million and $13.0 million, respectively, representing an increase of approximately $1.7 million. As a percentage of Mining revenue, cost of revenues totaled 66.5% and 24.3% for each of the three months ended September 30, 2022 and 2021, respectively. Cost of revenues consists primarily of direct production costs of mining operations, including electricity, labor, insurance and the variable Coinmint hosting fee, but excluding depreciation and amortization, which are separately stated. The increase of $1.6 million in cost of revenues was primarily due to the increase in mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support the mining operations. As noted below, during the three months ended September 30, 2022 and 2021, the Company earned $13.1 million and $2.5 million, respectively, in power credits to be credited against its power invoices, as a result of temporarily pausing its operations. These credits are recognized in power curtailment credits in the statements of operations, outside of cost of revenues, but significantly reduce the Company’s overall cost to mine Bitcoin. When netting the power curtailment credits with the costs of revenues, the net costs as a percentage of Mining revenue were 38.8% and 24.3% for the three months ended September 30, 2022 and 2021, respectively.

Cost of revenues for Data Center Hosting for the three months ended September 30, 2022 and 2021 was $14.2 million and $12.6 million, respectively. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs.

Cost of revenues for Engineering for the three months ended September 30, 2022 was $13.8 million. There were no engineering costs for the three months ended September 30, 2021 as such date was prior to the acquisition of the Engineering segment. The 2022 costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. The increase in cost of revenues was primarily due to the increase in headcount to support the Company’s growth combined with an increase in power costs.

Selling, general and administrative expenses during the three months ended September 30, 2022 and 2021 totaled $16.0 million and $40.3 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The decrease of $24.3 million is primarily due to a decrease of $29.7 million in compensation-related expense due to the adoption of the Company’s performance-based stock plan in August 2021, partially offset by additional employees to support the Company’s growth, an increase in audit and consulting fees of $1.9 million resulting primarily from assistance on internal control systems and procedures and information technology projects and an increase in other general operating costs, including rent, to support the Company’s growth.

Depreciation and amortization expenses during the three months ended September 30, 2022 totaled $26.6 million, an increase of approximately $14.4 million as compared to $12.2 million for the three months ended September 30, 2021. The increase was primarily due to higher depreciation expense recognized for the Rockdale Facility and our recently acquired miners.

Change in fair value of our derivative asset for the three months ended September 30, 2022 and 2021, was ($17.7) million and $7.4 million, respectively, and was recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value.

Power curtailment credits for the three months ended September 30, 2022 and 2021, was $13.1 million and $2.5 million, respectively, and represents power sales into the ERCOT marketplace through Whinstone’s participation in ERCOT’s energy demand response programs.

Realized gain on sale/exchange of Bitcoin for the three months ended September 30, 2022 was $1.9 million. The realized gain or loss on sale/exchange of Bitcoin for the three months ended September 30, 2021 was nominal.

Gain on exchange of equipment for the three months ended September 30, 2022 was $7.7 million arising from the equipment exchange agreement with a third-party Bitcoin mining company. There was no gain on exchange of equipment during the three months ended September 30, 2021.

Impairment of Bitcoin for the three months ended September 30, 2022 was $5.9 million arising from the decline in Bitcoin prices. There was no impairment of Bitcoin recognized during the three months ended September 30, 2021.

Other income and expenses:

Other income for the three months ended September 30, 2022 was $0.5 million, and primarily consisted of interest and other income of $0.3 million and the unrealized gain on marketable equity securities of $0.1 million. Other expense for the three months ended September 30, 2021 was $11.2 million, which primarily related to the unrealized loss recognized due to the decline in the fair value of our marketable equity securities.

Results of Operations Comparative Results for the Nine Months Ended September 30, 2022 and 2021:

Revenue:

For the nine months ended September 30, 2022 and 2021, Mining revenue was $126.2 million, and $108.2 million, respectively. The increase of $18.0 million was due to a higher number of Bitcoin mined of 3,842 in the 2022 period, as compared to 2,458 in the 2021 period, partially offset by lower Bitcoin values in the 2022 period, averaging $32,839 per coin as compared to $44,591 per coin in the 2021 period. The number of Bitcoin mined during 2022 was significantly impacted by the Company’s effective employment of its proprietary power strategy to significantly reduce overall power costs. As noted below, during the nine months ended September 30, 2022, the Company earned $21.3 million in power credits to be credited against its power invoices, as a result of temporarily pausing its operations. The power credits equate to approximately 1,160 Bitcoin, as computed by using the average daily closing BTC prices on a monthly basis. During the nine months ended September 30, 2021, the Company earned $3.7 million in power credits, or the equivalent of approximately 92 Bitcoin.

For the nine months ended September 30, 2022 and 2021, Data Center Hosting revenue was $27.9 million, and $14.1 million, respectively. The $13.8 million increase was primarily due to the 2021 period only containing four months of Data Center Hosting revenue versus nine for the 2022 period. Data Center Hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. We provide energized space and operating and maintenance services to third-party mining companies who locate their mining hardware at our Rockdale Facility under long-term contracts. We account for these agreements as a single performance obligation for services being delivered in a series with delivery being measured by daily successful operation of the mining hardware. As such, we recognize revenue over the life of the contract as its series of performance obligations are met. The contracts are recognized in the amount for which we have the right to invoice because we elected the “right to invoice” practical expedient. The Data Center Hosting segment was acquired in May 2021, and therefore its results of operations are only included in the Company’s consolidated results of operations for four months during 2021 compared to nine in 2022.

For the nine months ended September 30, 2022, Engineering revenue was $44.9 million. There was no Engineering revenue for the nine months ended September 30, 2021 as such date was prior to the acquisition of the Engineering segment. Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which the Company has an enforceable right to receive compensation as defined under the contract.

Other revenue consisting of license fees was not significant in either period.

Costs and expenses:

Cost of revenues for Mining for the nine months ended September 30, 2022 and 2021 was $51.8 million and $29.9 million, respectively, representing an increase of approximately $21.9 million. As a percentage of Mining revenue, cost of revenues totaled 41.0% and 27.6% for each of the nine months ended September 30, 2022 and 2021, respectively. Cost of revenues consists primarily of direct production costs of mining operations, including electricity, labor, insurance and the variable Coinmint hosting fee, but excluding depreciation and amortization, which are separately stated. The increase of $21.9 million in cost of revenues is primarily due to the increase in mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support the mining operations. As noted below, during the nine months ended September 30, 2022 and 2021, the Company earned $21.3 million and $3.7 million, respectively, in power credits, to be credited against its power invoices, as a result of temporarily pausing its operations. These credits are recognized in power curtailment credits in the statements of operations, outside of cost of revenues, but significantly reduce the Company’s overall cost to mine Bitcoin. When netting the power curtailment credits with the costs of revenues, the net costs as a percentage of Mining revenue were 34.6% and 27.6% for the nine months ended September 30, 2022 and 2021, respectively.

Cost of revenues for Data Center Hosting for the nine months ended September 30, 2022 and 2021 was $44.4 million and $16.3 million, respectively. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs. Whinstone was acquired in May 2021, and therefore its results of operations are only included in the Company’s consolidated results of operations for four months during 2021 compared to nine in 2022.

Cost of revenues for Engineering for the nine months ended September 30, 2022 was $40.5 million. There were no Engineering costs for the nine months ended September 30, 2021 as such date was prior to the acquisition of the Engineering segment. The 2022 costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs.

Acquisition-costs for the nine months ended September 30, 2022 were nominal. Acquisition-related costs for the nine months ended September 30, 2021, totaled $18.9 million, and consisted of expenses incurred in connection with our acquisition of Whinstone.

Selling, general and administrative expenses during the nine months ended September 30, 2022 and 2021 totaled $37.5 million and $48.0 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The decrease of $10.5 million is primarily due to a decrease of $24.8 million in compensation-related expense due to the adoption of the performance-based stock plan in August 2021, partially offset by additional employees to support the Company’s growth, an increase in audit and consulting fees of $3.8 million resulting primarily from assistance on internal control systems and procedures and information technology projects, an increase in insurance expense of $1.2 million, and an increase in other general operating costs, including rent, to support the Company’s growth.

Depreciation and amortization expenses during the nine months ended September 30, 2022 totaled $61.4 million, an increase of approximately $40.6 million as compared to $20.8 million for the nine months ended September 30, 2021. The increase was primarily due to higher depreciation expense recognized for the Rockdale Facility and our recently acquired miners.

Change in fair value of our derivative asset for the nine months ended September 30, 2022 and 2021 was $86.9 million and $23.8 million, respectively, and was recorded to adjust the fair value of our Power Supply Agreement, which is classified as a derivative asset and measured at fair value.

Power curtailment credits for the nine months ended September 30, 2022 and 2021 was $21.3 million and $3.7 million, respectively, and represents power sales into the ERCOT marketplace through Whinstone’s participation in ERCOT’s energy demand response programs.

Realized gain on sale/exchange of Bitcoin for the nine months ended September 30, 2022 and 2021 was $25.4 million and $0.1 million, respectively.

Gain on exchange of equipment for the nine months ended September 30, 2022 was $16.3 million arising from the equipment exchange agreement with a third-party Bitcoin mining company. There was no gain on exchange of equipment during the nine months ended September 30, 2021.

Impairment of Bitcoin for the nine months ended September 30, 2022 and 2021 was $132.1 million and $17.5 million, respectively, arising from the decline in Bitcoin prices.

Impairment of goodwill for the nine months ended September 30, 2022 was $335.6 million arising from recent adverse changes in business climate, including decreases in the price of Bitcoin and increased volatility of equity markets, as evidenced by declines in the market price of the Company’s securities, those of its peers, and major market indices. There was no impairment recognized during the nine months ended September 30, 2021.

Other income and expenses:

Other expense for the nine months ended September 30, 2022 was $8.0 million and primarily consisted of the unrealized loss on marketable equity securities of $6.3 million and the realized loss on sale of marketable equity securities of $1.6 million recognized in connection with the sale of a portion of our shares of Mogo. Other income for the nine months ended September 30, 2021 was $17.2 million, which primarily related to a $26.3 million realized gain on sale/exchange of long-term investment recognized in connection with the exchange of our shares of Coinsquare Ltd. (“Coinsquare”) for shares of Mogo, partially offset by $10.8 million of unrealized loss recognized on our investment in Mogo.

Non-GAAP Measures

In addition to consolidated U.S. GAAP financial measures, we consistently evaluate our use of and calculation of the non-GAAP financial measures, “Adjusted EBITDA” and Adjusted earnings per share (“Adjusted EPS”). Adjusted EBITDA is a financial measure defined as our EBITDA, adjusted to eliminate the effects of certain non-cash and / or non-recurring items, that do not reflect our ongoing strategic business operations. EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA further adjusted for certain income and expenses, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items. The Company determined to exclude impairments and gains or losses on sales or exchanges of Bitcoin from our calculation of Adjusted Non-GAAP EBITDA for all periods presented.

Adjusted EPS is a financial measure defined as our EBITDA divided by our diluted weighted-average shares outstanding, adjusted to eliminate the effects of certain non-cash and / or non-recurring items, that do not reflect our ongoing strategic business operations. EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EPS is EBITDA further adjusted for certain income and expenses, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items. The Company determined to exclude impairments and gains or losses on sales or exchanges of Bitcoin from our calculation of Adjusted Non-GAAP EPS for all periods presented.

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

Reconciliations of Adjusted EBITDA and Adjusted EPS to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

Reconciliation of GAAP and Non-GAAP Financial Information

Non-GAAP Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net income (loss)	$(36,569)	$(15,343)	$(353,774)	$11,524
Interest (income) expense	(348)	(40)	9	(295)
Income tax expense (benefit)	(2,952)	—	(8,839)	3,730
Depreciation and amortization	26,559	12,207	61,366	20,791
EBITDA	(13,310)	(3,176)	(301,238)	35,750

Adjustments:
Non-cash/non-recurring operating expense:
Stock-based compensation expense	3,561	36,023	7,304	37,928
Acquisition-related costs	—	552	78	18,894
Change in fair value of derivative asset	17,749	(7,413)	(86,865)	(23,806)
Change in fair value of contingent consideration	—	259	176	444
Realized loss on sale of marketable equity securities	—	—	1,624	—
Unrealized loss (gain) on marketable equity securities	(142)	11,151	6,306	10,812
Realized gain on sale/exchange of long-term investment	—	—	—	(26,260)
Gain on exchange of equipment	(7,667)	—	(16,281)	—
Impairment of goodwill	—	—	335,648	—
Other (income) expense	—	85	59	(1,425)
Other revenue, (income) expense items:
License fees	(25)	(25)	(73)	(73)
Adjusted EBITDA	$166	$37,456	$(53,262)	$52,264

Non-GAAP Adjusted EPS	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Diluted net income (loss) per share	$(0.24)	$(0.16)	$(2.64)	$0.13
Interest (income) expense	—	—	—	—
Income tax expense (benefit)	(0.02)	—	(0.07)	0.04
Depreciation and amortization	0.17	0.13	0.46	0.23
EBITDA	(0.09)	(0.03)	(2.25)	0.40

Adjustments:
Non-cash/non-recurring operating expense:
Stock-based compensation expense	0.02	0.37	0.05	0.42
Acquisition-related costs	—	0.01	—	0.21
Change in fair value of derivative asset	0.12	(0.08)	(0.65)	(0.26)
Change in fair value of contingent consideration	—	—	—	—
Realized loss on sale of marketable equity securities	—	—	0.01	—
Unrealized loss (gain) on marketable equity securities	—	0.12	0.05	0.12
Realized gain on sale/exchange of long-term investment	—	—	—	(0.29)
Gain on exchange of equipment	(0.05)	—	(0.12)	—
Other (income) expense	—	—	—	(0.02)
Impairment of goodwill	—	—	2.51	—
Other revenue, (income) expense items:
License fees	—	—	—	—
Adjusted EPS	$—	$0.39	$(0.40)	$0.58

Diluted weighted average number of shares outstanding	153,895,123	96,064,036	133,894,338	89,896,374

In addition to the non-GAAP financial measures of Adjusted EBITDA and Adjusted EPS described above, we believe “Mining revenue in excess of cost of revenues, net of power curtailment credits”, “Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits”, “Cost of revenues – Mining, net of power curtailment credits” and “Cost of revenues – Data Center Hosting, net of power curtailment credits” are additional performance measurements that represent a key indicator of the Company’s core business operations of both Bitcoin mining and Data Center Hosting.

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

Mining revenue in excess of cost of revenues, net of power curtailment credits, Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits, Cost of revenues – Mining, net of power curtailment credits and Cost of revenues – Data Center Hosting, net of power curtailment credits are provided in addition to and should not be considered to be a substitute for, or superior to Revenue – Mining, Revenue – Data Center Hosting, Cost of revenues – Mining or Cost of revenues – Data Center Hosting as presented in our consolidated statements of operations.

Reconciliations of these measurements to the most comparable U.S. GAAP financial metrics for historical periods are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mining:
Revenue	$22,070	$53,590	$126,166	$108,213

Cost of revenues	14,677	13,034	51,766	29,893
Power curtailment credits	(6,104)	—	(8,175)	—
Cost of revenues, net of power curtailment credits	8,573	13,034	43,591	29,893

Mining revenue in excess of cost of revenues, net of power curtailment credits	$13,497	$40,556	$82,575	$78,320
Mining revenue in excess of cost of revenues, net of power curtailment credits as a percentage of revenue	61.2%	75.7%	65.4%	72.4%

Data Center Hosting:
Revenue	$8,371	$11,193	$27,899	$14,067

Cost of revenues	14,223	$12,581	$44,392	$16,317
Power curtailment credits	(6,996)	(2,507)	(13,153)	(3,650
Cost of revenues, net of power curtailment credits	7,257	10,074	31,239	12,667

Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits	$1,114	$1,119	$(3,340)	$1,400
Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits as a percentage of revenue	13.3%	10.0%	(12.0)%	10.0%

Total power curtailment credits	$(13,070)	$(2,507)	$(21,328)	$(3,650)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, we had working capital of approximately $369.8 million, which included cash and cash equivalents of $255.0 million. We reported net loss of $353.8 million during the nine months ended September 30, 2022. Net loss included $285.2 million in non-cash items consisting primarily of the change in fair value of our derivative asset of $86.9 million, the increase in Bitcoin held of $124.7 million, a realized gain on the sale/exchange of Bitcoin of $25.4 million, the gain on exchange of equipment of $16.3 million, and an income tax benefit of $8.7 million, offset by the impairment of goodwill of $335.6 million, impairment of Bitcoin of $132.1 million, depreciation and amortization of $61.4 million, an unrealized loss on marketable equity securities of $6.3 million, stock-based compensation expense of $7.3 million, the realized loss on sale of marketable equity securities of $1.6 million, and the amortization of our right of use asset of $2.9 million.

Contractual Commitments

At September 30, 2022, we had the following contractual commitments, subject to future adjustments as provided in the contracts (in thousands):

Agreement Date (1)	Original Purchase Commitment	Open Purchase Commitment	Deposit Balance	Expected Shipping
April 5, 2021	$138,506	$10,395	$53,070	Fourth Quarter 2022
October 29, 2021	56,250	(422)	1,609	Fourth Quarter 2022
November 22, 2021	32,550	2,969	21,938	Fourth Quarter 2022
December 10, 2021	97,650	11,865	65,814	Fourth Quarter 2022
December 24, 2021	202,860	20,118	134,904	Fourth Quarter 2022
Total	$527,816	$44,925	$277,335

(1) Pursuant to the Company’s agreements with Bitmain, among other provisions, the Company is responsible for all shipping charges incurred in connection with the delivery of the miners.

Coinmint Co-location Mining Services Agreement

On April 8, 2020, the Company entered into an agreement with Coinmint, pursuant to which Coinmint agreed to provide up to approximately 9.5 megawatts of electrical power and to perform all maintenance necessary to operate the Company’s miners deployed at the Coinmint Facility. In exchange, Coinmint was reimbursed for direct production expenses and received a performance fee based on the net Bitcoin generated by the Company’s miners deployed at the Coinmint Facility. The amount of electrical power supplied to the Company’s miners at the Coinmint Facility was subsequently increased to accommodate the Company’s expanding miner fleet. During the nine months ended September 30, 2022, the Company elected not to renew its co-location mining services agreement with Coinmint, which was, therefore, terminated automatically by its terms as of July 8, 2022.

Miners

As of September 30, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of approximately 12,097 new model S19j Pro miners and 19,947 new model S19XP miners, scheduled to be shipped through December 2022. Pursuant to these agreements, approximately $44.9 million remains payable to Bitmain, subject to future adjustments as provided in the contracts, in installments in advance of shipment of the miners, which is scheduled to occur monthly through December 2022.

Development of the Corsicana Facility Data Center:

During the nine months ended September 30, 2022, the Company announced that it has initiated a large-scale development to expand its Bitcoin mining and data center hosting capabilities in Navarro County, Texas with the acquisition of a 265-acre site where the anticipated one-gigawatt Corsicana Facility is being constructed. The Company received approval from ERCOT for the entire one-gigawatt capacity. The initial phase of the development of the Corsicana Facility involves the construction on the 265-acre site of 400 megawatts of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and transmission facilities to supply power to the facility. Construction of the substation and the data centers is expected to be carried out concurrently, with self-mining and data center hosting operations expected to commence by the fourth quarter of 2023, following the commissioning of the substation, which is expected to be completed in summer 2023.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing the Company’s immersion-cooling infrastructure and technology. The Company estimates that the total cost of the first phase of the development will be approximately $333 million, which is scheduled to be invested over the remainder of 2022, 2023, and the first quarter of 2024. Through September 30, 2022, the Company has incurred costs of approximately $30 million related to the development of the Corsicana Facility. The acquisition costs include $10 million for land, $15 million of initial developments costs and a $5 million deposit for future power usage. The Company expects to incur costs of approximately $74.0 million over the remaining period of 2022, approximately $223.9 million during 2023, and approximately $9.5 million during the first quarter of 2024.

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

If we are unable to generate sufficient revenue from our Mining operations, Data Center Hosting operations or Engineering operations when needed or secure additional sources of funding, it may be necessary to adjust our strategy or explore other strategic alternatives.

At-the-Market Equity Offering

The Company entered into the Sales Agreement with the Sales Agents dated March 31, 2022, pursuant to which the Company may, from time to time, sell up to $500 million in shares of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering. The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. As of September 30, 2022, the Company had received net proceeds of approximately $298.4 million (after deducting $6.5 million in commissions and expenses) on sales of 37.1 million shares of common stock under the Sales Agreement at a weighted average price of $8.23 per share.

Legal Proceedings

The Company is a party in several contractual lawsuits and has also been named a defendant in several legacy class action and other investor related lawsuits as more fully described under the heading “Legal Proceedings” in Part I, Item 3 of the 2021 Annual Report and in Note 16. “Commitments and Contingencies” in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report. While the Company maintains policies of insurance, such policies may not cover all the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

Whinstone Related Party Transactions

Included in construction in progress as of September 30, 2022, are deposit payments of approximately $0.1 million that relate to a Whinstone initiative for providing certain on-site temporary housing for stakeholders, including partners, analysts, stockholders, etc. The initiative arose as a result of limited accommodations for visitors in the Rockdale, TX, area, which is generally a remote area. The transaction as contemplated would involve Whinstone developing the temporary housing on land owned by Lyle Theriot (indirectly, through a limited liability company). Mr. Theriot is part of the management team at Whinstone and is considered a related party of Whinstone. The Company is evaluating certain related party implications of the initiative on an ongoing basis, under U.S. GAAP and other applicable regulatory reporting requirements including, but not limited to, the Sarbanes-Oxley Act of 2002.

As part of, and contingent upon the closing of the Whinstone Acquisition in May 2021, employment agreements were entered into with the founding management team of Whinstone. The agreements contain customary terms and conditions covering compensation, benefits, duties and services and other terms and conditions. The agreements provide that services shall initially be provided in the Rockdale, Texas area. The agreements provide that the employee be reimbursed for reasonable lodging, housing and utilities, travel, and food in area of project sites, and costs of owning and operating an automobile. Such reimbursed costs have not been material.

During the nine months ended September 30, 2022, a total of $0.7 million was paid in expenses to or on behalf of the Whinstone management team, which included the deposit payments discussed above, and including reimbursement of expenses previously determined to qualify as reimbursable expenses in accordance with the respective employment agreements. During the period from the Whinstone acquisition to September 30, 2021, a total of $0.4 million was paid in expenses to or on behalf of the Whinstone management team, including reimbursement of expenses determined to qualify as reimbursable expenses in accordance with the respective employment agreements and amounts for reimbursement of ongoing business expenses. Additionally, during April 2022 Whinstone acquired a 2022 used SUV at a cost of $0.1 million to be used for transport in the local area as well as being available to the Whinstone management team under their employment agreements.

Operating Activities

Net cash used in operating activities was $0.7 million during the nine months ended September 30, 2022. Cash was used in operations by net loss of $353.8 million, less non-cash items of $285.2 million in non-cash items consisting primarily of the change in fair value of our derivative asset of $86.9 million, the increase in Bitcoin held of $124.7 million, a realized gain on the sale/exchange of Bitcoin of $25.4 million, the gain on exchange of equipment of $16.3 million, and an income tax benefit of $8.8 million, offset by the impairment of goodwill of $335.6 million, impairment of Bitcoin of $132.1 million, depreciation and amortization of $61.4 million, an unrealized loss on marketable equity securities of $6.3 million, stock-based compensation expense of $7.3 million, the realized loss on sale of marketable equity securities of $1.6 million, and the amortization of our right of use asset of $2.9 million. The change in assets and liabilities of $67.9 million consisted primarily of proceeds from sale of Bitcoin of $52.5 million, change in fair value of future power credits of $43.9 million, and an increase in billings in excess of costs and estimated earnings of $6.0 million, partially offset by decreased accounts payable and accrued expenses of $10.0 million, increased prepaid expenses and other current assets of $15.0 million, increased costs and estimated earnings in excess of billings of $5.3 million, decreased deferred revenue of $1.6 million, increased accounts receivable of $2.0 million, and decreased lease liability of $2.7 million, and increased customer deposits of $2.1 million.

Net cash used in operating activities was $60.9 million during the nine months ended September 30, 2021. Cash was generated from operations by income of $11.5 million, less non-cash items of $66.0 million, consisting primarily of a realized gain on the sale of marketable equity securities of $26.3 million, the change in fair value of our derivative asset of $23.8 million and the increase in Bitcoin held of $108.1 million, offset by stock-based compensation expense of $37.9 million, the impairment of Bitcoin of $17.5 million, depreciation and amortization of $20.8 million, an unrealized loss on marketable securities of $10.8 million, deferred income tax expense of $3.7 million, the issuance of common stock warrants of $1.2 million and the change in fair value of contingent consideration of $0.4 million, net of other immaterial items. The change in assets and liabilities of $6.4 million consisted primarily of increased customer deposits of $6.1 million, increased accounts receivable of $2.6 million, decreased prepaid expenses and other current assets of $1.2 million, increased accounts payable and accrued expenses of $4.5 million, change in fair value of future power credits of $0.4 million, and decreased deferred revenue of $12.8 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $329.4 million, primarily consisting of deposits on equipment of $194.9 million, purchases of property and equipment of $129.7 million and cash paid for other deposits of $5.5 million, partially offset by proceeds received of $0.7 million from the sale of our shares of Mogo.

Net cash used in investing activities during the nine months ended September 30, 2021 was $221.1 million, primarily consisting of deposits on equipment of $103.2 million, our acquisition of Whinstone of $40.9 million, net and purchases of property and equipment of $78.9 million, offset by proceeds of $1.8 million received in connection with the exchange of our shares of Coinsquare Ltd. for shares of Mogo.

Financing Activities

Net cash provided by financing activities was $272.8 million during the nine months ended September 30, 2022, which consisted of net proceeds from the issuance of our common stock in connection with our 2022 ATM Offering of $298.4 million, partially offset by the shares of common stock withheld to satisfy employee taxes of $9.9 million in connection with the settlement of vested equity awards granted under our 2019 Equity Plan and the payment of contingent consideration liability of $15.7 million.

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

Risk Regarding the Price of Bitcoin:

Our business and development strategy is focused on maintaining and expanding our Mining operations to maximize the amount of new Bitcoin rewards we earn. As of September 30, 2022, we held 6,766 Bitcoin, with a carrying value of $125.2 million, all of which were produced from our Mining operations. The carrying value of our Bitcoin assets as of September 30, 2022 reflects the $132.1 million of impairment charges we recorded against the carrying value of our Bitcoin assets during the nine months ended September 30, 2022 due to decreases in the fair value of our Bitcoin assets after receipt.

As discussed under the heading “Bitcoin” under Note 3. “Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the Company’s 2021 Annual Report, the Company’s Bitcoin assets are accounted for as indefinite-lived intangible assets, which are recorded at fair value upon receipt, and assessed for impairment when events or circumstances occur indicating that it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of Bitcoin at the time its fair value is being measured. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, due to the following material weaknesses:

1)	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel.
2)	The Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency cold storage wallets and mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	The Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to revenue - mining and cryptocurrency assets held is complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
4)	The Company did not properly design and implement controls to ensure that certain inputs and assumptions utilized in the valuation of intangible assets identified in its accounting for business combinations were reasonable in the circumstances. Such deficiency also resulted in material adjustments required to the Company’s provision for income taxes.
5)	During testing of procedures during 2021, the Company’s subsidiary, Whinstone, did identify that there were material weaknesses over internal controls at Whinstone. The weaknesses noted that Whinstone did not properly document the design of its internal controls; did not design and implement procedures to ensure proper segregation of duties and all transactions are entered and disclosed timely and accurately in accordance with GAAP, which includes transactions with related parties.

These material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements or disclosures would not be prevented or detected on a timely basis.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to our material weaknesses, specifically relating to user access and change management surrounding the Company’s IT systems and applications. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing design and documentation related to both user access and change management processes and control activities (ii) developing and communicating additional policies and procedures to govern the area of IT change management, and (iii) developing robust processes to validate all data that is received from third-parties and relied upon to generate financial statements. To achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Engaging a third-party specialist to assist management with improving the Company’s overall control environment, focusing on change management, access, and financial reporting controls .

●	Implementing new applications and systems that are aligned with management’s focus on creating strong internal controls, as well as complete and accurate financial statements.

●	Implementing more robust policies and procedures, relating to third-party data as well as the inputs and assumptions utilized in estimates, including in business combination valuations and assessments, to ensure the reliability of controls and financial reporting .

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong SOX and internal control backgrounds.

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

During the fiscal year ended December 31, 2021, we completed acquisitions of two significant subsidiaries, Whinstone and ESS Metron, and began the process of integrating these acquired businesses into our own, including incorporating our system of internal controls and procedures with those of our acquired businesses. As part of our integration of these acquired businesses, we are in the process of incorporating our controls and procedures with respect to Whinstone’s and ESS Metron’s operations, which we expect to complete as of December 31, 2022. Other than the system and related process changes associated with these two acquisitions, there have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Certain factors may have a materially adverse effect on our business, financial condition, and results of operations, including the risk, factors, and uncertainties described under this Part II, Item 1A, and elsewhere in this Quarterly Report, as well as the various risks, factors and uncertainties discussed under the heading “Risk Factors” under Part I, Item 1A of the 2021 Annual Report, as well as elsewhere in the 2021 Annual Report and in the other filings we make with the SEC, including our quarterly reports on Form 10-Q for the three months ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 10, 2022 and August 15, 2022, respectively. This is not an exhaustive list, and there are other factors that may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. You should carefully consider the risks, factors, and uncertainties described below, together with the other information contained in this Quarterly Report, as well as the risk, factors, uncertainties, and other information we disclosed in our 2021 Annual report and in the other filings we make with the SEC before making an investment decision regarding our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A - none.

Item 3. Defaults Upon Senior Securities

N/A - none.

Item 4. Mine Safety Disclosures

N/A - none.

Item 5. Other Information

N/A - none.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation filed September 20, 2017 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017).
3.2	Bylaws effective September 20, 2017 (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017).
3.3	Amendment to Bylaws effective March 9, 2018 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018).
3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017).
4.1+*	Third Amendment to the Riot Blockchain, Inc. 2019 Equity Incentive Plan.
10.1+*	Form of Service-Based Restricted Stock Award Agreement.
10.2+*	Form of Performance-Based Restricted Stock Award Agreement.
10.3+*	Form of Executive Employment Agreement.
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer). *
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer). *
32.	Section 1350 Certification
32.1*	Section 1350 Certification of Chief Executive Officer (principal executive officer).
32.2*	Section 1350 Certification of Chief Financial Officer (principal financial officer).
101*	The following unaudited condensed consolidated financial statements from this Quarterly Report, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited); and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2022.

Riot Blockchain, Inc. (Registrant)

Dated: November 7, 2022	/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (Principal Financial Officer)

