Form 10-K/A
period 2021-12-31
Riot Blockchain, Inc.
filed 2022-11-23
CIK 1167419

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

RIOT BLOCKCHAIN, INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

On March 16, 2022, Riot Blockchain, Inc. (“Riot Blockchain,” “Riot,” the “Company,” “we,” “us,” “our,” or the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) and filed Amendment No. 1 (“Amendment No. 1”) to the Original Form 10-K on May 2, 2022 to include certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K.

We are filing this Amendment to the Original Form 10-K (this “Amendment No. 2”) to correct an error in the content of Marcum LLP’s (“Marcum”) Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting (the “ICFR Opinion”). The ICFR Opinion in the Original Form 10-K inadvertently omitted an explanatory paragraph which should have described the exclusion of Whinstone US, Inc. and Ferrie Franzmann Industries, LLC (d/b/a ESS Metron) from Marcum’s audit of internal control over financial reporting. An ICFR Opinion with the explanatory paragraph is included in this Amendment No. 2.

Additionally, the Company’s Quarterly Report for the three and nine months ended September 30, 2022, on Form 10-Q filed on November 7, 2022, revised amounts presented within the Original Form 10-K for an error that was considered immaterial to all prior annual and interim financial statements. This Amendment No.2 has been updated to reflect all revised amounts presented herein, is more fully described in Note 3 of the notes to the consolidated financial statements included herein.

Except as described above, this Amendment No. 2 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 2 modifies and amends the Original Form 10-K and should be read in conjunction with the Original Form 10-K and Amendment No. 1. References to “this Annual Report” contained in this Amendment No. 2 refer to the Original Form 10-K, as modified and amended by Amendment No. 1 and this Amendment No. 2. Capitalized terms not otherwise defined in this Amendment No. 2 have the meanings given to them in the Original Form 10-K.

RIOT BLOCKCHAIN, INC.

RIOT BLOCKCHAIN, INC.

As used in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (this “Annual Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Blockchain,” and “Riot” mean Riot Blockchain, Inc. and its consolidated subsidiaries, unless otherwise indicated.

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

The following are some of the risks, factors, and uncertainties we believe could cause our actual results to differ materially from our historical results or our current expectations or projections expressed in such forward-looking statements:

●	our strategic decision to concentrate on Bitcoin mining ties the success of our business to the success of Bitcoin;

●	our Bitcoin mining operations are subject to unique industry risks outside of our control that could have material adverse effects on our business, including, among others: risks associated with the need for significant amounts of low-cost and reliable electricity; changes to laws pertaining to mining or holding Bitcoin; our need for consistent, high-speed, and highly secure Internet connectivity; intense competition for new miners and the necessary infrastructure to support industrial-scale Bitcoin mining operations; cybersecurity risks; increased global Bitcoin network hash rate and difficulty; and competition for a fixed supply of Bitcoin rewards;

●	our Bitcoin mining operations are capital-intensive and can only be successful if our mining costs are lower than the value of the Bitcoin we mine, which has been subject to significant price volatility; therefore, our ability to make accurate projections about our business and future contingencies is significantly impaired as a result of this price volatility and other risks other risks largely outside of our control, such as our suppliers’ inability to perform or timely deliver the new miners, parts, or services we purchase from them, as well as other risks we may not anticipate;

●	we have made significant investments in our development of industrial-scale immersion-cooled Bitcoin mining infrastructure, which is subject to unique risks and uncertainties, and if we are unable to effectively implement this innovative technology because of these risks or other factors, we may not realize the benefits we anticipate from our substantial investment in immersion-cooled Bitcoin mining on the schedule we anticipate, if at all;

●	our Bitcoin mining operations are concentrated in discrete locations, and a natural disaster, unforeseen environmental issues, or other significant disruption affecting our Mining operations could severely impact our ability to operate and could have a material adverse effect on our business, results of operations, financial condition, and the market price of our securities;

●	we cannot predict the consequences of future geo-political events, such as international conflict and related sanctions, COVID-19 and the ongoing global supply chain crisis that has resulted, on our business, our suppliers, and the markets in which we operate, which significantly impairs our ability to make accurate projections of future revenues, costs, and risks, and we may be unable to properly insure against these risks as a result;
●	the growing public awareness of Climate Change and the negative media attention given to the energy consumption of cryptocurrency mining may lead to the implementation of new taxes, laws and regulations affecting our access to energy, a decline in the demand for new Bitcoin, or other factors that could have a material adverse effect on our business, results of operations, and the market price of our securities, regardless of our efforts to control the climate impact of our operations;
●	we may be required to record a significant charge to earnings if the value of our goodwill, amortizable intangible assets, or Bitcoin holdings become impaired due to a change in circumstances indicating that these assets’ carrying value may not be recoverable, such as a sustained decline in the value of a Bitcoin from the value recorded when we mine it, a decline in our stock price and market capitalization, reduced future cash flow estimates, and other changes to our industry and the macroeconomic environment in which we operate;
●	we have made, and expect to continue to make, strategic acquisitions and investments, which entail significant risks and uncertainties that could adversely affect our business, results of operations, and financial condition, such as unforeseen difficulties in integrating the operations of an acquired business into our own, and we may fail to realize the anticipated benefits of these acquisitions on the schedule we expect, if at all;
●	we will need to raise additional capital to fund our business objectives, goals, and strategies; however, volatility in the trading price of shares of our common stock may jeopardize our ability to raise the necessary capital;
●	we could be negatively impacted by a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, or other significant disruption of our information technology networks and related systems;
●	global macroeconomic conditions have given rise to significantly increased competition for labor, and we may be unable to hire the qualified and talented personnel we need for our operations and to carry out our business strategy, or to retain our workforce without substantially increasing our compensation and other benefits, which could increase our operating costs significantly;
●	our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners; and
●	the outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.

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

Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the SEC under the Securities Exchange Act of 1934, as amended on the SEC’s website www.sec.gov. These documents may also be accessed on our website: www.riotblockchain.com. These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC. The information contained in, or that can be accessed through, the website is not part of this Annual Report on Form 10-K/A.

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

Because our miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.

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

The MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020, as well as year-to-year discussions between 2021, 2020, and 2019, where indicated. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K/A can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021.

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

For a more detailed discussion of our At-the-Market Equity Offerings, see Note 12, “Stockholders’ Equity”, to our Consolidated Financial Statements for the fiscal years ended December 31, 2021, 2020 and 2019, beginning on page F-37 of this Annual Report on Form 10-K/A.

Legal Proceedings

The Company has been named a defendant in several class action and other investor related lawsuits as more fully described in Part I, Item 3., “Legal Proceedings”, of this Annual Report on Form 10-K/A. While the Company maintains policies of insurance, such policies may not cover all of the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

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

Revenue Recognition

Mining

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●  Step 1: Identify the contract with the customer;

●  Step 2: Identify the performance obligations in the contract;

●  Step 3: Determine the transaction price;

●  Step 4: Allocate the transaction price to the performance obligations in the contract; and

●  Step 5: Recognize revenue when the Company satisfies a performance obligation.

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

See Note 3 to our financial statements beginning on page F-9 of this Form 10-K/A for a description of recent accounting pronouncements applicable to our financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Los Angeles, CA

March 16, 2022

Riot Blockchain, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$312,315	$223,382
Accounts receivable, net	15,398	-
Prepaid expenses and other current assets	7,135	1,257
Costs and estimated earnings in excess of billings	9,862	-
Cryptocurrencies	159,544	11,626
Investments in marketable equity securities, at fair value	10,804	-
Future power credits, current portion	58,481	-
Total current assets	573,539	236,265
Property and equipment, net	276,480	10,143
Deposits	266,170	33,093
Long-term investments	310	310
Right of use assets	13,189	-
Derivative asset	26,079	-
Intangible assets, net	14,162	336
Goodwill	335,563	-
Future power credits, less current portion	25,447	-
Total assets	$1,530,939	$280,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,037	$718
Accrued expenses	22,071	1,582
Billings in excess of costs and estimated earnings	5,264	-
Deferred revenue, current portion	2,843	97
Operating lease liability, current portion	1,182	-
Contingent consideration liability - future power credits, current portion	58,481	-
Total current liabilities	109,878	2,397

Deferred revenue, less current portion	19,796	679
Operating lease liability, less current portion	12,257	-
Contingent consideration liability - future power credits, less current portion	25,447	-
Other long-term liabilities	6,241	-
Total liabilities	173,619	3,076

Commitments and contingencies - Note 15

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible stock, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	-	-
0% Series B Convertible stock, 1,750,001 shares authorized; 2,199 and 4,199 shares issued and outstanding as of December 31, 2021 and 2020, respectively, liquidation preference over common stock, equal to carrying value	11	22
Common stock, no par value; 170,000,000 shares authorized; 116,748,472 and 78,523,517 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,595,147	506,961
Accumulated deficit	(237,838)	(229,912)
Total stockholders’ equity	1,357,320	277,071
Total liabilities and stockholders’ equity	$1,530,939	$280,147

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

Revision of previously issued consolidated financial statements

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

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior annual or interim financial statements. Notwithstanding this conclusion, management revised the accompanying Consolidated Balance Sheet as of December 31, 2021 and related notes included herein to correct this error.

The following table presents the effect of correcting this error on the Company’s Consolidated Balance Sheet as of December 31, 2021. There were no changes to other consolidated financial statements as a result of correcting this error.

	As of December 31, 2021
Consolidated Balance Sheet	As previously reported	Adjustment	As revised
Property & equipment, net	$262,980	$13,500	$276,480
Goodwill	349,063	(13,500)	335,563
Total assets	1,530,939	—	1,530,939

The remainder of the notes to the consolidated financial statements have been updated, as applicable, to reflect the impacts of the revision described above.

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

Any necessary adjustments will be finalized within one year from the date of acquisition ($ in thousands):
Cash and cash equivalents	$10,400
Accounts receivable	1,072
Prepaid expenses and other current assets	2,176
Property and equipment	91,707
Derivative asset	13,967
Right of use asset	6,547
Security deposits	1,775
Future power credits(1)	82,953
Accounts payable	(12,853)
Accrued expenses	(504)
Deferred revenues and customer deposits	(34,856)
Operating lease liabilities	(8,184)
Total identifiable assets and liabilities acquired	154,200
Goodwill(2)	306,184
Total purchase consideration	$460,384
(1)	Future power credits of $83.0 million are associated with the contingent purchase price payable.
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

Note 8. Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020 (in thousands):

	Life (Years)	December 31, 2021	December 31, 2020
Buildings and improvements	10-25	$88,808	$-
Miners and mining equipment	2	87,921	14,406
Machinery and facility equipment	5-7	15,613	-
Office and computer equipment	3	1,007	83
Construction in progress		113,598	-
Total cost of property and equipment		306,947	14,489
Less accumulated depreciation		(30,467)	(4,346)
Property and equipment, net		$276,480	$10,143

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

No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments. $29.4 million of goodwill from the ESS Metron acquisition is allocated to our Engineering segment and $306.2 million of goodwill from the Whinstone Acquisition is allocated to our Hosting segment.

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

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Riot Blockchain, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Riot Blockchain Inc. and Subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

1)	The Company did not design and/or implement user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel.

2)	The Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency cold storage wallets and mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

3)	The Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to revenue-cryptocurrency mining and cryptocurrency assets held is complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

4)	The Company did not properly design and implement controls to ensure that certain inputs and assumptions utilized in the valuation of intangible assets identified in its accounting for business combinations were reasonable in the circumstances. Such deficiency also resulted in material adjustments required to the Company's provision for income taxes.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, of the Company and our report dated March 16, 2022 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in “Management’s Annual Report on Internal Control Over Financial Reporting”, management has excluded its wholly-owned subsidiaries, Whinstone US, Inc. and Ferrie Franzmann Industries, LLC (d/b/a ESS Metron), from its assessment of internal control over financial reporting as of December 31, 2021 because these entities were acquired by the Company in business combinations during 2021. We have also excluded Whinstone US, Inc. and ESS Metron from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 20.4% and 13.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Under our Bylaws, the Board is divided into three classes (Class I, Class II and Class III) serving successive three-year terms, with only one class of directors being elected in each year However, because the classified board structure provided under our Bylaws was not previously in effect when it was enacted at the annual meeting of stockholders held in fiscal year 2021, these successive three-year director terms will be enacted on a rolling basis at the annual meeting of stockholders to be held in fiscal year 2022 and the annual meeting of stockholders to be held in fiscal year 2023. Accordingly, the Board is divided into the following three classes:

●	Class I Directors, which presently consists solely of Mr. Hubert Marleau, whose current term as a director is set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2022. At the 2022 annual meeting of stockholders, stockholders will be asked to elect each individual nominated to stand for election as a Class I director for a term that would be set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2025;

●	Class II Directors, which presently consists of Ms. Hannah Cho and Mr. Lance D’Ambrosio, whose current terms as directors are set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2023, when stockholders will be asked to elect each individual nominated to stand for election as a Class II director for a term that would be set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2026; and

●	Class III Directors, which consists of Messrs. Benjamin Yi and Jason Les, whose current terms as directors are set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2024, when stockholders will be asked to elect each individual nominated to stand for election as a Class III director for a term that would be set to expire at the Company’s annual meeting of stockholders to be held in fiscal year 2027;

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

Compensation Objectives

We designed our compensation program for all employees, including our named executive officers, to support our four main compensation objectives:

●	Market Competitiveness: Ensure our ability to recruit and retain the most talented people in a competitive market;

●	Performance Focused: Motivate our employees to deliver the highest level of performance over the short-, medium-, and long-term by making a substantial percentage of total executive compensation variable, or “at risk”, based on individual or Company performance;

●	Balanced: Pay for performance metrics designed to ensure our mix of fixed and variable, “at risk” compensation fairly balances with our goals of attracting and retaining top talent, while motivating employees to be high-performing through an appropriate balance of short-, medium-, and long-term incentive awards; and

●	Alignment with Stockholders: Align employee and stockholder interests by collectively sharing in long-term success by granting employees time-based and performance-based equity awards to motivate them to continually deliver the highest level of performance to drive the Company’s strategic objectives forward.

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

Key Elements of Executive Compensation

The Company operates in a highly competitive and rapidly evolving industry. Our goal is to align our executive compensation program with creating long-term value for our stockholders. The key elements of our executive compensation include:

●	Base Salary: We pay a base salary that retains our executive management team in this competitive landscape. Each of Benjamin Yi and Jason Les also receive a fixed number of Bitcoin as part of their base salary, which we believe further aligns the interests of our leadership with the long-term objectives of the Company and those of our stockholders.

●	Annual Cash Bonus Incentive Plan. The Compensation and Human Resources Committee and the Board has adopted an annual cash bonus incentive plan (the “AIP”), pursuant to which eligible employees are awarded annual cash bonuses generally tied to their annual base salary for the year. We use annual cash incentive bonuses for our named executive officers and other applicable employees to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. Additional details regarding the AIP are provided under the heading “Annual Incentive Plan (AIP)” in this Item 11 below.
●	Equity Compensation: We use awards of equity compensation to reward long-term performance and incentivize future performance of our executive officers and other employees and service providers. We believe that providing a meaningful portion of the total compensation package in the form of equity awards aligns the incentives of our executive officers, employees and other service providers with the interests of our stockholders and motivates and helps retain our executive officers and other personnel. Equity awards are granted under the 2019 Equity Plan. We typically grant awards of equity compensation under the 2019 Equity Plan in two forms:

o	Time-Based Restricted Stock Units. Under the 2019 Equity Plan, the Compensation and Human Resources Committee authorizes and administers grants of time-based restricted stock units (“RSUs”). RSUs represent the right to receive one share of Riot’s Common Stock for each vested RSU, subject to a continued service requirement. RSUs typically vest in equal quarterly tranches following the grant date, subject to continued service through each vesting date. Because RSUs vest depending on the award recipient’s continuous service with the Company through the vesting date, we believe RSUs provide a strong incentive to award recipients to remain with the Company for the long term, helping the Company retain the top talent needed to continue advancing on the Company’s strategic objectives. Further, because the value of RSUs depends on the market price of the Company’s Common Stock at the time vested RSUs are settled in shares of Common Stock, we believe RSUs help to better align the interests of our employees, named executive officers, directors, and service providers with those of our stockholders.

and

o	Performance-Based Restricted Stock Units. In August 2021, the Compensation and Human Resources Committee and the Board adopted a performance-based restricted stock unit plan (the “Performance Plan”) under the 2019 Equity Plan, pursuant to which performance-based restricted stock units (“PSUs”) are granted to eligible employees. PSUs represent the right to receive one share of the Company’s Common Stock for each vested PSU. Each eligible employee is granted a “Target Award” of unvested PSUs when she or he is added to the Performance Plan, which are eligible to vest upon the Company’s achievement of Performance Objectives throughout the Performance Period, subject to the recipient’s continued service with the Company through each vesting date. In 2021, all of our named executive officers received a grant of PSUs under the Performance Plan.

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

Change In Control Policy

We believe that to properly motivate and incentivize our executive team in the event of a change in control and to the possibility of a termination without “cause” or a termination with “good reason,” a standardized “double trigger” change in control and severance policy is critical. We have agreed to provide payments and benefits to our named executive officers and certain other executive officers in the event of a termination without “cause” or by the officer for “good reason” following a change in control transaction. Our Compensation and Human Resources Committee approves all change in control compensation and periodically evaluates the appropriateness of such compensation in light of advice from the Board’s compensation advisers, Meridian, as well as the directors’ evaluation of the Company, its competitors, and the Bitcoin mining industry generally. We believe that these change in control benefits assist to maximize stockholder value and maintain our named executive officers’ focus in the period prior to, during and after the change in control event.

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
74

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

Director Compensation Table

The following table shows the total compensation paid or accrued during the year ended December 31, 2021 to each of our directors, current and former, for services as our director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Total (2)
	($)	($)	($)	($)	($)	($)
Benjamin Yi (3)	—	—	—	—	—	—
Jason Les (4)	—	—	—	—	—	—
Hubert Marleau (5)	57,000	498,250	—	—	—	555,250
Hannah Cho (6)	55,571	498,250	—	—	—	553,821
Lance D’Ambrosio (7)	38,129	339,125	—	—	—	377,254

(1)	The “Stock Awards” column reflects the aggregate grant date fair value for RSU awards granted during the fiscal year ended December 31, 2021, computed in accordance with FASB ASC Topic 718. For details as to the assumptions used to determine the grant date fair value of RSU awards, see the information beginning on page F-39 in our Original Form 10-K under Note 13. Restricted Common Stock, Stock Options, Restricted Stock Units (“RSUs”) and Warrants, in the Notes to Consolidated Financial Statements of Riot Blockchain, Inc. and Subsidiaries included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report.
(2)	The amounts reflected on this table are computed in accordance with FASB ASC Topic 718 and therefore reflect the fair value of any stock awards as of the date of grant. According to ASC 718, fair value for these stock awards is recorded as the last reported trading piece of our securities on the Nasdaq Capital Market on the date of grant, without accounting for the effect of possible forfeitures. Stock awards are subject to fluctuations in the trading price of our securities while they remain unsettled; accordingly, the reported value of these Stock Awards may not reflect the actual value received by award recipients upon vesting and settlement.
(3)	On May 24, 2021, Mr. Yi was appointed as our Executive Chairman, making him an executive officer of the Company. Accordingly, commencing May 24, 2021, Mr. Yi no longer receives additional compensation for his services as a director on the Board. Prior to his appointment as our Executive Chairman, Mr. Yi was an independent director on the Board and a member of each of its three standing committees, including serving as chair of the Audit Committee. In accordance with Item 402(k)(2) of Regulation S-K, the 2021 amounts paid to Mr. Yi in consideration of his services as an independent director, Board chair and chair of the Audit Committee prior to his appointment as our Executive Chairman (including cash fees $64,667 and the 10,000 RSUs awarded to him on February 9, 2021, all of which were vested as of December 31, 2021) are reported under “Executive Compensation” in this Item 11 above, including as noted in the Summary Compensation Table and the accompanying footnotes.
(4)	On February 8, 2021, Mr. Les was appointed as our Chief Executive Officer. Accordingly, commencing February 8, 2021, Mr. Les no longer receives additional compensation for his services as a director on the Board. Prior to his appointment as our Chief Executive Officer, Mr. Les was an independent director on the Board and a member of each of its three standing committees, including serving as chair of the Compensation and Human Resources Committee. In accordance with Item 402(k)(2) of Regulation S-K, the 2021 amounts paid to Mr. Les in consideration of his services as an independent director and chair of the Compensation and Human Resources Committee prior to his appointment as our Chief Executive Officer (including cash fees $12,857) are reported under “Executive Compensation” in this Item 11 above, including as noted in the Summary Compensation Table and the accompanying footnotes.

(5)	Mr. Marleau currently serves as an independent director on our Board and as chair of the Governance and Nominating Committee. Stock awards includes 12,500 RSUs granted at a fair value of $38.96, 2,500 of these rights vested immediately and the remaining 10,000 rights were fully vested as of December 31, 2021, issued under the Company’s 2019 Equity Plan pursuant to an equity award agreement between Mr. Marleau and the Company as compensation for Mr. Marleau’s service as a director for the fiscal year ended December 31, 2021. Pursuant to the equity award agreement, these RSUs vested in 2021 and upon vesting and settlement by the Company, are convertible into shares of our common stock, on a one-for-one basis.
(6)	Ms. Cho currently serves as an independent director on our Board and as chair of the Compensation and Human Resources Committee. Stock awards includes 12,500 RSUs granted at a fair value of $38.96, 2,500 of these rights vested immediately and the remaining 10,000 rights were fully vested as of December 31, 2021, issued under the Company’s 2019 Equity Plan pursuant to an equity award agreement between Ms. Cho and the Company as compensation for Ms. Cho’s service as a director for the fiscal year ended December 31, 2021. Pursuant to the equity award agreement, these RSUs vested in 2021 and, upon vesting and settlement by the Company, are convertible into shares of our common stock, on a one-for-one basis.
(7)	Mr. D’Ambrosio currently serves as an independent director on our Board and as chair of the Audit Committee. Stock awards includes 12,500 RSUs granted at a fair value of $27.13, 2,500 of these rights vested immediately and the remaining 10,000 rights were fully vested as of December 31, 2021, issued under the Company’s 2019 Equity Plan pursuant to an equity award agreement between Mr. D’Ambrosio and the Company, as amended, as compensation for Mr. D’Ambrosio service as a director for the fiscal year ended December 31, 2021. Pursuant to the equity award agreement, these RSUs vested in 2021 and, upon vesting and settlement by the Company, are convertible into shares of our common stock, on a one-for-one basis.

Pay Ratio Disclosure

Pursuant to Instruction 7 to Regulation S-K Item 402(u), as the Company ceased to be a smaller reporting company as of December 31, 2021, the Company is not required to provide pay ratio disclosure until after its 2022 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, as of March 31, 2022, for the following:

●	each person or group of affiliated persons (as such term is used in Section 13(d)(3) of the Exchange Act) who we know to beneficially own five percent (5.00%) or more of the outstanding shares of our Common Stock;
●	each of our directors;
●	each of our named executive officers for the year ended December 31, 2021; and
●	all of our directors and all of our named executive officers for the year ended December 31, 2021 as a group.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 We have filed the following documents as part of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021:

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

ITEM 16. FORM 10-K/A SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 23, 2022, by the undersigned thereunto duly authorized.

RIOT BLOCKCHAIN, INC.

/s/ Jason Les
Jason Les, Chief Executive Officer

RIOT BLOCKCHAIN, INC.

/s/ Colin Yee
Colin Yee, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Les and Colin Yee, each and individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 23, 2022 in the capacities indicated.

/s/ Jason Les
Jason Les Chief Executive Officer and Director (principal executive officer)

/s/ Colin Yee
Colin Yee Chief Financial Officer (principal financial officer)

/s/ Benjamin Yi
Benjamin Yi, Director & Chairperson

/s/ Hannah Cho
Hannah Cho, Director

/s/ Lance D’Ambrosio
Lance D’Ambrosio, Director

/s/ Hubert Marleau
Hubert Marleau, Director

