Form 10-K
period 2022-12-31
Riot Platforms, Inc.
filed 2023-03-02
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:         to:

Commission file number: 001-33675

RIOT PLATFORMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1553387
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3855 Ambrosia Street, Suite 301, Castle Rock, CO	80109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 794-2000

Securities registered under Section 12(b) of the Securities Exchange Act:

Securities registered under Section 12(b) of the Securities Exchange Act:
Common Stock, no par value per share	RIOT	The Nasdaq Capital Market
(Title of class)	(Trading Symbol)	(Name of each exchange on which registered)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock, no par value, held by non-affiliates of the registrant as of June 30, 2022, was approximately $0.6 billion, based on the closing sale price per share of the registrant’s common stock as reported by the Nasdaq Capital Market on such date.

As of March 1, 2023, the registrant had 166,979,322 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2022.

RIOT PLATFORMS, INC.

RIOT PLATFORMS, INC.

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Annual Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

Effective December 30, 2022, we changed our name from Riot Blockchain, Inc. to Riot Platforms, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated by reference herein contain forward-looking statements which provide current expectations of future events based on certain assumptions that involve risks and uncertainties, as well as assumptions that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments, such as our development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware and our one-gigawatt data center development outside of Corsicana, Texas; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin mining operations; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date the statements are made and are not guarantees of future performance or actual results. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, events, or otherwise, except as required by law or by the rules and regulations of the Securities and Exchange Commission (the “SEC”). Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995.The following are some of the risks, factors, and uncertainties we believe could cause our actual results to differ materially from our historical results or our current expectations or projections expressed in such forward-looking statements:

●	our strategic decision to concentrate on Bitcoin mining ties the success of our business to the success of Bitcoin;
●	our Bitcoin mining operations are subject to unique industry risks outside of our control that could have material adverse effects on our business, including, among others: our need for significant amounts of low-cost and reliable electricity; changes to laws and regulations pertaining to mining, transacting in, or holding Bitcoin; the historical volatility in the demand for, and the price of, Bitcoin; changes in the public perception of Bitcoin; our need for consistent, high-speed, and highly secure Internet connectivity; intense competition for new miners and the necessary infrastructure, personnel, material and components to support industrial-scale Bitcoin mining operations; cybersecurity risks; increased global Bitcoin network hash rate and difficulty; and competition for a fixed supply of Bitcoin rewards;
●	our Bitcoin mining operations are capital-intensive and our net mining costs may not always be lower than the value of the Bitcoin we mine, which has historically been subject to significant price volatility; and, our ability to make accurate projections about our business and future contingencies is significantly impaired as a result of this price volatility and other risks that lie largely outside of our control, such as our suppliers’ inability to perform or timely deliver the new miners, parts, or services we purchase from them, as well as other risks we may not anticipate;
●	we have made significant investments in our development of industrial-scale immersion-cooled Bitcoin mining infrastructure, which is subject to unique risks and uncertainties that could impair our ability to effectively implement this innovative technology, including, but not limited to, severe weather events impairing our ability to run our facilities; and, therefore, we may not realize the benefits we anticipate from our substantial investment in immersion-cooled Bitcoin mining on the scale or schedule we anticipate, if at all;
●	our Bitcoin mining operations are concentrated in discrete locations, and a natural disaster, unforeseen environmental issues, or other significant disruptions affecting our facilities could severely impact our ability to operate, which could have a material adverse effect on our business, results of operations, financial condition, and the market price of our securities;

●	we cannot predict the consequences to our business, our suppliers, and the markets in which we operate of future geo-political events, such as ongoing international conflict and related sanctions, COVID-19, the ongoing global supply chain crisis, and new or future legislation affecting our industry, which significantly impairs our ability to make accurate projections of future revenues, costs, and risks; therefore, we may be unable to properly plan for, insure against, or adjust to, these risks should they come to pass;
●	the growing public awareness of climate change and the negative media attention given to the energy consumption of proof-of-work blockchains may lead to the implementation of new taxes, laws and regulations affecting our access to energy, a decline in the demand for new Bitcoin, or other factors that could have a material adverse effect on our business, results of operations, and the market price of our securities, regardless of our efforts to control the climate impact of our operations;
●	certain accounting standards for Bitcoin mining are not settled, and we may be required to record significant charges or adjustments to earnings or the carrying value of our Bitcoin holdings as a result of future accounting rules;
●	we have made, and expect to continue to make, strategic acquisitions and investments, including our decision to develop a second large-scale Bitcoin mining and data center facility outside of Corsicana, Texas, which entail significant risks and uncertainties that could adversely affect our business, results of operations, and financial condition, such as unforeseen difficulties in integrating the operations of an acquired business into our own, and we may fail to realize the anticipated benefits of these acquisitions on the schedule we expect, if at all;
●	we expect the need to raise additional capital, in the form of equity or debt, to fund our business objectives, goals, and strategies; however, volatility in the trading price of shares of our common stock, the number of authorized shares available for issuance and the price of Bitcoin may jeopardize our ability to raise the necessary additional capital;
●	we could be negatively impacted by a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, or other significant disruption of our information technology networks and related systems, despite our efforts to protect against such events;
●	we may be unable to hire qualified and talented personnel, or retain our current workforce, in sufficient numbers that we need for our operations and to carry out our business strategy, without substantially increasing our compensation and other benefits, which could significantly increase our operating costs;
●	our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners, as well as the actions of third parties engaged in our industry; and
●	the outcome of litigation and other disputes in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.

Additional details and discussions concerning some of the various risks, factors, and uncertainties that could cause future results to differ materially from those expressed or implied in our forward-looking statements in this Annual Report can be found under Part I, Item 1A. “Risk Factors” and under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, which may be updated, supplemented, and amended by our subsequent disclosures contained in the reports and other filings we make with the SEC.

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

EXPLANATORY NOTE REGARDING RESTATEMENT

This Annual Report restates the following previously issued Consolidated Financial Statements, data, and related disclosures:

1.	Our Consolidated Balance Sheet as of December 31, 2021, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2021 and 2020, located in Part II, Item 8 of this Annual Report;
2.	Our management's discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2021 and 2020, located in Part II, Item 7 of this Annual Report;
3.	Our unaudited quarterly financial information for the quarterly periods ended March, 31 2022, June 30, 2022, and September 30, 2022, and for the quarterly periods ended March 31, June 30, and September 30, 2021 and 2020, respectively, located in Note 23. Restatement of Previously Issued Interim Condensed Consolidated Financial Statements, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report; and
4.	Our management's discussion and analysis of financial condition and results of operations for the quarterly periods ended March 31, June 30, and September 30, 2022 and 2021, located in Part II, Item 7 of this Form 10-K.

We are restating the previously issued Consolidated Financial Statements, data, and related disclosures described above because, during the preparation of this Annual Report, we determined we have not been appropriately calculating our impairment of Bitcoin. We determined that our method of calculating impairment of its Bitcoin assets, on a daily basis using a spot price at a standard cutoff time, was not in compliance with the ASC 350-30-35-19 requirement to recognize impairment whenever carrying value exceeds fair value. Effectively, we determined that ASC 350-30-35-19 calls for the intraday low price of Bitcoin to be utilized in calculating impairment of our Bitcoin held as that metric is the most accurate indicator of whether it is more likely than not that the asset is impaired. After applying the revised impairment methodology to our prior financial statements, we determined, for the periods indicated in this explanatory note, that the resulting changes to our financial statements, data, and related disclosures described above were material. Accordingly, we are filing these restatements to correct these material errors.

The financial information for the periods indicated above that are included in the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and earnings, press releases and similar communications issued prior to the filing of this Annual Report should not be relied on and are superseded by this Annual Report.

PART I

ITEM 1.  BUSINESS

General

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin. We also provide comprehensive and critical mining infrastructure for institutional-scale hosted clients to mine Bitcoin at our Bitcoin mining facility in Rockdale, Texas (the “Rockdale Facility”). Our Rockdale Facility currently provides 700 megawatts in total developed capacity for our Bitcoin mining and data center hosting services for institutional-scale hosted clients. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently growing its capacity. Additionally, we are developing a second large-scale Bitcoin mining and data center facility outside of Corsicana, Texas (the “Corsicana Facility”), which, upon completion, is expected to have approximately one gigawatt of capacity available for our own Bitcoin mining and data center hosting services for institutional-scale hosted clients.

We operate in an environment that is consistently evolving based on the market outlook, and demand of, Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that we believe will generate the highest return on our investment.

We are organized and operate in three reportable business segments: Bitcoin Mining, Data Center Hosting, and Engineering, which are organized based on purpose and services performed. Each of our business segments is further discussed herein.

Amounts disclosed in this Annual Report are in thousands except for share, per share, Bitcoin, and miner amounts, or as otherwise noted.

Business Segments

Bitcoin Mining

As of December 31, 2022, our Bitcoin Mining business segment operated 88,556 miners, with a hash rate capacity of 9.7 exahash per second (“EH/s”). In 2022, we mined 5,554 Bitcoin, which represented an increase of 45.7% over the 3,812 Bitcoin we mined in 2021. Based on our existing operations and expected deliveries and deployment of miners we have purchased, we anticipate having approximately 111,216 miners in operation by the end of 2023.

Our Bitcoin Mining operations are focused on maximizing our ability to successfully mine Bitcoin by growing our hash rate (the amount of computer power we devote to supporting the Bitcoin blockchain) to increase our chances of successfully finding cryptographic hashes that create new blocks on the Bitcoin blockchain (a process known as “solving a block”). Generally, the greater share of the Bitcoin blockchain’s total network hash rate (the aggregate hash rate deployed to solving a block on the Bitcoin blockchain) represented by a miner’s hash rate, the greater the miner’s chances of solving a block and therefore earning the block reward, which is currently 6.25 Bitcoin plus transaction fees per block. As additional miner operators enter the market in response to increased demand for Bitcoin, the Bitcoin blockchain’s network hash rate grows. As we expect this trend to continue, we will need to continue to grow our hash rate to compete in our dynamic and highly competitive industry.

A key component of the Bitcoin Mining segment is to acquire highly specialized computer servers (known in the industry as “miners”) built to operate application-specific integrated circuit (“ASIC”) chips designed specifically to mine Bitcoin and deploying them at-scale in our Rockdale Facility and Corsicana Facility, including in immersion-cooled environments. The Rockdale Facility has a dedicated best-in-class team that supports our Bitcoin Mining operations and, along with our Corsicana Facility, provide the necessary infrastructure and available power capacity for us to further scale our Bitcoin Mining business in the future. We believe ASIC miners are the most effective and energy-efficient miners available today, and we believe deploying them at-scale, including in immersion-cooled environments, with its more efficient heat dissipation and reduced wear-and-tear versus traditional air-cooled hardware, will enable us to continue to grow our hash rate and optimize the output and longevity of our miners once they are deployed.

During the year ended December 31, 2021, we executed purchase orders totaling $480 million with Bitmain Technologies Limited (“Bitmain”) for 82,500 ASIC miners, including 30,000 of Bitmain’s latest generation Antminer model S19XP (140 TH/s) miners, and 52,500 S19j and S19j Pro miners, including 43,500 model S19j (90 TH/s) miners and 9,000 model S19j Pro (100 TH/s) miners. All miners subject to these purchase orders were delivered through December 31, 2022, except for 5,130 miners, which were delivered in January 2023. For additional discussion of our purchase orders with Bitmain, see the discussion under the heading

“Mining Operations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, as well as the purchase orders themselves, which are incorporated by reference as exhibits to this Annual Report.

The Company monitors the level of Bitcoin retained from our monthly production in consideration of operational and expansion cash requirements. Bitcoin is classified on our balance sheet as a current asset due to our ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed. We constantly evaluate our Bitcoin retention policy to determine the most efficient use of that asset.

Data Center Hosting

Our Data Center Hosting business segment is operated at our Rockdale Facility and focuses on providing co-location services for institutional-scale Bitcoin mining companies. The Rockdale Facility provides the critical infrastructure and workforce necessary for institutional-scale miners to deploy and operate their miners. We provide our clients with licensed space in specifically designed buildings to operate large quantities of miners with access to electricity to operate those miners under colocation agreements.

In pursuit of achieving the most efficient power strategy, we combine fixed low-cost power agreements, real-time spot power procurement, and income from ancillary power services revenue. We benefit from this low-cost energy by maximizing production margins.

As of December 31, 2022, our 400 MW expansion at the Rockdale Facility had achieved multiple progress milestones while navigating the challenges with the current state of the global supply chain, including the completion of the substation expansion to 700 MW, successful installation of the substation busbar, and 400 MW of high-voltage transformers. We also completed construction of three new buildings in 2022, and a fourth is nearing completion in the first quarter of 2023, which, when completed, will finalize our Rockdale Facility expansion. Two of the four buildings are self-mining buildings dedicated to immersion-cooled Bitcoin mining. The construction completion timeline is currently on track, despite global supply chain shortages and delays.

Engineering

Our Engineering business segment designs and manufacturers power distribution equipment and custom engineered electrical products that provide us with the ability to vertically integrate many of the critical electrical components and engineering services necessary for our Rockdale and Corsicana facilities’ expansions and to reduce our execution and counter-party risk in ongoing and future expansion projects. Our engineering talent   also allow us to continue to explore new methods to optimize and develop a best-in-class Bitcoin mining operation and have been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

Our Engineering business segment also provides electricity distribution product design, manufacture, and installation services primarily focused on large-scale commercial and governmental customers and serves a broad scope of clients across a wide range of markets including data center, power generation, utility, water, industrial, and alternative energy. Products are custom built to client and industry specifications under customers’ own Underwriters Laboratories, or UL, files; the bulk of these products consist of medium and low voltage switchgear as well as power distribution centers. Additionally, we utilize an in-house field service and repair department.

Mining Pools

A “mining pool” is a service operated by a mining pool operator that pools the resources of individual miners to share their processing power over a network. Mining pools emerged in response to the growing difficulty and network hash rate competing for Bitcoin rewards on the Bitcoin blockchain as a way of lowering costs and reducing the risk of an individual miner’s mining activities. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Mining pools are subject to various risks such as disruption and down time. In the event that a pool experiences down time or is not yielding returns, our results may be impacted.

During the year ended December 31, 2022, we utilized two types of mining pools:

●	The first type of mining pool uses software that coordinates the pool members’ hash rate, identifies new block rewards, records how much work all the participants are doing, and assigns Bitcoin rewards to its participants in proportion to the hash rate each participant contributed to the successful mining transaction. Fees are paid to the mining pool operator to cover the costs of maintaining the pool and are deducted from amounts we may otherwise earn. Fees and payouts fluctuate and historically have been no more than approximately 2% per reward earned, on average. The Company utilized this mining pool during the years ended December 31, 2020, 2021 and throughout 2022 until mid-December 2022.
●	The second type of mining pool pays Bitcoin rewards utilizing a Full-Pay-Per-Share payout of Bitcoin based on hash rate provided to the mining pool. The Company transitioned completely to this mining pool in December 2022.

Competition

Our business is highly competitive and operates 24 hours a day, 7 days a week, on a global basis. The primary drivers of competition are demand for Bitcoin, sufficient capital resources to acquire large quantities of high-quality miners, the ability to secure these miners from a limited number of suppliers on rapid delivery schedules, and the ability to execute on those miner deployments with the best-in-class mining infrastructure to generate the highest returns while incurring the lowest costs to mine.

Our competition in the Bitcoin mining space fluctuates due to a number of factors, including, but not limited to, the value of Bitcoin rewards for mining and public perception. In 2022, we saw a decrease in the number of Bitcoin miners attempting to expand their mining operations at scale, however, we anticipate that over the long-term there will be a significant increase in the number of Bitcoin miners attempting to enter into, and expand, their Bitcoin mining activities as market demand recovers. Our main competitors generally include other large Bitcoin mining companies, both publicly listed and private, as well as other Bitcoin miners who participate in mining pools. As more Bitcoin miners enter the space, we expect additional pressure on the industry, with greater competition for access to miners and high-quality industrial scale mining infrastructure which is in limited supply.

Data center hosting, particularly in relation to Bitcoin mining, is also highly competitive. Institutional Bitcoin mining customers demand access to mining infrastructure that can supply large amounts of reliable, low-cost electricity, with best-in-class teams that can execute on deploying miners on compressed timelines. In order to ensure this supply of large amounts of low-cost electricity, we have entered into long-term power purchase agreements with our energy supplier at the Rockdale Facility, which allows us to control our power costs and project them over a long-term, enabling us to focus on developing best-in-class mining infrastructure and delivering best-in-class services.

Research and Development

During 2021, we announced the first industrial scale deployment of 200 MW of immersion-cooled Bitcoin mining at the Rockdale Facility, and during 2022, we completed the deployment of miners.

During 2022, we announced plans for the development of an additional 400 MW of immersion-cooled Bitcoin mining at the Corsicana Facility. We anticipate immersion-cooling technology will present many unique opportunities to increase efficiencies in Bitcoin mining and are constantly evaluating new and emerging technologies in the Bitcoin ecosystem to make our mining operations more efficient.

Materials and Suppliers

We maintain several key supplier relationships that are important to our business to secure mining hardware and infrastructure components and other materials. Given the complexity of developing mining hardware, there are few suppliers that can produce miners at scale. For example, our historic purchase orders with Bitmain had future delivery schedules that extended out many months before those miners are delivered to our Rockdale Facility. These fluctuations in delivery timelines require us to plan to purchase miners well in advance of when we anticipate deploying those miners.

Our expansion at the Rockdale and Corsicana facilities requires large quantities of electrical infrastructure components and construction materials. We seek to procure these materials from our suppliers in sufficient quantities so that we can deploy miners at scale on accelerated timelines. Further, our immersion-cooled Bitcoin mining activities require large volumes of specialized non-conductive fluid, for which there are limited manufacturers.

Regulatory

Cryptocurrency mining is largely an unregulated activity at both the state and federal level. We anticipate that cryptocurrency mining will be a focus for increased regulation in the near- and long-term, and we cannot predict how future regulations may affect our business or operations.

State regulation of cryptocurrency mining is important with respect to where we conduct our mining operations. Our Rockdale Facility and our Corsicana Facility are both located in the State of Texas. To the extent that there is any state regulation, Texas is one of the most favorable regulatory environments for cryptocurrency miners.

In January 2022, we received a letter from a group of Members of Congress requesting information about our current and planned energy usage. On February 24, 2022, we replied to the letter and provided the Senators and members of Congress with the information they requested.

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

On August 17, 2022, the Committee on Energy and Commerce of the U.S. House of Representatives sent letters to Riot and three other public companies with Bitcoin mining operations requesting information related to the environmental impact and energy consumption of the recipients. The letter addressed to Riot contained inquiries concerning our energy usage and sources, curtailment practices, and electronic waste. Riot submitted a written response to the Committee replying to its inquiries on September 14, 2022.

In September 2022, the White House issued a report regarding the Climate and Energy Implications of Crypto-Assets in the United States. The report states that the Department of Energy and Environmental Protection Agency should initiate a process to solicit data and develop environmental performance and energy conservation standards for crypto-asset technologies, including mining equipment. Should such measures prove ineffective at achieving the Administration’s environmental goals, the report calls for the Administration to explore executive actions and legislation to limit or eliminate the use of high energy intensity consensus mechanisms for crypto-asset mining.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on regulatory and legislative matters related to our industry.

Further, in December 2022 the SEC’s Division of Corporation Finance issued guidance advising companies to disclose exposure and risk to the cryptocurrency market. While the focus is on digital asset managers and exchanges, and not Bitcoin miners, the failure of such large asset managers and exchanges may create increased price volatility of Bitcoin. Riot does not store our Bitcoin on such exchanges; however, we may be impacted by such failures.

In January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement discouraging banks from doing business with clients in crypto-asset industries. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered banks.

Also in January 2023, the House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the digital asset industry. Bipartisan leadership of the Senate Banking Committee announced that goal as well.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

Environmental

There are increasing concerns over the quantity of energy, particularly from non-renewable sources, used for Bitcoin mining and its effects on the environment. Many media reports focus exclusively on the energy requirements of Bitcoin mining and cite it as an environmental concern. However, those reports tend to omit discussion of the positive contributions associated with Bitcoin mining to other customers on the electrical grid. Bitcoin mining operations present a stable demand for energy and can be quickly curtailed, uniquely positioning businesses that engage in Bitcoin mining to respond to increased electricity demand in emergency situations. In February 2021 and throughout 2022, Riot voluntarily reduced our operations and curtailed our energy consumption to allow our energy provider to redirect our power allotment back into the Electric Reliability Council of Texas (“ERCOT”) market during extreme weather events. By taking such actions, we immediately helped to stabilize the grid by allowing our power allotment to be delivered to the areas of greatest need, such as heating homes and powering hospitals. Overall, our operations incentivize new power generation development and our actions help to reduce the frequency and impact of power failures and electricity price surges. In exchange for powering down our systems in response to high electricity demand, we receive benefits associated with the difference between our contractual cost of power and the price at which such power is sold on the ERCOT market (less any applicable fees payable to our consultants who assist with our participation in the ERCOT Demand Response Services Program). Additionally, we voluntarily participate in load response programs operated by ERCOT, whereby we temporarily give ERCOT the right to curtail a set portion of our power load at their discretion in exchange for a fee. Ultimately, these benefits are shared between us, other consumers participating in the ERCOT market, and the overall health of the Texas grid.

Human Capital Resources

As of December 31, 2022, we had a total workforce of approximately 489 employees across our entire organization, including professionals in engineering, information and technology, operations, construction, manufacturing. finance, legal, communications, and Bitcoin mining operations. Of our total workforce, approximately 410 employees were in engineering, construction, manufacturing, and Bitcoin mining operations and approximately 79 employees were in a general or administrative support function, such as information and technology, finance, legal or communications. Approximately 42% of our workforce was in Colorado and 56% was in Texas.

Our strategy with human capital resources is to align the interests of our employees with our key long-term success drivers. In execution of this strategy, we adopted a long-term performance incentive plan, under which all eligible employees are granted performance-based restricted stock awards that vest based on the Company’s achievement of specific performance milestones. Certain employees under the long-term performance plan are eligible to receive cash in lieu of restricted shares of the Company’s common stock awards based on achievement of these same performance milestones. We believe our performance plan is a key incentive for our employees that aligns their long-term interests with our long-term objectives as an organization.

At Riot, we seek to attract a pool of diverse, best-in-class candidates and foster their career growth by hiring the best talent available, rather than relying solely on educational background. In support of such initiative, we look for candidates in local communities and large cities alike, and from a variety of backgrounds. Our goal is a long-term, growth-oriented career for each employee. We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair, and inclusive of everyone, and promotes diversity, equity, and inclusion both inside and outside of our business.

Diversity, Equity, and Inclusion

At Riot, we support diversity and inclusion in a workplace where employees can thrive. Diverse backgrounds, experiences and opinions are encouraged and welcomed. In support of such diversity and inclusion, we act in accordance with our Code of Conduct and Ethics to create a safe environment free from discrimination or harassment that respects the human rights of our employees. We strive to achieve a workplace where opportunities for success are created and available for all employees. In support of this goal, in 2022 we deployed to all employees unconscious bias and harassment trainings.

Compensation and Benefits

Riot’s compensation programs are designed to provide incentives to attract, retain, and motivate employees to achieve the Company’s long-term goals. Specifically, we compare salary and wages against quantitative benchmarks and adjust monetary compensation to ensure wages are competitive and consistent with employee positions, skill levels, experience, and geographic location. We maintain a robust process for ensuring pay equity across the Company and increases in incentives and compensation based on merit and performance.

We provide a comprehensive range of benefits options, including medical, dental and vision insurance for employees and family members, paid and unpaid leaves, and life and disability/accident coverage. Benefits for employees outside of the United States are provided based on country-specific practices and are intended to support the health and well-being of our employees and their families.

Immersion-cooling

During 2021, we announced the first industrial scale deployment of 200 MW of immersion-cooled Bitcoin mining at the Rockdale Facility, and during 2022, we completed deployment. During 2022, we also announced plans to develop an additional 400 MW of immersion-cooled Bitcoin mining operations at the Corsicana Facility. We anticipate immersion-cooling technology will present many unique opportunities to increase efficiencies in Bitcoin mining, and are constantly evaluating new and emerging technologies in the Bitcoin ecosystem to make our mining operations more efficient.

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

Bitcoin Mining Results

Bitcoin Mining Production and Bitcoin Sales

One way the Company measures the success of its operations is by the number and U.S. Dollar value of the Bitcoin rewards it earns from its Bitcoin Mining activities. The following table presents information regarding our Mining operations, including Bitcoin production and sales of the Bitcoin the Company mines.

	Quantity	Amounts
Balance as of January 1, 2020	514	$3,839
Revenue recognized from Bitcoin mined	1,033	11,984
Mining pool operating fees	—	(146)
Proceeds from sale of Bitcoin	(500)	(8,298)
Realized gain on sale/exchange of Bitcoin (as restated)	26	6,350
Impairment of Bitcoin (as restated)	—	(3,595)
Bitcoin received from sale of equipment	5	52
Balance as of December 31, 2020 (as restated)	1,078	10,186
Revenue recognized from Bitcoin mined	3,812	184,422
Exchange of Bitcoin for employee compensation	(6)	(295)
Realized gain on sale/exchange of Bitcoin (as restated)	—	253
Impairment of Bitcoin (as restated)	—	(43,973)
Balance as of December 31, 2021 (as restated)	4,884	150,593
Revenue recognized from Bitcoin mined	5,554	156,870
Proceeds from sale of Bitcoin	(3,425)	(79,529)
Exchange of Bitcoin for employee compensation	(39)	(1,495)
Realized gain on sale/exchange of Bitcoin	—	30,346
Impairment of Bitcoin	—	(147,365)
Balance as of December 31, 2022	6,974	$109,420

We increased the quantity of Bitcoin rewards earned from our Bitcoin Mining operations from 3,812 Bitcoin mined in 2021, to 5,554 Bitcoin mined in 2022, representing an increase of approximately 45.7%. Revenue recognized from our Bitcoin Mining activities decreased from approximately $184.4 million during fiscal year 2021 to $156.9 million during fiscal year 2022, representing a decrease of approximately 14.9%. The decrease was due to lower values for Bitcoin mined in 2022, averaging $28,245 per coin, as compared to $45,744 per coin in 2021, and an increase in the global network hash rate, partially offset by an increase in Bitcoin rewards earned as a result of an increase in the number of miners deployed from 30,907 as of December 31, 2021, to 88,556 as of December 31, 2022.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is heavily dependent on the spot price of Bitcoin. The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, subject to rapidly changing investor sentiment, and influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other cryptocurrencies) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand which are beyond our control.

Halving

Further affecting the industry, and particularly for the Bitcoin blockchain, the Bitcoin reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in Bitcoin using a

Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halvings three times since its inception as follows: (1) on November 28, 2012, at block height 210,000; (2) on July 9, 2016, at block height 420,000; (3) on May 11, 2020, at block height 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is currently anticipated to occur in April 2024 at block height 840,000. Halvings will continue to occur until the total amount of Bitcoin currency rewards issued reaches approximately 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of Bitcoin, and potential increases or decreases in prices in advance of or following a future halving is unknown.

Network Hash Rate and Difficulty

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hash rate, relative to the global network hash rate (i.e., the aggregate amount of computing power devoted to supporting the Bitcoin blockchain at a given time). As demand for Bitcoin has increased, the global network hash rate has increased rapidly, and as greater adoption of Bitcoin occurs, we expect the demand for new Bitcoin will likewise increase as more mining companies are drawn into the industry by this increased demand. Further, as a greater number of increasingly powerful miners have been deployed, the network difficulty for Bitcoin has consequently also increased. Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain, which is adjusted every 2,016 blocks (approximately every 2 weeks) so that the average time between each block validation remains approximately ten minutes. A high difficulty means that more computing power will be required in order to solve a block and earn a new Bitcoin reward, which, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners deploy additional hash rate, the global network hash rate will continue to increase, meaning a miner’s share of the global network hash rate (and therefore its chance of earning Bitcoin rewards) will decline if it fails to deploy additional hash rate at pace with the industry.

For further discussion of the factors affecting our profitability, see the discussion under Part II, Item 7 “Management’s Discussion and Analysis” under the heading “Summary of Mining Results” of this Annual Report, as well as the discussion of various risks, factors, and uncertainties we believe may affect our revenue and results of operations under Part I, Item 1A. “Risk Factors” of this Annual Report.

Performance Metrics

We seek to mine Bitcoin by using our miners to solve complex cryptographic algorithms to support the Bitcoin blockchain (in a process known as “solving a block”). In return for solving a block, we receive the Bitcoin reward, which we can hold or sell on the market to generate cash.

Hash rate

Bitcoin miners generally measure their capability in terms of hash rate, which is measured in terms of the number of cryptographic hashing algorithms solved (or “hashes”) per second. Generally, miners (or mining pools) with a greater hash rate relative to the global Bitcoin network hash rate at a given time will, over time, have a greater chance of earning a Bitcoin reward, as compared to miners with relatively lower total hash rates.

However, as the relative market price for Bitcoin increases, more miners are encouraged to attempt to mine Bitcoin, which increases Bitcoin’s global network hash rate. Therefore, to remain competitive, miners seek to continually increase their total hash rate, creating a feedback loop: as Bitcoin gains popularity and its relative market price increases, more miners attempt to mine Bitcoin and its network hash rate is increased; in response, existing miners and new miners devote more and more hash rate to the Bitcoin blockchain by adding more, and increasingly powerful, miners to attempt to ensure their ability to earn additional Bitcoin rewards, and, in response, the network difficulty of the Bitcoin network is increased to maintain the pace of new block additions, spurring miners to seek to deploy yet further hash rate to earn the same relative number of new Bitcoin rewards. In theory, this process should continually replicate itself until the supply of available Bitcoin is exhausted.

In response, miners have attempted to achieve greater hash rate by deploying increasingly sophisticated miners in ever greater quantities. This has become the Bitcoin mining industry’s great “arms race.” There are very few manufacturers of miners capable of producing a sufficient number of miners of adequate quality to meet this need, and scarcity results, leading to higher prices. Compounding this phenomenon, it has been observed that some manufacturers of Bitcoin miners may increase prices for new miners as the market price of Bitcoin increases. Further, these manufacturers have also been impacted by the ongoing global supply chain crisis resulting from COVID-19, both in terms of increased prices for the components of these new miners resulting from the constrained supply of the semiconductors used in the production of the highly specialized ASIC chips miners rely on, and in terms of labor costs to manufacture new miners as workforces are affected by increased absenteeism due to COVID-19 restrictions and employee burnout. Thus, miner manufacturers are subject to increasing price pressures due to both increased demand for new miners and decreased supply of necessary components and labor, ultimately leading to higher prices for new miners.

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

Information About Our Executive Officers

The following sets forth the name, age, and position of each of the persons who were serving as executive officers as of the filing of this annual report on Form 10-K. There are no immediate familial relationships among our executive officers and any directors. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any of such executive officers were selected.

Name	Age	Position
Jason Les	37	Director and Chief Executive Officer (principal executive officer)
Benjamin Yi	40	Director and Executive Chairman
Colin Yee	47	Chief Financial Officer (principal financial officer)
William Jackman	39	Executive Vice President, General Counsel and Secretary
Ryan Werner	43	Senior Vice President, Chief Accounting Officer (principal accounting officer)

Jason Les (age 37) has served as our Chief Executive Officer (“CEO”) since February 2021 and as a member of the Board since October 2017. He has been deeply involved with Bitcoin since 2013, with significant experience in cryptocurrency mining, as an engineer studying protocol development, and contributing to open-source projects. Mr. Les was previously a founding partner of Binary Digital from May 2017 to November 2020, a software-development company where he led the engineering team and coordinated project development for artificial intelligence, reverse engineering, and inter-software compatibility projects. Additionally, his background includes over a decade of unique experience as a former professional heads-up poker player. He holds a Bachelor of Science, Computer Science from the University of California, Irvine.

Benjamin Yi (age 40) has served as our Executive Chairman since May 2021, as a member of the Board since October 2018, and as Chairman of the Board of Directors from November 2020 through May 2021. Prior to joining Riot, Mr. Yi led capital markets and corporate development at IOU Financial, a tech-enabled lender to small businesses and investee company of Neuberger Berman from January 2017 through May 2021. Mr. Yi holds a Bachelor of Commerce, specialist in Finance, major in Economics from University of Trinity College and a Master of Finance from University of Toronto – Rotman School of Management.

Colin Yee (age 47) has served as our Chief Financial Officer (“CFO”) since September 2022. He was previously our Head of Corporate and Financial Operations from April 2022 to September 2022. Prior to joining Riot, Mr. Yee founded Clear Capital Management Corporation which has been operating since September 2007. He served as the Chief Operating Financial Officer of Avebury Partners, a leading asset management firm that operates within the real estate and construction sectors, from March 2021 to March 2022. Mr. Yee is a Chartered Professional Accountant and holds a Bachelor of Science in Cellular Biology and a Bachelor of Commerce in Accounting from the University of Calgary.

William Jackman (age 39) has served as our Executive Vice President since September 2022, and as General Counsel and Secretary since July 2021. Prior to joining Riot, Mr. Jackman was a Leader of Public Companies and Securities at Roger Towers, P.A., one of Florida’s oldest and most established law firms, from March 2018 to January 2022. Additionally, he was a Senior Corporate Attorney at Holland & Knight LLP, a multinational law firm, from May 2014 through August 2017. Mr. Jackman holds dual Juris Doctorate law degrees from the Universities of Windsor and Detroit, as well as an MBA from Nova Southeastern, and is a member of the New York, Florida and Ontario Bar Associations.

Ryan Werner (age 43) has served as our Senior Vice President and Chief Accounting Officer since September 2022. Previously, he was our Vice President of Finance since joining Riot in March 2021. Prior to joining Riot, Mr. Werner was a Senior Director, Real Estate and Transactions Accounting at UDR, a real estate investment trust, from March 2013 through March 2021. Mr. Werner holds a Bachelor’s degree in Accounting and Business Administration with an emphasis in finance, and a Master’s in Accounting and Information Systems from the University of Kansas.

Corporate Information

Our principal executive office is located at 3855 Ambrosia Street, Suite 301, Castle Rock, CO 80109, and our telephone number is (303) 794-2000. Our records are kept at our principal executive office.

We were incorporated in the State of Colorado on July 24, 2000, under the name AspenBio, Inc., and have been through a number of subsequent name changes. Effective October 19, 2017, we adopted the corporate name Riot Blockchain, Inc., and changed our state of incorporation to Nevada. Effective December 30, 2022, we adopted our current corporate name, Riot Platforms, Inc., and remain incorporated in Nevada.

Our website address is www.riotplatforms.com.

Restatement of Previously Issued Consolidated Financial Statements

On February 27, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, after consulting with management and the Company’s independent registered public accounting firm, Marcum LLP, determined that the Company’s consolidated financial statements included in its 2021 Annual Report on Form 10-K as of December 31, 2021 and for the years ended December 31, 2021 and 2020, as amended, as well as the Company’s previously issued condensed interim consolidated financial statements as of and for the interim periods in 2022 and 2021 as filed in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021 (together with the financial statements contained in the 2021 Annual Report, the “Impacted Financials”) should no longer be relied upon due to material misstatements that are described in greater detail in Note 2. Restatement of Previously Issued Financial Statements, and Note 23. Restatement of Previously Issued Interim Condensed Consolidated Financial Statements, of the Notes to the Consolidated Financial Statements included within this Annual Report.

Similarly, any previously filed reports, press releases, earnings releases, or investor presentations or other communications describing Riot’s financial statements and other related financial information covering the previously mentioned Impacted Financials should no longer be relied upon.

Additional Information

Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as filed with the SEC, can be accessed, free of charge, on the SEC’s website www.sec.gov. These documents may also be accessed on our website: www.riotplatforms.com through a link in the “Investors” section. The contemplated documents are placed on our website as soon as practicable after their filing with the SEC. The information on our website is not incorporated by reference in this Annual Report.

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

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hash rate. As demand for Bitcoin increases, the global network hash rate increase, and as greater adoption of Bitcoin occurs, we expect the demand for Bitcoin will increase further, drawing more mining companies into the industry and further increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning Bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hash rate to keep up with a growing global network hash rate.

We plan to grow our hash rate by acquiring newer, more effective and energy-efficient miners. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners, and, as demand for new miners has increased in response to increased Bitcoin prices, we have observed the price of these new miners has increased. If we are unable to acquire enough new miners or access sufficient capital to fund our acquisitions, the results of operations and financial condition could adversely affect investments in our securities.

We may be impacted by macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease and the resulting global supply chain crisis.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic continue to persist and may also have long-lasting adverse impact on us and our industry. There are continued risks arising from new pandemics, epidemics or outbreaks of disease, and ongoing COVID-19 related issues which have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of new miners, as well as critical materials needed for our expansion plans. Further, miner manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized ASIC chips miners rely on, and increased labor costs to manufacture new miners as workforces and global supply chains continue to be affected by COVID-19 and may further be affected by global outbreaks of various epidemics or disease, ultimately leading to continually higher prices for new miners. Thus, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners and we may face difficulties obtaining the new miners we need at prices or in quantities we find acceptable, if at all, and our business and results of operations may suffer as a result.

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

Similarly, the global supply chain crisis, coupled with increased demand for computer chips, has created a shortfall of semiconductors, resulting in challenges for the supply chain and production of the miners we employ in our Bitcoin mining operations. The miners are highly specialized servers built around ASIC chips, which very few manufacturers are able to produce in sufficient scale and quality to suit our operations. As a result, the cost to produce these miners has increased, and their manufacturers have passed on increased costs of production to purchasers like us. Therefore, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners, which could adversely affect our financial condition and results of operations.

We may not be able to timely complete our future strategic growth initiatives or within our anticipated cost estimates, if at all.

As part of our efforts to grow our hash rate and remain competitive in the market, we acquired thousands of new state-of-the-art miners from their manufacturer in 2022, which we started to deploy at our Rockdale Facility. To accommodate these new miners, we expanded the Rockdale Facility’s capacity to 700 MW of electrical power through the construction of four new 100 MW structures and the associated power and facilities infrastructure needed to operate them for industrial-scale Bitcoin mining. Additionally, we are developing our Corsicana Facility, which we expect to complete in 2023. We will require additional new state-of-the-art miners to deploy at the Corsicana Facility as well as associated and infrastructure development. Moreover, we have carried out these expansions amid the ongoing global supply chain crisis and COVID-19, and our costs of supplies, labor, and material have increased as a result. While our present expansion projects are proceeding on track with expectations, we cannot guarantee we will complete these expansions (or any future strategic growth initiatives) on time or within our cost estimates, if at all, due in part to the ongoing effects of the global supply chain crisis related to COVID-19, increased inflation and changing conditions within the United States labor market. If we are unable to complete our planned expansions on schedule and within our anticipated cost estimates, our deployment of newly purchased miners may be delayed, which could affect our competitiveness and our results of operation, which could have a material adverse effect on our financial condition and the market price for our securities.

We may be unable to access sufficient additional capital for future strategic growth initiatives.

The expansion of our miner fleet and of our Rockdale Facility and Corsicana Facility are capital-intensive projects, and we anticipate that future strategic growth initiatives will likewise continue to be capital-intensive. We expect to raise additional capital to fund these and other future strategic growth initiatives; however, we may be unable to do in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of our operations and financial condition may suffer, and the market price for our securities may be materially and adversely affected.

Expansion of our Rockdale Facility and Corsicana Facility potentially exposes us to additional risks.

We are expanding and expect to continue to expand our Rockdale Facility, and we are currently constructing our Corsicana Facility, which potentially exposes us to significant risks we may otherwise not be exposed to, including risks related to, among other sources: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part to inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics, epidemics, and other health risks; unanticipated environmental issues and geological problems; delays related to permitting and approvals to open from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments made in connection with such expansion.

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

Economic and geopolitical events may create increased uncertainty and price changes.

We are subject to price volatility and uncertainty due to geopolitical crises and economic downturns. Such geopolitical crises and global economic downturns may be a result of invasion, or possible invasion by one nation of another, leading to increased inflation and supply chain volatility. Such crises will likely continue to have an effect on our ability to do business in a cost-effective manner.

Inflation has caused the price of materials to increase leading to increased expenses to our business. Global crises and economic downturns may also have the effect of discouraging investment in Bitcoin as investors shift their investments to less volatile assets. Such shift could have a materially adverse effect on our business, operations and the value of the Bitcoin we mine or the institutional data center clients we host.

Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.

Strategic acquisitions such as the Whinstone Acquisition and the ESS Metron Acquisition (see Note 5. Acquisitions for further information) are an important element of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired business and realize anticipated synergies. Integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and may require us to shift our financial and other resources.

For example, we may encounter challenges in the integration process such as: difficulties associated with managing the resulting larger and more complex company; conforming administrative and corporate structures and standards, controls, procedures and policies, business cultures, hiring and retention of key employees, and compensation and benefits structures, coordinating geographically dispersed operations; and our ability to deliver on our strategy going forward.

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

We may experience increased compliance costs as a result of our strategic acquisitions.

The financial statements and internal controls of both Whinstone and ESS Metron have not, historically, been required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The accounting costs of bringing our subsidiaries’ financial records and internal controls in alignment with the Sarbanes-Oxley Act following these strategic acquisitions have been within our expectations; however, we may encounter unanticipated costs. Further, future strategic acquisitions could carry substantial compliance burdens, which may limit our ability to realize the anticipated benefits of such acquisitions, and which may require our management and personnel to shift their focus to such compliance burdens and away from their other functions. Such increased costs and compliance burdens could affect our ability to realize the anticipated benefits of such strategic acquisitions, and our business, results of operations, and financial condition may suffer as a result.

We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings, which dilutes the ownership interests of our current stockholders, and which may adversely affect the market price of our securities.

We have raised capital to finance the strategic growth of our business through public offerings of our common stock, and we expect to need to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations. If we raise additional equity financing, our stockholders may experience dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We have a history of operating losses, and we may report additional operating losses in the future.

Our primary focus is on vertically integrating our Bitcoin mining, and we have recorded historical losses and negative cash flow from our operations when the value of Bitcoin we mine does not exceed our associated costs. Further, as part of our strategic growth plans, we have made capital investments in expanding and vertically integrating our Mining operations, including the expansion of our Rockdale Facility, increased our employee base, and incurred additional costs associated with owning and operating a self-

mining facility. However, future market prices of Bitcoin are difficult to predict, and we cannot guarantee that our future Mining revenue will exceed our associated costs.

The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on, may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in the Company.

The digital asset exchanges on which Bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. In 2022, a number of digital asset exchanges filed for bankruptcy proceedings and/or became the subjects of investigation by various governmental agencies for, among other things, fraud, causing a loss of confidence and an increase in negative publicity for the digital asset ecosystem. As a result, many digital asset markets, including the market for Bitcoin, have experienced increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases.

These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the digital asset industry as a whole. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

We depend on attracting and retaining officers, managers, and skilled professionals.

Our success depends, in large part, on our ability to hire, retain and motivate talented officers, leadership, and professionals. We cannot guarantee that such employees may be retained which may inhibit our management functions, strategic development, and other critical functions. Our growth may be constrained by human capital resource limitations as we compete with other companies for skilled employees. We will need to take strategic action to develop our pool of management and skilled employees as well as grow such pool to meet the demands of our corporate functions. If we are not able to do so, our business, and thus our ability to grow, may be materially adversely affected.

Risks Related to the Price of Bitcoin

Our ability to achieve profitability is largely dependent on the price of Bitcoin, which has historically been volatile.

Our primary focus on vertically integrating our Bitcoin mining operations and the associated expansion of our Rockdale Facility is largely based on our assumptions regarding the future value of Bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation making its price more volatile or creating “bubble” type risks for the trading price of Bitcoin. Further, unlike traditional stock exchanges, which have listing requirements and vet issuers, requiring them to comply with rigorous listing standards and rules, and which monitor transactions for fraud and other improprieties, markets for Bitcoin and other cryptocurrencies tend to be underregulated, if they are regulated at all. Less stringent cryptocurrency markets have a higher risk of fraud or manipulation and any lack of oversight or perceived lack of transparency could reduce confidence in the price of Bitcoin and other cryptocurrencies, which could adversely affect the price of Bitcoin. As disclosed in Part I, Item 1, “Business” of this Annual Report, under the subheading “Regulatory,” Bitcoin and crypto asset markets generally may be subject to increased scrutiny and regulation by the SEC and other U.S. government agencies, and such evolving regulatory and legal environment may impact our mining and other activities.

These factors make it difficult to accurately predict the future market price of Bitcoin and may also inhibit consumer trust in, and market acceptance of, cryptocurrencies as a means of exchange, which could limit the future adoption of Bitcoin and, as a result, our assumptions could prove incorrect. If our assumptions prove incorrect and the future price of Bitcoin is not sufficiently high, our income from our Bitcoin mining operations may not exceed our costs, and our operations may never achieve profitability.

Bitcoin market exposure to financially troubled cryptocurrency-based companies.

The failure of several crypto platforms has impacted and may continue to impact the broader crypto economy; the full extent of these impacts may not yet be known. Bitcoin is part of the cryptocurrency environment and is subject to price volatility resulting from financial instability, poor business practices, and fraudulent activities of players in the cryptocurrency market. When investors in cryptocurrency and cryptocurrency-based companies experience financial difficulty as a result of price volatility, poor business practices, and/or fraud, it has, and may cause loss of confidence in the cryptocurrency space, reputational harm to cryptocurrency assets, heightened scrutiny by regulatory authorities and law makers, and a steep decline in the value of Bitcoin, among other material impacts. Such adverse effects have, and may in the future, affect the profitability of our Bitcoin mining operations and our ability to obtain a profit from hosting institutional-scale data center clients.

Bitcoin is subject to halving, and our mining operations may generate less revenue as a result.

As disclosed in Part I, Item 1, “Business” of this Annual Report, under the subheading “Halving,” the number of new Bitcoin awarded for solving a block is cut in half – hence, “halving” – at mathematically predetermined intervals. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow future halving events, the revenue we earn from our Mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

Transaction fees may decrease demand for Bitcoin and prevent expansion.

As the number of Bitcoin currency rewards awarded for solving a block in a blockchain has decreased, transaction fees have increasingly been used to incentivize miners to continue to contribute to the Bitcoin network. However, high Bitcoin transaction fees may slow the adoption of Bitcoin as a means of payment, which may decrease demand for Bitcoin and future prices of Bitcoin may suffer as a result. If Bitcoin prices are not sufficiently high, our Mining revenue may not exceed our associated costs, and our results of operations and financial condition may suffer. Further, because the price of shares of our common stock may be linked to the price of Bitcoin, if demand for Bitcoin decreases, causing future Bitcoin prices to decrease, the market price of our securities may be materially and adversely affected, limiting our ability to raise additional capital to fund our strategic growth plans.

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

Because a miner’s relative chance of successfully solving a block and earning a new Bitcoin reward is generally a function of the ratio the miner’s individual hash rate bears to the global network hash rate, as the global network hash rate increases, a miner must increase its individual hash rate to maintain its chances of earning new Bitcoin rewards. Therefore, as new miners enter the industry and as miners deploy greater and greater numbers of increasingly powerful machines, existing miners must seek to continually increase their hash rate to remain competitive. Thus, a feedback loop is created: as Bitcoin gains popularity and its relative market price increases, more miners attempt to mine Bitcoin and the Bitcoin network hash rate is increased; in response, existing miners and new miners devote more and more hash rate to the Bitcoin blockchain by deploying greater numbers of increasingly powerful machines in an attempt to ensure their ability to earn additional Bitcoin rewards does not decrease. Compounding this feedback loop, the network difficulty of the Bitcoin network (i.e., the amount of work (measured in hashes) necessary to solve a block) is periodically adjusted to maintain the pace of new block additions (with one new block added to the blockchain approximately every ten minutes), and thereby control the supply of Bitcoin. As miners deploy more hash rate and the Bitcoin network hash rate is increased, the Bitcoin network difficult is adjusted upwards by requiring more hash rate to be deployed to solve a block. Thus, miners are further incentivized to grow their hash rate to maintain their chance of earning new Bitcoin rewards. In theory, these dual processes should continually replicate themselves until the supply of available Bitcoin is exhausted. In response, miners have attempted to achieve greater hash rate by deploying increasingly sophisticated miners and expensive miners in ever greater quantities. This has become the Bitcoin mining industry’s great “arms race.” Moreover, because there are very few manufacturers of miners capable of producing a sufficient number of miners of adequate quality to meet this need, scarcity results, leading to higher prices. Compounding this phenomenon, it has been observed that some manufacturers of Bitcoin miners may increase the prices for new miners as the market price of Bitcoin increases.

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

Our reliance primarily on immersion-cooling exposes us to additional risks.

We are increasingly relying on immersion-cooling for our Bitcoin mining infrastructure, to a large extent at the Rockdale Facility and, and entirely (at this phase) at our Corsicana Facility. Immersion-cooling is an emerging technology in Bitcoin mining, which is not in wide-spread use, and has yet to be deployed at this scale before. As such, there is a risk we may not succeed in deploying immersion-cooling, at such a large scale to achieve sufficient cooling performance. All Bitcoin mining infrastructure, including air-cooling, is an evolving study. Cooling of Bitcoin miners in general is risk to achieving full potential from our hash rate, especially in the state of Texas.

We require meaningful volumes of water to support cooling of our Bitcoin miners for both immersion-cooling and air-cooling operations. The inability to secure adequate water, or the loss of access to such required water, would impact our ability to sustain efficient mining operations.

Our use of third-party mining pools exposes us to additional risks.

We receive Bitcoin rewards from our mining activity through third-party mining pool operators. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, after deducting the applicable pool fee, if any, used to solve a block on the Bitcoin blockchain. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other issue, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both the hash rate we provide and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward, which may not match our own. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

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

As a publicly traded company, we experience cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. There is an ongoing risk that some or all of our cryptocurrencies could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats, and, despite our implementation of strict security measures and frequent security audits, it is impossible to eliminate all such vulnerability. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers and Whinstone’s colocation customers. Additionally, though we provide cyber-security training for employees, we cannot guarantee that we will not be affected by further phishing attempts. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems or otherwise, could result in claims of liability against us, damage our reputation and materially harm our business.

To date, we have not experienced a material cyber-event; however, we continue to encounter ongoing cyber-attacks and the occurrence of any such event in the future could subject us to liability to our customers, suppliers, business partners and others, give rise to legal and/or regulatory action, which could damage our reputation or otherwise materially harm our business, operating results, and financial condition.

Incorrect or fraudulent Bitcoin transactions may be irreversible and we could lose access to our Bitcoin.

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the Bitcoin from the transaction. Because of the decentralized nature of the Bitcoin blockchain, once a transaction has been verified and recorded in a block that is added to the Bitcoin blockchain, an incorrect transfer of a Bitcoin or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Though recent high profile enforcement actions against individuals laundering stolen Bitcoin have demonstrated some means of bringing malicious actors to justice for their theft, the stolen Bitcoin is likely to remain unrecoverable. Furthermore, we utilize a third-party custodian for our Bitcoin, and thus do not maintain a private key. However, if they lose, or if a malicious actor successfully denies the third-party access to our wallet, we may be permanently denied access to the Bitcoin held in the wallet corresponding to the lost, stolen or blocked keys. Though we have taken and continue to take reasonable steps to secure our data and to store our Bitcoin with institutional custodians, if we, or our third-party custodian were to experience data loss relating to our digital wallets, we could effectively lose access to and the ability to use our Bitcoin assets. Moreover, we may be unable to secure insurance policies for our Bitcoin assets at rates or on terms acceptable to us, if at all, and we may choose to self-insure. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, results of operations and financial condition.

The Rockdale Facility may not be adaptable to new technologies.

The market for data centers is characterized by rapidly changing technology, evolving industry and process standards, frequent new product introductions, and changing customer demands. Changes in industry practice or in technology could also reduce demand for the physical hosting space and infrastructure that we provide or make previous improvements in the Rockdale Facility obsolete. Our ability to deliver technologically sophisticated infrastructure at the Rockdale Facility, including power and cooling, is a significant factor in our customers’ decisions to collocate with us at the Rockdale Facility. The Rockdale Facility’s infrastructure may become obsolete due to the development of new systems that deliver power to, or eliminate heat from, the miners or other customer equipment that we house, which may require us to expend significant capital resources to retrofit or otherwise upgrade our current systems to compete with data centers deploying these new systems.

While we believe the Rockdale Facility is primed to be adaptable, new technology can be, by its nature, unpredictable. Moreover, even if we are able to respond, we may not be able to efficiently upgrade or change these systems without incurring significant costs. Operations may be negatively impacted by these upgrades as they are in process. This may impact our customers’ experience in the short term, which may have a negative impact on operating cash flows, liquidity, and financial condition.

The Rockdale Facility is subject to a ten-year ground lease, as amended, and if we are unable to renew its term, we may be unable to fully realize the anticipated benefits of our acquisition of Whinstone and the ongoing development of the site.

The Rockdale Facility is subject to a ground lease with an initial term of ten years, followed by three ten-year renewal periods at our option, unless terminated earlier. The long-term success of our plans for the Rockdale Facility is largely based on our ability to maintain the lease in effect and to renew it going forward. If we fail to maintain the lease or renew it once its initial term expires and the landlord requires Whinstone to vacate the premises, we will likely incur significant costs in relocating Whinstone’s operations, if we could do so at all, and our Bitcoin Mining and Data Center Hosting operations would be interrupted during such relocation. Further, if we fail to renew the lease on terms favorable to us, and our costs are increased, then we may not realize the anticipated benefits of our investment in the Whinstone Acquisition or any future development of its remaining available capacity. Any disruptions or changes to Whinstone’s present relationship with the landlord for the Rockdale Facility could disrupt our business and our results of operations negatively.

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

Our operations have required significant amounts of electrical power, and, as we continue to expand our mining fleet and our Rockdale Facility and begin to operate our Corsicana Facility, we anticipate our demand for electrical power will continue to grow. The fluctuating price of electricity we require for our operations, and to power our expansion, may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.

Additionally, our operations could be materially adversely affected by prolonged power outages. Although certain critical functions of our Rockdale Facility may be powered by backup generators on a temporary basis, it would not be feasible or cost-effective to run miners on back-up power generators for extended periods of time. Therefore, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected.

Our operations could be adversely affected by events outside of our control, such as natural disasters.

We may be impacted by natural disasters, wars, health epidemics, weather conditions, the long-term effects of climate change, power outages or other events outside of our control. For example, we voluntarily halted operations at our Rockdale Facility during the severe winter storms in the first quarter of 2022 and 2021 that had a widespread impact on utilities and transportation. In the future, regulators or power providers may, under new or revised rules, require us to power down the Rockdale Facility and/or the Corsicana Facility, once it begins operations, during such events. If major disasters such as earthquakes, floods or other climate-related events occur, the Rockdale Facility or our other offices are severely damaged, or our information system or communications could break down or operate improperly, which may interrupt our operations. We may incur expenses or delays relating to such events outside of our control, which may not be covered by insurance, and such events could have a material adverse impact on our business, operating results and financial condition.

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

Our Bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for the Rockdale Facility and future Corsicana Facility are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal and Texas regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

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

For example, in September 2022, the White House issued a report regarding the Climate and Energy Implications of Crypto-Assets in the United States. The report states that the Department of Energy and Environmental Protection Agency should initiate a process to solicit data and develop environmental performance and energy conservation standards for crypto-asset technologies, including mining equipment. Should such measures prove ineffective at achieving the Administration’s environmental goals, the report calls for the Administration to explore executive actions and legislation to limit or eliminate the use of high energy intensity consensus mechanisms for crypto-asset mining in the United States.

Moreover, in the state of Texas, we currently participate in energy demand response programs to curtail operations, return capacity to the electrical grid, and receive funds to offset foregone operational revenue when necessary, such as in extreme weather events.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States and the state of Texas. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

The compliance costs of responding to new and changing regulations could adversely affect our operations at our Rockdale Facility and our future operations at our Corsicana Facility.

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

Electricity costs could also be affected due to existing or new regulations on greenhouse gas emissions, whether such regulations apply to all consumers of electricity or just to specified uses, such as Bitcoin mining. These regulations may be federal, or we may be exposed to such regulations due to the acquisition of Texas-based Whinstone. There has been interest in the U.S. federal government and in the state government of Texas in addressing climate change, including through regulation of Bitcoin mining. Past policy proposals to address climate change include measures ranging from taxes on carbon use or generation to energy consumption disclosure regimes to federally imposed limits on greenhouse gas emissions or energy use restrictions specific to Bitcoin mining. Further, although Texas has historically sought to maintain some degree of energy independence from the United States as a whole, it is unclear how future legislation and regulation will affect the Rockdale Facility and the future Corsicana Facility. The course of future legislation and regulation in the United States and in Texas remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

For example, in January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement effectively discouraging banks from doing business with clients in crypto-asset industries, which could potentially create challenges regarding access to financial services. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered institutions. Moreover, in January 2023, the White House issued a statement cautioning deepening ties between crypto-assets and the broader financial system. Meanwhile, the SEC has announced several actions aimed at curtailing activities it deems sales of unregistered securities.

However, also during January of 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the use and trade of digital assets and related financial services products in the United States. Bipartisan leadership of the Senate Banking Committee announced a similar objective.

Given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that they could have a material adverse effect on our business, prospects or operations.

Our interactions with a blockchain may expose us to SDN or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, and we take all commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, there is a risk that some bad actors will continue to attempt to use cryptocurrencies, including Bitcoin, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine.

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

It is possible that state or federal regulators may seek to impose harsh restrictions or total bans on cryptocurrency mining which may make it impossible for us to do business without relocating our mining operations, which could be very costly and time consuming. Further, although Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators could undertake new or intensify regulatory actions that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Risks Related to Ownership of Our Common Stock

The trading price of shares of our common stock has been subject to volatility.

The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by including the risks, uncertainties and factors described in this Annual Report and our other filings with the SEC, as well as factors beyond our control or of which we may be unaware. If these risks come to pass and our business and results of operation suffer as a result, the market price of our securities may decline, which could have a material adverse effect on an investment in our securities.

Bitcoin is part of the cryptocurrency environment and is subject to price volatility resulting from financial instability, poor business practices, fraudulent activities of players in the cryptocurrency market, and other factors outside of our control. Such factors may cause a decline in the price of Bitcoin, which may affect the trading price of our shares of common stock.

We have a classified board of directors; therefore, only approximately one-third of the Board is up for election at each annual stockholders’ meeting, which could limit stockholders’ ability to influence directors’ decision making.

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

Article XIV of our Bylaws, as amended, designates the courts of the State of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, and therefore may limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees, or agents.

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

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board (“FASB”) or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition and results of operations. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2022, we concluded that our internal control over financial reporting contained material weaknesses. To remediate these material weaknesses, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

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

We have issued new shares of our common stock, which has a dilutive effect.

We have, primarily, financed our strategic growth through our ATM offerings and issuances of common stock. The issuance of common stock by the Company dilutes the ownership interest of current stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Leased Property

As of December 31, 2022, we leased our corporate offices in Castle Rock, Colorado, Austin, Texas and Costa Mesa, California, offices and manufacturing facilities in Denver, Colorado, temporary office space at our Corsicana Facility, and had a long-term ground lease for the land upon which the Rockdale Facility is constructed.

Property Owned

As of December 31, 2022, we owned the Rockdale Facility and the land upon which the Corsicana Facility is being constructed. We will own the Corsicana Facility once it is constructed.

In our opinion, our facilities, whether owned or leased, are suitable and adequate for their intended purposes, are well-maintained and generally in regular use and have capacities adequate for current and projected needs. Other than the ground lease for the Rockdale Facility noted above, there are no material encumbrances on any of our owned facilities.

ITEM 3.  LEGAL PROCEEDINGS.

The Company, and our subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. We cannot predict the final outcome of such proceedings. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by our insurance program. We maintain property, and various types of liability insurance in an effort to protect ourselves from such claims. In terms of any matters where there is no insurance coverage available to us, or where coverage is available and we maintain a retention or deductible associated with such insurance, we may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by us in the accompanying consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then we disclose the range of possible loss. Paid expenses related to the defense of such claims are recorded by us as incurred and paid. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, we do not believe there is a reasonable possibility that, other than with regard to the Class Action described below, any material loss, if any, will result from any claims, lawsuits and proceedings to which we are subject to either individually, or in the aggregate.

Northern Data Working Capital Dispute

On September 7, 2022, the Company filed a complaint against Northern Data AG (“Northern Data”) in the Delaware Court of Chancery seeking declaratory relief and specific performance under the Stock Purchase Agreement (the “SPA”) that Northern Data entered into with Riot for the purchase of Whinstone.  The SPA requires a post-closing true-up of the purchase price and provides specific procedures to resolve disputes over the same, including a mechanism for submitting any objections to an independent accounting expert for resolution.  The complaint alleges that Northern Data failed to engage in a contractually prescribed process to resolve disputes over the acquisition price.  Accordingly, the Company seeks an order affirmatively declaring that it is entitled to initiate the engagement of an independent accounting expert pursuant to the terms of the SPA, as well as an order compelling specific performance from Northern Data to engage an accounting expert or through the court’s appointment of one of the experts proposed by the Company.

On September 26, 2022, Northern Data filed its Answer, Affirmative Defenses, and Verified Counterclaims and Third-Party Claims, alleging that Riot and Whinstone breached the SPA by withholding certain energy credit payments.  Northern Data further alleges that Riot is improperly seeking to introduce indemnification claims into the contractual process to resolve the parties’ dispute over purchase price.  Northern Data seeks damages in an unspecified amount, a declaration that Riot may not withhold payments for energy credits pending the resolution of the purchase price dispute, and specific performance that Riot may not introduce indemnification claims into the purchase price dispute.  On November 10, 2022, the Company timely filed its answer and affirmative defenses denying Northern Data’s counterclaims.

Northern Data filed a motion for partial summary judgment on its claims for specific performance of the SPA’s provision for payment of certain energy credits by the Company.  The Company filed its answering brief in opposition to the motion on February 3, 2023. Northern Data in turn must file any reply on or before March 10, 2023.

Whinstone Customer Dispute

On June 13, 2022, GMO Gamecenter USA, Inc., a California corporation, and GMO Internet, Inc., a corporation organized and existing under the laws of Tokyo, Japan (collectively “GMO”), filed a complaint against Whinstone US, Inc. in the Supreme Court of the State of New York, County of New York: Commercial Division, Index No.: 656762/2022, subsequently removed to the United States District Court, S.D.N.Y., Case No. 1:22-cv-05974-JPC (the “Complaint”). GMO alleges Whinstone breached the W Colocation Services Agreement (Texas), entered into by GMO and Whinstone on October 16, 2019 (the “Colocation Services Agreement”), by failing to indemnify GMO for certain contractual loss of profit and causing additional damages including loss of revenue, lost profits and loss of savings. GMO is seeking – without substantiation – compensatory damages in excess of $50 million, and pre- and post-judgment interest.

Whinstone’s Answer and Counterclaims were filed on August 22, 2022. On September 12, 2022, GMO filed its answer and affirmative defenses to Whinstone’s counterclaims, which included additional claims against Whinstone, as permitted under the applicable local rules. On November 1, 2022, Whinstone filed supplementary answers and counterclaims to GMO’s answer and affirmative defenses.

Whinstone denies the substantive allegations of the Complaint and has asserted counterclaims seeking a declaratory judgment due to GMO’s failure to negotiate in good faith in accordance with the terms of the Colocation Services Agreement, as well as compensatory damages in excess of $25 million, including damages from loss of revenue, breach of contract, pre- and post-judgment interest, and attorneys’ fees and costs in connection with GMO’s breach of the Colocation Services Agreement. The Company intends to vigorously defend Whinstone against GMO’s claims, and to vigorously enforce Whinstone’s claims against GMO.

Class Actions and Related Claims

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Company’s stockholders in the United District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al., Case No. 3: 18-cv-02293. The complaint asserts violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act on behalf of a putative class of stockholders that purchased stock from November 13, 2017 through February 15, 2018. The complaint alleges that the Company and certain of its officers and directors made, caused to be made, or failed to correct false and/or misleading statements in press releases and public filings regarding its business plan in connection with its cryptocurrency business. The complaint requests damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

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

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company’s officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until June 27, 2023 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

On December 13, 2018, another shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Northern District of New York (Monts v. O’Rourke, et al., Case No. 1:18-cv-01443). The shareholder plaintiffs allege claims for violation of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, waste of corporate assets, and aiding and abetting against certain of the Company’s officers, directors, and an investor. The complaint’s allegations are substantially similar to those made in the other securities class action and shareholder derivative complaints filed in 2018. The complaint seeks unspecific monetary damages and corporate governance changes. Upon the parties’ stipulation, the court issued an order temporarily staying this action until the resolution of the motion(s) to dismiss in the securities class action pending in the United District Court for the District of New Jersey.

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

Holders of our Common Stock

As of March 1, 2023, there were approximately 1,253 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Riot Platforms, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison over a five year period from December 31, 2017 through December 31, 2022, of the cumulative total return on our common stock, the Nasdaq Composite Index and the Russell 2000 Index. Due to the infancy of our industry, we have not compared our performance against a self-constructed peer group or used a Published Industry Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Russell 2000 Index assumes an investment of $100 on December 31, 2017 and reinvestment of dividends. We have historically not declared or paid cash dividends on our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Riot Platforms, Inc., the NASDAQ Composite Index, and the RUSSELL 2000 Index

250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Riot Platforms, Inc.
NASDAQ Composite
RUSSELL 2000

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements:

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in Item 8 - Financial Statements and Supplementary Data. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. See “Forward-Looking Statements.”

As discussed in Item 8. Financial Statements and Supplementary Data, in Note 2. Restatement of Previously Issued Financial Statements, we have restated our previously issued audited Consolidated Financial Statements as of December 31, 2021, and for the years ended December 31, 2021 and 2020, and our unaudited quarterly financial information for the quarterly periods ended March 31, June 30 and September 30, 2022 and 2021. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

Business Overview:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. We also provide comprehensive and critical mining infrastructure for institutional-scale hosted clients to mine Bitcoin at our Rockdale Facility. The Rockdale Facility currently provides 700 megawatts in total developed capacity for our Bitcoin mining and data center hosting services for institutional-scale hosted clients. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently further growing its capacity. Additionally, we are developing the Corsicana Facility, a second large-scale Bitcoin mining data center facility, which, upon completion, is expected to have approximately one gigawatt of capacity available for our own Bitcoin mining and data center hosting services for institutional-scale hosted clients.

We operate in an environment which is consistently evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on investment.

As discussed further in this Annual Report, we operate in three business segments: Bitcoin Mining, Data Center Hosting, and Engineering.

Strategic Acquisitions

Corsicana

During the year ended December 31, 2022, the Company initiated a large-scale development to expand its Bitcoin mining and data center hosting capabilities with the acquisition of a 265-acre site in Navarro County, Texas, strategically located next to the Navarro switch, where the anticipated one-gigawatt Corsicana Facility will be constructed. The initial phase of the development of the Corsicana Facility involves the construction of 400 megawatts of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and transmission facilities to supply power to the facility. Construction of the substation and the data centers is expected to be carried out concurrently, with self-mining and data center hosting operations expected to commence by the fourth quarter of 2023, following the commissioning of the substation, which is also expected to be completed in the fourth quarter of 2023.

Industry Trends

During 2022, we observed several companies in the Bitcoin ecosystem experience significant challenges and initiate bankruptcy proceedings due to the significant decline in the price of Bitcoin and other national and global macroeconomic factors. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on significantly compressed margins. The dramatic increase in the price of Bitcoin observed in the market during prior years caused many companies to over-leverage themselves, thus operating in an unsustainable way given the recent instability in the price of Bitcoin. Riot chose to refrain from engaging in debt-financing activities during this period and, as a result, has not been subject to the significant debt-service shortfalls some of its competitors are experiencing. Despite such challenges in the ecosystem, Riot continues to focus on building long-term stockholder value by taking strategic action to vertically integrate its business, expanding the Rockdale Facility and developing the Corsicana Facility. Management believes this focus will positively affect each of Riot’s three business segments by providing more capacity for its Bitcoin Mining and Data Center Hosting, and by capitalizing on supply chain efficiencies garnered through its Engineering segment. As we grow our business, we continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining and Data Center Hosting facilities.

We anticipate that other companies in the industry will continue to experience challenges and that 2023 will continue to be a period of consolidation in the Bitcoin mining industry, and we believe that, given our relative position, liquidity and absence of long-term debt, in the competitive landscape, we are likely positioned to benefit from this consolidation. As a result of any strategic action undertaken by us, our business and financial results may change significantly. We are continuously evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry. See Part I, Item 1A. “Risk Factors” of this Annual Report for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Bitcoin Mining

The Company’s current focus is on its Bitcoin Mining operations, and during the year ended December 31, 2022, we continued to deploy miners at our Rockdale Facility and continued development activities at the Corsicana Facility, with the objective of increasing the Company’s operational efficiency and performance.

As of December 31, 2022, our Bitcoin Mining business segment operated 88,556 ASIC miners, with a hash rate capacity of 9.7 EH/s. In 2022, we mined 5,554 Bitcoin, which represented an increase of 45.7% over the 3,812 Bitcoin we mined in 2021. We anticipate we will have 111,216 miners in operation by the end of 2023.

Miner Purchases and Deployments

During the year ended December 31, 2022, we purchased, received, and/or deployed the following:

Miners deployed as of January 1, 2022	30,907
Miners received and deployed during the year ended December 31, 2022	57,649
Miners received but not yet deployed	17,530
Miners under contract, but not yet received	5,130
Total miners under contract, expected to be received, or deployed as of December 31, 2022	111,216

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, which were shipped in January 2023. Pursuant to these agreements, as of December 31, 2022, no amounts remain payable to Bitmain.

To take advantage of our low-cost power supply agreement at our Rockdale Facility and eliminate third-party hosting fees, during the year ended December 31, 2022, we elected to not renew our co-location mining services agreement with Coinmint, which therefore terminated automatically per its terms as of July 8, 2022. Upon termination of the agreement, we fully exited our Bitcoin Mining operations at Coinmint. We believe this transition will lower our overall cost of revenues for the Bitcoin Mining business as new miners will be deployed at the Rockdale Facility.

For the year ended December 31, 2022, Bitcoin Mining revenue was approximately $156.9 million.

Data Center Hosting

Upon completion of the Whinstone Acquisition, we commenced an expansion of our Rockdale Facility to 700 MW, from its initial 300 MW of developed capacity. As of December 31, 2022, our 400 MW expansion at the Rockdale Facility had achieved multiple progress milestones while navigating the challenges with the current state of the global supply chain, including the completion of the substation expansion to 700 MW, successful installation of the substation busbar, and 400 MW of high-voltage transformers. We also completed construction of three new buildings in 2022, and a fourth is nearing completion in the first quarter of 2023, which, when completed, will finalize our Rockdale Facility expansion. Two of the four buildings are self-mining buildings dedicated to immersion-cooled Bitcoin mining.

The expansion of our Rockdale Facility has provided capacity to enable us to deploy our current fleet of miners (including those expected to be delivered in future shipments pursuant to our purchase orders with Bitmain) in a self-hosted facility, while allowing Whinstone to continue to operate and grow its existing Data Center Hosting business segment. We believe deploying our miners at the expanded Rockdale Facility has many advantages for our mining operations, including allowing us to operate our miners without incurring third-party colocation services fees and to do so at the fixed low energy costs available to the Rockdale Facility under its long-term power supply agreement.

The Rockdale Facility currently hosts Bitcoin Mining operations for institutional-scale mining customers.

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

For the year ended December 31, 2022, Data Center Hosting revenue was approximately $36.9 million.

Engineering

Our Engineering business segment designs and manufacturers power distribution equipment and custom engineered electrical products that provide us with the ability to vertically integrate many of the critical electrical components and engineering services necessary for our Rockdale Facility expansion and to reduce our execution and counter-party risk in ongoing and future expansion projects. Our engineers also allow us to continue to explore new methods to optimize and develop a best-in-class Bitcoin mining operation and have been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

Our Engineering business segment also provides electricity distribution product design, manufacture, and installation services primarily focused on large-scale commercial and governmental customers and serves a broad scope of clients across a wide range of markets including data center, power generation, utility, water, industrial, and alternative energy. Products are custom built to client and industry specifications Additionally, we utilize an in-house field service and repair department.

Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which the Company has an enforceable right to receive compensation as defined under the contract.

For the year ended December 31, 2022, Engineering revenue was approximately $65.3 million.

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

In addition, nationally, we have experienced and are experiencing varying degrees of inflation, resulting in part from various supply chain disruptions, increased shipping, and transportation costs, and increased raw material and labor costs, as well as other disruptions resulting from the continuing COVID-19 pandemic and general global economic conditions. This inflationary impact on our cost structure has contributed to adjustments in operations, ability to obtain materials and retain talent, despite a continued focus on reducing our costs where possible.

Global Logistics

Global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Annual Report, we have been able to effectively mitigate any delivery delays to avoid materially impacting our miner deployment schedule, however, there are no assurances we will be able to continue to mitigate any such delivery delays in the future. Additionally, the expansion of the Rockdale

Facility and the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and hold many of the required materials to help mitigate global supply logistic and pricing concerns. We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans.

Summary of Bitcoin Mining Results

The following table presents additional information about our Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2020	514	$3,839
Revenue recognized from Bitcoin mined	1,033	11,984
Mining pool operating fees	—	(146)
Proceeds from sale of Bitcoin	(500)	(8,298)
Realized gain on sale/exchange of Bitcoin (as restated)	26	6,350
Impairment of Bitcoin (as restated)	—	(3,595)
Bitcoin received from sale of equipment	5	52
Balance as of December 31, 2020 (as restated)	1,078	10,186
Revenue recognized from Bitcoin mined	3,812	184,422
Exchange of Bitcoin for employee compensation	(6)	(295)
Realized gain on sale/exchange of Bitcoin (as restated)	—	253
Impairment of Bitcoin (as restated)	—	(43,973)
Balance as of December 31, 2021 (as restated)	4,884	150,593
Revenue recognized from Bitcoin mined	5,554	156,870
Proceeds from sale of Bitcoin	(3,425)	(79,529)
Exchange of Bitcoin for employee compensation	(39)	(1,495)
Realized gain on sale/exchange of Bitcoin	—	30,346
Impairment of Bitcoin	—	(147,365)
Balance as of December 31, 2022	6,974	$109,420

Results of Operations Comparative Results for the Years Ended December 31, 2022 and 2021:

Revenues:

Total revenue for the years ended December 31, 2022 and 2021, was $259.2 million and $213.2 million, respectively, and consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and other revenue.

For the years ended December 31, 2022 and 2021, Bitcoin Mining revenue was $156.9 million, and $184.4 million, respectively. The decrease of $27.6 million in Bitcoin Mining revenue was due to lower values of Bitcoin mined in 2022, averaging $28,245 per coin, as compared to $45,744 per coin in 2021, partially offset by a higher number of Bitcoin mined in 2022, which totaled 5,554, as compared to 3,812 in the 2021 period, and an increase in miners deployed. The primary reason for the increase in the number of Bitcoin mined was due to the Company’s effective employment of its proprietary power strategy to significantly reduce overall power costs. During the year ended December 31, 2022, the Company earned $27.3 million in power curtailment credits, to be credited against its power invoices, as a result of temporarily pausing its operations. The power curtailment credits are recorded as an offset against operating expenses and equate to approximately 1,815 Bitcoin, as computed by using the average daily closing BTC prices on a monthly basis. During the year ended December 31, 2021, the Company earned $6.5 million in power credits, or the equivalent of approximately 251 Bitcoin.

For the years ended December 31, 2022 and 2021, Data Center Hosting revenue was $36.9 million and $24.5 million, respectively. The increase of $12.3 was primarily attributable to 2021 only including activity subsequent to the acquisition of Whinstone in May 2021.

For the years ended December 31, 2022 and 2021, Engineering revenue was $65.3 million and $4.2 million, respectively. The increase of $61.2 was primarily attributable to 2021 only including activity subsequent to the acquisition of ESS Metron in December 2021.

Costs and expenses:

Cost of revenues for Bitcoin Mining for the years ended December 31, 2022 and 2021 were $74.3 million and $45.5 million, respectively, representing an increase of approximately $28.8 million. As a percentage of Mining revenue, cost of revenues totaled 47.4% and 24.7% for each of the years ended December 31, 2022 and 2021, respectively. Bitcoin Mining cost of revenues consist primarily of direct production costs of mining operations, including electricity, labor, insurance and, for a portion of 2022, the variable Coinmint hosting fee, but excluding depreciation and amortization, which are separately stated. The increase of $28.8 million is primarily due to the increase in mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support the mining operations. During the years ended December 31, 2022 and 2021, the Company earned $27.3 million and $6.5 million, respectively, in power credits, to be credited against its power invoices, as a result of temporarily pausing its operations. These credits are recognized in power curtailment credits in the statements of operations, outside of cost of revenues, but significantly reduce the Company’s overall cost to mine Bitcoin. When netting the power curtailment credits with the costs of revenues, the net costs as a percentage of Mining revenue were 39.7% and 24.7% for the years ended December 31, 2022 and 2021, respectively.

Cost of revenues for Data Center Hosting for the years ended December 31, 2022 and 2021 was $61.9 million and $33.0 million, respectively. The 2022 costs consisted primarily of direct power costs, with the balance primarily incurred for compensation and rent costs. The increase in costs was primarily attributable to 2021 only including activity subsequent to the acquisition of Whinstone in May 2021.

Cost of revenues for Engineering for the years ended December 31, 2022 and 2021 was $57.5 million and $3.6 million, respectively. The 2022 costs consisted primarily of $40.3 million for direct materials and labor, as well as indirect manufacturing costs. The increase in costs was primarily attributable to 2021 only including activity subsequent to the acquisition of ESS Metron in December 2021.

Selling, general and administrative expenses during the years ended December 31, 2022 and 2021 totaled $67.5 million and $87.4 million, respectively. The decrease of $20.0 million was primarily attributable to a decrease in stock-compensation expense of  approximately $43.9 million resulting from the adoption of the performance-based stock plan in August 2021, combined with lower grant date values of our common stock, partially offset by increases in compensation expense, which increased by $12.4 million, and other expenses, due to 2022 including a full year’s of activity related to the operations of Whinstone and ESS Metron.

Depreciation and amortization expense during the years ended December 31, 2022 and 2021 totaled $108.0 million and $26.3 million, respectively. The increase of $81.6 million was primarily due to higher depreciation expense recognized for the Rockdale Facility, our recently acquired miners, and depreciation of the assets acquired as part of the Whinstone and ESS Metron acquisitions not impacting all of 2021.

Changes in fair value of our derivative asset for the years ended December 31, 2022 and 2021 were gains of $71.4 and $12.1 million, respectively. The gains were primarily due to the increase in the forward power market curve compared to the fixed-rate in our power purchase agreement.

Power curtailment credits during the years ended December 31, 2022 and 2021, were $27.3 and $6.5 million, respectively, from power sales to ERCOT through its Demand Response Services Programs. Depending on the spot market price of electricity, we opportunistically sell electricity back to ERCOT in exchange for cash payments or credits against future invoices, rather than using the power for the Company’s operations during these peak times. These peak times and spot market prices can vary significantly depending on consumer demand for electricity, the time of day and extreme weather.

Realized gain on sale/exchange of Bitcoin for the years ended December 31, 2022 and 2021 were $30.3 million and $0.3 million, respectively. Beginning in March 2022, the Company began selling a portion of its monthly Bitcoin production to fund its operations and expansion cash requirements. The Company sold, or transferred for employee compensation, 3,464 Bitcoin during 2022 compared to only six during 2021.

Gain on exchange of equipment for the years ended December 31, 2022 and 2021 were $16.3 million and zero, respectively. The gain was a result of the exchange of miners with a third-party Bitcoin mining company.

Casualty-related charges (recoveries), net during the years ended December 31, 2022 and 2021 were $9.7 million and zero, respectively. In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, impacting approximately 2.5 EH/s of our hash rate capacity.

Impairment of Bitcoin for the years ended December 31, 2022 and 2021 was $147.4 million and $44.0 million, respectively, attributable to the decline in Bitcoin values and increase in Bitcoin mined in 2022 as compared to 2021.

Impairment of goodwill for the year ended December 31, 2022, was $335.6 million due to adverse changes in our business climate, including decreases in the price of Bitcoin and increased volatility of equity markets, increased weighted-average costs of capital, primarily driven by an increase in interest rates, and market concerns related to inflation, supply chain disruption issues and other macroeconomic factors indicating a triggering event had occurred. Testing performed indicated the fair value of the reporting units did not exceed their carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire carrying amount of the goodwill was recognized as a non-cash impairment charge.

Impairment of miners for the year ended December 31, 2022, was $55.5 million and was entirely attributable to our miners. Adverse changes in our business climate, including decreases in the price of Bitcoin and related decreases in market prices of miners indicated a triggering event had occurred. Testing performed indicated the estimated fair value of our miners to be less than their net carrying value as of December 31, 2022, and the carrying value of miners was written down to their estimated fair value.

Other Income (Expense):

For the years ended December 31, 2022 and 2021, total other income (expense) was ($8.6) million and $14.7 million, respectively. The $8.6 million loss incurred in 2022 primarily consisted of realized losses on marketable equity securities of $9.0 million upon the sale of all of our marketable equity securities. The income of $14.7 million in 2021 primarily consisted of $26.3 million of realized gain on the sale/exchange of long-term investments, partially offset by $13.7 million of unrealized losses on marketable equity securities.

Income Taxes:

For the years ended December 31, 2022 and 2021 the Company recorded total income tax benefit (expense) of $11.7 million and ($0.3) million, respectively. The increase in tax benefit of $12.0 million was primarily attributable to the change in the contingent consideration liability.

Results of Operations Comparative Results for the Years Ended December 31, 2021 and 2020:

Revenues:

Total revenue for the years ended December 31, 2021 and 2020, was $213.2 million and $12.1 million, respectively, and consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and Other revenue.

For the years ended December 31, 2021 and 2020, Bitcoin Mining revenue was $184.4 million, and $12.0 million, respectively. The increase of $172.4 million in mining revenue was due to higher Bitcoin values in the 2021 period, averaging $45,744 per coin as compared to $11,461 per coin in the 2020 period, combined with a higher number of Bitcoin mined in 2021, which totaled 3,812, as compared to 1,033 in the 2020 period.

For the period from the acquisition of Whinstone on May 26, 2021 to December 31, 2021, Data Center Hosting revenue was $24.5 million; there was no Data Center Hosting revenue for the year ended December 31, 2020.

For the period from the acquisition of ESS Metron on December 1, 2021 to December 31, 2021, Engineering revenue was $4.2 million; there was no Engineering revenue for the year ended December 31, 2020.

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

Cost of revenues for Data Center Hosting for the period from the acquisition of Whinstone on May 26, 2021 to December 31, 2021 was $33.0 million; there were no Data Center Hosting costs for the year ended December 31, 2020. The 2021 costs consisted primarily of direct power costs, with the balance primarily incurred for compensation and rent costs.

Cost of revenues for Engineering for the period from the acquisition of ESS Metron on December 1, 2021 to December 31, 2021 was $3.6 million; there were no Engineering costs for the year ended December 31, 2020. The 2021 costs consisted primarily of $3.6 million for direct materials and labor, as well as indirect manufacturing costs.

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

Depreciation and amortization expense during the year ended December 31, 2021 totaled $26.3 million, which is an increase of approximately $21.8 million, as compared to $4.5 million for the year ended December 31, 2020. The increase is primarily due to higher depreciation expense recognized for the Rockdale Facility and our recently acquired miners.

Change in fair value of our derivative asset for the period from the acquisition of Whinstone to December 31, 2021, was $12.1 million, recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value on the date of our acquisition of Whinstone. There were no derivative assets for the year ended December 31, 2020.

Power curtailment credits during the year ended December 31, 2021 totaled $6.5 million and were from power sales to ERCOT through its Demand Response Services Programs. Depending on the spot market price of electricity, we opportunistically sell electricity back to ERCOT in exchange for cash payments, rather than using the power for the Company’s operations during these peak times. These peak times and spot market prices can vary significantly depending on consumer demand for electricity, the time of day and extreme weather. There were no power curtailment credits for the year ended December 31, 2020.

Impairment of long-term investments of $9.4 million recognized during the year ended December 31, 2020 was recorded in connection with the impairment of our investment in Coinsquare Ltd., a Canadian cryptocurrency exchange (“Coinsquare”).

Impairment of Bitcoin for the years ended December 31, 2021 and 2020 was $44.0 million and $3.6 million respectively, arising from the decline in Bitcoin prices during the periods.

Other Income:

Other income for the years ended December 31, 2021 and 2020 was $14.7 million and $1.4 million, respectively. The increase of $13.3 million is primarily related to a $26.3 million realized gain on the sale/exchange of long-term investment recognized in connection with the exchange of our shares of Coinsquare, partially offset by a $13.7 million unrealized loss on the decline in fair value our marketable equity securities.

Income Taxes:

For the year ended December 31, 2021 the Company recorded an income tax expense of $0.3 million. There was no income tax expense or benefit recorded for the year ended December 31, 2020.

Non-GAAP Measures

In addition to financial measures presented under generally accepted accounting principles in the United States of America (“GAAP”), we consistently evaluate our use of and calculation of the non-GAAP financial measures, “Adjusted EBITDA” and Adjusted earnings per share (“Adjusted EPS”). Adjusted EBITDA is a financial measure defined as our EBITDA, adjusted to eliminate the effects of certain non-cash and/or non-recurring items, that do not reflect our ongoing strategic business operations. EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA further adjusted for certain income and expenses, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items. We exclude impairments and gains or losses on sales or exchanges of Bitcoin from our calculation of Adjusted EBITDA for all periods presented.

Adjusted EPS is a financial measure defined as our Adjusted EBITDA divided by our diluted weighted-average shares outstanding.

We believe Adjusted EBITDA and Adjusted EPS can be important financial measures because they allow management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments.

Adjusted EBITDA and Adjusted EPS are provided in addition to, and should not be considered to be a substitute for, or superior to, net income, the comparable measure under GAAP for Adjusted EBITDA, and to diluted net income (loss) per share, the comparable measure under GAAP for Adjusted EPS. Further, Adjusted EBITDA and Adjusted EPS should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA and Adjusted EPS have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial metric:

	Years Ended December 31,
	2022	2021	2020
		(as restated)	(as restated)

Net income (loss)	$(509,553)	$(15,437)	$(14,107)
Interest (income) expense	(454)	296	(85)
Income tax expense (benefit)	(11,749)	254	—
Depreciation and amortization	107,950	26,324	4,494
EBITDA	(413,806)	11,437	(9,698)

Adjustments:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	24,555	68,491	3,407
Acquisition-related costs	78	21,198	—
Change in fair value of derivative asset	(71,418)	(12,112)	—
Change in fair value of contingent consideration	(159)	975	—
Realized gain on sale/exchange of long-term investment	—	(26,260)	—
Realized loss on sale of marketable equity securities	8,996	—	—
Unrealized (gain) loss on marketable equity securities	—	13,655	—
Reversal of registration rights penalty	—	—	(1,358)
Gain on exchange of equipment	(16,281)	—	(29)
Casualty-related charges (recoveries), net	9,688	—	—
Impairment of goodwill	335,648	—	—
Impairment of miners	55,544	—	—
Other (income) expense	59	(2,378)	6
Other revenue, (income) expense items:
License fees	(97)	(97)	(97)
Adjusted EBITDA	$(67,193)	$74,909	$(7,769)

The following table reconciles Adjusted EPS to Diluted net income (loss) per share, the most comparable GAAP financial metric:

	Years Ended December 31,
	2022	2021	2020
		(as restated)	(as restated)

Diluted net income (loss) per share	$(3.65)	$(0.17)	$(0.34)
Interest (income) expense	-	-	-
Income tax expense (benefit)	(0.08)	-	-
Depreciation and amortization	0.77	0.28	0.11
EBITDA per share	(2.96)	0.11	(0.23)

Adjustments, per share:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	0.18	0.73	0.08
Acquisition-related costs	-	0.23	-
Change in fair value of derivative asset	(0.51)	(0.13)	-
Change in fair value of contingent consideration	-	0.01	-
Realized gain on sale/exchange of long-term investment	-	(0.28)	-
Realized loss on sale of marketable equity securities	0.06	-	-
Unrealized (gain) loss on marketable equity securities	-	0.15	-
Reversal of registration rights penalty	-	-	(0.03)
Gain on exchange of equipment	(0.12)	-	-
Casualty-related charges (recoveries), net	0.07	-	-
Impairment of goodwill	2.41	-	-
Impairment of miners	0.40	-	-
Other (income) expense	-	(0.03)	-
Other revenue, (income) expense items:
License fees	-	-	-
Adjusted EPS	$(0.47)	$0.79	$(0.18)

Diluted weighted average number of shares outstanding	139,433,901	93,452,764	41,976,704

In addition to the non-GAAP financial measures of Adjusted EBITDA and Adjusted EPS described above, we believe “Bitcoin Mining revenue in excess of cost of revenues, net of power curtailment credits”, “Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits”, “Cost of revenues – Bitcoin Mining, net of power curtailment credits” and “Cost of revenues – Data Center Hosting, net of power curtailment credits” are additional performance measurements that represent a key indicator of the Company’s core business operations of both Bitcoin mining and Data Center Hosting.

We believe our ability to offer power back to the grid at market-driven spot prices, thereby reducing our operating costs, is integral to our overall strategy, specifically our power management strategy and our commitment to supporting the ERCOT grid. While participation in various grid demand response programs may impact our Bitcoin production, we view this as an important part of our partnership-driven approach with ERCOT and our commitment to being a good corporate citizen in our communities.

We also believe netting the power sales against our costs can be an important financial measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our operating efficiencies, from period-to-period by making such adjustments. We have allocated the benefit of the power sales to our Data Center Hosting and Bitcoin Mining segments based on their proportional power consumption during the periods presented.

Bitcoin Mining revenue in excess of cost of revenues, net of power curtailment credits, Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits, Cost of revenues – Bitcoin Mining, net of power curtailment credits and Cost of revenues – Data Center Hosting, net of power curtailment credits are provided in addition to and should not be considered to be a substitute for, or superior to Revenue – Bitcoin Mining, Revenue – Data Center Hosting, Cost of revenues – Bitcoin Mining or Cost of revenues – Data Center Hosting as presented in our consolidated statements of operations.

Reconciliations of these measurements to the most comparable GAAP financial metrics for historical periods are presented in the table below:

	Years Ended December 31,
	2022	2021	2020
Bitcoin Mining
Revenue	$156,870	$184,422	$11,984

Costs of revenues	74,335	45,513	6,251
Power curtailment credits	(11,991)	—	—
Cost of revenues, net of power curtailment credits	62,344	45,513	6,251

Bitcoin Mining revenue in excess of cost of revenues, net of power curtailment credits	$94,526	$138,909	$5,733
Bitcoin Mining revenue in excess of cost of revenues, net of power curtailment credits, as a percentage of revenue	60.3%	75.3%	47.8%

Data Center Hosting
Revenue	$36,862	$24,546	$—

Costs of revenues	61,906	32,998	—
Power curtailment credits	(15,354)	(6,514)	—
Cost of revenues, net of power curtailment credits	46,552	26,484	—

Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits	$(9,690)	$(1,938)	$—
Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits, as a percentage of revenue	(26.3)%	(7.9)%	—

Total power curtailment credits	(27,345)	(6,514)	—

RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

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

Impairment of cryptocurrencies for the three months ended March 31, 2022 and 2021 was $25.9 million and $2.4 million, respectively, arising from the decline in Bitcoin prices.

Other income and expenses:

Other expense for the three months ended March 31, 2022 was $2.0 million and primarily consisted of the unrealized loss on marketable equity securities. Other income for the three months ended March 31, 2021 was $0.2 million.

Reconciliations of GAAP to Non-GAAP Measures

	Three Months Ended March 31,
	2022	2021
	(as restated)	(as restated)

Net income (loss)	$36,578	$5,156
Interest (income) expense	220	(175)
Income tax expense (benefit)	312	—
Depreciation and amortization	14,985	2,846
EBITDA	52,095	7,827

Adjustments:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	3,042	936
Acquisition-related costs	78	—
Change in fair value of derivative asset	(46,235)	—
Change in fair value of contingent consideration	176	—
Realized loss on sale of marketable equity securities	1,611	—
Other (income) expense	137	—
Other revenue, (income) expense items:
License fees	(24)	(24)
Adjusted EBITDA	$10,880	$8,739

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

Impairment of cryptocurrencies for the three months ended June 30, 2022 and 2021 was $101.4 million and $17.8 million, respectively, arising from the decline in Bitcoin prices.

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

Impairment of cryptocurrencies for the six months ended June 30, 2022 and 2021 was $127.2 million and $20.2 million, respectively, arising from the decline in Bitcoin prices.

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

Reconciliations of GAAP to Non-GAAP Measures

Non-GAAP Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)

Net income (loss)	$(353,559)	$19,009	$(316,981)	$24,165
Interest (income) expense	—	(80)	357	(80)
Income tax expense (benefit)	(6,199)	3,730	(5,887)	3,730
Depreciation and amortization	20,562	5,738	34,807	8,584
EBITDA	(339,196)	28,397	(287,704)	36,399

Adjustments:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	701	970	3,743	1,905
Acquisition-related costs	—	17,032	78	18,342
Change in fair value of derivative asset	(60,931)	(16,393)	(104,614)	(16,393)
Change in fair value of contingent consideration	—	185	176	185
Realized gain on sale/exchange of long-term investment	—	(26,260)	—	(26,260)
Realized loss on sale of marketable equity securities	1,624	—	1,624	—
Unrealized (gain) loss on marketable equity securities	4,837	(339)	6,448	(339)
Reversal of registration rights penalty	—	—	—	—
Gain on exchange of equipment	(8,614)	—	(8,614)	—
Impairment of goodwill	335,648	—	335,648	—
Other (income) expense	59	(1,510)	59	(1,510)
Other revenue, (income) expense items:
License fees	(24)	(24)	(48)	(48)
Adjusted EBITDA	$(65,896)	$2,058	$(53,204)	$12,281

Non-GAAP Adjusted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)

Diluted net income (loss) per share	$(2.71)	$0.21	$(2.56)	$0.28
Interest (income) expense	—	(0.00)	0.00	(0.00)
Income tax expense (benefit)	(0.05)	0.04	(0.05)	0.04
Depreciation and amortization	0.16	0.06	0.28	0.10
EBITDA	(2.60)	0.32	(2.32)	0.42

Adjustments:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	0.01	0.01	0.03	0.02
Acquisition-related costs	—	0.19	—	0.21
Change in fair value of derivative asset	(0.47)	(0.18)	(0.85)	(0.19)
Change in fair value of contingent consideration	—	—	—	—
Realized gain on sale/exchange of long-term investment	—	(0.29)	—	(0.30)
Realized loss on sale of marketable equity securities	0.01	—	0.01	—
Unrealized (gain) loss on marketable equity securities	0.04	(0.00)	0.05	(0.00)
Reversal of registration rights penalty	—	—	—	—
Gain on exchange of equipment	(0.07)	—	(0.07)	—
Impairment of goodwill	2.57	—	2.71	—
Other (income) expense	—	(0.02)	—	(0.02)
Other revenue, (income) expense items:
License fees	—	—	—	—
Adjusted EBITDA	$(0.51)	$0.02	$(0.43)	$0.14

Diluted weighted average number of shares outstanding	130,405,502	89,241,044	123,760,839	86,501,471

Non-GAAP Costs of Revenues, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs of revenues - Data Center Hosting	$15,184	$3,736	$30,169	$3,736
Power curtailment credits	(3,497)	(1,143)	(5,438)	(1,143)
Cost of revenues - Data Center Hosting, net of power curtailment credits	$11,687	$2,593	$24,731	$2,593

Costs of revenues - Mining	$17,995	$9,325	$37,089	$16,859
Power curtailment credits	(2,209)	—	(2,820)	—
Cost of revenues - Mining, net of power curtailment credits	$15,786	$9,325	$34,269	$16,859

Total power curtailment credits	(5,706)	(1,143)	(8,258)	(1,143)

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

Realized gain on sale/exchange of Bitcoin for the three months ended September 30, 2022 was $3.1 million. The realized gain or loss on sale/exchange of Bitcoin for the three months ended September 30, 2021 was nominal.

Gain on exchange of equipment for the three months ended September 30, 2022 was $7.7 million arising from the equipment exchange agreement with a third-party Bitcoin mining company. There was no gain on exchange of equipment during the three months ended September 30, 2021.

Impairment of Bitcoin for the three months ended September 30, 2022 and 2021 was $3.0 million and $6.7 million, respectively, arising from the decline in Bitcoin prices. There was no impairment of Bitcoin recognized during the three months ended September 30, 2021.

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

Realized gain on sale/exchange of Bitcoin for the nine months ended September 30, 2022 and 2021 was $28.0 million and $0.1 million, respectively.

Gain on exchange of equipment for the nine months ended September 30, 2022 was $16.3 million arising from the equipment exchange agreement with a third-party Bitcoin mining company. There was no gain on exchange of equipment during the nine months ended September 30, 2021.

Impairment of Bitcoin for the nine months ended September 30, 2022 and 2021 was $130.3 million and $26.9 million, respectively, arising from the decline in Bitcoin prices.

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

Reconciliations of GAAP to Non-GAAP Measures

Non-GAAP Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)

Net income (loss)	$(32,435)	$(22,035)	$(349,416)	$2,130
Interest (income) expense	(348)	(40)	9	(295)
Income tax expense (benefit)	(2,952)	—	(8,839)	3,730
Depreciation and amortization	26,559	12,207	61,366	20,791
EBITDA	(9,176)	(9,868)	(296,880)	26,356

Adjustments:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	3,561	36,023	7,304	37,928
Acquisition-related costs	—	552	78	18,894
Change in fair value of derivative asset	17,749	(7,413)	(86,865)	(23,806)
Change in fair value of contingent consideration	—	259	176	444
Realized gain on sale/exchange of long-term investment	—	—	—	(26,260)
Realized loss on sale of marketable equity securities	—	—	1,624	—
Unrealized (gain) loss on marketable equity securities	(142)	11,151	6,306	10,812
Gain on exchange of equipment	(7,667)	—	(16,281)	—
Impairment of goodwill	—	—	335,648	—
Other (income) expense	—	85	59	(1,425)
Other revenue, (income) expense items:
License fees	(25)	(25)	(73)	(73)
Adjusted EBITDA	$4,300	$30,764	$(48,904)	$42,870

Non-GAAP Adjusted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)

Diluted net income (loss) per share	$(0.21)	$(0.23)	$(2.61)	$0.02
Interest (income) expense	—	—	—	—
Income tax expense (benefit)	(0.02)	—	(0.07)	0.04
Depreciation and amortization	0.17	0.13	0.46	0.23
EBITDA	(0.06)	(0.10)	(2.22)	0.29

Adjustments:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	0.02	0.37	0.05	0.42
Acquisition-related costs	—	0.01	—	0.21
Change in fair value of derivative asset	0.12	(0.08)	(0.65)	(0.26)
Change in fair value of contingent consideration	—	—	—	—
Realized gain on sale/exchange of long-term investment	—	—	—	(0.29)
Realized loss on sale of marketable equity securities	—	—	0.01	—
Unrealized (gain) loss on marketable equity securities	—	0.12	0.05	0.12
Gain on exchange of equipment	(0.05)	—	(0.12)	—
Impairment of goodwill	—	—	2.51	—
Other (income) expense	—	—	—	(0.02)
Other revenue, (income) expense items:
License fees	—	—	—	—
Adjusted EBITDA	$0.03	$0.32	$(0.37)	$0.47

Diluted weighted average number of shares outstanding	153,895,123	96,064,036	133,894,338	89,896,374

Non-GAAP Costs of Revenues, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Bitcoin Mining
Revenue	$22,070	$53,590	$126,166	$108,213

Costs of revenues	14,677	13,034	51,766	29,893
Power curtailment credits	(6,104)	—	(8,175)	—
Cost of revenues, net of power curtailment credits	8,573	13,034	43,591	29,893

Bitcoin Mining revenue in excess of cost of revenues, net of power curtailment credits	$13,497	$40,556	$82,575	$78,320
Bitcoin Mining revenue in excess of cost of revenues, net of power curtailment credits, as a percentage of revenue	61.2%	75.7%	65.4%	72.4%

Data Center Hosting
Revenue	$8,371	$11,193	$27,899	$14,067

Costs of revenues	14,223	12,581	44,392	16,317
Power curtailment credits	(6,996)	(2,507)	(13,153)	(3,650)
Cost of revenues, net of power curtailment credits	7,227	10,074	31,239	12,667

Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits	$1,144	$1,119	$(3,340)	$1,400
Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits, as a percentage of revenue	13.7%	10.0%	(12.0)%	10.0%

Total power curtailment credits	(13,100)	(2,507)	(21,328)	(3,650)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had working capital of approximately $321.8 million, which included cash and cash equivalents of $230.3 million. We reported a net loss of $509.6 million during the year ended December 31, 2022. The net loss included $415.0 million in non-cash items, primarily consisting of an impairment of goodwill of $335.6, impairments of Bitcoin of $147.4, depreciation and amortization of $108.0 million, and impairment of miners of $55.5 million, partially offset by $156.9 of net Bitcoin revenue and the change in fair value of our derivative asset of $71.4 million.

During the year ended December 31, 2022, the Company sold 3,425 Bitcoin for proceeds of approximately $79.5 million. The Company monitors its balance sheet on an ongoing basis and continuously evaluates the level of Bitcoin retained from monthly production in consideration of the cash requirements and its ongoing operations and expansion.

Contractual Commitments

As of December 31, 2022, we had no contractual commitments.

Coinmint Co-location Mining Services Agreement

On April 8, 2020, we entered into an agreement with Coinmint, pursuant to which Coinmint agreed to provide up to approximately 9.5 megawatts of electrical power and to perform all maintenance necessary to operate the Company’s miners deployed at Coinmint. In exchange, Coinmint was reimbursed for direct production expenses and received a performance fee based on the net Bitcoin generated by the Company’s miners deployed at Coinmint. The amount of electrical power supplied to the Company’s miners at Coinmint was subsequently increased to accommodate the Company’s expanding miner fleet. During the year ended December 31, 2022, we elected to not renew its co-location mining services agreement with Coinmint, which was therefore terminated automatically per its terms as of July 8, 2022.

Miners

During the year ended December 31, 2021, we entered into six purchase agreements with Bitmain to acquire 52,500 Antminer model S19j (90 Terahash per second) (“TH/s”) miners and 30,000 of their latest Antminer model S19XP (140 TH/s) miners for a combined total purchase price of approximately $535.0 million. Pursuant to these agreements, no amounts remained payable to Bitmain at December 31, 2022. All miners subject to these purchase orders were delivered through December 31, 2022, except for 5,130 miners, which were delivered in January 2023.

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

Development of the Corsicana Facility Data Center

During the year ended December 31, 2022, we announced the initiation of a large-scale development to expand our Bitcoin mining and data center hosting capabilities in Navarro County, Texas with the acquisition of a 265-acre site where the anticipated one-gigawatt Corsicana Facility is being constructed. The Company received approval from ERCOT for the entire one-gigawatt capacity. The initial phase of the development of the Corsicana Facility involves the construction on the 265-acre site of 400 megawatts of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and transmission facilities to supply power to the facility. Construction of the substation and the data centers is expected to be carried out concurrently, with self-mining and data center hosting operations expected to commence by the fourth quarter of 2023, following the commissioning of the substation, which is expected to be completed in the fourth quarter of 2023.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing the Company’s immersion-cooling infrastructure and technology. The Company estimates that the total cost of the first phase of the development will be approximately $333 million, which is scheduled to be invested through the first quarter of 2024. Through December 31, 2022, we had incurred costs of approximately $53.4 million related to the development of the Corsicana Facility, which consisted of $10.1 million for land, $38.6 million of initial developments costs and equipment and a $4.7 million deposit for future power usage. We expect to incur costs of approximately $199 million during 2023 and approximately $81 million during the first quarter of 2024.

Revenue from Operations

Bitcoin Mining

Funding our operations on a go-forward basis will rely significantly on our ability to mine Bitcoin at a price above our Bitcoin Mining costs and revenue generated from our Data Center Hosting and Engineering customers. We expect to generate ongoing revenues from Bitcoin rewards from our Bitcoin Mining operations and our ability to liquidate Bitcoin rewards at future values will be regularly evaluated to generate cash for operations.

Generating Bitcoin rewards, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate proceeds from the sale of our Bitcoin produced from our Bitcoin Mining business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

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

Data Center Hosting

In general, we provide power for our data center customers on a variable (sub-metered) basis. A customer pays us variable monthly fees for the specific amount of power utilized at rates specified in each contract, subject to certain minimums. We recognize variable power revenue each month as the uncertainty related to the consideration is resolved, power is provided to our customers, and our customers utilize the power (the customer simultaneously receives and consumes the benefits of our performance).

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining customers, for which we bill the customer at a fixed monthly fee or at an hourly rate. For the construction of customer-owned equipment, revenue is recognized upon completion of each phase of the construction project, as defined in each contract. For the construction of assets owned by us but paid for and used by the customer during the term of their data center hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract.

Maintenance services include cleaning, cabling, and other services to maintain the customers’ equipment. We bill the customer at a fixed monthly fee or at an hourly rate. Revenue is recognized as these services are provided.

Engineering

Substantially all engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts. Revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which we have an enforceable right to receive compensation as defined under the contract. The length of time required to complete a custom product varies but is typically between four to 12 weeks.

Customers are typically required to make periodic progress payments based on contractually agreed-upon milestones.

If we are unable to generate sufficient revenue from our Bitcoin Mining, Data Center Hosting, or Engineering operations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

At-the-Market Equity Offerings

2022 ATM Offering

In March 2022, we entered into an ATM sales agreement under which we could offer and sell up to $500.0 million in shares of the Company’s common stock. During the year ended December 31, 2022, we received gross proceeds of approximately $304.8 million ($298.2 million, net of $6.6 million in commissions and expenses), from the sale of 37,052,612 shares of common stock at an average fair value of $8.23 per share.

2021 ATM Offering

In August 2021, we entered into an ATM sales agreement under which we could offer and sell up to $600.0 million in shares of the Company’s common stock. During the year ended December 31, 2021, we received gross proceeds of approximately $600.0 million ($587.2 million, net of $12.8 million in commissions and expenses), from the sale of 19,910,589 shares of common stock at an average fair value of $29.53 per share. With the sale and issuance of these shares, all $600.0 million in shares of our common stock available for sale under 2021 ATM Offering had been issued.

2020 ATM Offering

In January 2021, we received gross proceeds of approximately $84.8 million ($82.7 million net, after $2.1 million in expenses) from the sale of 4,433,468 shares of common stock at an average fair value of $19.13 per share under an ATM agreement we entered into in December 2020. With the sale and issuance of these shares, and of the shares previously sold and issued during the year ended December 31, 2020, all $200 million in shares of our common stock available for sale under the December 2020 ATM Offering had been issued.

In October 2020, we entered into an ATM sales agreement under which we received proceeds of approximately $100.0 million from the sale of common shares. We incurred fees of up to 3.0% of the gross proceeds received.

Legal Proceedings

The Company has been named a defendant in several class action and other investor related lawsuits as more fully described in Part I, Item 3., “Legal Proceedings”, of this Annual Report. While the Company maintains policies of insurance, such policies may not cover all of the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

Operating Activities

For the year ended December 31, 2022, Net cash provided by operating activities was $0.5 million, which primarily consisted of:

●	the net loss of $509.6 million;
●	an increase in assets and liabilities of $95.1 million, which consisted primarily of:
●	proceeds from the sale of Bitcoin of $79.5 million and $59.0 million from the receipt of future power credits, partially offset by an increase in prepaids and other assets of $25.5 million and a decrease in accounts receivable of $11.5 million; and
●	non-cash reconciling items of $415.0 million, consisting primarily of:
●	impairment of goodwill of $335.6 million,
●	impairment of Bitcoin of $147.4 million,
●	depreciation and amortization of $108.0 million,
●	impairment of miners of $55.5 million,

partially offset by:

●	the change in fair value of our derivative asset of $71.4 million, and
●	net Bitcoin revenue of $156.9 million.

For the year ended December 31, 2021, Net cash used in operating activities was $86.1 million, which primarily consisted of:

●	the net loss of $15.4 million; and
●	a decreases in assets and liabilities of $2.6 million, which consisted primarily of:
●	an increase in accrued expenses of $16.1 million, partially offset by a decrease in deferred revenue of $12.9 million; and
●	non-cash reconciling items of $69.7 million, consisting primarily of:
●	net Bitcoin revenue of $184.4 million,
●	stock-based compensation expense of $68.5 million,
●	impairment of Bitcoin of $44.0 million,
●	depreciation and amortization of $26.3 million, and
●	an unrealized loss on marketable equity securities of $13.7 million,

partially offset by:

●	a realized gain on the sale/exchange of long-term investment of $26.3 million; and
●	and the change in fair value of our derivative asset of $12.1 million.

For the year ended December 31, 2020, Net cash used in operating activities was $2.8 million, which primarily consisted of:

●	the net loss of $14.1 million; and
●	an increase in assets and liabilities of $9.7 million, which consisted primarily of:
●	proceeds from the sale of Bitcoin of $8.3 million; and
●	non-cash reconciling items of $1.6 million, consisting primarily of:
●	net Bitcoin revenue of $11.8 million
●	the impairment of our investment in Coinsquare of $9.4 million,
●	depreciation and amortization of $4.5 million,
●	impairment of Bitcoin of $3.6 million, and
●	stock-based compensation expense of $3.4 million,

partially offset by:

●	a $6.4 million realized gain on the sale/exchange of Bitcoin, and
●	$1.4 million for the reversal of our accrual for the registration rights penalty.

Investing Activities

For the year ended December 31, 2022, Net cash used in investing activities was $354.9 million, which primarily consisted of:

●	Deposits paid on equipment of $194.9 million, and
●	Purchases of property and equipment of $148.4 million.

For the year ended December 31, 2021, Net cash used in investing activities was $490.6 million, which primarily consisted of:

●	deposits paid on equipment of $274.8 million,
●	purchases of property and equipment of $147.1 million,
●	net cash paid for our acquisition of Whinstone of $40.9 million, and
●	net cash paid for our acquisition of ESS Metron of $29.6 million.

For the year ended December 31, 2020, Net cash used in investing activities was $41.1 million, which primarily consisted of:

●	deposits paid on equipment of $33.1 million, and
●	purchases of property and equipment of $8.1 million.

Financing Activities

For the year ended December 31, 2022, Net cash provided by financing activities was $272.3 million, which primarily consisted of:

●	net proceeds from the issuance of our common stock in connection with our ATM Offerings of $298.2 million,

partially offset by:

●	payments on our contingent consideration liability of $15.7 million, and
●	the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $10.1 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

For the year ended December 31, 2021, Net cash provided by financing activities was $665.6 million, which primarily consisted of:

●	net proceeds from the issuance of our common stock in connection with our ATM Offerings of $669.9 million, and
●	proceeds received from the exercise of common stock warrants of $0.8 million,

partially offset by:

●	the shares of common stock withheld to satisfy employee withholding taxes of $5.1 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

For the year ended December 31, 2020, Net cash provided by financing activities was $259.9 million, which primarily consisted of:

●	net proceeds from the issuance of our common stock in connection with our 2019 ATM Offering of $48.0 million and $209.5 million in connection with our 2020 ATM Offering, and
●	proceeds received from the exercise of common stock warrants of $2.9 million,

partially offset by:

●	the repurchase of common stock to pay director and employee withholding taxes of $0.4 million.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with valuing contingent consideration for a business combination and periodic reassessment of its fair value, allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, revenue recognition, valuing the derivative asset classified under Level 3 fair value hierarchy, determining the useful lives and recoverability of long-lived assets, impairment analysis of goodwill, fixed assets, and finite-lived intangibles, stock-based compensation, and the valuation allowance associated with our deferred tax assets.

The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company’s critical accounting policies follows:

Bitcoin

Bitcoin purchased are recorded at cost and Bitcoin awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

Bitcoin held are accounted for as intangible assets with indefinite useful lives. Bitcoin is measured on a first-in-first-out (“FIFO”) basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of Bitcoin. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the Bitcoin. Subsequent reversal of impairment losses is not permitted. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

Purchases and sales of Bitcoin by the Company and Bitcoin awarded to the Company are included within Cash flows from operating activities on the Consolidated Statements of Cash Flows. Any realized gains or losses from sales of Bitcoin are included in Operating income (expense) on the Consolidated Statements of Operations. The Company accounts for its gains or losses on a FIFO basis.

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

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Revenue recognition

Bitcoin Mining

The Company has entered into digital asset mining pools by executing contracts with mining pool operators to provide computing power to the mining pool. The Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides computing power to the mining pool operator and is created as power is provided over time. The only consideration due to the Company relates to the provision of computing power. The contracts are terminable at any time by and at no cost to the Company, and by the pool operator under certain conditions specified in the contract. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. Providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators.

The transaction consideration the Company receives, if any, is noncash consideration in the form of Bitcoin. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and therefore, are not included in revenue. Certain mining pool operators charge fees to cover the costs of maintaining the pool and are deducted from amounts we may otherwise earn and are treated as a reduction to the consideration received. Fees fluctuate and historically have been no more than approximately 2% per reward earned, on average. The terms of the agreements provide that neither party can dispute settlement terms after approximately thirty-five days following settlement. In exchange for providing computing power, the Company is entitled to either:

●	a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, and other inputs. The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The contract is in effect until terminated by either party.
●	The consideration is all variable. Because it is probable that a significant reversal of cumulative revenue will not occur and the Company is able to calculate the payout based on the contractual formula, noncash revenue is estimated and recognized based on the spot price of Bitcoin determined using the Company’s primary trading platform for Bitcoin at the inception of each contract, which is determined to be daily. Noncash consideration is measured at fair value at contract inception. Fair value of the crypto asset consideration is determined using the quoted price on the Company’s primary trading platform for Bitcoin at the beginning of the contract period at the single bitcoin level (one bitcoin). This amount is estimated and recognized in revenue upon inception, which is when hash rate is provided.
●	The Company transitioned completely to this mining pool in December 2022.

Or:

●	a fractional share of the fixed Bitcoin award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue) for successfully adding a block to the blockchain based on a proportion of the Company’s “scoring hash rate” to the pool’s “scoring hash rate” where the scoring hash rate as defined by the pool is the exponential moving average of the hash power contributed by the Company or by all pool members combined. The Company’s fractional share of the Bitcoin reward is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
●	Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of Bitcoin to which the Company is entitled becomes known.
●	Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized based on the spot rate of Bitcoin determined using the Company’s primary trading platform for Bitcoin at the time of receipt.

There is no significant financing component in these transactions.

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

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining customers, for which we bill the customer at a fixed monthly fee or at an hourly rate. For the construction of customer-owned equipment, revenue is recognized upon completion of each phase of the construction project, as defined in each contract. For the construction of assets owned by us but paid for and used by the customer during the term of their data center hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract.

Maintenance services include cleaning, cabling, and other services to maintain the customers’ equipment. We bill the customer at a fixed monthly fee or at an hourly rate. Revenue is recognized as these services are provided.

Deferred revenue is primarily from advance payments received and is recognized on a straight-line basis over the remaining life of the contract or upon completion of the installation of the customers’ equipment, as applicable.

Our primary data center hosting contracts contain Service Level Agreement clauses, which guarantee a certain percentage of time the power will be available to our customer. In the rare case that we may incur penalties under these clauses, we recognize the payment as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

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

Other Revenue

Other revenue is recognized from an upfront license fee generated from our legacy animal health business. The upfront fee was recorded as deferred revenue and is being amortized into revenue over the term of the agreement.

Business combinations

The Company uses the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in long-term liabilities in our consolidated balance sheets.

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

Fair value of financial instruments

The Company recognizes financial instruments under the following fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually as of December 31, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We use both qualitative and quantitative analyses in making this determination. The Company determined that it has three reporting units for goodwill impairment testing purposes, Bitcoin Mining, Data Center Hosting, and Engineering, which is consistent with internal management reporting and management’s oversight of operations. Our analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Example events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in our industry or overall economic trends, a significant change in how we use the acquired assets, a significant change in or our business strategy, a significant decrease in the market value of the asset, a significant change in regulations or in the industry that could affect the value of the asset, and a change in segments. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, goodwill of the reporting unit is considered impaired and that excess is recognized as a goodwill impairment loss.

Finite-lived intangible assets

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

Operating segments

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

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award, which is based on the fair market value of the Company’s common stock at the time of the grant. For performance-based share-based payment awards, the Company begins to recognize compensation cost over the performance period when achievement of the milestones and targets is probable.

The Company has elected to account for forfeitures of awards as they occur.

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

We have considered the recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

See Note 4. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, to our Consolidated Financial Statements for a description of applicable recent accounting pronouncements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of this Annual Report.

Risk Regarding the Price of Bitcoin.

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of December 31, 2022, we held 6,974 Bitcoin, with a carrying value of $109.4 million, all of which were produced from our Bitcoin mining operations. The carrying value of our Bitcoin assets as of December 31, 2022 reflects the $147.4 million of cumulative impairment charges we recorded against the value of our Bitcoin assets during the fiscal year ended December 31, 2022 due to decreases in the fair value of our Bitcoin assets after receipt.

Bitcoin held are accounted for as indefinite-lived intangible assets. Bitcoin is measured on a FIFO basis and measured for impairment daily based on the quoted price of Bitcoin. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the Bitcoin. Subsequent reversal of impairment losses is not permitted.

We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict whether we will record impairment of the value of our Bitcoin assets. The future value of Bitcoin will affect revenue from our operations, and any future impairment of the value of the Bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as charges against net income, which could have a material adverse effect on the market price for our securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)

To the Stockholders and Board of Directors of

Riot Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riot Platforms, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations,  stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 2, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2021 and for the years ended December 31, 2021 and 2020 to correct misstatements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of the Accounting for and Disclosure of Cryptocurrency Mining Revenue Recognized

We identified the accounting for and disclosure of revenue recognized from Bitcoin Mining as a critical audit matter due to the complexities involved in auditing the completeness and occurrence of this revenue recognized by the Company.  During the year ended December 31, 2022, the Company recognized revenue from Bitcoin Mining of approximately $156.9 million. The Company’s management has exercised significant judgment in their determination of how existing accounting principles generally accepted in the United States should be applied to the accounting for and disclosure of revenue recognized from Bitcoin Mining. In addition, the accounting for and disclosure of Bitcoin mining revenue recognized involved certain applications subject to the general controls over the information technology environment of the Company.

The primary procedures we performed to address this critical audit matter included the following:

●	Evaluated the design and effectiveness of IT general controls over the Company’s IT environment and key financially relevant systems;
●	Evaluated and tested the design and effectiveness of certain financial controls pertaining to the Company’s processes for recognizing revenue from Bitcoin Mining;
●	Performed site visitations of the facilities where the Company’s mining hardware is located, which included an observation of the physical and environmental controls and mining equipment inventory observation procedures;
●	On a sample basis, tested the hashing power contributed by the Company’s mining hardware;
●	Evaluated management’s rationale for the application of ASC 606 to account for its Bitcoin earned, which included evaluating the provisions of the contract between the Company and the Mining Pool Operators;
●	Evaluated management’s disclosures of its Bitcoin activity in the financial statement footnotes;
●	Evaluated and tested management’s rationale and supporting documentation associated with the valuation of Bitcoin earned;
●	Independently confirmed certain financial and performance data directly with the blockchain network and the Mining Pool Operators;
●	Independently confirmed certain financial data directly with the Company’s third party wallet custodian;
●	Compared the Company’s digital wallet and custody records to publicly available blockchain records; and
●	Performed certain substantive analytical procedures to determine completeness and occurrence of digital assets earned by the Company as consideration for services rendered.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Los Angeles, CA
March 2, 2023

Riot Platforms, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2022	2021
		(as restated)
ASSETS
Current assets
Cash and cash equivalents	$230,328	$312,315
Accounts receivable, net	26,932	15,398
Costs and estimated earnings in excess of billings	19,743	9,862
Prepaid expenses and other current assets	32,661	7,135
Bitcoin	109,420	150,593
Future power credits, current portion	24,297	58,481
Investments in marketable equity securities, at fair value	—	10,804
Total current assets	443,381	564,588

Property and equipment, net	692,555	276,480
Deposits	42,433	266,170
Finite-lived intangible assets, net	21,477	14,162
Goodwill	—	335,563
Derivative asset	97,497	26,079
Operating lease right-of-use assets	21,673	13,189
Future power credits, less current portion	638	25,447
Other long-term assets	310	310
Total assets	$1,319,964	$1,521,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,445	$20,037
Billings in excess of costs and estimated earnings	8,446	5,264
Accrued expenses	65,464	22,071
Deferred revenue, current portion	2,882	2,843
Contingent consideration liability - future power credits, current portion	24,297	58,481
Operating lease liability, current portion	2,009	1,182
Total current liabilities	121,543	109,878

Deferred revenue, less current portion	17,869	19,796
Operating lease liability, less current portion	20,242	12,257
Contingent consideration liability - future power credits, less current portion	638	25,447
Other long-term liabilities	8,230	6,241
Total liabilities	168,522	173,619

Commitments and contingencies - Note 19

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares and 2,199 shares issued and outstanding as of December 31, 2022 and 2021, respectively, liquidation preference equal to carrying value	—	11
Common stock, no par value; 340,000,000 shares authorized; 167,751,112 and 116,748,472 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,907,784	1,595,147
Accumulated deficit	(756,342)	(246,789)
Total stockholders’ equity	1,151,442	1,348,369
Total liabilities and stockholders’ equity	$1,319,964	$1,521,988

See accompanying notes to consolidated financial statements.

Riot Platforms, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
		(as restated)	(as restated)
Revenue:
Bitcoin Mining	$156,870	$184,422	$11,984
Data Center Hosting	36,862	24,546	—
Engineering	65,342	4,178	—
Other revenue	97	97	97
Total revenue	259,171	213,243	12,081

Costs and expenses:
Cost of revenue:
Bitcoin Mining	74,335	45,513	6,251
Data Center Hosting	61,906	32,998	—
Engineering	57,455	3,582	—
Acquisition-related costs	78	21,198	—
Selling, general, and administrative	67,452	87,429	10,251
Depreciation and amortization	107,950	26,324	4,494
Change in fair value of derivative asset	(71,418)	(12,112)	—
Power curtailment credits	(27,345)	(6,514)	—
Change in fair value of contingent consideration	(159)	975	—
Realized gain on sale/exchange of Bitcoin	(30,346)	(253)	(6,350)
Gain on exchange of equipment	(16,281)	—	(29)
Casualty-related charges (recoveries), net	9,688	—	—
Impairment of Bitcoin	147,365	43,973	3,595
Impairment of goodwill	335,648	—	—
Impairment of miners	55,544	—	—
Impairment of long-term investment	—	—	9,413
Total costs and expenses	771,872	243,113	27,625
Operating income (loss)	(512,701)	(29,870)	(15,544)

Other income (expense):
Reversal of registration rights penalty	—	—	1,358
Interest income (expense)	454	(296)	85
Realized loss on sale of marketable equity securities	(8,996)	—	—
Realized gain on sale/exchange of long-term investment	—	26,260	—
Unrealized loss on marketable equity securities	—	(13,655)	—
Other income (expense)	(59)	2,378	(6)
Total other income (expense)	(8,601)	14,687	1,437

Net income (loss) before taxes	(521,302)	(15,183)	(14,107)

Current income tax benefit (expense)	(789)	(254)	—
Deferred income tax benefit (expense)	12,538	—	—
Total income tax benefit (expense)	11,749	(254)	—

Net income (loss)	(509,553)	(15,437)	(14,107)
Net (income) loss attributable to non-controlling interest	—	—	(7)
Net income (loss) attributable to Riot Platforms, Inc.	$(509,553)	$(15,437)	$(14,114)

Basic and diluted net income (loss) per share	$(3.65)	$(0.17)	$(0.34)
Basic and diluted weighted average number of shares outstanding	139,433,901	93,452,764	41,976,704

See accompanying notes to consolidated financial statements.

Riot Platforms, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

						Total Riot
						Platforms	Non-	Total
	Preferred Stock		Common Stock		Accumulated	stockholders’	controlling	stockholders’
	Shares	Amount	Shares	Amount	deficit	equity	interest	equity
Balance as of January 1, 2020	4,199	$22	25,082,872	$243,458	$(217,238)	$26,242	$(7)	$26,235
Issuance of common stock to settle executive compensation	—	—	122,377	175	—	175	—	175
Delivery of common stock underlying restricted stock units to settle executive compensation	—	—	5,000	—	—	—	—	—
Delivery of common stock underlying restricted stock units, net of tax withholding	—	—	2,048,096	(446)	—	(446)	—	(446)
Delivery of common stock underlying restricted stock units for consulting and advisory services	—	—	40,634	—	—	—	—	—
Issuance of common stock/At-the-market offering, net of offering costs	—	—	49,932,051	257,472	—	257,472	—	257,472
Issuance of common stock related to exercise of warrants	—	—	1,492,487	2,895	—	2,895	—	2,895
Cancellation of Prive Escrow shares	—	—	(200,000)	—	—	—	—	—
Stock-based compensation	—	—	—	3,407	—	3,407	—	3,407
Net income attributable to non-controlling interest	—	—	—	—	—	—	7	7
Net income (loss) (as restated)	—	—	—	—	(14,114)	(14,114)	—	(14,114)
Balance as of December 31, 2020 (as restated)	4,199	22	78,523,517	506,961	(231,352)	275,631	—	275,631
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding	—	—	464,021	(5,082)	—	(5,082)	—	(5,082)
Issuance of common stock related to exercise of warrants	—	—	415,657	806	—	806	—	806
Issuance of common stock for settlement of 1,257,235 warrants on a cashless basis	—	—	543,686	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Whinstone	—	—	11,800,000	326,152	—	326,152	—	326,152
Issuance of common stock in connection with the acquisition of ESS Metron, net of 70,156 shares withheld	—	—	645,248	26,735	—	26,735	—	26,735
Issuance of common stock/At-the-market offering, net of offering costs	—	—	24,344,057	669,916	—	669,916	—	669,916
Issuance of common stock warrant for settlement of advisory fees	—	—	—	1,157	—	1,157	—	1,157
Conversion of preferred stock to common stock	(2,000)	(11)	2,000	11	—	—	—	—
Stock option exercise	—	—	10,286	—	—	—	—	—
Stock-based compensation	—	—	—	68,491	—	68,491	—	68,491
Net income (loss) (as restated)	—	—	—	—	(15,437)	(15,437)	—	(15,437)
Balance as of December 31, 2021 (as restated)	2,199	11	116,748,472	1,595,147	(246,789)	1,348,369	—	1,348,369
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	13,947,829	(10,138)	—	(10,138)	—	(10,138)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	37,052,612	298,209	—	298,209	—	298,209
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—	—	—
Stock-based compensation	—	—	—	24,555	—	24,555	—	24,555
Net income (loss)	—	—	—	—	(509,553)	(509,553)	—	(509,553)
Balance as of December 31, 2022	—	$—	167,751,112	$1,907,784	$(756,342)	$1,151,442	$—	$1,151,442

See accompanying notes to consolidated financial statements.

Riot Platforms, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
		(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$(509,553)	$(15,437)	$(14,107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	24,555	68,491	3,407
Depreciation and amortization	107,950	26,324	4,494
Amortization of license fee revenue	(97)	(97)	(97)
Amortization of right of use assets	12,181	275	367
Income tax expense (benefit)	(11,749)	254	—
Issuance of common stock warrant for settlement of advisory fees	—	1,157	—
Impairment of long-term investment	—	—	9,413
Impairment of Bitcoin	147,365	43,973	3,595
Impairment of goodwill	335,648	—	—
Impairment of miners	55,544
Reversal of registration rights penalty	—	—	(1,358)
Change in fair value of derivative asset	(71,418)	(12,112)	—
Change in fair value of contingent consideration	(159)	975	—
Realized loss on sale of marketable equity securities	8,996	—	—
Realized gain on sale/exchange of long-term investment	—	(26,260)	—
Realized gain on sale/exchange of Bitcoin	(30,346)	(253)	(6,350)
Unrealized loss on marketable equity securities	—	13,655	—
Gain on exchange of equipment	(16,281)	—	(29)
Casualty-related charges	9,688	—	—
Bitcoin Mining revenue	(156,870)	(184,422)	(11,838)
Changes in assets and liabilities:
Proceeds from sale of Bitcoin	79,529	295	8,298
Accounts receivable	(11,534)	(4,446)	—
Costs and estimated earnings in excess of billings	(9,881)	3,343	—
Prepaid expenses and other current assets	(25,520)	(5,070)	795
Future power credits	58,993	(975)	—
Accounts payable	(1,593)	(2,770)	1
Billings in excess of costs and estimated earnings	3,182	(619)	—
Accrued expenses	13,555	16,070	928
Customer deposits	1,989	6,124	—
Deferred revenue	(1,791)	(12,895)	—
Lease liability	(11,853)	(1,662)	(368)
Net cash provided by (used in) operating activities	530	(86,082)	(2,849)

Cash flows from investing activities
Proceeds from the sale of marketable equity securities	1,808	—	—
Acquisition of Whinstone, net of cash acquired	—	(40,879)	—
Acquisition of ESS Metron, net of cash acquired	—	(29,567)	—
Proceeds from the sale of long-term investments	—	1,800	—
Proceeds from the sale of equipment	—	—	146
Deposits on equipment	(194,923)	(274,833)	(33,093)
Other deposits	(3,809)	—	—
Purchases of property and equipment, including construction in progress	(148,412)	(147,116)	(8,139)
Patent costs incurred	(9,527)	(30)	(44)
Net cash used in investing activities	(354,863)	(490,625)	(41,130)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	304,849	684,817	264,727
Offering costs for the issuance of common stock / At-the-market offering	(6,640)	(14,901)	(7,255)
Proceeds from exercise of common stock warrants	—	806	2,895
Payments on contingent consideration liability - future power credits	(15,725)	—	—
Repurchase of common shares to pay employee withholding taxes	(10,138)	(5,082)	(446)
Net cash provided by financing activities	272,346	665,640	259,921

Net increase (decrease) in cash and cash equivalents	(81,987)	88,933	215,942
Cash and cash equivalents at beginning of year	312,315	223,382	7,440
Cash and cash equivalents at end of year	$230,328	$312,315	$223,382

See accompanying notes to consolidated financial statements.

Riot Platforms, Inc.

Consolidated Statements of Cash Flows - continued

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for business combination	$—	$352,887	$—
Issuance of common stock to settle previously accrued executive compensation	$—	$—	$175
Reclassification of deposits to property and equipment	$422,865	$46,711	$1,449
Construction in progress included in accrued expenses	$16,621	$2,423	$—
Bitcoin received from sale of equipment	$—	$—	$52
Bitcoin exchanged for employee compensation	$1,495	$—	$—
Conversion of preferred stock to common stock	$11	$11	$—
Right of use assets exchanged for new operating lease liabilities	$10,333	$13,622	$—
Property and equipment obtained in exchange transaction	$10,409	$—	$—

See accompanying notes to consolidated financial statements.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Nature of Operations

Riot Platforms, Inc. is a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Company also provides comprehensive and critical mining infrastructure for institutional-scale hosted clients to mine Bitcoin at its Rockdale Facility. The Rockdale Facility currently provides 700 megawatts in total developed capacity for Bitcoin mining and data center hosting services for institutional-scale hosted clients. The Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and the Company is currently growing its capacity. The Company is also developing the Corsicana Facility, a second large-scale Bitcoin mining data center facility, which, upon completion, is expected to have approximately one gigawatt of capacity available for Bitcoin mining and data center hosting services for institutional-scale hosted clients.

The Company operates in an environment that is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital among opportunities that generate the highest return on our investment.

On November 21, 2022, the Company filed an amendment with the Secretary of State of Nevada increasing its number of authorized shares of common stock, no par value, from 170 million shares to 340 million shares.

As described in Note 22. Segment Information, we operate in three business segments: Bitcoin Mining, Data Center Hosting, and Engineering.

Note 2. Restatement of Previously Issued Financial Statements

The Company accounts for its Bitcoin held as an intangible asset and tested it for impairment on a daily basis based on quoted prices of Bitcoin, historically utilizing the daily closing price of Bitcoin. During the preparation of this Annual Report, the Company determined it has not been appropriately calculating its impairment of Bitcoin. The Company determined that its method of calculating impairment of its Bitcoin assets, on a daily basis using a spot price at a standard cutoff time, was not in compliance with the ASC 350-30-35-19 requirement to recognize impairment whenever carrying value exceeds fair value.  Effectively, the Company determined that ASC 350-30-35-19 calls for the intraday low price of Bitcoin to be utilized in calculating impairment of the Company’s Bitcoin held as that metric is the most accurate indicator of whether it is more likely than not that the asset is impaired.

Updating of the Company’s historical calculations of Bitcoin impairment amounts resulted in correction of Impairment of Bitcoin and, in some cases, Realized gains on the sale of Bitcoin, with an offsetting correction of the book value of Bitcoin.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was material to the Consolidated Balance Sheet as of December 31, 2021 and Consolidated Statements of Operations, Equity, and Cash Flows for the years ended December 31, 2021 and 2020. Management restated the impacted financial statements as of December 31, 2021, and for the years ended December 31, 2021 and 2020, and related notes included herein to correct this error.

The following tables present the effects of correcting this error on the Company’s financial statements as of December 31, 2021, and for the years ended December 31, 2021 and 2020:

	As of December 31, 2021
	As previously
Consolidated Balance Sheet	reported	Adjustment	As restated
Bitcoin	$159,544	$(8,951)	$150,593
Total current assets	573,539	(8,951)	564,588
Total assets	1,530,939	(8,951)	1,521,988
Accumulated deficit	(237,838)	(8,951)	(246,789)
Total stockholders’ equity	1,357,320	(8,951)	1,348,369
Total liabilities and stockholders’ equity	$1,530,939	$(8,951)	$1,521,988

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31, 2021
	As previously
Consolidated Statements of Operations	reported	Adjustment	As restated
Impairment of Bitcoin	$36,462	$7,511	$43,973
Total costs and expenses	235,602	7,511	243,113
Operating loss	(22,359)	(7,511)	(29,870)
Net loss before taxes	(7,672)	(7,511)	(15,183)
Net loss	(7,926)	(7,511)	(15,437)
Net loss attributable to Riot Platforms, Inc.	$(7,926)	$(7,511)	$(15,437)
Basis and diluted net loss per share	$(0.08)	$(0.09)	$(0.17)

	For the year ended December 31, 2020
	As previously
Consolidated Statements of Operations	reported	Adjustment	As restated
Impairment of Bitcoin	$989	$2,606	$3,595
Realized gain on sale/exchange of Bitcoin	(5,184)	(1,166)	(6,350)
Total costs and expenses	26,214	1,411	27,625
Operating loss	(14,133)	(1,411)	(15,544)
Net loss before taxes	(12,667)	(1,440)	(14,107)
Net loss	(12,667)	(1,440)	(14,107)
Net loss attributable to Riot Platforms, Inc.	$(12,674)	$(1,440)	$(14,114)
Basis and diluted net loss per share	$(0.30)	$(0.04)	$(0.34)

	For the year ended December 31, 2021
		Total Riot
		Platforms, Inc.	Total
	Accumulated	stockholders'	stockholders'
Consolidated Statements of Stockholders' Equity	deficit	equity	equity
Net loss (as previously reported)	$(7,926)	$(7,926)	$(7,926)
Net loss (adjustment)	(7,511)	(7,511)	(7,511)
Net loss (as restated)	$(15,437)	$(15,437)	$(15,437)

Balance as of December 31, 2021 (as previously reported)	$(237,838)	$1,357,320	$1,357,320
Balance as of December 31, 2021 (adjustment)	(8,951)	(8,951)	(8,951)
Balance as of December 31, 2021 (as restated)	$(246,789)	$1,348,369	$1,348,369

	For the year ended December 31, 2020
		Total Riot
		Platforms, Inc.	Total
	Accumulated	stockholders'	stockholders'
Consolidated Statements of Stockholders' Equity	deficit	equity	equity
Net loss (as previously reported)	$(12,674)	$(12,674)	$(12,674)
Net loss (adjustment)	(1,440)	(1,440)	(1,440)
Net loss (as restated)	$(14,114)	$(14,114)	$(14,114)

Balance as of December 31, 2020 (as previously reported)	$(229,912)	$277,071	$277,071
Balance as of December 31, 2020 (adjustment)	(1,440)	(1,440)	(1,440)
Balance as of December 31, 2020 (as restated)	$(231,352)	$275,631	$275,631

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the year ended December 31, 2021
	As previously
Consolidated Statements of Cash Flows	reported	Adjustment	As restated
Net loss	$(7,926)	$(7,511)	$(15,437)
Impairment of Bitcoin	$36,462	$7,511	$43,973

	For the year ended December 31, 2020
	As previously
Consolidated Statements of Cash Flows	reported	Adjustment	As restated
Net loss	$(12,667)	$(1,440)	$(14,107)
Impairment of Bitcoin	$989	$2,606	$3,595
Realized gain on sale/exchange of Bitcoin	$(5,184)	$(1,166)	$(6,350)

The remainder of these notes to the consolidated financial statements have been updated, as applicable, to reflect the impacts of the revisions described above.

Note 3. Liquidity and Financial Condition

As of December 31, 2022, the Company had approximate balances of cash and cash equivalents of $230.3 million, working capital of $321.8 million, total stockholders’ equity of $1.2 billion and an accumulated deficit of $756.3 million. To date, the Company has relied, in large part, on equity financings and sales of Bitcoin earned from Bitcoin Mining to fund its operations. During the year ended December 31, 2022, the Company sold 3,425 Bitcoin for proceeds of approximately $79.5 million. The Company monitors its balance sheet on an ongoing basis and continuously evaluates the level of Bitcoin retained from monthly production in consideration of the cash requirements and its ongoing operations and expansion. Bitcoin is classified on the balance sheet as a current asset due to the ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

During the year ended December 31, 2022, the Company paid approximately $194.9 million as deposits primarily for miners and reclassified $422.9 million to property and equipment in connection with the receipt of miners at the Rockdale Facility. As of December 31, 2022, all 88,556 of the Company’s miners were located at the Rockdale Facility.

During the year ended December 31, 2022, the Company issued 37,052,612 shares of common stock for net proceeds of approximately $298.2 million, at a weighted average price of $8.23 per share.

COVID-19

The COVID-19 global pandemic has been unprecedented and unpredictable, and its impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Although the Company has experienced some changes to its miner shipments due to disruptions in the global supply chain, the Company does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the impacts of COVID-19. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and the industry.

Inflation

In addition to the impacts of COVID-19 and ongoing global supply chain disruptions, we have experienced, and are experiencing, the impact of domestic and global inflationary pressures largely outside of our control. This inflationary pressure impacts our cost structure, has contributed to adjustments in operations, and has increased the cost of, and adversely affected our ability to obtain, materials and retain talent, despite a continued focus on controlling our costs where possible. Management is unable to accurately predict when, or if, these national and global inflationary pressures will subside, as well as their long-term impacts on our business and results of operations. See the discussion under the heading “Risk Factors” under Part I, Item 1A of this Annual Report for additional discussion regarding potential impacts sustained elevated inflation may have on our operations and plans for expansion.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 4. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Amounts disclosed are in thousands except for share, per share, Bitcoin, and miner amounts, or as noted.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with valuing contingent consideration for a business combination and periodic reassessment of its fair value, allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions, revenue recognition, valuing the derivative asset classified under Level 3 fair value hierarchy, determining the useful lives and recoverability of long-lived assets, impairment analysis of goodwill, fixed assets, and finite-lived intangibles, stock-based compensation, and the valuation allowance associated with the Company’s deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have a material impact on the Company’s consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments. We consider any highly liquid investments with an original maturity of three months or less at acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances. For all periods presented, the Company had no cash equivalents.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its data center hosting and engineering customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2022, 2021 and 2020, the Company did not record any credit losses or recoveries.

Based on the Company’s current and historical collection experience, management recorded an allowance for doubtful accounts of $1.9 million as of December 31, 2022. No allowance was recorded as of December 31, 2021.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Bitcoin

Bitcoin purchased are recorded at cost and Bitcoin awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

Bitcoin held are accounted for as intangible assets with indefinite useful lives. Bitcoin is sold on a FIFO basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of Bitcoin. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the Bitcoin. Subsequent reversal of impairment losses is not permitted. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

Purchases and sales of Bitcoin by the Company and Bitcoin awarded to the Company are included within Cash flows from operating activities on the Consolidated Statements of Cash Flows. Any realized gains or losses from sales of Bitcoin are included in Operating income (expense) on the Consolidated Statements of Operations.

Long-term investments

For equity investments, the Company initially records equity investments at cost then adjusts the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

Revenue recognition

The Company recognizes revenue in a manner that depicts the transfer of promised goods or services to customers for amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, the Company assesses the promised goods or services in the contract and identifies each promised good or service that is distinct. A performance obligation is a distinct good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component in the contract
●	Noncash consideration
●	Consideration payable to a customer

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Bitcoin Mining

The Company has entered into digital asset mining pools by executing contracts with mining pool operators to provide computing power to the mining pool. The Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides computing power to the mining pool operator and is created as power is provided over time. The only consideration due to the Company relates to the provision of computing power. The contracts are terminable at any time by and at no cost to the Company, and by the pool operator under certain conditions specified in the contract. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. Providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators.

The transaction consideration the Company receives, if any, is noncash consideration in the form of Bitcoin. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and therefore, are not included in revenue. Certain mining pool operators charge fees to cover the costs of maintaining the pool and are deducted from amounts we may otherwise earn and are treated as a reduction to the consideration received. Fees fluctuate and historically have been no more than approximately 2% per reward earned, on average. The terms of the agreements provide that neither party can dispute settlement terms after approximately thirty-five days following settlement. In exchange for providing computing power, the Company is entitled to either:

●	a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, and other inputs. The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The contract is in effect until terminated by either party.
●	The consideration is all variable. Because it is probable that a significant reversal of cumulative revenue will not occur and the Company is able to calculate the payout based on the contractual formula, noncash revenue is estimated and recognized based on the spot price of Bitcoin determined using the Company’s primary trading platform for Bitcoin at the inception of each contract, which is determined to be daily. Noncash consideration is measured at fair value at contract inception. Fair value of the crypto asset consideration is determined using the quoted price on the Company’s primary trading platform for Bitcoin at the beginning of the contract period at the single bitcoin level (one bitcoin). This amount is estimated and recognized in revenue upon inception, which is when hash rate is provided.
●	The Company transitioned completely to this mining pool in December 2022.

Or:

●	a fractional share of the fixed Bitcoin award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue) for successfully adding a block to the blockchain based on a proportion of the Company’s “scoring hash rate” to the pool’s “scoring hash rate” where the scoring hash rate as defined by the pool is the exponential moving average of the hash power contributed by the Company or by all pool members combined. The Company’s fractional share of the Bitcoin reward is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
●	Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of Bitcoin to which the Company is entitled becomes known.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

●	Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized based on the spot rate of Bitcoin determined using the Company’s primary trading platform for Bitcoin at the time of receipt.
●	The Company utilized this mining pool during the years ended December 31, 2020, 2021 and throughout 2022 until mid-December 2022.

There is no significant financing component in these transactions.

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

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining customers, for which we bill the customer at a fixed monthly fee or at an hourly rate. For the construction of customer-owned equipment, revenue is recognized upon completion of each phase of the construction project, as defined in each contract. For the construction of assets owned by us but paid for and used by the customer during the term of their data center hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract.

Maintenance services include cleaning, cabling, and other services to maintain customer equipment. We bill the customer at a fixed monthly fee or at an hourly rate. Revenue is recognized as these services are provided.

Deferred revenue is primarily from advance payments received and is recognized on a straight-line basis over the remaining life of the contract or upon completion of the installation of the customers’ equipment.

Our primary data center hosting contracts contain Service Level Agreement clauses, which guarantee a certain percentage of time that power will be available to our customers. In the rare case that we may incur penalties under these clauses, we recognize the payment as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Other Revenue

Other revenue is recognized from an upfront license fee generated from our legacy animal health business. The upfront fee was recorded as deferred revenue and is being amortized into revenue over the term of the agreement.

Fair value measurement

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability.

Fair value measurements are classified and disclosed in one of the following three categories:

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

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the life of the term of the lease. The estimated useful lives for all the Company’s property and equipment are as follows:

Life (Years)
Buildings and building improvements	10-25
Miners and mining equipment	2
Machinery and facility equipment	5-7
Office and computer equipment	3

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually as of December 31, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We use both qualitative and quantitative analyses in making this determination. The Company determined that it has three reporting units for goodwill impairment testing purposes, Bitcoin Mining, Data Center Hosting, and Engineering, which is consistent with internal management reporting and management’s oversight of operations. Our analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Example events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in our industry or overall economic trends, a significant change in how we use the acquired assets, a significant change in our business strategy, a significant decrease in the market value of the asset, a significant change in regulations or in the industry that could affect the value of the asset, and a change in segments. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, goodwill of the reporting unit is considered impaired and that excess is recognized as a goodwill impairment loss.

Finite-lived intangible assets

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

Business combinations

The Company uses the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in long-term liabilities in our consolidated balance sheets.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Investment in marketable equity securities

The Company measures its investments in marketable equity securities at fair value at each balance sheet date, with unrealized holding gains and losses recorded in other income (expense), as the shares have a readily determinable fair value since they are publicly traded and have significant average daily volume traded.

Leases

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

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of our three reporting segments to assess the performance of the business of our reportable operating segments.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

Contract balances

Contract assets consist of costs and estimated earnings in excess of billings on uncompleted contracts and unearned revenue consists of billings in excess of costs and estimated earnings on uncompleted contracts.

Contract liabilities primarily relate to upfront payments and consideration received from customers for data center hosting, billings in excess of costs and estimated earnings on uncompleted engineering contracts, and the upfront license fee generated from our legacy animal health business.

Remaining performance obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. Amounts related to Bitcoin Mining are not included as the Company elected the practical expedient to not disclose amounts related to contracts with a duration of one year or less.

Additionally, the Company elected the practical expedient to not adjust the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and our performance is one year or less.

Cost of revenues

●	Bitcoin Mining: Cost of revenues consists primarily of direct production costs of mining operations, including electricity, labor, insurance, variable data center hosting fees, but excluding depreciation and amortization which are separately stated.
●	Data Center Hosting: Cost of revenues consists primarily of direct power costs, rent and compensation costs.
●	Engineering: Cost of revenues consists primarily of direct materials and labor, as well as indirect manufacturing costs.

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award, which is based on the fair market value of the Company’s common stock at the time of the grant. For performance-based share-based payment awards, the Company begins to recognize compensation cost over the performance period when achievement of the milestones and targets is probable.

The Company has elected to account for forfeitures of awards as they occur.

Recently issued accounting pronouncements

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. In connection with the Company’s acquisitions during the year ended December 31, 2021, the Company adopted this standard on January 1, 2021 and the adoption did not have a material impact on the financial statements and related disclosures.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2020 and the adoption did not have a material impact on the financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements.

Note 5. Acquisitions

Acquisition of Corsicana Facility Land Site

During the year ended December 31, 2022, the Company initiated a large-scale development to expand its Bitcoin mining and data center hosting capabilities with the acquisition of a 265-acre site in Navarro County, Texas, strategically located next to the Navarro switch, for $10.1 million, where its anticipated one-gigawatt Bitcoin mining and data center facility complex, the Corsicana Facility, is under development. The initial phase of the development of the Corsicana Facility involves the construction of 400 megawatts of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and transmission facilities to supply power and water to the facility. Construction of the substation and the data centers is expected to be carried out concurrently, with Bitcoin Mining and Data Center Hosting operations expected to commence by the fourth quarter of 2023, following the commissioning of the substation, which is expected to be completed in the fourth quarter 2023.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction buildings utilizing the Company’s immersion-cooling infrastructure and technology, and ancillary buildings. Through December 31, 2022, the Company has incurred costs of approximately $53.4 million related to the development of the Corsicana Facility, including $10.1 million for land, $38.6 million of initial developments costs and equipment, and a $4.7 million deposit for future power usage.

Acquisition of ESS Metron

On December 1, 2021, the Company acquired 100% of the equity interests of Ferrie Franzmann Industries, LLC (d/b/a ESS Metron). ESS Metron is a power distribution and management systems manufacturing, design and engineering firm based in Denver, Colorado, operating from facilities totaling approximately 121,000 square feet of manufacturing, office, and warehouse space in the metropolitan Denver area. These facilities are subject to long-term lease agreements. The acquisition of ESS Metron established the Company’s Engineering business and enhanced the Company’s ability to scale its Bitcoin Mining and Data Center Hosting operations.

Total consideration transferred of $56.9 million was comprised of a cash payment of approximately $30.1 million, net of $3.7 million of seller transaction costs, and 715,413 shares of the Company’s common stock with an acquisition date fair value of approximately $26.7 million. Of the 715,413 shares of common stock, 645,248 were issued upon closing and the remaining 70,165 were withheld as security for the sellers’ indemnification obligations for 18 months following the transaction closing date. Upon the conclusion of this post-closing indemnification period, the withheld shares will be issued to the ESS Metron sellers, subject to satisfaction of any indemnification obligations as may arise during the indemnification period.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Other than an insignificant post-closing settlement of preliminary net working capital, there were no adjustments to the provisional purchase price and fair value estimates. The Company finalized the valuation of the acquired assets and liabilities, and consideration transferred, in December 2022.

The following table presents the allocation of the purchase consideration:

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

Goodwill represents the excess of total purchase consideration over the preliminary fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to the assembled workforce of experienced personnel at ESS Metron and synergies expected to be achieved from the combined operations of Riot and ESS Metron. The goodwill recognized is expected to be deductible for tax purposes. We assigned the goodwill to our Engineering segment. See Note 22, Segment Information.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 25%.

Although ESS Metron has been in business for over 60 years, the trademark was assigned a 10-year life due to the Company obtaining more data center customers where the longevity of the projects may be shorter than have been historically. Fair value of the trademark was estimated by applying the relief from royalty rate method. The fair value was determined by applying an estimated royalty rate to revenues, measuring the value the Company would pay in royalties to a market participant if it did not own the trademark and had to license it from a third party.

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

The right of use asset and operating lease liabilities consist of two operating leases of the manufacturing facility in Denver, CO. These leases have combined annual payments of approximately $0.9 million and had remaining lease terms of approximately 3.5 and 10 years as of acquisition.

The operating results of ESS Metron have been included in the Company’s consolidated statements of operations since the acquisition date. The Company recognized $2.1 million of acquisition-related costs related to this acquisition that were expensed as incurred.

The financial results of the acquisition have been included in the Company’s consolidated financial statements from the closing of the acquisition. From the acquisition date through December 31, 2021, ESS Metron’s total revenue and net income was approximately $4.2 million and $0.2 million, respectively.

Acquisition of Whinstone

On May 26, 2021, the Company acquired 100% of the equity interests of Whinstone US, Inc., the owner and operator of the Rockdale Facility. The assets and operations of Whinstone increased the scale and scope of Riot’s operations, which is a foundational element in the Company’s strategy to become an industry-leading Bitcoin mining platform on a global scale.

Total consideration transferred of $460.4 million was comprised of a $53.0 million cash payment (including $38.1 million of debt payoff and certain Seller transaction costs), 11.8 million shares of the Company’s common stock with an acquisition date fair value of approximately $326.2 million, an $83.0 million contingent purchase price payable to the Seller (see Note 19. Commitments and Contingencies), and other net items of $(1.7 million).

There were no adjustments to the provisional purchase price and fair value estimates. The Company finalized the valuation of these assets and liabilities, and consideration transferred, in May 2022.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the allocation of the purchase consideration:

Cash and cash equivalents	$10,400
Accounts receivable	1,072
Prepaid expenses and other current assets	2,176
Property and equipment	91,707
Derivative asset	13,967
Right of use asset	6,547
Security deposits	1,775
Future power credits	82,953
Accounts payable	(12,853)
Accrued expenses	(504)
Deferred revenues and customer deposits	(34,856)
Operating lease liabilities	(8,184)
Total identifiable assets and liabilities acquired	154,200
Goodwill	306,184
Total purchase consideration	$460,384

Goodwill represents the excess of total purchase consideration over the preliminary fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to the assembled workforce of experienced personnel at Whinstone and synergies expected to be achieved from the combined operations of Riot and Whinstone. None of the goodwill recognized is expected to be deductible for tax purposes. We assigned the goodwill to our Hosting segment. See Note 22, Segment Information.

As part of the share purchase agreement Riot entered into with the Seller in connection with the Whinstone Acquisition, Riot is obligated to Seller to pay up to a maximum amount of $86 million, net of income taxes as defined under the stock purchase agreement (undiscounted) of additional consideration if certain power credits are received or realized by Whinstone. Those power credits arose from the February 2021 weather event. The purchase price included the estimated fair value of the contingent consideration at the Whinstone Acquisition Date of approximately $83 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant assumptions used to estimate the fair value are described in Note 18, Fair Value Measurements. These assumptions for the power credits whose utilization by Whinstone is contingent on ERCOT’s future power billings, include the timing of receipt or realization of the power credits, estimates of future power consumption, the discount rate and credit risk of the Company and the owing party (ERCOT).

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The financial results of the acquisition have been included in the Company’s consolidated financial statements from the closing of the acquisition. From the acquisition date through December 31, 2021, Whinstone’s total revenue and net income was approximately $24.5 million and $1.2 million, respectively.

Pro Forma Information (Unaudited)

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Whinstone, and ESS Metron as if the companies were combined as of January 1, 2020. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition. The pro forma information excludes acquisition-related costs of $21.2 million during the year ended December 31, 2021. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2020, or of future results of the consolidated entities. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company.

	Years Ended December 31,
	2021	2020
Total revenue	$237,650	$73,608
Net loss	$9,615	$51,890

Note 6. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in See Note 22. Segments Information.

Contract balances

Contract assets consist of Costs and estimated earnings in excess of billings on uncompleted engineering contracts. As of December 31, 2022 and 2021, contract assets were $19.7 million and $9.9 million, respectively, and were entirely attributable to the ESS Metron acquisition.

Contract liabilities primarily relate to upfront payments and consideration received from customers for data center hosting, billings in excess of costs and estimated earnings on uncompleted engineering contracts. The following table presents changes in the total deferred revenue liability and billings in excess of costs and estimated earnings:

	Years Ended December 31,
	2022	2021
Beginning balance	$33,167	$776
Revenue recognized	(12,416)	(1,597)
Billings in excess of costs and estimated earnings	8,446	5,264
Acquired contract balances	—	34,424
Termination of an acquired customer contract	—	(5,700)
Ending balance	$29,197	$33,167

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of December 31, 2022:

	2023	2024	2025	2026	Thereafter	Total
Data Center Hosting(a)	$2,396	$2,114	$2,255	$2,397	$11,007	$20,169
Engineering	8,446	—	—	—	—	8,446
Other	97	97	97	97	194	582
Total contract liabilities	$10,939	$2,211	$2,352	$2,494	$11,201	$29,197
(a)	Data Center Hosting deferred revenue primarily consists of upfront payments, which the Company generally recognizes as services are provided.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Concentrations

During the year ended December 31, 2022, the Company earned revenue of approximately $29.7 million from one customer, representing 11.4% of total consolidated revenue, in its Engineering segment. No other individual customer accounted for more than 10% of total revenue for the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

As of December 31, 2022, five customers accounted for more than 80% of consolidated accounts receivable. As of December 31, 2021, seven customers accounted for more than 83% of consolidated accounts receivable.

Note 7. Bitcoin

The following table presents information about the Company’s Bitcoin:

	December 31,	December 31,
	2022	2021
		(as restated)
Beginning balance	$150,593	$10,186
Revenue recognized from Bitcoin mined	156,870	184,422
Proceeds from sale of Bitcoin	(79,529)	—
Exchange of Bitcoin for employee compensation	(1,495)	(295)
Realized gain on sale/exchange of Bitcoin	30,346	253
Impairment of Bitcoin	(147,365)	(43,973)
Ending balance	$109,420	$150,593

During the years ended December 31, 2022, 2021, and 2020, the Company recorded impairment charges on its Bitcoin holdings of $147.4 million, $44.0 million, and $3.6 million, respectively.

Note 8. Investments in Marketable Equity Securities

Coinsquare and Mogo

In September 2017, and February 2018, the Company acquired a minority interest for $9.4 million in Coinsquare Ltd., a Canadian cryptocurrency exchange, which operates a digital cryptocurrency exchange platform in Canada. The investment resulted in an ownership in Coinsquare by the Company of approximately 11.7% ownership in Coinsquare on a fully diluted basis. The Company elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Coinsquare. Per the measurement alternative, the investment is recorded at cost, less any impairment, plus or minus changes resulting from observable price changes.

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

The Company thereupon determined there were indicators that would cause a 100% impairment of the Coinsquare investment and observed price changes and recorded an impairment expense of $9.4 million for its investment in Coinsquare during the year ended December 31, 2020.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2021, under agreements between Coinsquare, Coinsquare’s shareholders (including Riot) and Mogo Inc. (NASDAQ: MOGO), a digital payments and financial technology company (“Mogo”), Riot sold its 3.4 million common shares of Coinsquare in exchange for approximately 3.2 million common shares of Mogo and approximately $1.8 million in cash.

During the year ended December 31, 2021, the Company recorded a gain on sale/exchange of long-term investments of $26.3 million for the sale of its shares of Coinsquare. Concurrently, the Company recorded the fair value of the Mogo shares received in the exchange of $24.8 million in investments in marketable equity securities within current assets on the consolidated balance sheets. The fair value was calculated as 3.2 million shares of Mogo common stock multiplied by the fair value of the Mogo shares received. During the year ended December 31, 2021, we recorded an unrealized loss on the shares of approximately $13.7 million based on the closing price per share of Mogo common stock on the Nasdaq Stock Market on December 31, 2021 of $3.42.

During the year ended December 31, 2022, the Company sold all 3.2 million shares of its shares of Mogo for proceeds of $1.8 million, resulting in realized losses of approximately $9.0 million.

Note 9. Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2022	2021
Buildings and building improvements	$229,685	$88,808
Land rights and land improvements	10,164	—
Miners and mining equipment	441,324	87,921
Machinery and facility equipment	35,125	15,613
Office and computer equipment	1,206	1,007
Construction in progress	97,231	113,598
Total cost of property and equipment	814,735	306,947
Less accumulated depreciation	(122,180)	(30,467)
Property and equipment, net	$692,555	$276,480

The Company recognized an impairment charge for its miners and mining equipment during the year ended December 31, 2022, as described below, but did not incur any other impairment charges for its property and equipment for the years ended December 31, 2022, 2021, and 2020.

Miners and mining equipment

As of December 31, 2022, the Company had deployed a total of 88,556 miners in its mining operation, all at the Rockdale Facility.

During the year ended December 31, 2022, the Company paid approximately $194.9 million as deposits, primarily for ASIC miners, which were shipped monthly through December 2022, except for 5,130 miners that were received in January 2023, and reclassified $422.9 million to property and equipment in connection with the receipt of 57,649 miners at the Rockdale Facility.

During the year ended December 31, 2021, the Company entered into six purchase agreements with Bitmain to acquire 52,500 Antminer model S19j miners and 30,000 of their latest Antminer model S19XP miners for a combined total purchase price of approximately $535.0 million. As of December 31, 2022, no amounts remain payable to Bitmain.

Depreciation and amortization expense related to property and equipment totaled approximately $105.9 million, $26.1 million, and $4.3 million, for years ended December 31, 2022, 2021, and 2020, respectively.

During the year ended December 31, 2022, the Company elected to not renew its co-location mining services agreement with Coinmint, which was therefore terminated automatically per its terms, effective as of July 8, 2022. In connection with the termination, the Company arranged for the transfer of the miners it was operating at Coinmint’s Massena, New York facility (the “Coinmint Facility”). The Company then entered into an equipment exchange agreement with a third-party Bitcoin mining company (the “Counterparty”), whereby the Company transferred approximately 5,700 of the Antminer model S19 Pro miners it had previously deployed at the Coinmint Facility to the Counterparty in exchange for 5,000 factory-new Antminer model S19j Pro miners delivered to the Rockdale Facility. After completing the transfer of the miners to the Counterparty, the Company relocated the balance of the

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

miners it had deployed at the Coinmint Facility to the Rockdale Facility. As a result of the exchange with the Counterparty, during the year ended December 31, 2022, the Company recognized a gain on the exchange of equipment of approximately $16.3 million.

Impairment of miners

During the year ended December 31, 2022, adverse changes in business climate, including decreases in the price of Bitcoin and resulting decrease in the market price of miners, indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of the Company’s miners to be less than their net carrying value as of December 31, 2022, and an impairment charge of $55.5 million was recognized, decreasing the net carrying value of the Company’s miners to their estimated fair value. The estimated fair value of the Company’s miners is classified in Level 2 of the fair value hierarchy due to the quoted market prices for similar assets.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, impacting approximately 2.5 EH/s of our hash rate capacity. Repairs have been ongoing, and, in January 2023, the Company successfully brought approximately 0.6 EH/s of impacted hash rate capacity back online.

The Company has estimated that total damages of $9.7 million were incurred during 2022. No insurance recoveries have been received. Recoveries will be recognized when they are probable of being received.

Construction in progress

Upon completion of the Whinstone Acquisition, we commenced expansion of our Rockdale Facility to 700 MW, from its initial 300 MW of developed capacity. As of December 31, 2022, our 400 MW expansion at the Rockdale Facility had achieved multiple progress milestones while navigating the challenges with the current state of the global supply chain, including the completion of the substation expansion to 700 MW, successful installation of the substation busbar, and 400 MW of high-voltage transformers. We also completed construction of three new buildings in 2022, and a fourth is currently being constructed.

Related party land transaction

During the year ended December 31, 2022, the Company began an initiative to provide certain on-site temporary housing for stakeholders, including partners, analysts, stockholders, etc. The initiative arose as a result of limited accommodations for visitors in the Rockdale, Texas area, which is relatively remote. During 2022 Riot purchased land for the development of temporary housing from Lyle Theriot (indirectly, through a limited liability company) for approximately $0.1 million. Mr. Theriot is part of the management team at Whinstone and is considered a related party of Whinstone. The Company evaluated certain related party implications of the purchase, under GAAP and other applicable regulatory reporting requirements including, but not limited to, the Sarbanes-Oxley Act of 2002, and determined the transaction occurred on an arm’s length basis.

Commitment

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, which were received in January 2023. A summary of the purchase agreement commitments, deposits paid, and delivery timing is summarized as follows:

	Original Purchase	Open Purchase
Agreement Date	Commitment	Commitment	Deposit Balance	Received
November 22, 2021	32,550	—	3,467	First Quarter 2023
December 10, 2021	97,650	—	9,879	First Quarter 2023
December 24, 2021	202,860	—	19,927	First Quarter 2023
Total	$333,060	$—	$33,273

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 10. Goodwill and Intangible Assets

Goodwill

The following table presents the changes in goodwill for the year ended December 31, 2022:

Balance as of January 1, 2022	$335,563
ESS Metron purchase accounting adjustment	85
Impairment	(335,648)
Balance as of December 31, 2022	$—

During the second quarter of 2022, adverse changes in business climate, including decreases in the price of Bitcoin and increased volatility of equity markets, as evidenced by declines in the market price of the Company’s securities, those of its peers, and major market indices, reduced market multiples and increased weighted-average costs of capital, primarily driven by an increase in interest rates. Market concerns related to inflation, supply chain disruption issues and other macroeconomic factors were some of the primary causes for these declines. Additionally, the price of Bitcoin had declined significantly, notably during the second quarter of 2022.

Due to these factors, the Company determined that a triggering event had occurred, and therefore, performed a goodwill impairment assessment as of June 30, 2022. The valuation of the Company’s reporting units was determined with the assistance of an independent valuation specialist firm using a market approach. The market approach was based on the Guideline Public Company Method, which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses was based on the markets in which the reporting units operated, giving consideration to risk profiles, size, geography, and diversity of products and services. Under the market approach, the Company evaluated the fair value based on trailing and forward-looking earnings and revenue multiples derived from comparable publicly traded companies with similar market position and size as the Company’s reporting units. The unobservable inputs used to measure the fair value included projected revenue growth rates, the price of Bitcoin, the global Bitcoin network hash rate, the timing of miner shipments under currently executed contracts and their subsequent deployment, and the determination of appropriate market comparison companies. The trailing-twelve-month and next-twelve-month enterprise value-to-revenue multiples assumed in the analysis ranged from approximately 0.7x to approximately 3.9x. The resulting estimated fair values of the combined reporting units were reconciled to the Company’s market capitalization, including an estimated implied control premium of approximately 30%.

The results of the quantitative test indicated the fair value of the reporting units did not exceed their carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire carrying amount of the goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2022.

Finite-Lived Intangible Assets

The following table presents the Company’s finite-lived intangible assets as of December 31, 2022:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(671)	$5,629	10
Trademark	5,000	(542)	4,458	10
UL Listings	2,700	(244)	2,456	12
Patents	10,060	(1,126)	8,934	Various
Finite-lived intangible assets	$24,060	$(2,583)	$21,477

During the year ended December 31, 2022, the Company paid $9.5 million to license a patent for technology being used in the development of the Corsicana Facility. The amount paid is being amortized over the term of the license, which expires on December 31, 2024.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s finite-lived intangible assets as of December 31, 2021:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(51)	$6,249	10
Trademark	5,000	(42)	4,958	10
UL Listings	2,700	(19)	2,681	12
Patents	742	(468)	274	Various
Finite-lived intangible assets	$14,742	$(580)	$14,162

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of December 31, 2022:

2023	$5,830
2024	5,815
2025	1,355
2026	1,355
2027	1,355
Thereafter	5,767
Total	$21,477

The Company did not identify any impairment of its finite-lived intangible assets during the years ended December 31, 2022, 2021, and 2020

Note 11. Derivatives

Power Supply Contract and Demand Response Services Programs

In May 2020, the Company entered into a Power Supply Agreement with TXU Energy Retail Company LLC to provide the delivery of 130 MW of electricity by TXU to the Rockdale Facility, via the facility owned by Oncor Electric Delivery Company, LLC, at fixed prices through April 30, 2030. In March and November 2022, the Company and TXU agreed to increase the amount of electricity to be provided under the Power Supply Agreement by 65 MW and 150 MW, respectively, of electricity at fixed prices through April 30, 2030 and October 31, 2027, respectively, for a total of 345 MW under contract at fixed prices.

If more electricity is used than is contracted, the cost of the excess is incurred at the current spot rate. Concurrently with the Power Supply Agreement, the Company entered into a contract with Oncor for the extension of delivery system transmission/substation facilities to facilitate delivery of the electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under this contract are determined on an hourly basis using settlement information provided by the Electric Reliability Council of Texas (“ERCOT”) and are recorded in Cost of revenue: Data Center Hosting on the Consolidated Statements of Operations.

In collaboration with market participants such as the Company, ERCOT has a Demand Response Services Program for customers that have the ability to reduce or modify electricity use in response to instructions or signals. The Demand Response Services Program provides the ERCOT market with valuable reliability and economic services by helping to preserve system reliability, enhancing competition, mitigating price spikes, and encouraging the demand side of the market to respond better to wholesale price signals. Market participants with electrical loads like the Company may participate in the Demand Response Service Program directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing wholesale prices.

Under the Demand Response Services Program, depending on the spot market price of electricity, we may, when there is a benefit to our Company, offer electricity back to ERCOT in exchange for cash payments or credits against future power costs, rather than using the power for the Company’s operations during these peak times to most efficiently manage our operating costs. During the years ended December 31, 2022 and 2021, we sold approximately $27.3 million and $6.5 million, respectively, in electricity back to ERCOT in exchange for credits against future power costs. These sales back to ERCOT are recorded in Power curtailment credits on the Consolidated Statements of Operations.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The Company determined the Power Supply Agreement meets the definition of a derivative because the Demand Response Services Program allows for net settlement. However, because we have the ability to offer the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, we do not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Consolidated Statements of Operations. The Power Supply Agreement is not designated as a hedging instrument.

The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, our discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2030. The discount rate utilized of approximately 22.3% includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

The terms of the Power Supply Agreement require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of December 31, 2022, the margin-based collateral requirement of the Company was zero.

While we manage operating costs at the Rockdale Facility in part by periodically selling unused or uneconomical power in the market back to ERCOT, we do not consider such actions trading activities. That is, we do not engage in speculation in the power market as part of our ordinary activities.

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of January 1, 2021	$—
Acquisition of Whinstone	13,967
Change in fair value of derivative asset	12,112
Balance as of December 31, 2021	26,079
Change in fair value of derivative asset	71,418
Balance as of December 31, 2022	$97,497

Note 12. Long-Term Assets

Deposits

Deposits consist of the following:

	December 31,	December 31,
	2022	2021
Deposits on equipment:
Beginning balance	$261,215	$33,093
Additions	194,923	274,833
Reclassification to property and equipment	(422,865)	(46,711)
Ending balance	33,273	261,215
Security deposits	9,160	4,955
Total deposits	$42,433	$266,170

Deposits on Equipment

During the year ended December 31, 2022, the Company paid approximately $194.9 million as deposits, primarily for miners, and reclassified $422.9 million to property and equipment in connection with the receipt of 57,649 miners at the Rockdale Facility. See Note 9. Property and Equipment.

During the year ended December 31, 2021, the Company paid approximately $274.8 million as deposits, primarily for miners, and reclassified $46.7 million to property and equipment in connection with the receipt of 23,864 miners at the Coinmint Facility and the Rockdale Facility.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Security Deposits

During the year ended December 31, 2022, the Company paid approximately $4.7 million as a security deposit for the development of the Corsicana Facility. As of December 31, 2022, $1.8 million of the amount paid to Oncor in 2021, as described below, remains held as a deposit and the Company has other security deposits totaling approximately $2.7 million, including its ground lease of $1.8 million.

During the year ended December 31, 2021, the Company paid approximately $3.1 million in connection with an amended and restated Transmission/Substation Facility Extension Agreement for the construction of the Oncor-owned Delivery System facilities to serve the expansion of the Rockdale Facility. As of December 31, 2021, the Company had security deposits totaling approximately $5.0 million, including its ground lease of $1.8 million.

Note 13. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Construction in progress	$16,621	$12,110
Power related costs and remittances	32,632	—
Accrued compensation	8,582	5,741
Insurance	3,660	2,507
Other	3,969	1,713
Total accrued expenses	$65,464	$22,071

Note 14. Debt

Credit and Security Facility

During the year ended December 31, 2022, the Company entered into a $10.0 million Credit and Security Facility, which consists of a $6.0 million Revolving Line of Credit and a $4.0 Equipment Guidance Line.

The $6.0 million Revolving Line of Credit has a term of one year with interest due monthly and principal due at maturity. All amounts borrowed under the Revolving Line of Credit carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of December 31, 2022, the interest rate was 7.5%.

The $4.0 million Equipment Guidance Line has a term of one year and permits the Company to finance up to 80.0% of certain equipment purchases. All amounts borrowed under the Equipment Guidance Line carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of December 31, 2022, the interest rate was 7.5%.

Total borrowings under the Credit and Security Facility as of, and during the year ended, December 31, 2022, were less than $0.1 million.

All borrowings and accrued interest under the equipment guidance line convert to fixed rate term loans every six months, which have either five-year terms for borrowings used to acquire vehicles and manufacturing equipment (“Manufacturing Term Loans”) or three-year terms for borrowings of equipment other than vehicles and manufacturing equipment (“Equipment Term Loans”). The Manufacturing Term Loans carry interest at a fixed rate equal to the five-year treasury rate plus 2.5% as of conversion and the Equipment Term Loans carry interest at a fixed rate equal to the three-year treasury rate plus 2.5% as of conversion. As of December 31, 2022, no amounts were due under Manufacturing Term Loans or Equipment Term Loans.

As of December 31, 2022, the Company was in compliance with all covenants of the Credit and Security Facility.

Note 15. Leases

As of December 31, 2022, the Company had operating leases for its offices, manufacturing facilities of ESS Metron, and a ground lease for the Rockdale Facility, that expire on various dates through January 2032.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2022, the Company executed an amendment to the ground lease for the Rockdale Facility to add a second 100-acre tract of land, adjacent to the land subject to the original ground lease, for an additional $0.9 million in annual payments. The term of the amended lease is scheduled to expire on January 31, 2032, followed by three ten-year renewal periods at the Company’s option, unless terminated earlier. Concurrent with the amendment to the ground lease, the Company extended the term of its Water Reservation Agreement for the Rockdale Facility (see Note 19. Commitments and Contingencies).

As of December 31, 2022 and 2021, operating lease right of use assets were $21.7 million and $13.2 million, respectively, and operating lease liabilities were $22.3 million and $13.4 million, respectively.

The following table presents the components of the Company’s lease expense, which the ground and facilities’ leases are included in Cost of revenue and the office leases are included in Selling, general, and administrative on the Consolidated Statements of Operations:

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$3,193	$678	$1,240
Variable lease cost	182	51	1,040
Operating lease expense	3,375	729	2,280
Short-term lease rent expense	—	19	20
Total lease expense	$3,375	$748	$2,300

The following table presents supplemental lease information:

	Years Ended December 31,
	2022	2021	2020
Operating cash outflows for operating leases	$2,789	$435	$1,207
Right of use assets exchanged for new operating lease liabilities	$10,333	$13,622	$—
Weighted-average remaining lease term – operating leases	8.5	8.6	—
Weighted-average discount rate – operating leases	6.6%	5.8%	—%

The following table represents our future minimum operating lease payments as of December 31, 2022:

	Ground lease	Office and other leases	Total
2023	$1,939	$1,487	$3,426
2024	1,998	1,495	3,493
2025	2,058	1,182	3,240
2026	2,119	1,107	3,226
2027	2,183	1,134	3,317
Thereafter	9,618	3,222	12,840
Total undiscounted lease payments	19,915	9,627	29,542
Less present value discount	(5,720)	(1,571)	(7,291)
Present value of lease liabilities	$14,195	$8,056	$22,251

Note 16. Stockholders’ Equity

Preferred Stock

0% Series B Convertible Preferred Stock

On November 3, 2017, the Company designated 1,750,001 shares of preferred stock as “0% Series B Convertible Preferred Stock.”

The shares of 0% Series B Convertible Preferred Stock are non-voting and convertible into shares of common stock based on a conversion calculation equal to the stated value of the 0% Series B Convertible Preferred Stock, plus all accrued and unpaid dividends, if any, as of such date of determination, divided by the conversion price. The stated value of each share of 0% Series B Convertible Preferred Stock is $6.80 and the initial conversion price is $6.80 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The holders of 0% Series B Convertible

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Preferred Stock are entitled to receive dividends if and when declared by the Company’s board of directors. The 0% Series B Convertible Preferred Stock is also subject to beneficial ownership limitations and conversion limitations.

During the year ended December 31, 2022, the remaining 2,199 shares outstanding of the Company’s 0% Series B Convertible Preferred Stock were converted to 2,199 shares of its common stock.

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Common Stock, without any par value per share.

Each holder of Common Stock is entitled to one vote for each share held of record on all matters to be voted on by such holders. Holders of Common Stock are entitled to receive dividends, if declared. Upon liquidation, dissolution or winding-up, holders of Common Stock are entitled to share ratably in the net assets legally available for distribution after payment of all debts and other liabilities, subject to any preferential rights of the holders of Preferred Stock, if any.

At-the-Market (“ATM”) Equity Offerings

2022 ATM Offering

In March 2022, the Company entered into an ATM sales agreement under which it could offer and sell up to $500.0 million in shares of the Company’s common stock. During the year ended December 31, 2022, the Company received gross proceeds of approximately $304.8 million ($298.2 million, net of $6.6 million in commissions and expenses), from the sale of 37,052,612 shares of common stock at a weighted average fair value of $8.23 per share.

2021 ATM Offering

In August 2021, the Company entered into an ATM sales agreement under which it could offer and sell up to $600.0 million in shares of the Company’s common stock. During the year ended December 31, 2021, the Company received gross proceeds of approximately $600.0 million ($587.2 million, net of $12.8 million in commissions and expenses), from the sale of 19,910,589 shares of common stock at a weighted average fair value of $29.53 per share. With the sale and issuance of these shares, all $600.0 million in shares of the Company’s common stock available for sale under 2021 ATM Offering had been issued.

2020 ATM Offering

In January 2021, the Company received gross proceeds of approximately $84.8 million ($82.7 million net, after $2.1 million in expenses) from the sale of 4,433,468 shares of common stock at an average fair value of $19.13 per share under an ATM agreement entered into in December 2020. With the sale and issuance of these shares, and of the shares previously sold and issued during the year ended December 31, 2020, all $200 million in shares of Company common stock available for sale under the December 2020 ATM Offering had been issued.

In October 2020, the Company entered into an ATM sales agreement under which it received proceeds of approximately $100.0 million from the sale of common shares. The Company incurred fees of up to 3.0% of the gross proceeds received.

Under the terms of the 2022, 2021, and 2019 ATM Offerings, the Company only issued shares of its common stock.

Warrants

During the year ended December 31, 2021, the Company issued warrants to XMS Capital Partners, LLC as partial payment for its advisory services in connection with the Whinstone Acquisition. The warrants entitle XMS to purchase up to 63,000 shares of the Company’s common stock at a purchase price of $48.37 per share. The warrants may be exercised at any time through August 12, 2026.

The warrants are recognized as a liability with a fair value of zero upon issuance and a redemption value of zero as of December 31, 2022.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

2022 Transactions

During the year ended December 31, 2022, the Company increased its authorized shares of common stock from 170 million shares to 340 million shares.

During the year ended December 31, 2022, 1,819,332 shares of common stock were issued to the Company’s board of directors, officers, employees, and advisors of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended. The Company withheld 685,781 of these shares, at a fair value of approximately $10.1 million, to cover the withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Incentive Plan.

During the year ended December 31, 2022, 2,199 shares of the Company’s 0% Series B Convertible Preferred Stock were converted into 2,199 shares of its common stock, leaving no shares outstanding.

In July 2022, the Company’s shareholders approved the third amendment to its 2019 Equity Incentive Plan, which increased the number of shares of the Company’s common stock reserved for issuance by 10.0 million shares.

2021 Transactions

During the year ended December 31, 2021, the Company issued 11,800,000 shares of its common stock in connection with its acquisition of Whinstone. See Note 5. Acquisitions.

During the year ended December 31, 2021, the Company issued 645,248 shares of its common stock in connection with its acquisition of ESS Metron. See Note 5. Acquisitions.

During the year ended December 31, 2021, 464,021 shares of common stock were issued to the Company’s board of directors, officers, employees and advisors of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Incentive Plan, as amended. The Company withheld 174,685 of these shares, at a fair value of approximately $5.1 million, to cover the withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Incentive Plan.

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

During the year ended December 31, 2021, 2,000 shares of the Company’s 0% Series B Convertible Preferred Stock were converted into 2,000 shares of its common stock, leaving 2,199 shares outstanding. The Company currently has one equity compensation plan, The 2019 Equity Incentive Plan, as amended. On October 19, 2021, the Company’s shareholders approved the second amendment to its 2019 Equity Incentive Plan, which increased the number of shares of the Company’s common stock reserved for issuance by 4,400,000 shares.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2020, 122,377 shares of common stock were issued to a Company executive under an employment agreement in settlement of $175,000 of previously accrued compensation under the 2019 Equity Incentive Plan, as amended, and 5,000 shares of common stock were issued in settlement of fully vested restricted stock rights previously granted and previously expensed under the Company’s former 2017 Equity Incentive Plan.

During the year ended December 31, 2020, 2,048,096 shares of common stock were issued to the Company’s board of directors, officers and employees of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company pursuant to grants made under the Company’s 2019 Equity Incentive Plan, as amended. The Company withheld 193,881 of these shares at a fair value of approximately $0.45 million, to cover the withholding taxes related to the settlement of these vested restricted stock units. The settlement of the fully vested restricted stock units included the accelerated vesting of 471,544 restricted stock units due to the resignation of a member of the Company’s Board, as permitted under the 2019 Equity Incentive Plan, as amended.

During the year ended December 31, 2020, the Company issued 40,634 shares of its common stock to a consultant and advisors in settlement of fully vested restricted stock units granted under the 2019 Equity Incentive Plan, as amended.

During the year ended December 31, 2020, the Company issued 1,492,487 shares of its common stock related to the exercise of 1,492,487 common stock warrants granted to the Investors in the January 2019 Private Financing for cash of approximately $2.9 million or $1.94 per share.

Note 17. Stock-Based Compensation

In October 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan.  The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, employees, and consultants in the form of restricted stock awards or stock options that settled in shares of the Company’s common stock upon vesting. 3.6 million shares of common stock were initially reserved for issuance.

In November 2020, the Company’s stockholders approved the First Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 3.5 million shares.

In October 2021, the Company’s stockholders approved the Second Amendment to the 2019 Equity Inventive Plan, which increased the shares of common stock reserved for issuance by 4.4 million shares.

In July 2022, the Company’s stockholders approved the Third Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 10.0 million shares.

As of December 31, 2022, the Company had 2,895,050 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

Stock-based Compensation

The following table presents stock-based compensation expense by category:

	Years Ended December 31,
	2022	2021	2020
Performance-based stock awards	$16,444	$63,556	$—
Service-based stock awards	8,111	4,935	3,407
Total stock-based compensation	$24,555	$68,491	$3,407

Stock-based compensation expense is recognized within Selling, general and administrative on the Consolidated Statements of Operations.

All restricted stock awards granted prior to January 1, 2022, and some granted during the year ended December 31, 2022, were granted in the form of Restricted Stock Units (“RSUs”). During the year ended December 31, 2022, all outstanding RSUs were converted into an equivalent number of Restricted Stock Awards (“RSAs”), with substantially the same terms as the RSUs they replaced. RSAs differ from RSUs in that outstanding RSAs have voting rights equivalent to the Company’s common stock and are recognized as outstanding common stock.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Restricted Common Stock Awards

Performance-based awards

Performance-based awards vest over a three-year performance period upon the successful completion of specified milestones related to added infrastructure capacity and Adjusted EBITDA through December 31, 2023.

The following table presents a summary of the Company’s performance-based awards activity:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
RSU Balance as of January 1, 2022	3,404,585	$36.68
RSUs Granted	1,412,299	$10.66
RSUs Vested	(577,507)	$35.21
RSUs Forfeited	(406,439)	$34.96
RSUs converted to RSAs	(3,832,938)	$28.75
RSU Balance as of December 31, 2022	—

RSUs converted to RSAs	3,832,938	$28.75
RSAs Granted	245,266	$6.83
RSAs Vested	(151,702)	$6.83
RSAs Forfeited	(7,567)	$6.39
RSA Balance as of December 31, 2022	3,918,935	$31.05

During the year ended December 31, 2021, the Company granted 4,033,159 performance-based awards with a grant date fair value of $148.0 million. During the year ended December 31, 2020, no performance-based awards were awarded.

As of December 31, 2022, there was approximately $11.6 million of unrecognized compensation cost related to the performance-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 6 months.

Service-based awards

Service-based awards generally vest over a one-to-two-year service period.

The following table presents a summary of the Company’s service-based awards activity:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
RSU Balance as of January 1, 2022	610,561	$5.93
RSUs Granted	922,552	$6.89
RSUs Vested	(808,071)	$7.91
RSUs Forfeited	(22,514)	$9.11
RSUs converted to RSAs	(702,528)	$8.20
RSU Balance as of December 31, 2022	—

RSUs converted to RSAs	702,528	$8.20
RSAs Granted	10,310,115	$6.73
RSAs Vested	(154,499)	$6.83
RSAs Forfeited	(2,002,400)	$6.33
RSA Balance as of December 31, 2022	8,855,744	$6.84

During the year ended December 31, 2021, the Company awarded 212,189 service-based awards with a grant date fair value of $7.1 million. During the year ended December 31, 2020, the Company awarded 1,544,359 service-based awards with a grant date fair value of $2.0 million.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, there was approximately $50.7 million of unrecognized compensation cost related to the service-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 10 months.

Note 18. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of December 31, 2022
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (a)	$97,497	$—	$—	$97,497
Contingent consideration liability (b)	$24,935	$—	$—	$24,935

	Fair value measured as of December 31, 2021
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (a)	$26,079	$—	$—	$26,079
Contingent consideration liability (b)	$83,928	$—	$—	$83,928

(a)	See Note 11. Derivatives.
(b)	See Note 19. Commitments and Contingencies.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the period presented.

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

As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings, prepaid expenses and other current assets, accounts payable, billings in excess of costs and estimated earnings, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

During the year ended December 31, 2022, adverse changes in business climate, including decreases in the price of Bitcoin and resulting decrease in the market price of miners, indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of the Company’s Miners and mining equipment to be less than their net carrying value as of December 31, 2022, and an impairment charge of $55.5 million was recognized, decreasing the net carrying value of the Company’s Miners and mining equipment to their estimated fair value.

Applying the market price of one Bitcoin on December 31, 2022 of approximately $16,548 to the Company’s 6,974 Bitcoin held, results in an estimated fair value of the Company’s Bitcoin of $115.4 million as of December 31, 2022. Applying the market price of one Bitcoin on December 31, 2021 of approximately $46,306 to the Company’s 4,884 Bitcoin held, results in an estimated fair value of the Company’s Bitcoin of $226.2 million as of December 31, 2021. The valuation of Bitcoin held is classified in Level 1 of the fair value hierarchy as it is based on quoted prices in active markets for identical assets.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its primary office locations and data center hosting facilities, as well as a ground lease, under noncancelable lease agreements that expire on varying dates through 2032. See Note 15. Leases.

Water Reservation Agreement

The Company has a water reservation agreement with the lessor of its ground lease to obtain a certain quantity of non-potable water from a nearby lake to be used by the Company for evaporative cooling purposes at our Rockdale Facility. During the year ended December 31, 2022, concurrent with the amendment to its ground lease (see Note 15. Leases), the agreement was amended to increase the quantity of water to be obtained and extend the term of the agreement. The term of the agreement, including the impact of the amendment, runs through January 2032, followed by three ten-year renewal periods, and requires annual payments of approximately $2.0 million.

The Company concluded that the water reservation agreement was not a lease or a derivative instrument. Because the Company obtained an additional right of use for the reserved water amount, and the charges were increased by a standalone price commensurate with the additional water use rights and at market rates, the water reservation agreement was determined to be a lease modification accounted for as a separate contract. As such, the fees of the water reservation agreement were excluded from the lease payments of the ground lease and the water reservation agreement was accounted for as a separate executory contract.

Business Combination Contingent Consideration

In February 2021, the State of Texas experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures and caused an electricity generation shortage that was severely disruptive to the whole state. While demand for electricity reached extraordinary levels due to the extreme cold, the supply of electricity significantly decreased in part because of the inability of certain power generation facilities to supply electric power to the grid. Due to the extreme market price of electricity during this time, at the request of ERCOT, the Company stopped supplying power to its customers and instead sold power back to the grid.

In April 2021, under the provisions of the Power Supply Agreement, and as a result of the weather event, the Company entered into a Qualified Scheduling Entity (“QSE”) Letter Agreement, which resulted in the Company being entitled to receive approximately $125.1 million for its power sales during the February winter storm, all under the terms and conditions of the QSE Letter Agreement. The Company received cash of $29.0 million in April 2021 (after deducting $10.0 million in power management fees owed by Whinstone), approximately $59.7 million was credited against power bills of the Company during 2022, with the remaining $26.3 million being contingent upon ERCOT’s future remittance. These amounts are recognized gross before fair value adjustments and expenses incurred by the Company for power management fees noted above and customer settlements. The fair value of the settlement agreement was estimated and recognized as an asset as part of acquisition accounting.

As part of the Whinstone Acquisition (see Note 5. Acquisitions), the Company is obligated to pay the seller up to $86.0 million, net of income taxes, (undiscounted) of additional consideration if certain power credits are received or realized by the Company arising from the February 2021 weather event. Upon the acquisition of Whinstone, the estimated fair value of the contingent consideration was approximately $83.0 million.

The estimated fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

The Company estimated the fair value of the contingent consideration using a discounted cash flow analysis, which includes estimates of both the timing and amounts of potential future power credits. These estimates were determined using the Company’s historical consumption quantities and patterns combined with management’s expectations of its future consumption requirements, which require significant judgment and depend on various factors outside the Company’s control, such as construction delays. The discount rate of approximately 2.5% includes observable market inputs, such as TXU’s parent company’s Standard & Poor’s credit rating of BB, but also includes unobservable inputs such as interest rate spreads, which were estimated based on qualitative judgment related to company-specific risk factors. Specifically, due to the power credits being subordinated obligations for TXU’s parent, we

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

used one credit rating lower than BB in our yield curve to estimate a reasonable interest rate spread to determine the cost of debt input. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 21.0%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period.

The following table presents the changes in the estimated fair value of our contingent consideration liability:

Balance as of January 1, 2021	$—
Acquisition of Whinstone	82,953
Change in fair value of contingent consideration	975
Balance as of December 31, 2021	83,928
Change in contingent consideration	(58,834)
Change in fair value of contingent consideration	(159)
Balance as of December 31, 2022	$24,935

Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that, other than with regard to the Class Action described below, any material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

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

On September 26, 2022, Northern Data filed its Answer, Affirmative Defenses, and Verified Counterclaims and Third-Party Claims, which claim that Riot and Whinstone breached the SPA by allegedly failing to timely remit to Northern Data certain energy credit payments and that Riot is improperly seeking to introduce indemnification claims into the contractual process to resolve the parties’ dispute over purchase price. Northern Data alleges that there are approximately $40 million in energy credits that remain unpaid. Northern Data seeks damages in an unspecified amount, a declaration that Riot may not withhold payments for energy credits

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

pending the resolution of the purchase price dispute, and specific performance that Riot may not introduce indemnification claims in connection with the process to resolve the purchase price dispute.

Northern Data filed a motion for partial summary judgment on its claims for specific performance of the SPA’s provision for payment of certain energy credits by the Company. The Company filed its answering brief in opposition to the motion on February 3, 2023. Northern Data in turn must file any reply on or before March 10, 2023.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Shareholder Derivative Cases

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company’s officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until June 27, 2023 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 20. Income taxes

The following table presents the components of the loss from continuing operations before income taxes:

	For the years ended December 31,
	2022	2021	2020
Domestic	$(521,302)	$(15,183)	$(14,107)
Foreign	—	—	—
Loss from Continuing Operations before Income Taxes	$(521,302)	$(15,183)	$(14,107)

The following table presents the components of income tax benefit (expense):

	As of December 31,
	2022	2021	2020
Current:
US Federal	$—	$—	$—
US State	(789)	(254)	—
Foreign	—	—	—
Total current benefit (expense)	$(789)	$(254)	$—
Deferred:
US Federal	$12,538	$—	$—
US State	—	—	—
Foreign	—	—	—
Total deferred benefit	12,538	—	—
Total benefit (expense) for income taxes	$11,749	$(254)	$—

The following table presents the tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities:

	As of December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$150,167	$65,681
Research and development credit carryforwards	1,063	1,119
Long-term investments	—	3,402
Operating lease liabilities	5,178	1,454
Stock option expense	17,422	15,827
Bitcoin assets	29,111	11,403
Intangible assets	6,501	—
Other assets	1,330	—
Deferred revenue	4,595	—
Total deferred tax assets	215,367	98,886
Valuation allowance	(108,060)	(61,609)
Net deferred tax assets	107,307	37,277
Deferred income tax liabilities:
Derivative asset	(22,678)	(5,477)
Property and equipment and other	(84,629)	(31,800)
Net deferred tax assets (liabilities)	$—	$—

The Company has approximately $645.9 million and $394.0 million of federal and state tax Net Operating Losses (“NOLs”), respectively, that may be available to offset future taxable income. Federal and state net operating loss carryforwards of $181.4 million and $369.8 million, respectively, if not utilized, expire between 2026 and 2037. Under the Tax Cuts and Jobs Act, $465.5 million federal and $24.2 million state NOLs incurred after December 31, 2017 are carried forward indefinitely, but may be limited in utilization to 80% of taxable income.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Furthermore, as a result of changes in the ownership of our common stock and changes in our business operations, our ability to use our federal NOLs may be limited under Internal Revenue Code Section 382 and 383. State NOLs are subject to similar limitations in many cases. As a result, our substantial NOLs may not have any value to the Company.

The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2018 through 2022, although carryforward attributes that were generated prior to tax year 2017 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by approximately $46.4 million during the year ended December 31, 2022.

The following table reconciles the tax expense (benefit) based on the U.S. federal statutory rate with actual tax expense (benefit):

	For the years ended December 31,
	2022	2021	2020
Statutory federal income tax expense (benefit)	$(109,376)	$(3,188)	$(2,660)
State taxes, net of federal tax expense (benefit)	(3,403)	67	(471)
Goodwill impairment	64,295	—	(45)
Contingent payment	(12,538)	—	—
Stock compensation	(2,904)
Other nondeductible expenses	11,433	1,732	—
Tax return to provision true-up	(9,026)	67	(8,737)
State tax rate change	3,321	(1,908)	2,231
Other	—	—	—
Change in valuation allowance	46,449	3,484	9,682
Income taxes expense (benefit)	$(11,749)	$254	$—

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2022 and 2021.

The Company is subject to U.S. federal income tax and primarily Florida, Colorado, Louisiana, and Texas state income tax. The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2022 and 2021.

Note 21. Earnings Per Share

The holdback of 70,165 shares as security for the ESS Metron sellers’ indemnification obligations (see Note 5. Acquisitions) is excluded from the basic and diluted net income (loss) per share calculations.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive:

	December 31,
	2022	2021	2020
Warrants to purchase common stock	63,000	63,000	2,061,770
Options to purchase common stock	—	—	12,000
Unvested restricted stock awards	—	4,015,146	633,305
Convertible Series B preferred shares	—	2,199	4,199
Total	63,000	4,080,345	2,711,274

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 22. Segment Information

The Company has three reportable segments: Bitcoin Mining, Data Center Hosting, and Engineering. The reportable segments are identified based on the types of service performed. The CODM analyzes the performance of the segments based on reportable segment revenue and reportable segment cost of revenue. No operating segments have been aggregated to form the reportable segments.

The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the Bitcoin the Company earns through its mining activities. The Data Center Hosting segment generates revenue from long-term customer contracts for the provision/consumption of electricity, construction of infrastructure, operation of data centers, and maintenance/management of computing capacity from the Company’s high performance data center facility in Rockdale, Texas. The Engineering segment generates revenue through customer contracts for custom engineered electrical products.

The Data Center Hosting segment purchases custom engineered electrical products from the Engineering segment in the ordinary course of business. All revenue and cost of revenues from intersegment transactions have been eliminated in the consolidated statements of operations. All Other revenue is from external customers.

During the year ended December 31, 2022, the Company earned revenue of approximately $29.7 million from one customer, representing 11.4% of the Company’s total consolidated revenue, in its Engineering segment. No other individual customer accounted for more than 10% of total revenue for the year ended December 31, 2022.

During the years ended December 31, 2021 and 2020, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents revenue and cost of revenues for the Company’s reportable segments, reconciled to the Consolidated Statements of Operations:

	Years Ended December 31,
	2022	2021	2020
		(as restated)	(as restated)
Reportable segment revenue:
Bitcoin Mining	$156,870	$184,422	$11,984
Data Center Hosting	101,718	24,546	—
Engineering	85,358	5,265	—
Other revenue	97	97	97
Eliminations	(84,872)	(1,087)	—
Total segment and consolidated revenue	$259,171	$213,243	$12,081

Reportable segment cost of revenues:
Bitcoin Mining	84,897	45,513	6,251
Data Center Hosting	116,200	32,998	—
Engineering	70,283	4,351	—
Eliminations	(77,684)	(769)	—
Total segment and consolidated cost of revenues	$193,696	$82,093	$6,251

Reconciling Items:
Acquisition-related costs	(78)	(21,198)	—
Selling, general, and administrative	(67,452)	(87,429)	(10,251)
Depreciation and amortization	(107,950)	(26,324)	(4,494)
Change in fair value of derivative asset	71,418	12,112	—
Power curtailment credits	27,345	6,514	—
Change in fair value of contingent consideration	159	(975)	—
Realized gain on sale/exchange of Bitcoin	30,346	253	6,350
Gain on exchange of equipment	16,281	—	29
Casualty-related charges (recoveries), net	(9,688)	—	—
Impairment of Bitcoin	(147,365)	(43,973)	(3,595)
Impairment of goodwill	(335,648)	—	—
Impairment of miners	(55,544)	—	—
Impairment of long-term investment	—	—	(9,413)
Reversal of registration rights penalty	—	—	1,358
Interest income (expense)	454	(296)	85
Realized loss on sale of marketable equity securities	(8,996)	—	—
Realized gain on sale/exchange of long-term investment	—	26,260	—
Unrealized loss on marketable equity securities	—	(13,655)	—
Other income (expense)	(59)	2,378	(6)
Current income tax benefit (expense)	(789)	(254)	—
Deferred income tax benefit (expense)	12,538	—	—
Net income (loss)	$(509,553)	$(15,437)	$(14,107)

Note 23. Restatement of Previously Issued Interim Condensed Consolidated Financial Statements

The following tables present the impacts of the restatement adjustments, as described in Note 2. Restatement of Previously Issued Financial Statements, to the previously reported financial information as of and for the periods ended March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021. Restated Statements of Stockholders’ Equity are not presented as all impacted items on those statements, Net income (loss), Accumulated deficit, and Total stockholders’ equity, are presented within the following tables.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Restated Condensed Consolidated Balance Sheets (Unaudited)

	As of March 31, 2022 (unaudited)			As of March 31, 2021 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
ASSETS
Current assets
Cash and cash equivalents	$113,581	$—	$113,581	$241,012	$—	$241,012
Accounts receivable, net	16,019	—	16,019	—	—	—
Costs and estimated earnings in excess of billings	11,058	—	11,058	—	—	—
Prepaid expenses and other current assets	20,958	—	20,958	629	—	629
Bitcoin	189,634	(8,002)	181,632	34,567	(3,814)	30,753
Future power credits, current portion	79,261	—	79,261	—	—	—
Investments in marketable equity securities, at fair value	9,193	—	9,193	—	—	—
Total current assets	439,704	(8,002)	431,702	276,208	(3,814)	272,394

Property and equipment, net	338,632	—	338,632	28,306	—	28,306
Deposits	330,360	—	330,360	70,730	—	70,730
Finite-lived intangible assets, net	13,723	—	13,723	351	—	351
Goodwill	335,648	—	335,648	—	—	—
Derivative asset	69,762	—	69,762	—	—	—
Operating lease right-of-use assets	21,616	—	21,616	—	—	—
Other long-term assets	310	—	310	310	—	310
Total assets	$1,549,755	$(8,002)	$1,541,753	$375,905	$(3,814)	$372,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,269	$—	$11,269	$2,904	$—	$2,904
Billings in excess of costs and estimated earnings	4,963	—	4,963	—	—	—
Accrued expenses	16,430	—	16,430	4,432	—	4,432
Deferred revenue, current portion	2,747	—	2,747	97	—	97
Contingent consideration liability - future power credits, current portion	79,261	—	79,261	—	—	—
Operating lease liability, current portion	1,507	—	1,507	—	—	—
Total current liabilities	116,177	—	116,177	7,433	—	7,433

Deferred revenue, less current portion	19,328	—	19,328	655	—	655
Operating lease liability, less current portion	20,346	—	20,346	—	—	—
Other long-term liabilities	6,220	—	6,220	—	—	—
Total liabilities	162,071	—	162,071	8,088	—	8,088

Stockholders’ equity
Preferred stock, no par value:
2% Series A Convertible Preferred stock	—	—	—	—	—	—
0% Series B Convertible Preferred stock	—	—	—	11	—	11
Common stock, no par value	1,589,893	—	1,589,893	590,188	—	590,188
Accumulated deficit	(202,209)	(8,002)	(210,211)	(222,382)	(3,814)	(226,196)
Total stockholders’ equity	1,387,684	(8,002)	1,379,682	367,817	(3,814)	364,003
Total liabilities and stockholders’ equity	$1,549,755	$(8,002)	$1,541,753	$375,905	$(3,814)	$372,091

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	As of June 30, 2022 (unaudited)			As of June 30, 2021 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
ASSETS
Current assets
Cash and cash equivalents	$270,483	$—	$270,483	$147,183	$—	$147,183
Accounts receivable, net	16,091	—	16,091	27	—	27
Costs and estimated earnings in excess of billings	13,779	—	13,779	—	—	—
Prepaid expenses and other current assets	12,999	—	12,999	1,060	—	1,060
Bitcoin	126,574	(8,727)	117,847	48,254	(4,142)	44,112
Future power credits, current portion	54,477	—	54,477	—	—	—
Investments in marketable equity securities, at fair value	2,028	—	2,028	24,799	—	24,799
Total current assets	496,431	(8,727)	487,704	221,323	(4,142)	217,181

Property and equipment, net	424,744	—	424,744	142,315	—	142,315
Deposits	363,010	—	363,010	78,861	—	78,861
Finite-lived intangible assets, net	13,371	—	13,371	89,713	—	89,713
Goodwill	—	—	—	253,909	—	253,909
Derivative asset	130,693	—	130,693	30,360	—	30,360
Operating lease right-of-use assets	21,166	—	21,166	6,440	—	6,440
Future power credits, less current portion	—	—	—	83,138	—	83,138
Other long-term assets	310	—	310	310	—	310
Total assets	$1,449,725	$(8,727)	$1,440,998	$906,369	$(4,142)	$902,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,761	$—	$18,761	$28,607	$—	$28,607
Billings in excess of costs and estimated earnings	6,389	—	6,389	—	—	—
Accrued expenses	16,771	—	16,771	4,464	—	4,464
Deferred revenue, current portion	2,651	—	2,651	2,724	—	2,724
Contingent consideration liability - future power credits, current portion	54,477	—	54,477	—	—	—
Operating lease liability, current portion	1,518	—	1,518	1,680	—	1,680
Total current liabilities	100,567	—	100,567	37,475	—	37,475

Deferred revenue, less current portion	18,851	—	18,851	20,789	—	20,789
Operating lease liability, less current portion	19,968	—	19,968	6,620	—	6,620
Contingent consideration liability - future power credits, less current portion	—	—	—	83,138	—	83,138
Deferred tax liability	—	—	—	41,491	—	41,491
Other long-term liabilities	8,274	—	8,274	2,693	—	2,693
Total liabilities	147,660	—	147,660	192,206	—	192,206

Stockholders’ equity
Preferred stock, no par value:
2% Series A Convertible Preferred stock	—	—	—	—	—	—
0% Series B Convertible Preferred stock	—	—	—	11	—	11
Common stock, no par value	1,857,108	—	1,857,108	917,197	—	917,197
Accumulated deficit	(555,043)	(8,727)	(563,770)	(203,045)	(4,142)	(207,187)
Total stockholders’ equity	1,302,065	(8,727)	1,293,338	714,163	(4,142)	710,021
Total liabilities and stockholders’ equity	$1,449,725	$(8,727)	$1,440,998	$906,369	$(4,142)	$902,227

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	As of September 30, 2022 (unaudited)			As of September 30, 2021 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
ASSETS
Current assets
Cash and cash equivalents	$254,974	$—	$254,974	$57,880	$—	$57,880
Accounts receivable, net	17,385	—	17,385	3,632	—	3,632
Costs and estimated earnings in excess of billings	15,119	—	15,119	—	—	—
Prepaid expenses and other current assets	22,100	—	22,100	1,552	—	1,552
Bitcoin	125,151	(4,593)	120,558	102,313	(10,834)	91,479
Future power credits, current portion	39,996	—	39,996	—	—	—
Investments in marketable equity securities, at fair value	2,170	—	2,170	13,647	—	13,647
Total current assets	476,895	(4,593)	472,302	179,024	(10,834)	168,190

Property and equipment, net	650,191	—	650,191	214,251	—	214,251
Deposits	178,502	—	178,502	94,416	—	94,416
Finite-lived intangible assets, net	13,017	—	13,017	84,807	—	84,807
Goodwill	—	—	—	253,737	—	253,737
Derivative asset	112,944	—	112,944	37,773	—	37,773
Operating lease right-of-use assets	21,763	—	21,763	6,692	—	6,692
Future power credits, less current portion	—	—	—	83,397	—	83,397
Other long-term assets	310	—	310	310	—	310
Total assets	$1,453,622	$(4,593)	$1,449,029	$954,407	$(10,834)	$943,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,664	$—	$12,664	$14,651	$—	$14,651
Billings in excess of costs and estimated earnings	11,229	—	11,229	—	—	—
Accrued expenses	38,915	—	38,915	7,252	—	7,252
Deferred revenue, current portion	2,555	—	2,555	2,546	—	2,546
Contingent consideration liability - future power credits, current portion	39,996	—	39,996	—	—	—
Operating lease liability, current portion	1,699	—	1,699	1,125	—	1,125
Total current liabilities	107,058	—	107,058	25,574	—	25,574

Deferred revenue, less current portion	18,364	—	18,364	20,256	—	20,256
Operating lease liability, less current portion	20,510	—	20,510	7,254	—	7,254
Contingent consideration liability - future power credits, less current portion	—	—	—	83,397	—	83,397
Deferred tax liability	—	—	—	41,491	—	41,491
Other long-term liabilities	8,319	—	8,319	6,120	—	6,120
Total liabilities	154,251	—	154,251	184,092	—	184,092

Stockholders’ equity
Preferred stock, no par value:
2% Series A Convertible Preferred stock	—	—	—	—	—	—
0% Series B Convertible Preferred stock	—	—	—	11	—	11
Common stock, no par value	1,890,983	—	1,890,983	988,692	—	988,692
Accumulated deficit	(591,612)	(4,593)	(596,205)	(218,388)	(10,834)	(229,222)
Total stockholders’ equity	1,299,371	(4,593)	1,294,778	770,315	(10,834)	759,481
Total liabilities and stockholders’ equity	$1,453,622	$(4,593)	$1,449,029	$954,407	$(10,834)	$943,573

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Restated Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31, 2022 (unaudited)
	As previously
	reported	Adjustment	As restated
Revenue:
Bitcoin Mining	$57,945	$—	$57,945
Data Center Hosting	9,694	—	9,694
Engineering	12,124	—	12,124
Other revenue	24	—	24
Total revenue	79,787	—	79,787

Costs and expenses:
Cost of revenue:
Bitcoin Mining	19,094	—	19,094
Data Center Hosting	14,985	—	14,985
Engineering	11,549	—	11,549
Selling, general, and administrative	10,910	—	10,910
Depreciation and amortization	14,245	—	14,245
Change in fair value of derivative asset	(46,235)	—	(46,235)
Change in fair value of contingent consideration	176	—	176
Realized gain on sale/exchange of Bitcoin	(9,236)	(429)	(9,665)
Impairment of Bitcoin	26,390	(520)	25,870
Total costs and expenses	41,878	(949)	40,929
Operating income (loss)	37,909	949	38,858

Other income (expense):
Interest income (expense)	(357)	—	(357)
Unrealized loss on marketable equity securities	(1,611)	—	(1,611)
Total other income (expense)	(1,968)	—	(1,968)

Net income (loss) before taxes	35,941	949	36,890

Current income tax benefit (expense)	(312)	—	(312)
Deferred income tax benefit (expense)	—	—	—
Total income tax benefit (expense)	(312)	—	(312)

Net income (loss)	35,629	949	36,578
Net (income) loss attributable to non-controlling interest	—	—	—
Net income (loss) attributable to Riot Platforms, Inc.	$35,629	$949	$36,578

Basic and diluted net income (loss) per share	$0.30	$0.01	$0.31
Basic and diluted weighted average number of shares outstanding	117,042,347	—	117,042,347

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the three months ended June 30, 2022 (unaudited)			For the six months ended June 30, 2022 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Revenue:
Bitcoin Mining	$46,151	$—	$46,151	$104,096	$—	$104,096
Data Center Hosting	9,834	—	9,834	19,528	—	19,528
Engineering	16,938	—	16,938	29,062	—	29,062
Other revenue	24	—	24	48	—	48
Total revenue	72,947	—	72,947	152,734	—	152,734

Costs and expenses:
Cost of revenue:
Bitcoin Mining	17,995	—	17,995	37,089	—	37,089
Data Center Hosting	15,184	—	15,184	30,169	—	30,169
Engineering	15,175	—	15,175	26,724	—	26,724
Acquisition-related costs	—	—	—	78	—	78
Selling, general, and administrative	10,713	—	10,713	21,545	—	21,545
Depreciation and amortization	20,562	—	20,562	34,807	—	34,807
Change in fair value of derivative asset	(60,931)	—	(60,931)	(104,614)	—	(104,614)
Power curtailment credits	(5,706)	—	(5,706)	(8,258)	—	(8,258)
Change in fair value of contingent consideration	—	—	—	176	—	176
Realized gain on sale/exchange of Bitcoin	(14,353)	(907)	(15,260)	(23,589)	(1,336)	(24,925)
Gain on exchange of equipment	(8,614)	—	(8,614)	(8,614)	—	(8,614)
Impairment of Bitcoin	99,787	1,632	101,419	126,177	1,112	127,289
Impairment of goodwill	335,648	—	335,648	335,648	—	335,648
Total costs and expenses	425,460	725	426,185	467,338	(224)	467,114
Operating income (loss)	(352,513)	(725)	(353,238)	(314,604)	224	(314,380)

Other income (expense):
Interest income (expense)	—	—	—	(357)	—	(357)
Realized loss on sale of marketable equity securities	(1,624)	—	(1,624)	(1,624)	—	(1,624)
Unrealized loss on marketable equity securities	(4,837)	—	(4,837)	(6,448)	—	(6,448)
Other income (expense)	(59)	—	(59)	(59)	—	(59)
Total other income (expense)	(6,520)	—	(6,520)	(8,488)	—	(8,488)

Net income (loss) before taxes	(359,033)	(725)	(359,758)	(323,092)	224	(322,868)

Current income tax benefit (expense)	(427)	—	(427)	(739)	—	(739)
Deferred income tax benefit (expense)	6,626	—	6,626	6,626	—	6,626
Total income tax benefit (expense)	6,199	—	6,199	5,887	—	5,887

Net income (loss)	(352,834)	(725)	(353,559)	(317,205)	224	(316,981)

Basic and diluted net income (loss) per share	$(2.71)	$(0.01)	$(2.71)	$(2.56)	$0.00	$(2.56)
Basic and diluted weighted average number of shares outstanding	130,405,502	—	130,405,502	123,760,839	—	123,760,839

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the three months ended September 30, 2022 (unaudited)			For the nine months ended September 30, 2022 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Revenue:
Bitcoin Mining	$22,070	$—	$22,070	$126,166	$—	$126,166
Data Center Hosting	8,371	—	8,371	27,899	—	27,899
Engineering	15,824	—	15,824	44,886	—	44,886
Other revenue	25	—	25	73	—	73
Total revenue	46,290	—	46,290	199,024	—	199,024

Costs and expenses:
Cost of revenue:
Bitcoin Mining	14,677	—	14,677	51,766	—	51,766
Data Center Hosting	14,223	—	14,223	44,392	—	44,392
Engineering	13,780	—	13,780	40,504	—	40,504
Acquisition-related costs	—	—	—	78	—	78
Selling, general, and administrative	16,004	—	16,004	37,549	—	37,549
Depreciation and amortization	26,559	—	26,559	61,366	—	61,366
Change in fair value of derivative asset	17,749	—	17,749	(86,865)	—	(86,865)
Power curtailment credits	(13,070)	—	(13,070)	(21,328)	—	(21,328)
Change in fair value of contingent consideration	—	—	—	176	—	176
Realized gain on sale/exchange of Bitcoin	(1,854)	(1,255)	(3,109)	(25,443)	(2,591)	(28,034)
Gain on exchange of equipment	(7,667)	—	(7,667)	(16,281)	—	(16,281)
Impairment of Bitcoin	5,900	(2,879)	3,021	132,077	(1,767)	130,310
Impairment of goodwill	—	—	—	335,648	—	335,648
Total costs and expenses	86,301	(4,134)	82,167	553,639	(4,358)	549,281
Operating income (loss)	(40,011)	4,134	(35,877)	(354,615)	4,358	(350,257)

Other income (expense):
Interest income (expense)	348	—	348	(9)	—	(9)
Realized loss on sale of marketable equity securities	—	—	—	(1,624)	—	(1,624)
Unrealized loss on marketable equity securities	142	—	142	(6,306)	—	(6,306)
Other income (expense)	—	—	—	(59)	—	(59)
Total other income (expense)	490	—	490	(7,998)	—	(7,998)

Net income (loss) before taxes	(39,521)	4,134	(35,387)	(362,613)	4,358	(358,255)

Current income tax benefit (expense)	(89)	—	(89)	(828)	—	(828)
Deferred income tax benefit (expense)	3,041	—	3,041	9,667	—	9,667
Total income tax benefit (expense)	2,952	—	2,952	8,839	—	8,839

Net income (loss)	(36,569)	4,134	(32,435)	(353,774)	4,358	(349,416)

Basic and diluted net income (loss) per share	$(0.24)	$0.03	$(0.21)	$(2.64)	$0.03	$(2.61)
Basic and diluted weighted average number of shares outstanding	153,895,123	—	153,895,123	133,894,338	—	133,894,338

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the three months ended March 31, 2021 (unaudited)
	As previously
	reported	Adjustment	As restated
Revenue:
Bitcoin Mining	$23,173	$—	$23,173
Other revenue	24	—	24
Total revenue	23,197	—	23,197

Costs and expenses:
Cost of revenue:
Bitcoin Mining	7,534	—	7,534
Selling, general, and administrative	5,462	—	5,462
Depreciation and amortization	2,846	—	2,846
Impairment of Bitcoin	—	2,374	2,374
Total costs and expenses	15,842	2,374	18,216
Operating income (loss)	7,355	(2,374)	4,981

Interest income (expense)	175	—	175

Net income (loss) before taxes	7,530	(2,374)	5,156

Current income tax benefit (expense)	—	—	—

Net income (loss)	7,530	(2,374)	5,156

Basic net income (loss) per share	$0.09	$(0.03)	$0.06
Diluted net income (loss) per share	$0.09	$(0.03)	$0.06
Basic weighted average number of shares outstanding	83,163,400	—	83,163,400
Diluted weighted average number of shares outstanding	83,712,151	—	83,712,151

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the three months ended June 30, 2021 (unaudited)			For the six months ended June 30, 2021 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Revenue:
Bitcoin Mining	$31,450	$—	$31,450	$54,623	$—	$54,623
Data Center Hosting	2,874	—	2,874	2,874	—	2,874
Other revenue	24	—	24	48	—	48
Total revenue	34,348	—	34,348	57,545	—	57,545

Costs and expenses:
Cost of revenue:
Bitcoin Mining	9,325	—	9,325	16,859	—	16,859
Data Center Hosting	3,736	—	3,736	3,736	—	3,736
Acquisition-related costs	17,032	—	17,032	18,342	—	18,342
Selling, general, and administrative	3,512	—	3,512	7,664	—	7,664
Depreciation and amortization	5,738	—	5,738	8,584	—	8,584
Change in fair value of derivative asset	(16,393)	—	(16,393)	(16,393)	—	(16,393)
Power curtailment credits	(1,143)	—	(1,143)	(1,143)	—	(1,143)
Change in fair value of contingent consideration	185	—	185	185	—	185
Realized gain on sale/exchange of Bitcoin	(29)	—	(29)	(29)	—	(29)
Impairment of Bitcoin	17,507	328	17,835	17,507	2,702	20,209
Total costs and expenses	39,470	328	39,798	55,312	2,702	58,014
Operating income (loss)	(5,122)	(328)	(5,450)	2,233	(2,702)	(469)

Other income (expense):
Interest income (expense)	80	—	80	255	—	255
Realized gain on sale/exchange of long-term investment	26,260	—	26,260	26,260	—	26,260
Unrealized loss on marketable equity securities	339	—	339	339	—	339
Other income (expense)	1,510	—	1,510	1,510	—	1,510
Total other income (expense)	28,189	—	28,189	28,364	—	28,364

Net income (loss) before taxes	23,067	(328)	22,739	30,597	(2,702)	27,895

Current income tax benefit (expense)	—	—	—	—	—	—
Deferred income tax benefit (expense)	(3,730)	—	(3,730)	(3,730)	—	(3,730)
Total income tax benefit (expense)	(3,730)	—	(3,730)	(3,730)	—	(3,730)

Net income (loss)	19,337	(328)	19,009	26,867	(2,702)	24,165

Basic net income (loss) per share	$0.22	$(0.01)	$0.21	$0.31	$(0.03)	$0.28
Diluted net income (loss) per share	$0.22	$(0.01)	$0.21	$0.31	$(0.03)	$0.28
Basic weighted average number of shares outstanding	88,681,338	—	88,681,338	85,937,612	—	85,937,612
Diluted weighted average number of shares outstanding	89,241,044	—	89,241,044	86,501,471	—	86,501,471

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the three months ended September 30, 2021 (unaudited)			For the nine months ended September 30, 2021 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Revenue:
Bitcoin Mining	$53,590	$—	$53,590	$108,213	$—	$108,213
Data Center Hosting	11,193	—	11,193	14,067	—	14,067
Other revenue	25	—	25	73	—	73
Total revenue	64,808	—	64,808	122,353	—	122,353

Costs and expenses:
Cost of revenue:
Bitcoin Mining	13,034	—	13,034	29,893	—	29,893
Data Center Hosting	12,581	—	12,581	16,317	—	16,317
Acquisition-related costs	552	—	552	18,894	—	18,894
Selling, general, and administrative	40,307	—	40,307	47,971	—	47,971
Depreciation and amortization	12,207	—	12,207	20,791	—	20,791
Change in fair value of derivative asset	(7,413)	—	(7,413)	(23,806)	—	(23,806)
Power curtailment credits	(2,507)	—	(2,507)	(3,650)	—	(3,650)
Change in fair value of contingent consideration	259	—	259	444	—	444
Realized gain on sale/exchange of Bitcoin	(65)	—	(65)	(94)	—	(94)
Impairment of Bitcoin	—	6,692	6,692	17,507	9,394	26,901
Total costs and expenses	68,955	6,692	75,647	124,267	9,394	133,661
Operating income (loss)	(4,147)	(6,692)	(10,839)	(1,914)	(9,394)	(11,308)

Other income (expense):
Interest income (expense)	40	—	40	295	—	295
Realized gain on sale/exchange of long-term investment	—	—	—	26,260	—	26,260
Unrealized loss on marketable equity securities	(11,151)	—	(11,151)	(10,812)	—	(10,812)
Other income (expense)	(85)	—	(85)	1,425	—	1,425
Total other income (expense)	(11,196)	—	(11,196)	17,168	—	17,168

Net income (loss) before taxes	(15,343)	(6,692)	(22,035)	15,254	(9,394)	5,860

Current income tax benefit (expense)	—	—	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	(3,730)	—	(3,730)
Total income tax benefit (expense)	—	—	—	(3,730)	—	(3,730)

Net income (loss)	(15,343)	(6,692)	(22,035)	11,524	(9,394)	2,130

Basic net income (loss) per share	$(0.16)	$(0.07)	$(0.23)	$0.13	$(0.11)	$0.02
Diluted net income (loss) per share	$(0.16)	$(0.07)	$(0.23)	$0.13	$(0.10)	$0.02
Basic weighted average number of shares outstanding	96,064,036	—	96,064,036	89,350,180	—	89,350,180
Diluted weighted average number of shares outstanding	96,064,036	—	96,064,036	89,896,374	—	89,896,374

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Restated Condensed Consolidated Statements of Cash Flow (Unaudited)

	For the three months ended March 31, 2022 (unaudited)			For the three months ended March 31, 2021 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$35,629	$949	$36,578	$7,530	$(2,374)	$5,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,042	—	3,042	936	—	936
Depreciation and amortization	14,245	—	14,245	2,846	—	2,846
Amortization of license fee revenue	(24)	—	(24)	(24)	—	(24)
Amortization of right of use assets	357	—	357	—	—	—
Income tax expense (benefit)	312	—	312	—	—	—
Impairment of Bitcoin	26,390	(520)	25,870	—	2,374	2,374
Change in fair value of derivative asset	(43,683)	—	(43,683)	—	—	—
Change in fair value of contingent consideration	176	—	176	—	—	—
Realized gain on sale/exchange of Bitcoin	(9,236)	(429)	(9,665)	—	—	—
Unrealized loss on marketable equity securities	1,611	—	1,611	—	—	—
Bitcoin Mining revenue	(56,662)	—	(56,662)	(22,941)	—	(22,941)
Changes in assets and liabilities:
Proceeds from sale of Bitcoin	9,418	—	9,418	—	—	—
Accounts receivable	(621)	—	(621)	—	—	—
Costs and estimated earnings in excess of billings	(1,196)	—	(1,196)	—	—	—
Prepaid expenses and other current assets	(13,817)	—	(13,817)	628	—	628
Future power credits	4,667	—	4,667	—	—	—
Accounts payable	(8,768)	—	(8,768)	2,186	—	2,186
Billings in excess of costs and estimated earnings	(301)	—	(301)	—	—	—
Accrued expenses	(5,926)	—	(5,926)	2,850	—	2,850
Customer deposits	(22)	—	(22)	—	—	—
Deferred revenue	(540)	—	(540)	—	—	—
Lease liability	(369)	—	(369)	—	—	—
Net cash provided by (used in) operating activities	(45,318)	—	(45,318)	(5,989)	—	(5,989)

Cash flows from investing activities
Deposits on equipment	(103,161)	—	(103,161)	(56,353)	—	(56,353)
Purchases of property and equipment, including construction in progress	(37,079)	—	(37,079)	(2,270)	—	(2,270)
Patent costs incurred	(26)	—	(26)	(38)	—	(38)
Net cash used in investing activities	(140,266)	—	(140,266)	(58,661)	—	(58,661)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	—	—	—	84,817	—	84,817
Offering costs for the issuance of common stock / At-the-market offering	—	—	—	(2,137)	—	(2,137)
Proceeds from exercise of common stock warrants	—	—	—	806	—	806
Payments on contingent consideration liability - future power credits	(4,843)	—	(4,843)	—	—	—
Repurchase of common shares to pay employee withholding taxes	(8,307)	—	(8,307)	(1,206)	—	(1,206)
Net cash provided by financing activities	(13,150)	—	(13,150)	82,280	—	82,280

Net increase (decrease) in cash and cash equivalents	(198,734)	—	(198,734)	17,630	—	17,630
Cash and cash equivalents at beginning of year	312,315	—	312,315	223,382	—	223,382
Cash and cash equivalents at end of year	$113,581	$—	$113,581	$241,012	$—	$241,012

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the six months ended June 30, 2022 (unaudited)			For the six months ended June 30, 2021 (unaudited)
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$(317,205)	$224	$(316,981)	$26,867	$(2,702)	$24,165
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,743	—	3,743	1,905	—	1,905
Depreciation and amortization	34,807	—	34,807	8,584	—	8,584
Amortization of license fee revenue	(48)	—	(48)	(48)	—	(48)
Amortization of right of use assets	807	—	807	54	—	54
Income tax expense (benefit)	(5,887)	—	(5,887)	3,730	—	3,730
Impairment of Bitcoin	126,177	1,112	127,289	17,507	2,702	20,209
Impairment of goodwill	335,648	—	335,648	—	—	—
Change in fair value of derivative asset	(104,614)	—	(104,614)	(16,393)	—	(16,393)
Change in fair value of contingent consideration	176	—	176	—	—	—
Realized loss on sale of marketable equity securities	1,624	—	1,624	—	—	—
Realized gain on sale/exchange of long-term investment	—	—	—	(26,260)	—	(26,260)
Realized gain on sale/exchange of Bitcoin	(23,589)	(1,336)	(24,925)	(29)	—	(29)
Unrealized loss on marketable equity securities	6,448	—	6,448	(339)	—	(339)
Gain on exchange of equipment	(8,614)	—	(8,614)	—	—	—
Bitcoin Mining revenue	(102,734)	—	(102,734)	(54,106)	—	(54,106)
Changes in assets and liabilities:
Proceeds from sale of Bitcoin	33,116	—	33,116	—	—	—
Accounts receivable	(693)	—	(693)	1,045	—	1,045
Costs and estimated earnings in excess of billings	(3,917)	—	(3,917)	—	—	—
Prepaid expenses and other current assets	(5,858)	—	(5,858)	2,373	—	2,373
Future power credits	29,451	—	29,451	—	—	—
Accounts payable	(1,276)	—	(1,276)	15,036	—	15,036
Billings in excess of costs and estimated earnings	1,125	—	1,125	—	—	—
Accrued expenses	(13,287)	—	(13,287)	2,379	—	2,379
Customer deposits	2,032	—	2,032	2,693	—	2,693
Deferred revenue	(1,089)	—	(1,089)	(12,071)	—	(12,071)
Lease liability	(736)	—	(736)	(87)	—	(87)
Net cash provided by (used in) operating activities	(14,393)	—	(14,393)	(27,160)	—	(27,160)

Cash flows from investing activities
Proceeds from the sale of marketable equity securities	704	—	704	—	—	—
Acquisition of Whinstone, net of cash acquired	—	—	—	(40,879)	—	(40,879)
Proceeds from the sale of long-term investments	—	—	—	1,800	—	1,800
Deposits on equipment	(192,485)	—	(192,485)	(84,986)	—	(84,986)
Other deposits	(709)	—	(709)	—	—	—
Purchases of property and equipment, including construction in progress	(77,403)	—	(77,403)	(7,126)	—	(7,126)
Patent costs incurred	(28)	—	(28)	(16)	—	(16)
Net cash used in investing activities	(269,921)	—	(269,921)	(131,207)	—	(131,207)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	272,737	—	272,737	84,817	—	84,817
Offering costs for the issuance of common stock / At-the-market offering	(5,715)	—	(5,715)	(2,137)	—	(2,137)
Proceeds from exercise of common stock warrants	—	—	—	806	—	806
Payments on contingent consideration liability - future power credits	(15,725)	—	(15,725)	—	—	—
Repurchase of common shares to pay employee withholding taxes	(8,815)	—	(8,815)	(1,318)	—	(1,318)
Net cash provided by financing activities	242,482	—	242,482	82,168	—	82,168

Net increase (decrease) in cash and cash equivalents	(41,832)	—	(41,832)	(76,199)	—	(76,199)
Cash and cash equivalents at beginning of year	312,315	—	312,315	223,382	—	223,382
Cash and cash equivalents at end of year	$270,483	$—	$270,483	$147,183	$—	$147,183

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

	For the nine months ended September 30, 2022 (unaudited)			For the nine months ended September 30, 2021 (unaudited)
	As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$(353,774)	$4,134	$(349,640)	$11,524	$(9,394)	$2,130
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	7,304	—	7,304	37,928	—	37,928
Depreciation and amortization	61,366	—	61,366	20,791	—	20,791
Amortization of license fee revenue	(73)	—	(73)	(73)	—	(73)
Amortization of right of use assets	2,891	—	2,891	(25)	—	(25)
Income tax expense (benefit)	(8,839)	—	(8,839)	3,730	—	3,730
Issuance of common stock warrant for settlement of advisory fees	—	—	—	1,157	—	1,157
Impairment of long-term investment	—	—	—	—	—	—
Impairment of Bitcoin	132,077	(1,767)	130,310	17,507	9,394	26,901
Impairment of goodwill	335,648	—	335,648	—	—	—
Impairment of miners	—	—	—	—	—	—
Reversal of registration rights penalty	—	—	—	—	—	—
Change in fair value of derivative asset	(86,865)	—	(86,865)	(23,806)	—	(23,806)
Change in fair value of contingent consideration	176	—	176	444	—	444
Realized loss on sale of marketable equity securities	1,624	—	1,624	—	—	—
Realized gain on sale/exchange of long-term investment	—	—	—	(26,260)	—	(26,260)
Realized gain on sale/exchange of Bitcoin	(25,443)	(2,591)	(28,034)	(94)	—	(94)
Unrealized loss on marketable equity securities	6,306	—	6,306	10,812	—	10,812
Gain on exchange of equipment	(16,281)	—	(16,281)	—	—	—
Casualty-related charges	—	—	—	—	—	—
Bitcoin Mining revenue	(124,732)	—	(124,732)	(108,100)	—	(108,100)
Changes in assets and liabilities:
Proceeds from sale of Bitcoin	52,491	—	52,491	—	—	—
Accounts receivable	(1,987)	—	(1,987)	(2,559)	—	(2,559)
Costs and estimated earnings in excess of billings	(5,257)	—	(5,257)	—	—	—
Prepaid expenses and other current assets	(14,959)	—	(14,959)	(1,220)	—	(1,220)
Future power credits	43,932	—	43,932	(444)	—	(444)
Accounts payable	(7,373)	—	(7,373)	1,080	—	1,080
Billings in excess of costs and estimated earnings	5,965	—	5,965	—	—	—
Accrued expenses	(2,673)	—	(2,673)	3,380	—	3,380
Customer deposits	2,078	—	2,078	6,120	—	6,120
Deferred revenue	(1,647)	—	(1,647)	(12,757)	—	(12,757)
Lease liability	(2,695)	—	(2,695)	(9)	—	(9)
Net cash provided by (used in) operating activities	(740)	(224)	(964)	(60,874)	—	(60,874)

Cash flows from investing activities
Proceeds from the sale of marketable equity securities	704	—	704	—	—	—
Acquisition of Whinstone, net of cash acquired	—	—	—	(40,879)	—	(40,879)
Acquisition of ESS Metron, net of cash acquired	—	—	—	—	—	—
Proceeds from the sale of long-term investments	—	—	—	1,800	—	1,800
Proceeds from the sale of equipment	—	—	—	—	—	—
Deposits on equipment	(194,923)	—	(194,923)	(103,158)	—	(103,158)
Other deposits	(5,479)	—	(5,479)	—	—	—
Purchases of property and equipment, including construction in progress	(129,672)	—	(129,672)	(78,858)	—	(78,858)
Patent costs incurred	(27)	—	(27)	(16)	—	(16)
Net cash used in investing activities	(329,397)	—	(329,397)	(221,111)	—	(221,111)

Cash flows from financing activities
Proceeds from the issuance of common stock / At-the-market offering	304,849	—	304,849	120,516	—	120,516
Offering costs for the issuance of common stock / At-the-market offering	(6,455)	—	(6,455)	(3,045)	—	(3,045)
Proceeds from exercise of common stock warrants	—	—	—	806	—	806
Payments on contingent consideration liability - future power credits	(15,725)	—	(15,725)	—	—	—
Repurchase of common shares to pay employee withholding taxes	(9,873)	—	(9,873)	(1,794)	—	(1,794)
Net cash provided by financing activities	272,796	—	272,796	116,483	—	116,483

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Net increase (decrease) in cash and cash equivalents	(57,341)	(224)	(57,565)	(165,502)	—	(165,502)
Cash and cash equivalents at beginning of year	312,315	—	312,315	223,382	—	223,382
Cash and cash equivalents at end of year	$254,974	$(224)	$254,750	$57,880	$—	$57,880

Note 24. Subsequent Events:

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. No significant recognized or non-recognized subsequent events were noted.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022, due to the material weakness described below.

As further discussed below under “Management’s Report on Internal Control Over Financial Reporting,” management has identified a material weakness in the design of our control pertaining to the proper review of impairment charges associated with our Bitcoin, as further described below, which is a part of our internal control over financial reporting. We have developed a remediation plan for the weakness, which is described below under “Remediation.” As a result of such material weakness, the report of our independent registered public accounting firm for the fiscal year ended December 31, 2022, Marcum LLP, regarding its audit of our internal control over financial reporting as of December 31, 2022, which is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”, expresses an adverse opinion on our internal control over financial reporting as of December 31, 2022.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control

We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, with the goal of establishing and maintaining an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on this evaluation, management identified the following weakness in internal control over financial reporting as described below:

1)	The Company’s control pertaining to the review of its Bitcoin for potential impairment charges was not designed properly. Such control weakness resulted in the Company calculating impairment on a daily basis using a spot price at a standard cutoff time that was not in compliance with the ASC 350-30-35-19 requirement to recognize impairment whenever carrying value exceeds fair value, which effectively calls for the intraday low price to be utilized in calculating impairment.

This material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements or disclosures would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, Marcum LLP, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2022. The report of Marcum LLP, which expresses an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2022, is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. During the year ended December 31, 2022, the Company completed the process of designing and implementing effective compensating controls that ultimately alleviated the severity of our previously identified material weaknesses in our information technology (IT) environment and related IT-dependent process level controls. Management continues to work to improve its controls related to the material weakness described above. Management will continue to implement measures to remediate the material weakness, such that these controls are designed, implemented, and operating effectively. In order to achieve the timely implementation of the above, Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis.

●	Engaging a third-party specialist to assist Management with improving the Company’s overall control environment, focusing on financial reporting controls
●	Implementing new applications and systems that are aligned with Management’s focus on creating strong internal controls, as well as complete and accurate financial statements
●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong SOX and internal control backgrounds.

However, the material weakness in our internal control over financial reporting will not be considered remediated until other process-level controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weakness, and Management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Riot Platforms, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited the Riot Platforms, Inc. and Subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

●	The Company’s control pertaining to the review of its Bitcoin for potential impairment charges was not designed properly. Such control weakness resulted in the Company calculating impairment on a daily basis using a spot price at a standard cutoff time that was not in compliance with the ASC 350-30-35-19 requirement to recognize impairment whenever carrying value exceeds fair value, which effectively calls for the intraday low price to be utilized in calculating impairment.

The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2022 consolidated financial statements, and this report does not affect our report dated March 2, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, of the Company and our report dated March 2, 2023 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 2, 2023

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in our definitive proxy statement for our 2023 annual meeting of stockholders (our “2023 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal year ended December 31, 2022.

a)	Identification of Directors: The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the headings “Proposal No. 1: Election of Directors—Information Regarding Directors” in our 2023 Proxy Statement.
b)	Identification of Executive Officers: Certain information regarding our executive officers is included in Part I of this Annual Report under the heading “Information about our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
c)	Audit Committee Information; Financial Expert: The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussion under the heading “Committees of the Board of Directors—Audit Committee” in our 2023 Proxy Statement.
d)	Delinquent Section 16(a) Reports: Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading “Delinquent Section 16(a) Beneficial Ownership Reports” in our 2023 Proxy Statement.
e)	Code of Ethics: All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct is filed as an exhibit to this Annual Report and is posted on our website at https://www.riotplatforms.com/investors/corporate-governance/governance-documents. We intend to disclose on the Code of Conduct section of our website at https://www.riotplatforms.com/investors/corporate-governance/governance-documents any amendment to, or waiver from, our Code of Ethics and Business Conduct that is required to be disclosed to stockholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading “Corporate Governance—Corporate Governance Guidelines, Code of Ethics and Business Conduct, and Committee Charters” in our 2023 Proxy Statement.
f)	Policy for Nominees: The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion under the heading “General Information—When are stockholder proposals due for next year’s annual general meeting?” in our 2023 Proxy Statement concerning procedures by which shareholders may recommend nominees to our Board of Directors. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2022 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 will be provided in the section entitled “Executive Compensation” in our 2023 Proxy Statement and, pursuant to General Instruction G(3) to Form 10-K, is hereby incorporated by reference in this section.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized under our equity compensation plans, the information required to be disclosed by this Item is incorporated into this Annual Report by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2023 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

In October 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (“2019 Equity Plan”).  The 2019 Equity Plan authorizes the granting of stock-based compensation awards to directors, employees, and consultants in the form of RSAs or stock options that settled in shares of the Company’s common stock upon vesting. 3.6 million shares of common stock were initially reserved for issuance, under the 2019 Equity Plan.

In November 2020, the Company’s stockholders approved the First Amendment to the 2019 Equity Plan, which increased the shares of common stock reserved for issuance by 3.5 million shares.

In October 2021, the Company’s stockholders approved the Second Amendment to the 2019 Equity Plan, which increased the shares of common stock reserved for issuance by 4.4 million shares.

In July 2022, the Company’s stockholders approved the Third Amendment to the 2019 Equity Plan, which increased the shares of common stock reserved for issuance by 10.0 million shares.

As of December 31, 2022, the Company had 2,895,000 shares of common stock reserved for issuance under the 2019 Equity Plan.

The following table provides information as of December 31, 2022, about the shares of common stock that may be issued upon the vesting of performance and non-performance based restricted common stock under the 2019 Plan:

Number of
securities to be
issued
upon exercise of
	outstanding	Weighted	Number of
	options and	average exercise	securities
	restricted	price of	remaining
	common	outstanding	available for
Plan Category	stock	options	future issuance
Equity compensation plans approved by security holders	—	$—	2,895,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,895,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be provided in the section entitled “Certain Relationships and Related-Party Transactions” in our 2023 Proxy Statement and, pursuant to General instruction G(3) to Form 10-K, is hereby incorporated by reference in this section.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be provided in the section entitled “Fees to Independent Auditors” in our 2023 Proxy Statement and, pursuant to General Instruction G(3) to Form 10-K, is hereby incorporated by reference in this section.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

We have filed the following documents as part of this Annual Report:

1.	Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or the information has been otherwise included in the consolidated financial statements or notes to consolidated financial statements.

3. Index of Exhibits
Exhibit	Description	Location
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession.

2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.	Certificate of Incorporation and Bylaws.

3.1	Articles of Incorporation filed September 20, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Articles of Merger between Bioptix, Inc., and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.3	Bylaws effective September 20, 2017.	Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017.

3.4	Amendment to Bylaws effective March 9, 2018.	Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018.

3.5	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.6	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

4.	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of the Company.	Exhibit 3.1 of the Current Report on Form 8-K filed November 3, 2017.

4.2	Amendment to Certificate of Designation of 0% Series B Convertible Preferred Stock of the Company.	Exhibit 3.1 of the Current Report on Form 8-K filed December 21, 2017.

4.3 +	2017 Equity Incentive Plan, as amended.

Appendix E to the Definitive Proxy Statement on Schedule DEF14A filed July 10, 2017, as amended; Definitive Proxy Statement on Schedule DEF14A filed March 26, 2018; and Schedule DEFA14A filed April 2, 2018.

4.4 +	Riot Blockchain, Inc. 2019 Equity Incentive Plan.	Appendix A to the Definitive Proxy Statement on Schedule DEF14A filed September 20, 2019.

4.5 +	Amendment No. 1 to the Riot Blockchain, Inc. 2019 Equity Incentive Plan.	Appendix A to the Definitive Proxy Statement on Schedule DEF 14A filed October 14, 2020.

4.6 +	Amendment No. 2 to the Riot Blockchain, Inc. 2019 Equity Incentive Plan.	Exhibit 10.1 of the Current Report on Form 8-K filed October 22, 2021.

4.7 +	Amendment No. 3 to the Riot Blockchain, Inc. 2019 Equity Incentive Plan.	Exhibit 10.1 of the Current Report on Form 8-K filed August 2, 2022.

Exhibit	Description	Location

4.8 +	Riot Blockchain, Inc. 2019 Equity Incentive Plan, as amended.	Exhibit 10.2 of the Current Report on Form 8-K filed August 2, 2022.

4.9 +	Form of Time-Based Restricted Stock Unit Award Agreement under the Riot Blockchain, Inc. 2019 Equity Incentive Plan.	Exhibit 4.7 of the Registration Statement on Form S-8 filed on November 15, 2021.

4.10 +	Form of Performance-Based Restricted Stock Unit Award Agreement under the Riot Blockchain, Inc. 2019 Equity Incentive Plan	Exhibit 10.1 of the Current Report on Form 8-K filed August 16, 2021.

4.11 +	Form of Service-Based Restricted Stock Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed October 3, 2022.

4.12 +	Form of Performance-Based Restricted Stock Award Agreement.	Exhibit 10.2 of the Current Report on Form 8-K filed October 3, 2022.

4.13	Form of Senior Secured Convertible Promissory Note dated as of January 28, 2019	Exhibit 4.1 of the Current Report on Form 8-K filed February 1, 2019.

4.14	Form of Common Stock Purchase Warrant Agreement dated as of January 28, 2019	Exhibit 4.2 of the Current Report on Form 8-K filed February 1, 2019.

4.15	Form of Registration Rights Agreement dated as of January 28, 2019.	Exhibit 10.03 of the Current Report on Form 8-K filed on February 1, 2019.

4.16	Form of Escrow Deposit Agreement.	Exhibit 10.2 of the Current Report on Form 8-K filed February 16, 2018.

4.17	Shareholder Agreement dated as of May 26, 2021, by and between Riot Blockchain, Inc. and Northern Data AG.	Exhibit 10.1 to the Current Report on Form 8-K filed May 26, 2021.

4.18	Description of Securities	Filed herewith.

10.	Material Contracts.

10.1	Lease Agreement dated as of February 27, 2018.	Exhibit 10.1 of the Current Report on Form 8-K filed February 28, 2018.

10.2	First Amendment to Lease Agreement, dated March 26, 2018.	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 27, 2018.

10.3	Second Amendment to Lease, dated November 29, 2018.	Exhibit 10.1 of the Current Report on Form 8-K filed December 6, 2018.

10.4	Third Amendment to Lease, dated as of January 8, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed January 13, 2020.

10.5	Fourth Amendment to Lease, dated effective as of April 10, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed April 20, 2020.

10.6 †	Coinmint Co-Location Mining Services Agreement by and between Riot Blockchain, Inc. and Coinmint, LLC, dated effective as of April 8, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed April 14, 2020.

Exhibit	Description	Location

10.7 +	Jeffrey G. McGonegal Executive Employment Agreement dated as of February 6, 2019.	Exhibit 10.1 of the Current Report on Form 8-K filed February 11, 2019.

10.8 +	Amended and Restated McGonegal Executive Employment Agreement by and between Riot Blockchain, Inc., and Jeffrey McGonegal, dated as of February 7, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed February 11, 2020.

10.9 +	First Amendment to the Amended and Restated McGonegal Employment Agreement by and between Riot Blockchain, Inc. and Jeffrey McGonegal, dated as of February 8, 2021.	Exhibit 10.2 of the Current Report on Form 8-K filed February 10, 2021.

10.10 +	Second Amendment to the Amended and Restated McGonegal Employment Agreement by and between Riot Blockchain, Inc. and Jeffrey McGonegal, dated as of February 7, 2022.	Exhibit 10.1 of the Current Report on Form 8-K, filed February 8, 2022.

10.11 +	Executive Employment Agreement by and between Riot Blockchain, Inc. and Jason Les, dated as of February 8, 2021.	Exhibit 10.1 of the Current Report on Form 8-K filed February 10, 2021.

10.12 +	Executive Employment Agreement by and between Riot Blockchain, Inc. and Megan Brooks, dated as of April 6, 2021.	Exhibit 10.2 to the Current Report on Form 8-K filed on April 7, 2021.

10.13 +	Amendment No. 1 to the Executive Employment Agreement by and between Riot Blockchain, Inc. and Megan Brooks, dated as of November 5, 2021.	Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2021.

10.14 †+	Separation and Release Agreement, executed on March 21, 2022, between Riot Blockchain, Inc. and Megan Brooks-Anderson.	Exhibit 10.1 to the Current Report on Form 8-K filed March 23, 2022.

10.15 +	Executive Employment Agreement by and between Riot Blockchain, Inc. and Soo il Benjamin Yi, dated as of May 24, 2021.	Exhibit 10.1 to the Current Report on Form 8-K filed May 24, 2021.

10.16 +	Form of Executive Employment Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed October 3, 2022.

10.17	Subscription Agreement by and between the Company and goNumerical, Ltd. (Coinsquare) dated as of September 29, 2017.	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017.

10.18	Asset Purchase Agreement by and between the Company and Prive Technologies, LLC dated as of February 15, 2018.	Exhibit 10.1 of the Current Report on Form 8-K filed February 16, 2018.

10.19	Sale and Purchase Agreement by and between Bitmaintech PTE. Ltd. and Riot Blockchain, Inc., dated as of December 2, 2019.	Exhibit 10.01 of the Current Report on Form 8-K filed on December 4, 2019.

Exhibit	Description	Location
10.20 †	Sale and Purchase Agreement by and between Bitmaintech PTE, Ltd. and Riot Blockchain, Inc. dated as of April 28, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed May 5, 2020.

10.21 †	Sale and Purchase Agreement by and between Bitmaintech PTE, Ltd and Riot Blockchain, Inc., dated as of May 6, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed May 12, 2020.

10.22 †	Sale and Purchase Agreement by and between Bitmaintech PTE, Ltd and Riot Blockchain, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed June 5, 2020.

10.23 †	Sale and Purchase Agreement by and between Bitmaintech PTE, Ltd and Riot Blockchain, Inc. dated as of August 12, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed August 18, 2020.

10.24 †	Amendment No. 1 to Sale and Purchase Agreement by and between Bitmaintech PTE, Ltd and Riot Blockchain, Inc. dated as of August 25, 2020.	Exhibit 10.2 of the Current Report on Form 8-K filed August 27, 2020.

10.25 †	Sale and Purchase Agreement by and between Bitmaintech PTE, Ltd and Riot Blockchain, Inc. dated as of August 24, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed August 27, 2020.

10.26 †	Sale and Purchase Agreement by and between Bitmaintech PTE, Ltd and Riot Blockchain, Inc. dated as of September 30, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed October 7, 2020.

10.27 †	Sale and Purchase Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of December 18, 2020, for the acquisition of 3,000 S19 Pro (110 TH/s) Miners.	Exhibit 10.1 of the Current Report on Form 8-K filed December 22, 2020.

10.28 †	Sale and Purchase Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of December 18, 2020, for the acquisition of 12,000 S19j Pro (100 TH/s) Miners.	Exhibit 10.2 of the Current Report on Form 8-K filed December 22, 2020.

10.29 †	Sale and Purchase Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of March 11, 2021, for the acquisition of 1,500 S19j Pro (90 TH/s) Miners.	Exhibit 10.1 of the Current Report on Form 8-K filed March 17, 2021.

10.30 †	Future Sales and Purchase Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of April 5, 2021.	Exhibit 10.1 of the Current Report on Form 8-K filed April 7, 2021.

10.31 †	Non-Fixed Price Sales and Purchase Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of October 29, 2021.	Exhibit 10.1 to the Current Report filed on November 8, 2021.

10.32 †	Non-Fixed Price Sales and Purchase Agreement by and between Riot Blockchain, Inc. and Bitmain Technologies Limited, dated as of December 24, 2021.	Exhibit 10.1 to the Current Report filed on January 3, 2022.

Exhibit	Description	Location
10.33	Exclusive License Agreement between the Company and The Washington University, dated May 1, 2004, as amended.	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 5, 2010.

10.34	Form of Securities Purchase Agreement dated as of January 28, 2019.	Exhibit 10.01 of the Current Report on Form 8-K filed on February 1, 2019.

10.35	Form of Security Agreement dated as of January 28, 2019.	Exhibit 10.02 of the Current Report on Form 8-K filed on February 1, 2019.

10.36	At the Market Offering Agreement by and between Riot Blockchain, Inc. and H. C. Wainwright & Co., LLC, dated May 24, 2019.	Exhibit 1.01 of the Current Report on Form 8-K filed on May 24, 2019.

10.37	First Amendment to the At The Market Offering Agreement, dated as of October 6, 2020, with H.C. Wainwright & Co., LLC.	Exhibit 1.3 of the Registration Statement on Form S-3 filed on December 4, 2020.

10.38	Second Amendment to the At The Market Offering Agreement, dated as of December 24, 2020, with H.C. Wainwright & Co., LLC.	Exhibit 1.1 of the Registration Statement on Form S-3 filed on December 4, 2020.

10.39

Sales Agreement, dated as of August 31, 2021, by and among Riot Blockchain, Inc., Cantor Fitzgerald & Co., B. Riley FBR, Inc., BTIG, LLC, Compass Point Research & Trading, LLC, and Roth Capital Partners, LLC.

Exhibit 1.2 to the Form S-3ASR filed August 31, 2021.

10.40

Sales Agreement, dated as of March 31, 2022, by and among Riot Blockchain, Inc. and its sales agents, Cantor Fitzgerald & Co., B. Riley FBR, Inc., BTIG, LLC, Roth Capital Partners, LLC D.A. Davidson & Co., Macquarie Capital (USA) Inc., and Northland Securities, Inc.

Exhibit 1.1 to the Current Report on Form 8-K filed on March 31, 2022.

10.41	Stock Purchase Agreement dated as of April 8, 2021, by and among Riot Blockchain, Inc., Whinstone US, Inc., and Northern Data AG.	Exhibit 2.1 to the Current Report on Form 8-K filed on April 9, 2021.

10.42	Share Purchase Agreement, dated as of June 4, 2021, by and between Riot Blockchain, Inc. and Mogo, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed June 8, 2021.

10.43	Membership Interest Purchase Agreement dated as of December 1, 2021 by and among Riot Blockchain, Inc., Electrode Acquisition Corp., and Steven R. Ferrie and David P. Franzmann.	Exhibit 2.1 to the Current Report on Form 8-K filed December 1, 2021.

14.	Code of Ethics.

14.1	Riot Blockchain, Inc. Code of Ethics and Business Conduct Adopted July 27, 2022.	Exhibit 14.1 of the Current Report on Form 8-K filed on August 2, 2022.

21.	Subsidiaries.

21	List of Subsidiaries of Riot Platforms, Inc.	Filed herewith.

Exhibit	Description	Location
23.	Consent of Independent Registered Public Accounting Firm.

23	Consent of Marcum LLP.	Filed herewith.

31.	Certifications.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

†	Portions of this exhibit have been omitted as confidential information.
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 2, 2023, by the undersigned thereunto duly authorized.

RIOT PLATFORMS, INC.

/s/ Jason Les
Jason Les, Chief Executive Officer

RIOT PLATFORMS, INC.

/s/ Colin Yee
Colin Yee, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Les and Colin Yee, each and individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 2, 2023 in the capacities indicated.

/s/ Jason Les
Jason Les Chief Executive Officer and Director (principal executive officer)

/s/ Colin Yee
Colin Yee Chief Financial Officer (principal financial officer)

/s/ Ryan Werner
Ryan Werner Chief Accounting Officer (principal accounting officer)

/s/ Benjamin Yi
Benjamin Yi, Director & Chairperson

/s/ Hannah Cho
Hannah Cho, Director

/s/ Lance D’Ambrosio
Lance D’Ambrosio, Director

/s/ Hubert Marleau
Hubert Marleau, Director