Form 10-Q
period 2023-03-31
Riot Platforms, Inc.
filed 2023-05-10
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 175,078,000 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the documents incorporated by reference herein contain forward-looking statements which provide current expectations of future events based on certain assumptions that involve risks and uncertainties, as well as assumptions that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments, such as our development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware and our one-gigawatt data center outside of Corsicana, Texas; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin mining operations; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date the statements are made and are not guarantees of future performance or actual results. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law or by the rules and regulations of the Securities and Exchange Commission (the “SEC”). Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The following are some of the risks, factors, and uncertainties we believe could cause our actual results to differ materially from our historical results or our current expectations or projections expressed in such forward-looking statements:

●	our strategic decision to concentrate on Bitcoin mining ties the success of our business to the success of Bitcoin;
●	our Bitcoin mining operations are subject to unique industry risks outside of our control that could have material adverse effects on our business, including, among others: our need for significant amounts of low-cost and reliable electricity; changes to laws and regulations pertaining to mining, transacting in, or holding Bitcoin; the historical volatility in the demand for, and the price of, Bitcoin; changes in the public perception of Bitcoin; our need for consistent, high-speed, and highly secure Internet connectivity; intense competition for new miners and the necessary infrastructure, personnel, material and components to support industrial-scale Bitcoin mining operations; cybersecurity risks; increased global Bitcoin network hash rate; and competition for a fixed supply of Bitcoin rewards;
●	our Bitcoin mining operations are capital-intensive and our net Bitcoin mining costs may not always be lower than the value of the Bitcoin we mine, which has historically been subject to significant price volatility; and, therefore, our ability to make accurate projections about our business and future contingencies is significantly impaired as a result of this price volatility and other risks that lie largely outside of our control, such as the impact of global macroeconomic, political and public health conditions and events on our suppliers’ operations and delivery schedules, as well as other risks we may not anticipate;
●	we have made significant investments in our development of industrial-scale immersion-cooled Bitcoin mining infrastructure, which is subject to unique risks and uncertainties that could impair our ability to effectively implement this innovative technology; and, therefore, we may not realize the benefits we anticipate from our substantial investment in immersion-cooled Bitcoin mining on the scale or schedule we anticipate;
●	our Bitcoin mining operations are concentrated in discrete locations, and natural disasters, unforeseen environmental issues, or other significant disruptions affecting our facilities or the surrounding areas could severely impact our ability to operate, which could have a material adverse effect on our business, results of operations, financial condition, and the market price of our securities;
●	we cannot predict the consequences to our business, our suppliers, and the markets in which we operate of future geo-political events, such as ongoing international conflict and related sanctions, COVID-19, the ongoing global supply chain crisis, and new or future legislation affecting our industry, which significantly impairs our ability to make accurate projections of future revenues, costs, and risks; therefore, we may be unable to properly plan for, insure against, or adjust to, these risks should they come to pass;
●	the growing public awareness of climate change and the negative media attention given to the energy consumption of proof-of-work blockchains may lead to the implementation of new taxes, laws and regulations affecting our access to energy, a decline in the demand for new Bitcoin, or other factors that could have a material adverse effect on our business, results of operations, and the market price of our securities, regardless of our efforts to control the climate impact of our operations;
●	certain accounting standards for Bitcoin mining are not settled, and we may be required to record significant charges or adjustments to earnings or the carrying value of our Bitcoin holdings as a result of future accounting rules;
●	we have made, and expect to continue to make, strategic acquisitions and investments, which entail significant risks and uncertainties that could adversely affect our business, results of operations, and financial condition, such as unforeseen difficulties in integrating the operations of an acquired business into our own, and we may fail to realize the anticipated benefits of these acquisitions on the schedule we expect, if at all;
●	we expect the need to raise additional capital, in the form of equity or debt, to fund our business objectives, goals, and strategies; however, volatility in the trading price of shares of our common stock, the number of authorized shares available for issuance and the price of Bitcoin may jeopardize our ability to raise the necessary additional capital;
●	our Bitcoin mining operations and our Bitcoin assets make us a target for malicious actors on the Internet, and we could be negatively impacted by a security breach, through cyber-attack, cyber-intrusion, insider threats or otherwise, or other significant disruption of our information technology networks and related systems, despite our efforts to protect against such events;
●	we may be unable to attract and retain sufficient personnel to carry out our operations and business strategy without substantially increasing our compensation and other benefits, which could significantly increase our operating costs;
●	our reputation and ability to do business may be impacted by the conduct of our employees, agents or business partners, as well as the actions of third parties engaged in our industry, in ways that are difficult to predict, control, or insure against; and
●	the outcome of litigation and other disputes in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.

Additional details and discussions concerning the various material risks, factors and uncertainties identified by management that could cause future results to differ materially from those expressed or implied in our forward-looking statements are set forth under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), as well as under similar headings  in subsequent filings we may make with the SEC. The foregoing list of factors and the factors set forth under the heading “Risk Factors” included in our 2022 Annual Report, this Quarterly Report, and the other filings we make with the SEC are not exhaustive. Additional risks and uncertainties not known to us, or that we currently do not believe are material, may adversely impact our business, financial condition, results of operations, stockholder’s equity, and cash flows. It is not possible for our management to predict all risks, the potential impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual results to differ, perhaps materially, from those contained in any forward-looking statements we may make. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholder’s equity, and cash flows, and the market price of our securities may decline, as a result.

Accordingly, you should read this Quarterly Report, and the other filings we make with the SEC, completely and with the understanding that our actual future results may be materially different from our historical results and those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein. The forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements and are made in reliance of Section 27A of the Securities Act, 21E of the Exchange Act, and the PSLRA.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$158,272	$230,328
Restricted cash	29,498	—
Accounts receivable, net	19,837	26,932
Contract assets, including retainage of $3,970	13,718	19,743
Prepaid expenses and other current assets	22,233	32,661
Bitcoin	121,850	109,420
Future power credits, current portion	271	24,297
Total current assets	365,679	443,381

Property and equipment, net	717,310	692,555
Deposits	32,205	42,433
Finite-lived intangible assets, net	20,072	21,477
Derivative asset	91,719	97,497
Operating lease right-of-use assets	21,769	21,673
Future power credits, less current portion	638	638
Other long-term assets	923	310
Total assets	$1,250,315	$1,319,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,685	$18,445
Contract liabilities, net of retainage of $3,970	5,345	8,446
Accrued expenses	82,666	65,464
Deferred revenue, current portion	2,776	2,882
Contingent consideration liability - future power credits, current portion	271	24,297
Operating lease liability, current portion	1,323	2,009
Total current liabilities	112,066	121,543

Deferred revenue, less current portion	17,365	17,869
Operating lease liability, less current portion	20,997	20,242
Contingent consideration liability - future power credits, less current portion	638	638
Other long-term liabilities	7,104	8,230
Total liabilities	158,170	168,522

Commitments and contingencies - Note 16

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, no par value; 340,000,000 shares authorized; 166,966,766 and 167,751,112 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,904,175	1,907,784
Accumulated deficit	(812,030)	(756,342)
Total stockholders’ equity	1,092,145	1,151,442
Total liabilities and stockholders’ equity	$1,250,315	$1,319,964

See accompanying notes to condensed consolidated financial statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Bitcoin Mining	$48,023	$57,945
Data Center Hosting	9,042	9,694
Engineering	16,147	12,124
Other revenue	24	24
Total revenue	73,236	79,787

Costs and expenses:
Cost of revenue:
Bitcoin Mining	21,899	19,094
Data Center Hosting	25,660	14,985
Engineering	15,563	11,549
Selling, general, and administrative	12,675	10,910
Depreciation and amortization	59,340	14,245
Change in fair value of derivative asset	5,778	(43,683)
Power curtailment credits	(3,075)	(2,552)
Change in fair value of contingent consideration	—	176
Realized gain on sale of Bitcoin	(13,775)	(9,665)
Casualty-related charges (recoveries), net	1,526	—
Impairment of Bitcoin	4,472	25,870
Total costs and expenses	130,063	40,929
Operating income (loss)	(56,827)	38,858

Other income (expense):
Interest income (expense)	(3,830)	(357)
Unrealized loss on marketable equity securities	—	(1,611)
Total other income (expense)	(3,830)	(1,968)

Net income (loss) before taxes	(60,657)	36,890

Current income tax benefit (expense)	(76)	(312)
Deferred income tax benefit (expense)	5,045	—
Total income tax benefit (expense)	4,969	(312)

Net income (loss)	$(55,688)	$36,578

Basic and diluted net income (loss) per share	$(0.33)	$0.31
Basic and diluted weighted average number of shares outstanding	167,342,500	117,042,347

See accompanying notes to condensed consolidated financial statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except for share and per share amounts)

Three Months Ended March 31, 2023

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of January 1, 2023	167,751,112	$1,907,784	$(756,342)	$1,151,442
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(784,346)	(1,313)	—	(1,313)
Stock-based compensation	—	(2,296)	—	(2,296)
Net income (loss)	—	—	(55,688)	(55,688)
Balance as of March 31, 2023	166,966,766	$1,904,175	$(812,030)	$1,092,145

Three Months Ended March 31, 2022

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders’
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2022	2,199	$11	116,748,472	$1,595,147	$(246,789)	$1,348,369
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	553,633	(8,307)	—	(8,307)
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—
Stock-based compensation	—	—	—	3,042	—	3,042
Net income (loss)	—	—	—	—	36,578	36,578
Balance as of March 31, 2022	—	$—	117,304,304	$1,589,893	$(210,211)	$1,379,682

See accompanying notes to condensed consolidated financial statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$(55,688)	$36,578
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	(2,296)	3,042
Depreciation and amortization	59,340	14,245
Amortization of license fee revenue	(24)	(24)
Amortization of right of use assets	586	357
Deferred income tax expense (benefit)	(5,045)	—
Impairment of Bitcoin	4,472	25,870
Change in fair value of derivative asset	5,778	(43,683)
Change in fair value of contingent consideration	—	176
Realized gain on sale of Bitcoin	(13,775)	(9,665)
Unrealized loss on marketable equity securities	—	1,611
Casualty-related charges	1,526	—
Bitcoin Mining revenue	(48,023)	(57,945)
Changes in assets and liabilities:
(Increase)/decrease in operating assets	91,398	(1,549)
Increase/(decrease) in operating liabilities	(5,886)	(14,331)
Net cash provided by (used in) operating activities	32,363	(45,318)

Investing activities
Deposits on equipment	—	(103,161)
Security deposits	(23,000)	—
Purchases of property and equipment, including construction in progress	(50,955)	(37,079)
Patent costs incurred	(33)	(26)
Net cash provided by (used in) investing activities	(73,988)	(140,266)

Financing activities
Payments on contingent consideration liability - future power credits	—	(4,843)
Proceeds from Credit and Security Facility	880	—
Repayments of Credit and Security Facility	(500)	—
Repurchase of common shares to pay employee withholding taxes	(1,313)	(8,307)
Net cash provided by (used in) financing activities	(933)	(13,150)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(42,558)	(198,734)
Cash, cash equivalents, and restricted cash at beginning of period	230,328	312,315
Cash, cash equivalents, and restricted cash at end of period	$187,770	$113,581

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash transactions
Reclassification of deposits to property and equipment	$33,273	$38,965
Construction in progress included in accrued expenses	$11,850	$946
Bitcoin exchanged for employee compensation	$459	$1,283
Conversion of preferred stock to common stock	$—	$11
Right of use assets exchanged for new operating lease liabilities	$682	$—

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$230,328	$312,315
Restricted cash	—	—
Total cash, cash equivalents, and restricted as presented above	$230,328	$312,315
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$158,272	$113,581
Restricted cash	29,498	—
Total cash, cash equivalents, and restricted as presented above	$187,770	$113,581

See accompanying notes to condensed consolidated financial statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Operation of Our Business

Nature of Operations

Riot is a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Company also provides comprehensive and critical infrastructure for institutional-scale hosted clients to mine Bitcoin at its Bitcoin mining facility in Rockdale, Texas (the “Rockdale Facility”). The Rockdale Facility currently has 700 megawatts (“MW”) in total developed capacity for Bitcoin mining and data center hosting services for institutional-scale hosted clients. The Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and the Company is currently evaluating further growing its capacity. The Company is also developing a second large-scale Bitcoin mining and data center facility located outside of Corsicana, Texas (the “Corsicana Facility”), which, upon completion, is expected to have approximately one gigawatt of capacity available for Bitcoin mining and data center hosting services for institutional-scale hosted clients.

As described in Note 19. Segment Information, we operate in three business segments: Bitcoin Mining, Data Center Hosting, and Engineering.

Note 2. Liquidity and Financial Condition

At March 31, 2023, the Company had approximate balances of cash and cash equivalents of $158.3 million, working capital of $253.6 million, total stockholders’ equity of $1.1 billion and an accumulated deficit of $812.0 million. To date, the Company has, in large part, relied on equity financings to fund its operations. During the three months ended March 31, 2023, the Company sold 1,975 Bitcoin for proceeds of approximately $44.4 million. The Company monitors its balance sheet on an ongoing basis and continuously evaluates the level of Bitcoin retained from monthly production in consideration of the cash requirements and its ongoing operations and expansion. Bitcoin is classified on the balance sheet as a current asset due to the ability for it to be sold in a highly liquid marketplace and the Company’s intent to liquidate its Bitcoin to support operations when needed.

Subsequent to March 31, 2023, through the date of this Report, the Company issued 7,871,700 shares of common stock for net proceeds of approximately $95.7 million, at a weighted average price of $12.41 per share (see Note 13. Stockholders’ Equity).

COVID-19

The COVID-19 pandemic was unprecedented and unpredictable, and its impact may continue to result in national and global economic disruption, which may adversely affect our business. Presently, the Company has not experienced and does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the long-term impacts of COVID-19. We will monitor any future COVID-19 related developments and the possible effects on the Company’s financial condition, liquidity, operations, suppliers, and the industry.

Inflation

We have experienced, and are experiencing, the impact of domestic and global inflationary pressures largely outside of our control. This inflationary pressure impacts our cost structure by increasing the cost of materials, parts and labor, making both our operations and development more expensive for us, despite a continued focus on controlling our costs where possible. In addition, sustained inflationary pressures have led to central banks raising interest rates, raising the cost of debt financing, which may precipitate a broad-based macroeconomic slowdown, including a possible recession in the United States and in other key financial markets. Management is unable to accurately predict when, or if, these inflationary pressures will subside, or whether and to what extent a significant recession will arise following central banks’ efforts to constrain such inflationary pressures. As a result, management is unable to predict the impact of these inflationary pressures, or the possible follow-on conditions, on our business and results of operations, as well as our access to debt financing. See the discussion under the heading “Risk Factors” under Part I, Item 1A of our 2022 Annual Report for additional discussion regarding potential impacts sustained elevated inflationary pressures may have on our operations and plans for expansion.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Amounts are in thousands except for share, per share and miner amounts.

The results in the unaudited condensed consolidated statements of operations are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2023 or for any future interim period. The unaudited condensed consolidated financial statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2022, and notes thereto, included in the 2022 Annual Report.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and accompanying notes. The reclassifications did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2022 consolidated financial statements included in its 2022 Annual Report.

Recently Issued and Adopted Accounting Pronouncements

The Company assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s unaudited condensed consolidated financial statements properly reflect the change.

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 19. Segments Information.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of March 31, 2023 and December 31, 2022, contract assets were $13.7 million and $19.7 million, respectively.

Contract liabilities primarily relate to upfront payments and consideration received from customers for data center hosting and uncompleted Engineering contracts. The following table presents changes in contract liabilities:

Three Months Ended
March 31, 2023
Beginning balance	$29,197
Revenue recognized	(610)
Other changes in contract liabilities	(3,101)
Ending balance	$25,486

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. Amounts related to Bitcoin mining are not included because the Company elected the practical expedient to not disclose amounts related to contracts with a duration of one year or less.

	2023	2024	2025	2026	Thereafter	Total
Data Center Hosting	$2,089	$2,362	$2,362	$2,362	$10,408	$19,583
Engineering	5,345	—	—	—	—	5,345
Other	73	97	97	97	194	558
Total contract liabilities	$7,507	$2,459	$2,459	$2,459	$10,602	$25,486

Note 5. Bitcoin

The following table presents information about the Company’s Bitcoin:

Three Months Ended
March 31, 2023
Beginning balance	$109,420
Revenue recognized from Bitcoin mined	48,023
Proceeds from sale of Bitcoin	(44,437)
Exchange of Bitcoin for employee compensation	(459)
Realized gain on sale of Bitcoin	13,775
Impairment of Bitcoin	(4,472)
Ending balance	$121,850

During the three months ended March 31, 2022, the Company recorded impairment charges on its Bitcoin holdings of $25.9 million.

Applying the market price of one Bitcoin on March 31, 2023 of approximately $28,478 to the Company’s 7,094 Bitcoin held, results in an estimated fair value of the Company’s Bitcoin of $202.0 million. Applying the market price of one Bitcoin on December 31, 2022 of approximately $16,548 to the Company’s 6,974 Bitcoin held, results in an estimated fair value of the Company’s Bitcoin of $115.4 million. The valuation of Bitcoin held is classified under Level 1 of the fair value hierarchy as it is based on quoted prices in active markets for identical assets.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022
Buildings and building improvements	$273,641	$229,685
Land rights and land improvements	10,164	10,164
Miners and mining equipment	485,706	441,324
Machinery and facility equipment	37,241	35,125
Office and computer equipment	1,453	1,206
Construction in progress	89,069	97,231
Total cost of property and equipment	897,274	814,735
Less accumulated depreciation	(179,964)	(122,180)
Property and equipment, net	$717,310	$692,555

The Company did not incur any impairment charges for its property and equipment for the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023 and 2022, depreciation expense related to property and equipment totaled $57.9 million and $13.9 million, respectively.

Miners and mining equipment

As of March 31, 2023, the Company had a total of 94,176 miners deployed in its Bitcoin mining operation, all at the Rockdale Facility, excluding 17,040 miners currently offline as a result of damage sustained during severe winter storms affecting Texas in December 2022.

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain Technologies Limited (“Bitmain”) for a total of 5,130 S19 series miners, which were received in January 2023. As of March 31, 2023, the Company did not have any outstanding executed purchase agreements for the purchase of miners.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, impacting approximately 2.5 exahash per second (“EH/s”) of our hash rate capacity. Repairs have been ongoing and the Company continues to bring its hash rate capacity back online.

The Company has estimated that total damages of $11.2 million were incurred. No insurance recoveries have been received. Recoveries will be recognized when they are probable of being received.

Construction in progress

In 2021, the Company commenced expansion of our Rockdale Facility to 700 MW from its initial 300 MW of developed capacity. As of December 31, 2022, the 400 MW expansion at the Rockdale Facility had achieved multiple progress milestones while navigating challenges with the current state of the global supply chain. We also completed construction of three new buildings in 2022, and a fourth is nearing completion in the second quarter of 2023, which, when completed, will finalize our Rockdale Facility expansion.

In 2022, the Company initiated a large-scale development to expand its Bitcoin mining and data center hosting capabilities on a 265-acre site in Navarro County, Texas, strategically located next to the Navarro switch (the “Corsicana Facility”). Once complete, the Company expects the Corsicana Facility to have one-gigawatt of developed capacity for its Bitcoin mining and data center operations.

The initial phase of the development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

transmission facilities to supply power and water to the facility. Construction of the substation and the data centers is expected to be carried out through 2023, with Bitcoin Mining and Data Center Hosting operations expected to commence following the commissioning of the substation.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction buildings utilizing the Company’s immersion-cooling infrastructure and technology, and ancillary buildings. Through March 31, 2023, the Company had incurred costs of approximately $70.0 million related to the development of the Corsicana Facility, including $10.1 million for land, $55.2 million of initial developments costs and equipment, and a $4.7 million deposit for future power usage.

Note 7. Finite-Lived Intangible Assets

The following table presents the Company’s finite-lived intangible assets as of March 31, 2023:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(827)	$5,473	10
Trademark	5,000	(667)	4,333	10
UL Listings	2,700	(300)	2,400	12
Patents	10,060	(2,194)	7,866	Various
Finite-lived intangible assets	$24,060	$(3,988)	$20,072

The following table presents the Company’s finite-lived intangible assets as of December 31, 2022:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(671)	$5,629	10
Trademark	5,000	(542)	4,458	10
UL Listings	2,700	(244)	2,456	12
Patents	10,060	(1,126)	8,934	Various
Finite-lived intangible assets	$24,060	$(2,583)	$21,477

During the three months ended March 31, 2023 and 2022, amortization expense related to finite-lived intangible assets totaled $1.4 million and $0.4 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of March 31, 2023:

Remainder of 2023	$4,705
2024	5,815
2025	1,355
2026	1,355
2027	1,355
Thereafter	5,487
Total	$20,072

The Company did not identify any impairment of its finite-lived intangible assets during the three months ended March 31, 2023 and 2022.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Power Supply Contract

Power Supply Contract and Demand Response Services Programs

In May 2020, the Company entered into a Power Supply Agreement with TXU Energy Retail Company LLC (“TXU”) (the “Power Supply Agreement”) to provide the delivery of 130 MW of electricity by TXU to the Rockdale Facility, via the facility owned by Oncor Electric Delivery Company, LLC (“Oncor”), at fixed prices through April 30, 2030. In March and November 2022, the Company and TXU agreed to increase the amount of electricity to be provided under the Power Supply Agreement by 65 MW and 150 MW, respectively, of electricity at fixed prices through April 30, 2030 and October 31, 2027, respectively, for a total of 345 MW under contract at fixed prices.

If electricity used exceeds the amount contracted, the cost of the excess electricity is incurred at the current spot rate. Concurrently with the Power Supply Agreement, the Company entered into an agreement with Oncor for the extension of delivery system transmission/substation facilities to facilitate delivery of the electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement are determined every 15 minutes using settlement information provided by the Electric Reliability Council of Texas (“ERCOT”) and are recorded in Cost of revenue: Data Center Hosting on the Condensed Consolidated Statements of Operations.

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

Under the Demand Response Services Program, the Company can participate in a variety of programs by electing to designate a portion of its available electrical load for participation in such programs on an hourly basis. The Company receives a cash payment from ERCOT based on hourly rates for electricity and the amount of electrical load it bids into each respective Demand Response Services Program.

Under the Company’s Power Supply Agreement with TXU, we may offer electricity back to TXU for sale on the ERCOT marketplace, in exchange for credits against future power costs, rather than using the power for the Company’s operations, when there is a benefit to our Company, depending on the spot market price of electricity. Our power strategy combines our participation in Demand Response Services Programs and sales of power during times of peak demand, to most efficiently manage our operating costs. During the three months ended March 31, 2023 and 2022, we sold approximately $3.1 million and $2.6 million, respectively, in electricity back to ERCOT in exchange for credits against future power costs. These sales back to ERCOT are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

The Company determined the Power Supply Agreement meets the definition of a derivative because it allows for net settlement. However, because we have the ability to offer the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, we do not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The Power Supply Agreement is not designated as a hedging instrument.

The estimated fair value of the Company’s derivate asset is classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, our discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2030. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 21.7%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. The discount rate utilized of approximately 21.7% includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The terms of the Power Supply Agreement require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of March 31, 2023, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling unused or uneconomical power back to TXU for sale on the ERCOT marketplace, the Company does not consider such actions to be trading activities and does not engage in speculation in the power market as part of its ordinary activities.

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2022	$97,497
Change in fair value of derivative asset	(5,778)
Balance as of March 31, 2023	$91,719

Note 9. Long-Term Assets

Deposits

Deposits consist of the following:

	March 31,	December 31,
	2023	2022
Deposits on equipment	$—	33,273
Security deposits	32,205	9,160
Total deposits	$32,205	$42,433

Deposits on Equipment

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, which were received in January 2023. During the three months ended March 31, 2023, the Company reclassified the outstanding deposit of $33.3 million to property and equipment in connection with the receipt of the miners at the Rockdale Facility. See Note 6, Property and Equipment.

Security Deposits

During the three months ended March 31, 2023, the Company paid $23.0 million in connection with its 215 MW increase to the Power Supply Agreement with TXU, resulting in a total of 345 MW under contract at fixed prices.

During the year ended December 31, 2022, the Company paid approximately $4.7 million as a security deposit for the development of the Corsicana Facility. As of December 31, 2022, $1.8 million of the $3.1 million paid to Oncor in 2021 in connection with an amended and restated Transmission/Substation Facility Extension Agreement for the construction of the Oncor-owned Delivery System facilities to serve the expansion of the Rockdale Facility, remains held as a deposit and the Company has other security deposits totaling approximately $2.7 million, including its ground lease of $1.8 million.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Construction in progress	$11,850	$16,621
Power related costs and remittances	58,952	32,632
Accrued compensation	4,629	8,582
Insurance	2,304	3,660
Other	4,931	3,969
Total accrued expenses	$82,666	$65,464

Note 11. Debt

Credit and Security Facility

ESS Metron, a wholly-owned subsidiary of the Company, has a $10.0 million Credit and Security Facility, which consists of a $6.0 million Revolving Line of Credit and a $4.0 Equipment Guidance Line.

The $6.0 million Revolving Line of Credit has a term of one year with interest due monthly and principal due at maturity. All amounts borrowed under the Revolving Line of Credit carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of March 31, 2023, the interest rate was 7.5%.

The $4.0 million Equipment Guidance Line has a term of one year and permits the Company to finance up to 80.0% of certain equipment purchases. All amounts borrowed under the Equipment Guidance Line carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of March 31, 2023, the interest rate was 7.5%.

Total borrowings under the Credit and Security Facility during the three months ended March 31, 2023, were approximately $0.9 million and payments were $0.5 million. As of March 31, 2023 and December 31, 2022, the outstanding balance was approximately $0.3 million and less than $0.1 million, respectively, and was recognized within Other long-term liabilities on the Condensed Consolidated Balance Sheets.

All borrowings and accrued interest under the Equipment Guidance Line convert to fixed rate term loans every six months, which have either five-year terms for borrowings used to acquire vehicles and manufacturing equipment (“Manufacturing Term Loans”) or three-year terms for borrowings of equipment other than vehicles and manufacturing equipment (“Equipment Term Loans”). The Manufacturing Term Loans carry interest at a fixed rate equal to the five-year treasury rate plus 2.5% as of conversion and the Equipment Term Loans carry interest at a fixed rate equal to the three-year treasury rate plus 2.5% as of conversion. As of March 31, 2023, no amounts were due under Manufacturing Term Loans or Equipment Term Loans.

As of March 31, 2023, the Company was in compliance with all covenants of the Credit and Security Facility.

Note 12. Leases

As of March 31, 2023 and December 31, 2022, operating lease right of use assets were $21.8 million and $21.7 million, respectively, and operating lease liabilities were $22.3 million and $22.3 million, respectively.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the components of the Company’s lease expense:

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$903	$622
Variable lease cost	55	45
Operating lease expense	$958	$667

The following table presents supplemental lease information:

	Three Months Ended
	March 31,
	2023	2022
Operating cash outflows for operating leases	$874	$—
Right of use assets exchanged for new operating lease liabilities	$682	$8,784
Weighted-average remaining lease term – operating leases	8.2	6.9
Weighted-average discount rate – operating leases	6.6%	6.5%

The following table represents our future minimum operating lease payments as of March 31, 2023:

	Ground lease	Office and other leases	Total
Remainder of 2023	$1,455	$1,622	$3,077
2024	1,998	1,661	3,659
2025	2,058	1,347	3,405
2026	2,119	1,273	3,392
2027	2,183	1,148	3,331
Thereafter	9,618	3,227	12,845
Total undiscounted lease payments	19,431	10,278	29,709
Less present value discount	(5,720)	(1,669)	(7,389)
Present value of lease liabilities	$13,711	$8,609	$22,320

Note 13. Stockholders’ Equity

During the three months ended March 31, 2023, 757,258 shares of common stock were issued to the Company’s board of directors, officers, employees, and advisors of the Company in settlement of an equal number of fully vested restricted stock awards awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended. The Company withheld 263,533 of these shares, at a fair value of approximately $1.3 million, to cover the withholding taxes related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At-the-Market (“ATM”) Equity Offerings

2022 ATM Offering

In March 2022, the Company entered into an ATM sales agreement under which it could offer and sell up to $500.0 million in shares of the Company’s common stock. During the three months ended March 31, 2023, no shares were sold by the Company under its 2022 ATM sales agreement.

Subsequent to March 31, 2023, through the date of this Report, the Company received net proceeds of approximately $95.7 million ($97.7 million of gross proceeds, net of $2.0 million in commissions and expenses) from the sale of 7,871,700 shares of its common stock at a weighted average fair value of $12.41 per share under its 2022 ATM sales agreement.

Note 14. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, employees, and consultants in the form of restricted stock awards or stock options that settle in shares of the Company’s common stock upon vesting.

The following table presents stock-based compensation expense by category:

	Three Months Ended
	March 31,
	2023	2022
Performance-based stock awards	$(10,890)	$1,760
Service-based stock awards	8,594	1,282
Total stock-based compensation	$(2,296)	$3,042

Stock-based compensation expense is recognized in Selling, general and administrative on the Condensed Consolidated Statements of Operations.

Restricted Common Stock Awards

Performance-based awards

Performance-based awards vest over a three-year performance period upon the successful completion of specified milestones related to added infrastructure capacity and Adjusted EBITDA through December 31, 2023.

The following table presents a summary of the Company’s performance-based awards activity:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Balance as of January 1, 2023	3,918,935	$25.92
Granted	111,700	$4.22
Vested	(373,520)	$25.78
Forfeited	(224,900)	$35.83
Balance as of March 31, 2023	3,432,215	$24.58

As of March 31, 2023, there was approximately $3.6 million of unrecognized compensation cost related to the performance-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately eight months.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service-based awards

Service-based awards generally vest over a one-to-two-year service period.

The following table presents a summary of the Company’s service-based awards activity:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Balance as of January 1, 2023	8,855,744	$6.84
Granted	356,484	$4.51
Vested	(381,864)	$7.10
Forfeited	(764,097)	$6.79
Balance as of March 31, 2023	8,066,267	$6.77

As of March 31, 2023, there was approximately $38.5 million of unrecognized compensation cost related to the service-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 14 months.

Note 15. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2023, and December 31, 2022:

	Fair value measured as of March 31, 2023
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (a)	$91,719	$—	$—	$91,719
Contingent consideration liability (b)	$909	$—	$—	$909

	Fair value measured as of December 31, 2022
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (a)	$97,497	$—	$—	$97,497
Contingent consideration liability (b)	$24,935	$—	$—	$24,935

(a)	See Note 8. Power Supply Contract.
(b)	See Note 16. Commitments and Contingencies.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Commitments and Contingencies

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

Contingent Consideration Liability

Upon the acquisition of Whinstone in May 2021, the Company was obligated to pay up to $86.0 million, net of income taxes, (undiscounted) of consideration if certain power credits were received or realized by the Company arising from a severe weather event in Texas in February 2021. Through March 31, 2023, portions of the power credits were received, and a portion of the obligation was settled.

The following table presents the changes in the estimated fair value of our contingent consideration liability:

Balance as of December 31, 2022	$24,935
Change in contingent consideration	(24,026)
Change in fair value of contingent consideration	—
Balance as of March 31, 2023	$909

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

Contingencies

Legal Proceedings

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of any such proceedings; however, it assesses the probability of an unfavorable outcome of any material litigation, claims or

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

proceedings to determine whether a liability had been incurred. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance to protect the Company from such claims. In terms of any matters where no insurance coverage is available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying condensed consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. Based on current information, the Company does not believe there is a reasonable possibility that, other than with regard to the Class Actions and Related Claims described below, a material loss, if any, will result from claims, lawsuits or proceedings to which the Company is subject to either individually, or in the aggregate.

Northern Data Working Capital Dispute

Riot Blockchain, Inc. v. Northern Data AG. On September 7, 2022, the Company filed a complaint against Northern Data AG (“Northern Data”) in the Delaware Court of Chancery seeking declaratory relief and specific performance under the Stock Purchase Agreement (the “SPA”) that Northern Data entered into with Riot for the purchase of Whinstone. The SPA requires a post-closing true-up of the purchase price and provides specific procedures to resolve disputes over the same, including a mechanism for submitting any objections to an independent accounting expert for resolution. The complaint alleged that Northern Data failed to engage in a contractually prescribed process to resolve disputes over the acquisition price. Accordingly, the Company sought an order affirmatively declaring that it is entitled to initiate the engagement of an independent accounting expert pursuant to the terms of the SPA, as well as an order compelling specific performance from Northern Data to engage an accounting expert or through the court’s appointment of one of the experts proposed by the Company.

On September 26, 2022, Northern Data filed its Answer, Affirmative Defenses, and Verified Counterclaims and Third-Party Claims, alleging that Riot and Whinstone breached the SPA by withholding certain energy credit payments. Northern Data further alleged that Riot is improperly seeking to introduce indemnification claims into the contractual process to resolve the parties’ dispute over purchase price. Northern Data sought damages in an unspecified amount, a declaration that Riot may not withhold payments for energy credits pending the resolution of the purchase price dispute, and specific performance that Riot may not introduce indemnification claims into the purchase price dispute. On November 10, 2022, the Company timely filed its answer and affirmative defenses denying Northern Data’s counterclaims.

Northern Data filed a motion for partial summary judgment on its claims for specific performance of the SPA’s provision for payment of certain energy credits by the Company. The Company filed its answering brief in opposition to the motion on February 3, 2023. Northern Data’s deadline to file any reply in support of the motion was extended until March 31, 2023, while the Parties discussed terms of a settlement to resolve the Delaware litigation and proceed forward with submitting the Parties’ purchase-price dispute to a mutually agreed-upon independent accountant.

On March 31, 2023, the Parties filed a stipulation and proposed order stating that they had entered into a settlement agreement, and that the Parties agreed to dismiss all claims and counterclaims in the Delaware litigation without prejudice in order to submit the disputed accounting matters to the independent accountant pursuant to the terms of the Agreement. As of March 31, 2023, the Company held $29.5 million in escrow related to this dispute, which will be held in escrow until final settlement and composes the entire balance of Restricted Cash on the Condensed Consolidated Balance Sheets. The Court entered the stipulation and order on April 4, 2023, dismissing the case without prejudice.

On April 5, 2023, the Parties submitted their initial written statements of their positions to the independent accountant. According to the Parties’ agreed schedule, briefing to the independent accountant should be completed by May 24, 2023. The independent accountant should render a written final determination of the disputed matters by June 9, 2023.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone file a petition against Rhodium 30MW, LLC, Rhodium JV, LLC, Air HPC LLC, and Jordan HPC, LLC (collectively, “Rhodium”) in Cause No. CV41873 in the 20th District Court of Milam County, Texas.  Whinstone filed an amended petition on May 3, 2023.  In the amended petition, Whinstone asserts breach of contract claims for Rhodium’s failure to pay certain hosting and service fees under certain hosting agreements and seeks a declaration that certain hosting agreements with Rhodium are terminated and that no power credits are owed to Rhodium under any agreement.  Riot seeks recovery of more than $26 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest. Rhodium was served with the lawsuit on May 8, 2023, and the current deadline to answer is May 30, 2023. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

SBI Crypto Co.

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint against Whinstone US, Inc. (“Whinstone”) in Civil Action No. 6:23-cv-252, in the United States District Court for the Western District of Texas—Waco Division.  SBI asserts breach of contract, fraud/fraudulent inducement, fraud by nondisclosure, and negligent bailment claims.  SBI seeks recovery of at least $15 million in lost profits, at least $16 million for equipment damage, recovery of its reasonable attorneys’ fees and costs, expenses, costs, and pre- and post-judgment interest.  The deadline for Whinstone to answer or otherwise respond to the complaint is May 25, 2023. Whinstone plans to vigorously contest these claims. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc., a California corporation, and GMO Internet, Inc., a corporation organized and existing under the laws of Tokyo, Japan (collectively “GMO”), filed a complaint against Whinstone US, Inc. in the Supreme Court of the State of New York, County of New York: Commercial Division, Index No.: 656762/2022, subsequently removed to the United States District Court, S.D.N.Y., Case No. 1:22-cv-05974-JPC (the “Complaint”). In the Complaint, GMO alleges Whinstone breached the W Colocation Services Agreement (Texas), entered into by GMO and Whinstone on October 16, 2019 (the “Colocation Services Agreement”), by failing to indemnify GMO for certain contractual loss of profit and causing additional damages including loss of revenue, lost profits and loss of savings. GMO is seeking – without substantiation – compensatory damages in excess of $50 million, and pre- and post-judgment interest.

Whinstone’s Answer and Counterclaims were filed on August 22, 2022. In the Answer and Counterclaims, Whinstone denies the substantive allegations of the Complaint and has asserted counterclaims seeking a declaratory judgment due to GMO’s failure to negotiate in good faith in accordance with the terms of the Colocation Services Agreement, as well as compensatory damages in excess of $25 million, including damages from loss of revenue, breach of contract, pre- and post-judgment interest, and attorneys’ fees and costs in connection with GMO’s breach of the Colocation Services Agreement. On September 12, 2022, GMO filed its answer and affirmative defenses to Whinstone’s counterclaims, as well as an amended complaint (subsequently further amended to correct the caption) that included additional claims against Whinstone, as permitted under the applicable local rules. On November 1, 2022, Whinstone filed an answer and counterclaims to GMO’s amended complaint.

The Company intends to vigorously defend Whinstone against GMO’s claims, and to vigorously enforce Whinstone’s claims against GMO. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any

Class Actions and Related Claims

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Shareholder Derivative Actions

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 17. Income Taxes

During the three months ended March 31, 2023 and 2022, the deferred income tax benefit of $5.0 million and less than $0.1 million, respectively, related primarily to the contingent consideration liability and future power credits.

Note 18. Earnings Per Share

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive:

	March 31, 2023	March 31, 2022
Warrants to purchase common stock	63,000	63,000
Unvested restricted stock units	—	3,476,852
Total	63,000	3,539,852

Note 19. Segment Information

The Company has three reportable segments: Bitcoin Mining, Data Center Hosting, and Engineering. The reportable segments are identified based on the types of service performed. The chief operating decision maker (“CODM”) analyzes the performance of the segments based on reportable segment revenue and reportable segment cost of revenue. No operating segments have been aggregated to form the reportable segments.

The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the Bitcoin the Company earns through its Bitcoin mining activities. The Data Center Hosting segment generates revenue from long-term customer contracts for the provision of data center hosting/colocation services, including from the consumption of electricity, construction of infrastructure, operation of data centers, and maintenance/management of computing capacity from the Company’s high performance data center facility in Rockdale, Texas. The Engineering segment generates revenue through customer contracts for custom engineered electrical products.

The Data Center Hosting segment purchases custom engineered electrical products from the Engineering segment in the ordinary course of business. All revenue and cost of revenues from intersegment transactions have been eliminated in the consolidated statements of operations. All Other revenue is from external customers.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2023 and 2022, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

The following table presents revenue and cost of revenues for the Company’s reportable segments, reconciled to the Condensed   Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Reportable segment revenue:
Bitcoin Mining	$48,023	$57,945
Data Center Hosting	36,996	21,039
Engineering	21,356	15,238
Other revenue	24	24
Eliminations	(33,163)	(14,459)
Total segment and consolidated revenue	$73,236	$79,787

Reportable segment cost of revenues:
Bitcoin Mining	28,691	23,931
Data Center Hosting	46,821	21,492
Engineering	18,886	13,552
Eliminations	(31,276)	(13,347)
Total segment and consolidated cost of revenues	$63,122	$45,628

Reconciling Items:
Selling, general, and administrative	(12,675)	(10,910)
Depreciation and amortization	(59,340)	(14,245)
Change in fair value of derivative asset	(5,778)	43,683
Power curtailment credits	3,075	2,552
Change in fair value of contingent consideration	—	(176)
Realized gain on sale of Bitcoin	13,775	9,665
Casualty-related charges (recoveries), net	(1,526)	—
Impairment of Bitcoin	(4,472)	(25,870)
Interest income (expense)	(3,830)	(357)
Unrealized loss on marketable equity securities	—	(1,611)
Current income tax benefit (expense)	(76)	(312)
Deferred income tax benefit (expense)	5,045	—
Net income (loss)	$(55,688)	$36,578

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the fiscal year ended December 31, 2022, as included in our 2022 Annual Report. In addition to historical consolidated financial information, the following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business, which are made in reliance of the safe harbor provisions of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the PSLRA. These statements represent projections, beliefs and expectations based on current circumstances and conditions, are subject to risks and uncertainties, and our actual results could differ materially from those discussed in these forward-looking statements. Further, these forward-looking statements should not be construed either as assurances of performance or as promises of a given course of action. You should review the sections of this Quarterly Report entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.

Business Overview:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. We also provide comprehensive and critical infrastructure for institutional-scale hosted clients to mine Bitcoin at our Rockdale Facility. Currently, the Rockdale Facility has 700 MW in total developed capacity for our Bitcoin mining and data center hosting services for institutional-scale hosted clients. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently evaluating further growing its capacity. Additionally, we are developing the Corsicana Facility, a second large-scale Bitcoin mining data center facility, which, upon completion, is expected to have approximately one gigawatt of capacity available for our own Bitcoin mining and data center hosting services for institutional-scale hosted clients.

We operate in an environment which is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on investment.

Industry Trends

During 2022, we observed several companies in the Bitcoin ecosystem experience significant challenges and initiate bankruptcy proceedings due to the significant decline in the price of Bitcoin and other national and global macroeconomic factors. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on significantly compressed margins. The dramatic increase in the price of Bitcoin observed in the market during prior years caused many companies to over-leverage themselves, thus operating in an unsustainable way given the recent variability in the price of Bitcoin. Riot chose to refrain from engaging in debt-financing activities during this period and, as a result, has not been subject to the significant debt-service shortfalls some of our competitors are experiencing. Despite such challenges in the ecosystem, Riot continues to focus on building long-term stockholder value by taking strategic action to vertically integrate its business, expanding the Rockdale Facility and developing the Corsicana Facility. Management believes this focus will positively affect each of Riot’s three business segments by providing more capacity for its Bitcoin Mining and Data Center Hosting, and by capitalizing on supply chain efficiencies garnered through its Engineering segment. As we grow our business, we continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining and Data Center Hosting facilities.

We anticipate companies in our industry will continue to experience challenges, and that 2023 will continue to be a period of consolidation in the Bitcoin mining industry, and, given our relative position, liquidity and absence of long-term debt, we believe we are positioned in the competitive landscape, to benefit from such consolidation. As a result of any strategic action undertaken by us, our business and financial results may change significantly. We are continuously evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry.

The recent shutdowns of certain digital asset exchanges and trading platforms due to fraud or business failure, has negatively impacted confidence in the digital asset industry as a whole and led to increased oversight and scrutiny on the industry. We did not have any exposure to any digital asset lenders or exchanges who have declared bankruptcy or have been suspended. We only hold

Bitcoin that we have mined and do not sell or redeem any Bitcoin for any other parties. Our Bitcoin is held in cold storage wallets by a well-known third-party digital asset-focused custodian. We also sell our Bitcoin using our custodian’s services.

In March 2023, Silvergate Capital Corporation, based in La Jolla, California, the holding company for Silvergate Bank (Silvergate Bank”), which was primarily focused on the digital asset industry, announced its intent to wind down operations and voluntarily liquidate its holdings. Also in March, Silicon Valley Bank, based in Santa Clara, California (“Silicon Valley Bank”) and Signature Bank, based in New York, New York (“Signature Bank”) both closed and the Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver following their closures and transferred substantially all assets of the former banks to newly created, FDIC-operated bridge banks in an action to protect all depositors of the banks. In May 2023, First Republic Bank, based in San Francisco, California, was closed and the FDIC sold substantially all of First Republic Bank’s assets to JP Morgan Chase & Co. Although we maintained certain operating accounts with Signature Bank prior to its closure, we have since transferred all of our deposits previously held with the bank to other banking institutions. We did not lose access to our accounts or experience interruptions in banking services, and suffered no losses with respect to its deposits at Signature Bank as a result of the bank’s closure. We did not have any banking relationships with Silicon Valley Bank, Silvergate Bank, or First Republic Bank, and currently hold our cash and cash equivalents at multiple banking institutions.

Bitcoin Mining

The Company’s current focus is on its Bitcoin Mining operations, and during the three months ended March 31, 2023, we continued to deploy miners at our Rockdale Facility and continued development activities at the Corsicana Facility, with the objective of increasing the Company’s operational efficiency and performance.

As of March 31, 2023, our Bitcoin Mining business segment operated 94,176 ASIC miners, with a hash rate capacity of 10.5 EH/s, which excludes 17,040 miners currently offline as a result of damage experienced during severe winter storms in Texas. During the three months ended March 31, 2023, we mined 2,115 Bitcoin, which represented an increase of 50.5% over the 1,405 Bitcoin we mined in the three months ended March 31, 2022. We anticipate achieving a total self-mining hash rate capacity of 12.5 EH/s in the second half of 2023.

For the three months ended March 31, 2023, Bitcoin Mining revenue was approximately $48.0 million.

Data Center Hosting

Following our acquisition of Whinstone, we commenced an expansion of our Rockdale Facility to 700 MW, from its initial 300 MW of developed capacity at the time of acquisition. As of March 31, 2023, our 400 MW expansion at the Rockdale Facility had achieved multiple progress milestones while navigating the challenges with the current state of the global supply chain, including the completion of the substation expansion to 700 MW, and successful installation of the substation busbar and 400 MW of high-voltage transformers. One building is nearing completion in the second quarter of 2023, which, when completed, will finalize our Rockdale Facility expansion. Two of the four buildings are self-mining buildings dedicated to immersion-cooled Bitcoin mining.

The expansion of our Rockdale Facility has provided capacity to enable us to deploy our current fleet of miners in a self-hosted facility, while allowing us to continue to operate and grow our Data Center Hosting business segment. We believe deploying our miners at the expanded Rockdale Facility offers many advantages for our Bitcoin mining operations, including allowing us to operate our miners without incurring third-party colocation services fees and to do so at the low fixed energy costs available to the Rockdale Facility under its long-term power supply agreement.

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

For the three months ended March 31, 2023, Data Center Hosting revenue was approximately $9.0 million.

Engineering

Our Engineering business segment designs and manufacturers power distribution equipment and custom engineered electrical products that provide us with the ability to vertically integrate many of the critical electrical components and engineering services necessary for our Rockdale Facility expansion and to reduce our execution and counter-party risk in ongoing and future expansion projects. Engineering and other specialized talent employed in our Engineering business segment also allows us to continue to explore new methods to optimize and develop a best-in-class Bitcoin mining operation and has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

Our Engineering business segment also provides electricity distribution product design, manufacture, and installation services primarily focused on large-scale commercial and governmental customers and serves a broad scope of clients across a wide range of markets including data center, power generation, utility, water, industrial, and alternative energy. Products are custom built to client and industry specifications. Additionally, we utilize an in-house field service and repair department.

Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which the Company has an enforceable right to receive compensation as defined under the contract.

For the three months ended March 31, 2023, Engineering revenue was approximately $16.1 million.

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

COVID-19

The COVID-19 pandemic was unprecedented and unpredictable, and its impact may continue to result in national and global economic disruption, which may adversely affect our business. Presently, the Company has not experienced and does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the long-term impacts of COVID-19. We will monitor any future COVID-19 related developments and the possible effects on the Company’s financial condition, liquidity, operations, suppliers, and the industry.

Inflation

We have experienced, and are experiencing, the impact of domestic and global inflationary pressures largely outside of our control. This inflationary pressure impacts our cost structure by increasing the cost of materials, parts and labor, making both our operations and development more expensive for us, despite a continued focus on controlling our costs where possible. In addition, sustained inflationary pressures have led to central banks raising interest rates, raising the cost of debt financing, which may precipitate a broad-based macroeconomic slowdown, including a possible recession in the United States and in other key financial markets. Management is unable to accurately predict when, or if, these inflationary pressures will subside, or whether and to what extent a significant recession will arise following central banks’ efforts to constrain such inflationary pressures. As a result, management is unable to predict the impact of these inflationary pressures, or the possible follow-on conditions, on our business and results of operations, as well as our access to debt financing. See the discussion under the heading “Risk Factors” under Part I, Item 1A of our 2022 Annual Report for additional discussion regarding potential impacts sustained elevated inflationary pressures may have on our operations and plans for expansion.

Summary of Bitcoin Mining Results

The following tables presents additional information about our Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2023	6,974	$109,420
Revenue recognized from Bitcoin mined	2,115	48,023
Proceeds from sale of Bitcoin	(1,975)	(44,437)
Exchange of Bitcoin for employee compensation	(20)	(459)
Realized gain on sale of Bitcoin	—	13,775
Impairment of Bitcoin	—	(4,472)
Balance as of March 31, 2023	7,094	$121,850

	Quantity	Amounts
Balance as of January 1, 2022	4,884	$150,593
Revenue recognized from Bitcoin mined	1,405	57,945
Proceeds from sale of Bitcoin	(200)	(9,418)
Exchange of Bitcoin for employee compensation	(27)	(1,283)
Realized gain on sale of Bitcoin	—	9,665
Impairment of Bitcoin	—	(25,870)
Balance as of March 31, 2022	6,062	$181,632

Results of Operations Comparative Results for the three months ended March 31, 2023 and 2022:

Revenues

Total revenue for the three months ended March 31, 2023 and 2022, was $73.2 million and $79.8 million, respectively, and consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and other revenue.

For the three months ended March 31, 2023 and 2022, Bitcoin Mining revenue was $48.0 million, and $57.9 million, respectively. The decrease of $9.9 million was primarily due to lower Bitcoin values in the 2023 period, averaging $22,704 per coin, as compared to $41,241 per for the 2022 period. This was partially offset by an increase of 710 Bitcoin mined in the 2023 period as compared to the 2022 period. Additionally, the Company continued its effective employment of its proprietary power strategy to significantly reduce overall power costs. As noted below, during the three months ended March 31, 2023, the Company earned $3.1 million in power credits, to be credited against its power invoices, as a result of temporarily pausing its operations. The power credits equate to approximately 137 Bitcoin, as computed by using the average daily closing Bitcoin prices on a monthly basis. During the three months ended March 31, 2022, the Company earned $2.6 million in power credits, or the equivalent of approximately 63 Bitcoin.

For the three months ended March 31, 2023 and 2022, Data Center Hosting revenue was $9.0 million, and $9.7 million, respectively. The decrease of $0.7 million was primarily due to lower revenue share from customers due to the lower Bitcoin values in the 2023 period, as noted above.

For the three months ended March 31, 2023 and 2022, Engineering revenue was $16.1 million and $12.1 million, respectively. The increase of $4.0 million was primarily attributable to an increase in data center development across the country. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and there has been increased demand for these products due to the continued increase in data center construction by developers.

Costs and expenses

Cost of revenues for Bitcoin Mining for the three months ended March 31, 2023 and 2022, was $21.9 million and $19.1 million, respectively, an increase of approximately $2.8 million. As a percentage of Bitcoin Mining revenue, cost of revenues totaled 45.6% and 33.0% for the three months ended March 31, 2023 and 2022, respectively. Cost of revenues consists primarily of direct production costs of Bitcoin mining operations, including electricity, labor, and insurance, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support the Bitcoin mining operations. As noted below, during the three months ended March 31, 2023 and 2022, the Company earned $3.1 million and $2.6 million, respectively, in power credits to be credited against its power invoices, as a result of temporarily pausing its operations. These credits are recognized in power curtailment credits in the statements of operations, outside of cost of revenues, but significantly reduce the Company’s overall cost to mine Bitcoin. When netting the power curtailment credits with the costs of revenues, the net costs as a percentage of Bitcoin Mining revenue were 41.6% and 31.9% for the three months ended March 31, 2023 and 2022, respectively.

Cost of revenues for Data Center Hosting for the three months ended March 31, 2023 and 2022, was $25.7 million and $15.0 million, respectively, an increase of approximately $10.7 million. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs. The increase was primarily attributable to the significant increase in size of our Rockdale Facility, which has more than doubled since 2021.

Cost of revenues for Engineering for the three months ended March 31, 2023 and 2022, was $15.6 million and $11.5 million, respectively, an increase of approximately $4.0 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. The increase was primarily due to an increase in materials purchased, as well as additional labor required to support increased demand for our custom electric products from data center developers. Increased competition for direct materials due to supply chain constraints contributed to additional costs, as well as inflationary pressure for labor in manufacturing.

Selling, general and administrative expenses during the three months ended March 31, 2023 and 2022 were $12.7 million and $10.9 million, respectively, an increase of approximately $1.8 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase was primarily due to increases in compensation expenses of $2.8 million as a result of hiring additional employees to support the Company’s ongoing growth, professional fees of $2.0 million primarily related to public company compliance and information technology projects, and increases of $2.2 million in other general operating costs to support the Company’s growth, partially offset by a decrease in stock compensation of $5.3 million due to the forfeiture of restricted common stock awards in the 2023 period.

Depreciation and amortization expense during the three months ended March 31, 2023 and 2022 was $59.3 million and $14.2 million, respectively, an increase of approximately $45.1 million. The increase was primarily due to higher depreciation expense recognized for the Rockdale Facility and our recently acquired miners.

The change in fair value of our derivative asset for the three months ended March 31, 2023 and 2022, was ($5.8) million and $43.7 million, respectively, and was recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value.

Power curtailment credits for the three months ended March 31, 2023 and 2022, was $3.1 million and $2.6 million, respectively, and represents power sales into the ERCOT marketplace through the Company’s participation in ERCOT’s energy demand response programs.

The realized gain on sale of Bitcoin for the three months ended March 31, 2023 and 2022 was $13.8 million and $9.7 million, respectively. The increase was primarily attributable to an increase of 1,775 more Bitcoin sold in the 2023 period as compared to 2022, partially offset by decreased Bitcoin values in the 2023 period as compared to the 2022 period.

Casualty-related losses for the three months ended March 31, 2023, was $1.5 million and was attributable to the damage incurred at the Rockdale Facility as a result of severe winter storms in Texas. There were no casualty-related losses incurred for the three months ended March 31, 2022.

Impairment of Bitcoin for the three months ended March 31, 2023 and 2022, was $4.5 million and $25.9 million, respectively, arising from declines in Bitcoin prices during the periods.

Other income (expense)

Other expense for the three months ended March 31, 2023 consisted of $3.8 million of interest expense. Other expense for the three months ended March 31, 2022 was $2.0 million, which consisted of $1.6 million of unrealized losses on marketable equity securities and $0.4 million of interest expense.

Non-GAAP Measures

In addition to financial measures presented under GAAP, we consistently evaluate our use of and calculation of the non-GAAP financial measures, such as “Adjusted EBITDA” and Adjusted earnings per share (“Adjusted EPS”). EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as EBITDA further adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items. We exclude impairments and gains or losses on sales or exchanges of Bitcoin from our calculation of Adjusted EBITDA for all periods presented.

Adjusted EPS is a financial measure defined as Adjusted EBITDA divided by our diluted weighted-average shares outstanding.

We believe Adjusted EBITDA and Adjusted EPS can be important financial measures because they allow management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments.

Adjusted EBITDA and Adjusted EPS are provided in addition to, and should not be considered to be a substitute for, or superior to, net income, the most comparable measure under GAAP to Adjusted EBITDA, and to diluted net income (loss) per share, the most comparable measure under GAAP to Adjusted EPS. Further, Adjusted EBITDA and Adjusted EPS should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA and Adjusted EPS have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial metric:

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(55,688)	$36,578
Interest (income) expense	3,830	357
Income tax expense (benefit)	(4,969)	312
Depreciation and amortization	59,340	14,245
EBITDA	2,513	51,492

Adjustments:
Non-cash/non-recurring operating expenses:
Stock-based compensation expense	(2,296)	3,042
Acquisition-related costs	—	78
Change in fair value of derivative asset	5,778	(43,683)
Change in fair value of contingent consideration	—	176
Unrealized (gain) loss on marketable equity securities	—	1,611
Casualty-related charges (recoveries), net	1,526	—
Other revenue, (income) expense items:
License fees	(24)	(24)
Adjusted EBITDA	$7,497	$12,692

The following table reconciles Adjusted EPS to Diluted net income (loss) per share, the most comparable GAAP financial metric:

	Three Months Ended
	March 31,
	2023	2022
Diluted net income (loss) per share	$(0.33)	$0.31
Interest (income) expense	0.02	—
Income tax expense (benefit)	(0.03)	—
Depreciation and amortization	0.35	0.12
EBITDA	0.01	0.43

Adjustments, per share:
Non-cash/non-recurring operating expense:
Stock-based compensation expense	(0.01)	0.03
Acquisition-related costs	—	—
Change in fair value of derivative asset	0.03	(0.37)
Change in fair value of contingent consideration	—	—
Unrealized (gain) loss on marketable equity securities	—	0.01
Casualty-related charges (recoveries), net	0.01	—
Other revenue, (income) expense items:
License fees	—	—
Adjusted EPS	$0.04	$0.10

Diluted weighted average number of shares outstanding	167,342,500	117,042,347

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

The following table presents reconciliations of these measurements to the most comparable U.S. GAAP financial metrics:

	Three Months Ended
	March 31,
	2023	2022
Bitcoin Mining
Revenue	$48,023	$57,945

Cost of revenues	21,899	19,094
Power curtailment credits	(1,937)	(611)
Cost of revenues, net of power curtailment credits	19,962	18,483
Bitcoin mining revenue in excess of cost of revenues, net of power curtailment credits	$28,061	$39,462
Bitcoin mining revenue in excess of cost of revenues, net of power curtailment credits as a percentage of revenue	58.4%	68.1%

Data Center Hosting
Revenue	$9,042	$9,694

Cost of revenues	$25,660	$14,985
Power curtailment credits	(1,138)	(1,941)
Cost of revenues, net of power curtailment credits	24,522	13,044
Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits	$(15,480)	$(3,350)
Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits as a percentage of revenue	(171.2)%	(34.6)%

Total power curtailment credits	$(3,075)	$(2,552)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had working capital of approximately $253.6 million, which included cash and cash equivalents of $158.3 million. We reported a net loss of $55.7 million during the three months ended March 31, 2023, which included $16.3 million in non-cash expenses, primarily consisting of depreciation and amortization of $59.3 million, a decrease in the fair value of our derivative asset of $5.8 million, and impairments of Bitcoin of $4.5 million, partially offset by Bitcoin Mining revenue of $48.0 million and an income tax benefit of $5.0 million. We believe our current financial position and operations give us the ability to meet cash requirements and plans in the short-term and long-term.

During the three months ended March 31, 2023, the Company sold 1,975 Bitcoin for proceeds of approximately $44.4 million. The Company monitors its balance sheet on an ongoing basis and evaluates the level of Bitcoin retained from monthly production in consideration of the cash requirements and its ongoing operations and expansion.

Miners

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, which were received in January 2023. As of March 31, 2023, the Company did not have any outstanding executed purchase agreements for the purchase of miners.

Development of the Corsicana Facility Data Center:

In 2022, we announced our planned development of the Corsicana Facility, a second large-scale Bitcoin mining and data center hosting facility located on a 265-acre site in Navarro County, Texas. The Corsicana Facility is expected, upon completion, to have one-gigawatt of developed capacity for Bitcoin mining and data center hosting, securely supplied with power by a substation being developed for the Company on the premises that will be interconnected with the nearby Navarro Switch. The initial phase of the development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as construction of various utilities, offices, warehouses, and infrastructure to support the facility’s operations. Construction of the substation and the data centers is expected to be carried out through 2023, with Bitcoin Mining and Data Center Hosting operations expected to commence following the commissioning of the substation.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing the Company’s immersion-cooling infrastructure and technology. The Company estimates that the total cost of the first phase of the development will be approximately $333 million, which is scheduled to be invested through the first quarter of 2024. Through March 31, 2023, we had incurred costs of approximately $70.0 million related to the development of the Corsicana Facility, which consisted of $10.1 million for land, $55.2 million of initial developments costs and equipment and a $4.7 million deposit for future power usage. We expect to incur costs of approximately $182 million during the remainder of 2023 and approximately $81 million during the first quarter of 2024.

Revenue from Operations

Bitcoin Mining

We expect to generate ongoing revenues from Bitcoin rewards from our Bitcoin Mining operations and our ability to liquidate Bitcoin rewards at future values will be regularly evaluated to generate cash for operations.

Generating Bitcoin rewards, for example, which exceed our production and overhead costs will determine our ability to report profit margins related to such Bitcoin mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate proceeds from the sale of our Bitcoin produced from our Bitcoin Mining business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

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

Data Center Hosting

Generally, we provide power for our hosted/co-located Bitcoin mining data center clients on a variable (sub-metered) basis. Each client pays us variable monthly fees based on the amount of power, networking costs, and other basic hosting services utilized by such client’s hosted operations, at rates specified in such client’s hosting agreement. In addition to power charges and basic hosting charges, our hosting agreements with certain clients provide for revenue sharing, based on the customer’s operating revenue, net of direct hosting costs paid to us. We recognize variable hosting revenue each month, as the hosting fees and revenue sharing payments due to us from our hosting clients are subject to various uncertainties largely outside of our control, including the amount of power used by the hosted client, the market price for Bitcoin, the Bitcoin network difficulty and global hash rate, as well as other factors.

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining clients, for which we bill the client at a fixed monthly fee or at an hourly rate. For the installation and maintenance of client-owned equipment, revenue is recognized upon completion of each phase of the installation project, as defined in each client’s hosting agreement. For the construction of assets owned by us but paid for and used by the client during the term of their data center hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract.

Maintenance services include cleaning, cabling, and other services to maintain the clients’ equipment. We bill the client at a fixed monthly fee or at an hourly rate. Revenue is recognized as these services are provided.

For a number of clients inherited as a result of the Whinstone acquisition, we provide data center hosting services pursuant to hosting agreements negotiated on below-market terms, including as to power costs (“Legacy Contracts”). Accordingly, our hosting revenue from such Legacy Contracts has, historically, been less than our cost to provide such clients with hosting services. We are presently engaged in litigation relating to such Legacy Contracts, further increasing our costs associated with these Legacy Contracts. Our goal is to protect and advance the value of our Data Center Hosting business, and as such, we are actively monitoring the performance of such Legacy Contract clients.

Engineering

Substantially all engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts. Revenues are recognized over time as performance creates or enhances an asset with no alternative use, and for which we have an enforceable right to receive compensation as defined under the contract. The length of time required to complete a custom product varies but is typically between four and 12 weeks.

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

Legal Proceedings

The Company is a party in several contractual lawsuits and has also been named a defendant in several legacy class action and other investor related lawsuits as more fully described under the heading “Legal Proceedings” in Part I, Item 3 of the 2022 Annual Report and in Note 16, Commitments and Contingencies in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report. While the Company maintains policies of insurance, such policies may not cover all the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

Operating Activities

For the three months ended March 31, 2023, Net cash provided by operating activities was $32.4 million, which primarily consisted of:

●	net loss of $55.7 million;
●	a decrease in operating assets and liabilities of $85.7 million, which consisted primarily of:
●	proceeds from the sale of Bitcoin of $44.4 million and $24.0 million from the receipt of future power credits, a decrease in prepaid expenses and other current assets of $9.8 million, and a decrease in accounts receivable of $7.1 million; and
●	non-cash reconciling expenses of $16.3 million, primarily consisting of:
●	depreciation and amortization of $59.3 million,
●	a decrease in the fair value of our derivative asset of $5.8 million, and
●	impairment of Bitcoin of $4.5 million,

partially offset by:

●	Bitcoin Mining revenue of $48.0 million, and
●	an income tax benefit of $5.0 million.

For the three months ended March 31, 2022, Net cash used in operating activities was $45.3 million, which primarily consisted of:

●	net income of $36.6 million; and
●	an increase in operating assets and liabilities of $17.5 million, which consisted primarily of:
●	an increase in prepaid expenses and other current assets of $13.8 million and decrease in accounts payable of $8.8 million, partially offset by proceeds from the sale of Bitcoin of $9.4 million; and
●	non-cash reconciling income of $56.4 million, consisting primarily of:
●	Bitcoin Mining of $57.9 million,

●	an increase in the fair value of our derivative asset of $43.7 million,

partially offset by:

●	impairment of Bitcoin of $25.9 million,
●	depreciation and amortization of $14.2 million.

Investing Activities

For the three months ended March 31, 2023, Net cash used in investing activities was $74.0 million, which primarily consisted of:

●	Purchases of property and equipment of $51.0 million, and
●	Security deposits paid of $23.0 million in connection with a 215 MW increase to the Power Supply Agreement with TXU.

For the three months ended March 31, 2022, Net cash used in investing activities was $140.3 million, which primarily consisted of:

●	deposits paid on equipment of $103.2 million, and
●	purchases of property and equipment of $37.1 million.

Financing Activities

For the three months ended March 31, 2023, Net cash used in financing activities was $0.9 million, which consisted of:

●	the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $1.3 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan; partially offset by
●	$0.4 million of net proceeds from the Credit and Security Facility.

For the three months ended March 31, 2022, Net cash used in financing activities was $13.2 million, which consisted of:

●	the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $8.3 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan, and
●	payments on our contingent consideration liability of $4.8 million.

Critical Accounting Policies

Our critical accounting policies and significant estimates have not changed from those detailed in our 2022 Annual Report, except for those accounting subjects described under the heading “Recently Issued and Adopted Accounting Pronouncements” in Note 3, Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report.

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements. See Note 3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report.

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

Risk Regarding the Price of Bitcoin

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of March 31, 2023, we held 7,094 Bitcoin with a carrying value of $121.9 million, all of which were produced from our Bitcoin mining operations. The carrying value of our Bitcoin assets reflects the $4.5 million of impairment charges we recorded against the value of our Bitcoin assets during the three months ended March 31, 2023, due to decreases in the fair value of our Bitcoin after receipt.

Bitcoin held are accounted for as indefinite-lived intangible assets. Bitcoin is measured on a first-in-first-out (“FIFO”) basis and measured for impairment daily based on the intraday low quoted price of Bitcoin. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the Bitcoin. Subsequent reversal of impairment losses is not permitted.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As of December 31, 2022, management identified the following weakness in internal control over financial reporting as described below:

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

The Company has taken the necessary actions to design, implement and operate the control effectively as of March 31, 2023; therefore, the material weakness has been deemed remediated by management. However, the design and operating effectiveness of the control has yet to be tested, during the current fiscal year, by the external auditors.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in this Quarterly Report under Part I, Item 1., Financial Statements in Note 16. Commitments and contingencies to these unaudited Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Certain factors may have a materially adverse effect on our business, financial condition, and results of operations, including the risk, factors, and uncertainties described under this Part II, Item 1A, and elsewhere in this Quarterly Report, as well as the various risks, factors and uncertainties discussed under the heading “Risk Factors” under Part I, Item 1A of the 2022 Annual Report, as well as elsewhere in the 2022 Annual Report and in the other filings we make with the SEC. This is not an exhaustive list, and there are other factors that may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial conditions, cash flows and equity as set forth in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2022 Annual Report. We may disclose changes to our risk factors or disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flow and equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, certain of our employees surrendered shares of common stock awarded to them to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued under our 2019 Equity Incentive Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2023:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2023 through January 31, 2023	155,273	$4.08	N/A	N/A
February 1, 2023 through February 28, 2023	102,478	6.38	N/A	N/A
March 1, 2023 through March 31, 2023	5,781	7.36	N/A	N/A
Total	263,532	$5.05

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Index of Exhibits

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023

3.1	Articles of Incorporation filed September 20, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017

3.2	Bylaws effective September 20, 2017.	Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2017

3.3	Amendment to Bylaws effective March 9, 2018.	Exhibit 3.1 of the Current Report on Form 8-K filed March 12, 2018

3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017

3.5	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101

The following unaudited condensed consolidated financial statements from this Quarterly Report, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022 (Unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (Unaudited); and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2023.

Riot Platforms, Inc. (Registrant)

Dated: May 10, 2023	/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (Principal Financial Officer)