Form 10-Q
period 2023-06-30
Riot Platforms, Inc.
filed 2023-08-09
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 185,305,831 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in the other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those documents and filings incorporated herein by reference. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments, such as our development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware and our one-gigawatt data center outside of Corsicana, Texas; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin mining operations; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect certain beliefs and assumptions based on information currently available to management regarding future events, which may not materialize or prove to be correct due to certain risks and uncertainties, including those risks which the Company’s management has identified and believes to be material and those which management has not identified, or which management does not believe to be material. Such risk factors are described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”), as well as under similar headings in subsequent filings we may make with the SEC. It is not possible for our management to predict all risks, the potential impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual results to differ, perhaps materially, from those contained in, or implied by, any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date the statements are made and are not guarantees of future performance or actual results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholder’s equity, and cash flows, and the market price of our securities may decline, as a result.

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

Accordingly, you should read this Quarterly Report, and the other filings we make with the SEC, completely and with the understanding that our actual future results may be materially different from our historical results and those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein. The forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements and are made in reliance of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the PSLRA.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; and in thousands, except for share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$289,176	$230,328
Accounts receivable, net	13,181	26,932
Contract assets, including retainage of $4,222 and $3,012, respectively	19,063	19,743
Prepaid expenses and other current assets	20,132	32,661
Bitcoin	140,931	109,420
Future power credits, current portion	271	24,297
Total current assets	482,754	443,381

Property and equipment, net	699,637	692,555
Deposits	30,414	42,433
Finite-lived intangible assets, net	18,622	21,477
Derivative asset	104,828	97,497
Operating lease right-of-use assets	21,221	21,673
Future power credits, less current portion	638	638
Other long-term assets	816	310
Total assets	$1,358,930	$1,319,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,616	$18,445
Contract liabilities	3,117	8,446
Accrued expenses	27,307	65,464
Deferred gain on acquisition post-close dispute settlement	26,007	—
Deferred revenue, current portion	2,670	2,882
Contingent consideration liability - future power credits, current portion	271	24,297
Operating lease liability, current portion	2,343	2,009
Total current liabilities	74,331	121,543

Deferred revenue, less current portion	16,853	17,869
Operating lease liability, less current portion	19,510	20,242
Contingent consideration liability - future power credits, less current portion	638	638
Other long-term liabilities	6,688	8,230
Total liabilities	118,020	168,522

Commitments and contingencies - Note 16

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, no par value; 340,000,000 shares authorized; 182,250,554 and 167,751,112 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,080,627	1,907,784
Accumulated deficit	(839,717)	(756,342)
Total stockholders’ equity	1,240,910	1,151,442
Total liabilities and stockholders’ equity	$1,358,930	$1,319,964

See accompanying notes to condensed consolidated financial statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; and in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Bitcoin Mining	$49,742	$46,151	$97,765	$104,096
Data Center Hosting	7,661	9,834	16,703	19,528
Engineering	19,312	16,938	35,459	29,062
Other revenue	24	24	48	48
Total revenue	76,739	72,947	149,975	152,734

Costs and expenses:
Cost of revenue:
Bitcoin Mining	23,647	17,995	45,546	37,089
Data Center Hosting	22,134	15,184	47,794	30,169
Engineering	18,182	15,175	33,745	26,724
Acquisition-related costs	—	—	—	78
Selling, general, and administrative	19,836	10,713	32,511	21,545
Depreciation and amortization	66,162	20,562	125,502	34,807
Change in fair value of derivative asset	(13,109)	(60,931)	(7,331)	(104,614)
Power curtailment credits	(13,470)	(5,706)	(16,545)	(8,258)
Change in fair value of contingent consideration	—	—	—	176
Realized gain on sale of Bitcoin	(19,828)	(15,260)	(33,603)	(24,925)
Gain (loss) on sale/exchange of equipment	30	(8,614)	30	(8,614)
Casualty-related charges (recoveries), net	—	—	1,526	—
Impairment of Bitcoin	5,638	101,419	10,110	127,289
Impairment of goodwill	—	335,648	—	335,648
Total costs and expenses	109,222	426,185	239,285	467,114
Operating income (loss)	(32,483)	(353,238)	(89,310)	(314,380)

Other income (expense):
Interest income (expense)	4,843	—	1,013	(357)
Realized loss on sale of marketable equity securities	—	(1,624)	—	(1,624)
Unrealized loss on marketable equity securities	—	(4,837)	—	(6,448)
Other income (expense)	65	(59)	65	(59)
Total other income (expense)	4,908	(6,520)	1,078	(8,488)

Net income (loss) before taxes	(27,575)	(359,758)	(88,232)	(322,868)

Current income tax benefit (expense)	(112)	(427)	(188)	(739)
Deferred income tax benefit (expense)	—	6,626	5,045	6,626
Total income tax benefit (expense)	(112)	6,199	4,857	5,887

Net income (loss)	$(27,687)	$(353,559)	$(83,375)	$(316,981)

Basic and diluted net income (loss) per share	$(0.17)	$(2.71)	$(0.51)	$(2.56)
Basic and diluted weighted average number of shares outstanding	167,342,813	130,405,502	162,559,956	123,760,839

See accompanying notes to condensed consolidated financial statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; and in thousands, except for share amounts)

Three Months Ended June 30, 2023

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of April 1, 2023	166,966,766	$1,904,175	$(812,030)	$1,092,145
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(663,377)	(11,638)	—	(11,638)
Issuance of common stock/At-the-market offering, net of offering costs	15,877,000	184,661	—	184,661
Issuance of common stock in connection with acquisition of ESS Metron	70,165	—	—	—
Stock-based compensation	—	3,429	—	3,429
Net income (loss)	—	—	(27,687)	(27,687)
Balance as of June 30, 2023	182,250,554	$2,080,627	$(839,717)	$1,240,910

Three Months Ended June 30, 2022

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of April 1, 2022	117,304,304	$1,589,893	$(210,211)	$1,379,682
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	122,052	(508)	—	(508)
Issuance of common stock/At-the-market offering, net of offering costs	30,559,817	267,022	—	267,022
Stock-based compensation	—	701	—	701
Net income (loss)	—	—	(353,559)	(353,559)
Balance as of June 30, 2022	147,986,173	$1,857,108	$(563,770)	$1,293,338

Six Months Ended June 30, 2023

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of January 1, 2023	167,751,112	$1,907,784	$(756,342)	$1,151,442
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(1,447,723)	(12,951)	—	(12,951)
Issuance of common stock/At-the-market offering, net of offering costs	15,877,000	184,661	—	184,661
Issuance of common stock in connection with acquisition of ESS Metron	70,165	—	—	—
Stock-based compensation	—	1,133	—	1,133
Net income (loss)	—	—	(83,375)	(83,375)
Balance as of June 30, 2023	182,250,554	$2,080,627	$(839,717)	$1,240,910

Six Months Ended June 30, 2022

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders’
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2022	2,199	$11	116,748,472	$1,595,147	$(246,789)	$1,348,369
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	675,685	(8,815)	—	(8,815)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	30,559,817	267,022	—	267,022
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—
Stock-based compensation	—	—	—	3,743	—	3,743
Net income (loss)	—	—	—	—	(316,981)	(316,981)
Balance as of June 30, 2022	—	$—	147,986,173	$1,857,108	$(563,770)	$1,293,338

See accompanying notes to condensed consolidated financial statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$(83,375)	$(316,981)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,133	3,743
Depreciation and amortization	125,502	34,807
Amortization of license fee revenue	(48)	(48)
Noncash lease expense	1,134	807
Deferred income tax expense (benefit)	(5,045)	(6,626)
Impairment of Bitcoin	10,110	127,289
Impairment of goodwill	—	335,648
Change in fair value of derivative asset	(7,331)	(104,614)
Change in fair value of contingent consideration	—	176
Realized loss on sale of marketable equity securities	—	1,624
Realized gain on sale of Bitcoin	(33,603)	(24,925)
Unrealized loss on marketable equity securities	—	6,448
Gain (loss) on sale/exchange of equipment	30	(8,614)
Casualty-related charges	1,526	—
Bitcoin Mining revenue	(97,765)	(104,096)
Proceeds from sale of Bitcoin	89,162	33,116
Changes in assets and liabilities:
(Increase)/decrease in operating assets	29,226	18,983
Increase/(decrease) in operating liabilities	(36,440)	(11,130)
Net cash provided by (used in) operating activities	(5,784)	(14,393)

Investing activities
Proceeds from the sale of marketable equity securities	—	704
Deposits on equipment	—	(192,485)
Security deposits	—	(709)
Purchases of property and equipment, including construction in progress	(107,424)	(77,403)
Patent costs incurred	(34)	(28)
Net cash provided by (used in) investing activities	(107,458)	(269,921)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	188,430	272,737
Offering costs for the issuance of common stock / At-the-market offering	(3,769)	(5,715)
Payments on contingent consideration liability - future power credits	—	(15,725)
Proceeds from Credit and Security Facility	880	—
Repayments of Credit and Security Facility	(500)	—
Repurchase of common shares to pay employee withholding taxes	(12,951)	(8,815)
Net cash provided by (used in) financing activities	172,090	242,482

Net increase (decrease) in cash and cash equivalents	58,848	(41,832)
Cash and cash equivalents at beginning of period	230,328	312,315
Cash and cash equivalents at end of period	$289,176	$270,483

Supplemental information:
Cash paid for interest	$17	$—
Cash paid for taxes	$—	$—
Non-cash transactions
Reclassification of deposits to property and equipment	$33,273	$96,348
Construction in progress included in accrued expenses	$7,353	$2,020
Bitcoin exchanged for employee compensation	$585	$1,362
Conversion of preferred stock to common stock	$—	$11
Right of use assets exchanged for new operating lease liabilities	$682	$8,784
Property and equipment obtained in exchange transaction	$—	$10,409

See accompanying notes to condensed consolidated financial statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Operation of Our Business

Nature of Operations

Riot is a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Company also provides comprehensive and critical infrastructure for its own Bitcoin Mining, as well as provides such infrastructure for institutional-scale hosted clients to mine Bitcoin at its Bitcoin mining facility in Rockdale, Texas (the “Rockdale Facility”). Currently, the Rockdale Facility has 700 megawatts (“MW”) in total developed capacity for Riot’s Bitcoin Mining and Data Center Hosting services for institutional-scale hosted clients. The Company is also developing a second large-scale Bitcoin Mining and Data Center Services facility located outside of Corsicana, Texas (the “Corsicana Facility”), which, upon completion, is expected to have approximately one gigawatt of capacity available for Riot’s Bitcoin Mining and Data Center Hosting services for institutional-scale hosted clients. The Company also provides Engineering services, which includes providing engineered electrical equipment products to third-party customers and customized electrical infrastructure essential to the Company’s Bitcoin Mining and hosting of institutional-scale clients.

As described in Note 19. Segment Information, we operate in three reportable business segments: Bitcoin Mining, Data Center Hosting, and Engineering.

Note 2. Liquidity and Financial Condition

At June 30, 2023, the Company had approximate balances of cash and cash equivalents of $289.2 million, working capital of $408.4 million, total stockholders’ equity of $1.2 billion and an accumulated deficit of $839.7 million. To date, the Company has, in large part, relied on equity financing to fund its operations and growth. During the six months ended June 30, 2023, the Company sold 3,575 Bitcoin for proceeds of approximately $89.2 million. The Company monitors its balance sheet on an ongoing basis and continuously evaluates the level of Bitcoin retained from monthly production in consideration of cash requirements and its ongoing operations and expansion. Bitcoin is classified on the balance sheet as a current asset due to its ability to be sold in a highly liquid marketplace and the Company’s intent to liquidate its Bitcoin to support its operations when needed.

During the six months ended June 30, 2023, the Company issued 15,877,000 shares of common stock, at a weighted average price of $11.87 per share, for net proceeds of approximately $184.7 million. During July 2023, the Company issued 570,645 shares of common stock, at a weighted average price of $11.78 per share, for net proceeds of approximately $6.6 million (see Note 13. Stockholders’ Equity).

Inflation

The Company has experienced, and is experiencing, the impact of domestic and global inflationary pressures largely outside of its control, as well as the impact of central banks’ responses to such pressures. This inflationary pressure impacts the Company’s cost structure by increasing the cost of materials, parts, and labor, making both its operations and development more expensive, despite a continued focus on controlling our costs where possible. The development of the Corsicana Facility has been impacted by increased materials prices, labor costs, and higher rates for services, all of which may adversely affect the Company’s ability to complete the planned expansion on time and within its anticipated budget. Management is unable to accurately predict when, or if, these inflationary pressures will subside, or whether and to what extent a broad-based economic recession will arise in connection with these pressures. As a result, management is unable to predict the impact these inflationary pressures and possible follow-on conditions may have on the business and results of operations, as well as access to financing. See the Company’s 2022 Annual Report for additional discussion regarding the potential impacts of sustained, elevated inflationary pressures may have on its operations and plans for expansion.

Note 3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Amounts are stated in thousands of U.S. Dollars except for share, per share and miner amounts.

The results in the accompanying unaudited condensed consolidated statements of operations are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2023 or for any future interim period. The accompanying unaudited condensed consolidated financial statements do not include all the information and notes required by GAAP for complete financial statements and, as such, should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2022, and notes thereto, included in the 2022 Annual Report.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and these accompanying notes. The reclassifications did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s 2022 Annual Report.

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 19. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of June 30, 2023 and December 31, 2022, contract assets were $19.1 million and $19.7 million, respectively.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract liabilities primarily relate to upfront payments and consideration received for Data Center Hosting services and uncompleted Engineering contracts. The following table presents changes in contract liabilities and deferred revenue:

Six Months Ended
June 30, 2023
Beginning balance	$29,197
Revenue recognized	(8,763)
Other changes in contract liabilities	2,206
Ending balance	$22,640

Remaining performance obligation

The following table presents the Company’s remaining performance obligations, which represent the transaction price of contracts for work that has not yet been performed.

	2023	2024	2025	2026	2027	Thereafter	Total
Data Center Hosting	$1,394	$2,362	$2,362	$2,362	$2,362	$8,147	$18,989
Engineering	3,117	—	—	—	—	—	3,117
Other	49	97	97	97	97	97	534
Total contract liabilities	$4,560	$2,459	$2,459	$2,459	$2,459	$8,244	$22,640

Note 5. Bitcoin

The following table presents information about the Company’s Bitcoin holdings:

Six Months Ended
June 30, 2023
Beginning balance	$109,420
Revenue recognized from Bitcoin mined	97,765
Proceeds from sale of Bitcoin	(89,162)
Exchange of Bitcoin for employee compensation	(585)
Realized gain on sale of Bitcoin	33,603
Impairment of Bitcoin	(10,110)
Ending balance	$140,931

During the three and six months ended June 30, 2023, the Company recorded impairment charges on its Bitcoin holdings of $5.6 million and $10.1 million, respectively.

During the three and six months ended June 30, 2022, the Company recorded impairment charges on its Bitcoin holdings of $101.4 million and $127.3 million, respectively.

Applying the market price of one Bitcoin on June 30, 2023 of approximately $30,477 to the Company’s 7,265 Bitcoin held at that date resulted in an estimated fair value of the Company’s Bitcoin of $221.4 million. Applying the market price of one Bitcoin on December 31, 2022 of approximately $16,548 to the Company’s 6,974 Bitcoin held at that date resulted in an estimated fair value of the Company’s Bitcoin of $115.4 million. The valuation of Bitcoin held is classified under Level 1 of the fair value hierarchy as it is based on quoted prices in active markets for identical assets.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Property and Equipment

The following table presents the Company’s property and equipment:

	June 30,	December 31,
	2023	2022
Buildings and building improvements	$312,128	$229,685
Land rights and land improvements	10,164	10,164
Miners and mining equipment	491,783	441,324
Machinery and facility equipment	38,030	35,125
Office and computer equipment	1,649	1,206
Construction in progress	90,257	97,231
Total cost of property and equipment	944,011	814,735
Less accumulated depreciation	(244,374)	(122,180)
Property and equipment, net	$699,637	$692,555

The Company did not incur any impairment charges for its property and equipment during the three and six months ended June 30, 2023 and 2022.

During the three months ended June 30, 2023 and 2022, depreciation expense related to property and equipment totaled $64.7 million and $20.2 million, respectively, and during the six months ended June 30, 2023 and 2022, totaled $122.6 million and $34.1 million, respectively.

Miners and mining equipment

As of June 30, 2023, the Company had a total of 95,904 miners deployed in its Bitcoin mining operation at the Rockdale Facility, excluding 17,040 miners currently offline as a result of damage sustained to the facility’s infrastructure during severe winter storms affecting Texas in December 2022.

In June 2023, the Company entered into a purchase agreement with MicroBT Electronics Technology Co., LTD, through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively, “MicroBT”) to acquire 8,320 M56S+ model miners and 24,960 M56S++ model miners, primarily for its Corsicana Facility, for a total purchase price of approximately $162.9 million. Delivery of the miners is expected to begin in December 2023, with all miners expected to be received and deployed by mid-2024. The purchase agreement also provides the Company an option to purchase up to an additional 66,560 additional M56S++ miners, on the same terms as the initial order, through December 31, 2024.

In July 2023, the Company entered into a purchase agreement with Midas Green Technologies, LLC (d/b/a “Midas Immersion Cooling”) (“Midas”) for the purchase of 200 MW of immersion cooling systems for its Corsicana Facility. Delivery of the immersion cooling systems is expected to begin in the third quarter of 2023 and be completed by the end of 2023. The purchase agreement also provides the Company an option to purchase up to an additional 400 MW of immersion cooling systems, on the same terms as the initial order, through December 31, 2025.

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain Technologies Limited (“Bitmain”) for a total of 5,130 S19 series miners, which were received in January 2023. As of June 30, 2023, the Company did not have any outstanding purchase agreements for the purchase of miners from Bitmain.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, impacting approximately 2.5 exahash per second (“EH/s”) of hash rate capacity.

The Company has estimated that total damages of $11.2 million were incurred. No insurance recoveries have been received. Recoveries will be recognized when they are probable of being received.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Construction in progress

In 2021, the Company commenced expansion of the Rockdale Facility to 700 MW from its initial 300 MW of developed capacity. As of June 30, 2023, the 400 MW expansion of the Rockdale Facility had been completed.

In 2022, the Company initiated development of the Corsicana Facility to expand its Bitcoin mining and data center hosting capabilities, on a 265-acre site in Navarro County, Texas, located next to the Navarro switch. Once complete, the Company expects the Corsicana Facility to have one gigawatt of developed capacity for its Bitcoin mining and data center operations.

The initial phase of the development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin mining and data center hosting infrastructure, as well as a high-voltage power substation and transmission facilities to supply power and water to the facility. Construction of the substation and the data centers is ongoing and Bitcoin Mining and Data Center Hosting operations are expected to commence following the commissioning of the substation.

Through June 30, 2023, the Company had incurred costs of approximately $102.0 million related to the development of the Corsicana Facility, including $10.1 million paid to acquire the land on which the facility is being developed, $87.2 million of initial developments costs and equipment, and a $4.7 million deposit for future power usage.

Commitments

In July 2023, the Company paid a deposit of $48.9 million to MicroBT for the purchase of miners described herein, leaving an additional commitment of approximately $114.0 million due in installments through approximately April 2024 based on the estimated delivery schedule.

In July 2023, the Company paid a deposit of $20.8 million to Midas for the purchase of immersion cooling systems described herein, leaving an additional commitment of approximately $31.2 million due in installments through approximately February 2024 based on the estimated delivery schedule.

Related party land transaction

During the year ended December 31, 2022, the Company began an initiative to provide certain on-site temporary housing for stakeholders, including partners, analysts, stockholders, employees, vendors, and other visitors to the Rockdale Facility, which is located in a relatively remote area of central Texas, with limited accommodations for visitors. In July 2023, Riot completed its acquisition of the property and land for the development of temporary housing from Lyle Theriot (indirectly, through a limited liability company controlled by Mr. Theriot) for approximately $1.1 million, consisting of $0.2 million for land and $0.9 million for buildings and improvements. Mr. Theriot is part of the management team at Riot and is considered a related party of Riot. The transaction was accounted for as an asset acquisition.

Note 7. Finite-Lived Intangible Assets

The following table presents the Company’s finite-lived intangible assets as of June 30, 2023:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(982)	$5,318	10
Trademark	5,000	(792)	4,208	10
UL Listings	2,700	(357)	2,343	12
Patents	10,060	(3,307)	6,753	Various
Finite-lived intangible assets	$24,060	$(5,438)	$18,622

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

During the three months ended June 30, 2023 and 2022, amortization expense related to finite-lived intangible assets was $1.4 million and $0.3 million, respectively, and during the six months ended June 30, 2023 and 2022, was $2.9 million and $0.7 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of June 30, 2023:

Remainder of 2023	$3,535
2024	5,815
2025	1,355
2026	1,355
2027	1,355
Thereafter	5,207
Total	$18,622

The Company did not identify any impairment of its finite-lived intangible assets during the three and six months ended June 30, 2023 and 2022.

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

If electricity used exceeds the amount contracted, the cost of the excess electricity is incurred at the then-current spot rate. Concurrently with the Power Supply Agreement, the Company entered into an agreement with Oncor for the extension of delivery system transmission/substation facilities to facilitate delivery of the electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement are determined every 15 minutes using settlement information provided by the Electric Reliability Council of Texas (“ERCOT”) and are recorded in Cost of revenue on the Condensed Consolidated Statements of Operations.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the Demand Response Services Program, the Company can participate in a variety of programs by electing to designate a portion of its available electrical load for participation in such programs on an hourly basis. The Company receives a cash payment from ERCOT based on hourly rates for electricity and the amount of electrical load it bids into each respective Demand Response Services Program. Through ancillary services, the Company competitively bids to sell ERCOT the ability to control Riot’s electrical load on demand, and to power down when needed in order to stabilize the grid. The Company receives compensation for its participation in ancillary services directly from ERCOT whether or not Riot is actually called to power down.

Riot also participates in ERCOT’s Four Coincident Peak (“4CP”) program, which refers to the highest-load settlement intervals in each of the four summer months of June, July, August, and September, during which demand for power is at its highest. Market participants can voluntarily power down operations during these times and in doing so, make more electrical load available to the grid. Participants that reduce their load in these peak periods receive credits to transmission costs on future power bills during the subsequent year, reducing overall power costs. As a result of Riot’s participation in 4CP in 2022, the Company’s transmission charges in its ongoing 2023 monthly power bills are substantially reduced.

Under the Company’s Power Supply Agreement with TXU, the Company may offer electricity back to TXU for sale on the ERCOT marketplace, in exchange for credits against future power costs, rather than using the power for the Company’s operations, when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Services Programs and sales of power during times of peak demand, to manage operating costs most efficiently. During the three months ended June 30, 2023 and 2022, the Company sold approximately $13.5 million and $5.7 million, respectively, in electricity back to ERCOT in exchange for credits against power costs. During the six months ended June 30, 2023 and 2022 sold approximately $16.5 million and $8.3 million, respectively, in electricity back to ERCOT in exchange for credits against power costs. These sales are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

The Company determined the Power Supply Agreement meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The Power Supply Agreement is not designated as a hedging instrument.

The estimated fair value of the Company’s derivate asset is classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2030. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 23.3%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. The discount rate includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

The terms of the Power Supply Agreement require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of June 30, 2023, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling unused or uneconomical power back to TXU for sale on the ERCOT marketplace, the Company does not consider such actions to be trading activities.

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2022	$97,497
Change in fair value of derivative asset	7,331
Balance as of June 30, 2023	$104,828

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Long-Term Assets

Deposits

The following table presents the Company’s deposits:

	June 30,	December 31,
	2023	2022
Deposits on equipment	$—	33,273
Security deposits	30,414	9,160
Total deposits	$30,414	$42,433

Deposits on Equipment

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, which were received in January 2023. During the six months ended June 30, 2023, the Company reclassified the outstanding deposit of $33.3 million to property and equipment in connection with the receipt of the miners at the Rockdale Facility. See Note 6, Property and Equipment.

In July 2023, the Company paid a deposit of $48.9 million to MicroBT for the purchase of miners and a deposit of $20.8 million to Midas for the purchase of immersion cooling systems. See Note 6, Property and Equipment.

Security Deposits

During the six months ended June 30, 2023, the Company paid $23.0 million as a security deposit in connection with its 215 MW increase to the Power Supply Agreement with TXU, resulting in a total of 345 MW under contract at fixed prices.

During the year ended December 31, 2022, the Company paid approximately $4.7 million as a security deposit for the development of the Corsicana Facility, all of which was outstanding as of June 30, 2023. As of June 30, 2023, all $3.1 million paid to Oncor in 2021 in connection with an amended and restated Transmission/Substation Facility Extension Agreement, for the construction of the Oncor-owned Delivery System facilities to serve the expansion of the Rockdale Facility, had been utilized. The Company has other security deposits totaling approximately $2.7 million, which includes $1.8 million on the ground lease.

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Construction in progress	$7,353	$16,621
Power related costs and remittances	2,981	32,632
Accrued compensation	6,491	8,582
Insurance	928	3,660
Other	9,554	3,969
Total accrued expenses	$27,307	$65,464

Note 11. Debt

Credit and Security Facility

ESS Metron a wholly owned subsidiary of the Company, has a $10.0 million Credit and Security Facility, which consists of a $6.0 million Revolving Line of Credit and a $4.0 million Equipment Guidance Line.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The $6.0 million Revolving Line of Credit has a term of one year with interest due monthly and principal due at maturity. All amounts borrowed under the Revolving Line of Credit carry a variable interest rate of not less than 4.0% and are secured by the assets of ESS Metron. As of June 30, 2023, the interest rate was 7.5%.

The $4.0 million Equipment Guidance Line has a term of one year and permits the Company to finance up to 80.0% of certain equipment purchases. All amounts borrowed under the Equipment Guidance Line carry a variable interest rate of not less than 4.0% and are secured by the assets of ESS Metron. As of June 30, 2023, the interest rate was 7.5%.

Total borrowings under the Revolving Line of Credit during the six months ended June 30, 2023, were approximately $0.9 million and payments were $0.5 million. During the six months ended June 30, 2023, the entire amount outstanding under the Revolving Line of Credit of approximately $0.4 million converted to a fixed rate term loan (see below). As of June 30, 2023 and December 31, 2022, the outstanding balance of the Revolving Line of Credit was zero and less than $0.1 million, respectively, and was recognized within Other long-term liabilities on the Condensed Consolidated Balance Sheets.

All borrowings and accrued interest under the Equipment Guidance Line convert to fixed rate term loans every six months, which have either five-year terms for borrowings used to acquire vehicles and manufacturing equipment (“Manufacturing Term Loans”) or three-year terms for borrowings of equipment other than vehicles and manufacturing equipment (“Equipment Term Loans”). The Manufacturing Term Loans carry interest at a fixed rate equal to the five-year treasury rate plus 2.5% as of conversion and the Equipment Term Loans carry interest at a fixed rate equal to the three-year treasury rate plus 2.5% as of conversion. During the six months ended June 30, 2023, approximately $0.4 million outstanding under the Credit and Security Facility was converted into a three-year Equipment Term Loan with a fixed interest rate of 6.6%. As of June 30, 2023, no amount was outstanding under Manufacturing Term Loans and approximately $0.4 million was outstanding under Equipment Term Loans.

As of June 30, 2023, the outstanding balance on the Equipment Term Loans was recognized net of approximately $0.1 million of deferred financing costs. The net current balance on the Equipment Term Loans of $0.1 million was recognized within Accrued Expenses and the net long-term balance of $0.3 million was recognized within Other long-term liabilities on the Condensed Consolidated Balance Sheets.

As of June 30, 2023, the Company was in compliance with all covenants of the Credit and Security Facility.

Note 12. Leases

As of June 30, 2023 and December 31, 2022, operating lease right of use assets were $21.2 million and $21.7 million, respectively, and operating lease liabilities were $21.9 million and $22.3 million, respectively.

The following table presents the components of the Company’s lease expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$951	$803	$1,855	$1,425
Variable lease cost	49	31	104	76
Operating lease expense	1,000	834	$1,959	$1,501

The following table presents supplemental lease information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating cash outflows for operating leases	$920	$719	$1,794	$719
Right of use assets exchanged for new operating lease liabilities	$—	$—	$682	$8,784
Weighted-average remaining lease term – operating leases	7.9	9.3	7.9	9.3
Weighted-average discount rate – operating leases	6.6%	6.5%	6.6%	6.5%

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents our future minimum operating lease payments as of June 30, 2023:

	Ground lease	Office and other leases	Total
Remainder of 2023	$970	$862	$1,832
2024	1,998	1,701	3,699
2025	2,058	1,347	3,405
2026	2,119	1,273	3,392
2027	2,183	1,148	3,331
Thereafter	9,618	3,227	12,845
Total undiscounted lease payments	18,946	9,558	28,504
Less present value discount	(5,719)	(932)	(6,651)
Present value of lease liabilities	$13,227	$8,626	$21,853

In July 2023, the Company entered into a five-year office space lease, which will result in the recognition of approximately $0.6 million of operating lease right of use assets and operating lease liabilities in the third quarter of 2023.

Note 13. Stockholders’ Equity

During the six months ended June 30, 2023, approximately 4.6 million shares of common stock were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately 1.2 million of these shares, with a fair value of approximately $12.8 million, to cover the withholding taxes related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan.

At-the-Market (“ATM”) Equity Offerings

2022 ATM Offering

In March 2022, the Company entered into the 2022 ATM Offering, under which it could offer and sell up to $500.0 million in shares of the Company’s common stock.

During the six months ended June 30, 2023, the Company received net proceeds of approximately $184.7 million ($188.4 million of gross proceeds, net of $3.7 million in commissions and expenses) from the sale of 15,877,000 shares of its common stock at a weighted average fair value of $11.87 per share under its 2022 ATM Offering.

In July 2023, the Company received net proceeds of approximately $6.6 million ($6.7 million of gross proceeds, net of $0.1 million in commissions and expenses) from the sale of 570,645 shares of its common stock at a weighted average fair value of $11.78 per share under its 2022 ATM Offering. With the sale and issuance of these shares, all $500.0 million in shares of the Company’s common stock available for sale under its 2022 ATM Offering had been issued.

ESS Metron Holdback Shares

On December 31, 2021, the Company acquired 100% of the equity interests in ESS Metron for consideration that included 715,413 shares of the Company’s common stock, 70,165 shares of which were withheld as security for the sellers’ indemnification obligations for 18 months. During the six months ended June 30, 2023, the indemnification period ended, and all 70,165 of the withheld shares were issued to the ESS Metron sellers.

Note 14. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and advisors of the Company in the form of restricted stock awards or stock options that settle in shares of the Company’s common stock upon vesting.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Performance-based stock awards	$(5,459)	$2,656	$(16,349)	$3,938
Service-based stock awards	8,888	(1,955)	17,482	(195)
Total stock-based compensation	$3,429	$701	$1,133	$3,743

Stock-based compensation expense is recognized in Selling, general and administrative on the Condensed Consolidated Statements of Operations.

Restricted Common Stock Awards

Performance-Based Awards

Performance-based awards are eligible to vest over a three-year performance period upon the successful completion of specified milestones related to added infrastructure capacity and Adjusted EBITDA through December 31, 2023.

The following table presents a summary of the Company’s performance-based awards activity:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	3,918,935	$25.92
Granted	380,700	$8.07
Vested	(373,520)	$25.78
Forfeited	(231,800)	$34.89
Balance as of June 30, 2023	3,694,315	$23.54

As of June 30, 2023, there was no unrecognized compensation cost related to the performance-based awards.

In July 2023, the Company adopted a new long-term incentive program under its 2019 Equity Incentive Plan, under which employees are eligible to receive performance-based awards that are eligible to vest based on the relative performance of the Company’s common stock (the Company “Total Stockholder Return” or “TSR”), compared to the performance of the Russell 3000 Index (the “Index TSR”), during the three-year performance period ending December 31, 2025. The TSR awards have a vesting range of 0% to 200% of the recipient’s target award, subject to the recipient’s continuous employment with the Company through July 31, 2026. In July 2023, the Company awarded 1.7 million shares of restricted common stock and 0.2 million restricted stock units. The awards have an aggregate grant date fair value of approximately $38.0 million.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service-Based Awards

Service-based awards generally vest over a one to two-year service period.

The following table presents a summary of the Company’s service-based awards activity:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	8,855,744	$6.84
Granted	378,889	$4.89
Vested	(4,227,077)	$6.85
Forfeited	(779,297)	$6.81
Balance as of June 30, 2023	4,228,259	$6.75

As of June 30, 2023, there was approximately $29.8 million of unrecognized compensation cost related to the service-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 12 months.

In July 2023, the Company awarded 0.8 million service-based restricted common stock and 0.1 million restricted stock units to its employees under the 2019 Equity Incentive Plan. These awards are eligible to vest in one-third annual installments over a three-year service period, subject to the recipient’s continuous employment with the Company through the applicable vesting dates, and have an aggregate grant date fair value of $19.7 million.

Note 15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2023, and December 31, 2022:

	Fair value measured as of June 30, 2023
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (a)	$104,828	$—	$—	$104,828
Contingent consideration liability (b)	$909	$—	$—	$909

	Fair value measured as of December 31, 2022
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (a)	$97,497	$—	$—	$97,497
Contingent consideration liability (b)	$24,935	$—	$—	$24,935

(a)	See Note 8. Power Supply Contract.
(b)	See Note 16. Commitments and Contingencies.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its primary office locations and data center hosting facilities, as well as a ground lease, under noncancelable lease agreements that expire on varying dates through 2032. See Note 12. Leases.

Water Reservation Agreement

The Company has a water reservation agreement with the lessor of its ground lease to obtain a certain quantity of non-potable water from a nearby lake to be used by the Company for evaporative cooling purposes at our Rockdale Facility. The term of the agreement, including the impact of the amendment, runs through January 2032, followed by three ten-year renewal periods, and requires annual payments of approximately $2.1 million.

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

Contingent Consideration Liability

Upon the acquisition of Whinstone in May 2021, the Company was obligated to pay up to $86.0 million, net of income taxes, (undiscounted) of consideration if certain power credits were received or realized by the Company arising from a severe weather event in Texas in February 2021. Through June 30, 2023, portions of the power credits were received, and a portion of the obligation was settled.

The following table presents the changes in the estimated fair value of the Company’s contingent consideration liability:

Balance as of December 31, 2022	$24,935
Change in contingent consideration	(24,026)
Change in fair value of contingent consideration	—
Balance as of June 30, 2023	$909

The estimated fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

The Company estimated the fair value of the contingent consideration using a discounted cash flow analysis, which includes estimates of both the timing and amounts of potential future power credits. These estimates were determined using the Company’s historical consumption quantities and patterns combined with management’s expectations of its future consumption requirements, which require significant judgment and depend on various factors outside the Company’s control, such as construction delays. The discount rate of approximately 2.5% includes observable market inputs, such as TXU’s parent company’s Standard & Poor’s credit rating of BB, but also includes unobservable inputs such as interest rate spreads, which were estimated based on qualitative judgment related to company-specific risk factors. Specifically, due to the power credits being subordinated obligations for TXU’s parent, the Company used one credit rating lower than BB in the yield curve to estimate a reasonable interest rate spread to determine the cost of debt input. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period.

Approximately $1.2 million of remaining future power credits to be received are estimated to be received over a period of 12 years. The Company determined the value of the contingent consideration as of June 30, 2023, using a discount rate of approximately 8.0%, which was based on the factors above, including the recent increase in interest rates.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contingencies

Legal Proceedings

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business, as described in the 2022 Annual Report, as supplemented by the following:

Northern Data Working Capital Disputes

On September 7, 2022, the Company filed a complaint against Northern Data AG (“Northern Data”) disputing the purchase price of Whinstone and seeking declaratory relief and specific performance of the stock purchase agreement. Northern Data filed an answer and counterclaims alleging that the Company and Whinstone withheld certain energy credit payments and that the Company is improperly seeking to introduce indemnification claims into the contractual process to resolve the parties’ dispute. On March 31, 2023, the Parties filed a stipulation agreeing to dismiss all claims without prejudice and to submit the dispute for final determination to an independent accountant. The Company placed $29.5 million in escrow pending the final determination.

On June 9, 2023, the independent accountant rendered a written final determination finding in favor of the Company on disputed issues totaling approximately $27.1 million, which were released from escrow and distributed to the Company on June 13, 2023. The remaining amount in escrow was allocated to Northern Data. As a result, we recognized a Deferred gain on acquisition post-close dispute settlement of $26.0 million on the Condensed Consolidated Balance Sheets.

Following the final determination almost entirely in favor of the Company, on June 23, 2023, Northern Data filed a complaint against the Company seeking a declaratory judgment that (1) certain parts of the independent accountant’s determination constitute manifest error and are thus null and void, (2) the Company improperly introduced an indemnification claim into the purchase price adjustment process, and (3) the Company pay Northern Data the amounts awarded to the Company or, alternatively, the court order a new purchase price adjustment process. The Company intends to vigorously oppose Northern Data’s complaint to set aside the independent accountant’s final determination.  The Company filed a motion to dismiss the complaint on July 17, 2023, and subject to approval from the Court, the parties agreed that briefing on the motion to dismiss will be completed by October 17, 2023. Although the Company entirely disagrees with the allegations and arguments raised by Northern Data and considers its complaint to be without merit, the Company cannot accurately predict the outcome of ongoing litigation.

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone filed a petition against Rhodium 30MW, LLC, Rhodium JV, LLC, Air HPC LLC, and Jordan HPC, LLC (collectively, “Rhodium”) and later amended the petition asserting breach of contract claims for Rhodium’s failure to pay hosting and service fees under certain hosting agreements. Additionally, the amended petition seeks a declaration that certain hosting agreements with Rhodium are terminated and that no power credits are owed to Rhodium under any agreement.  Whinstone seeks recovery of more than $26 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest.  On June 12, 2023, Rhodium answered and, along with non-parties Rhodium Encore LLC, Rhodium 2.0 LLC, and Rhodium 10mw LLC (collectively, the “Non-Parties”), filed counterclaims for breach of contract and moved to compel arbitration seeking recovery of at least $7-$10 million in alleged unpaid energy sale credits and between seven to eight figures in lost profits.  Whinstone believes Rhodium’s claims are without merit and intends to vigorously contest them, as appropriate. A hearing on the parties’ arguments is set for August 25, 2023. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

SBI Crypto Co.

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint against Whinstone alleging breach of contract, fraud/fraudulent inducement, fraud by nondisclosure, and negligent bailment claims. Whinstone filed a motion to dismiss SBI’s complaint and on July 7, 2023, SBI filed an amended complaint asserting breach of contract, fraud/fraudulent inducement, and fraud by nondisclosure.  On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint.  SBI seeks recovery of at least $15 million in lost profits, at least $16 million for equipment damage, reasonable attorneys’ fees and costs, expenses, costs, and pre- and post-judgment

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interest.  While a preliminary investigation of the merits of SBI’s claims has commenced, Whinstone believes many of the claims are barred or waived and substantively lack merit, and Whinstone plans to vigorously contest the same. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent GMO Internet, Inc. (collectively “GMO”), filed a complaint against Whinstone alleging breach of contract under the colocation services agreement between GMO and Whinstone, seeking damages in excess of $150 million. Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25 million. At this preliminary stage, the Company believes that GMO’s claims lack merit. Because this litigation is still at this early stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

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

Shareholder Derivative Actions

On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company’s officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al., Case No. 604520/18). The complaint contains similar allegations to those contained in the shareholder class action complaints and seeks recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The complaint seeks unspecified monetary damages and corporate governance changes. At the last preliminary conference, the court adjourned the conference until October 26, 2023 in lieu of staying the action. Defendants do not anticipate any other activity on this case until the next preliminary conference.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 22, 2018, two additional shareholder derivative complaints were filed on behalf of the Company in the Eighth Judicial District Court of the State of Nevada in and for the County of Clark (Kish v. O’Rourke, et al., Case No. A-18-774890-B & Gaft v. O’Rourke, et al., Case No. A-18-774896-8). The two complaints made nearly identical allegations, which were similar to the allegations contained in the shareholder class action complaints. The shareholder derivative plaintiffs also sought recovery for alleged breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and aiding abetting a breach of fiduciary duty. The complaints seek unspecific monetary damages and corporate governance changes.  The court entered an order consolidating the Gaft and Kish actions, which was styled as In re Riot Blockchain, Inc. Shareholder Derivative Litigation, Case No. A-18-774890-B. On January 18, 2023, the court entered an order voluntarily dismissing the consolidated action without prejudice.

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

Note 17. Income Taxes

During the three months ended June 30, 2023 and 2022, the Company realized deferred income tax benefits of $0.0 million and $6.6 million, respectively, and $5.0 million and $6.6 million during the six months ended June 30, 2023 and 2022, respectively, related primarily to the contingent consideration liability and future power credits.

Note 18. Earnings Per Share

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive:

	June 30, 2023	June 30, 2022
Warrants to purchase common stock	63,000	63,000
Unvested restricted stock awards (a)	5,540,298	—
Unvested restricted stock units	—	4,244,534
Total	5,603,298	4,307,534

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

Note 19. Segment Information

The Company has three reportable segments: Bitcoin Mining, Data Center Hosting, and Engineering. The reportable segments are identified based on the types of service performed. The chief operating decision maker (“CODM”) analyzes the performance of the

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

segments based on reportable segment revenue and reportable segment cost of revenue. No operating segments have been aggregated to form the reportable segments.

The Company does not allocate all assets to the reporting segments as they are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

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

During the three and six months ended June 30, 2023 and 2022, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents revenue and cost of revenues for the Company’s reportable segments, reconciled to the Condensed   Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reportable segment revenue:
Bitcoin Mining	$49,742	$46,151	$97,765	$104,096
Data Center Hosting	39,387	23,577	76,383	44,616
Engineering	20,183	19,512	41,539	34,750
Other revenue	24	24	48	48
Eliminations	(32,597)	(16,317)	(65,760)	(30,776)
Total segment and consolidated revenue	$76,739	$72,947	$149,975	$152,734

Reportable segment cost of revenues:
Bitcoin Mining	33,482	20,913	62,173	44,844
Data Center Hosting	44,026	26,012	90,847	47,504
Engineering	18,932	16,983	37,818	30,535
Eliminations	(32,477)	(15,554)	(63,753)	(28,901)
Total segment and consolidated cost of revenues	$63,963	$48,354	$127,085	$93,982

Reconciling Items:
Acquisition-related costs	—	—	—	(78)
Selling, general, and administrative	(19,836)	(10,713)	(32,511)	(21,545)
Depreciation and amortization	(66,162)	(20,562)	(125,502)	(34,807)
Change in fair value of derivative asset	13,109	60,931	7,331	104,614
Power curtailment credits	13,470	5,706	16,545	8,258
Change in fair value of contingent consideration	—	—	—	(176)
Realized gain on sale of Bitcoin	19,828	15,260	33,603	24,925
Gain (loss) on sale/exchange of equipment	(30)	8,614	(30)	8,614
Casualty-related charges (recoveries), net	—	—	(1,526)	—
Impairment of Bitcoin	(5,638)	(101,419)	(10,110)	(127,289)
Impairment of goodwill	—	(335,648)	—	(335,648)
Interest income (expense)	4,843	—	1,013	(357)
Realized loss on sale of marketable equity securities	—	(1,624)	—	(1,624)
Unrealized loss on marketable equity securities	—	(4,837)	—	(6,448)
Other income (expense)	65	(59)	65	(59)
Current income tax benefit (expense)	(112)	(427)	(188)	(739)
Deferred income tax benefit (expense)	—	6,626	5,045	6,626
Net income (loss)	$(27,687)	$(353,559)	$(83,375)	$(316,981)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the fiscal year ended December 31, 2022, as included in our 2022 Annual Report. This MD&A contains statements of management’s beliefs, expectations and assumptions regarding our future business, and any statements other than statements of historical fact are “forward-looking statements” within the meaning of the PSLRA, which are made in reliance of the safe harbor provisions of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the PSLRA. Such statements express management’s beliefs, opinions, projections and expectations regarding future events and circumstances, based on information available to management as of the date of this Quarterly Report, and are subject to risks and uncertainties, and our actual results could differ materially from those discussed in these forward-looking statements. Further, these forward-looking statements should not be construed either as assurances of performance or as promises of a given course of action. You should review the sections of this Quarterly Report entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in the following this MD&A and elsewhere in this Quarterly Report.

Amounts are stated in thousands of U.S. Dollars except for share, per share and miner amounts.

Business Overview:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. We also provide comprehensive and critical infrastructure for institutional-scale hosted clients to mine Bitcoin at our Rockdale Facility. Currently, the Rockdale Facility provides 700 MW in total developed capacity for our Bitcoin Mining and Data Center Hosting services for institutional-scale hosted clients. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently evaluating further growing its capacity. Additionally, we are developing the Corsicana Facility, a second large-scale Bitcoin mining data center facility, which, upon completion, is expected to have approximately one gigawatt of capacity available for our own Bitcoin Mining and Data Center Hosting services for institutional-scale hosted clients.

We operate in an environment which is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on investment.

Industry Trends

During 2022, we observed several companies in the Bitcoin ecosystem experience significant challenges and initiate bankruptcy proceedings due to the significant decline in the price of Bitcoin and other national and global macroeconomic factors. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on significantly compressed margins. The dramatic increase in the price of Bitcoin observed in the market during prior years caused many companies to over-leverage themselves, thus operating in an unsustainable way given the recent variability in the price of Bitcoin. Riot chose to refrain from engaging in debt-financing activities during this period and, as a result, has not been subject to the significant debt-service shortfalls some of our competitors are experiencing. Despite such challenges in the ecosystem, Riot continues to focus on building long-term stockholder value by taking strategic action to vertically integrate its business, expanding the Rockdale Facility and developing the Corsicana Facility. Management believes this focus will positively affect each of Riot’s three business segments by providing more capacity for its Bitcoin Mining and Data Center Hosting operations, and by capitalizing on supply chain efficiencies garnered through our Engineering segment. As we grow our business, we continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining and Data Center Hosting facilities.

We anticipate companies in our industry will continue to experience challenges, and that 2023 will continue to be a period of consolidation in the Bitcoin mining industry, and, given our relative position, liquidity and absence of long-term debt, we believe we are positioned in the competitive landscape to benefit from such consolidation. As a result of any strategic action undertaken by us, our business and financial results may change significantly. We are continuously evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry.

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

In 2023, the banking industry and financial services sector experienced disruptions and instability. In March 2023, Silvergate Capital Corporation, the holding company for Silvergate Bank (“Silvergate Bank”), which was primarily focused on the digital asset industry, announced its intent to wind down operations and voluntarily liquidate its holdings. Also in March, Silicon Valley Bank (“Silicon Valley Bank”) and Signature Bank (“Signature Bank”) both closed and the Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver following their closures and transferred substantially all assets of the former banks to newly created, FDIC-operated bridge banks in an action to protect all depositors of the banks. In May 2023, First Republic Bank was closed and the FDIC sold substantially all of First Republic Bank’s assets to JP Morgan Chase & Co.

Although we maintained certain operating accounts with Signature Bank prior to its closure, we have since transferred all of our deposits previously held with the bank to other banking institutions. We did not lose access to our accounts or experience interruptions in banking services, and suffered no losses with respect to its deposits at Signature Bank as a result of the bank’s closure. We did not have any banking relationships with Silicon Valley Bank, Silvergate Bank, or First Republic Bank, and currently hold our cash and cash equivalents at multiple banking institutions. Although we did not suffer any losses, we continue to monitor for updates to mitigate any future impacts we may be subject to as a result of the instability of the banking industry and financial services sector.

Bitcoin Mining

We own and operate one of the largest Bitcoin Mining operations in North America. During the six months ended June 30, 2023, we continued to deploy miners at our Rockdale Facility and continued development activities at the Corsicana Facility, with the objective of increasing our operational efficiency and performance in the future.

As of June 30, 2023, our Bitcoin Mining business segment operated 95,904 miners, with a hash rate capacity of 10.7 EH/s, which excludes 17,040 miners currently offline as a result of infrastructure damage experienced during severe winter storms in December 2022 at our Rockdale Facility in central Texas. Repairs to the Rockdale Facility have been ongoing and we plan to bring our hash rate capacity back online in the second half of 2023. During the six months ended June 30, 2023, we mined 3,890 Bitcoin, which represented an increase of 38.9% over the 2,800 Bitcoin we mined in the six months ended June 30, 2022. We anticipate achieving a total self-mining hash rate capacity of 12.5 EH/s in the second half of 2023.

In June 2023, we entered into a purchase agreement with MicroBT to acquire 8,320 M56S+ model miners and 24,960 M56S++ model miners for a total purchase price of approximately $162.9 million, as well as option to purchase up to an additional 66,560 additional M56S++ miners, on the same terms as the initial purchase order, through December 31, 2024. Delivery of the miners is expected to begin in December 2023, with all miners expected to be received and deployed by mid-2024. Upon full deployment of the 33,280 miners, we anticipate achieving a total self-mining hash rate capacity of 20.1 EH/s.

The purchase agreement also provides us the option to purchase up to an additional 66,560 additional M56S++ miners on the same terms as the initial purchase order through December 31, 2024.

For the six months ended June 30, 2023, Bitcoin Mining revenue was approximately $97.8 million.

Data Center Hosting

Following our acquisition of Whinstone, we commenced an expansion of our Rockdale Facility to 700 MW, from its initial 300 MW of developed capacity at the time of acquisition and, as of June 30, 2023, the 400 MW expansion was completed.

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

For the six months ended June 30, 2023, Data Center Hosting revenue was approximately $16.7 million.

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

For the six months ended June 30, 2023, Engineering revenue was approximately $35.5 million.

Global Logistics

Global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively mitigate any delivery delays to avoid materially impacting our miner deployment schedule, however, there are no assurances we will be able to continue to mitigate any such delivery delays in the future. Additionally, the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and hold many of the required materials to help mitigate global supply logistic and pricing concerns. We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans.

Summary of Bitcoin Mining Results

The following tables presents additional information about our Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2023	6,974	$109,420
Revenue recognized from Bitcoin mined	3,890	97,765
Proceeds from sale of Bitcoin	(3,575)	(89,162)
Exchange of Bitcoin for employee compensation	(24)	(585)
Realized gain on sale of Bitcoin	—	33,603
Impairment of Bitcoin	—	(10,110)
Balance as of June 30, 2023	7,265	$140,931

	Quantity	Amounts
Balance as of January 1, 2022	4,884	$150,593
Revenue recognized from Bitcoin mined	2,800	104,096
Proceeds from sale of Bitcoin	(1,000)	(33,116)
Exchange of Bitcoin for employee compensation	(31)	(1,362)
Realized gain on sale of Bitcoin	—	24,925
Impairment of Bitcoin	—	(127,289)
Balance as of June 30, 2022	6,653	$117,847

Results of Operations Comparative Results for the three months ended June 30, 2023 and 2022:

Revenues

Total revenue for the three months ended June 30, 2023 and 2022, was $76.7 million and $72.9 million, respectively, and consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and other revenue.

For the three months ended June 30, 2023 and 2022, Bitcoin Mining revenue was $49.7 million, and $46.2 million, respectively. The increase of $3.6 million was primarily due to an increase of 380 Bitcoin mined in the 2023 period as compared to the 2022 period, partially offset by lower Bitcoin values in the 2023 period, averaging $28,024 per coin, as compared to $33,083 per for the 2022 period. Additionally, the Company continued its effective employment of its proprietary power strategy to significantly reduce overall power costs. As noted below, during the three months ended June 30, 2023 and 2022, the Company earned $13.5 million and $5.7 million, respectively, in power credits, which were received in cash or credited against its power invoices, as a result of temporarily pausing its operations. The power credits equate to approximately 481 Bitcoin and 138 Bitcoin, respectively, as computed using the average daily Bitcoin prices for the applicable period.

For the three months ended June 30, 2023 and 2022, Data Center Hosting revenue was $7.7 million, and $9.8 million, respectively. The decrease of $2.2 million was primarily due to fewer hosting customers and lower Bitcoin values during the 2023 period, partially offset by increased revenue share from hosting customers due to the increased Bitcoin production in the 2023 period, as noted above.

For the three months ended June 30, 2023 and 2022, Engineering revenue was $19.3 million and $16.9 million, respectively. The increase of $2.4 million was primarily attributable to an increase in data center development across the country. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and there has been increased demand for these products due to the continued increase in data center construction by developers.

Costs and expenses

Cost of revenues for Bitcoin Mining for the three months ended June 30, 2023 and 2022, was $23.6 million and $18.0 million, respectively, an increase of approximately $5.7 million. As a percentage of Bitcoin Mining revenue, cost of revenues totaled 47.5% and 39.0% for the three months ended June 30, 2023 and 2022, respectively. Cost of revenues consists primarily of direct production costs of Bitcoin mining operations, including electricity, labor, and insurance, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support the Bitcoin mining operations. As noted below, during the three months ended June 30, 2023 and 2022, the Company earned $13.5 million and $5.7 million, respectively, in power credits to be credited against its power invoices, as a result of temporarily pausing its operations. These credits are recognized in power curtailment credits in the statements of operations, outside of cost of revenues, but significantly reduce the Company’s overall cost to mine Bitcoin. When netting the power curtailment credits with the costs of revenues, the net costs as a percentage of Bitcoin Mining revenue were 29.9% and 34.2% for the three months ended June 30, 2023 and 2022, respectively.

Cost of revenues for Data Center Hosting for the three months ended June 30, 2023 and 2022, was $22.1 million and $15.2 million, respectively, an increase of approximately $7.0 million. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs. The increase was primarily attributable to the significant increase in size of our Rockdale Facility over the period, which has more than doubled since 2021.

Cost of revenues for Engineering for the three months ended June 30, 2023 and 2022, was $18.2 million and $15.2 million, respectively, an increase of approximately $3.0 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. The increase was primarily due to an increase in materials purchased, as well as additional labor required to support increased demand for our custom electric products from data center developers. Increased competition for direct materials due to supply chain constraints contributed to additional costs, as well as inflationary pressure for labor in manufacturing.

Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022, were $19.8 million and $10.7 million, respectively, an increase of approximately $9.1 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase was primarily due to increases in stock compensation expenses of $2.7 million and compensation expenses of $3.0 million as a result of hiring additional employees to support the Company’s ongoing growth, increased professional fees of $1.9 million primarily related to public company compliance and information technology projects, and increases of $1.5 million in other general operating costs to support the Company’s growth.

Depreciation and amortization for the three months ended June 30, 2023 and 2022, was $66.2 million and $20.6 million, respectively, an increase of approximately $45.6 million. The increase was primarily due to higher depreciation expense recognized for the Rockdale Facility and significant increase in number of recently acquired miners.

The increase in fair value of our derivative asset for the three months ended June 30, 2023 and 2022, was $13.1 million and $60.9 million, respectively, and was recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value. The increases in fair value were due to increases over the applicable period in future power prices.

Power curtailment credits for the three months ended June 30, 2023 and 2022, were $13.5 million and $5.7 million, respectively, of power sales into the ERCOT marketplace through the Company’s participation in ERCOT’s energy demand response programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to and the demand on the power grid, including weather.

Realized gains on the sale of Bitcoin for the three months ended June 30, 2023 and 2022, were $19.8 million and $15.3 million, respectively. The increase was primarily attributable to an increase of 800 Bitcoin sold in the 2023 period as compared to the 2022 period, partially offset by decreased Bitcoin values in the 2023 period as compared to the 2022 period.

Impairment of Bitcoin for the three months ended June 30, 2023 and 2022, was $5.6 million and $101.4 million, respectively, arising from declines in Bitcoin prices during the periods.

Other income (expense)

Other income for the three months ended June 30, 2023, was $4.9 million, which primarily consisted of interest income, net of interest expense. The increase in interest income was primarily due to the increase in short-term interest rates combined with an increase in our average cash balance. Other expense for the three months ended June 30, 2022 was $6.5 million, which was primarily related to realized and unrealized losses on marketable equity securities.

Results of Operations Comparative Results for the six months ended June 30, 2023 and 2022:

Revenues

Total revenue for the six months ended June 30, 2023 and 2022 was $150.0 million and $152.7 million, respectively, and consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and other revenue.

For the six months ended June 30, 2023 and 2022, Bitcoin Mining revenue was $97.8 million, and $104.1 million, respectively. The decrease of $6.3 million was primarily due to lower Bitcoin values in the 2023 period, averaging $25,132 per coin, as compared to $37,177 for the 2022 period. This was partially offset by an increase of 1,090 Bitcoin mined in the 2023 period as compared to the 2022 period. Additionally, the Company continued its effective employment of its proprietary power strategy to significantly reduce overall power costs. As noted below, during the six months ended June 30, 2023, the Company earned $16.5 million in power credits, which were received in cash or credited against its power invoices, as a result of temporarily pausing its operations. The power credits equate to approximately 658 Bitcoin, as computed using the average daily Bitcoin prices for the 2023 period. During the six months ended June 30, 2022, the Company earned $8.3 million in power credits, or the equivalent of approximately 222 Bitcoin.

For the six months ended June 30, 2023 and 2022, Data Center Hosting revenue was $16.7 million, and $19.5 million, respectively. The decrease of $2.8 million was primarily due to lower revenue share from customers due to the lower Bitcoin values in the 2023 period, as noted above, combined with hosting fewer customers during 2023.

For the six months ended June 30, 2023 and 2022, Engineering revenue was $35.5 million and $29.1 million, respectively. The increase of $6.4 million was primarily attributable to an increase in data center development across the country. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and there has been increased demand for these products due to the continued increase in data center construction by developers.

Costs and expenses

Cost of revenues for Bitcoin Mining for the six months ended June 30, 2023 and 2022, was $45.5 million and $37.1 million, respectively, an increase of approximately $8.5 million. As a percentage of Bitcoin Mining revenue, cost of revenues totaled 46.6% and 35.6% for the six months ended June 30, 2023 and 2022, respectively. Cost of revenues consists primarily of direct production costs of Bitcoin mining operations, including electricity, labor, and insurance, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support the Bitcoin mining operations. As noted below, during the six months ended June 30, 2023 and 2022, the Company earned $16.5 million and $8.3 million, respectively, in power credits to be credited against its power invoices, as a result of temporarily pausing its operations. These credits are recognized in power curtailment credits in the statements of operations, outside of cost of revenues, but significantly reduce the Company’s overall cost to mine Bitcoin. When netting the power curtailment credits with the costs of revenues, the net costs as a percentage of Bitcoin Mining revenue were 35.8% and 32.9% for the six months ended June 30, 2023 and 2022, respectively.

Cost of revenues for Data Center Hosting for the six months ended June 30, 2023 and 2022, was $47.8 million and $30.2 million, respectively, an increase of approximately $17.6 million. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs. The increase was primarily attributable to the significant increase in size of our Rockdale Facility over the period, which has more than doubled since 2021.

Cost of revenues for Engineering for the six months ended June 30, 2023 and 2022, was $33.7 million and $26.7 million, respectively, an increase of approximately $7.0 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. The increase was primarily due to an increase in materials purchased, as well as additional labor required to support increased demand for our custom electric products from data center developers. Increased competition for direct materials due to supply chain constraints contributed to additional costs, as well as inflationary pressure for labor in manufacturing.

Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022, were $32.5 million and $21.5 million, respectively, an increase of approximately $11.0 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase was primarily due to increases in compensation expenses of $5.7 million as a result of hiring additional employees to support the Company’s ongoing growth, increased professional fees of $3.9 million primarily related to public company compliance and information technology projects, and increases of $4.0 million in other general operating costs to support the Company’s growth, partially offset by decreased stock compensation expenses of $2.6 million, primarily attributable to increased forfeitures of awards in the 2023 period as compared to the 2022 period.

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022, was $125.5 million and $34.8 million, respectively, an increase of approximately $90.7 million. The increase was primarily due to higher depreciation expense recognized for the Rockdale Facility and significant increase in number of recently acquired miners.

The increase in fair value of our derivative asset for the six months ended June 30, 2023 and 2022, was $7.3 million and $104.6 million, respectively, and was recorded to adjust the fair value of our Power Supply Agreement, which was classified as a derivative asset and measured at fair value. The increases in fair value were due to increases over the applicable period in future power prices.

Power curtailment credits for the six months ended June 30, 2023 and 2022, was $16.5 million and $8.3 million, respectively, and represent power sales into the ERCOT marketplace through the Company’s participation in ERCOT’s energy demand response programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to and the demand on the power grid, including weather.

The realized gain on sale of Bitcoin for the six months ended June 30, 2023 and 2022 was $33.6 million and $24.9 million, respectively. The increase was primarily attributable to an increase of 2,575 more Bitcoin sold in the 2023 period as compared to the 2022 period, partially offset by decreased Bitcoin values in the 2023 period as compared to the 2022 period.

Casualty-related losses for the three and six months ended June 30, 2023, was $1.5 million and was attributable to the damage incurred at the Rockdale Facility as a result of severe winter storms in Texas. There were no casualty-related losses incurred for the six months ended June 30, 2022.

Impairment of Bitcoin for the six months ended June 30, 2023 and 2022, was $10.1 million and $127.3 million, respectively, arising from declines in Bitcoin prices during the periods.

Other income (expense)

Other expense for the six months ended June 30, 2023, was $1.1 million, which primarily consisted of interest income, net of interest expense. Other expense for the six months ended June 30, 2022 was $8.5 million, which was primarily related to realized and unrealized losses on marketable equity securities.

Non-GAAP Measures

In addition to financial measures presented under GAAP, we consistently evaluate our use of and calculation of non-GAAP financial measures such as “Adjusted EBITDA.” EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as EBITDA further adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items.

We believe Adjusted EBITDA can be an important financial measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments. Additionally, Adjusted EBITDA is used as a performance metric for share-based compensation.

Adjusted EBITDA is provided in addition to, and should not be considered to be a substitute for, or superior to, net income, the most comparable measure under GAAP to Adjusted EBITDA. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure either in isolation or as a substitute for analyzing our results as reported under GAAP.

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(27,687)	$(353,559)	$(83,375)	$(316,981)
Interest (income) expense	(4,843)	—	(1,013)	357
Income tax expense (benefit)	112	(6,199)	(4,857)	(5,887)
Depreciation and amortization	66,162	20,562	125,502	34,807
EBITDA	33,744	(339,196)	36,257	(287,704)

Adjustments:
Stock-based compensation expense	3,429	701	1,133	3,743
Acquisition-related costs	—	—	—	78
Change in fair value of derivative asset	(13,109)	(60,931)	(7,331)	(104,614)
Change in fair value of contingent consideration	—	—	—	176
Realized loss on sale of marketable equity securities	—	1,624	—	1,624
Unrealized (gain) loss on marketable equity securities	—	4,837	—	6,448
Gain (loss) on sale/exchange of equipment	30	(8,614)	30	(8,614)
Casualty-related charges (recoveries), net	—	—	1,526	—
Impairment of goodwill	—	335,648	—	335,648
Other (income) expense	(65)	59	(65)	59
License fees	(24)	(24)	(48)	(48)
Adjusted EBITDA	$24,005	$(65,896)	$31,502	$(53,204)

In addition to Adjusted EBITDA, we believe “Bitcoin Mining revenue in excess of cost of revenues, net of power curtailment credits”, “Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits”, “Cost of revenues – Bitcoin Mining, net of power curtailment credits” and “Cost of revenues – Data Center Hosting, net of power curtailment credits” are additional non-GAAP performance measurements that represent a key indicator of the Company’s core business operations of both Bitcoin mining and Data Center Hosting.

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

The following table presents reconciliations of these measurements to the most comparable GAAP financial measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Bitcoin Mining
Revenue	$49,742	$46,151	$97,765	$104,096

Cost of revenues	23,647	17,995	45,546	37,089
Power curtailment credits	(8,755)	(2,209)	(10,589)	(2,820)
Cost of revenues, net of power curtailment credits	14,892	15,786	34,957	34,269
Bitcoin mining revenue in excess of cost of revenues, net of power curtailment credits	$34,850	$30,365	$62,808	$69,827
Bitcoin mining revenue in excess of cost of revenues, net of power curtailment credits as a percentage of revenue	70.1%	65.8%	64.2%	67.1%

Data Center Hosting
Revenue	$7,661	$9,834	$16,703	$19,528

Cost of revenues	22,134	$15,184	$47,794	$30,169
Power curtailment credits	(4,715)	(3,497)	(5,956)	(5,438)
Cost of revenues, net of power curtailment credits	17,419	11,687	41,838	24,731
Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits	$(9,758)	$(1,853)	$(25,135)	$(5,203)
Data Center Hosting revenue in excess of cost of revenues, net of power curtailment credits as a percentage of revenue	(127.4)%	(18.8)%	(150.5)%	(26.6)%

Total power curtailment credits	$(13,470)	$(5,706)	$(16,545)	$(8,258)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had working capital of approximately $408.4 million, which included cash and cash equivalents of $289.2 million. We reported a net loss of $83.4 million during the six months ended June 30, 2023, which included $4.4 million in non-cash expenses, primarily consisting of depreciation and amortization of $125.5 million and impairments of Bitcoin of $10.1 million, partially offset by Bitcoin Mining revenue of $97.8 million, gains on the sale of Bitcoin of $33.6 million, and an increase in the fair value of our derivative asset of $7.3 million, and an income tax benefit of $4.9 million.

During the six months ended June 30, 2023, the Company sold 3,575 Bitcoin for proceeds of approximately $89.2 million. The Company monitors its balance sheet on an ongoing basis and evaluates the level of Bitcoin retained from monthly production in consideration of the cash requirements and its ongoing operations and expansion.

During the six months ended June 30, 2023, we issued 15,877,000 shares of common stock, at a weighted average price of $11.87 per share, for net proceeds of approximately $184.7 million and during July 2023, issued 570,645 shares of common stock, at a weighted average price of $11.78 per share, for net proceeds of approximately $6.6 million.

We believe our current financial position and operations give us the ability to meet cash requirements and plans in the short-term and long-term.

Miners

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, which were received in January 2023.

In June 2023, we entered into a purchase agreement with MicroBT to acquire 8,320 M56S+ model miners and 24,960 M56S++ model miners for a total purchase price of approximately $162.9 million. Delivery of the miners is expected to begin in December 2023, with all miners expected to be received and deployed by mid-2024. Upon full deployment of the 33,280 miners, we anticipate achieving a total self-mining hash rate capacity of 20.1 EH/s. The purchase agreement also provides us the option to purchase up to an additional 66,560 additional M56S++ miners on the same terms as the original purchase through December 31, 2024.

Development of the Corsicana Facility Data Center

In 2022, we announced our planned development of the Corsicana Facility, our second large-scale Bitcoin mining and data center hosting facility located on a 265-acre site in Navarro County, Texas. The Corsicana Facility is expected, upon completion, to have one-gigawatt of developed capacity for Bitcoin mining and data center hosting, securely supplied with power by a substation being developed for the Company on the premises that will be interconnected with the nearby Navarro Switch. The strategic decision to locate the Corsicana Facility next to the Navarro Switch was made to limit electricity lost in transmission and maximize the efficiency of our substation’s power distribution facilities. The initial phase of the development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as construction of various utilities, offices, warehouses, and infrastructure to support the facility’s operations. Construction of the substation and the data centers is expected to be carried out through 2023, with Bitcoin Mining and Data Center Hosting operations expected to commence following the commissioning of the substation.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing the Company’s immersion-cooling infrastructure and technology. The Company estimates that the total cost of the first phase of the development will be approximately $333 million, which is scheduled to be invested through the first quarter of 2024. Through June 30, 2023, we had incurred costs of approximately $102.0 million related to the development of the Corsicana Facility, which consisted of $10.1 million for land, $87.2 million of initial developments costs and equipment and a $4.7 million deposit for future power usage. We expect to incur costs of approximately $150 million during the remainder of 2023 and approximately $81 million during the first quarter of 2024.

Revenue from Operations

Bitcoin Mining

We expect to generate ongoing revenues from Bitcoin rewards from our Bitcoin Mining operations and our ability to liquidate Bitcoin rewards at future values will be regularly evaluated to generate cash for operations.

Generating Bitcoin rewards which exceed our production and overhead costs will determine our ability to report profit margins related to such Bitcoin mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate proceeds from the sale of our Bitcoin produced from our Bitcoin Mining business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

The ability to raise funds through the sale of equity, debt financings, or the sale of Bitcoin to maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances or convertible debt offerings could result in dilution to our existing stockholders, and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through Bitcoin production and successfully convert Bitcoin into cash or fund overhead with Bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, we have observed significant historical volatility in the market price of Bitcoin and, as such, future prices cannot be predicted.

Data Center Hosting

Generally, we provide power for our hosted/co-located Bitcoin mining data center clients on a variable (sub-metered) basis. Each client pays us variable monthly fees based on the amount of power, networking costs, and other basic hosting services utilized by such client’s hosted operations, at rates specified in such client’s hosting agreement. In addition to power charges and basic hosting charges, our hosting agreements with certain clients provide for revenue sharing, based on the clients’ operating revenue, net of direct hosting costs paid to us. We recognize variable hosting revenue each month, as the hosting fees and revenue sharing payments due to us from our hosting clients are subject to various uncertainties largely outside of our control, including the amount of power used by the hosted client, the market price for Bitcoin, the Bitcoin network difficulty and global hash rate, as well as other factors.

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

For a number of clients inherited as a result of the Whinstone acquisition, we provide data center hosting services pursuant to hosting agreements containing below-market terms, including as to power costs (“Legacy Contracts”). Accordingly, our hosting revenue from such Legacy Contracts has, historically, been less than our cost to provide such clients with hosting services. We are presently engaged in litigation relating to such Legacy Contracts, further increasing our costs associated with these Legacy Contracts. Our goal, moving forward, is to protect and advance the value of our Data Center Hosting business. In advancement of this goal, we are actively monitoring the performance of such remaining Legacy Contract clients, with a focus on maximizing revenues and enhancing efficiencies both within the segment and through vertical integration across the Company’s business segments.

Legacy Hosting Agreements

Management continually assesses the performance of the Company’s business segments, to maximize revenues, minimize costs, and enhance efficiencies. As part of their examination of the Company’s Data Center Hosting business segment, management identified several Legacy Contracts inherited through the Whinstone acquisition containing below-market terms. Approximately 200 MW of the total capacity of the Rockdale Facility is occupied by Legacy Contract customers GMO and Rhodium. Management identified, through its assessment of the Company’s business segments, that these Legacy Contract customers have sought to take advantage of the legacy hosting arrangements to the detriment of our Data Center Hosting business. As such, Whinstone believes both GMO and Rhodium are in material breach of their obligations under their respective Legacy Contracts.  Whinstone has made reasonable efforts to resolve these Legacy Contract disputes and enter into revised hosting agreements on market terms and is presently engaged in litigation with both GMO and Rhodium.

Termination of GMO Legacy Hosting Agreement

Following repeated attempts to reach a negotiated resolution of the matter before and after the GMO lawsuit was initiated, Whinstone terminated its Legacy Contract with GMO, effective as of June 29, 2023. Whinstone’s removal of GMO’s legacy miners from the Rockdale Facility, as a result of this termination, will free up approximately 75 MW of mining capacity. In support of the Company’s growth and efficiencies, Whinstone intends to use the 75 MW area formerly occupied by GMO within the Rockdale Facility to host more powerful and efficient miners, either for its Data Center Hosting operations, on terms more accretive to the Company than the terminated legacy agreement, or as part of its Bitcoin Mining operations.

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

Operating Activities

For the six months ended June 30, 2023, Net cash used in operating activities was $5.8 million, which primarily consisted of the net loss of $83.4 million and net gain on non-cash reconciling items of $4.4 million, partially offset by cash inflows attributable to a net decrease in operating assets and liabilities of $82.0 million. The non-cash net gain primarily consisted of revenue of $97.8 million from our Bitcoin Mining operations and $33.6 million of gains on the sale of Bitcoin, partially offset by depreciation and amortization of $125.5 million, primarily attributable to depreciation of our miners. The net decrease on operating assets and liabilities primarily consisted of proceeds from the sale of Bitcoin of $89.2 million. The proceeds from the sale of Bitcoin and resulting gain on sale of Bitcoin are attributable to our management and consideration of cash requirements for our ongoing operations and expansion.

For the six months ended June 30, 2022, Net cash used in operating activities was $14.4 million, which primarily consisted of the net loss of $317.0 million, partially offset by a net loss from non-cash reconciling items of $261.6 million and net decrease in operating assets and liabilities of $41.0 million. The non-cash net loss primarily consisted of goodwill impairment of $335.7 million and impairment of Bitcoin $127.3 million, primarily attributable to decreases prices of Bitcoin throughout the period, partially offset by an increase in the fair value of the derivative asset of $104.6 million, attributable to increased value of our fixed price power agreement as compared to the forward power curve, and Bitcoin Mining revenue of $104.1 million. The net decrease of operating assets and liabilities primarily consisted of proceeds from the sale of Bitcoin of $33.1 million. The proceeds from the sale of Bitcoin and resulting gain on sale of Bitcoin are attributable to our management and consideration of cash requirements for our ongoing operations and expansion.

Investing Activities

For the six months ended June 30, 2023, Net cash used in investing activities was $107.5 million, which primarily consisted of purchases of property and equipment of $107.4 million, primarily attributable to now complete expansion of the Rockdale Facility, ongoing development of the Corsicana Facility, and continued deployment of miners.

For the six months ended June 30, 2022, Net cash used in investing activities was $269.9 million, which primarily consisted of deposits paid on future shipments of miners of $192.5 million and purchases of property and equipment of $77.4 million, primarily attributable to the expansion of the Rockdale Facility and continued deployment of miners.

Financing Activities

For the six months ended June 30, 2023, Net cash provided by financing activities was $172.1 million, which consisted of net proceeds from the issuance of shares under the ATM program of $184.7 million to be used to fund ongoing growth, partially offset by the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $13.0 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

For the six months ended June 30, 2022, Net cash provided by financing activities was $242.5 million, which consisted of net proceeds from the issuance of shares under the ATM program of $267.0 million used to fund ongoing growth, partially offset by payments on our contingent consideration liability of $15.7 million related to our acquisition of Whinstone and the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $8.8 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

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

Recently Issued and Adopted Accounting Pronouncements

We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of this Quarterly Report.

Risk Regarding the Price of Bitcoin

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of June 30, 2023, we held 7,265 Bitcoin with a carrying value of $140.9 million, all of which were produced from our Bitcoin mining operations. The carrying value of our Bitcoin assets reflects the $10.1 million of impairment charges we recorded against the value of our Bitcoin assets during the six months ended June 30, 2023, due to decreases in the fair value of our Bitcoin after receipt.

Bitcoin held are accounted for as indefinite-lived intangible assets. Bitcoin are measured on a first-in-first-out (“FIFO”) basis and measured for impairment daily based on the intraday low quoted price of Bitcoin. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the Bitcoin. Subsequent reversal of impairment losses is not permitted.

We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict whether we will record impairment of the value of our Bitcoin assets. The future value of Bitcoin will affect revenue from our operations, and any future impairment of the value of the Bitcoin we mine and hold for our account will be reported in our financial statements and results of operations as charges against net income, which could have a material adverse effect on the market price for our securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting:

Except with respect to the remediation of the material weakness described above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in Note 16. Commitments and contingencies in the unaudited Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2022 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flow and equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, certain of our employees surrendered shares of common stock awarded to them to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued under our 2019 Equity Incentive Plan. The following table summarizes of these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2023 through April 30, 2023	38,312	$10.49	N/A	N/A
May 1, 2023 through May 31, 2023	8,676	11.15	N/A	N/A
June 1, 2023 through June 30, 2023	885,694	12.40	N/A	N/A
Total	932,682	$12.31

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on June 30, 2023, on June 27, 2023, our board of directors amended and restated our bylaws (as so amended and restated, the “Bylaws”). Among other changes, the Bylaws included certain changes to the procedures by which shareholders may recommend nominees to our board of directors, including to:

●	clarify and outline the timing and procedure requirements for the nominations of person for election to our board of directors and the proposal of business to be considered by stockholder meetings;
●	update and identify the eligibility and notice requirements regarding director nominees; and
●	address the requirement for stockholders to comply with Rule 14a-19 (the Universal Proxy Rule) under the Exchange Act in connection with a nominating person soliciting proxies in support of director nominees.

Under the Bylaws, for business to be included in the proxy materials to be properly brought before a stockholder meeting, notice of stockholder proposals must be delivered to, or mailed to and received by, us between 75 and 45 days before the first anniversary of the mailing date for the proxy materials for the previous year’s annual stockholder meeting, provided the date for the current annual stockholders’ meeting is no more than 30 days before, or 60 days after, the first anniversary of the previous year’s annual stockholders’ meeting.  If the date for the current year’s annual stockholders’ meeting falls outside of this window, or if a stockholder wishes to submit a written nomination of a person to stand for election as director, then such stockholder must give notice to the Company of such proposal between the 90th day before the current year’s annual stockholders’ meeting, and the earlier of (i) the 60th day prior to the current year’s annual stockholders’ meeting and (ii) 10 days after public announcement of such meeting is made by the Company.

Also under the Bylaws, to be eligible to be a candidate for election as a director, a candidate for nomination must have delivered to us a completed written questionnaire (in the form provided by us upon written request therefor) with respect to the background, qualifications, stock ownership and independence of such candidate, a written representation and agreement that such candidate (1) consents to and will cooperate with any background checks, requests for information, and regulatory filings and disclosures reasonably requested by our board of directors in connection with any regulations applicable to, or licenses held by, us, (2) is not and, if elected as a director, during his or her term of office will not become, a party to any agreement, arrangement or understanding with, and has not given and will not give any commitment or assurance to, any person or entity as to how such candidate for nomination, if elected as a director of the Company, will act or vote on any issue or question or any other agreement, arrangement, understanding or commitment that could limit or interfere with such candidate’s ability to comply, if elected as a director of the Company, with such candidate’s fiduciary duties under applicable law, (3) is not, and will not become, a party to any agreement, arrangement or understanding with any person or entity other than us with respect to any direct or indirect compensation or reimbursement for service as a director that has not been disclosed in such written representation and agreement, (4) if elected as a director of the Company, will comply with all of our applicable corporate governance, conflict of interest, confidentiality, stock ownership and trading and other policies, procedures and guidelines applicable to directors and in effect during such person’s term in office as a director, and (5) if elected as director of the Company, intends to serve the entire term until the next meeting at which such candidate would face re-election. Our board of directors may also require any proposed candidate to furnish such other information as may reasonably be requested by our board of directors in writing prior to the meeting of stockholders at which such candidate’s nomination is to be acted upon in order for our board of directors to determine the eligibility of such candidate for nomination to be an independent director of the Company and to comply with the director qualification standards and additional selection criteria.

Item 6. Index of Exhibits

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC at the location indicated below:

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.1	Articles of Incorporation filed September 20, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.3	Amended and Restated Bylaws effective June 27, 2023.	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.5	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

4.1+	Fourth Amendment to the Riot Blockchain, Inc. 2019 Equity Incentive Plan.	Exhibit 4.1 of the Current Report on Form 8-K filed June 30, 2023.

10.1*†	Master Purchase and Sale Agreement between Riot Platforms, inc. and MicroBT.	Exhibit 10.1 of the Current Report on Form 8-K filed June 30, 2023.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101

The following unaudited condensed consolidated financial statements from this Quarterly Report, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months

Filed herewith.

Ended June 30, 2023 and 2022 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2023 and 2022 (Unaudited); and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

* Portions of this Exhibit have been omitted as confidential and/or private information pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act. The Company undertakes to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

† Certain schedules and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Subject to Item 601(b)(10)(iv) of Regulation S-K, the Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC, upon its request.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Riot Platforms, Inc. (Registrant)

Date: August 9, 2023	/s/ Jason Les
Jason Les
Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (principal financial officer and duly authorized officer)