Form 10-Q
period 2023-09-30
Riot Platforms, Inc.
filed 2023-11-08
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 206,515,415 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in the other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those documents and filings incorporated herein by reference. All statements in this Quarterly Report and the documents incorporated by reference herein other than statements of historical fact are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments, such as our development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware and our one-gigawatt data center outside of Corsicana, Texas; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin mining operations; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect our management’s opinions, expectations, beliefs, and assumptions based on information currently available to management regarding future events, which may not materialize or prove to be correct due to certain risks and uncertainties, including those risks which the Company’s management has identified and believes to be material and those which management has not identified, or which management does not believe to be material. Such risk factors are described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”), as well as under similar headings in subsequent filings we may make with the SEC. It is not possible for our management to predict all risks, the potential impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual results to differ, perhaps materially, from those contained in, or implied by, any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date the statements are made and are not guarantees of future performance or actual results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholder’s equity, and cash flows, and the market price of our securities may decline, as a result.

Accordingly, you should read this Quarterly Report, and the other filings we make with the SEC, completely and with the understanding that our future results may be materially different from our historical results and from the results expressed in, or implied by, the forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein. The forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements and are made in reliance of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the PSLRA.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; and in thousands, except for share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$290,107	$230,328
Accounts receivable, net	12,683	26,932
Contract assets, including retainage of $3,997 and $3,012, respectively	22,513	19,743
Prepaid expenses and other current assets	35,989	32,661
Bitcoin	151,825	109,420
Future power credits, current portion	271	24,297
Total current assets	513,388	443,381

Property and equipment, net	667,808	692,555
Deposits	120,936	42,433
Finite-lived intangible assets, net	17,159	21,477
Derivative asset	108,771	97,497
Operating lease right-of-use assets	21,064	21,673
Future power credits, less current portion	638	638
Other long-term assets	5,620	310
Total assets	$1,455,384	$1,319,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,898	$18,445
Contract liabilities	5,787	8,446
Accrued expenses	25,200	65,464
Deferred gain on acquisition post-close dispute settlement	26,007	—
Deferred revenue, current portion	2,564	2,882
Contingent consideration liability - future power credits, current portion	271	24,297
Operating lease liability, current portion	2,388	2,009
Total current liabilities	71,115	121,543

Deferred revenue, less current portion	16,331	17,869
Operating lease liability, less current portion	19,516	20,242
Contingent consideration liability - future power credits, less current portion	638	638
Other long-term liabilities	7,083	8,230
Total liabilities	114,683	168,522

Commitments and contingencies - Note 16

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, no par value; 340,000,000 shares authorized; 196,300,944 and 167,751,112 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,225,743	1,907,784
Accumulated deficit	(885,042)	(756,342)
Total stockholders’ equity	1,340,701	1,151,442
Total liabilities and stockholders’ equity	$1,455,384	$1,319,964

See the accompanying Notes to these Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; and in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Bitcoin Mining	$31,222	$22,070	$128,987	$126,166
Data Center Hosting	5,108	8,371	21,811	27,899
Engineering	15,536	15,824	50,995	44,886
Other revenue	25	25	73	73
Total revenue	51,891	46,290	201,866	199,024

Costs and expenses:
Cost of revenue:
Bitcoin Mining	24,449	14,677	69,995	51,766
Data Center Hosting	26,135	14,223	73,929	44,392
Engineering	13,194	13,780	46,939	40,504
Acquisition-related costs	—	—	—	78
Selling, general, and administrative	29,067	16,004	61,578	37,549
Depreciation and amortization	64,569	26,559	190,071	61,366
Change in fair value of derivative asset	(3,943)	17,749	(11,274)	(86,865)
Power curtailment credits	(49,601)	(13,070)	(66,146)	(21,328)
Change in fair value of contingent consideration	—	—	—	176
Realized gain on sale of Bitcoin	(13,495)	(3,109)	(47,098)	(28,034)
Loss (gain) on sale/exchange of equipment	5,306	(7,667)	5,336	(16,281)
Casualty-related charges	—	—	1,526	—
Impairment of Bitcoin	4,041	3,021	14,151	130,310
Impairment of goodwill	—	—	—	335,648
Total costs and expenses	99,722	82,167	339,007	549,281
Operating income (loss)	(47,831)	(35,877)	(137,141)	(350,257)

Other income (expense):
Interest income (expense)	2,318	348	3,331	(9)
Realized loss on sale of marketable equity securities	—	—	—	(1,624)
Unrealized gain (loss) on marketable equity securities	—	142	—	(6,306)
Other income (expense)	31	—	96	(59)
Total other income (expense)	2,349	490	3,427	(7,998)

Net income (loss) before taxes	(45,482)	(35,387)	(133,714)	(358,255)

Current income tax benefit (expense)	157	(89)	(31)	(828)
Deferred income tax benefit (expense)	—	3,041	5,045	9,667
Total income tax benefit (expense)	157	2,952	5,014	8,839

Net income (loss)	$(45,325)	$(32,435)	$(128,700)	$(349,416)

Basic and diluted net income (loss) per share	$(0.25)	$(0.21)	$(0.76)	$(2.61)
Basic and diluted weighted average number of shares outstanding	180,952,689	153,895,123	168,758,240	133,894,338

See the accompanying Notes to these Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; and in thousands, except for share amounts)

Three Months Ended September 30, 2023

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of July 1, 2023	182,250,554	$2,080,627	$(839,717)	$1,240,910
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	2,435,045	(974)	—	(974)
Issuance of common stock/At-the-market offering, net of offering costs	11,615,345	132,571	—	132,571
Stock-based compensation	—	13,519	—	13,519
Net income (loss)	—	—	(45,325)	(45,325)
Balance as of September 30, 2023	196,300,944	$2,225,743	$(885,042)	$1,340,701

Three Months Ended September 30, 2022

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of July 1, 2022	147,986,173	$1,857,108	$(563,770)	$1,293,338
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	12,817,944	(1,058)	—	(1,058)
Issuance of common stock/At-the-market offering, net of offering costs	6,492,795	31,372	—	31,372
Stock-based compensation	—	3,561	—	3,561
Net income (loss)	—	—	(32,435)	(32,435)
Balance as of September 30, 2022	167,296,912	$1,890,983	$(596,205)	$1,294,778

Nine Months Ended September 30, 2023

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of January 1, 2023	167,751,112	$1,907,784	$(756,342)	$1,151,442
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	987,322	(13,925)	—	(13,925)
Issuance of common stock/At-the-market offering, net of offering costs	27,492,345	317,232	—	317,232
Issuance of common stock in connection with acquisition of ESS Metron, LLC	70,165	—	—	—
Stock-based compensation	—	14,652	—	14,652
Net income (loss)	—	—	(128,700)	(128,700)
Balance as of September 30, 2023	196,300,944	$2,225,743	$(885,042)	$1,340,701

Nine Months Ended September 30, 2022

						Total
	Preferred Stock		Common Stock		Accumulated	stockholders’
	Shares	Amount	Shares	Amount	deficit	equity
Balance as of January 1, 2022	2,199	$11	116,748,472	$1,595,147	$(246,789)	$1,348,369
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	13,493,629	(9,873)	—	(9,873)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	37,052,612	298,394	—	298,394
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—
Stock-based compensation	—	—	—	7,304	—	7,304
Net income (loss)	—	—	—	—	(349,416)	(349,416)
Balance as of September 30, 2022	—	$—	167,296,912	$1,890,983	$(596,205)	$1,294,778

See the accompanying Notes to these Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; and in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income (loss)	$(128,700)	$(349,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	14,652	7,304
Depreciation and amortization	190,071	61,366
Amortization of license fee revenue	(73)	(73)
Noncash lease expense	1,858	2,891
Deferred income tax expense (benefit)	(5,045)	(9,667)
Impairment of Bitcoin	14,151	130,310
Impairment of goodwill	—	335,648
Change in fair value of derivative asset	(11,274)	(86,865)
Change in fair value of contingent consideration	—	176
Realized loss on sale of marketable equity securities	—	1,624
Realized gain on sale of Bitcoin	(47,098)	(28,034)
Unrealized loss on marketable equity securities	—	6,306
Gain (loss) on sale/exchange of equipment	5,336	(16,281)
Casualty-related charges	1,526	—
Bitcoin Mining revenue	(128,987)	(126,166)
Proceeds from sale of Bitcoin	118,833	52,491
Changes in assets and liabilities:
(Increase)/decrease in operating assets	5,603	21,729
Increase/(decrease) in operating liabilities	(42,803)	(4,307)
Net cash provided by (used in) operating activities	(11,950)	(964)

Investing activities
Proceeds from the sale of marketable equity securities	—	704
Deposits on equipment	(90,512)	(194,923)
Security deposits	—	(5,479)
Purchases of property and equipment, including construction in progress	(148,209)	(129,672)
Proceeds from the sale of equipment	6,369	—
Patent costs incurred	(34)	(27)
Net cash provided by (used in) investing activities	(232,386)	(329,397)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	324,600	304,849
Offering costs for the issuance of common stock / At-the-market offering	(7,368)	(6,455)
Payments on contingent consideration liability - future power credits	—	(15,725)
Proceeds from Credit and Security Facility	4,420	—
Repayments of Credit and Security Facility	(3,530)	—
Debt issuance costs	(82)	—
Repurchase of common shares to pay employee withholding taxes	(13,925)	(9,873)
Net cash provided by (used in) financing activities	304,115	272,796

Net increase (decrease) in cash and cash equivalents	59,779	(57,565)
Cash and cash equivalents at beginning of period	230,328	312,315
Cash and cash equivalents at end of period	$290,107	$254,750

Supplemental information:
Cash paid for interest	$35	$—
Cash paid for taxes	$680	$—
Non-cash transactions
Reclassification of deposits to property and equipment	$33,273	$288,064
Construction in progress included in accrued expenses	$9,342	$9,979
Bitcoin exchanged for employee compensation	$696	$1,434
Conversion of preferred stock to common stock	$—	$11
Right of use assets exchanged for new operating lease liabilities	$1,249	$10,377
Property and equipment obtained in exchange transaction	$—	$10,409

See the accompanying Notes to these Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Operation of The Company’s Business

Nature of Operations

Riot is a vertically integrated Bitcoin mining company principally engaged in enhancing the Company’s capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Company also provides comprehensive and critical infrastructure for Bitcoin Mining and Data Center Hosting for its institutional-scale clients at its first large-scale Bitcoin mining facility in Rockdale, Texas (the “Rockdale Facility”), which currently has 700 megawatts (“MW”) in total developed capacity. The Company is also developing a second large-scale Bitcoin Mining and Data Center Hosting facility located outside of Corsicana, Texas (the “Corsicana Facility”), which, upon completion, is expected to have approximately one gigawatt of capacity available for Riot’s Bitcoin Mining activities and Data Center Hosting services. Lastly, the Company provides Engineering services, which includes engineering, design, and manufacturing of electrical equipment products for third-party customers and customized electrical infrastructure essential to the Company’s Bitcoin Mining activities and Data Center Hosting services.

As described in Note 19. Segment Information, the Company operates in three reportable business segments: Bitcoin Mining, Data Center Hosting, and Engineering.

Note 2. Liquidity and Financial Condition

As of September 30, 2023, the Company had approximate balances of cash and cash equivalents of $290.1 million, working capital of $442.3 million, total stockholders’ equity of $1.3 billion, and an accumulated deficit of $885.0 million. To date, the Company has, in large part, relied on equity financing to fund its operations and growth. During the nine months ended September 30, 2023, the Company sold 4,615 Bitcoin for proceeds of approximately $118.8 million. The Company sold substantially all of the Bitcoin it produced during the period, but never more than the total number of Bitcoin it produced on a monthly basis, per Company policy. Bitcoin is classified on the balance sheet as a current asset due to its ability to be sold in a highly liquid marketplace.

Through its at-the-market equity offerings (“ATM Offerings”), during the nine months ended September 30, 2023, the Company issued 27,492,345 shares of common stock, at a weighted average price of $11.81 per share, for net proceeds of approximately $317.2 million. Subsequent to September 30, 2023, and through November 6, 2023, the Company issued 10,196,000 shares of common stock, at a weighted average price of $10.12 per share, for net proceeds of approximately $101.1 million. See Note 13. Stockholders’ Equity.

Inflation

The Company experiences the impact of domestic and global inflationary pressures and the impact of central banks’ responses to such pressures. These inflationary pressures impact the Company’s cost structure by increasing the cost of materials, parts, and labor, making both its operations and development more expensive, despite a continued focus on controlling the Company’s costs where possible. The development of the Corsicana Facility has been impacted by increased materials prices, labor costs, and higher rates for services, all of which may adversely affect the Company’s ability to complete the planned expansion on time and within its anticipated budget. Management is unable to accurately predict when, or if, these inflationary pressures will subside, or whether and to what extent a broad-based economic recession will arise in connection with these pressures. As a result, management is unable to predict the impact these inflationary pressures and possible follow-on conditions may have on the business and results of operations, as well as access to financing. See the 2022 Annual Report for additional discussion regarding the potential impacts that sustained, elevated inflationary pressure may have on its operations and plans for expansion.

Note 3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) and these notes (these “Notes”) have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Unless otherwise

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

indicated, amounts are stated in thousands of U.S. Dollars except for share, per share, and miner amounts, and Bitcoin quantities, prices, and hash rate.

The results in the Condensed Consolidated Financial Statements, including the Condensed Consolidated Statements of Operations, and these Notes include required estimates and assumptions of management, and are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2023, or for any future interim period. Further, the Condensed Consolidated Financial Statements and these Notes do not include all the information and notes required by GAAP for complete financial statements.  As such, the Condensed Consolidated Financial Statements and these Notes should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2022, and notes thereto, included in the 2022 Annual Report.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include: estimates associated with valuing contingent consideration for a business combination and periodic reassessment of its fair value; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions; revenue recognition; valuing the derivative asset classified under Level 3 fair value hierarchy; determining the useful lives and recoverability of long-lived assets; impairment analysis of goodwill, fixed assets, and finite-lived intangibles; stock-based compensation; and the valuation allowance associated with the Company’s deferred tax assets.

For more information on the factors, risks, and uncertainties that could affect these estimates, please see the discussion under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of the 2022 Annual Report.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Condensed Consolidated Financial Statements and these Notes. The reclassifications did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s 2022 Annual Report.

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and does not believe any such pronouncements currently have, and does not expect such pronouncements to have, a material impact on the Condensed Consolidated Financial Statements on a prospective basis.

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 19. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of September 30, 2023 and December 31, 2022, contract assets were $22.5 million and $19.7 million, respectively.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract liabilities primarily relate to upfront payments and consideration received for Data Center Hosting services and uncompleted Engineering contracts. The following table presents changes in contract liabilities and deferred revenue:

Nine Months Ended
September 30, 2023
Beginning balance	$29,197
Revenue recognized	(10,220)
Additions and other changes in contract liabilities	5,705
Ending balance	$24,682

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2023	2024	2025	2026	2027	Thereafter	Total
Data Center Hosting	$697	$2,362	$2,362	$2,362	$2,362	$8,241	$18,386
Engineering	910	4,877	—	—	—	—	5,787
Other	24	97	97	97	97	97	509
Total contract liabilities	$1,631	$7,336	$2,459	$2,459	$2,459	$8,338	$24,682

Note 5. Bitcoin

The following table presents information about the Company’s Bitcoin holdings:

Nine Months Ended
September 30, 2023
Beginning balance	$109,420
Revenue recognized from Bitcoin mined	128,987
Proceeds from sale of Bitcoin	(118,833)
Exchange of Bitcoin for employee compensation	(696)
Realized gain on sale of Bitcoin	47,098
Impairment of Bitcoin	(14,151)
Ending balance	$151,825

During the three months ended September 30, 2023 and 2022, the Company recorded impairment charges on its Bitcoin holdings of $4.0 million and $3.0 million, respectively, and during the nine months ended September 30, 2023 and 2022, the Company recorded impairment charges on its Bitcoin holdings of $14.2 million and $130.3 million, respectively.

Applying the market price of one Bitcoin on September 30, 2023 of approximately $26,968 to the Company’s 7,327 Bitcoin held at that date resulted in an estimated fair value of the Company’s Bitcoin of $197.6 million. Applying the market price of one Bitcoin on December 31, 2022 of approximately $16,548 to the Company’s 6,974 Bitcoin held at that date resulted in an estimated fair value of the Company’s Bitcoin of $115.4 million. The valuation of Bitcoin held is classified under Level 1 of the fair value hierarchy as it is based on quoted prices in active markets for identical assets.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Property and Equipment

The following table presents the Company’s property and equipment:

	September 30,	December 31,
	2023	2022
Buildings and building improvements	$330,775	$229,685
Land rights and land improvements	10,320	10,164
Miners and mining equipment	477,311	441,324
Machinery and facility equipment	38,673	35,125
Office and computer equipment	1,878	1,206
Construction in progress	107,850	97,231
Total cost of property and equipment	966,807	814,735
Less accumulated depreciation	(298,999)	(122,180)
Property and equipment, net	$667,808	$692,555

The Company did not incur any impairment charges for its property and equipment during the three and nine months ended September 30, 2023 and 2022.

During the three months ended September 30, 2023 and 2022, depreciation expense related to property and equipment totaled $63.1 million and $26.2 million, respectively, and during the nine months ended September 30, 2023 and 2022, totaled $185.7 million and $60.3 million, respectively.

Miners and mining equipment

As of September 30, 2023, the Company had a total of 98,694 miners deployed in its Bitcoin mining operation at the Rockdale Facility, which excludes 14,250 miners currently offline as a result of damage sustained to the facility’s infrastructure during severe winter storms affecting Texas in December 2022.

During the nine months ended September 30, 2023, the Company entered into a purchase agreement with MicroBT Electronics Technology Co., LTD, through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively, “MicroBT”) to acquire 8,320 M56S+ model miners and 24,960 M56S++ model miners, primarily for use at the Corsicana Facility, for a total purchase price of approximately $162.9 million. Delivery of the miners is expected to begin in December 2023, with all miners expected to be received and deployed by mid-2024. The purchase agreement also provides the Company an option to purchase up to an additional 66,560 additional M56S++ miners, on the same terms as the initial order, through December 31, 2024.

During the nine months ended September 30, 2023, the Company entered into a purchase agreement with Midas Green Technologies, LLC (d/b/a “Midas Immersion Cooling”) (“Midas”) for the purchase of 200 MW of immersion cooling systems for its Corsicana Facility. Delivery of the immersion cooling systems is expected to begin in the fourth quarter of 2023 and to be completed by the end of 2023. The purchase agreement also provides the Company an option to purchase up to an additional 400 MW of immersion cooling systems from Midas, on the same terms as the initial order, through December 31, 2025.

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain Technologies Limited (“Bitmain”) for a total of 5,130 S19 series miners, which were received in January 2023. As of September 30, 2023, the Company did not have any outstanding purchase agreements for the purchase of miners from Bitmain.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, impacting approximately 2.5 exahash per second (“EH/s”) of hash rate capacity.

As of September 30, 2023, the Company has estimated that total damages of $11.2 million were incurred and no insurance recoveries have yet been received. Recoveries will be recognized when they are probable of being received.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Construction in progress

As of September 30, 2023, the Company’s expansion of the Rockdale Facility had been completed.

In 2022, the Company initiated development of the Corsicana Facility to expand its Bitcoin Mining and Data Center Hosting capabilities, on a 265-acre site in Navarro County, Texas, located next to the Navarro Switch. Once complete, the Company expects the Corsicana Facility to have one gigawatt of developed capacity for its Bitcoin Mining and Data Center Hosting operations.

The initial phase of the development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin Mining and Data Center Hosting infrastructure, as well as a high-voltage power substation and transmission facilities to supply power and water to the facility. Construction of the substation and the data centers is ongoing and operations are expected to commence during the first quarter of 2024, following commissioning of the substation.

Through September 30, 2023, the Company had incurred costs of approximately $155.2 million related to the development of the Corsicana Facility, including $10.1 million paid to acquire the land on which the facility is being developed, $140.4 million of initial developments costs and equipment, and a $4.7 million deposit for future power usage.

Commitments

During the nine months ended September 30, 2023, the Company paid a deposit of $48.9 million and made advanced payments of an additional $19.3 million to MicroBT for the purchase of miners described herein, leaving an additional commitment of approximately $94.7 million due in installments through approximately February 2024 based on the estimated delivery schedule.

During the nine months ended September 30, 2023, the Company paid a deposit of $20.8 million to Midas for the purchase of immersion cooling systems described herein, leaving an additional commitment of approximately $31.2 million due in installments through approximately December 2023 based on the estimated delivery schedule.

Related party land transaction

During the year ended December 31, 2022, the Company began an initiative to provide certain on-site temporary housing for stakeholders, including partners, analysts, stockholders, employees, vendors, and other visitors to the Rockdale Facility, which is located in a relatively remote area of central Texas with limited accommodations for visitors. During the nine months ended September 30, 2023, Riot completed its acquisition of property and land for the development of temporary housing from Lyle Theriot (indirectly, through a limited liability company controlled by Mr. Theriot) for approximately $1.1 million, consisting of $0.2 million for land and $0.9 million for buildings and improvements. Mr. Theriot is part of the management team at Riot and is considered a related party of Riot. The transaction was accounted for as an asset acquisition.

Note 7. Finite-Lived Intangible Assets

The following table presents the Company’s finite-lived intangible assets as of September 30, 2023:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(1,137)	$5,163	10
Trademark	5,000	(917)	4,083	10
UL Listings	2,700	(413)	2,287	12
Patents	10,060	(4,434)	5,626	Various
Finite-lived intangible assets	$24,060	$(6,901)	$17,159

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

During the three months ended September 30, 2023 and 2022, amortization expense related to finite-lived intangible assets was $1.5 million and $0.4 million, respectively, and during the nine months ended September 30, 2023 and 2022, was $4.4 million and $1.1 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of September 30, 2023:

Remainder of 2023	$1,522
2024	5,815
2025	1,355
2026	1,355
2027	1,355
Thereafter	5,757
Total	$17,159

The Company did not identify any impairment of its finite-lived intangible assets during the three and nine months ended September 30, 2023 and 2022.

Note 8. Power Purchase Agreement

Power Supply Contract and Demand Response Services Programs

In May 2020, the Company, through its subsidiary, Whinstone US, Inc. (“Whinstone”), entered into a long-term power purchase agreement (the “PPA”) to provide for the delivery of power to its Rockdale Facility, via the nearby Sandow Switch. Pursuant to the PPA, the Company has agreed to acquire a total of 345 MW of long-term, fixed-price power, in multiple blocks, as follows: 130 MW contracted in May 2020, at fixed prices through April 30, 2030; 65 MW contracted in March 2022, at fixed prices through April 30, 2030; and 150 MW contracted in November 2022, at fixed prices through October 31, 2027. Additionally under the PPA, the Company has the option to purchase additional power at market prices, as needed.

If electricity used exceeds the amount contracted, the cost of the excess electricity is incurred at the then-current spot rate. Concurrently with the PPA, the Company entered into an interconnection agreement for the extension of delivery system transmission/substation facilities to facilitate delivery of the electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement are determined every 15 minutes using settlement information provided by the Electric Reliability Council of Texas (“ERCOT”) and are recorded in Cost of revenue on the Condensed Consolidated Statements of Operations.

In collaboration with market participants such as the Company, ERCOT has implemented Demand Response Services Programs for customers that have the ability to reduce or modify electricity use in response to ERCOT instructions or signals. These Demand Response Services Programs provide the ERCOT market with valuable reliability and economic services by helping to preserve system reliability, enhancing competition, mitigating price spikes, and stabilizing the grid by encouraging the demand side of the market to give more visibility and control of their power consumption to grid operators. Market participants with electrical loads like the Company may participate in these Demand Response Service Programs directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing power demand in the ERCOT marketplace.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under these Demand Response Services Programs, the Company can participate in a variety of programs known as “ancillary services” by electing to designate a portion of its available electrical load for participation in such programs on an hourly basis. For each respective Demand Response Services Program, the Company receives a cash payment based on hourly rates for power, and the amount of electrical load into which it bids. Through ancillary services, the Company competitively bids amongst other market participants to sell ERCOT the ability to control Riot’s electrical load on demand, and to power down when directed to by ERCOT, as part of ERCOT’s efforts to stabilize the grid. The Company receives compensation for its participation in ancillary services whether or not the Company is actually called to power down.

Riot also participates in ERCOT’s Four Coincident Peak (“4CP”) program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), during which time, demand for power is at its highest. 4CP participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load in these peak periods receive credits to transmission costs on future power bills during the subsequent year, reducing overall power costs. As a result of Riot’s participation in 4CP in 2022, the Company’s transmission charges in its ongoing 2023 monthly power bills are substantially reduced.

Under the PPA, the Company may also elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Services Programs and sales of power during times of peak demand, to attempt to manage operating costs most efficiently.

During the three months ended September 30, 2023 and 2022, the Company earned credits against future power costs in exchange for power resold of approximately $49.6 million and $13.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company earned credits against future power costs in exchange for power resold of approximately $66.1 million and $21.3 million, respectively. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

The Company determined the PPA meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back for sale, rather than taking physical delivery, the Company determined that physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the PPA. Accordingly, the PPA (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The PPA is not designated as a hedging instrument.

The estimated fair value of the Company’s derivate asset is classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the PPA, which is scheduled to end as of April 30, 2030. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 23.6%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. The discount rate includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

The terms of the PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of September 30, 2023, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomical power, the Company does not consider such actions to be trading activities.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2022	$97,497
Change in fair value of derivative asset	11,274
Balance as of September 30, 2023	$108,771

Note 9. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of December 31, 2022	$33,273
Additions	90,512
Reclassifications to property and equipment	(33,273)
Balance as of September 30, 2023	90,512
Security deposits	30,424
Total long-term deposits	$120,936

Deposits on Equipment

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, which were received in January 2023. During the nine months ended September 30, 2023, the Company reclassified the outstanding deposit of $33.3 million to property and equipment in connection with the receipt of the miners at the Rockdale Facility. See Note 6. Property and Equipment.

During the nine months ended September 30, 2023, the Company paid a deposit of $48.9 million and made advanced payments of an additional $19.3 million to MicroBT for the purchase of miners and paid a deposit of $20.8 million to Midas for the purchase of immersion cooling systems. See Note 6. Property and Equipment.

Security Deposits

During the nine months ended September 30, 2023, the Company paid $23.0 million as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the PPA, resulting in a total of 345 MW under contract at fixed prices. See Note 8. Power Purchase Agreement.

As of September 30, 2023, there were approximately $4.7 million in security deposits paid by the Company for the development of the Corsicana Facility, all of which was paid during the year ended December 31, 2022.

As of September 30, 2023, all $3.1 million paid in 2021 in connection with the Facilities Agreement for the construction of the electricity delivery system facilities to serve the expansion of the Rockdale Facility, had been returned to the Company.

The Company has other security deposits totaling approximately $2.7 million, including $1.8 million associated with its ground lease.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Construction in progress	$9,342	$16,621
Power related costs and remittances	158	32,632
Compensation	8,836	8,582
Insurance	2,684	3,660
Other	4,180	3,969
Total accrued expenses	$25,200	$65,464

Note 11. Debt

Credit and Security Facility

The Company’s subsidiary, ESS Metron, LLC, has a $10.0 million Credit and Security Facility, which consists of a $6.0 million Revolving Line of Credit and a $4.0 million Equipment Guidance Line.

The $6.0 million Revolving Line of Credit has a term of one year with interest due monthly and principal due at maturity. All amounts borrowed under the Revolving Line of Credit carry a variable interest rate of not less than 4.0% and are secured by the assets of ESS Metron. As of September 30, 2023, the interest rate was 8.5%. Total borrowings under the Revolving Line of Credit during the nine months ended September 30, 2023, were $3.5 million and payments were $3.5 million. As of September 30, 2023, the outstanding balance on the Revolving Line of Credit was $0.

The $4.0 million Equipment Guidance Line has a term of one year and permits the Company to finance up to 80.0% of certain equipment purchases. All amounts borrowed under the Equipment Guidance Line carry a variable interest rate of not less than 4.0% and are secured by the assets of ESS Metron. As of September 30, 2023, the interest rate was 8.5%. Total borrowings under the Equipment Guidance Line during the nine months ended September 30, 2023, were approximately $0.9 million. During the nine months ended September 30, 2023, approximately $0.4 million outstanding under the Equipment Guidance Line converted to a fixed rate term loan (see below). As of September 30, 2023, the outstanding balance on the Equipment Guidance Line was approximately $0.5 million.

All borrowings and accrued interest under the Equipment Guidance Line convert to fixed rate term loans every six months, which have either five-year terms for borrowings used to acquire vehicles and manufacturing equipment (“Manufacturing Term Loans”) or three-year terms for borrowings of equipment other than vehicles and manufacturing equipment (“Equipment Term Loans”). The Manufacturing Term Loans carry interest at a fixed rate equal to the five-year treasury rate plus 2.5% as of conversion and the Equipment Term Loans carry interest at a fixed rate equal to the three-year treasury rate plus 2.5% as of conversion. During the nine months ended September 30, 2023, approximately $0.4 million outstanding under the Equipment Guidance Line was converted into a three-year Equipment Term Loan with a fixed interest rate of 6.6%. As of September 30, 2023, the outstanding balance on the Equipment Term Loan was approximately $0.4 million.

As of September 30, 2023, the outstanding balance on the Equipment Guidance Line and Equipment Term Loans was recognized net of approximately $0.1 million of deferred financing costs. The net current outstanding debt balance of $0.1 million was recognized within Accrued Expenses and the net long-term outstanding debt balance of $0.7 million was recognized within Other long-term liabilities on the Condensed Consolidated Balance Sheets.

As of September 30, 2023, the Company was in compliance with all covenants of the Credit and Security Facility.

Note 12. Leases

As of September 30, 2023 and December 31, 2022, operating lease right of use assets were $21.1 million and $21.7 million, respectively, and operating lease liabilities were $21.9 million and $22.3 million, respectively.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the components of the Company’s lease expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$1,014	$844	$2,973	$2,268
Variable lease cost	55	45	162	121
Operating lease expense	1,069	889	$3,135	$2,389

The following table presents supplemental lease information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating cash outflows for operating leases	$806	$249	$2,600	$2,471
Right of use assets exchanged for new operating lease liabilities	$567	$1,088	$1,249	$10,377
Weighted-average remaining lease term – operating leases	7.7	8.9	7.7	8.9
Weighted-average discount rate – operating leases	6.7%	6.6%	6.7%	6.6%

The following table represents the Company’s future minimum operating lease payments as of September 30, 2023:

	Ground lease	Office and other leases	Total
Remainder of 2023	$484	$437	$921
2024	1,998	1,798	3,796
2025	2,058	1,495	3,553
2026	2,119	1,425	3,544
2027	2,183	1,305	3,488
Thereafter	9,618	3,444	13,062
Total undiscounted lease payments	18,460	9,904	28,364
Less present value discount	(4,937)	(1,523)	(6,460)
Present value of lease liabilities	$13,523	$8,381	$21,904

Note 13. Stockholders’ Equity

During the nine months ended September 30, 2023, approximately 5.0 million shares of common stock were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately 1.3 million of these shares, with a fair value of approximately $13.9 million, to cover the withholding taxes related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan.

At-the-Market (“ATM”) Equity Offerings

2023 ATM Offering

In August 2023, the Company entered into the 2023 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2023, the Company received net proceeds of approximately $126.0 million ($129.4 million of gross proceeds, net of $3.4 million in commissions and expenses) from the sale of 11,044,700 shares of its common stock at a weighted average fair value of $11.72 per share under its 2023 ATM Offering.

Subsequent to September 30, 2023, and through November 6, 2023, the Company received net proceeds of approximately $101.1 million from the sale of 10,196,000 shares of its common stock at a weighted average fair value of $10.12 per share under its 2023 ATM Offering.

2022 ATM Offering

In March 2022, the Company entered into the 2022 ATM Offering, under which it could offer and sell up to $500.0 million in shares of the Company’s common stock.

During the nine months ended September 30, 2023, the Company received net proceeds of approximately $191.2 million ($195.2 million of gross proceeds, net of $3.9 million in commissions and expenses) from the sale of 16,447,645 shares of its common stock at a weighted average fair value of $11.86 per share under its 2022 ATM Offering. With the sale and issuance of these shares, all $500.0 million in shares of the Company’s common stock available for sale under its 2022 ATM Offering had been issued.

ESS Metron Holdback Shares

On December 1, 2021, the Company acquired 100% of the equity interests in ESS Metron for consideration that included 715,413 shares of the Company’s common stock, 70,165 shares of which were withheld as security for the sellers’ indemnification obligations for 18 months. During the nine months ended September 30, 2023, the indemnification period ended and all 70,165 of the withheld shares were issued to the ESS Metron sellers.

Note 14. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and advisors of the Company in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or stock options, all of which settle in shares of the Company’s common stock upon vesting.

As of July 13, 2023, the Company adopted a new long-term incentive program under its 2019 Equity Incentive Plan, under which employees are eligible to receive performance-based RSAs or RSUs and service-based RSAs or RSUs. The performance-based awards are eligible to vest based on the relative performance of the Company’s common stock (the Company “Total Stockholder Return” or “TSR”), compared to the performance of the Russell 3000 Index (the “Index TSR”), during the three-year performance period commencing as of the grant date of the TSR award (collectively, the “TSR Awards”). The TSR Awards have a vesting range of 0% to 200% of the recipient’s target award, which is calculated based on the difference between the Company’s TSR and the Index TSR over the three-year performance period, subject to the recipient’s continuous employment with the Company through the third anniversary of the award’s grant date. The service-based awards are eligible to vest in one-third annual installments over a three-year service period commencing on the award’s grant date, subject to the recipient’s continuous employment with the Company through the applicable vesting dates.

During the nine months ended September 30, 2023, under its new long-term incentive program, the Company issued 1.9 million shares as TSR Awards, including 1.7 million shares as performance-based RSAs and 0.2 million shares as performance-based RSUs, with an aggregate grant date fair value of approximately $38.0 million, as well as 0.8 million service-based RSAs and 0.1 million service-based RSUs, with an aggregate grant date fair value of $19.7 million.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Performance-based stock awards and units	$3,926	$1,643	$(12,424)	$1,448
Service-based stock awards and units	9,593	1,918	27,076	5,856
Total stock-based compensation	$13,519	$3,561	$14,652	$7,304

Stock-based compensation expense is recognized in Selling, general and administrative on the Condensed Consolidated Statements of Operations.

Performance-Based Awards and Units

Performance-based awards and units are eligible to vest either: (i) over a three-year performance period ending December 31, 2023, based upon financial performance targets met during the performance period, and the completion of specified performance milestones related to development and monetization of added infrastructure capacity; or (ii) based on the Company’s TSR as compared to the Index TSR through December 31, 2025.

The following table presents a summary of the activity of the Company’s performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	3,918,935	$25.92
Granted	2,076,340	$17.48
Vested	(567,281)	$24.96
Forfeited	(271,548)	$32.16
Balance as of September 30, 2023	5,156,446	$22.30

As of September 30, 2023, there was approximately $30.8 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.2 years.

The following table presents a summary of the activity of the Company’s performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	—	$—
Granted	246,426	$19.59
Vested	—	$—
Forfeited	—	$—
Balance as of September 30, 2023	246,426	$19.59

As of September 30, 2023, there was approximately $4.5 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.8 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service-Based Awards and Units

Service-based awards vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the Company’s service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	8,855,744	$6.84
Granted	1,226,762	$15.53
Vested	(4,386,376)	$6.87
Forfeited	(780,672)	$6.83
Balance as of September 30, 2023	4,915,458	$9.04

As of September 30, 2023, there was approximately $37.8 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.1 years.

The following table presents a summary of the activity of the Company’s service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	—	$—
Granted	123,213	$20.29
Vested	—	$—
Forfeited	—	$—
Balance as of September 30, 2023	123,213	$20.29

As of September 30, 2023, there was approximately $2.3 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.8 years.

Note 15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of September 30, 2023, and December 31, 2022:

	Fair value measured as of September 30, 2023
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (a)	$108,771	$—	$—	$108,771
Contingent consideration liability (b)	$909	$—	$—	$909

	Fair value measured as of December 31, 2022
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (a)	$97,497	$—	$—	$97,497
Contingent consideration liability (b)	$24,935	$—	$—	$24,935

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(a)	See Note 8. Power Purchase Agreement.
(b)	See Note 16. Commitments and Contingencies.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

As of September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Note 16. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its primary office locations and has a ground lease for its Rockdale Facility under noncancelable lease agreements that expire on varying dates through 2032. See Note 12. Leases, for additional information.

Water Reservation Agreement

The Company has a water reservation agreement, as amended, with the lessor of its ground lease to secure a certain quantity of non-potable water from a nearby lake to be used by the Company at its Rockdale Facility. The water reservation agreement runs through January 2032 and requires annual payments of approximately $2.1 million.

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

Contingent Consideration Liability

Upon the acquisition of Whinstone in May 2021, the Company was obligated to pay up to $86.0 million, net of income taxes, (undiscounted) of consideration to the seller if certain power credits were received or realized by the Company arising from a severe weather event in Texas in February 2021. Through September 30, 2023, portions of the power credits were received, and a portion of the obligation was settled.

The following table presents the changes in the estimated fair value of the Company’s contingent consideration liability:

Balance as of December 31, 2022	$24,935
Change in contingent consideration	(24,026)
Change in fair value of contingent consideration	—
Balance as of September 30, 2023	$909

The estimated fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Upon the acquisition of Whinstone, the Company estimated the fair value of the contingent consideration using a discounted cash flow analysis, which included estimates of both the timing and amounts of potential future power credits. These estimates were determined using the Company’s historical consumption quantities and patterns combined with management’s expectations of its future consumption requirements, which required significant judgment and depend on various factors outside the Company’s control, such as construction delays. The discount rate of approximately 2.5% included observable market inputs, but also included unobservable inputs such as interest rate spreads, which were estimated based on qualitative judgment related to company-specific

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

risk factors. Specifically, the Company used S&P Global’s B credit rating in the yield curve to estimate a reasonable interest rate spread to determine the cost of debt input because the power credits are subordinated obligations for the Company’s counterparty. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period.

Approximately $1.2 million of remaining future power credits to be received are estimated to be received over a period of 12 years. The Company determined the value of the contingent consideration as of September 30, 2023, using a discount rate of approximately 8.0%, which was based on the factors above, including the recent increase in interest rates.

Contingencies

Legal Proceedings

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business, as described in the 2022 Annual Report, as supplemented by the following:

Northern Data Working Capital Disputes

On September 7, 2022, the Company filed a complaint against Northern Data AG (“Northern Data”) in the Delaware Court of Chancery (Case No. C.A. No. 2022-0792-LWW) disputing the purchase price of Whinstone and seeking declaratory relief and specific performance of the stock purchase agreement. On March 31, 2023, the parties filed a stipulation agreeing to dismiss all claims without prejudice and to submit the dispute for final determination to an independent accountant. The Company placed $29.5 million in escrow pending the final determination of the independent accountant, and, on June 9, 2023, the independent accountant rendered a written final determination finding in favor of the Company on disputed issues totaling approximately $27.1 million. Accordingly, $27.1 million of the escrowed amount was released from escrow and distributed to the Company on June 13, 2023, with the remaining $2.4 million held in escrow allocated to Northern Data. As a result, the Company recognized a Deferred gain on acquisition post-close dispute settlement of $26.0 million on the Condensed Consolidated Balance Sheets.

Following the final determination, Northern Data filed a complaint against the Company in the Delaware Court of Chancery on July 23, 2023 (Case No. C.A. No. 2023-0650-LWW) challenging the independent accountant’s written final determination and seeking to re-litigate the purchase price adjustment process. The Company contests Northern Data’s right to bring this new complaint and entirely disagrees with the allegations and arguments it raises, and the Company filed a motion to dismiss the complaint on July 17, 2023, which is set to be heard on February 13, 2024.While the Company considers Northern Data’s new complaint to be without merit and intends to vigorously oppose such complaint, as appropriate, the Company cannot accurately predict the outcome of such ongoing litigation, or estimate the magnitude of such outcome, due to its early stage.

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone filed a petition in the District Court for the 20th Judicial District of Milam County, Texas (Case No. CV41873), which it later amended, against Rhodium 30MW, LLC, Rhodium JV, LLC, Air HPC LLC, and Jordan HPC, LLC (collectively, “Rhodium”) asserting breach of contract claims for Rhodium’s failure to pay amounts due under Rhodium’s colocation agreements with Whinstone. The amended petition also seeks a declaration that certain superseded agreements with Rhodium are terminated and that no power credits are owed to Rhodium under any agreement.  Whinstone seeks recovery of more than $26 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest.  On June 12, 2023, Rhodium answered and, along with non-parties Rhodium Encore LLC, Rhodium 2.0 LLC, and Rhodium 10mw LLC (collectively, the “Non-Parties”), moved to compel arbitration and filed counterclaims for breach of contract seeking recovery of at least $7-$10 million in power credits allegedly owed to Rhodium under the superseded agreements, as well as lost profits. On August 2, 2023, Rhodium disclosed the amount of damages it seeks to recover for these claims, which includes at least $42 million in alleged energy credits, at least $1 million in alleged lost profits for power diversion, and at least $0.7 million in alleged direct damages for breach of contract, plus lost profits and reasonable and necessary attorneys’ fees. On August 28, 2023, the district court granted Rhodium’s motion to compel arbitration and stay litigation. On October 24, 2023, Whinstone filed a petition for writ of mandamus with the Court of Appeal for the Third District of Texas, Austin Division (Case No. 03-23-00717-CV), requesting that the appellate court vacate the

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

district court’s order compelling arbitration or, alternatively, the portion of its order staying litigation as to all claims arising under agreements without mandatory arbitration provisions. Whinstone believes Rhodium’s claims are without merit and intends to vigorously contest them, as appropriate. Because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

SBI Crypto Co.

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. SBI seeks recovery of at least $15 million in lost profits, at least $16 million for equipment damage, reasonable attorneys’ fees and costs, expenses, costs, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived and substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. While a preliminary investigation of the merits of SBI’s claims has commenced, because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet, Inc., (collectively “GMO”) filed a complaint in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC) against Whinstone alleging breach of contract under the colocation services agreement between GMO and Whinstone, seeking damages in excess of $150 million. Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496 million in damages, for loss of profit and profit sharing, based on Whinstone’s alleged wrongful termination of the colocation services agreement as of June 29, 2023. At this preliminary stage, the Company believes that GMO’s claims lack merit; however, because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Class Actions and Related Shareholder Derivative Actions

On February 17, 2018, Creighton Takata filed an action asserting putative class action claims on behalf of the Company’s stockholders in the United States District Court for the District of New Jersey, Takata v. Riot Blockchain Inc., et al. (Case No. 3: 18-cv-02293). On August 25, 2023, the United States District Court for the District of New Jersey dismissed the Takata action, with prejudice, dismissing all of Takata’s claims.

Following the commencement of the Takata action, several shareholder derivative complaints were filed against the Company, all of which have been dismissed without prejudice. On April 5, 2018, Michael Jackson filed a shareholder derivative complaint on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against certain of the Company’s officers and directors, as well as against an investor (Jackson v. Riot Blockchain, Inc., et al. (Case No. 604520/18)).  Following dismissal of the Takata action, on October 23, 2023, the parties filed a joint stipulation of discontinuance dismissing all Jackson’s claims without prejudice. On May 22, 2018, two additional shareholder derivative complaints were filed on behalf of the Company in the Eighth Judicial District Court of the State of Nevada in and for the County of Clark (In re Riot Blockchain, Inc. Shareholder Derivative Litigation (Case No. A-18-774890-B)). On January 18, 2023, the court entered an order voluntarily dismissing the two shareholder derivative complaints without prejudice. On October 22, 2018, another shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Southern District of New York (Finitz v. O’Rourke, et al. (Case No. 1:18-cv-09640)).  Following dismissal of the Takata action, on October 6, 2023, Plaintiff filed a notice of voluntary dismissal without prejudice dismissing all Finitz’s claims. Finally, on December 13, 2018, a shareholder derivative complaint was filed on behalf of the Company in the United District Court for the Northern District of New York (Monts v. O’Rourke, et al. (Case No. 1:18-cv-01443)).  Following dismissal of the Takata action, on September 26, 2023, Plaintiff filed a notice of voluntary dismissal without prejudice dismissing all Monts’ claims.

Note 17. Income Taxes

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2023 and 2022, the Company realized deferred income tax benefits of $0 and $3.0 million, respectively, and $5.0 million and $9.7 million during the nine months ended September 30, 2023 and 2022, respectively, related primarily to the contingent consideration liability and future power credits.

Note 18. Earnings Per Share

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive:

	September 30, 2023	September 30, 2022
Warrants to purchase common stock	63,000	63,000
Unvested restricted stock awards (a)	7,689,628	12,478,290
Unvested restricted stock units	369,639	2,286,701
Total	8,122,267	14,827,991

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

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

The Data Center Hosting segment purchases custom engineered electrical products from the Engineering segment in the ordinary course of business. All revenue and cost of revenue from intersegment transactions have been eliminated in the Condensed Consolidated Statements of Operations. All Other revenue is from external customers.

During the three and nine months ended September 30, 2023, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, the Company earned revenue of $6.4 million, or 12.3% of consolidated revenue, and $20.9 million, or 10.4% of consolidated revenue, respectively, from one customer in its Engineering segment.

During the three and nine months ended September 30, 2022, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in mining pools, no single customer or related group of customers contributed 10% or more of the Company’s total condensed consolidated revenue.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Condensed   Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reportable segment revenue:
Bitcoin Mining	$31,222	$22,070	$128,987	$126,166
Data Center Hosting	34,786	23,624	111,169	68,240
Engineering	16,585	20,300	58,124	55,050
Other revenue	25	25	73	73
Eliminations	(30,727)	(19,729)	(96,487)	(50,505)
Total segment and consolidated revenue	$51,891	$46,290	$201,866	$199,024

Reportable segment cost of revenue:
Bitcoin Mining	31,667	15,949	93,840	60,793
Data Center Hosting	48,595	28,201	139,442	75,705
Engineering	13,973	16,767	51,791	47,302
Eliminations	(30,457)	(18,237)	(94,210)	(47,138)
Total segment and consolidated cost of revenue	$63,778	$42,680	$190,863	$136,662

Reconciling Items:
Acquisition-related costs	—	—	—	(78)
Selling, general, and administrative	(29,067)	(16,004)	(61,578)	(37,549)
Depreciation and amortization	(64,569)	(26,559)	(190,071)	(61,366)
Change in fair value of derivative asset	3,943	(17,749)	11,274	86,865
Power curtailment credits	49,601	13,070	66,146	21,328
Change in fair value of contingent consideration	—	—	—	(176)
Realized gain on sale of Bitcoin	13,495	3,109	47,098	28,034
(Loss) gain on sale/exchange of equipment	(5,306)	7,667	(5,336)	16,281
Casualty-related charges	—	—	(1,526)	—
Impairment of Bitcoin	(4,041)	(3,021)	(14,151)	(130,310)
Impairment of goodwill	—	—	—	(335,648)
Interest income (expense)	2,318	348	3,331	(9)
Realized loss on sale of marketable equity securities	—	—	—	(1,624)
Unrealized loss on marketable equity securities	—	142	—	(6,306)
Other income (expense)	31	—	96	(59)
Current income tax benefit (expense)	157	(89)	(31)	(828)
Deferred income tax benefit (expense)	—	3,041	5,045	9,667
Net income (loss)	$(45,325)	$(32,435)	$(128,700)	$(349,416)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes (the “Notes”) and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the fiscal year ended December 31, 2022, as included in our 2022 Annual Report.

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

Unless otherwise indicated, amounts are stated in thousands of U.S. Dollars except for share, per share, and miner amounts, and Bitcoin quantities, prices, and hash rate.

Business Overview:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. We also provide comprehensive and critical infrastructure for institutional-scale hosted clients to mine Bitcoin at our Rockdale Facility. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently evaluating further growing its capacity. Additionally, we are developing the Corsicana Facility, a second large-scale Bitcoin mining data center facility, which, upon completion, is expected to have approximately one gigawatt of capacity available for our own Bitcoin Mining activities and Data Center Hosting services for institutional-scale hosted clients.

We operate in an environment which is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on investment.

Industry Trends

During 2022 and 2023, we have observed several companies in the Bitcoin ecosystem experience significant challenges and initiate bankruptcy proceedings due to the significant decline in the price of Bitcoin and other national and global macroeconomic factors. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on significantly compressed margins. Further affecting the margins of the companies within the Bitcoin ecosystem, the Bitcoin reward for solving a block is subject to periodic incremental halving, which is next anticipated to occur in April 2024. The network halving is a preprogrammed, fixed process of the Bitcoin network where the Bitcoin reward for solving a block received by miners is reduced by half approximately every four years. The network halving will continue to occur on this schedule until the amount of Bitcoin in existence reaches the cap of 21 million. The network halving is a process designed to implement a periodic decreasing schedule of the issuance of new Bitcoin into the market which results in a predictable and controlled inflationary rate.

The dramatic increase in the price of Bitcoin observed in the market during prior years caused many companies to over-leverage themselves, thus operating in potentially unsustainable ways given the recent variability in the price of Bitcoin. Riot chose to refrain from engaging in any significant debt-financing activities during this period and, as a result, has not been subject to the significant debt-service shortfalls some of our competitors are experiencing. Despite such challenges in the ecosystem, Riot continues to focus on building long-term stockholder value by taking strategic action to vertically integrate our business, expanding the Rockdale Facility and developing the Corsicana Facility. Management believes this focus will positively affect each of Riot’s three business segments by providing more capacity for our Bitcoin Mining and Data Center Hosting operations, and by capitalizing on supply chain efficiencies garnered through our Engineering segment. As we grow our business, we continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining and Data Center Hosting facilities.

We anticipate companies in our industry will continue to experience challenges, and that the remainder of 2023 and 2024 will continue to be a period of consolidation in the Bitcoin mining industry. Further, given our relative position, liquidity, and absence of any significant long-term debt, we believe we are well positioned to benefit from such consolidation. We are continuously evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry, and our business and financial results may change significantly as a result of such strategic growth.

The recent shutdowns of certain digital asset exchanges and trading platforms due to fraud or business failure has negatively impacted confidence in the digital asset industry as a whole and led to increased oversight and scrutiny of the industry. We did not have any exposure to any digital asset lenders or exchanges who have declared bankruptcy or have suspended operations. We only hold and sell Bitcoin that we have mined and do not sell, hold, or redeem any Bitcoin for any other parties. Our Bitcoin is held in cold storage wallets by a well-known U.S. based third-party digital asset-focused custodian. We also sell our Bitcoin using our custodian’s U.S. brokerage services.

In 2023, the banking industry and financial services sector experienced disruptions and instability. In March 2023, Silvergate Capital Corporation, the holding company for Silvergate Bank (“Silvergate Bank”), which was primarily focused on the digital asset industry, announced its intent to wind down operations and voluntarily liquidate its holdings. Also in March, Silicon Valley Bank (“Silicon Valley Bank”) and Signature Bank (“Signature Bank”) both closed and the Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver following their closures and transferred substantially all assets of the former banks to newly created, FDIC-operated bridge banks in an action to protect all depositors of the banks. In May 2023, First Republic Bank was closed, and the FDIC sold substantially all of First Republic Bank’s assets to JP Morgan Chase & Co.

Although we maintained certain operating accounts with Signature Bank prior to its closure, we have since transferred all our deposits previously held with the bank to other banking institutions. We did not lose access to our accounts or experience interruptions in banking services, and we suffered no losses with respect to our deposits at Signature Bank as a result of the bank’s closure. We did not have any banking relationships with Silicon Valley Bank, Silvergate Bank, or First Republic Bank, and currently hold our cash and cash equivalents at multiple banking institutions. Although we did not suffer any losses, we continue to monitor for updates to mitigate any future impacts we may be subject to as a result of the instability of the banking industry and financial services sector.

Bitcoin Mining

We own and operate one of the largest Bitcoin Mining operations in North America. During the nine months ended September 30, 2023, we continued to deploy miners at our Rockdale Facility and continued development activities at the Corsicana Facility, with the objective of increasing our operational efficiency and performance in the future.

As of September 30, 2023, our Bitcoin Mining business segment operated 98,694 miners, with a hash rate capacity of 10.9 EH/s, which excludes 14,250 miners currently offline due to infrastructure damage sustained by our Rockdale Facility during severe winter storms in December 2022. We expect repairs to the Rockdale Facility to be completed and to bring sidelined hash rate capacity back online during the fourth quarter of 2023. During the nine months ended September 30, 2023, we mined 4,996 Bitcoin, which represented an increase of 30.0% over the 3,842 Bitcoin we mined in the nine months ended September 30, 2022. We anticipate achieving a total self-mining hash rate capacity of 12.5 EH/s in the fourth quarter of 2023.

In June 2023, we entered into a purchase agreement with MicroBT to acquire 8,320 M56S+ model miners and 24,960 M56S++ model miners for a total purchase price of approximately $162.9 million, as well as an option to purchase up to an additional 66,560 additional M56S++ miners through December 31, 2024, on the same terms as the initial purchase order. Delivery of the miners is expected to begin in December 2023, with all miners expected to be received and deployed by mid-2024. Upon full deployment of the 33,280 miners, we anticipate achieving a total self-mining hash rate capacity of 20.1 EH/s.

For the nine months ended September 30, 2023, Bitcoin Mining revenue was approximately $129.0 million.

Data Center Hosting

Following our acquisition of Whinstone, we commenced an expansion of our Rockdale Facility, to more than double its developed capacity at the time of acquisition and, as of September 30, 2023, this expansion had been completed.

The expansion of our Rockdale Facility has provided capacity to enable us to deploy our current fleet of miners in a self-hosted facility, while allowing us to continue to operate and grow our Data Center Hosting business segment. We believe deploying our miners at the expanded Rockdale Facility offers many advantages for our Bitcoin mining operations, including allowing us to operate our miners without incurring third-party colocation services fees and to do so at the low fixed energy costs available to the Rockdale Facility under its long-term PPA.

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

For the nine months ended September 30, 2023, Data Center Hosting revenue was approximately $21.8 million.

Engineering

Our Engineering business segment designs and manufacturers power distribution equipment and custom engineered electrical products that provide us with the ability to vertically integrate many of the critical electrical components and engineering services necessary for our Corsicana and Rockdale Facility expansions and to reduce our execution and counter-party risk in ongoing and future expansion projects. Engineering and other specialized talent employed in our Engineering business segment also allow us to continue to explore new methods to optimize and develop a best-in-class Bitcoin mining operation and has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

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

Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenue is recognized over time as performance creates or enhances an asset with no alternative use, and for which the Company has an enforceable right to receive compensation as defined under the contract.

For the nine months ended September 30, 2023, Engineering revenue was approximately $51.0 million.

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

Summary of Bitcoin Mining Results

The following tables present additional information about our Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2023	6,974	$109,420
Revenue recognized from Bitcoin mined	4,996	128,987
Proceeds from sale of Bitcoin	(4,615)	(118,833)
Exchange of Bitcoin for employee compensation	(28)	(696)
Realized gain on sale of Bitcoin	—	47,098
Impairment of Bitcoin	—	(14,151)
Balance as of September 30, 2023	7,327	$151,825

	Quantity	Amounts
Balance as of January 1, 2022	4,884	$150,593
Revenue recognized from Bitcoin mined	3,842	126,166
Proceeds from sale of Bitcoin	(1,925)	(52,491)
Exchange of Bitcoin for employee compensation	(35)	(1,434)
Realized gain on sale of Bitcoin	—	28,034
Impairment of Bitcoin	—	(130,310)
Balance as of September 30, 2022	6,766	$120,558

Results of Operations

Comparative Results for the three months ended September 30, 2023 and 2022:

Revenue

Total revenue for the three months ended September 30, 2023 and 2022, was $51.9 million and $46.3 million, respectively, and consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and other revenue.

For the three months ended September 30, 2023 and 2022, Bitcoin Mining revenue was $31.2 million, and $22.1 million, respectively. The increase of $9.2 million was primarily due to an increase of 64 Bitcoin mined in the 2023 period as compared to the 2022 period as a result of an increase in miners deployed and higher Bitcoin values in the 2023 period, partially offset by an increase in the Bitcoin network difficulty. In the 2023 period, Bitcoin prices averaged $28,230 per coin, as compared to $21,184 for the 2022 period. Additionally, we continued employing our power strategy to significantly reduce overall power costs. As noted below, during the three months ended September 30, 2023 and 2022, we earned $49.6 million and $13.1 million, respectively, in power credits, which were received in cash or credited against our power invoices, as a result of temporarily pausing our operations. The power credits equate to approximately 1,757 Bitcoin and 617 Bitcoin, respectively, as computed using the average daily Bitcoin prices for the applicable period.

For the three months ended September 30, 2023 and 2022, Data Center Hosting revenue was $5.1 million, and $8.4 million, respectively. The decrease of $3.3 million was primarily due to hosting fewer customers during the 2023 period as we continue to address legacy contracts.

For the three months ended September 30, 2023 and 2022, Engineering revenue was $15.5 million and $15.8 million, respectively. The decrease of $0.3 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and therefore, the recognition of revenue. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and in power generation and distribution facilities, and there has been increased demand for these products due to the continued increase in data center construction by developers, as well as the continually increasing worldwide demand for power.

Costs and expenses

Cost of revenue for Bitcoin Mining for the three months ended September 30, 2023 and 2022, was $24.4 million and $14.7 million, respectively, an increase of approximately $9.8 million. As a percentage of Bitcoin Mining revenue, Bitcoin Mining cost of revenue was 78.3% and 66.5% for the three months ended September 30, 2023 and 2022, respectively. Cost of revenue consists primarily of direct production costs of Bitcoin mining operations, including electricity, labor, and insurance, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support our expanded Bitcoin mining operations. As noted below, during the three months ended September 30, 2023 and 2022, we earned $49.6 million and $13.1 million, respectively, in power credits to be credited against our power invoices, as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine Bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin. When netting the power curtailment credits allocated to Bitcoin Mining with the costs of revenue, the net costs as a percentage of Bitcoin Mining revenue were (21.8)% and 38.8% for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, the net costs as a percentage of Bitcoin Mining revenue were negative due to power curtailment credits exceeding costs of revenue.

Cost of revenue for Data Center Hosting for the three months ended September 30, 2023 and 2022, was $26.1 million and $14.2 million, respectively, an increase of approximately $11.9 million. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs. The increase was primarily attributable to the significant increase in size of our Rockdale Facility over the period, which has more than doubled since 2021.

Cost of revenue for Engineering for the three months ended September 30, 2023 and 2022, was $13.2 million and $13.8 million, respectively, a decrease of approximately $0.6 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. The decrease was primarily due to decreased receipts of materials resulting from increased competition for direct materials due to supply chain constraints.

Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022, were $29.1 million and $16.0 million, respectively, an increase of approximately $13.1 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to increases in stock compensation expenses of $10.0 million due to our long-term incentive program implemented during the quarter, compensation expenses of $2.0 million as a result of hiring additional employees to support our ongoing growth, and increased legal and professional fees of $2.3 million primarily related to ongoing litigation and public company compliance, partially offset by decreases of $1.3 million in other general operating costs, including information technology projects.

Depreciation and amortization for the three months ended September 30, 2023 and 2022, was $64.6 million and $26.6 million, respectively, an increase of approximately $38.0 million. The increase was primarily due to higher depreciation expense recognized for the Rockdale Facility and significant increase in number of recently acquired miners.

The change in fair value of our derivative asset for the three months ended September 30, 2023 and 2022, was a gain of $3.9 million and a loss of $17.7 million, respectively, and was recorded to adjust the fair value of our PPA, which was classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period.

Power curtailment credits for the three months ended September 30, 2023 and 2022, were $49.6 million and $13.1 million, respectively, and represent sales of unused power under our PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

Realized gains on the sale of Bitcoin for the three months ended September 30, 2023 and 2022, were $13.5 million and $3.1 million, respectively. The increase was primarily attributable to an increase of 115 Bitcoin sold in the 2023 period as compared to the 2022 period and increased Bitcoin values in the 2023 period as compared to the 2022 period.

Impairment of Bitcoin for the three months ended September 30, 2023 and 2022, was $4.0 million and $3.0 million, respectively, arising from declines in Bitcoin prices during the respective periods.

Comparative Results for the nine months ended September 30, 2023 and 2022:

Revenue

Total revenue for the nine months ended September 30, 2023 and 2022 was $201.9 million and $199.0 million, respectively, and consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and other revenue.

For the nine months ended September 30, 2023 and 2022, Bitcoin Mining revenue was $129.0 million, and $126.2 million, respectively. The increase of $2.8 million was primarily due to an increase of 1,154 Bitcoin mined in the 2023 period as compared to the 2022 period as a result of an increase in miners deployed, partially offset by lower Bitcoin values in the 2023 period, averaging $25,818 per coin, as compared to $32,839 for the 2022 period, and an increase in the Bitcoin network difficulty. Additionally, we continued employing our power strategy to significantly reduce overall power costs. As described below, during the nine months ended September 30, 2023, we earned $66.1 million in power credits, which were received in cash or credited against our power invoices, as a result of temporarily pausing operations. The power credits equate to approximately 2,562 Bitcoin, as computed using the average daily Bitcoin prices for the 2023 period. During the nine months ended September 30, 2022, we earned $21.3 million in power credits, or the equivalent of approximately 649 Bitcoin, as computed using the average daily Bitcoin prices for the 2022 period.

For the nine months ended September 30, 2023 and 2022, Data Center Hosting revenue was $21.8 million, and $27.9 million, respectively. The decrease of $6.1 million was primarily due to lower revenue share from customers due to the lower Bitcoin values in the 2023 period, as noted above, combined with hosting fewer customers during 2023 as we continue to address legacy contracts.

For the nine months ended September 30, 2023 and 2022, Engineering revenue was $51.0 million and $44.9 million, respectively. The increase of $6.1 million was primarily attributable to an increase in data center development across the country. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and in power generation and distribution facilities, and there has been increased demand for these products due to the continued increase in data center construction by developers, as well as the continually increasing worldwide demand for power.

Costs and expenses

Cost of revenue for Bitcoin Mining for the nine months ended September 30, 2023 and 2022, was $70.0 million and $51.8 million, respectively, an increase of approximately $18.2 million. As a percentage of Bitcoin Mining revenue, cost of revenue totaled 54.3% and 41.0% for the nine months ended September 30, 2023 and 2022, respectively. Cost of revenue consists primarily of direct production costs of Bitcoin mining operations, including electricity, labor, and insurance, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility, which requires more headcount and direct costs to maintain and support the Bitcoin mining operations. As noted below, during the nine months ended September 30, 2023 and 2022, we earned $66.1 million and $21.3 million, respectively, in power credits to be credited against our power invoices, as a result of temporarily pausing our operations to participate in ERCOT’s demand response and ancillary services programs. Our fixed-price power contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine Bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin. When netting the power curtailment credits allocated to Bitcoin Mining with the costs of revenue, the net costs as a percentage of Bitcoin Mining revenue were 21.4% and 34.6% for the nine months ended September 30, 2023 and 2022, respectively.

Cost of revenue for Data Center Hosting for the nine months ended September 30, 2023 and 2022, was $73.9 million and $44.4 million, respectively, an increase of approximately $29.5 million. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs. The increase was primarily attributable to the significant increase in size of our Rockdale Facility over the period, which has more than doubled since 2021.

Cost of revenue for Engineering for the nine months ended September 30, 2023 and 2022, was $46.9 million and $40.5 million, respectively, an increase of approximately $6.4 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. The increase was primarily due to an increase in materials purchased, as well as additional labor required to support increased demand for our custom electricity transmission products. Increased competition for direct materials due to supply chain constraints contributed to additional costs, as well as inflationary pressure for labor in manufacturing.

Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022, were $61.6 million and $37.5 million, respectively, an increase of approximately $24.0 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees and other personnel and related costs. The increase was primarily due to increases in compensation expenses of $7.7 million as a result of hiring additional employees to support our ongoing growth, increased stock-based compensation of $7.4 million due to the adoption of the long-term incentive plan and additional headcount, increased legal and professional fees of $6.1 million primarily related to ongoing litigation and public company compliance, and increases of $2.8 million in other general operating costs such as information technology projects to support our growth.

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022, was $190.1 million and $61.4 million, respectively, an increase of approximately $128.7 million. The increase was primarily due to higher depreciation expense recognized for the Rockdale Facility and significant increase in number of recently acquired miners.

The increase in fair value of our derivative asset for the nine months ended September 30, 2023 and 2022, was $11.3 million and $86.9 million, respectively, and was recorded to adjust the fair value of our PPA, which was classified as a derivative asset and measured at fair value. The increases in fair value were due to increases in future power prices over the applicable period.

Power curtailment credits for the nine months ended September 30, 2023 and 2022, were $66.1 million and $21.3 million, respectively, which represent sales of unused power under our PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to and the demand on the power grid, including weather and global fuel costs.

The realized gain on sale of Bitcoin for the nine months ended September 30, 2023 and 2022 was $47.1 million and $28.0 million, respectively. The increase was primarily attributable to 2,690 more Bitcoin sold in the 2023 period as compared to the 2022 period, partially offset by decreased Bitcoin values in the 2023 period as compared to the 2022 period.

Impairment of Bitcoin for the nine months ended September 30, 2023 and 2022, was $14.2 million and $130.3 million, respectively, arising from declines in Bitcoin prices during the respective periods, with more significant declines occurring in the 2022 period.

Non-GAAP Measures

In addition to financial measures presented under GAAP, we consistently evaluate our use of and calculation of non-GAAP financial measures such as “Adjusted EBITDA.” EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as EBITDA further adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of our core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(45,325)	$(32,435)	$(128,700)	$(349,416)
Interest (income) expense	(2,318)	(348)	(3,331)	9
Income tax expense (benefit)	(157)	(2,952)	(5,014)	(8,839)
Depreciation and amortization	64,569	26,559	190,071	61,366
EBITDA	16,769	(9,176)	53,026	(296,880)

Adjustments:
Stock-based compensation expense	13,519	3,561	14,652	7,304
Acquisition-related costs	—	—	—	78
Change in fair value of derivative asset	(3,943)	17,749	(11,274)	(86,865)
Change in fair value of contingent consideration	—	—	—	176
Realized loss on sale of marketable equity securities	—	—	—	1,624
Unrealized (gain) loss on marketable equity securities	—	(142)	—	6,306
Loss (gain) on sale/exchange of equipment	5,306	(7,667)	5,336	(16,281)
Casualty-related charges	—	—	1,526	—
Impairment of goodwill	—	—	—	335,648
Other (income) expense	(31)	—	(96)	59
License fees	(25)	(25)	(73)	(73)
Adjusted EBITDA	$31,595	$4,300	$63,097	$(48,904)

In addition to Adjusted EBITDA, we believe “Bitcoin Mining revenue in excess of cost of revenue, net of power curtailment credits”, “Data Center Hosting revenue in excess of cost of revenue, net of power curtailment credits”, “Cost of revenue – Bitcoin Mining, net of power curtailment credits” and “Cost of revenue – Data Center Hosting, net of power curtailment credits” are additional non-GAAP performance measurements that represent a key indicator of our core business operations of both Bitcoin Mining and Data Center Hosting.

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

Bitcoin Mining revenue in excess of cost of revenue, net of power curtailment credits, Data Center Hosting revenue in excess of cost of revenue, net of power curtailment credits, Cost of revenue – Bitcoin Mining, net of power curtailment credits and Cost of revenue – Data Center Hosting, net of power curtailment credits are provided in addition to and should not be considered to be a substitute for, or superior to Revenue – Bitcoin Mining, Revenue – Data Center Hosting, Cost of revenue – Bitcoin Mining or Cost of revenue – Data Center Hosting as presented in our Condensed Consolidated Statements of Operations.

The following table presents reconciliations of these measurements to the most comparable GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Bitcoin Mining
Revenue	$31,222	$22,070	$128,987	$126,166

Cost of revenue	24,449	14,677	69,995	51,766
Power curtailment credits allocated to Bitcoin Mining	(31,249)	(6,104)	(42,333)	(8,175)
Cost of revenue, net of power curtailment credits	(6,800)	8,573	27,662	43,591
Bitcoin mining revenue in excess of cost of revenue, net of power curtailment credits	$38,022	$13,497	$101,325	$82,575
Bitcoin mining revenue in excess of cost of revenue, net of power curtailment credits as a percentage of revenue	121.8%	61.2%	78.6%	65.4%

Data Center Hosting
Revenue	$5,108	$8,371	$21,811	$27,899

Cost of revenue	26,135	$14,223	$73,929	$44,392
Power curtailment credits allocated to Data Center Hosting	(18,352)	(6,996)	(23,813)	(13,153)
Cost of revenue, net of power curtailment credits	7,783	7,227	50,116	31,239
Data Center Hosting revenue in excess of cost of revenue, net of power curtailment credits	$(2,675)	$1,144	$(28,305)	$(3,340)
Data Center Hosting revenue in excess of cost of revenue, net of power curtailment credits as a percentage of revenue	(52.4)%	13.7%	(129.8)%	(12.0)%

Total consolidated power curtailment credits	$(49,601)	$(13,070)	$(66,146)	$(21,328)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had working capital of approximately $442.3 million, which included cash and cash equivalents of $290.1 million. We reported a net loss of $128.7 million during the nine months ended September 30, 2023, which included $35.1 million in non-cash expenses, primarily consisting of depreciation and amortization of $190.1 million, partially offset by Bitcoin Mining revenue of $129.0 million and gains on the sale of Bitcoin of $47.1 million.

During the nine months ended September 30, 2023, we sold 4,615 Bitcoin for proceeds of approximately $118.8 million. We monitor our balance sheet on an ongoing basis and evaluate the level of Bitcoin retained in consideration of our cash requirements and ongoing operations. Our Bitcoin sales for the 2023 period were for substantially all of our Bitcoin production, but never more than our production on a monthly basis per our internal policy.

Through our ATM offerings, during the nine months ended September 30, 2023, we issued 27,492,345 shares of common stock, at a weighted average price of $11.81 per share, for net proceeds of approximately $317.2 million. Subsequent to September 30, 2023, and through November 6, 2023, we received net proceeds of approximately $101.1 million from the sale of 10,196,000 shares of our common stock at a weighted average price of $10.12 per share under our 2023 ATM Offering.

We believe our current financial position and operations give us the ability to meet cash requirements and plans in the short-term and long-term.

Miners

As of December 31, 2022, we had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, all of which were received in January 2023.

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

Development of the Corsicana Facility Data Center

In 2022, we announced our planned development of the Corsicana Facility, our second large-scale Bitcoin mining and data center hosting facility located on a 265-acre site in Navarro County, Texas. The Corsicana Facility is expected, upon completion, to have one-gigawatt of developed capacity for Bitcoin mining and data center hosting, securely supplied with power by a substation being developed for us on the premises that will be interconnected with the nearby Navarro Switch. The strategic decision to locate the Corsicana Facility next to the Navarro Switch was made to limit electricity lost in transmission and maximize the efficiency of our substation’s power distribution facilities. The initial phase of the development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as construction of various utilities, offices, warehouses, and infrastructure to support the facility’s operations. Construction of the substation and the data centers is expected to be carried out through the first quarter of 2024, with Bitcoin Mining and Data Center Hosting operations expected to commence following the commissioning of the substation.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing our immersion-cooling infrastructure and technology. We estimate that the total cost of the first phase of the development will be approximately $333 million, which is scheduled to be invested through the first quarter of 2024. Through September 30, 2023, we had incurred costs of approximately $155.2 million related to the development of the Corsicana Facility, which consisted of $10.1 million for land, $140.4 million of initial developments costs and equipment and a $4.7 million deposit for future power usage. We expect to incur costs of approximately $128 million during the remainder of 2023 and approximately $50 million during the first quarter of 2024.

Revenue from Operations

Bitcoin Mining

We expect to generate ongoing revenue from Bitcoin rewards from our Bitcoin Mining operations and our ability to liquidate Bitcoin rewards at future values will be regularly evaluated to generate cash for operations.

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

For a number of clients inherited as a result of the Whinstone acquisition, we provide data center hosting services pursuant to hosting agreements containing below-market terms, including as to power costs (“Legacy Contracts”). Accordingly, our hosting revenue from such Legacy Contracts has, historically, been less than our cost to provide such clients with hosting services. We are presently engaged in litigation relating to such Legacy Contracts, further increasing our costs associated with these Legacy Contracts. Our goal is to protect and advance, to the extent it is within our control, the value of our Data Center Hosting business. In advancement of this goal, we are actively monitoring the performance of such remaining Legacy Contract clients, with a focus on maximizing revenue and enhancing efficiencies both within the segment and through vertical integration across our business segments.

Legacy Hosting Agreements

Management continually assesses the performance of our business segments, to maximize revenue, minimize costs, and enhance efficiencies. As part of their examination of our Data Center Hosting business segment, management identified several Legacy Contracts inherited through the Whinstone acquisition containing below-market terms. Approximately 200 MW of the total capacity of the Rockdale Facility is occupied by Legacy Contract customers GMO and Rhodium. Management identified, through its assessment of our business segments, that these Legacy Contract customers have sought to take advantage of the legacy hosting arrangements to the detriment of our Data Center Hosting business. As such, Whinstone believes both GMO and Rhodium are in material breach of their obligations under their respective Legacy Contracts.  Whinstone has made reasonable efforts to resolve these Legacy Contract disputes and enter into revised hosting agreements on market terms and is presently engaged in litigation with both GMO and Rhodium.

Termination of GMO Legacy Hosting Agreement

Following repeated attempts to reach a negotiated resolution of the matter before and after the GMO lawsuit was initiated, Whinstone terminated its Legacy Contract with GMO, effective as of June 29, 2023. Whinstone’s removal of GMO’s legacy miners from the Rockdale Facility, because of this termination, will free up approximately 75 MW of mining capacity. In support of our growth and efficiencies, Whinstone intends to use the 75 MW area formerly occupied by GMO within the Rockdale Facility to host more powerful and efficient miners, either for its Data Center Hosting operations, on terms more accretive to the Company than the terminated legacy agreement, or as part of our Bitcoin Mining operations.

Engineering

Substantially all engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts. Revenue is recognized over time as performance creates or enhances an asset with no alternative use, and for which we have an enforceable right to receive compensation as defined under the contract. The length of time required to complete a custom product varies but is typically between four and 12 weeks.

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

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $12.0 million, which primarily consisted of the net loss of $128.7 million, partially offset by net cash inflows of $81.6 million due to changes in operating assets and liabilities, including proceeds from the sale of Bitcoin, and a net loss on non-cash reconciling items of $35.1 million. The net cash inflow due to changes in operating assets and liabilities primarily consisted of net cash inflows of $118.8 from the sale of Bitcoin, partially offset by net cash outflows of $37.2 million attributable to changes in non-Bitcoin operating assets and liabilities. The non-cash net loss primarily consisted of depreciation and amortization of $190.0 million, primarily attributable to depreciation of our miners, partially offset by revenue of $129.0 million from our Bitcoin Mining operations and $47.1 million of gains on the sale of Bitcoin.

For the nine months ended September 30, 2022, net cash used in operating activities was $1.0 million, which primarily consisted of the net loss of $349.4 million, partially offset by a net loss on non-cash reconciling items of $278.5 million and net cash inflows attributable to changes in operating assets and liabilities, including proceeds from the sale of Bitcoin, and of $70.0 million. The non-cash net loss primarily consisted of goodwill impairment of $335.6 million and impairment of Bitcoin of $130.3 million, partially offset by Bitcoin Mining revenue of $126.2 million and an increase in the fair value of the derivative asset of $86.9 million, attributable to the increased value of our fixed price power agreement as compared to the forward power curve. The net cash inflows from operating assets and liabilities primarily consisted of proceeds from the sale of Bitcoin of $52.5 million, partially offset by changes in non-Bitcoin operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $232.4 million, which primarily consisted of purchases of property and equipment of $148.2 million attributable to the now complete expansion of the Rockdale Facility, ongoing development of the Corsicana Facility, continued deployment of miners, and payments for deposits on equipment of $90.5 million.

For the nine months ended September 30, 2022, net cash used in investing activities was $329.4 million, which primarily consisted of deposits paid on future shipments of miners of $194.9 million and purchases of property and equipment of $129.7 million, primarily attributable to the expansion of the Rockdale Facility and continued deployment of miners.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $304.1 million, which consisted of net proceeds from the issuance of shares under the ATM program of $317.2 million to be used to fund ongoing growth, partially offset by the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $13.9 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

For the nine months ended September 30, 2022, net cash provided by financing activities was $272.8 million, which consisted of net proceeds from the issuance of shares under the ATM program of $298.4 million used to fund ongoing growth, partially offset by payments on our contingent consideration liability of $15.7 million related to our acquisition of Whinstone and the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $9.9 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

Critical Accounting Policies and Estimates and New Accounting Pronouncements

Our critical accounting policies and significant estimates have not changed from those detailed in our 2022 Annual Report, except for those accounting subjects described under the heading “Recently Issued Accounting Pronouncements” in Note 3, Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes.

We have evaluated all recently issued accounting pronouncements and do not believe any such pronouncements currently have, and do not expect such pronouncements to have, a material impact on our Condensed Consolidated Financial Statements on a prospective basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. The following discussion about our market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of this Quarterly Report.

Risk Regarding the Price of Bitcoin

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of September 30, 2023, we held 7,327 Bitcoin with a carrying value of $151.8 million, all of which were produced from our Bitcoin mining operations. The carrying value of our Bitcoin assets reflects the $14.2 million of impairment charges we recorded against the value of our Bitcoin assets during the nine months ended September 30, 2023, due to decreases in the fair value of our Bitcoin after receipt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting:

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in Note 16. Commitments and Contingencies in the Notes.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I, Item 1A. Risk Factors in our 2022 Annual Report. There have been no material changes to the risk factors disclosed in our 2022 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flow and equity.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended September 30, 2023, certain of our employees surrendered shares of common stock awarded to them to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued under our 2019 Equity Incentive Plan. The following table summarizes these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2023 through July 31, 2023	58,587	$16.95	N/A	N/A
August 1, 2023 through August 31, 2023	7,103	13.66	N/A	N/A
September 1, 2023 through September 30, 2023	1,655	10.51	N/A	N/A
Total	67,345	$16.45

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended September 30, 2023 none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

Effective August 31, 2023, the Rule 10b5-1 sales plan of our director, Lance D’Ambrosio, terminated at its plan end date in accordance with the terms of the plan. Mr. D’Ambrosio’s Rule 10b5-1 sales plan became effective October 31, 2022, and instructed for the sale of vested shares of Riot stock in four equal tranches of 26,000 shares, quarterly, through the plan end date.

Item 6. Index of Exhibits

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC at the location indicated below:

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.1	Articles of Incorporation filed September 20, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.3	Amended and Restated Bylaws effective June 27, 2023.	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.5	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

10.1+	Form of Riot Platforms, Inc. Long-Term Incentive Program Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed July 19, 2023.

10.2*	Controlled Equity OfferingSM Sales Agreement, dated as of August 9, 2023, by and among Riot Platforms, Inc. and the Sales Agents.	Exhibit 1.1 of the Current Report on Form 8-K filed August 9, 2023.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101

The following unaudited condensed consolidated financial statements from this Quarterly Report, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited); (iii) the Condensed Consolidated

Filed herewith.

Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement

* Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Subject to Item 601(b)(10)(iv) of Regulation S-K, the Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC, upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Riot Platforms, Inc. (Registrant)

Date: November 8, 2023	/s/ Jason Les
Jason Les
Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (principal financial officer and duly authorized officer)