Form 10-K
period 2023-12-31
Riot Platforms, Inc.
filed 2024-02-23
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of common stock, no par value, held by non-affiliates of the registrant as of June 30, 2023, was approximately $1.7 billion, based on the closing sale price per share of the registrant’s common stock as reported by the Nasdaq Capital Market on such date.

As of February 20, 2024, the registrant had 253,538,213 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K, to the extent indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

RIOT PLATFORMS, INC.

RIOT PLATFORMS, INC.

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Annual Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in the other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those documents and filings incorporated herein by reference. All statements in this Annual Report and the documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note and the PSLRA, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services, or developments; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin mining operations; expected cash flows or capital expenditures; our beliefs or expectations; activities, events, or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect our management’s opinions, expectations, beliefs, and assumptions regarding future events as of the time they are made, based on information then available to management. These forward-looking statements are not guarantees of future performance or actual results, and you should not place undue reliance on them. The future events, conditions, or results expressed in, or implied by, such forward-looking statements may not materialize or prove to be correct due to various risks and uncertainties facing the Company, including those risks which management has identified and believes to be material, as well as those which management has not identified, or which management does not believe to be material as of the date hereof. Such identified risk factors are described in greater detail under the heading “Risk Factors” in Item 1A of Part I of this Annual Report, as well as under similar headings in subsequent filings we make with the SEC. The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. It is not possible for our management to predict all risks, the potential impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual results to differ, perhaps materially, from those contained in, or implied by, any forward-looking statements we may make. Should such risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholder’s equity, and cash flows, and the market price of our securities may decline, as a result.

Accordingly, you should read this Annual Report, and the other filings we make with the SEC, completely and with the understanding that our future results may be materially different from our historical results and from the results expressed in, or implied by, the forward-looking statements contained in this Annual Report and the documents incorporated by reference herein. All forward-looking statements attributable to us speak only as of the date they are made and, unless otherwise required by applicable securities laws, we do not assume any obligation and disclaim any intention to update or revise any such forward-looking statements. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements and are made in reliance of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the PSLRA.

Industry and Market Data

Information regarding market and industry statistics referenced in or incorporated into this Annual Report has been obtained from industry and other publications that we believe to be reliable, but that are not produced for the purposes of securities filings. We have not independently verified any market, industry, or similar data presented or referenced in this Annual Report, and we cannot assure you of the accuracy or completeness of such data. Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from third-party sources are subject to the same qualifications and the additional uncertainties discussed above in this cautionary note accompanying any of our forward-looking statements regarding estimates of future market size, revenue, and market acceptance of products and services. As a result, investors should not place undue reliance on any such forecasts and other forward-looking information.

PART I

ITEM 1.  BUSINESS

General

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. We also provide comprehensive and critical infrastructure for institutional-scale Bitcoin mining at our large-scale Bitcoin mining facilities in Rockdale, Texas (the “Rockdale Facility”) and Navarro County, Texas (the “Corsicana Facility”). Our Rockdale Facility is believed to be the largest single Bitcoin mining facility in North America, as measured by developed capacity, and we are currently evaluating further growing its capacity. Additionally, we are developing the Corsicana Facility, our second large-scale Bitcoin mining facility, which, upon completion, is expected to have approximately one gigawatt of Bitcoin mining capacity.

We operate in an environment and industry which frequently evolves based on the proliferation and uptake of Bitcoin. A significant component of our strategy is to effectively and efficiently allocate capital among opportunities that we believe will generate the highest return on our investment.

We operate in three reportable business segments: Bitcoin Mining, Data Center Hosting, and Engineering, which are organized based on purpose and services performed. Each of our business segments is further discussed herein.

Amounts in this Annual Report are stated in thousands of U.S. Dollars except for share and per share amounts, numbers of miners, hash rate, and Bitcoin quantities and prices, or as otherwise noted.

Business Segments

Bitcoin Mining

As of December 31, 2023, our Bitcoin Mining business segment operated 112,944 miners with a total hash rate capacity of 12.4 exahash per second (“EH/s”). In 2023, we mined 6,626 Bitcoin, which represented an increase of 19.3% over the 5,554 Bitcoin we mined in 2022. Based on our existing operations and expected deliveries and deployment of miners we have purchased, we anticipate having approximately 28 EH/s of total hash rate in operation by the end of 2024.

Our Bitcoin Mining operations are focused on maximizing our ability to successfully mine Bitcoin by growing our hash rate (the amount of computer power we devote to supporting the Bitcoin blockchain), to increase our chances of successfully creating new blocks on the Bitcoin blockchain (a process known as “solving a block”). Generally, the greater share of the Bitcoin blockchain’s total network hash rate (the aggregate hash rate deployed to solving a block on the Bitcoin blockchain) a miner’s hash rate represents, the greater that miner’s chances of solving a block and, therefore, earning the block reward, which is currently 6.25 Bitcoin plus transaction fees per block (subject to periodic halving, as discussed below). As the proliferation of Bitcoin continues and the market price for Bitcoin increases, we expect additional miner operators to enter the market in response to an increased demand for Bitcoin which we anticipate to follow increased Bitcoin prices. As these new miner operators enter the market and as increasingly powerful miners are deployed in an attempt to solve a block, the Bitcoin blockchain’s network hash rate grows, meaning an existing miner must increase its hash rate at pace commensurate with the growth of network hash rate to maintain its relative chance of solving a block and earning a block reward. As we expect this trend to continue, we will need to continue growing our hash rate to compete in our dynamic and highly competitive industry.

A key component of the Bitcoin Mining business segment is to acquire highly specialized computer servers (known in the industry as “miners”), which operate application-specific integrated circuit (“ASIC”) chips designed specifically to mine Bitcoin, and deploy such miners at-scale in our Rockdale Facility and Corsicana Facility, that utilize innovative and efficient immersion-cooled environments. The Rockdale Facility and the Corsicana Facility, which are supported by our dedicated best-in-class team, enable our large-scale Bitcoin Mining operations and provide the necessary infrastructure and available power capacity for us to continue scaling our Bitcoin Mining business. We believe ASIC miners are the most effective and energy-efficient miners available today, and we believe deploying them at-scale, including in quiet immersion-cooled environments, with their more efficient heat dissipation and reduced wear-and-tear compared to traditional air-cooled hardware, will enable us to continue growing our hash rate and optimize the output and longevity of our miners once they are deployed.

During the year ended December 31, 2023, we entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”) with MicroBT Electronics Technology Co., LTD, through its manufacturing affiliate,

SuperAcme Technology (Hong Kong) Limited (collectively, “MicroBT”) to secure the long-term supply of state-of-the-art immersion miners from MicroBT, all of which are being manufactured in the United States. Pursuant to the Master Agreement, MicroBT agreed to provide us with ready access to its newest and most powerful miners, at their most competitive prices. In 2023, we executed two purchase orders under the Master Agreement to acquire a total of 99,840 new MicroBT miners (consisting of 8,320 M56S+ model miners, 22,684 M56S++ model miners, 20,778 M66 model miners, and 48,058 M66S model miners), primarily for use at our Corsicana Facility, for a total purchase price of approximately $453.4 million. Delivery of these miners began in the fourth quarter of 2023 and will be completed in monthly batches according to the delivery schedules specified under the applicable purchase order. All 99,840 miners are expected to be received and deployed by mid-2025. Upon full deployment of these new, state-of-the-art MicroBT immersion miners, we anticipate a total self-mining hash rate capacity of 38 EH/s. The Master Agreement also provides us with options to purchase up to 66,560 additional miners per year through December 31, 2027, on the same terms as the initial order, for an aggregate of 265,000 additional miners. For additional discussion of our purchase orders with MicroBT, see the purchase orders incorporated by reference as exhibits to this Annual Report.

Mining Pools

A “mining pool” is a service operated by a mining pool operator that pools the resources of individual miners to share their processing power over a network. Mining pools emerged in response to the growing difficulty and network hash rate competing for Bitcoin rewards on the Bitcoin blockchain as a way of lowering costs and reducing the risk of an individual miner’s mining activities. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Mining pools are subject to various risks such as disruption and down time. In the event that a pool we utilize experiences down time or is not yielding returns, our results may be impacted.

We have utilized two types of mining pools:

●	The first type of mining pool uses software that coordinates the pool members’ hash rate, identifies new block rewards, records how much work all the participants are doing, and assigns Bitcoin rewards to its participants in proportion to the hash rate each participant contributed to the successful mining transaction. Fees are paid to the mining pool operator to cover the costs of maintaining the pool and are deducted from amounts we may otherwise earn. Fees and payouts fluctuate and historically have been no more than approximately 2% per reward earned, on average. We utilized this type of mining pool during the years ended December 31, 2021 and throughout 2022, until mid-December 2022.
●	The second type of mining pool pays Bitcoin rewards utilizing a “Full-Pay-Per-Share” payout of Bitcoin based on a contractual formula, which calculates payout primarily based on the hash rate provided by us to the mining pool as a percentage of total network hash rate, along with other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator. We transitioned completely to this type of mining pool in December 2022, and utilized it for the year ended December 31, 2023.

Immersion-cooling

The initial phase of the development of the Corsicana Facility involves the construction of 400 megawatts (“MW”) of immersion-cooled Bitcoin Mining and Data Center Hosting infrastructure. We anticipate that immersion-cooling technology will present many unique opportunities to increase efficiencies in Bitcoin mining and are constantly evaluating new and emerging technologies in the Bitcoin ecosystem to make our mining operations more efficient.

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

Data Center Hosting

Our Data Center Hosting business segment is operated at our Rockdale Facility and focuses on providing co-location services for institutional-scale Bitcoin mining companies. The Rockdale Facility provides the critical infrastructure and workforce necessary for institutional-scale miners to deploy and operate their miners in buildings specifically designed to operate Bitcoin miners at scale.

In pursuit of achieving the most efficient power strategy, we combine fixed low-cost power agreements, real-time spot power procurement, and credit from our participation in ancillary power services programs established by the Electric Reliability Council of Texas (“ERCOT”). We benefit from this low-cost energy by maximizing production margins.

During the year ended December 31, 2023, we completed our expansion of the Rockdale Facility, more than doubling its developed capacity from the time of its acquisition in May 2021.

The expansion of our Rockdale Facility has provided us with the capacity to deploy our current fleet of miners and bring our Bitcoin Mining business segment entirely in-house, while still allowing us to continue offering Data Center Hosting services. We believe deploying our miners at the expanded Rockdale Facility offers many advantages for our Bitcoin Mining operations, such as operating without incurring third-party colocation services fees and doing so at the low fixed energy costs available to the Rockdale Facility under its long-term Power Purchase Agreement (“PPA”).

Engineering

Our Engineering business segment designs and manufacturers power distribution equipment and custom engineered electrical products that provide us with the ability to vertically integrate many of the critical electrical components and engineering services necessary for our Corsicana Facility development and Rockdale Facility expansion and to reduce our execution and counter-party risk in ongoing and future expansion projects. Engineering and other specialized talent employed in our Engineering business segment also allows us to continue to explore new methods to optimize and develop a best-in-class Bitcoin mining operation and has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

Our Engineering business segment also provides electricity distribution product design, manufacturing, and installation services primarily focused on large-scale commercial and governmental customers and serves a broad scope of clients across a wide range of markets including data center, power generation, utility, water, industrial, and alternative energy. Products are custom built to client and industry specifications.

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

Our competition in the Bitcoin mining space fluctuates due to a number of factors, including, but not limited to, the value of Bitcoin rewards for mining and public perception. See more details below under “Industry Trends”. Our main competitors generally include other large Bitcoin mining companies, both publicly listed and private, as well as other Bitcoin miners who participate in mining pools.

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

Industry Trends

During 2022 and 2023, we observed several companies in the Bitcoin ecosystem experience significant challenges and initiate bankruptcy proceedings due to the significant volatility in the price of Bitcoin, the increase in interest rates, the volatility in spot prices of power, and other national and global macroeconomic factors. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on significantly compressed margins. Further affecting the margins of the companies within the Bitcoin ecosystem, the Bitcoin reward for solving a block is subject to periodic incremental halving, as described below under the heading “Factors Affecting Profitability - Halving.”

The dramatic increase in the price of Bitcoin observed in the market during prior years caused many companies to over-leverage themselves, thus operating in potentially unsustainable ways given the recent variability in the price of Bitcoin. We chose to refrain from engaging in any significant debt-financing activities during this period and, as a result, has not been subject to the significant debt-service shortfalls some of our competitors are experiencing. Despite such challenges in the ecosystem, we continue to focus on building long-term stockholder value by taking strategic action to vertically integrate our business, expanding the Rockdale Facility and developing the Corsicana Facility. Management believes this focus will positively affect each of our three business segments by providing more capacity for our Bitcoin Mining and Data Center Hosting operations, and by capitalizing on supply chain efficiencies garnered through our Engineering segment. As we grow our business, we continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining and Data Center Hosting facilities.

We anticipate companies in our industry will continue to experience challenges, and that 2024 may continue to be a period of consolidation in the Bitcoin mining industry. Further, given our relative position, liquidity, and absence of any significant long-term debt, we believe we are well positioned to benefit from such consolidation. We are continuously evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry, and our business and financial results may change significantly as a result of such strategic growth.

The recent shutdowns of certain digital asset exchanges and trading platforms due to fraud or business failure has negatively impacted confidence in the digital asset industry as a whole and led to increased oversight and scrutiny of the industry. We did not have any exposure to any digital asset lenders or exchanges who have declared bankruptcy or have suspended operations. We only hold and sell Bitcoin that we have mined and do not sell, hold, or redeem any Bitcoin for any other parties. Our Bitcoin is held in cold storage wallets by a well-known U.S.-based third-party digital asset-focused custodian. We also sell our Bitcoin using our custodian’s U.S. brokerage services.

In 2023, the banking industry and financial services sector experienced disruptions and instability. In March 2023, Silvergate Capital Corporation, the holding company for Silvergate Bank, which was primarily focused on the digital asset industry, announced its intent to wind down operations and voluntarily liquidate its holdings. Also in March, Silicon Valley Bank and Signature Bank both closed. The Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver following their closures and transferred substantially all assets of the former banks to newly created, FDIC-operated bridge banks in an action to protect all depositors of the banks. In May 2023, First Republic Bank was closed, and the FDIC sold substantially all of First Republic Bank’s assets to JP Morgan Chase & Co.

Although we maintained certain operating accounts with Signature Bank prior to its closure, we have since transferred all our deposits previously held with the bank to other banking institutions. We did not lose access to our accounts or experience interruptions in banking services, and we suffered no losses with respect to our deposits at Signature Bank as a result of the bank’s closure. We did not have any banking relationships with Silicon Valley Bank, Silvergate Bank, or First Republic Bank, and currently hold our cash and cash equivalents at multiple banking institutions. Although we did not suffer any losses, we continue to monitor for updates to mitigate any future impacts we may be subject to as a result of instability of the banking industry and financial services sector.

Research and Development

In 2022, we initiated development of the Corsicana Facility to expand our Bitcoin Mining and Data Center Hosting capabilities on a 265-acre site in Navarro County, Texas, located next to the Navarro Switch. Once complete, we expect the Corsicana Facility to have one gigawatt of developed capacity for Bitcoin Mining and Data Center Hosting operations.

The initial phase of the development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin Mining and Data Center Hosting infrastructure, as well as a high-voltage power substation and transmission facilities to supply power and water to the facility. Construction of the substation and the data centers is ongoing and operations are expected to commence by the end of the first quarter of 2024, following commissioning of the substation.

Materials and Suppliers

We maintain several key supplier relationships that are important to our business to secure mining hardware and infrastructure components and other materials. Given the complexity of developing mining hardware, there are few suppliers that can produce miners at scale. For example, our purchase orders with MicroBT have future delivery schedules that extend out many months before those miners are delivered to our Rockdale Facility. These fluctuations in delivery timelines require us to plan to purchase miners well in advance of when we anticipate deploying those miners.

Our development of the Corsicana Facility requires large quantities of electrical infrastructure components and construction materials. We seek to procure these materials from our suppliers in sufficient quantities so that we can deploy miners at scale on accelerated timelines. Further, our immersion-cooled Bitcoin Mining activities require large volumes of specialized non-conductive fluid, for which there are limited manufacturers.

Global Logistics

Global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Annual Report, we have been able to effectively mitigate any delivery delays to avoid materially impacting our miner deployment schedule; however, there are no assurances we will be able to continue to mitigate any such delivery delays in the future. Additionally, the development of the Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and hold many of the required materials to help mitigate global supply logistic and pricing concerns. We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans.

Regulatory

We anticipate that Bitcoin mining will be a focus for potential increased regulation in the near- and long-term, and we cannot predict how future regulations may affect our business or operations.

State regulation of Bitcoin mining is an important consideration with respect to where we conduct our mining operations. Our Rockdale Facility and our Corsicana Facility are both located in the State of Texas. To the extent that there is any state regulation of Bitcoin mining, we believe Texas is likely to remain one of the most favorable regulatory environments for Bitcoin miners.

In March 2022, the SEC issued proposed climate-related disclosure requirements for registrants and received thousands of comments on the proposal. We continue to await the release of any potential finalized rules requiring such disclosures following the analysis of the comments.

In January 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), Office of the Comptroller of the Currency, and FDIC issued a joint statement regarding perceived risks to banks with clients in crypto-asset industries. In January 2023, the Federal Reserve also issued a policy statement broadening its regulatory authority to limit the activities of state-chartered banks. Several leaders in the U.S. Congress sent oversight letters to the prudential regulators pushing back on any efforts to place limits on banking activity for digital asset industries. Riot has also diversified banking relationships to mitigate any potential regulatory risk with respect to financial services.

Additionally, in January 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and its intention to develop a regulatory framework for the digital asset industry. Bipartisan leadership of the Senate Banking Committee announced that goal as well. Over the course of 2023, the House Financial Services Committee passed various bills, including a bill to provide a market structure for digital assets, but no such legislation has received a vote on the floor of the full House.

In January 2024, a decade after initial applications were filed, the SEC approved a series of spot Bitcoin exchange-traded funds, which have received billions of dollars of in-flows.

Also in January 2024, the U.S. Energy Information Administration initiated a provisional survey of electricity consumption information from cryptocurrency mining companies operating in the United States. The survey was authorized by the Office of Management and Budget as an emergency data request. This action is purely a survey, and it remains unclear whether or how the information will be used in future regulatory efforts.

Leaders on both the U.S. House Financial Services Committee and U.S. Senate Banking Committee have expressed interest in passing legislation to provide additional regulatory authority to address risks related to the use of digital assets in illicit financial activity. The U.S. Treasury Department has also requested additional authorities to address such risks. However, we have not seen sufficient support emerge in favor of any particular proposal to anticipate any specific changes at this time.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. However, we continue to monitor and proactively engage in dialogue on regulatory and legislative matters related to our industry.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our Bitcoin Mining and other activities. For additional discussion regarding our belief about the potential risks that existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

Environmental

There are increasing concerns over the quantity of energy, particularly from non-renewable sources, used for Bitcoin mining and its effects on the environment. Many media reports focus exclusively on the energy requirements of Bitcoin mining and cite it as an environmental concern. However, those reports tend to omit discussion of the positive contributions associated with Bitcoin mining to other customers on the electrical grid. Bitcoin mining operations present a stable demand for energy and can be quickly curtailed, uniquely positioning businesses that engage in Bitcoin mining to respond to increased electricity demand in emergency situations. Throughout 2023, we voluntarily reduced our operations and curtailed our energy consumption to allow our energy provider to redirect our power allotment back into the ERCOT market during extreme weather events. By taking such actions, we immediately helped to stabilize the grid by allowing our power allotment to be delivered to the areas of greatest need, such as heating homes and powering hospitals. Overall, our operations incentivize new power generation development and our actions help to reduce the frequency and impact of power failures and electricity price surges. In exchange for powering down our systems in response to high electricity demand, we receive benefits associated with the difference between our contractual cost of power and the price at which such power is sold on the ERCOT market (less any applicable fees payable to our consultants who assist with our participation in the ERCOT Demand Response Services Program). Additionally, we voluntarily participate in load response programs operated by ERCOT, whereby we temporarily give ERCOT the right to curtail a set portion of our power load at their discretion in exchange for a fee. Ultimately, these benefits are shared by us and all participants in the ERCOT market, through the positive incentivizing of energy supply and demand consistency across the ERCOT marketplace, which contributes positively to the overall health of the Texas grid.

Human Capital Resources

During the past year, we have made substantial investments in our workforce to retain and attract best-in-class employees, substantially growing our employee base, while also internally promoting individuals to key positions across the Company. As of December 31, 2023, we had a total workforce of approximately 534 employees across our entire organization, including professionals in engineering, information and technology, operations, construction, manufacturing. finance, legal, communications, and Bitcoin Mining operations. Of our total workforce, approximately 431 employees were in engineering, construction, manufacturing, and Bitcoin Mining operations and approximately 103 employees were in a general or administrative support function, such as information and technology, finance, legal or communications. Approximately 43% of our workforce was in Colorado and 53% was in Texas.

Our strategy with human capital resources is to align the interests of our employees with our key long-term success drivers. In execution of this strategy, we adopted a long-term performance incentive program, under which all eligible employees are granted a combination of service-based restricted stock awards that generally vest over a three-year period and performance-based restricted stock awards that are eligible to vest based on our achievement of specific performance or total stockholder return milestones. During 2023, certain employees under the long-term performance program were eligible to receive cash in lieu of restricted shares of our common stock awards based on achievement of these same performance milestones. We believe our performance program is a key incentive for our employees that aligns their long-term interests with our long-term objectives as an organization.

In addition to Riot’s long-term incentive program and competitive cash compensation practices, our employees are provided with excellent health benefits, paid parental leave, paid time off, and additional benefits.

We recognize the positive impact that leaders within a company can have on their teams, and we believe every employee is and should be a leader within our Company. Consequently, in addition to seeking out top talent from outside of our organization to foster this positive impact, we offer management and executive leadership training, and encourage the continuous development of leaders across the Company, and motivate every Company employee to take ownership over their impact on the Company’s success.

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

Diversity, Equity, and Inclusion

We support diversity and inclusion in a workplace where employees can thrive, and our policies are designed to promote fairness and respect for everyone. Diverse backgrounds, experiences and opinions are encouraged and welcomed. In support of such diversity and inclusion, we act in accordance with our Code of Ethics and Business Conduct and our Non-Discrimination and Anti-Harassment Policy to create a safe environment free from discrimination or harassment that respects the human rights of our employees. We strive to achieve a workplace where opportunities for success are created and available for all employees. In support of this goal, in 2023, we required all employees to complete unconscious bias and harassment trainings.

Compensation and Benefits

Our compensation programs are designed to provide incentives to attract, retain, and motivate employees to achieve our long-term goals. Specifically, we compare salary and wages against quantitative benchmarks and adjust monetary compensation to ensure wages are competitive and consistent with employee positions, skill levels, experience, and geographic location. We maintain a robust process for ensuring pay equity across the Company and increases in incentives and compensation based on merit and performance.

We provide a comprehensive range of benefits options, including medical, dental, and vision insurance for employees and family members, paid and unpaid leaves, and life and disability/accident insurance coverage. Benefits for employees outside of the United States are provided based on country-specific practices and are intended to support the health and well-being of our employees and their families.

Bitcoin Mining Results

Bitcoin Mining Production and Bitcoin Sales

One way we measure the success of our operations is by the number and U.S. Dollar value of the Bitcoin rewards we earn from our Bitcoin Mining activities. The following table presents information regarding our Mining operations, including Bitcoin production and sales of the Bitcoin we mine.

	Quantity	Amounts
Balance as of January 1, 2021	1,078	$10,186
Revenue recognized from Bitcoin mined	3,812	184,422
Exchange of Bitcoin for employee compensation	(6)	(295)
Realized gain on sale/exchange of Bitcoin	—	253
Impairment of Bitcoin	—	(43,973)
Balance as of December 31, 2021	4,884	150,593
Revenue recognized from Bitcoin mined	5,554	156,870
Proceeds from sale of Bitcoin	(3,425)	(79,529)
Exchange of Bitcoin for employee compensation	(39)	(1,495)
Realized gain on sale/exchange of Bitcoin	—	30,346
Impairment of Bitcoin	—	(147,365)
Balance as of December 31, 2022	6,974	109,420
Cumulative effect upon adoption of ASU 2023-08	—	5,994
Revenue recognized from Bitcoin mined	6,626	188,996
Bitcoin receivable	(21)	(878)
Proceeds from sale of Bitcoin	(6,185)	(176,219)
Exchange of Bitcoin for employee compensation	(32)	(869)
Change in fair value of Bitcoin	—	184,734
Balance as of December 31, 2023	7,362	$311,178

We increased the quantity of Bitcoin rewards earned from our Bitcoin Mining operations from 5,554 Bitcoin mined in 2022, to 6,626 Bitcoin mined in 2023, representing an increase of approximately 19.3%. Revenue recognized from our Bitcoin Mining activities increased from approximately $156.9 million during 2022 to $189.0 million during 2023, representing an increase of approximately 20.5%. The increase was due to an increase in Bitcoin rewards earned as a result of an increase in the number of miners deployed from 88,556 as of December 31, 2022, to 112,944 as of December 31, 2023, partially offset by an increase in the global network hash rate.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is heavily dependent on the spot price of Bitcoin. The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, subject to rapidly changing investor sentiment, and influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other cryptocurrencies) may have value based on various factors, including, but not limited to, their acceptance as a means of exchange by consumers and producers, scarcity, and market demand, all of which are beyond our control.

Halving

Further affecting the industry, particularly for the Bitcoin blockchain, the Bitcoin reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in Bitcoin, which uses a proof-of-work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halvings three times since its inception as follows: (1) on November 28, 2012, at block height 210,000; (2) on July 9, 2016, at block height 420,000; and (3) on May 11, 2020, at block height 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is currently anticipated to occur in April 2024 at block height 840,000. Halvings will continue to occur until the total amount of Bitcoin currency rewards issued reaches approximately 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of Bitcoin, and potential increases or decreases in prices in advance of or following a future halving is unknown.

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

For further discussion of the factors affecting our profitability, see the discussion under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Summary of Bitcoin Mining Results” of this Annual Report, as well as the discussion of various risks, factors, and uncertainties we believe may affect our revenue and results of operations under Part I, Item 1A. “Risk Factors” of this Annual Report.

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

However, as the relative market price for Bitcoin increases, more miners are encouraged to attempt to mine Bitcoin, which increases Bitcoin’s global network hash rate. Therefore, to remain competitive, miners seek to continually increase their total hash rate, creating a feedback loop: as Bitcoin gains popularity and its relative market price increases, more miners attempt to mine Bitcoin and its global network hash rate is increased; in response, existing miners and new miners devote more and more hash rate to the Bitcoin blockchain by adding more, and increasingly powerful, miners to attempt to ensure their ability to earn additional Bitcoin rewards. As a result, the network difficulty of the Bitcoin network is increased to maintain the pace of new block additions, spurring miners to seek to deploy yet further hash rate to earn the same relative number of new Bitcoin rewards. In theory, this process should continually replicate itself until the supply of available Bitcoin is exhausted.

In response, miners have attempted to achieve greater hash rate by deploying increasingly sophisticated miners in ever greater quantities. This has become the Bitcoin mining industry’s great “arms race.” There are very few manufacturers of miners capable of producing a sufficient number of miners of adequate quality to meet this need, and scarcity results, leading to higher prices. Compounding this phenomenon, it has been observed that some manufacturers of Bitcoin miners may increase prices for new miners as the market price of Bitcoin increases. Further, these manufacturers have also been impacted by the ongoing global supply chain crisis resulting from COVID-19, both in terms of increased prices for the components of these new miners resulting from the constrained supply of the semiconductors used in the production of the highly specialized ASIC chips miners rely on, and in terms of labor costs to manufacture new miners as workforces are affected by increased absenteeism due to COVID-19 restrictions and employee burnout. Thus, miner manufacturers are subject to increasing price pressures due to both increased demand for new miners and decreased supply of necessary components and labor, ultimately leading manufacturers to charge higher prices for new miners.

Intellectual Property

We actively use specific hardware and software for our Bitcoin Mining operations. The Bitcoin blockchain is generally built on open-source code and, in certain cases, the source code and other software assets we use in our Bitcoin Mining operations may be subject to an open-source license. For these works, we adhere to the terms of any license agreements that may be in place. We also rely upon the intellectual property rights of others in certain respects in connection with our immersion-cooling technology.

We currently rely on trade secrets, trademarks, service marks, trade names, copyrights, and other intellectual property rights, and on licenses to use intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software and hardware applications in connection with Bitcoin Mining operations, including our immersion-cooled Bitcoin Mining developments.

Information About Our Executive Officers

The following sets forth the name, age, and position of each of the persons who were serving as executive officers as of the filing of this Annual Report.

Name	Age	Position
Jason Les	38	Director and Chief Executive Officer (principal executive officer)
Benjamin Yi	41	Director and Executive Chairman
Colin Yee	48	Executive Vice President, Chief Financial Officer (principal financial officer)
William Jackman	40	Executive Vice President, General Counsel and Secretary
Jason Chung	42	Executive Vice President, Head of Corporate Development & Strategy
Ryan Werner	44	Senior Vice President, Chief Accounting Officer (principal accounting officer)

Jason Les (age 38) has served as our Chief Executive Officer (“CEO”) since February 2021 and as a member of the board of directors since October 2017. He has been deeply involved with Bitcoin since 2013, with significant experience in Bitcoin mining, as an engineer studying protocol development, and contributing to open-source projects. Mr. Les was previously a founding partner of Binary Digital from May 2017 to November 2020, a software-development company where he led the engineering team and coordinated project development for artificial intelligence, reverse engineering, and inter-software compatibility projects. Additionally, his background includes over a decade of unique experience as a former professional heads-up poker player. He holds a Bachelor of Science, Computer Science from the University of California, Irvine.

Benjamin Yi (age 41) has served as our Executive Chairman since May 2021, as a member of the Board since October 2018, and as Chairman of the board of directors from November 2020 through May 2021. In this role, he is directly involved in our day-to-day operations, playing a key role in setting and fulfilling the Board’s strategic aims for the Company. Mr. Yi brings significant corporate governance experience to Riot’s Board and executive management team, having served as an independent director and committee chair of several private and public companies. Prior to joining Riot, Mr. Yi led capital markets and corporate development at IOU

Financial, a fin-tech enabled lender to small businesses across North America and investee company of Neuberger Berman from January 2017 through May 2021. Mr. Yi brings almost two decades of unique capital markets experience to the Company, and a particular expertise in fintech, specialty finance, and investing throughout a company’s capital structure. Mr. Yi holds a Bachelor of Commerce, specialist in Finance, major in Economics from University of Trinity College and a Master of Finance from University of Toronto – Rotman School of Management.

Colin Yee (age 48) has served as our Executive Vice President, Chief Financial Officer since July 2023, and Chief Financial Officer from September 2022 to July 2023. Previously, he was our Head of Corporate and Financial Operations from April 2022 to September 2022. Prior to joining Riot, Mr. Yee founded Clear Capital Management Corporation which has been operating since September 2007. He served as the Chief Operating Financial Officer of Avebury Partners, a leading asset management firm that operates within the real estate, geothermal exchange, and construction sectors, from March 2021 to March 2022. From 2016 to 2021, Mr. Yee served as the CFO for Forum Equity Partners, a large private equity firm specializing in real estate, renewable energy and infrastructure. Mr. Yee is a Chartered Professional Accountant and holds a Bachelor of Science in Cellular Biology and a Bachelor of Commerce in Accounting from the University of Calgary.

William Jackman (age 40) has served as our Executive Vice President, General Counsel and Secretary, since September 2022, and as General Counsel and Secretary since July 2021. As a member of the executive team, Mr. Jackman manages the Company’s legal affairs, drawing upon his unique business and legal acumen to navigate strategic decisions and develop innovative solutions to complex challenges. Previously, Mr. Jackman represented S&P 500 companies as well as other public companies in the areas of securities laws, mergers and acquisitions, and power generation. Prior to joining Riot, Mr. Jackman was a Leader of Public Companies and Securities at Roger Towers, P.A., one of Florida’s oldest and most established law firms, from March 2018 to January 2022. Additionally, he was a Senior Corporate Attorney at Holland & Knight LLP, a multinational law firm, from May 2014 through August 2017. Mr. Jackman holds dual Juris Doctorate law degrees from the Universities of Windsor and Detroit, as well as an MBA from Nova Southeastern, and is a member of the New York, Florida, and Ontario Bar Associations.

Jason Chung (age 42) has served as our Executive Vice President, Head of Corporate Development & Strategy since July 2023, and Head of Corporate Development & Strategy from June 2022 to July 2023. Mr. Chung spearheads the coordination of Riot's corporate development, capital markets, and investor relations efforts. Mr. Chung brings two decades of experience in investment banking and a wealth of knowledge in corporate finance to Riot. Prior to joining Riot, Mr. Chung served as Managing Director, M&A, at Nomura Holdings, Inc. from March 2017 through June 2022 and Executive Director, Mergers & Acquisitions from March 2014 through December 2016 where he advised global clients on cross-border transactions in the technology sector across multiple countries, including the US, Canada, Germany, Japan, Korea, France, and Singapore. Mr. Chung’s investment banking career spanned nearly $20 billion in mergers and acquisitions transactions and included building and growing advisory teams. Mr. Chung is a CFA charter holder and earned a Bachelor of Commerce and Finance degree, minoring in History, from the University of Toronto.

Ryan Werner (age 44) has served as our Senior Vice President and Chief Accounting Officer since September 2022. Previously, Mr. Werner served as our Vice President of Finance from March 2021 to September 2022. Mr. Werner is responsible for the leadership and oversight of our public accounting function, leading the Company’s team of accounting and finance professionals. Prior to joining Riot, Mr. Werner was a Senior Director, Real Estate and Transactions Accounting at UDR, an S&P 500 constituent and multifamily real estate investment trust, from March 2013 through March 2021. Mr. Werner began his career in Ernst & Young’s audit practice, where he was a Senior Manager and specialized in publicly traded companies. Mr. Werner is a Certified Public Accountant and holds a Master of Accounting and Information Systems degree, as well as a Bachelor of Science in Accounting & Business Administration degree, both from the University of Kansas.

There are no familial relationships among our executive officers and any directors, except that Mr. Yi is married to the first cousin of Hannah Cho, who serves on our board of directors. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any of such executive officers were selected.

Corporate Information

Our principal executive office is located at 3855 Ambrosia Street, Suite 301, Castle Rock, Colorado 80109, and our telephone number is (303) 794-2000. Our records are kept at our principal executive office.

We were incorporated in the State of Colorado on July 24, 2000, under the name AspenBio, Inc., and have been through a number of subsequent name changes. Effective October 19, 2017, we adopted the corporate name Riot Blockchain, Inc., and changed our state of incorporation to Nevada. Effective December 30, 2022, we adopted our current corporate name, Riot Platforms, Inc., and remained incorporated in Nevada.

Our website address is www.riotplatforms.com.

Additional Information

We file or furnish periodic reports and amendments thereto, including our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. These reports, and any amendments thereto, as filed with the SEC, can be accessed, free of charge, on the SEC’s website www.sec.gov. These documents may also be accessed on our website: www.riotplatforms.com through a link in the “Investors” section. The contemplated documents are placed on our website as soon as practicable after their filing with the SEC. The information posted on our website is not incorporated by reference into this Annual Report.

ITEM 1A. RISK FACTORS

Certain factors may have a materially adverse effect on our business, financial condition, and results of operations, including the risk, factors, and uncertainties described under this Part I, Item 1A., and elsewhere in this Annual Report. This is not an exhaustive list, and there are other factors that may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. You should carefully consider the risks, factors, and uncertainties described below, together with the other information contained in this Annual Report, as well as the risk, factors, uncertainties, and other information we disclose in other filings we make with the SEC before making an investment decision regarding our securities.

Risks Related to Our Ability to Grow Our Business

If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect the demand for Bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning Bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hash rate to keep up with a growing global network hash rate.

We plan to grow our hash rate by acquiring newer, more effective and energy-efficient miners. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners, and, as demand for new miners has increased in response to increased Bitcoin prices, we have observed the price of these new miners has increased. If we are unable to acquire enough new miners or access sufficient capital to fund our acquisitions, our results of operations and financial condition could be adversely affected, as could investments in our securities.

We may be impacted by macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease and the resulting global supply chain crisis.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic continue to persist and may also have long-lasting adverse impact on us and our industry. There are continued risks arising from new pandemics, epidemics or outbreaks of disease, and ongoing COVID-19 related issues which have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of new miners, as well as critical materials needed for our expansion plans. Further, miner manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized ASIC chips miners we rely on, and by increased labor costs to manufacture new miners as workforces and global supply chains continue to be affected by COVID-19 and may further be impacted by global outbreaks of various epidemics or disease, ultimately leading to continually higher prices for new miners. Thus, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners, and we may face difficulties obtaining the new miners we need at prices or in quantities we find acceptable, if at all, and our business and results of operations may suffer as a result.

In addition, labor shortages that have persisted since the COVID-19 pandemic and those arising from any new pandemics, epidemics or outbreaks of disease may lead to increased labor costs and difficulty in hiring and retaining the highly qualified and motivated people we need to conduct our business and execute on our strategic growth initiatives. Sustaining our growth plans will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce, and government cooperation, each of which may be affected by macroeconomic factors outside of our immediate control.

We cannot predict the duration or direction of current or new global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our workforce and capital resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition, and operating results may be harmed.

We expect the cost of acquiring new miners to continue to be affected by the ongoing global supply chain crisis.

Similarly, the ongoing global supply chain crisis, coupled with increased demand for computer chips, has created a shortfall of semiconductors, resulting in challenges for the supply chain and production of the miners we employ in our Bitcoin Mining operations. The miners are highly specialized servers built around ASIC chips, which very few manufacturers are able to produce in sufficient scale and quality to suit our operations. As a result, the cost to produce these miners has increased, and their manufacturers have passed on increased costs of production to purchasers like us. Therefore, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners, which could adversely affect our financial condition and results of operations.

We may not be able to timely complete our future strategic growth initiatives or within our anticipated cost estimates, if at all.

As part of our efforts to grow our hash rate and remain competitive in the market, we acquired thousands of new state-of-the-art miners from their manufacturer in 2022, which we started to deploy at our Rockdale Facility. To accommodate these new miners, we expanded the Rockdale Facility’s capacity to 700 MW of electrical power through the construction of four new 100 MW structures and the associated power and facilities infrastructure needed to operate them for industrial-scale Bitcoin Mining. Additionally, we are developing our Corsicana Facility, and we expect to complete Phase I in 2024. We will require additional new state-of-the-art miners to deploy at the Corsicana Facility as well as associated infrastructure development. Moreover, we have carried out these expansions amid the ongoing global supply chain crisis and residual ongoing issues related to COVID-19, and our costs of supplies, labor, and material have increased as a result. While our present expansion projects are proceeding on track with expectations, we cannot guarantee we will complete these expansions (or any future strategic growth initiatives) on time or within our cost estimates, if at all, due in part to the ongoing effects of the global supply chain crisis related to macroeconomic effects of COVID-19, increased inflation and changing conditions within the United States labor market. If we are unable to complete our planned expansions on schedule and within our anticipated cost estimates, our deployment of newly purchased miners may be delayed, which could affect our competitiveness and our results of operation, which could have a material adverse effect on our financial condition and the market price for our securities.

We may be unable to access sufficient additional capital for future strategic growth initiatives.

The expansion of our miner fleet and construction of our Corsicana Facility are capital-intensive projects, and we anticipate that future strategic growth initiatives will likewise continue to be capital-intensive. We expect to raise additional capital to fund these and other future strategic growth initiatives; however, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of our operations and financial condition may suffer, and the market price for our securities may be materially and adversely affected.

Expansion of our Rockdale Facility and construction of our Corsicana Facility potentially exposes us to additional risks.

We were expanding and may continue to expand our Rockdale Facility, and we are currently constructing our Corsicana Facility, which potentially exposes us to significant risks we may otherwise not be exposed to, including risks related to, among other sources: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part, of inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics, epidemics, and other health risks; unanticipated environmental issues and geological problems; delays related to permitting and approvals to commence operations from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments made in connection with such expansion.

All construction-related projects depend on the skill, experience, and attentiveness of our personnel throughout the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial difficulties or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

If we are unable to overcome these risks and additional pressures to complete our expansion and construction projects in a timely manner, if at all, we may not realize their anticipated benefits, and our business and financial condition may suffer as a result.

Economic and geopolitical events may create increased uncertainty and price changes.

We are subject to price volatility and uncertainty due to geopolitical crises and economic downturns. Such geopolitical crises and global economic downturns may be a result of invasion, or possible invasion by one nation of another, leading to increased inflation and supply chain volatility. Such crises will likely continue to have an effect on our ability to do business in a cost-effective manner. Inflation has caused the price of materials to increase leading to increased expenses to our business. Global crises and economic downturns may also have the effect of discouraging investment in Bitcoin as investors shift their investments to less volatile assets. Such shifts could have a materially adverse effect on our business, operations and the value of the Bitcoin we mine or the institutional data center clients we host.

Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.

Strategic acquisitions such as the Whinstone Acquisition and the ESS Metron Acquisition, both in 2021 (see Note 3. Acquisitions to our Consolidated Financial Statements for further information) are an important element of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired business and realize anticipated synergies. Integrating acquired businesses may involve unforeseen difficulties, may require a disproportionate amount of our management’s attention, and may require us to reallocate our resources, financial or otherwise.

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

Further, our acquisitions may subject us to new liabilities and risks, some of which may be unknown. Although we and our advisors conduct due diligence on the operations of businesses we acquire, there can be no guarantee that we are aware of all liabilities of an acquired company. These liabilities, and any additional risks and uncertainties related to an acquired company not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition, and results of operations.

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

We have raised capital to finance the strategic growth of our business through public offerings of our common stock, and we expect to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations. In 2022 and 2023, a number of digital asset platforms and exchanges filed for bankruptcy and/or became the subjects of investigation by various governmental agencies for, among other things, fraud. These disruptions in the crypto asset market may impact our ability to obtain favorable financing. If we raise additional equity financing, our stockholders may experience dilution of their ownership interests, and the per share value of our common stock could decline. If we are unable to generate cash flows from operation sufficient to support our strategic growth, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or obtaining additional equity financing on terms that may be onerous or highly dilutive. Furthermore, if we engage in debt financing, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We have a history of operating losses, and we may report additional operating losses in the future.

Our primary focus is on vertically integrating our Bitcoin Mining, and we have recorded historical losses and negative cash flow from our operations when the value of Bitcoin we mine does not exceed our associated costs. Further, as part of our strategic growth plans, we have made capital investments in expanding and vertically integrating our Bitcoin Mining operations, including the expansion of our Rockdale Facility, and the ongoing construction of our Corsicana Facility, increasing our employee base, and incurring additional costs associated with owning and operating a self-mining facility. However, future market prices of Bitcoin are difficult to predict, and we cannot guarantee that our future Bitcoin Mining revenue will exceed our associated costs.

The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space and can adversely affect an investment in the Company.

The digital asset exchanges on which Bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. In 2022 and 2023, a number of digital asset exchanges filed for bankruptcy proceedings and/or became the subjects of investigation by various governmental agencies for, among other things, fraud, causing a loss of confidence and an increase in negative publicity for the digital asset ecosystem. As a result, many digital asset markets, including the market for Bitcoin, have experienced increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases.

These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the digital asset industry as a whole. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

We depend on attracting and retaining officers, managers, and skilled professionals.

Our success depends, in large part, on our ability to hire, retain and motivate talented officers, leadership, and professionals. We cannot guarantee that such employees will be retained which may inhibit our management functions, strategic development, and other critical functions. Our growth may be constrained by human capital resource limitations as we compete with other companies for skilled employees. We will need to take strategic action to develop our pool of management and skilled employees as well as grow such pool to meet the demands of our corporate functions. If we are not able to do so, our business, and thus our ability to grow, may be materially adversely affected.

Risks Related to the Price of Bitcoin

Our ability to achieve profitability is largely dependent on the price of Bitcoin, which has historically been volatile.

Our primary focus on vertically integrating our Bitcoin Mining operations, the associated expansion of our Rockdale Facility, and the ongoing construction of our Corsicana Facility is largely based on our assumptions regarding the future value of Bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation making its price more volatile or creating “bubble” type risks for the trading price of Bitcoin. Further, unlike traditional stock exchanges, which have listing requirements and vet issuers, requiring them to comply with rigorous listing standards and rules, and which monitor transactions for fraud and other improprieties, markets for Bitcoin and other cryptocurrencies tend to be underregulated, if they are regulated at all. In general, less stringent markets are perceived to have a higher risk of fraud or manipulation and any lack of oversight or perceived lack of transparency could reduce confidence in the price of Bitcoin and other cryptocurrencies, which could adversely affect the price of Bitcoin. As disclosed in Part I, Item 1. “Business” of this Annual Report, under the subheading “Regulatory,” Bitcoin and crypto asset markets generally may be subject to increased scrutiny and regulation by the U.S. legislature and government agencies, and such evolving regulatory and legal environment may impact our Bitcoin Mining and other activities.

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

Bitcoin market exposure to financially troubled cryptocurrency-related companies may impact our reputation, the price of Bitcoin and the profitability of our Bitcoin Mining operations.

The failure of several crypto platforms has impacted and may continue to impact the broader crypto economy; the full extent of these impacts may not yet be known. Bitcoin is subject to price volatility resulting from financial instability, poor business practices, and fraudulent activities of players in the broader cryptocurrency market. When investors in cryptocurrency and cryptocurrency-based companies experience financial difficulty as a result of price volatility, poor business practices, and/or fraud, it has caused, and may continue to cause, loss of confidence in the cryptocurrency space, reputational harm to cryptocurrency assets, heightened scrutiny by regulatory authorities and law makers, and a steep decline in the value of Bitcoin, among other material impacts. Such adverse effects have affected, and may in the future, affect the profitability of our Bitcoin Mining operations and our ability to obtain a profit from hosting institutional-scale data center clients.

Bitcoin is subject to halving, and our Bitcoin Mining operations may generate less revenue as a result.

As disclosed in Part I, Item 1. “Business” of this Annual Report, under the subheading “Halving,” the number of new Bitcoin awarded for solving a block is cut in half – hence, “halving” – at mathematically predetermined intervals. The next halving for the Bitcoin blockchain is currently anticipated to occur in April 2024. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow future halving events, the revenue we earn from our Bitcoin Mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

Transaction fees may decrease demand for Bitcoin and prevent expansion.

As the number of Bitcoin currency rewards granted for solving a block in the Bitcoin blockchain has decreased, transaction fees have increasingly been used to incentivize miners to continue to contribute to the Bitcoin network. However, high Bitcoin transaction fees may slow the adoption of Bitcoin as a means of payment, which may decrease demand for Bitcoin and future prices of Bitcoin may suffer as a result. If Bitcoin prices are not sufficiently high, our Bitcoin Mining revenue may not exceed our associated costs, and our results of operations and financial condition may suffer. Further, because the price of shares of our common stock may be linked to the price of Bitcoin, if demand for Bitcoin decreases, causing future Bitcoin prices to decrease, the market price of our securities may be materially and adversely affected, limiting our ability to raise additional capital to fund our strategic growth plans.

Bitcoin faces significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Bitcoin (and cryptocurrencies, generally) face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, including Bitcoin. Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that a network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block. There is, however, no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective.

If adoption of Bitcoin (and cryptocurrencies, generally) as a means of payment does not occur on the schedule or scale we anticipate, the demand for Bitcoin may stagnate or decrease, which could adversely affect future Bitcoin prices, and our results of operations and financial condition, which could have a material adverse effect on the market price for our securities.

Risks Related to our Operations

To remain competitive in our industry, we seek to grow our hash rate to match the growing network hash rate and increasing network difficulty of the Bitcoin blockchain, and if we are unable to grow our hash rate at pace with the global network hash rate, our chance of earning Bitcoin from our Bitcoin Mining operations would decline.

As the adoption of Bitcoin has increased, the price of Bitcoin has generally appreciated, causing the demand for new Bitcoin rewards for successfully solving blocks on the Bitcoin blockchain to likewise increase. This has encouraged more miners to attempt to mine Bitcoin, which increases the global network hash rate deployed in support of the Bitcoin blockchain.

Because a miner’s relative chance of successfully solving a block and earning a new Bitcoin reward is generally a function of the ratio the miner’s individual hash rate bears to the global network hash rate, as the global network hash rate increases, a miner must increase its individual hash rate to maintain its chances of earning new Bitcoin rewards. Therefore, as new miners enter the industry and as miners deploy greater and greater numbers of increasingly powerful machines, existing miners must seek to continually increase their hash rate to remain competitive. Thus, a feedback loop is created: as Bitcoin gains popularity and its relative market price increases, more miners attempt to mine Bitcoin and the Bitcoin network hash rate is increased; in response, existing miners and new miners devote more and more hash rate to the Bitcoin blockchain by deploying greater numbers of increasingly powerful machines in an attempt to ensure their ability to earn additional Bitcoin rewards does not decrease. Compounding this feedback loop, the network difficulty of the Bitcoin network (i.e., the amount of work (measured in hashes) necessary to solve a block) is periodically adjusted to maintain the pace of new block additions (with one new block added to the blockchain approximately every ten minutes), and thereby control the supply of Bitcoin. As miners deploy more hash rate and the Bitcoin network hash rate is increased, the Bitcoin network difficulty is adjusted upwards by requiring more hash rate to be deployed to solve a block. Thus, miners are further incentivized to grow their hash rate to maintain their chance of earning new Bitcoin rewards. In theory, these dual processes should continually replicate themselves until the supply of available Bitcoin is exhausted. In response, miners have attempted to achieve greater hash rate by deploying increasingly sophisticated and expensive miners in ever greater quantities. This has become the Bitcoin mining industry’s great “arms race.” Moreover, because there are very few manufacturers of miners capable of producing a sufficient number of miners of adequate quality to meet this need, scarcity results, leading to higher prices. Compounding this phenomenon, it has been observed that some manufacturers of Bitcoin miners may increase the prices for new miners as the market price of Bitcoin increases.

Accordingly, to maintain our chances of earning new Bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin global network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for Bitcoin increases. Therefore, if the price of Bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new Bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

Because our miners are designed specifically to mine Bitcoin and may not be readily adaptable to other uses, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.

We have invested substantial capital in acquiring miners using ASIC chips designed specifically to mine Bitcoin and other cryptocurrencies using the 256-bit secure hashing algorithm (“SHA-256”) as efficiently and as rapidly as possible on our assumption that we will be able to use them to mine Bitcoin and generate revenue from our operations. Therefore, our Bitcoin Mining operations focus exclusively on mining Bitcoin, and our Bitcoin Mining revenue is based on the value of Bitcoin we mine. Accordingly, if the value of Bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, the revenue we generate from our Bitcoin Mining operations will likewise decline. Moreover, because our miners use these highly specialized ASIC chips, we may not be able to successfully repurpose them in a timely manner, if at all, to other uses, following a sustained decline in Bitcoin’s value or if the Bitcoin blockchain stops using SHA-256 for solving blocks. This would result in a material adverse effect on our business and could potentially impact our ability to continue as a going concern.

Our reliance on third-party miners may subject our operations to increased risk of design flaws.

The performance and reliability of our miners and our technology is critical to our reputation and our operations. We currently use Bitmain Technologies Limited (“Bitmain”) Antminer, and MicroBT WhatsMiner type miners, and if there are issues with those machines, such as a design flaw in the ASIC chips they employ, our system could be substantially affected. Further, we have encountered, and may in the future encounter, software and firmware complications associated with adapting our miners to operate in our immersion-cooled Bitcoin mining hardware, which may delay or otherwise limit the benefits we anticipate from our adoption of immersion-cooled mining. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Any exploitable weakness, flaw, or error common to the Bitmain or MicroBT miners we currently utilize could affect substantial portions of our miners; therefore, if a defect or other flaw exists and is exploited, a majority of, or all of our miner fleet could be adversely impacted. Any interruption, delay or system failure could result in financial losses, a decrease in the trading price of our common stock and damage to our reputation.

Our reliance primarily on immersion-cooling exposes us to additional risks.

We are increasingly relying on immersion-cooling for our Bitcoin Mining infrastructure, to a large extent at the Rockdale Facility, and entirely (at this phase) at our Corsicana Facility. Immersion-cooling is an emerging technology in Bitcoin mining, which is not in wide-spread use, and has yet to be deployed at this scale. As such, there is a risk we may not succeed in deploying immersion-cooling at such a large scale to achieve sufficient cooling performance. All Bitcoin mining infrastructure, including immersion-cooling and air-cooling, is an evolving study. Cooling of Bitcoin miners in general is a risk to achieving full potential from our hash rate, especially in the State of Texas.

We require meaningful volumes of water to support cooling of our Bitcoin miners for both immersion-cooling and air-cooling operations. The inability to secure adequate water, or the loss of access to such required water, would impact our ability to sustain efficient mining operations.

Our use of third-party mining pools exposes us to certain risks.

We receive Bitcoin rewards from our mining activity through third-party mining pool operators. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, after deducting the applicable pool fee, if any, used to solve a block on the Bitcoin blockchain. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other issue, it could negatively impact our ability to mine and receive revenue, if we are unable to quickly switch to another pool or to self-mine without a pool. Furthermore ,it is possible that the mining pool operator could fail to accurately record the total processing power provided to the pool for a given Bitcoin mining application, which would inhibit our ability to confirm the proportion of that total processing power which we provided. While we have internal methods of tracking both the hash rate we provide and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward, which may not match our own. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may not receive accurate block rewards from the pool, with limited recourse to correct these inaccuracies. This could lead us to decide against further participation in a mining pool, or mining pools generally, which may affect the predictability of our mining returns, which could have an adverse effect on our business and operations.

We may not be able to realize the benefits of forks.

The Bitcoin blockchain is subject to modification based on a consensus of the users on its network. When a significant minority of users on the network agree to a modification that is not compatible with the prior network protocol, a “fork” of the network results, with one prong running the pre-modified protocol and the other running the modified protocol. The effect of such a fork would be the existence of two “versions” of the blockchain running in parallel that are not interchangeable, which requires exchange-type transactions to convert between the two forks. Additionally, it may be unclear following a fork which of the two protocols represents the original and which is the new protocol. Different metrics adopted by industry participants to determine which is the original asset following a fork in the Bitcoin blockchain may include: referring to the blockchain with the greatest network hash rate, or to the “length” of blockchain (i.e., the time between the first transaction recorded in the blockchain’s distributed ledger and the date of the most recent transaction). Accordingly, it is possible that a fork may occur on the Bitcoin blockchain that results in an asset different from our current Bitcoin holdings, or a protocol different from SHA-256 (which our miners are specifically designed to operate), gaining predominance, and the value of our Bitcoin assets may suffer, or we may not be able to adapt our miners to the new protocol. Therefore, we may not realize the economic benefit of a fork in the Bitcoin blockchain, either immediately or ever, which could adversely affect an investment in our securities.

Cyber-attacks, data breaches or malware may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.

As a publicly traded company, we experience cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. There is an ongoing risk that some or all of our cryptocurrencies could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats, and, despite our implementation of strict security measures and frequent security audits, it is impossible to eliminate all such vulnerability. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers and any of our Data Center Hosting customers. Additionally, though we provide cybersecurity training for employees, we cannot guarantee that we will not be affected by further phishing attempts. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems or otherwise, could result in claims of liability against us, damage our reputation and materially harm our business.

We rely on a well-known U.S. based third-party digital asset-focused custodian to safeguard our Bitcoin. If our third-party service provider experiences a security breach or cyber-attack and unauthorized parties obtain access to our Bitcoin, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.

To date, we have not experienced a material cyber incident; however, we continue to encounter ongoing cyber-attacks and the occurrence of any such event in the future could subject us to liability to our customers, suppliers, business partners and others, or give rise to legal and/or regulatory action, which could damage our reputation or otherwise materially harm our business, operating results, and financial condition.

Incorrect or fraudulent Bitcoin transactions may be irreversible and we could lose access to our Bitcoin.

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the Bitcoin from the transaction. Because of the decentralized nature of the Bitcoin blockchain, once a transaction has been verified and recorded in a block that is added to the Bitcoin blockchain, an incorrect transfer of a Bitcoin or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our Bitcoin rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Though recent high profile enforcement actions against individuals laundering stolen Bitcoin have demonstrated some means of bringing malicious actors to justice for their theft, the stolen Bitcoin is likely to remain unrecoverable. Furthermore, we utilize a third-party custodian for our Bitcoin, and thus do not maintain a private key. However, if they lose access to our wallet, or if a malicious actor successfully denies the third-party custodian access to our wallet, we may be permanently denied access to the Bitcoin held in the wallet corresponding to the lost, stolen or blocked keys. Though we have taken and continue to take reasonable steps to secure our data and to store our Bitcoin with institutional custodians, if we, or our third-party custodian were to experience data loss relating to our digital wallets, we could effectively lose access to and the ability to use our Bitcoin assets. Moreover, we may be unable to secure insurance policies for our Bitcoin assets at rates or on terms acceptable to us, if at all, and we may choose to self-insure. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, results of operations and financial condition.

Our miners and mining infrastructure may not be adaptable to new technologies.

The market for data centers is characterized by rapidly changing technology, evolving industry and process standards, frequent new product introductions, and changing customer demands. Changes in industry practice or in technology could also reduce demand for the physical hosting space and infrastructure that we provide or make previous improvements in the Rockdale Facility and Corsicana Facility obsolete. Our ability to deliver technologically sophisticated infrastructure at the Rockdale Facility and Corsicana Facility, including power and cooling, is a significant factor in our customers’ decisions to collocate with us at the Rockdale Facility. The infrastructure at the Rockdale Facility and Corsicana Facility may become obsolete due to the development of new systems that deliver power to, or eliminate heat from, the miners or other customer equipment that we house, which may require us to expend significant capital resources to retrofit or otherwise upgrade our current systems to compete with data centers deploying these new systems.

While we believe the Rockdale Facility and upcoming Corsicana Facility are primed to be adaptable, new technology can be, by its nature, unpredictable. Moreover, even if we are able to respond, we may not be able to efficiently upgrade or change these systems without incurring significant costs. Operations may be negatively impacted by these upgrades as they are in process. This may impact our customers’ experience in the short term, which may have a negative impact on our operating cash flows, liquidity, and financial condition.

The Rockdale Facility is subject to a long-term ground lease, and we may be unable to fully realize the anticipated benefits of its expansion if the lease is not renewed or is otherwise terminated.

The Rockdale Facility is subject to a ground lease with an initial term of ten years, followed by three ten-year renewal periods at our option, unless terminated earlier. The long-term success of our plans for the Rockdale Facility is largely based on our ability to maintain the lease in effect and to renew it going forward. If we fail to maintain the lease or renew it once its initial term expires and the landlord requires the Rockdale Facility to vacate the premises, we will likely incur significant costs in relocating its operations, if we could do so at all, and our Bitcoin Mining and Data Center Hosting operations would be interrupted during such relocation. Further, if we fail to renew the lease on terms favorable to us, and our costs are increased, then we may not realize the anticipated benefits of our investment in the Rockdale Facility or any future development of its remaining available capacity. Any disruptions or changes to the Rockdale Facility’s present relationship with the landlord could disrupt our business and our results of operations negatively.

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

Our operations have required significant amounts of electrical power, and, as we continue to expand our mining fleet, operate our Rockdale Facility, and begin to operate our Corsicana Facility, we anticipate our demand for electrical power will continue to grow. The fluctuating price of electricity we require for our operations, and to power our expansion, may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.

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

Our operations have been, and may continue to be, adversely affected by events outside of our control, such as natural disasters.

We may be impacted by natural disasters, wars, health epidemics, weather conditions, the long-term effects of climate change, power outages or other events outside of our control. For example, we voluntarily halted operations at our Rockdale Facility during the severe winter storms in the first quarter of 2022 and 2021 that had a widespread impact on utilities and transportation. Additionally, as previously disclosed, we sustained damage to the Rockdale Facility’s infrastructure during the severe winter storms affecting Texas in December 2022 which caused miners to be offline and impacted approximately 2.5 EH/s of our hash rate capacity. In the future, regulators or power providers may, under new or revised rules, require us to power down the Rockdale Facility and/or the Corsicana Facility, once it begins operations, during such events. If major disasters such as earthquakes, floods or other climate-related events occur, the Rockdale Facility, Corsicana Facility, or our other offices are severely damaged, or our information system or communications break down or operate improperly, our operations may be interrupted. We may incur expenses or delays relating to such events outside of our control, which may not be covered by insurance, and such events could have a material adverse impact on our business, operating results and financial condition.

Increased scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

The SEC has proposed rule changes that would require companies to include certain climate-related disclosures such as climate-related risks that are reasonably likely to have a material impact on business, results of operations, or financial conditions. Should such proposed rules be adopted, increased public scrutiny of our business may affect our operations, competitive position, and financial condition.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for Bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Risks Related to Governmental Regulation and Enforcement

Changing environmental regulation and public energy policy may expose our business to new risks.

Our Bitcoin Mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for the Rockdale Facility and Corsicana Facility are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal and Texas regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the Bitcoin mining industry, with its energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Moreover, in the State of Texas, we currently participate in energy demand response programs to curtail operations, return capacity to the electrical grid, and receive funds to offset foregone operational revenue when necessary, such as in extreme weather events. Furthermore, we, as well as other Bitcoin miners operating primarily in the State of Texas, have recently received a mandatory survey from the U.S. Energy Information Administration (the “EIA”), seeking extensive information regarding our facilities’ use of electricity, and certain information regarding our operations, solely for the month of January 2024. It is possible that mandatory surveys such as this will be used by the EIA to generate negative reports regarding the Bitcoin mining industry’s use of power and other resources, which could spur additional negative public sentiment and adverse legislative and regulatory action against us or the Bitcoin mining industry as a whole. Surveys and other regulatory actions could increase our cost of operations or otherwise make it more difficult for us to operate at our current locations.

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

Electricity costs could also be affected due to existing or new regulations on greenhouse gas emissions, whether such regulations apply to all consumers of electricity or just to specified uses, such as Bitcoin mining. These regulations may be federal, or we may be exposed to such regulations due to our Texas-based operations. There has been interest in the U.S. federal government and in the state government of Texas in addressing climate change, including through regulation of Bitcoin mining. Past policy proposals to address climate change include measures ranging from taxes on carbon use or generation to energy consumption disclosure regimes to federally imposed limits on greenhouse gas emissions or energy use restrictions specific to Bitcoin mining. Further, although Texas has historically sought to maintain some degree of energy independence from the United States as a whole, it is unclear how future legislation and regulation will affect the Rockdale Facility and the Corsicana Facility. The course of future legislation and regulation in the United States and in Texas remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions, such as the United States, subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

For example, in January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and FDIC issued a joint statement effectively discouraging banks from doing business with clients in crypto-asset industries, which could potentially create challenges regarding access to financial services. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered institutions. Moreover, in January 2023, the White House issued a statement cautioning deepening ties between crypto-assets and the broader financial system. Meanwhile, the SEC has announced several actions aimed at curtailing activities it deems sales of unregistered securities.

However, also during January 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the use and trade of digital assets and related financial services products in the United States. Bipartisan leadership of the Senate Banking Committee announced a similar objective.

Given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that they could have a material adverse effect on our business, prospects or operations.

Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, and we take all commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling Bitcoin assets. Moreover, there is a risk that some bad actors will continue to attempt to use cryptocurrencies, including Bitcoin, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine.

We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the Bitcoin industry, or the potential impact of the use of Bitcoin by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.

It is possible that state or federal regulators may seek to impose harsh restrictions or total bans on Bitcoin mining which may make it impossible for us to do business without relocating our mining operations, which could be very costly and time consuming. Further, although Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators could undertake new or intensify regulatory actions that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Risks Related to Ownership of Our Common Stock

The trading price of shares of our common stock has been subject to volatility.

The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by various factors including the risks, uncertainties and factors described in this Annual Report and our other filings with the SEC, as well as factors beyond our control or of which we may be unaware. If these risks come to pass and our business and results of operation suffer as a result, the market price of our securities may decline, which could have a material adverse effect on an investment in our securities.

Bitcoin is subject to price volatility resulting from financial instability, poor business practices, fraudulent activities of players in the market, and other factors outside of our control. Such factors may cause a decline in the price of Bitcoin, which may affect the trading price of our shares of common stock.

We have issued new shares of our common stock, which has a dilutive effect.

We have, primarily, financed our strategic growth through our at-the-market (“ATM”) offerings and issuances of our common stock. Our ATM offerings allow us to raise capital as needed by tapping into the existing trading market for our shares by selling newly issued shares into the market depending on prevailing market prices. Our efforts to raise capital is for the purpose of executing on  development plans and strategic growth opportunities as they arise; however, holders of our common stock may experience dilution as a result of our sales of newly issued shares of our common stock in such ATM offerings.

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

Article X of our Bylaws, as amended, designates the courts of the State of Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and therefore may limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees, or agents.

Article X of our Bylaws, as amended, provides that, to the fullest extent permitted by law, and unless we consent to the selection of an alternative forum, the state and federal courts in and for the State of Nevada shall be the sole and exclusive forum for the resolution of certain actions and proceedings that may be initiated by our stockholders, and that, by purchasing our securities, our stockholders are deemed to have notice of and consented to this forum selection clause. Under Article X of our Bylaws, the following claims are subject to this forum selection clause: (a) any derivative action or proceeding brought on behalf of the Company; (b) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director or officer of the Company to the Company or the Company’s stockholders; (c) any action or proceeding asserting a claim against the Company arising pursuant to any provision of the Nevada Revised Statutes or the Company’s Articles of Incorporation or Bylaws (as either might be amended from time to time); or (d) any action or proceeding asserting a claim against the Company governed by the internal affairs doctrine.

By its terms, the forum selection clause in our Bylaws applies to the foregoing claims to the fullest extent permitted by law, and, as such, should not be interpreted as precluding our stockholders from bringing claims under the Exchange Act in the appropriate federal court with jurisdiction over such claims, or any other claim for which the federal courts of the United States have exclusive jurisdiction.

We believe the choice-of-forum provision in our Bylaws will help provide for the orderly, efficient, and cost-effective resolution of legal issues affecting us by designating courts located in the State of Nevada as the exclusive forum for cases involving such issues. However, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such actions against us and our directors, officers, employees, and agents.

The Nevada revised statutes permit us to make this selection in our Bylaws. However, if a court were to find the choice-of-forum provision in our Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

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

We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2023, we concluded that our internal control over financial reporting contained no material weaknesses. However, to remediate previously identified material weaknesses, our management previously implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

We believe that these actions remediated the material weaknesses. However, the remediation cannot be deemed successful until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These material risks are managed across Riot, our subsidiaries, and third-party contractors, and monitoring such risks and threats is integrated into our overall risk management program. Our risk management program is comprised of, among other things, policies that are designed to identify, assess, manage, and mitigate cybersecurity risk, and is based on applicable laws and regulations, informed by industry standards and best practices.

We conduct risk assessments to evaluate the effectiveness of our systems and processes in addressing threats and to identify opportunities for enhancements. Additionally, we conduct privacy and cybersecurity reviews, as well as annual employee training, and monitor emerging laws and regulations related to information security and data protection. We utilize third party tools and techniques to test and enhance our security controls, perform annual cybersecurity framework assessments, conduct ongoing penetration testing of our systems, and benchmark against industry practices. Our internal audit function provides independent assessment on the overall operations of our cybersecurity program and the supporting frameworks.

In support of our risk management program, we have adopted an Information Security Policy (the “Info-Sec Policy”) and an Incident Response Plan (the “Response Plan”) that establish administrative, physical, and technical controls and procedures to protect the integrity, confidentiality, and accessibility of sensitive data that may exist throughout the Company as well as processes to assess, identify, manage, and report cybersecurity risks and incidents. Our Info-Sec Policy applies to all persons working for the Company, as well as any third parties working with Riot in any capacity. Violation of our Info-Sec Policy may result in revocation of access privileges, and disciplinary action up to and including termination of employment or service relations for third parties.

Our cybersecurity team analyzes all third-party vendors for compliance with our internal Info-Sec Policy in order to help us assess potential risks associated with their security controls. We also generally require third parties to, among other things, maintain security controls to protect our confidential information or data, and to notify us promptly, but in any case, no later than twenty-four (24) hours after the occurrence of any data breach or cybersecurity incident that may impact our data. After coordinating a response to any third-party cybersecurity incident, the incident response team reviews service providers’ compliance with the privacy and data security requirements of our Info-Sec Policy, obtains written assurance of corrective actions, as appropriate, and considers whether additional measures need to be taken to protect the Company.

Our cybersecurity team engages and utilizes third-party services as it monitors and actively responds to cybersecurity threats. We utilize an Endpoint Detection and Response (EDR) platform, an anti-virus application, through which incoming electronic communications are filtered, and an email security platform which seeks out identifiers in communications that disguise, impersonate, or otherwise misrepresent the source of the communication. Any such communications are then subject to quarantine or removal depending on the severity of issue. Additionally, we use a Security Information and Event Management (SIEM) system, which allows us to store logs off the system of record to prevent log tampering and provides the cybersecurity team functionality to build alerts on specific use cases that are important and unique to our business. If our applications fail or our software does not successfully block a malicious electronic communication, employees are required to notify an immediate supervisor or the cybersecurity team promptly, but in no circumstances later than twenty-four (24) hours after such occurrence.

Our board of directors has ultimate oversight of our strategic and business risk management and, as such, has oversight responsibilities for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing and updating processes to ensure such potential risks are monitored, putting in place appropriate mitigation measures, and providing regular reports on cybersecurity trends and risks, and should they arise, any material incidents with our board of directors.

Our Chief Financial Officer is responsible for our cybersecurity program, and our Manager of Cybersecurity is our incident response team leader. In this position, our Manager of Cybersecurity oversees our cybersecurity team, and guides our incident response team, which is comprised of members from across our organization, including cybersecurity, IT support, mining operations, software engineering, compliance and legal, as well as contractors and other partners, as they support our cybersecurity functions. Our Manager of Cybersecurity has nearly two decades of experience in cybersecurity management and policy, achieved through job training, higher education, and military experience, and possesses a background in security and alignment of information technology solutions.

Our Response Plan, developed by management and our cybersecurity team, and IT support team, serves as a Company-wide guide to facilitate coordinated, prompt, and systematic responses to any cybersecurity incidents and utilizes four interconnecting phases: (1) Preparation; (2) Detection and Analysis; (3) Containment, Eradication, and Recovery; and (4) Post-Incident Activity.

Upon detection of a cybersecurity incident and initial intake and validation by our cybersecurity team, our incident response team triages and evaluates the cybersecurity incident, and, depending on the severity, escalates the incident to management and a cross-functional working group. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to executive management. Determination of what resources are needed to address the incident, prioritizing of response activities, forming of action plans, and notification of external parties as needed are then undertaken by executive management and the cross-functional working group, led by our Chief Financial Officer and Manager of Cybersecurity. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive management makes the final materiality and disclosure determinations, among other compliance decisions.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurances that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors” of this Annual Report for more information regarding the cybersecurity risks we face.

ITEM 2.  PROPERTIES

Leased Property

As of December 31, 2023, we leased various corporate offices, manufacturing facilities in Denver, Colorado used for our Engineering segment, temporary office space at our Corsicana Facility, which is used for our Bitcoin Mining segment, and had a long-term ground lease for the land upon which the Rockdale Facility is constructed, which is used for our Bitcoin Mining and Data Center Hosting segments.

Property Owned

As of December 31, 2023, we owned the Rockdale Facility and the land upon which the Corsicana Facility is being constructed. We will own the Corsicana Facility once it is constructed.

In our opinion, our facilities, whether owned or leased, are suitable and adequate for their intended purposes, are well-maintained and generally in regular use and have capacities adequate for current and projected needs. Other than the ground lease for the Rockdale Facility noted above, there are no material encumbrances on any of our owned facilities.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of our legal proceedings, see Note 17. Commitments and Contingencies to our Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “RIOT”.

Holders of our Common Stock

As of February 20, 2024, there were approximately 1,815 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph shows a comparison over a five-year period from December 31, 2018 through December 31, 2023, of the cumulative total return on (a) our common stock (RIOT), (b) our self-constructed Peer Group Index, (c) the RUSSELL 3000 Index (“RUSSELL 3000”), (d) the NASDAQ Composite Index (“NASDAQ Composite”), and (e) the RUSSELL 2000 Index (“RUSSELL 2000”), assuming an aggregate initial investment in each of $100 on December 31, 2018 (and weighted based on the market cap of each peer in the Peer Group Index as of December 31, 2018), including reinvestments of any dividends. Such returns are based on historical results and are not intended to suggest future performance. Historically, we have not declared or paid cash dividends on our common stock.

For the year ended December 31, 2023, the Company elected to change the relative benchmark groups from NASDAQ Composite and RUSSELL 2000, to a self-constructed Peer Group Index, and RUSSELL 3000. Management believes that the self-constructed Peer Group Index includes companies that are more aligned with Riot than NASDAQ Composite, which was previously used due to the infancy of the industry and the lack of an established peer group. Additionally, the change from RUSSELL 2000 to RUSSELL 3000 reflects the Company’s decision to utilize RUSSELL 3000 to determine our stock’s relative performance under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). During the year ended December 31, 2023, we established a peer group as disclosed in our definitive proxy statement for our 2023 annual meeting of stockholders (the “2023 Proxy Statement”).

Our self-constructed Peer Group Index consists of the members of our peer group with available publicly traded market data as of, and subsequent to, December 31, 2018, and consists of: Marathon Digital Holdings, Inc. (MARA), Hut 8 Corp. (HUT), CleanSpark, Inc. (CLSK), HIVE Digital Technologies, Ltd. (HIVE), Bit Digital, Inc. (BTBT), TeraWulf Inc. (WULF), and Mawson Infrastructure Group, Inc. (MIGI).

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Riot Platforms, Inc., the RUSSELL 3000 Index, the Peer Group Index,
the NASDAQ Composite Index, and the RUSSELL 2000 Index
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Riot Platforms, Inc.
RUSSELL 3000
Peer Group Index
NASDAQ Composite Index
RUSSELL 2000

Issuer Purchases of Securities

During the three months ended December 31, 2023, certain of our employees surrendered shares of common stock awarded to them to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued under our 2019 Equity Incentive Plan. The following table summarizes these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
October 1, 2023 through October 31, 2023	2,098	$9.15	N/A	N/A
November 1, 2023 through November 30, 2023	7,034	10.68	N/A	N/A
December 1, 2023 through December 31, 2023	1,335	15.66	N/A	N/A
Total	10,467	$11.01

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Recent Sales of Unregistered Securities

On December 1, 2021, we issued 715,413 shares of our common stock, subject to a holdback of 70,165 shares to the sellers in connection with the ESS Metron Acquisition. The shares of common stock in connection with the ESS Metron Acquisition were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. Subsequently, we registered for resale the 645,248 shares issued to the sellers at the closing of the ESS Metron Acquisition and the 70,165 shares to the sellers upon expiration of the holdback period during 2023.

On May 26, 2021, at the closing of the Whinstone Acquisition, we issued 11.8 million shares of our common stock to Northern Data in exchange for all of the issued and outstanding equity interests of Whinstone US, Inc. (“Whinstone”). These shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. Subsequently, we registered the shares issued to Northern Data for resale pursuant to registration rights granted under the shareholders’ agreement we entered into with Northern Data in connection with closing of the Whinstone Acquisition.

ITEM 6.  [RESERVED]

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that will assist the reader in understanding our results of operations and financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the related notes that are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

This MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Forward Looking Statements

This MD&A includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview and 2023 Highlights

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. We also provide comprehensive and critical mining infrastructure for institutional-scale hosted clients to mine Bitcoin at our Rockdale Facility. The Rockdale Facility currently provides 700 MW in total developed capacity for our Bitcoin mining and data center hosting services for institutional-scale hosted clients. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity. Additionally, we are developing the Corsicana Facility, a second large-scale Bitcoin mining data center facility, which, upon completion, is expected to have approximately one gigawatt of capacity available for our own Bitcoin mining and data center hosting services for institutional-scale hosted clients. During 2023, Riot continued to expand on our growth-focused corporate strategy by capitalizing on our positioning within the market, and appropriately allocating resources to continue to expand and develop in a volatile market.

We operate in an environment which frequently evolves based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on our investment.

Bitcoin Mining

We own and operate one of the largest Bitcoin Mining operations in North America. During the year ended December 31, 2023, we continued to deploy miners at our Rockdale Facility and continued development activities at the Corsicana Facility, with the objective of increasing our operational efficiency and performance in the future.

As of December 31, 2023, our Bitcoin Mining business segment operated 112,944 miners, with a hash rate capacity of 12.4 EH/s.

During the year ended December 31, 2023, we mined 6,626 Bitcoin, which represented an increase of 19.3% over the 5,554 Bitcoin we mined in the year ended December 31, 2022. We anticipate achieving a total self-mining hash rate capacity of 28 EH/s by the end of 2024.

During the year ended December 31, 2023, we entered into the Master Agreement to acquire 99,840 miners from MicroBT (consisting of 8,320 M56S+ model miners, 22,684 M56S++ model miners, 20,778 M66 model miners, and 48,058 M66S model miners), primarily for use at the Corsicana Facility, for a total purchase price of approximately $453.4 million. Delivery of the miners began in the fourth quarter of 2023, with all miners expected to be received and deployed by mid-2025. Upon full deployment of the 99,840 miners, we anticipate a total self-mining hash rate capacity of 38 EH/s. The Master Agreement also provides us with an option to purchase up to an additional 265,000 additional miners, on the same terms as the initial order.

For the year ended December 31, 2023, Bitcoin Mining revenue was approximately $189.0 million.

Data Center Hosting

Following our acquisition of Whinstone, we commenced an expansion of our Rockdale Facility to more than double its developed capacity at the time of acquisition and, as of December 31, 2023, this expansion had been completed.

The expansion of our Rockdale Facility has provided capacity to enable us to deploy our current fleet of miners in a self-hosted facility, while allowing us to continue offering our Data Center Hosting services. We believe deploying our miners at the expanded Rockdale Facility offers many advantages for our Bitcoin Mining operations, including allowing us to operate our miners without incurring third-party colocation services fees and to do so at the low fixed energy costs available to the Rockdale Facility under its long-term PPA.

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

For the year ended December 31, 2023, Data Center Hosting revenue was approximately $27.3 million.

Engineering

Our Engineering business segment designs and manufacturers power distribution equipment and custom engineered electrical products that provide us with the ability to vertically integrate many of the critical electrical components and engineering services necessary for our Corsicana Facility development and Rockdale Facility expansions and to reduce our execution and counter-party risk in ongoing and future expansion projects. Engineering and other specialized talent employed in our Engineering business segment also allows us to continue to explore new methods to optimize and develop a best-in-class Bitcoin Mining operation and has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

Our Engineering business segment also provides electricity distribution product design, manufacturing, and installation services primarily focused on large-scale commercial and governmental customers and serves a broad scope of clients across a wide range of markets including data center, power generation, utility, water, industrial, and alternative energy. Products are custom built to client and industry specifications.

Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenue is recognized over time as performance creates or enhances an asset with no alternative use, and for which we have an enforceable right to receive compensation as defined under the contract.

For the year ended December 31, 2023, Engineering revenue was approximately $64.3 million.

Industry Trends

During 2022 and 2023, we observed several companies in the Bitcoin ecosystem experience significant challenges and initiate bankruptcy proceedings due to the significant volatility in the price of Bitcoin, the increase in interest rates, the volatility in the spot price of power, and other national and global macroeconomic factors. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on significantly compressed margins. Further affecting the margins of the companies within the Bitcoin ecosystem, the Bitcoin reward for solving a block is subject to periodic incremental halving, which is next anticipated to occur in April 2024. The network halving is a preprogrammed, fixed process of the Bitcoin network where the Bitcoin reward for solving a block received by miners is reduced by half approximately every four years. The network halving will continue to occur on this schedule until the amount of Bitcoin in existence reaches the cap of 21.0 million. The network halving is a process designed to implement a periodic decreasing schedule of the issuance of new Bitcoin into the market which results in a predictable and controlled inflationary rate.

The dramatic increase in the price of Bitcoin observed in the market during prior years caused many companies to over-leverage themselves, thus operating in potentially unsustainable ways given the recent variability in the price of Bitcoin. Riot chose to refrain from engaging in any significant debt-financing activities during this period and, as a result, has not been subject to the significant debt-service shortfalls some of our competitors are experiencing. Despite such challenges in the ecosystem, Riot continues to focus on building long-term stockholder value by taking strategic action to vertically integrate our business, utilizing the Rockdale Facility and developing the Corsicana Facility. Management believes this focus will positively affect each of Riot’s three business segments by providing more capacity for our Bitcoin Mining and Data Center Hosting operations, and by capitalizing on supply chain efficiencies garnered through our Engineering segment. As we grow our business, we continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining and Data Center Hosting facilities.

We anticipate companies in our industry will continue to experience challenges, and that 2024 will be a period of consolidation in the Bitcoin mining industry. Further, given our relative position, liquidity, and absence of any significant long-term debt, we believe we are well positioned to benefit from such consolidation. We are continuously evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry, and our business and financial results may change significantly as a result of such strategic growth.

The recent shutdowns of certain digital asset exchanges and trading platforms due to fraud or business failure has negatively impacted confidence in the digital asset industry as a whole and led to increased oversight and scrutiny of the industry. We did not have any exposure to any digital asset lenders or exchanges who have declared bankruptcy or have suspended operations. We only hold and sell Bitcoin that we have mined and do not sell, hold, or redeem any Bitcoin for any other parties. Our Bitcoin is held in cold storage wallets by a well-known U.S.-based third-party digital asset-focused custodian. We also sell our Bitcoin using our custodian’s U.S. brokerage services.

In 2023, the banking industry and financial services sector experienced disruptions and instability. In March 2023, Silvergate Capital Corporation, the holding company for Silvergate Bank, which was primarily focused on the digital asset industry, announced its intent to wind down operations and voluntarily liquidate its holdings. Also in March 2023, Silicon Valley Bank and Signature Bank both closed and the FDIC was appointed receiver following their closures and transferred substantially all assets of the former banks to newly created, FDIC-operated bridge banks in an action to protect all depositors of the banks. In May 2023, First Republic Bank was closed, and the FDIC sold substantially all of First Republic Bank’s assets to JP Morgan Chase & Co.

Although we maintained certain operating accounts with Signature Bank prior to its closure, we have since transferred all our deposits previously held with the bank to other banking institutions. We did not lose access to our accounts or experience interruptions in banking services, and we suffered no losses with respect to our deposits at Signature Bank as a result of the bank’s closure. We did not have any banking relationships with Silicon Valley Bank, Silvergate Bank, or First Republic Bank, and currently hold our cash and cash equivalents at multiple banking institutions. Although we did not suffer any losses, we continue to monitor for updates to mitigate any future impacts we may be subject to as a result of instability of the banking industry and financial services sector.

See Part I, Item 1A. “Risk Factors” of this Annual Report for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Global Logistics

Global supply logistics have caused delays across all channels of distribution. Similarly, we have also experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Annual Report, we have been able to effectively and efficiently mitigate delivery delays to avoid materially impacting our miner deployment schedule, however, we cannot guarantee that we will be able to continue to mitigate any such delivery delays in the future.

Additionally, the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. We have procured and already hold many of the required materials to help navigate challenges related to global supply logistics and mitigate any inflationary pricing concerns that may come from global supply delays.

We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans.

Summary of Bitcoin Mining Results

The following table presents additional information about our Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2021	1,078	$10,186
Revenue recognized from Bitcoin mined	3,812	184,422
Exchange of Bitcoin for employee compensation	(6)	(295)
Realized gain on sale/exchange of Bitcoin	—	253
Impairment of Bitcoin	—	(43,973)
Balance as of December 31, 2021	4,884	150,593
Revenue recognized from Bitcoin mined	5,554	156,870
Proceeds from sale of Bitcoin	(3,425)	(79,529)
Exchange of Bitcoin for employee compensation	(39)	(1,495)
Realized gain on sale/exchange of Bitcoin	—	30,346
Impairment of Bitcoin	—	(147,365)
Balance as of December 31, 2022	6,974	109,420
Cumulative effect upon adoption of ASU 2023-08	—	5,994
Revenue recognized from Bitcoin mined	6,626	188,996
Bitcoin receivable	(21)	(878)
Proceeds from sale of Bitcoin	(6,185)	(176,219)
Exchange of Bitcoin for employee compensation	(32)	(869)
Change in fair value of Bitcoin	—	184,734
Balance as of December 31, 2023	7,362	$311,178

Results of Operations Comparative Results for the Years Ended December 31, 2023 and 2022

Revenue

Total revenue for the years ended December 31, 2023 and 2022, was $280.7 million and $259.2 million, respectively, and consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and other revenue.

For the years ended December 31, 2023 and 2022, Bitcoin Mining revenue was $189.0 million and $156.9 million, respectively. The increase of $32.1 million was primarily due to a 19.3% increase in the number of Bitcoin mined in the 2023 period as compared to the 2022 period as a result of an increase in miners deployed, partially offset by an increase in the Bitcoin network difficulty. Additionally, we continued employing our power strategy to significantly reduce overall power costs. As described below, during the years ended December 31, 2023 and 2022, we earned $71.2 million and $27.3 million, respectively, in power credits, which were recognized as offsets to our operating expenses, but equated to approximately 2,497 Bitcoin and 968 Bitcoin, respectively, as computed using the average daily Bitcoin prices for the applicable period.

For the years ended December 31, 2023 and 2022, Data Center Hosting revenue was $27.3 million and $36.9 million, respectively. The decrease of $9.6 million was primarily due to hosting fewer customers during the 2023 period as we continue to address legacy contracts. For information regarding measures we have taken to address legacy contracts, see the discussion under “Legacy Hosting Customer Disputes” in Note 17. Commitments and Contingencies to our Consolidated Financial Statements.

For the years ended December 31, 2023 and 2022, Engineering revenue was $64.3 million and $65.3 million, respectively. The decrease of $1.0 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and therefore, the recognition of revenue. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and in power generation and distribution facilities, and there has been increased demand for these products due to the continued increase in data center construction by developers, as well as the continually increasing worldwide demand for power.

Costs and expenses

Cost of revenue for Bitcoin Mining for the years ended December 31, 2023 and 2022 was $96.6 million and $74.3 million, respectively, representing an increase of approximately $22.3 million. As a percentage of Bitcoin Mining revenue, cost of revenue totaled 51.1% and 47.4% for each of the years ended December 31, 2023 and 2022, respectively. Bitcoin Mining cost of revenue consists primarily of direct production costs of mining operations, including electricity, labor, insurance and, for a portion of 2022, the variable Coinmint hosting fee, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support the mining operations. During the years ended December 31, 2023 and 2022, we earned $71.2 million and $27.3 million, respectively, in power credits, to be credited against our power invoices, as a result of temporarily pausing our operations. These credits are recognized in power curtailment credits in the statements of operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin. When reducing the cost of revenue for Bitcoin Mining by the power curtailment credits allocated to Bitcoin Mining, the non-GAAP Bitcoin Mining revenue in excess of cost of revenue, net of power curtailment credits, as a percentage of revenue was 73.6% and 60.3% for the years ended December 31, 2023 and 2022, respectively, compared with Bitcoin Mining revenue in excess of cost of revenue, as a percentage of revenue of 48.9% and 52.6% (without reducing the cost of revenue for Bitcoin Mining by the power curtailment credits allocated to Bitcoin Mining) for the years ended December 31, 2023 and 2022, respectively. For a reconciliation of Bitcoin Mining revenue in excess of cost of revenue to Bitcoin Mining revenue in excess of cost of revenue, net of power curtailment credits, see the subheading below titled “Non-GAAP Measures”.

Cost of revenue for Data Center Hosting for the years ended December 31, 2023 and 2022 was $97.1 million and $61.9 million, respectively, an increase of approximately $35.2 million. The costs consisted primarily of direct power costs, with the balance primarily incurred for rent and compensation costs. The increase was primarily attributable to the significant increase in size of our Rockdale Facility over the period, which has more than doubled since 2021.

Cost of revenue for Engineering for the years ended December 31, 2023 and 2022 was $60.6 million and $57.5 million, respectively. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. The increase was primarily due to increased cost of labor and materials, partially offset by decreased receipts of materials resulting from increased competition for direct materials due to supply chain constraints.

Selling, general and administrative expenses during the years ended December 31, 2023 and 2022 totaled $100.3 million and $67.5 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase of $32.9 million was primarily attributable to an increase in compensation expense, which increased by $12.2 million as a result of hiring additional employees to support our ongoing growth, increased stock-based compensation of $7.6 million due to the adoption of the long-term incentive plan and additional headcount, increased legal and professional fees of $8.1 million primarily related to ongoing litigation and public company compliance, and an increase of $5.0 million in other general operating costs such as insurance and information technology projects to support our growth.

Depreciation and amortization expense during the years ended December 31, 2023 and 2022 totaled $252.4 million and $108.0 million, respectively. The increase of $144.4 million was primarily due to higher depreciation expense recognized for the Rockdale Facility and the significant increase in the number of recently acquired and deployed miners.

Change in fair value of Bitcoin for the year ended December 31, 2023, was a gain of $184.7 million, and was recognized as a result of adopting Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), effective January 1, 2023, under which Bitcoin is recognized at fair value with changes in fair value recognized in net income. The gain recognized was attributable to increases in the price of Bitcoin and the increased quantity of Bitcoin held as of December 31, 2023, as compared to December 31, 2022.

Changes in fair value of our derivative asset for the years ended December 31, 2023 and 2022 were gains of $6.7 million and $71.4 million, respectively, and were recorded to adjust the fair value of our PPA, which was classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period.

Power curtailment credits during the years ended December 31, 2023 and 2022 were $71.2 million and $27.3 million, respectively, and represent sales of unused power under our PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT power grid, such as weather and global fuel costs.

Realized gains on sale/exchange of Bitcoin for the years ended December 31, 2023 and 2022 were zero and $30.3 million, respectively, and impairment of Bitcoin was zero and $147.4 million, respectively. As a result of adopting ASU 2023-08 effective January 1, 2023, under which Bitcoin is recognized at fair value, gains on the sale/exchange of Bitcoin and impairment of Bitcoin are no longer recognized.

Casualty-related (charges) recoveries, net during the years ended December 31, 2023 and 2022 were $6.0 million and ($9.7) million, respectively. In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, resulting in casualty-

related charges being recognized in 2023 and 2022. The income recognized during the year ended December 31, 2023, was the result of cash recoveries from insurance claims related to the December 2022 winter storms.

Gain (loss) on the sale/exchange of equipment during the years ended December 31, 2023 and 2022 was $(5.3) million and $16.3 million, respectively. The loss on sale during the year ended December 31, 2023 was attributable to the sale of 2,700 Antminer model S19 XP miners for gross proceeds of $6.4 million. The gain on sale during the year ended December 31, 2022 was attributable to us exchanging approximately 5,700 Antminer model S19 Pro miners previously deployed at the Coinmint Facility for 5,000 factory-new Antminer model S19j Pro miners.

Other income (expense)

For the years ended December 31, 2023 and 2022, total other income (expense) was $8.5 million and ($8.6) million, respectively. The income recognized during the year ended December 31, 2023 was primarily attributable to interest income earned as a result of higher cash balances and increased interest rates. The loss incurred in 2022 primarily consisted of realized losses on marketable equity securities of $9.0 million upon the sale of all of our marketable equity securities.

Income Taxes

For the years ended December 31, 2023 and 2022, total income tax benefit (expense) was $5.1 million and $11.7 million, respectively. The decrease in income tax benefit of $6.6 million was primarily attributable to the change in the contingent consideration liability.

Non-GAAP Measures

In addition to financial measures presented under generally accepted accounting principles in the United States (“GAAP”), we consistently evaluate our use of and calculation of non-GAAP financial measures such as “Adjusted EBITDA.” EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as EBITDA adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of our core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items.

We believe Adjusted EBITDA can be an important financial measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments. Additionally, Adjusted EBITDA is used as a performance metric for share-based compensation.

Adjusted EBITDA is provided in addition to, and should not be considered to be a substitute for, or superior to, net income, the most comparable measure under GAAP to Adjusted EBITDA. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this financial measure either in isolation or as a substitute for analyzing our results as reported under GAAP.

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial measure:

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(49,472)	$(509,553)	$(15,437)
Interest (income) expense	(8,222)	(454)	296
Income tax expense (benefit)	(5,093)	(11,749)	254
Depreciation and amortization	252,354	107,950	26,324
EBITDA	189,567	(413,806)	11,437

Adjustments:
Stock-based compensation expense	32,170	24,555	68,491
Acquisition-related costs	—	78	21,198
Change in fair value of derivative asset	(6,721)	(71,418)	(12,112)
Change in fair value of contingent consideration	—	(159)	975
Realized gain on sale/exchange of long-term investment	—	—	(26,260)
Realized loss on sale of marketable equity securities	—	8,996	—
Unrealized (gain) loss on marketable equity securities	—	—	13,655
Loss (gain) on sale/exchange of equipment	5,336	(16,281)	—
Casualty-related charges (recoveries), net	(5,974)	9,688	—
Impairment of goodwill	—	335,648	—
Impairment of miners	—	55,544	—
Other (income) expense	(260)	59	(2,378)
License fees	(97)	(97)	(97)
Adjusted EBITDA	$214,021	$(67,193)	$74,909

In addition to Adjusted EBITDA, we believe “Bitcoin Mining revenue in excess of cost of revenue, net of power curtailment credits”, “Data Center Hosting revenue in excess of cost of revenue, net of power curtailment credits”, “Cost of revenue – Bitcoin Mining, net of power curtailment credits” and “Cost of revenue – Data Center Hosting, net of power curtailment credits” are additional non-GAAP performance metrics that represent a key indicator of our core business operations of both Bitcoin Mining and Data Center Hosting.

We believe our ability to offer power back to the grid at market-driven spot prices, thereby reducing our operating costs, is integral to our overall strategy, specifically our power management strategy and our commitment to supporting the ERCOT power grid. While participation in various grid demand response programs may impact our Bitcoin production, we view this as an important part of our partnership-driven approach with ERCOT and our commitment to being a good corporate citizen in our communities.

We also believe netting the power sales against our costs can be an important financial measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our operating efficiencies, from period-to-period by making such adjustments. We have allocated the benefit of the power sales to our Bitcoin Mining and Data Center Hosting segments based on their proportional power consumption during the periods presented.

Bitcoin Mining revenue in excess of cost of revenue, net of power curtailment credits, Data Center Hosting revenue in excess of cost of revenue, net of power curtailment credits, Cost of revenue – Bitcoin Mining, net of power curtailment credits and Cost of revenue – Data Center Hosting, net of power curtailment credits are provided in addition to and should not be considered to be a substitute for, or superior to Revenue – Bitcoin Mining, Revenue – Data Center Hosting, Cost of revenue – Bitcoin Mining or Cost of revenue – Data Center Hosting as presented in our Consolidated Statements of Operations.

The following table presents reconciliations of these non-GAAP performance metrics to the most comparable GAAP financial measures:

	Years Ended December 31,
	2023	2022	2021
Bitcoin Mining
Revenue (A)	$188,996	$156,870	$184,422
Cost of revenue	96,597	74,335	45,513
Bitcoin Mining revenue in excess of cost of revenue (B)	92,399	82,535	138,909

Power curtailment credits allocated to Bitcoin Mining	46,646	11,991	—
Bitcoin Mining revenue in excess of cost of revenue, net of power curtailment credits (C)	$139,045	$94,526	$138,909

Bitcoin Mining revenue in excess of cost of revenue, as a percentage of revenue (B/A)	48.9%	52.6%	75.3%
Bitcoin Mining revenue in excess of cost of revenue, net of power curtailment credits, as a percentage of revenue (C/A)	73.6%	60.3%	75.3%

Data Center Hosting
Revenue (A)	$27,282	$36,862	$24,546
Cost of revenue	97,122	61,906	32,998
Data Center Hosting revenue in excess of cost of revenue (B)	(69,840)	(25,044)	(8,452)

Power curtailment credits allocated to Data Center Hosting	24,569	15,354	6,514
Data Center Hosting revenue in excess of cost of revenue, net of power curtailment credits (C)	$(45,271)	$(9,690)	$(1,938)

Data Center Hosting revenue in excess of cost of revenue, as a percentage of revenue (B/A)	(256.0)%	(67.9)%	(34.4)%
Data Center Hosting revenue in excess of cost of revenue, net of power curtailment credits, as a percentage of revenue (C/A)	(165.9)%	(26.3)%	(7.9)%

Allocation of Power Curtailment Credits
Consolidated power curtailment credits	71,215	27,345	6,514
Percentage of consolidated power curtailment credits allocated to Bitcoin Mining	65.5%	43.9%	0.0%
Percentage of consolidated power curtailment credits allocated to Data Center Hosting	34.5%	56.1%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had net working capital of approximately $887.6 million, including cash and cash equivalents of $597.2 million. We reported a net loss of $49.5 million during the year ended December 31, 2023. The net loss included $91.7 million in non-cash income items, primarily consisting of $189.0 million of Bitcoin revenue and $184.7 million in Change in fair value of Bitcoin, partially offset by depreciation and amortization of $252.4 million.

During the year ended December 31, 2023, we sold 6,185 Bitcoin for proceeds of approximately $176.2 million. We monitor our balance sheet on an ongoing basis and evaluate the level of Bitcoin retained from monthly production in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments (Miners and Mining Equipment)

During the year ended December 31, 2023, the Company paid $191.1 million in deposits and payments to MicroBT for the purchase of miners described herein. The remaining commitment of approximately $270.4 million is due in installments through approximately April 2025 based on the estimated miner delivery schedule. Total payments of $220.0 million and $50.4 million are expected to be made in 2024 and 2025, respectively.

During the year ended December 31, 2023, the Company paid $31.2 million in deposits and payments to Midas Green Technologies, LLC (d/b/a Midas Immersion Cooling) (“Midas”) for the purchase of immersion cooling systems described herein. The remaining commitment of approximately $21.1 million is due in installments in early 2024, based on the estimated delivery schedule.

Development of the Corsicana Facility Data Center

During the year ended December 31, 2022, we announced the initiation of a large-scale development to expand our Bitcoin mining and data center hosting capabilities in Navarro County, Texas with the acquisition of a 265-acre site where the anticipated one-gigawatt Corsicana Facility is being constructed. We received approval from ERCOT for the entire one-gigawatt capacity. The initial phase of the development of the Corsicana Facility involves the construction on the 265-acre site of 400 MW of immersion-cooled Bitcoin mining and data center hosting infrastructure spread across multiple buildings, as well as a high-voltage power substation and transmission facilities to supply power to the facility. Construction of the substation and the data centers is expected to be carried out concurrently, with self-mining operations expected to commence by the end of the first quarter of 2024, following the commissioning of the substation.

This first phase of the development of the Corsicana Facility includes land acquisition, site preparation, substation development, and transmission construction, along with construction of ancillary buildings and four buildings utilizing our immersion-cooling infrastructure and technology. We estimate that the total cost of the first phase of the development will be approximately $333.0 million, which is scheduled to be invested through mid-2024. Through December 31, 2023, we had incurred costs of approximately $217.8 million related to the development of the Corsicana Facility, which consisted of $10.1 million for land, $203.0 million of initial developments costs and equipment and a $4.7 million deposit for future power usage. We expect to incur costs of approximately $115.2 million during the first half of 2024.

Revenue from Operations

Bitcoin Mining

Funding our operations on a go-forward basis will rely significantly on our ability to mine Bitcoin at a price above our Bitcoin Mining costs and revenue generated from our Engineering customers. We expect to generate ongoing revenue from Bitcoin rewards in connection with our Bitcoin Mining operations and our ability to liquidate Bitcoin rewards at future values will be regularly evaluated to generate cash for operations.

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

ATM Equity Offerings

2023 ATM Offering

In August 2023, we entered into the 2023 ATM sales agreement under which we could offer and sell up to $750.0 million in shares of our common stock.

During the year ended December 31, 2023, we received net proceeds of approximately $571.6 million ($583.3 million of gross proceeds, net of $11.7 million in commissions and expenses) from the sale of 45,758,400 shares of our common stock at a weighted average fair value of $13.07 per share under the 2023 ATM Offering.

2022 ATM Offering

In March 2022, we entered into an ATM sales agreement under which we could offer and sell up to $500.0 million in shares of our  common stock.

During the year ended December 31, 2022, we received gross proceeds of approximately $304.8 million ($298.2 million, net of $6.6 million in commissions and expenses), from the sale of 37,052,612 shares of common stock at an average fair value of $8.23 per share under the 2022 ATM Offering.

During the year ended December 31, 2023, we received net proceeds of approximately $191.2 million ($195.2 million of gross proceeds, net of $3.9 million in commissions and expenses) from the sale of 16,447,645 shares of our common stock at a weighted average fair value of $11.86 per share under the 2022 ATM Offering. With the sale and issuance of these shares, all $500.0 million in shares of our common stock available for sale under the 2022 ATM Offering had been issued.

Legal Proceedings

We have been named a defendant in several class action and other investor related lawsuits as more fully described in Note 17. Commitments and Contingencies to our Consolidated Financial Statements. While we maintain policies of insurance, such policies may not cover all of the costs or expenses associated with responding to such matters or any liability or settlement associated with any lawsuits and are subject to significant deductible or retention amounts.

Operating Activities

For the year ended December 31, 2023, net cash provided by operating activities was $33.1 million, which primarily consisted of net cash inflows of $174.3 million due to changes in operating assets and liabilities, including proceeds of $176.2 million from the sale of Bitcoin, partially offset by net income from non-cash reconciling items of $91.7 million and the consolidated net loss of $49.5 million. The net income from non-cash reconciling items primarily consisted of Bitcoin Mining revenue of $189.0 million and change in fair value of Bitcoin of $184.7 million, partially offset by depreciation and amortization of $252.4 million, which was primarily attributable to the depreciation of our miners.

For the year ended December 31, 2022, net cash provided by operating activities was $0.5 million, which primarily consisted of net cash inflows of $95.1 million due to changes in operating assets and liabilities, including proceeds of $79.5 million from the sale of Bitcoin, and a net loss from non-cash reconciling items of $415.0 million, partially offset by the consolidated net loss of $509.6 million. The net loss from non-cash reconciling items primarily consisted of Impairment of goodwill of $335.6 million, impairment of Bitcoin of $147.4 million, depreciation and amortization of $108.0 million, which was primarily attributable to the depreciation of our miners, and impairment of our miners of $55.5 million, partially offset by Bitcoin Mining revenue of $156.9 million and the change in fair value of our derivative assets of $71.4 million.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $414.8 million, which primarily consisted of deposits paid on equipment of $230.4 million, which was primarily related to the purchase of new miners, and purchases of property and equipment of $193.7 million, which was primarily related to the development of the Corsicana Facility and the now complete expansion of the Rockdale Facility.

For the year ended December 31, 2022, net cash used in investing activities was $354.9 million, which primarily consisted of deposits paid on equipment of $194.9 million, which was primarily related to the purchase of new miners, and purchases of property and equipment of $148.4 million, which was primarily related to the expansion of the Rockdale Facility.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $748.5 million, which primarily consisted of net proceeds from the issuance of our common stock in connection with our ATM offerings of $761.8 million, partially offset by the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $14.0 million in connection with the settlement of vested equity awards granted under the 2019 Equity Incentive Plan.

For the year ended December 31, 2022, net cash provided by financing activities was $272.3 million, which primarily consisted of net proceeds from the issuance of our common stock in connection with our ATM Offerings of $298.2 million, partially offset by payments on our contingent consideration liability related to the acquisition of Whinstone of $15.7 million and the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $10.1 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include revenue recognition, valuing the derivative asset classified under Level 3 fair value hierarchy, determining the useful lives and recoverability of long-lived assets, impairment analysis of fixed assets and finite-lived intangibles, stock-based compensation, and the valuation allowance associated with our deferred tax assets.

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies follows:

Bitcoin

Bitcoin purchased are recorded at cost and Bitcoin awarded to us through our mining activities are accounted for in connection with our revenue recognition policy.

Bitcoin held are accounted for as intangible assets with indefinite useful lives. Bitcoin is measured on a first-in-first-out (“FIFO”). The Company adopted ASU 2023-08 effective January 1, 2023, which requires our Bitcoin to be valued at fair value each reporting period with changes in fair value recorded in net income.

Prior to the adoption of ASU 2023-08, Bitcoin was measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of Bitcoin. To the extent an impairment loss was recognized, the loss established the new cost basis of the Bitcoin. Subsequent reversal of impairment losses was not permitted.

Bitcoin is classified on our balance sheet as a current asset due to our ability to sell it in a highly liquid marketplace and our intent to liquidate our Bitcoin to support operations when needed.

Purchases and sales of Bitcoin by us and Bitcoin awarded to us are included within Cash flows from operating activities on the Consolidated Statements of Cash Flows as substantially all of our Bitcoin production is sold within days of being produced, but never more than our production on a monthly basis per our internal policy. The change in fair value of Bitcoin is included in Operating income (expense) on the Consolidated Statements of Operations. During 2024, the Company made a strategic decision to temporarily cease the sales of all its Bitcoin production and instead, increase its Bitcoin holdings. The Company will continue to monitor its cash needs and expects to sell Bitcoin in the future to fund its cash expenditures.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue recognition

Bitcoin Mining

We have entered into digital asset mining pools by executing contracts with mining pool operators to provide computing power to the mining pool. Our enforceable right to compensation begins only when, and lasts as long as, we provide computing power to the mining pool operator and is created as power is provided over time. The only consideration due to us relates to the provision of computing power. The contracts are terminable at any time by and at no cost to us, and by the pool operator under certain conditions specified in the contract. Providing computing power in digital asset transaction verification services is an output of our ordinary activities. Providing such computing power is the only performance obligation in our contracts with mining pool operators.

The transaction consideration we receive, if any, is noncash consideration in the form of Bitcoin. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and therefore, are not included in revenue. Certain mining pool operators charge fees to cover the costs of maintaining the pool and are deducted from amounts we may otherwise earn and are treated as a reduction to the consideration received. Fees fluctuate and historically have been no more than approximately 2% per reward earned, on average. The terms of the agreements provide that neither party can dispute settlement terms after approximately thirty-five days following settlement. In exchange for providing computing power, we are entitled to either:

●	a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator. The contract is in effect until terminated by either party.
●	The consideration is all variable. Because it is probable that a significant reversal of cumulative revenue will not occur and we are able to calculate the payout based on the contractual formula, noncash consideration is estimated and recognized based on the spot price of Bitcoin determined using our principal market for Bitcoin at the inception of each contract. Noncash consideration is measured at fair value at contract inception. Fair value of the crypto asset consideration is determined using the quoted price on our principal market for Bitcoin at the beginning of the contract period at the single bitcoin level (one bitcoin). This amount is recognized in revenue as hash rate is provided.
●	We transitioned completely to this mining pool type in December 2022 and utilized it for the year ended December 31, 2023.

Or:

●	a fractional share of the fixed Bitcoin award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue) for successfully adding a block to the blockchain based on a proportion of our “scoring hash rate” to the pool’s “scoring hash rate” where the scoring hash rate as defined by the pool is the exponential moving average of the hash power contributed by us or by all pool members combined. Our fractional share of the Bitcoin reward is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
●	Because the consideration to which we expect to be entitled for providing computing power is entirely variable, as well as being noncash consideration, we assess the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of Bitcoin to which we are entitled becomes known.
●	Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and we receive confirmation of the consideration it will receive, at which time revenue is recognized based on the spot rate of Bitcoin determined using our principal market for Bitcoin at the time of receipt.

There is no significant financing component in these transactions, due to the performance obligations and settlement of the transactions being on a daily basis.

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

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining customers, for which we bill the customer at a fixed monthly fee or at an hourly rate. For the construction of customer-owned equipment, revenue is recognized upon completion of each phase of the construction project, as defined in each contract. For the construction of assets owned by us but paid for and used by the customer during the term of their data center hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract. Due to the long-term nature of the hosting contracts, there is a significant financing component in transactions where the customer paid for the construction of assets we own.

Maintenance services include cleaning, cabling, and other services to maintain the customers’ equipment. We bill the customer at a fixed monthly fee or at an hourly rate. Revenue is recognized as these services are provided.

Deferred revenue is primarily from advance payments received and is recognized to revenue in a manner consistent with the service being provided, as described above.

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

To determine the amount of revenue to recognize over time, we utilize the cost-to-cost method as management believes cost incurred best represents the amount of work completed and remaining on projects. As the cost-to-cost method is driven by incurred cost, we calculate the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenue to determine inception-to-date revenue. Approved changes to design plans are generally recognized as a cumulative adjustment to the percentage of completion calculation. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined, and any additional losses incurred subsequently are recognized in the subsequent reporting periods as they are identified. Additionally, contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract.

Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Any costs to obtain a contract are not material to our financial statements and would be expensed as incurred. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. The length of time for us to complete a custom product varies but is typically between four to 12 weeks.

Customers are typically required to make periodic progress payments to us based on contractually agreed-upon milestones. Invoices are due net, 30 days, and retainage, if any, is generally due 30 days after delivery. Taxes collected from customers and remitted to governmental authorities are excluded from revenue. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales.

Fair value of financial instruments

We recognize financial instruments under the following fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on our market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. The carrying amounts of our financial assets and liabilities, such as cash and cash equivalents, and accounts payable, approximate fair value due to the short-term nature of these instruments.

Finite-lived intangible assets

Intangible assets with finite lives are comprised of customer contracts, trademarks, UL Listings, and patents that are amortized on a straight-line basis over their expected useful lives, which is their contractual term or estimated useful life. Patents costs consisting of filing and legal fees incurred are initially recorded at cost. Certain patents are in the legal application process and therefore are not currently being amortized. We perform assessments to determine whether finite-lived classification is still appropriate at least annually. The carrying value of finite-lived assets and their remaining useful lives are also reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Impairment is measured by the amount that the carrying value exceeds fair value.

The use of different estimates or assumptions could result in significantly different fair values for our reporting units and intangible assets.

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is comprised of several members of our executive management team who use revenue and cost of revenue of our three reporting segments to assess the performance of the business of our reportable operating segments.

Stock-based compensation

We account for share-based payment awards exchanged for services at the estimated grant date fair value of the award, which is based on the fair market value of our common stock at the time of the grant. For performance-based share-based payment awards, we recognize compensation cost over the performance period when achievement of the milestones and targets is probable.

We have elected to account for forfeitures of awards as they occur.

Recently issued and adopted accounting pronouncements

We continually assess any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects our financial reporting, we undertake a review to determine the consequences of the change to our financial statements and believe that there are proper controls in place to ascertain that our financial statements properly reflect the change.

See Note 2. Significant Accounting Policies and Recent Accounting Pronouncements to our Consolidated Financial Statements for a description of applicable recent accounting pronouncements and any material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report, see the “Cautionary Note Regarding Forward-Looking Statements” at the forepart of this Annual Report.

Risk Regarding the Price of Bitcoin.

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of December 31, 2023, we held 7,362 Bitcoin that was recognized at its fair value of $311.2 million. All Bitcoin held were produced from our Bitcoin Mining operations.

We cannot accurately predict the future market price of Bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the Bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.

A 10% increase or decrease in both the price of Bitcoin produced during the year ended December 31, 2023 and the fair value of Bitcoin as of December 31, 2023, would have increased or decreased net income by approximately $48.9 million.

A 10% increase or decrease in future power prices at December 31, 2023, would have increased or decreased net income by approximately $43.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

* Deloitte & Touche LLP, PCAOB Firm ID No. 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Riot Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Riot Platforms, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statement of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for Bitcoin to fair value, with changes in fair value recognized in net income, effective as of January 1, 2023 due to the adoption of Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Bitcoin Mining Revenue – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company participates in a digital asset mining pool ("the mining pool”) by providing computing power to the mining pool operator. The Company recognizes revenue as they fulfill their performance obligation over time by providing computing power in exchange for bitcoin. Once the computing power is transferred to the mining pool operator, the mining pool operator will compensate the Company for the computing power provided with a payout in bitcoin. For the years ended December 31, 2023, and 2022, Bitcoin Mining Revenue was $189.0 million, and $156.9 million, respectively.

We identified the auditing of bitcoin mining revenue as a critical audit matter due to the extent of audit effort required to perform audit procedures over the Company’s computing power provided to the mining pool operator, the associated contractual payouts including the blockchain contractual inputs, the Company’s valuation of bitcoin received from the mining pool operator, and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s process for recording bitcoin mining revenue included the following, among others:

●	With the assistance of our Information Technology (IT) specialists, we identified the significant systems used to monitor computing power and tested the general IT controls over each of these systems.
●	We tested the effectiveness of controls over the Company’s mining revenue calculation.
●	We tested the amount of the mining revenue recorded by developing an expectation for the amount recorded based on the computing power provided to the mining pool operator per the calculation prescribed in the contract with the mining pool operator and comparing our expectation to the amount recorded by the Company.
●	We confirmed with the mining pool operator the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned, and the digital asset wallet addressesin which the rewards are deposited.
●	We utilized our proprietary audit tool to independently obtain evidence from the Bitcoin blockchain to test the occurrence and accuracy of mining revenue.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the prices utilized by the Company to value bitcoin by obtaining independent bitcoin prices and comparing those to the prices selected by the Company.

/s/ DELOITTE & TOUCHE LLP

Houston, TX

February 22, 2024

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Riot Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Riot Platforms, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2019 through May 18, 2023.

Los Angeles, CA
March 2, 2023

Riot Platforms, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$597,169	$230,328
Accounts receivable, net	24,706	26,932
Contract assets, including retainage of $3,166 and $3,012, respectively	15,359	19,743
Prepaid expenses and other current assets	29,107	32,661
Bitcoin	311,178	109,420
Derivative asset, current portion	30,781	—
Future power credits, current portion	271	24,297
Total current assets	1,008,571	443,381

Property and equipment, net	704,194	692,555
Deposits	215,009	42,433
Finite-lived intangible assets, net	15,697	21,477
Derivative asset, less current portion	73,437	97,497
Operating lease right-of-use assets	20,413	21,673
Future power credits, less current portion	638	638
Other long-term assets	13,121	310
Total assets	$2,051,080	$1,319,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,157	$18,445
Contract liabilities	4,073	8,446
Accrued expenses	62,628	65,464
Deferred gain on acquisition post-close dispute settlement	26,007	—
Deferred revenue, current portion	2,458	2,882
Contingent consideration liability - future power credits, current portion	271	24,297
Operating lease liability, current portion	2,421	2,009
Total current liabilities	121,015	121,543

Deferred revenue, less current portion	15,801	17,869
Operating lease liability, less current portion	18,924	20,242
Contingent consideration liability - future power credits, less current portion	638	638
Other long-term liabilities	6,680	8,230
Total liabilities	163,058	168,522

Commitments and contingencies - Note 17

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, no par value; 340,000,000 shares authorized; 230,836,624 and 167,751,112 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,687,692	1,907,784
Accumulated deficit	(799,820)	(756,342)
Accumulated other comprehensive income (loss), net	150	—
Total stockholders’ equity	1,888,022	1,151,442
Total liabilities and stockholders’ equity	$2,051,080	$1,319,964

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Bitcoin Mining	$188,996	$156,870	$184,422
Data Center Hosting	27,282	36,862	24,546
Engineering	64,303	65,342	4,178
Other revenue	97	97	97
Total revenue	280,678	259,171	213,243

Costs and expenses:
Cost of revenue:
Bitcoin Mining	96,597	74,335	45,513
Data Center Hosting	97,122	61,906	32,998
Engineering	60,614	57,455	3,582
Acquisition-related costs	—	78	21,198
Selling, general, and administrative	100,346	67,452	87,429
Depreciation and amortization	252,354	107,950	26,324
Change in fair value of Bitcoin	(184,734)	—	—
Change in fair value of derivative asset	(6,721)	(71,418)	(12,112)
Power curtailment credits	(71,215)	(27,345)	(6,514)
Change in fair value of contingent consideration	—	(159)	975
Realized gain on sale of Bitcoin	—	(30,346)	(253)
Loss (gain) on sale/exchange of equipment	5,336	(16,281)	—
Casualty-related charges (recoveries), net	(5,974)	9,688	—
Impairment of Bitcoin	—	147,365	43,973
Impairment of goodwill	—	335,648	—
Impairment of miners	—	55,544	—
Total costs and expenses	343,725	771,872	243,113
Operating income (loss)	(63,047)	(512,701)	(29,870)

Other income (expense):
Interest income (expense)	8,222	454	(296)
Realized loss on sale of marketable equity securities	—	(8,996)	—
Realized gain on sale/exchange of long-term investment	—	—	26,260
Unrealized gain (loss) on marketable equity securities	—	—	(13,655)
Other income (expense)	260	(59)	2,378
Total other income (expense)	8,482	(8,601)	14,687

Net income (loss) before taxes	(54,565)	(521,302)	(15,183)

Current income tax benefit (expense)	48	(789)	(254)
Deferred income tax benefit (expense)	5,045	12,538	—
Total income tax benefit (expense)	5,093	11,749	(254)

Net income (loss)	$(49,472)	$(509,553)	(15,437)

Basic and diluted net income (loss) per share	$(0.28)	$(3.65)	$(0.17)
Basic and diluted weighted average number of shares outstanding	175,026,051	139,433,901	93,452,764

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(49,472)	$(509,553)	$(15,437)
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	150	—	—
Comprehensive income (loss)	$(49,322)	$(509,553)	$(15,437)

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

						Accumulated other	Total
	Preferred Stock		Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2021	4,199	$22	78,523,517	$506,961	$(231,352)	$—	$275,631
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding	—	—	464,021	(5,082)	—	—	(5,082)
Issuance of common stock related to exercise of warrants	—	—	415,657	806	—	—	806
Issuance of common stock for settlement of 1,257,235 warrants on a cashless basis	—	—	543,686	—	—	—	—
Issuance of common stock in connection with the acquisition of Whinstone	—	—	11,800,000	326,152	—	—	326,152
Issuance of common stock in connection with the acquisition of ESS Metron, net of 70,156 shares withheld	—	—	645,248	26,735	—	—	26,735
Issuance of common stock/At-the-market offering, net of offering costs	—	—	24,344,057	669,916	—	—	669,916
Issuance of common stock warrant for settlement of advisory fees	—	—	—	1,157	—	—	1,157
Conversion of preferred stock to common stock	(2,000)	(11)	2,000	11	—	—	—
Stock option exercise	—	—	10,286	—	—	—	—
Stock-based compensation	—	—	—	68,491	—	—	68,491
Net income (loss)	—	—	—	—	(15,437)	—	(15,437)
Balance as of December 31, 2021	2,199	11	116,748,472	1,595,147	(246,789)	—	1,348,369
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	13,947,829	(10,138)	—	—	(10,138)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	37,052,612	298,209	—	—	298,209
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—	—
Stock-based compensation	—	—	—	24,555	—	—	24,555
Net income (loss)	—	—	—	—	(509,553)	—	(509,553)
Balance as of December 31, 2022	—	—	167,751,112	1,907,784	(756,342)	—	1,151,442
Cumulative effect upon adoption of ASU 2023-08	—	—	—	—	5,994	—	5,994
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	809,302	(14,035)	—	—	(14,035)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	62,206,045	761,773	—	—	761,773
Issuance of common stock in connection with acquisition of ESS Metron, LLC	—	—	70,165	—	—	—	—
Stock-based compensation	—	—	—	32,170	—	—	32,170
Net income (loss)	—	—	—	—	(49,472)	—	(49,472)
Other comprehensive income (loss)	—	—	—	—	—	150	150
Balance as of December 31, 2023	—	$—	230,836,624	$2,687,692	$(799,820)	$150	$1,888,022

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$(49,472)	$(509,553)	$(15,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	32,170	24,555	68,491
Depreciation and amortization	252,354	107,950	26,324
Amortization of license fee revenue	(97)	(97)	(97)
Noncash lease expense	2,509	12,181	275
Deferred income tax expense (benefit)	(5,045)	(11,749)	254
Issuance of common stock warrant for settlement of advisory fees	—	—	1,157
Impairment of Bitcoin	—	147,365	43,973
Impairment of goodwill	—	335,648	—
Impairment of miners	—	55,544	—
Change in fair value of Bitcoin	(184,734)	—	—
Change in fair value of derivative asset	(6,721)	(71,418)	(12,112)
Change in fair value of contingent consideration	—	(159)	975
Realized loss on sale of marketable equity securities	—	8,996	—
Realized gain on sale/exchange of long-term investment	—	—	(26,260)
Realized gain on sale of Bitcoin	—	(30,346)	(253)
Unrealized loss on marketable equity securities	—	—	13,655
Loss (gain) on sale/exchange of equipment	5,336	(16,281)	—
Casualty-related charges	1,526	9,688	—
Bitcoin Mining revenue	(188,996)	(156,870)	(184,422)
Proceeds from sale of Bitcoin	176,219	79,529	295
Changes in assets and liabilities:
(Increase)/decrease in operating assets	6,352	12,058	(7,148)
Increase/(decrease) in operating liabilities	(8,316)	3,489	4,248
Net cash provided by (used in) operating activities	33,085	530	(86,082)

Investing activities
Proceeds from the sale of marketable equity securities	—	1,808	—
Acquisition of Whinstone, net of cash acquired	—	—	(40,879)
Acquisition of ESS Metron, net of cash acquired	—	—	(29,567)
Proceeds from the sale of long-term investments	—	—	1,800
Deposits on equipment	(230,397)	(194,923)	(274,833)
Security deposits	—	(3,809)	—
Investment in convertible debt	(4,500)	—	—
Purchases of property and equipment, including construction in progress	(193,704)	(148,412)	(147,116)
Casualty-related recoveries	7,500	—	—
Proceeds from the sale of equipment	6,369	—	—
Patent costs incurred	(34)	(9,527)	(30)
Net cash provided by (used in) investing activities	(414,766)	(354,863)	(490,625)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	778,430	304,849	684,817
Offering costs for the issuance of common stock / At-the-market offering	(16,657)	(6,640)	(14,901)
Proceeds from exercise of common stock warrants	—	—	806
Payments on contingent consideration liability - future power credits	—	(15,725)	—
Proceeds from Credit and Security Facility	6,920	—	—
Repayments of Credit and Security Facility	(6,059)	—	—
Debt issuance costs	(77)	—	—
Repurchase of common shares to pay employee withholding taxes	(14,035)	(10,138)	(5,082)
Net cash provided by (used in) financing activities	748,522	272,346	665,640

Net increase (decrease) in cash and cash equivalents	366,841	(81,987)	88,933
Cash and cash equivalents at beginning of period	230,328	312,315	223,382
Cash and cash equivalents at end of period	$597,169	$230,328	$312,315

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Cash Flows - continued

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental information:
Cash paid for interest	$84	$—	$—
Cash paid for taxes	$680	$—	$—
Non-cash transactions
Issuance of common stock for business combination	$—	$—	$352,887
Reclassification of deposits to property and equipment	$78,376	$422,865	$46,711
Construction in progress included in accrued expenses	$23,451	$16,621	$2,423
Bitcoin exchanged for employee compensation	$869	$1,495	$295
Conversion of preferred stock to common stock	$—	$11	$11
Cumulative effect upon adoption of ASU 2023-08	$5,994	$—	$—
Right of use assets exchanged for new operating lease liabilities	$1,249	$10,333	$13,622
Property and equipment obtained in exchange transaction	$—	$10,409	$—

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Organization

Riot Platforms, Inc. is a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Company also provides comprehensive and critical mining infrastructure for institutional-scale hosted clients to mine Bitcoin at its Rockdale Facility. The Rockdale Facility currently provides 700 MW in total developed capacity for Bitcoin mining and data center hosting services for institutional-scale hosted clients. The Company is also developing the Corsicana Facility, a second large-scale Bitcoin mining data center facility, which, upon completion, is expected to have approximately one gigawatt of capacity available for Bitcoin mining and data center hosting services for institutional-scale hosted clients.

As described in Note 20. Segment Information, we operate in three business segments: Bitcoin Mining, Data Center Hosting, and Engineering.

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

Amounts disclosed are in thousands of U.S. Dollars except for share, per share, and miner amounts, and Bitcoin quantities, prices and hash rate, or as otherwise noted.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include revenue recognition, valuing the derivative asset classified under Level 3 fair value hierarchy, determining the useful lives and recoverability of long-lived assets, impairment analysis of fixed assets and finite-lived intangibles, stock-based compensation, and the valuation allowance associated with the Company’s deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Cash and cash equivalents

Cash and cash equivalents consists of cash on hand and highly liquid investments. We consider any highly liquid investments with an original maturity of three months or less at acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the FDIC. The Company has never suffered a loss due to such excess balances.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its mining pool operator and data center hosting and engineering customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2023, 2022, and 2021, the Company did not record any credit losses or recoveries.

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $1.5 million and $1.9 million as of December 31, 2023 and December 31, 2022, respectively.

Bitcoin

As a result of the adoption of ASU 2023-08, Bitcoin is recorded at fair value, and changes in fair value are recognized in Change in fair value of Bitcoin, in Operating income (loss) on the Consolidated Statements of Operations, as of, and for the year ended December 31, 2023.

Prior to the adoption of ASU 2023-08, Bitcoin was accounted for as intangible assets with an indefinite useful life. Bitcoin was sold on a FIFO basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of Bitcoin. To the extent an impairment loss was recognized, the loss established the new cost basis of the Bitcoin. Subsequent reversal of impairment losses was not permitted.

Bitcoin awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

Bitcoin is classified on the Company’s Consolidated Balance Sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

Purchases and sales of Bitcoin by the Company and Bitcoin awarded to the Company are included within Operating activities on the Consolidated Statements of Cash Flows as substantially all of the Company’s Bitcoin production is sold within days of being produced, but never more than the production on a monthly basis per the Company’s internal policy. During 2024, the Company made a strategic decision to temporarily cease the sales of all its Bitcoin production and instead, increase its Bitcoin holdings. The Company will continue to monitor its cash needs and expects to sell Bitcoin in the future to fund its cash expenditures.

Long-term investments

For equity investments, the Company initially records equity investments at cost then adjusts the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

Revenue recognition

Bitcoin Mining

The Company has entered into digital asset mining pools by executing contracts with mining pool operators to provide computing power to the mining pool. The Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides computing power to the mining pool operator and is created as power is provided over time. The only consideration due to the Company relates to the provision of computing power. The contracts are terminable at any time by the Company, at no cost to the Company, or by the pool operator, under certain conditions specified in the contract. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. Providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators.

The transaction consideration the Company receives, if any, is noncash consideration in the form of Bitcoin. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and therefore, are not included in revenue. Certain mining pool operators charge fees to cover the costs of maintaining the pool, which are deducted from amounts we may otherwise earn and are treated as a reduction to the consideration

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

received. Fees fluctuate and historically have been no more than approximately 2% per reward earned, on average. The terms of the agreements provide that neither party can dispute settlement terms after approximately thirty-five days following settlement.

In exchange for providing computing power, the Company is entitled to either:

●	a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, and other inputs. The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The contract is in effect until terminated by either party.
●	The consideration is all variable. Because it is probable that a significant reversal of cumulative revenue will not occur and the Company is able to calculate the payout based on the contractual formula, noncash consideration is estimated and recognized based on the spot price of Bitcoin determined using the Company’s principal market for Bitcoin at the inception of each contract. Noncash consideration is measured at fair value at contract inception. Fair value of the crypto asset consideration is determined using the quoted price on the Company’s principal market for Bitcoin at the beginning of the contract period at the single bitcoin level (one bitcoin). This amount is recognized in revenue as hash rate is provided.
●	The Company transitioned completely to this mining pool type in December 2022 and utilized it for the year ended December 31, 2023.

Or:

●	a fractional share of the fixed Bitcoin award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue) for successfully adding a block to the blockchain based on a proportion of the Company’s “scoring hash rate” to the pool’s “scoring hash rate” where the scoring hash rate as defined by the pool is the exponential moving average of the hash power contributed by the Company or by all pool members combined. The Company’s fractional share of the Bitcoin reward is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
●	Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of Bitcoin to which the Company is entitled becomes known.
●	Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized based on the spot rate of Bitcoin determined using the Company’s principal market for Bitcoin at the time of receipt.
●	The Company utilized this mining pool type during the year ended December 31, 2021 and throughout 2022, until mid-December 2022.

There is no significant financing component in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

We generate engineering and construction services revenue from the fabrication and deployment of immersion cooling technology for Bitcoin mining customers, for which we bill the customer at a fixed monthly fee or at an hourly rate. For the construction of customer-owned equipment, revenue is recognized upon completion of each phase of the construction project, as defined in each contract. For the construction of assets owned by us but paid for and used by the customer during the term of their data center hosting contract, revenue is recognized on a straight-line basis over the remaining life of the contract. Due to the long-term nature of the hosting contracts, there is a significant financing component in transactions where the customer paid for the construction of assets owned by the Company.

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

To determine the amount of revenue to recognize over time, the Company utilizes the cost-to-cost method as management believes cost incurred best represents the amount of work completed and remaining on projects. As the cost-to-cost method is driven by incurred cost, the Company calculates the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenue to determine inception-to-date revenue. Approved changes to design plans are generally recognized as a cumulative adjustment to the percentage of completion calculation. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined, and any additional losses incurred subsequently are recognized in the subsequent reporting periods as they are identified. Additionally, contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the life of the term of the lease. The estimated useful lives for all the Company’s property and equipment are as follows:

Life (Years)
Buildings and building improvements	10-25
Miners and mining equipment	2
Machinery and facility equipment	5-10
Office and computer equipment	3

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Finite-lived intangible assets

Intangible assets with finite lives are comprised of customer contracts, trademarks, UL Listings, and patents that are amortized on a straight-line basis over their expected useful lives, which is their contractual term or estimated useful life. Patents costs consisting of filing and legal fees incurred are initially recorded at cost. Certain patents are in the legal application process and therefore are not currently being amortized. The Company performs assessments to determine whether finite-lived classification is still appropriate at least annually. The carrying value of finite-lived assets and their remaining useful lives are also reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Impairment is measured by the amount that the carrying value exceeds fair value.

The use of different estimates or assumptions could result in significantly different fair values for our reporting units and intangible assets.

Business combinations

The Company uses the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in current and long-term liabilities on our Consolidated Balance Sheets.

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

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include; future expected cash flows from customer contracts, discount rates, and estimated market changes in the value of the PPA, which is accounted for as a nonhedged derivative contract. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected on the Consolidated Statements of Operations over the lease term. For all periods presented, the Company only had operating leases.

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

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Consolidated Balance Sheets as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenue of its three reporting segments to assess the performance of the business of our reportable operating segments.

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

Deferred revenue relates to upfront payments and consideration received from customers for data center hosting and the upfront license fee generated from our legacy animal health business.  Contract liabilities consist of billings in excess of costs and estimated earnings on uncompleted engineering contracts,

Remaining performance obligations

Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. The Company elected the practical expedient to not adjust the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and our performance is one year or less.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award, which is based on the fair market value of the Company’s common stock at the time of the grant. For performance-based share-based payment awards, the Company recognizes compensation cost over the performance period when achievement of the milestones and targets is probable.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company does note expect the updated guidance to have a material impact on its disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2023-08 for the year ended December 31, 2023. As a result of the adoption, the Company recorded a cumulative effect adjustment to its Accumulated deficit balance of approximately $6.0 million as of January 1, 2023, as a result of recognizing its Bitcoin held as of January 1, 2023, at fair value. See Note 21. Impacts of Adoption of ASU 2023-08 for a summary of the impacts on the Company’s interim Condensed Consolidated Statements of Operations provided during the year ended December 31, 2023.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023; early adoption is permitted. The updated guidance is not expected to have a material impact on the Company’s disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. In connection with the Company’s acquisitions during the year ended December 31, 2021, the Company adopted this standard on January 1, 2021, and the adoption did not have a material impact on the financial statements and related disclosures.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 3. Acquisitions

Acquisition of Corsicana Facility land site

During the year ended December 31, 2022, the Company initiated a large-scale development to expand its Bitcoin mining and data center hosting capabilities with the acquisition of a 265-acre site in Navarro County, Texas, strategically located next to the Navarro switch, for $10.1 million, where its anticipated one-gigawatt Bitcoin mining and data center facility complex, the Corsicana Facility, is under development. See Note 7. Property and Equipment, for more information about the Corsicana Facility.

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

Total consideration transferred of $56.9 million was comprised of a cash payment of approximately $30.1 million, net of $3.7 million of seller transaction costs, and 715,413 shares of the Company’s common stock with an acquisition date fair value of approximately $26.7 million. Of the 715,413 shares of common stock, 645,248 were issued upon closing and the remaining 70,165 were withheld as security for the sellers’ indemnification obligations for 18 months following the transaction closing date. During the year ended December 31, 2023, the indemnification period ended and all 70,165 of the withheld shares were issued to the ESS Metron sellers.

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

Goodwill was attributable to the assembled workforce of experienced personnel at ESS Metron and synergies expected to be achieved from the combined operations of Riot and ESS Metron. The goodwill recognized is expected to be deductible for tax purposes. We assigned the goodwill to our Engineering segment.

The Company determined that the 70,165 shares withheld met the conditions necessary to be classified as equity because the consideration was indexed to the Company’s own equity, there were no exercise contingencies based on an observable market not based on its stock or operations, settlement was consistent with a fixed-for-fixed equity instrument, the agreement contained an explicit number of shares and there were no cash payment provisions. Additionally, based on these assessments, the Company recorded the shares at fair value on the acquisition date, similar to escrowed shares or securities and accounted for them in total consideration transferred. This consideration related to representations and warranties of circumstances that existed as of the

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

acquisition date and which the Company believed to be accurate, with future issuance of the share consideration deemed likely to occur.

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

Contract assets consisted of costs and estimated earnings in excess of billings on uncompleted contracts and unearned revenue consists of billings in excess of costs and estimated earnings on uncompleted contracts. The fair values of these assets and liabilities were determined to be the carrying values due to the short-term nature of the underlying project contracts incurring costs and the associated customer billings.

The fair value of property and equipment was estimated by applying the cost approach. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new, projected capital expenditures, and physical deterioration factors including economic useful life, remaining useful life, age, and effective age.

Intangible assets reflect the identifiable intangible assets acquired, consisting of customer relationships, a trademark and UL Listings. Customer relationships are assigned an estimated useful life of approximately 10 years based on the low attrition of the customer base, in part due to the customized nature of the Company’s products. Fair value of the customer relationships was estimated by applying an income approach – multi period excess earnings method. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 21%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts included an assumed income tax rate of 25%.

Although ESS Metron had been in business for over 60 years, the trademark was assigned a 10-year life due to the Company obtaining more data center customers where the longevity of the projects may be shorter than have been historically. Fair value of the trademark was estimated by applying the relief from royalty rate method. The fair value was determined by applying an estimated royalty rate to revenue, measuring the value the Company would pay in royalties to a market participant if it did not own the trademark and had to license it from a third party.

UL Listings were assigned a 12-year life. A UL Listing means that independent safety organization UL, LLC has tested representative samples of a product and determined that the product meets specific, defined requirements. These requirements are often based on UL’s published and nationally recognized Standards for Safety. Although the UL Listing certifications do not expire, due to technological improvements in similar products, particularly in the data center industry, a 12-year life was assumed. Fair value of the UL Listings was estimated by applying an estimated developer’s profit margin of approximately 4.5% to estimated costs to be incurred over an estimated six months to re-acquire the UL Listings. The Company applied a discount rate of 15%, which reflected the short time necessary to re-acquire the asset.

The right of use asset and operating lease liabilities consisted of two operating leases of the manufacturing facility in Denver, Colorado. These leases had combined annual payments of approximately $0.9 million and remaining lease terms of approximately 3.5 and 10 years as of acquisition.

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

Total consideration transferred of $460.4 million was comprised of a $53.0 million cash payment (including $38.1 million of debt payoff and certain seller transaction costs), 11.8 million shares of the Company’s common stock with an acquisition date fair value

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

of approximately $326.2 million, an $83.0 million contingent purchase price payable to the Seller (see Note 17. Commitments and Contingencies), and other net items of $(1.7 million).

There were no adjustments to the provisional purchase price and fair value estimates. The Company finalized the valuation of these assets and liabilities, and consideration transferred, in May 2022.

The following table presents the allocation of the purchase consideration:

Cash and cash equivalents	$10,400
Accounts receivable	1,072
Prepaid expenses and other current assets	2,176
Property and equipment	91,707
Derivative asset	13,967
Right of use asset	6,547
Security deposits	1,775
Future power credits	82,953
Accounts payable	(12,853)
Accrued expenses	(504)
Deferred revenue and customer deposits	(34,856)
Operating lease liabilities	(8,184)
Total identifiable assets and liabilities acquired	154,200
Goodwill	306,184
Total purchase consideration	$460,384

Goodwill represented the excess of total purchase consideration over the fair value of the underlying assets acquired and liabilities assumed. Goodwill was attributable to the assembled workforce of experienced personnel at Whinstone and synergies expected to be achieved from the combined operations of Riot and Whinstone. None of the goodwill recognized is expected to be deductible for tax purposes. We assigned the goodwill to our Data Center Hosting segment.

As part of the share purchase agreement Riot entered into with the seller in connection with the Whinstone Acquisition, Riot was obligated to the seller to pay up to a maximum amount of $86.0 million, net of income taxes, as defined under the stock purchase agreement (undiscounted) of additional consideration if certain power credits were received or realized by Whinstone. Those power credits arose from the February 2021 weather event. The purchase price included the estimated fair value of the contingent consideration at the Whinstone Acquisition Date of approximately $83.0 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. These assumptions for the power credits whose utilization by Whinstone is contingent on ERCOT’s future power billings, included the timing of receipt or realization of the power credits, estimates of future power consumption, the discount rate and credit risk of the Company and the owing party (ERCOT).

The fair value of the acquired trade receivables was determined to be the net realizable amount of the closing date book value of $1.1 million.

The fair value of the acquired long-term other asset of approximately $83.0 million related to the estimated amount of power credits due Whinstone from the February 2021 weather event. We estimated the fair value of the power credits to be the same as that of the contingent consideration arrangement because the Company is required to remit to the seller in cash as additional consideration the amount of such power credits received or realized by Whinstone. See discussion above on contingent consideration.

The derivative asset acquired pertained to the PPA. The fair value of the contract of approximately $14.0 million was estimated by applying a discounted debt-free cash flow approach. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. The significant assumptions used to estimate fair value of the derivative contract included a discount rate of 21%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes, and other similar data obtained from quoted market prices or independent pricing vendors.

The fair value of property and equipment was estimated by applying the cost approach. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The assumptions of the cost approach included replacement costs, projected capital expenditures, and physical deterioration factors including economic useful life, remaining useful life, age, and effective age.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in See Note 20. Segments Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of December 31, 2023 and 2022, contract assets were $15.4 million and $19.7 million, respectively.

Contract liabilities primarily relate to upfront payments and consideration received for Data Center Hosting services and Deferred revenue relates to uncompleted Engineering contracts. The following table presents changes in contract liabilities and deferred revenue:

	Years Ended December 31,
	2023	2022
Beginning balance	$29,197	$27,903
Revenue recognized	(11,226)	(6,805)
Other changes in contract liabilities	4,361	8,099
Ending balance	$22,332	$29,197

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	2024	2025	2026	2027	2028	Thereafter	Total
Data Center Hosting	$2,362	$2,362	$2,362	$2,362	$2,362	$5,964	$17,774
Engineering	4,073	—	—	—	—	—	4,073
Other	97	97	97	97	97	—	485
Total contract liabilities	$6,532	$2,459	$2,459	$2,459	$2,459	$5,964	$22,332

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 5. Bitcoin

The following table presents information about the Company’s Bitcoin balance held:

	Quantity	Amounts
Balance as of January 1, 2022	4,884	$150,593
Revenue recognized from Bitcoin mined	5,554	156,870
Proceeds from sale of Bitcoin	(3,425)	(79,529)
Exchange of Bitcoin for employee compensation	(39)	(1,495)
Realized gain on sale/exchange of Bitcoin	—	30,346
Impairment of Bitcoin	—	(147,365)
Balance as of December 31, 2022	6,974	109,420
Cumulative effect upon adoption of ASU 2023-08	—	5,994
Revenue recognized from Bitcoin mined	6,626	188,996
Bitcoin receivable	(21)	(878)
Proceeds from sale of Bitcoin	(6,185)	(176,219)
Exchange of Bitcoin for employee compensation	(32)	(869)
Change in fair value of Bitcoin	—	184,734
Balance as of December 31, 2023	7,362	$311,178

Carrying value of Bitcoin as of December 31, 2023(a)		$199,928
Realized gains on the sale of Bitcoin for the year ended December 31, 2023(b)		$80,174

(a)	The carrying value of Bitcoin is equal to the post-impairment value of all Bitcoin held as of the adoption of ASU 2023-08 on January 1, 2023, and, for Bitcoin produced subsequent to the adoption ASU 2023-08, the initial value of the Bitcoin as determined for revenue recognition purposes.
(b)	Bitcoin is sold on a FIFO basis. During the year ended December 31, 2023, gains were recognized on all sales of Bitcoin and are included in Change in fair value of Bitcoin on the Consolidated Statements of Operations.

All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin Mining operations (see Note 4. Revenue from Contracts with Customers). All dispositions of Bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Note 6. Investments

Convertible note

During the year ended December 31, 2023, the Company invested in a $4.5 million convertible note at face value. The convertible note has a three-year term and earns interest at a rate of 12% per annum, which may be paid in cash or in-kind, and converts into equity of the issuer of the convertible note at the end of the three-year term.

The convertible note is accounted for as an available-for-sale debt instrument and is recognized at fair value in Other long-term assets on the Consolidated Balance Sheets. Unrealized changes in the fair value of the convertible note are recognized in Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss). Interest income is recognized within Interest income (expense) on the Consolidated Statements of Operations.

The fair value measurement of the convertible note is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant assumptions used to estimate fair value of the convertible note included a discount rate of 12.3%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity. The issuance date discount rate of 14.0% reflected an estimated required return for mezzanine financing after taking into consideration the principal of the convertible note and the investee’s early stage of development.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents information about the convertible note:

Investment	$4,500
Accrued interest	59
Amortized costs basis	4,559
Unrealized holding gains (losses) in accumulated other comprehensive income	150
Fair value as of December 31, 2023	$4,709

The Company determined that the issuer of the convertible preferred note was a variable interest entity (“VIE”) and that the Company held a variable interest in the issuer of the convertible preferred note. The Company has considered the amount it is contributing to the issuer, its lack of decision-making rights and control, among other factors, and has concluded that it does not hold a controlling financial interest and does not have majority decision-making control. Therefore, the Company is not the primary beneficiary of the VIE, and as a result, the Company is not required to consolidate the VIE. The entire $4.5 million investment is at risk of loss.

Coinsquare and Mogo

In September 2017, and February 2018, the Company acquired a minority interest for $9.4 million in Coinsquare Ltd., a Canadian cryptocurrency exchange (“Coinsquare”), which operates a digital cryptocurrency exchange platform in Canada. The investment resulted in an ownership in Coinsquare by the Company of approximately 11.7% ownership in Coinsquare on a fully diluted basis. The Company elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value and do not give the Company significant influence over Coinsquare. Per the measurement alternative, the investment is recorded at cost, less any impairment, plus or minus changes resulting from observable price changes.

During June 2020, the Company became aware of allegations brought by the Ontario Securities Commission (the “OSC”) that Coinsquare and certain of its executives and directors engaged in systematic “wash trading” of cryptocurrencies on its Coinsquare market to manipulate the market’s trading volume during 2018 and 2019.

On July 21, 2020, a hearing panel of the OSC entered an order (the “Order”) approving the settlement agreement between OSC, Coinsquare, and certain of its executives and directors (the “Settlement Agreement”), in which they admitted to breaches of Ontario securities laws and/or conduct contrary to the public interest including, market manipulation through reporting inflated trading volumes on its Coinsquare Market, misleading its clients and investors about these trading volumes, and taking reprisal against an internal whistleblower who brought this conduct to the attention of the named executives and directors. The Order requires certain oversight and governance procedures and to prohibit the named executives and directors from engaging in certain activities with respect to Coinsquare; additionally, the named executives and directors were required to resign from Coinsquare and Coinsquare and the named executives and directors were required to pay penalties and costs totaling approximately CAD $2.2 million.

The Company thereupon determined there were indicators that would cause a 100% impairment of the Coinsquare investment and observed price changes and recorded an impairment expense of $9.4 million for its investment in Coinsquare during the year ended December 31, 2020.

During the year ended December 31, 2021, under agreements between Coinsquare, Coinsquare’s shareholders (including Riot) and Mogo Inc. (NASDAQ: MOGO), a digital payments and financial technology company (“Mogo”), Riot sold all 3.4 million common shares of Coinsquare in exchange for approximately 3.2 million common shares of Mogo and approximately $1.8 million in cash.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 7. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2023	2022
Buildings and building improvements	$348,865	$229,685
Land rights and land improvements	10,320	10,164
Miners and mining equipment	496,230	441,324
Machinery and facility equipment	39,144	35,125
Office and computer equipment	2,108	1,206
Construction in progress	166,970	97,231
Total cost of property and equipment	1,063,637	814,735
Less accumulated depreciation	(359,443)	(122,180)
Property and equipment, net	$704,194	$692,555

Depreciation and amortization expense related to property and equipment totaled approximately $246.5 million, $105.9 million, and $26.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company recognized an impairment charge for its miners and mining equipment during the year ended December 31, 2022, as described below, but did not incur any other impairment charges for its property and equipment for the years ended December 31, 2023 and 2021.

Miners and mining equipment

As of December 31, 2023, the Company had deployed a total of 112,944 miners in its mining operation, all at the Rockdale Facility.

During the year ended December 31, 2023, the Company entered into the Master Agreement to acquire 99,840 miners from MicroBT (consisting of 8,320 M56S+ model miners, 22,684 M56S++ model miners, 20,778 M66 model miners, and 48,058 M66S model miners), primarily for use at the Corsicana Facility, for a total purchase price of approximately $453.4 million, subject to adjustment. Delivery of the miners began in the fourth quarter of 2023, with all miners expected to be received and deployed by mid-2025. The Master Agreement also provides us an option to purchase up to an additional 265,000 additional miners, on the same terms as the initial order.

During the year ended December 31, 2023, the Company sold 2,700 Antminer model S19 XP miners for gross proceeds of $6.4 million, which resulted in a loss on sale of equipment of $5.3 million.

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, all of which were received in January 2023. As of December 31, 2023, the Company did not have any outstanding purchase agreements for the purchase of miners from Bitmain.

During the year ended December 31, 2022, the Company elected not to renew its co-location mining services agreement with Coinmint, which was therefore terminated automatically per its terms. In connection with the termination, the Company arranged for the transfer of the miners it was operating at Coinmint’s Massena, New York facility (the “Coinmint Facility”). The Company then entered into an equipment exchange agreement with a third-party Bitcoin mining company (the “Counterparty”), whereby the Company transferred approximately 5,700 of the Antminer model S19 Pro miners it had previously deployed at the Coinmint Facility to the Counterparty in exchange for 5,000 factory-new Antminer model S19j Pro miners delivered to the Rockdale Facility. After completing the transfer of the miners to the Counterparty, the Company relocated the balance of the miners it had deployed at the Coinmint Facility to the Rockdale Facility. As a result of the exchange with the Counterparty, the Company recognized a gain on the exchange of equipment of approximately $16.3 million during the year ended December 31, 2022.

Impairment of miners

During the year ended December 31, 2022, adverse changes in business climate, including decreases in the price of Bitcoin and resulting decrease in the market price of miners, indicated that an impairment triggering event had occurred. Testing performed indicated the estimated fair value of the Company’s miners to be less than their net carrying value as of December 31, 2022, and an impairment charge of $55.5 million was recognized, decreasing the net carrying value of the Company’s miners to their estimated

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

fair value. The estimated fair value of the Company’s miners was classified in Level 2 of the fair value hierarchy due to the quoted market prices for similar assets.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas. As of December 31, 2023, the Company estimated that total damages of $10.3 million had been incurred. During the year ended December 31, 2023, the Company received net insurance recoveries of $7.5 million. Recoveries are recognized when they are probable of being received.

Construction in progress

As of December 31, 2023, the Company’s expansion of the Rockdale Facility had been completed.

In 2022, the Company initiated development of the Corsicana Facility to expand its Bitcoin Mining and Data Center Hosting capabilities, on a 265-acre site in Navarro County, Texas, located next to the Navarro Switch. Once complete, the Company expects the Corsicana Facility to have one gigawatt of developed capacity for its Bitcoin Mining and Data Center Hosting operations.

The initial phase of the development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin Mining and Data Center Hosting infrastructure, as well as a high-voltage power substation and transmission facilities to supply power and water to the facility. Construction of the substation and the data centers is ongoing and operations are expected to commence by the end of the first quarter of 2024, following commissioning of the substation.

Through December 31, 2023, the Company had incurred costs of approximately $217.8 million related to the development of the Corsicana Facility, including $10.1 million paid to acquire the land on which the facility is being developed, $203.0 million of initial developments costs and equipment, and a $4.7 million deposit for future power usage.

During the year ended December 31, 2023, the Company entered into a purchase agreement with Midas for the purchase of 200 MW of immersion cooling systems for its Corsicana Facility. Delivery of the immersion cooling systems began in the fourth quarter of 2023 and is expected to be completed in the first quarter of 2024. The purchase agreement also provides the Company an option to purchase up to an additional 400 MW of immersion cooling systems from Midas, on the same terms as the initial order, through December 31, 2025.

Related party land transaction

During the year ended December 31, 2022, the Company began an initiative to provide certain on-site temporary housing for stakeholders, including partners, analysts, stockholders, employees, vendors, and other visitors to the Rockdale Facility, which is located in a relatively remote area of central Texas with limited accommodations for visitors. During the year ended December 31, 2023, Riot completed its acquisition of property and land for the development of temporary housing from Lyle Theriot (indirectly, through a limited liability company controlled by Mr. Theriot) for approximately $1.1 million, consisting of $0.2 million for land and $0.9 million for buildings and improvements. At the time of the transaction, Mr. Theriot was part of the management team at Riot and was considered a related party of Riot. The transaction was accounted for as an asset acquisition.

Commitments

During the year ended December 31, 2023, the Company paid $191.1 million in deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described herein. The remaining commitment of approximately $270.4 million is due in installments through approximately April 2025 based on the estimated miner delivery schedule. Total payments of $220.0 million and $50.4 million are expected to be made in 2024 and 2025, respectively.

During the year ended December 31, 2023, the Company paid $31.2 million in deposits and payments to Midas for the purchase of immersion cooling systems described herein. The remaining commitment of approximately $21.1 million is due in installments in early 2024, based on the estimated delivery schedule.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 8. Goodwill and Intangible Assets

Goodwill

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

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of December 31, 2023:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(1,292)	$5,008	10
Trademark	5,000	(1,042)	3,958	10
UL Listings	2,700	(469)	2,231	12
Patents	10,060	(5,560)	4,500	Various
Finite-lived intangible assets	$24,060	$(8,363)	$15,697

The customer contracts, trademark, and UL listings were recognized as the result of acquisitions during the year ended December 31, 2021 (see Note 3. Acquisitions).

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

During the years ended December 31, 2023, 2022, and 2021, amortization expense related to finite-lived intangible assets was $5.8 million, $2.1 million, and $0.2 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of December 31, 2023:

2024	$5,823
2025	1,355
2026	1,355
2027	1,355
2028	1,355
Thereafter	4,455
Total	$15,697

The Company did not identify any impairment of its finite-lived intangible assets during the years ended December 31, 2023, 2022, and 2021.

Note 9. Power Purchase Agreement

In May 2020, the Company, through its subsidiary, Whinstone, entered into the PPA to provide for the delivery of power to its Rockdale Facility, via the nearby Sandow Switch. Pursuant to the PPA, the Company has agreed to acquire a total of 345 MW of long-term, fixed-price power, in multiple blocks, as follows: 130 MW contracted in May 2020, at fixed prices through April 30, 2030; 65 MW contracted in March 2022, at fixed prices through April 30, 2030; and 150 MW contracted in November 2022, at fixed prices through October 31, 2027. Additionally, under the PPA, the Company has the option to purchase additional power at market prices, as needed.

If electricity used exceeds the amount contracted, the cost of the excess electricity is incurred at the then-current spot rate. Concurrently with the PPA, the Company entered into an interconnection agreement for the extension of delivery system transmission/substation facilities to facilitate delivery of the electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement are determined every 15 minutes using settlement information provided by the ERCOT and are recorded in Cost of revenue on the Consolidated Statements of Operations.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

as part of ERCOT’s efforts to stabilize the grid. The Company receives compensation for its participation in ancillary services whether or not the Company is actually called to power down.

Riot also participates in ERCOT’s Four Coincident Peak (“4CP”) program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), during which time, demand for power is at its highest. 4CP participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load in these peak periods receive credits to transmission costs on future power bills during the subsequent year, reducing overall power costs. As a result of Riot’s participation in 4CP in 2022, the Company’s transmission charges in its 2023 monthly power bills were substantially reduced.

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

During the years ended December 31, 2023, 2022, and 2021, the Company earned credits against future power costs in exchange for power resold of approximately $71.2 million, $27.3 million, and $6.5 million, respectively. These amounts are recorded in Power curtailment credits on the Consolidated Statements of Operations.

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

The estimated fair value of the Company’s Derivate asset is classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the PPA, which is scheduled to end as of April 30, 2030. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 23.1%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. The discount rate includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

The terms of the PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity compared to the fixed price stated in the contract. As of December 31, 2023, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomical power, the Company does not consider such actions to be trading activities.

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2022	$97,497
Change in fair value of derivative asset	6,721
Balance as of December 31, 2023	$104,218

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 10. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of December 31, 2022	$33,273
Additions	230,397
Reclassifications to property and equipment	(78,376)
Balance as of December 31, 2023	185,294
Security deposits	29,715
Total long-term deposits	$215,009

Deposits on equipment

As of December 31, 2022, the Company had outstanding executed purchase agreements for the purchase of miners from Bitmain for a total of 5,130 S19 series miners, which were received in January 2023. During the year ended December 31, 2023, the Company reclassified the outstanding deposit of $33.3 million to property and equipment in connection with the receipt of the miners at the Rockdale Facility. See Note 7. Property and Equipment.

During the year ended December 31, 2023, the Company paid deposits and advance payments of $191.1 million to MicroBT for the purchase of miners, paid a deposit of $20.8 million to Midas for the purchase of immersion cooling systems, and paid deposits of $18.5 million for other purchases of miners from various suppliers. See Note 7. Property and Equipment.

During the year ended December 31, 2023, $12.6 million of the deposits made to MicroBT, all of the $20.8 million deposit made to Midas, and $11.7 million of the deposits for other purchases of miners were reclassified to property and equipment in connection with the receipt of the equipment.

Security deposits

During the year ended December 31, 2023, the Company paid $23.0 million as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the PPA, resulting in a total of 345 MW under contract at fixed prices. See Note 8. Power Purchase Agreement.

During the year ended December 31, 2022, the Company paid approximately $4.7 million as a security deposit for the development of the Corsicana Facility, all of which remains held as a deposit as of December 31, 2023.

During the year ended December 31, 2021, the Company paid approximately $3.1 million in connection with an amended and restated Transmission/Substation Facility Extension Agreement for the construction of the Oncor-owned Delivery System facilities to serve the expansion of the Rockdale Facility, all of which has been returned to the Company as of December 31, 2023.

The Company has other security deposits totaling approximately $2.0 million for its offices and facilities, including $1.8 million associated with its ground lease.

Note 11. Accrued Expenses

The Company’s accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022
Construction in progress	$23,451	$16,621
Power related costs and remittances	11,114	32,632
Compensation	14,888	8,582
Insurance	7,490	3,660
Other	5,685	3,969
Total accrued expenses	$62,628	$65,464

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 12. Debt

Credit and security facility

The Company’s subsidiary, ESS Metron, has a Credit and Security Facility Agreement, as amended, which provides for a $10.0 million credit and security facility consisting of a $6.0 million revolving line of credit (the “Revolving Line of Credit”) and a $4.0 million equipment guidance line (the “Equipment Guidance Line”).

The Revolving Line of Credit has a term of two years with interest due monthly and principal due at maturity. All amounts borrowed under the Revolving Line of Credit carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of December 31, 2023, the interest rate was 8.5%. Total borrowings under the Revolving Line of Credit during the year ended December 31, 2023, were $6.0 million and payments were $6.0 million. As of December 31, 2023, the outstanding balance on the Revolving Line of Credit was $0.

The Equipment Guidance Line has a term of two years and permits the Company to finance up to 80.0% of certain equipment purchases. All amounts borrowed under the Equipment Guidance Line carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of December 31, 2023, the interest rate was 8.5%. Total borrowings under the Equipment Guidance Line during the year ended December 31, 2023, were approximately $0.9 million. During the year ended December 31, 2023, approximately $0.4 million outstanding under the Equipment Guidance Line converted to a fixed rate term loan (see below). As of December 31, 2023, the outstanding balance on the Equipment Guidance Line was approximately $0.5 million.

All borrowings and accrued interest under the equipment guidance line convert to fixed rate term loans every six months, which have either five-year terms for borrowings used to acquire vehicles and manufacturing equipment (“Manufacturing Term Loans”) or three-year terms for borrowings of equipment other than vehicles and manufacturing equipment (“Equipment Term Loans”). The Manufacturing Term Loans made upon the first conversion of guidance line loans carry interest at a fixed rate equal to the five-year treasury rate plus 2.5% as of conversion and the Equipment Term Loans made upon the first conversion of guidance line loans carry interest at a fixed rate equal to the three-year treasury rate plus 2.5% as of conversion. All subsequent conversions to Manufacturing Term Loans and Equipment Term Loans carry interest at a fluctuating rate equal to the lender’s prime rate.

During the year ended December 31, 2023, approximately $0.4 million outstanding under the Equipment Guidance Line was converted into a three-year Equipment Term Loan with a fixed interest rate of 6.6%. As of December 31, 2023, the outstanding balance on the Equipment Term Loan was approximately $0.3 million.

As of December 31, 2023, the outstanding balance on the Equipment Guidance Line and Equipment Term Loans was recognized net of deferred financing costs of approximately $0.1 million. The net current outstanding debt balance of $0.3 million was recognized within Accrued Expenses and the net long-term outstanding debt balance of $0.5 million was recognized within Other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2023, the Company was in compliance with all covenants of the Credit and Security Facility Agreement.

Note 13. Leases

As of December 31, 2023, the Company had operating leases primarily for its offices and the manufacturing facilities of ESS Metron, and a ground lease for the Rockdale Facility, all of which expire on various dates through January 2032.

During the year ended December 31, 2022, the Company executed an amendment to the ground lease for the Rockdale Facility to add a second 100-acre tract of land, adjacent to the land subject to the original ground lease, for an additional $0.9 million in annual payments. The term of the amended lease is scheduled to expire on January 31, 2032, followed by three ten-year renewal periods at the Company’s option, unless terminated earlier. Concurrent with the amendment to the ground lease, the Company extended the term of its Water Reservation Agreement for the Rockdale Facility (see Note 17. Commitments and Contingencies).

As of December 31, 2023 and 2022, operating lease right of use assets were $20.4 million and $21.7 million, respectively, and operating lease liabilities were $21.3 million and $22.3 million, respectively.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the components of the Company’s lease expense, which the ground and facilities’ leases are included in Cost of revenue and the office leases are included in Selling, general, and administrative on the Consolidated Statements of Operations:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$3,747	$3,193	$678
Variable lease cost	240	182	51
Operating lease expense	3,987	3,375	729
Short-term lease rent expense	—	—	19
Total lease expense	$3,987	$3,375	$748

The following table presents supplemental lease information:

	2023	2022	2021
Operating cash outflows for operating leases	$3,522	$2,789	$435
Right of use assets exchanged for new operating lease liabilities	$1,249	$10,333	$13,622
Weighted-average remaining lease term – operating leases	7.5	8.5	8.6
Weighted-average discount rate – operating leases	6.7%	6.6%	5.8%

The following table represents our future minimum operating lease payments as of December 31, 2023:

	Ground lease	Office and other leases	Total
2024	$1,998	$1,798	$3,796
2025	2,058	1,495	3,553
2026	2,119	1,425	3,544
2027	2,183	1,305	3,488
2028	2,249	1,017	3,266
Thereafter	7,369	2,426	9,795
Total undiscounted lease payments	17,976	9,466	27,442
Less present value discount	(4,685)	(1,412)	(6,097)
Present value of lease liabilities	$13,291	$8,054	$21,345

Note 14. Stockholders’ Equity

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

During the year ended December 31, 2022, the remaining 2,199 shares outstanding of the Company’s 0% Series B Convertible Preferred Stock were converted to 2,199 shares of its common stock. As of December 31, 2023, no shares of the Company’s 0% Series B Convertible Preferred Stock were outstanding.

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Common Stock, without any par value per share.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

ATM Equity Offerings

2023 ATM Offering

In August 2023, the Company entered into the 2023 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the year ended December 31, 2023, the Company received net proceeds of approximately $571.6 million ($583.3 million of gross proceeds, net of $11.7 million in commissions and expenses) from the sale of 45,758,400 shares of its common stock at a weighted average fair value of $13.07 per share under its 2023 ATM Offering.

Subsequent to December 31, 2023, and through February 20, 2024, the Company received net proceeds of approximately $114.9 million from the sale of 8,644,100 shares of its common stock at a weighted average fair value of $13.57 per share under its 2023 ATM Offering.

2022 ATM Offering

In March 2022, the Company entered into an ATM sales agreement under which it could offer and sell up to $500.0 million in shares of the Company’s common stock.

During the year ended December 31, 2022, the Company received gross proceeds of approximately $304.8 million ($298.2 million, net of $6.6 million in commissions and expenses), from the sale of 37,052,612 shares of common stock at an average fair value of $8.23 per share under the 2022 ATM Offering.

During the year ended December 31, 2023, the Company received net proceeds of approximately $191.2 million ($195.2 million of gross proceeds, net of $3.9 million in commissions and expenses) from the sale of 16,447,645 shares of its common stock at a weighted average fair value of $11.86 per share under its 2022 ATM Offering. With the sale and issuance of these shares, all $500.0 million in shares of the Company’s common stock available for sale under its 2022 ATM Offering had been issued.

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

In January 2021, the Company received gross proceeds of approximately $84.8 million ($82.7 million net, after $2.1 million in expenses) from the sale of 4,433,468 shares of common stock at an average fair value of $19.13 per share under an ATM agreement entered into in December 2020. With the sale and issuance of these shares, all $200 million in shares of Company common stock available for sale under the December 2020 ATM Offering had been issued.

Under the terms of the 2023, 2022, 2021, and 2020 ATM Offerings, the Company only issued shares of its common stock.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

ESS Metron Holdback Shares

On December 1, 2021, the Company acquired 100% of the equity interests in ESS Metron for consideration that included 715,413 shares of the Company’s common stock, 70,165 shares of which were withheld as security for the sellers’ indemnification obligations for 18 months. During the year ended December 31, 2023, the indemnification period ended and all 70,165 of the withheld shares were issued to the ESS Metron sellers.

Warrants

During the year ended December 31, 2021, the Company issued warrants to XMS Capital Partners, LLC as partial payment for its advisory services in connection with the Whinstone Acquisition. The warrants entitle XMS to purchase up to 63,000 shares of the Company’s common stock at a purchase price of $48.37 per share. The warrants may be exercised at any time through August 12, 2026.

The warrants are recognized as a liability with a fair value of zero upon issuance and a redemption value of zero as of December 31, 2023.

2023 Transactions

During the year ended December 31, 2023, approximately 5.0 million shares of common stock were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards awarded to such individuals by the Company under the 2019 Equity Incentive Plan. The Company withheld approximately 1.3 million of these shares, with a fair value of approximately $14.0 million, to cover the withholding taxes related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan.

In June 2023, the Company’s stockholders approved the Fourth Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance under the 2019 Equity Incentive Plan by 4.0 million shares.

In December 2023, the Company’s stockholders approved the Fifth Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance under the 2019 Equity Inventive Plan by 13.0 million shares.

2022 Transactions

During the year ended December 31, 2022, the Company increased its authorized shares of common stock from 170.0 million shares to 340.0 million shares.

During the year ended December 31, 2022, 1,819,332 shares of common stock were issued to the Company’s board of directors, officers, employees, and advisors of the Company in settlement of an equal number of fully vested restricted stock units awarded to such individuals by the Company under the 2019 Equity Incentive Plan. The Company withheld 685,781 of these shares, at a fair value of approximately $10.1 million, to cover the withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Incentive Plan.

During the year ended December 31, 2022, — shares of the Company’s 0% Series B Convertible Preferred Stock were converted into 70,165 shares of its common stock, leaving no shares outstanding.

In July 2022, the Company’s stockholders approved the Third Amendment to its 2019 Equity Incentive Plan, which increased the number of shares of the Company’s common stock reserved for issuance by 10.0 million shares.

2021 Transactions

During the year ended December 31, 2021, the Company issued 11,800,000 shares of its common stock in connection with its acquisition of Whinstone. See Note 3. Acquisitions.

During the year ended December 31, 2021, the Company issued 645,248 shares of its common stock in connection with its acquisition of ESS Metron. See Note 3. Acquisitions.

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

During the year ended December 31, 2021, 2,000 shares of the Company’s 0% Series B Convertible Preferred Stock were converted into 2,000 shares of its common stock, leaving 2,199 shares outstanding. The Company currently has one equity compensation plan, the 2019 Equity Incentive Plan. On October 19, 2021, the Company’s stockholders approved the Second Amendment to its 2019 Equity Incentive Plan, which increased the number of shares of the Company’s common stock reserved for issuance by 4.4 million shares.

Note 15. Stock-Based Compensation

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

In July 2023, the Company adopted a new long-term incentive program under its 2019 Equity Incentive Plan, under which employees are eligible to receive performance-based RSAs or RSUs and service-based RSAs or RSUs. The performance-based awards are eligible to vest based on the relative performance of the Company’s common stock (“Total Stockholder Return” or “TSR”), compared to the performance of the Russell 3000 Index (the “Index TSR”), during the three-year performance period commencing as of the grant date of the TSR award (collectively, the “TSR Awards”). The TSR Awards have a vesting range of 0% to 200% of the recipient’s target award, which is calculated based on the difference between the Company’s TSR and the Index TSR over the three-year performance period, subject to the recipient’s continuous employment with the Company through the third anniversary of the award’s grant date. The service-based awards are eligible to vest in one-third annual installments over a three-year service period commencing on the award’s grant date, subject to the recipient’s continuous employment with the Company through the applicable vesting dates.

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

In June 2023, the Company’s stockholders approved the Fourth Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 4.0 million shares.

In December 2023, the Company’s stockholders approved the Fifth Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 13.0 million shares.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2023, the Company had 18,517,831 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table presents stock-based compensation expense by category:

	Years Ended December 31,
	2023	2022	2021
Performance-based stock awards and units	$(4,703)	$16,444	$63,556
Service-based stock awards and units	36,873	8,111	4,935
Total stock-based compensation	$32,170	$24,555	$68,491

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

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	3,918,935	$25.92
Granted	2,076,340	$17.48
Vested	(567,281)	$24.96
Forfeited	(499,468)	$33.54
Balance as of December 31, 2023	4,928,526	$21.71

During the year ended December 31, 2022, the Company granted 245,266 performance-based RSAs with a grant date fair value of $1.7 million. During the year ended December 31, 2021, no performance-based RSAs were awarded.

As of December 31, 2023, there was approximately $27.8 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.6 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	—	$—
Granted	246,426	$19.59
Vested	—	$—
Forfeited	—	$—
Balance as of December 31, 2023	246,426	$19.59

During the year ended December 31, 2022, the Company granted 1,412,299 performance-based RSUs with a grant date fair value of $15.1 million. During the year ended December 31, 2021, the Company granted 4,033,159 performance-based RSUs with a grant date fair value of $148.0 million. During the year ended December 31, 2022, all outstanding performance-based RSUs were converted into performance-based RSAs.

As of December 31, 2023, there was approximately $4.1 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.6 years.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Service-Based Awards and Units

Service-based awards vest over a one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	8,855,744	$6.84
Granted	1,313,925	$15.44
Vested	(4,464,307)	$6.89
Forfeited	(807,468)	$6.86
Balance as of December 31, 2023	4,897,894	$9.14

During the year ended December 31, 2022, the Company awarded 10,310,115 service-based RSAs with a grant date fair value of $69.4 million. During the year ended December 31, 2021, no service-based RSAs were awarded.

As of December 31, 2023, there was approximately $29.0 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 10 months.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2023	—	$—
Granted	155,213	$19.30
Vested	—	$—
Forfeited	—	$—
Balance as of December 31, 2023	155,213	$19.30

During the year ended December 31, 2022, the Company awarded 922,552 service-based RSUs with a grant date fair value of $6.4 million. During the year ended December 31, 2021, the Company granted 212,189 service-based RSUs with a grant date fair value of $7.1 million. During the year ended December 31, 2022, all outstanding service-based RSUs were converted into service-based RSAs.

As of December 31, 2023, there was approximately $2.6 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.2 years.

Subsequent Awards

In January 2024, the Company awarded 1,000,000 performance-based RSUs with a grant date fair value of approximately $14.1 million, 14,071,926 performance-based RSAs with a grant date fair value of approximately $199.5 million, and 38,707 service-based RSAs with a grant date fair value of approximately $0.6 million and a three-year service period. The performance-based awards are eligible to vest based on the Company’s TSR as compared to the Index TSR through December 31, 2025.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of December 31, 2023
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin (a)	$311,178	$311,178	$—	$—
Convertible note (b)	$4,709	$—	$—	$4,709
Derivative asset (c)	$104,218	$—	$—	$104,218
Contingent consideration liability (d)	$909	$—	$—	$909

	Fair value measured as of December 31, 2022
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Derivative asset (b)	$97,497	$—	$—	$97,497
Contingent consideration liability (c)	$24,935	$—	$—	$24,935

(a)	See Note 5. Bitcoin
(b)	See Note 6. Investments
(c)	See Note 9. Power Purchase Agreement
(d)	See Note 17. Commitments and Contingencies

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

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

As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of their short-term nature.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies

Commitments

Miners and mining equipment

During the year ended December 31, 2023, the Company paid $191.1 million in deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described herein. The remaining commitment of approximately $270.4 million is due in installments through approximately April 2025 based on the estimated miner delivery schedule. Total payments of $220.0 million and $50.4 million are expected to be made in 2024 and 2025, respectively.

During the year ended December 31, 2023, the Company paid $31.2 million in deposits and payments to Midas for the purchase of immersion cooling systems described herein. The remaining commitment of approximately $21.1 million is due in installments in early 2024, based on the estimated delivery schedule.

Operating leases

The Company leases its primary office locations and has a ground lease for its Rockdale Facility under noncancelable lease agreements that expire on varying dates through 2032. For additional information see Note 13. Leases.

Water reservation agreement

The Company has a water reservation agreement, as amended, with the lessor of its ground lease to secure a certain quantity of non-potable water from a nearby lake to be used by the Company at its Rockdale Facility. The water reservation agreement runs through January 2032 and requires annual payments of approximately $2.2 million.

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

In April 2021, under the provisions of the PPA, and as a result of the weather event, the Company entered into a Qualified Scheduling Entity (“QSE”) Letter Agreement, which resulted in the Company being entitled to receive approximately $125.1 million for its power sales during the February winter storm, all under the terms and conditions of the QSE Letter Agreement. The Company received cash of $29.0 million in April 2021 (after deducting $10.0 million in power management fees owed by Whinstone), approximately $59.7 million was credited against power bills of the Company during 2022, with the remaining $26.3 million being contingent upon ERCOT’s future remittance. These amounts are recognized gross before fair value adjustments and expenses incurred by the Company for power management fees noted above and customer settlements. The fair value of the settlement agreement was estimated and recognized as an asset as part of acquisition accounting.

As part of the Whinstone Acquisition (see Note 3. Acquisitions), the Company is obligated to pay the seller up to $86.0 million, net of income taxes, (undiscounted) of additional consideration if certain power credits are received or realized by the Company arising from the February 2021 weather event. Upon the acquisition of Whinstone, the estimated fair value of the contingent consideration was approximately $83.0 million.

The estimated fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Upon the acquisition of Whinstone, the Company estimated the fair value of the contingent consideration using a discounted cash flow analysis, which included estimates of both the timing and amounts of potential future power credits. These estimates were determined using the Company’s historical consumption quantities and patterns combined with management’s expectations of its future consumption requirements, which required significant judgment and depend on various factors outside the Company’s control, such as construction delays. The discount rate of approximately 2.5% included observable market inputs, but also included unobservable inputs such as interest rate spreads, which were estimated based on qualitative judgment related to company-specific risk factors. Specifically, the Company used S&P Global’s B credit rating in the yield curve to estimate a reasonable interest rate spread to determine the cost of debt input because the power credits are subordinated obligations of the Company’s counterparty. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period.

The following table presents the changes in the estimated fair value of our contingent consideration liability:

Balance as of December 31, 2022	$24,935
Change in contingent consideration	(24,026)
Change in fair value of contingent consideration	—
Balance as of December 31, 2023	$909

Approximately $1.2 million of remaining future power credits to be received are estimated to be received over a period of 12 years. The Company determined the value of the contingent consideration as of December 31, 2023, using a discount rate of approximately 8.0%, which was based on the factors above, including the recent increase in interest rates.

Contingencies

Legal proceedings

The Company, and our subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. We cannot predict the final outcome of such proceedings. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by our insurance program. We maintain property, and various types of liability insurance in an effort to protect ourselves from such claims. In terms of any matters where there is no insurance coverage available to us, or where coverage is available and we maintain a retention or deductible associated with such insurance, we may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by us on the Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then we disclose the range of possible loss. Paid expenses related to the defense of such claims are recorded by us as incurred and paid. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, we do not believe there is a reasonable possibility that any material loss, if any, will result from any claims, lawsuits and proceedings to which we are subject to either individually, or in the aggregate.

Northern Data Working Capital Disputes

On September 7, 2022, the Company filed a complaint against Northern Data AG (“Northern Data”) in the Delaware Court of Chancery (Case No. C.A. No. 2022-0792-LWW) disputing the purchase price of Whinstone and seeking declaratory relief and specific performance of the stock purchase agreement. On March 31, 2023, the parties filed a stipulation agreeing to dismiss all claims without prejudice and to submit the dispute for final determination to an independent accountant. The Company placed approximately $29.5 million in escrow pending the final determination of the independent accountant, and, on June 9, 2023, the independent accountant rendered a written final determination finding in favor of the Company on disputed issues totaling approximately $27.1 million. Accordingly, approximately $27.1 million of the escrowed amount was released from escrow and distributed to the Company on June 13, 2023, with the remaining approximately $2.4 million held in escrow allocated to Northern Data. As a result, the Company recognized a Deferred gain on acquisition post-close dispute settlement of $26.0 million on the Consolidated Balance Sheets.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Following the final determination, Northern Data filed a complaint against the Company in the Delaware Court of Chancery (the “Chancery Court”) on June 23, 2023 (Case No. C.A. No. 2023-0650-LWW) challenging the independent accountant’s written final determination and seeking to re-litigate the purchase price adjustment process. The Company contests the legal and factual basis of Northern Data’s claims and filed a motion to dismiss the complaint on July 17, 2023, which the Chancery Court heard on February 13, 2024. The Chancery Court took the matter under advisement and it is now pending a ruling. While the Company intends to vigorously oppose such complaint, the Company cannot accurately predict the outcome of such ongoing litigation, or estimate the magnitude of such outcome, due to its early stage.

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone filed a petition in the District Court for the 20th Judicial District of Milam County, Texas (Case No. CV41873), which it later amended, against Rhodium 30MW, LLC, Rhodium JV, LLC, Air HPC LLC, and Jordan HPC, LLC (collectively, “Rhodium”) asserting breach of contract claims for Rhodium’s failure to pay amounts due under Rhodium’s colocation agreements with Whinstone. Whinstone seeks recovery of more than $26.0 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest.  On June 12, 2023, Rhodium answered and, along with non-parties Rhodium Encore LLC, Rhodium 2.0 LLC, and Rhodium 10mw LLC (collectively, the “Non-Parties”), moved to compel arbitration and filed counterclaims for breach of contract seeking recovery of at least $7.0-$10.0 million in power credits allegedly owed to Rhodium under the superseded agreements, as well as lost profits. On August 2, 2023, Rhodium disclosed the amount of damages it seeks to recover for these claims, which includes at least $42.0 million in alleged energy credits, at least $1.0 million in alleged lost profits for power diversion, and at least $0.7 million in alleged direct damages for breach of contract, plus lost profits and reasonable and necessary attorneys’ fees. On August 28, 2023, the district court granted Rhodium’s motion to compel arbitration and stay litigation. On November 27, 2023, Whinstone terminated the Rhodium JV, LLC and Air HPC LLC hosting agreements at the Rockdale Facility with immediate effect. On December 11, 2023, Rhodium and the Non-Parties submitted an arbitration demand to the American Arbitration Association seeking approximately $55.0 million in damages and specific performance of unspecified contracts. Whinstone believes Rhodium’s claims are without merit and intends to vigorously contest them, as appropriate. Because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

SBI Crypto Co.

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. SBI seeks recovery of at least $15.0 million in lost profits, at least $16.0 million for equipment damage, reasonable attorneys’ fees and costs, expenses, costs, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived and substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. While a preliminary investigation of the merits of SBI’s claims has commenced, because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet, Inc., (collectively “GMO”) filed a complaint against Whinstone alleging breach of contract under the colocation services agreement between GMO and Whinstone, seeking damages in excess of $150.0 million. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of profit and profit sharing, based on Whinstone’s alleged wrongful termination of the colocation services agreement as of June 29, 2023. At this preliminary stage, the Company believes that GMO’s claims lack merit; however, because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Class Actions and Related Shareholder Derivative Actions

On August 25, 2023, the United States District Court for the District of New Jersey dismissed the Takata v. Riot Blockchain action (Case No. 3: 18-cv-02293, the “Takata Action”), with prejudice, dismissing all claims.

Following the dismissal of the Takata Action, all shareholder derivative complaints filed against the Company were subsequently dismissed without prejudice. On October 23, 2023, the parties in Jackson v. Riot Blockchain, Inc., et al. (Case No. 604520/18) filed a joint stipulation of discontinuance dismissing all claims without prejudice. On January 18, 2023, the Eighth Judicial District Court of the State of Nevada entered an order voluntarily dismissing In re Riot Blockchain, Inc. Shareholder Derivative Litigation (Case No. A-18-774890-B) without prejudice. On October 6, 2023, plaintiff filed a notice in Finitz v. O’Rourke, et al. (Case No. 1:18-cv-09640) voluntarily dismissing all claims without prejudice. On September 26, 2023, plaintiff filed a notice in Monts v. O’Rourke, et al. (Case No. 1:18-cv-01443) voluntarily dismissing all claims without prejudice.

Note 18. Income taxes

The following table presents the components of the loss before provision for income taxes:

	For the years ended December 31,
	2023	2022	2021
Domestic	$(54,565)	$(521,302)	$(15,183)
Foreign	—	—	—
Loss before provision for income taxes	$(54,565)	$(521,302)	$(15,183)

The following table presents the components of income tax benefit (expense):

	As of December 31,
	2023	2022	2021
Current:
US Federal	$—	$—	$—
US State	48	(789)	(254)
Foreign	—	—	—
Total current benefit (expense)	$48	$(789)	$(254)
Deferred:
US Federal	$5,045	$12,538	$—
US State	—	—	—
Foreign	—	—	—
Total deferred benefit	5,045	12,538	—
Total benefit (expense) for income taxes	$5,093	$11,749	$(254)

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities:

	As of December 31,
	2023	2022
Deferred income tax assets:
Operating lease liability	$4,485	$5,178
Deferred revenue	3,735	4,595
Stock compensation	2,348	17,422
Bitcoin	—	29,111
Intangible assets	6,523	6,501
Net operating losses	116,872	150,167
Other deferred tax assets	2,058	2,393
Total deferred tax assets	136,021	215,367
Valuation allowance	(65,600)	(108,060)
Net deferred tax assets	70,421	107,307
Deferred income tax liabilities:
Derivative asset	(21,898)	(22,678)
Right of use asset	(4,289)	(5,043)
Fixed assets	(19,189)	(79,586)
Bitcoin	(23,300)	—
Other deferred tax liabilities	(1,745)	—
Total deferred tax liabilities	(70,421)	(107,307)
Net deferred tax assets (liabilities)	$—	$—

The Company has approximately $528.0 million and $171.0 million of federal and state tax Net Operating Losses (“NOLs”), respectively, that may be available to offset future taxable income. Federal and state net operating loss carryforwards of $130.0 million and $101.0 million, respectively, if not utilized, expire between 2026 and 2037. Under the Tax Cuts and Jobs Act, $398.0 million federal and $70.0 million state NOLs incurred after December 31, 2017 are carried forward indefinitely, but may be limited in utilization to 80% of taxable income.

Furthermore, as a result of changes in the ownership of our common stock and changes in our business operations, our ability to use our federal and state NOLs may be subject to annual limitations limited under Internal Revenue Code Section 382 and 383. The annual limitations may result in the expiration of net operating losses and credits before they are able to be utilized. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in an ultimate limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized.

The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2018 through 2023, although carryforward attributes that were generated prior to tax year 2018 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. Currently, no federal or state income tax returns are under examination by the respective taxing authorities.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of December 31, 2023 and 2022. The valuation allowance decreased by approximately $42.5 million during the year ended December 31, 2023.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table reconciles the income tax benefit (expense) based on the U.S. federal statutory rate with actual income tax benefit (expense):

	For the years ended December 31,
	2023		2022
Federal statutory rate	$11,459	21.0%	$109,376	21.0%
State and local taxes, net of federal taxes	42	(0.1)%	3,403	0.7%
Goodwill impairment	—	0.0%	(64,295)	(12.3)%
Contingent payment	5,045	9.3%	12,538	2.4%
Section 162m compensation	(21,315)	(39.1)%	(11,433)	(2.2)%
Stock compensation	2,648	4.9%	2,904	0.6%
Return to provision	(2,760)	(5.1)%	9,026	1.7%
Rate change on deferreds	3,919	7.2%	(3,321)	(0.6)%
Deferred adjustment	(36,159)	(66.3)%	—	0.0%
Other	(244)	0.5%	—	0.0%
Change in valuation allowance	42,458	77.8%	(46,449)	(8.9)%
Income tax benefit (expense)	$5,093	9.3%	$11,749	2.3%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2023 and 2022. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2023 and 2022.

The Company is subject to U.S. federal income tax and primarily Florida, Colorado, and Texas state income tax. The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2023 and 2022.

Note 19. Earnings Per Share

The following table presents potentially dilutive securities that are not included in the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive:

	December 31,
	2023	2022	2021
Warrants to purchase common stock	63,000	63,000	63,000
Unvested restricted stock awards (a)	9,824,546	—	—
Unvested restricted stock units	401,639	—	4,015,146
Convertible Series B preferred shares	—	—	2,199
Total	10,289,185	63,000	4,080,345

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

Note 20. Segment Information

The Company has three reportable segments: Bitcoin Mining, Data Center Hosting, and Engineering. The reportable segments are identified based on the types of service performed.

The Bitcoin Mining segment generates revenue from the Bitcoin the Company earns through its mining activities. Bitcoin Mining cost of revenue consists primarily of direct production costs of mining operations, including electricity, labor, insurance, variable data center hosting fees, but excluding depreciation and amortization.

The Data Center Hosting segment generates revenue from long-term customer contracts for the provision/consumption of electricity, construction of infrastructure, operation of data centers, and maintenance/management of computing capacity from the Company’s high performance data center facility in Rockdale, Texas. Data Center Hosting cost of revenue consists primarily of direct power costs, rent and compensation costs.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The Engineering segment generates revenue through customer contracts for custom engineered electrical products. Engineering cost of revenue consists primarily of direct materials and labor, as well as indirect manufacturing costs.

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

The Data Center Hosting segment purchases custom engineered electrical products from the Engineering segment in the ordinary course of business. All revenue and cost of revenue from intersegment transactions have been eliminated in the Consolidated Statements of Operations. All Other revenue is from external customers.

Concentrations

During the years ended December 31, 2023 and 2021, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

During the year ended December 31, 2022, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, the Company earned revenue of approximately $29.7 million from one customer, representing 11.4% of the Company’s total consolidated revenue, in its Engineering segment. No other individual customer accounted for more than 10% of total revenue for the year ended December 31, 2022.

As of December 31, 2023 and 2022, five customers accounted for more than 70% and 80%, respectively, of consolidated accounts receivable, net.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Consolidated Statements of Operations:

	Years Ended December 31,
	2023	2022	2021
Reportable segment revenue:
Bitcoin Mining	$188,996	$156,870	$184,422
Data Center Hosting	154,334	101,718	24,546
Engineering	72,826	85,358	5,265
Other revenue	97	97	97
Eliminations	(135,574)	(84,872)	(1,087)
Total segment and consolidated revenue	$280,679	$259,171	$213,243

Reportable segment cost of revenue:
Bitcoin Mining	134,515	84,897	45,513
Data Center Hosting	186,256	116,200	32,998
Engineering	66,277	70,283	4,351
Eliminations	(132,714)	(77,684)	(769)
Total segment and consolidated cost of revenue	$254,334	$193,696	$82,093

Reconciling Items:
Acquisition-related costs	—	(78)	(21,198)
Selling, general, and administrative	(100,346)	(67,452)	(87,429)
Depreciation and amortization	(252,354)	(107,950)	(26,324)
Change in fair value of Bitcoin	184,734	—	—
Change in fair value of derivative asset	6,721	71,418	12,112
Power curtailment credits	71,215	27,345	6,514
Change in fair value of contingent consideration	—	159	(975)
Realized gain on sale of Bitcoin	—	30,346	253
(Loss) gain on sale/exchange of equipment	(5,336)	16,281	—
Casualty-related (charges) recoveries, net	5,974	(9,688)	—
Impairment of Bitcoin	—	(147,365)	(43,973)
Impairment of goodwill	—	(335,648)	—
Impairment of miners	—	(55,544)	—
Interest income (expense)	8,222	454	(296)
Realized loss on sale of marketable equity securities	—	(8,996)	—
Realized gain on sale/exchange of long-term investment	—	—	26,260
Unrealized loss on marketable equity securities	—	—	(13,655)
Other income (expense)	260	(59)	2,378
Current income tax benefit (expense)	48	(789)	(254)
Deferred income tax benefit (expense)	5,045	12,538	—
Net income (loss)	$(49,472)	$(509,553)	$(15,437)

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 21. Impacts of Adoption of ASU 2023-08

The following tables present a summary of the impacts of the adoption of ASU 2023-08, effective January 1, 2023, on the Company’s interim Condensed Consolidated Statements of Operations provided during the year ended December 31, 2023 (all amounts are unaudited):

	For the three months ended March 31, 2023
Consolidated Statements of Operations	As previously reported	Effects of adoption	As adjusted
Total revenue	$73,236	$—	$73,236
Realized gain on sale of Bitcoin	(13,775)	13,775	—
Impairment of Bitcoin	4,472	(4,472)	—
Change in fair value of Bitcoin	—	(83,504)	(83,504)
Operating income (loss)	(56,827)	74,201	17,374
Net income (loss)	$(55,688)	$74,201	$18,513
Basic net income (loss) per share	$(0.33)	$0.44	$0.11
Diluted net income (loss) per share	$(0.33)	$0.44	$0.11
Basic weighted average number of shares outstanding	167,342,500	—	167,342,500
Diluted weighted average number of shares outstanding	167,342,500	4,771,833	172,114,333

	For the three months ended June 30, 2023			For the six months ended June 30, 2023
Consolidated Statements of Operations	As previously reported	Effects of adoption	As adjusted	As previously reported	Effects of adoption	As adjusted
Total revenue	$76,739	$—	$76,739	$149,975	$—	$149,975
Realized gain on sale of Bitcoin	(19,828)	19,828	—	(33,603)	33,603	—
Impairment of Bitcoin	5,638	(5,638)	—	10,110	(10,110)	—
Change in fair value of Bitcoin	—	(14,490)	(14,490)	—	(97,994)	(97,994)
Operating income (loss)	(32,483)	300	(32,183)	(89,310)	74,501	(14,809)
Net income (loss)	$(27,687)	$300	$(27,387)	$(83,375)	$74,501	$(8,874)
Basic and diluted net income (loss) per share	$(0.17)	$0.01	$(0.16)	$(0.51)	$0.46	$(0.05)
Basic and diluted weighted average number of shares outstanding	167,342,813	—	167,342,813	162,559,956	—	162,559,956

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
Consolidated Statements of Operations	As previously reported	Effects of adoption	As adjusted	As previously reported	Effects of adoption	As adjusted
Total revenue	$51,891	$—	$51,891	$201,866	$—	$201,866
Realized gain on sale of Bitcoin	(13,495)	13,495	—	(47,098)	47,098	—
Impairment of Bitcoin	4,041	(4,041)	—	14,151	(14,151)	—
Change in fair value of Bitcoin	—	25,261	25,261	—	(72,733)	(72,733)
Operating income (loss)	(47,831)	(34,715)	(82,546)	(137,141)	39,786	(97,355)
Net income (loss)	$(45,325)	$(34,715)	$(80,040)	$(128,700)	$39,786	$(88,914)
Basic and diluted net income (loss) per share	$(0.25)	$(0.19)	$(0.44)	$(0.76)	$0.23	$(0.53)
Basic and diluted weighted average number of shares outstanding	180,952,689	—	180,952,689	168,758,240	—	168,758,240

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of May 18, 2023, the Company dismissed Marcum LLP (“Marcum”) as it’s independent registered public accounting firm, not as a result of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure.

During the Company’s fiscal year ended December 31, 2022, as well as the subsequent interim periods through Marcum’s dismissal, there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such fiscal years. There was a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K during the fiscal year ended December 31, 2022, taking the form of an adverse opinion on the effectiveness of the Company’s internal control over financial reporting related to the existence of a material weakness for the fiscal year ended December 31, 2022. Specifically, Marcum’s report contained an adverse opinion regarding the Company’s control pertaining to the review of its Bitcoin for potential impairment.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2023. The report of Deloitte & Touche LLP is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Riot Platforms, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Riot Platforms, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s early adoption of Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 22, 2024

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is included in our definitive proxy statement for our 2024 annual meeting of stockholders (our “2024 Proxy Statement”), which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023.

a)	Identification of Directors: The information required by this Part III, Item 10 with respect to our directors is incorporated herein by reference to the discussion under the heading “Proposal No. 1: Election of Directors—Information Regarding Directors” in our 2024 Proxy Statement.
b)	Identification of Executive Officers: The information required by this Item with respect to our executive officers is included in Part I of this Annual Report under the heading “Information About Our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
c)	Audit Committee Information; Financial Expert: The information required by this Part III, Item 10 with respect to the Audit Committee of our board of directors and “audit committee financial experts” is incorporated herein by reference to the discussion under the heading “Committees of the Board of Directors—Audit Committee” in our 2024 Proxy Statement.
d)	Delinquent Section 16(a) Reports: The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement.
e)	Code of Ethics: All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other senior accounting and financial officers, are required to abide by our Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct is filed as an exhibit to this Annual Report and is posted on our website at https://www.riotplatforms.com/investors/corporate-governance/governance-documents. We intend to disclose on our website at https://www.riotplatforms.com/investors/corporate-governance/governance-documents any amendment to, or waiver from, our Code of Ethics and Business Conduct that is required to be disclosed to stockholders, within four business days following such amendment or waiver. The information required by this Part III, Item 10 with respect to codes of ethics is incorporated herein by reference to the discussion under the heading “Corporate Governance—Corporate Governance Guidelines, Code of Ethics and Business Conduct, and Committee Charters” in our 2024 Proxy Statement.
f)	Policy for Nominees: The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion under the heading “General Information—When are stockholder proposals due for next year’s annual general meeting?” in our 2024 Proxy Statement concerning procedures by which stockholders may recommend nominees to our board of directors. No material changes to those procedures have occurred since the disclosure regarding those procedures in Part II, Item 5 of our Quarterly Report on Form 10-Q for thequarter ended June 30, 2023.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 will be provided in the section entitled “Executive Compensation” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized under our equity compensation plans, the information required to be disclosed by this Part III, Item 12 is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement.

Securities authorized for issuance under equity compensation plans

In October 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan. The 2019 Equity Incentive Plan authorized the granting of stock-based compensation awards to directors, employees, and consultants in the form of time-based and performance based restricted stock awards, restricted stock unit awards, or stock options that settled in shares of the Company’s common stock upon vesting. There were 3.6 million shares of common stock initially reserved for issuance under the 2019 Equity Incentive Plan.

In November 2020, the Company’s stockholders approved the First Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 3.5 million shares.

In October 2021, the Company’s stockholders approved the Second Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 4.4 million shares.

In July 2022, the Company’s stockholders approved the Third Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 10.0 million shares.

In June 2023, the Company’s stockholders approved the Fourth Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 4.0 million shares.

In December 2023, the Company’s stockholders approved the Fifth Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 13.0 million shares.

As of December 31, 2023, the Company had 18,517,831 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table provides information as of December 31, 2023, about the shares of common stock that may be issued upon the vesting of performance and non-performance based restricted common stock under the 2019 Equity Incentive Plan:

Number of
securities to be
issued
upon exercise of
	outstanding	Weighted	Number of
	options and	average exercise	securities
	restricted	price of	remaining
	common	outstanding	available for
Plan Category	stock	options	future issuance
Equity compensation plans approved by security holders	401,639	$-	18,517,831
Equity compensation plans not approved by security holders	-	-	-
Total	401,639	$-	18,517,831

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 will be provided in the sections entitled “Certain Relationships and Related-Party Transactions” and “Director Independence” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Part III, Item 14 will be provided in the section entitled “Fees to Independent Auditors” in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report:

1.	Consolidated financial statements

2.	Financial statement schedules

All schedules are omitted because they are not applicable, not required, or the information has been otherwise included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

3. Index of exhibits
Exhibit	Description		Location*
3.	Certificate of Incorporation and Bylaws.

3.1	Articles of Incorporation, dated September 19, 2017.		Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Articles of Merger between Bioptix, Inc., and Riot Blockchain, Inc.		Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.3	Amendment to the Articles of Incorporation of Riot Blockchain, Inc., dated November 21, 2022.		Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.4	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc., effective December 30, 2022.		Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

3.5	Amended and Restated Bylaws of Riot Platforms, Inc. effective June 27, 2023.	,	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

4.	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of the Company.		Exhibit 3.1 of the Current Report on Form 8-K filed November 3, 2017.

4.2	Amendment to Certificate of Designation of 0% Series B Convertible Preferred Stock of the Company.		Exhibit 3.1 of the Current Report on Form 8-K filed December 21, 2017.

4.3 +	2019 Equity Incentive Plan.		Appendix A to the Definitive Proxy Statement on Schedule DEF 14A filed September 20, 2019.

4.4 +	First Amendment to the 2019 Equity Incentive Plan.		Appendix A to the Definitive Proxy Statement on Schedule DEF 14A filed October 14, 2020.

4.5 +	Second Amendment to the 2019 Equity Incentive Plan.		Exhibit 10.1 of the Current Report on Form 8-K filed October 22, 2021.

4.6 +	Third Amendment to the 2019 Equity Incentive Plan.		Exhibit 10.1 of the Current Report on Form 8-K filed August 2, 2022.

Exhibit	Description	Location*

4.7 +	Fourth Amendment to the 2019 Equity Incentive Plan.	Exhibit 4.1 of the Current Report on Form 8-K filed June 30, 2023.

4.8 +	Fifth Amendment to the 2019 Equity Incentive Plan.	Exhibit 4.1 of the Current Report on Form 8-K filed December 20, 2023.

4.9 +	2019 Equity Incentive Plan of Riot Platforms, Inc., as amended.	Exhibit 4.2 of the Current Report on Form 8-K filed December 20, 2023.

4.10 +	Form of Time-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan.	Exhibit 4.7 of the Registration Statement on Form S-8 filed November 15, 2021.

4.11 +	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan.	Exhibit 10.1 of the Current Report on Form 8-K filed August 16, 2021.

4.12 +	Form of Service-Based Restricted Stock Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed October 3, 2022.

4.13 +	Form of Performance-Based Restricted Stock Award Agreement.	Exhibit 10.2 of the Current Report on Form 8-K filed October 3, 2022.

4.14 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed July 19, 2023.

4.15	Form of Senior Secured Convertible Promissory Note dated as of January 28, 2019.	Exhibit 4.1 of the Current Report on Form 8-K filed February 1, 2019.

4.16	Form of Common Stock Purchase Warrant Agreement, dated as of January 28, 2019.	Exhibit 4.2 of the Current Report on Form 8-K filed February 1, 2019.

4.17	Form of Registration Rights Agreement, dated as of January 28, 2019.	Exhibit 10.03 of the Current Report on Form 8-K filed February 1, 2019.

4.18	Form of Escrow Deposit Agreement.	Exhibit 10.2 of the Current Report on Form 8-K filed February 16, 2018.

4.19	Riot-Northern Data Shareholder Agreement dated as of May 26, 2021.	Exhibit 10.1 of the Current Report on Form 8-K filed May 26, 2021.

4.20	Description of Securities.	Filed herewith.

10.	Material Contracts.

10.1 +	Jeffrey G. McGonegal Executive Employment Agreement, dated as of February 6, 2019.	Exhibit 10.1 of the Current Report on Form 8-K filed February 11, 2019.

10.2 +	Amended and Restated McGonegal Executive Employment Agreement, dated as of February 7, 2020.	Exhibit 10.1 of the Current Report on Form 8-K filed February 11, 2020.

10.3 +	First Amendment to the Amended and Restated McGonegal Employment Agreement, dated as of February 8, 2021.	Exhibit 10.2 of the Current Report on Form 8-K filed February 10, 2021.

Exhibit	Description	Location*
10.4 +	Second Amendment to the Amended and Restated McGonegal Employment Agreement, dated as of February 7, 2022.	Exhibit 10.1 of the Current Report on Form 8-K filed February 8, 2022.

10.5 +	Jason Les Executive Employment Agreement, dated as of February 8, 2021.	Exhibit 10.1 of the Current Report on Form 8-K filed February 10, 2021.

10.6 +	Benjamin Yi Executive Employment Agreement, dated as of May 24, 2021.	Exhibit 10.1 of the Current Report on Form 8-K filed May 24, 2021.

10.7 +	Form of Executive Employment Agreement.	Exhibit 10.3 of the Current Report on Form 8-K filed October 3, 2022.

10.8	Subscription Agreement by and between the Company and goNumerical, Ltd. (Coinsquare) dated as of September 29, 2017.	Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 13, 2017.

10.9

Sales Agreement, dated as of August 31, 2021, by and among Riot Blockchain, Inc., Cantor Fitzgerald & Co., B. Riley FBR, Inc., BTIG, LLC, Compass Point Research & Trading, LLC, and Roth Capital Partners, LLC.

Exhibit 1.2 of the Form S-3ASR filed August 31, 2021.

10.10

Sales Agreement, dated as of March 31, 2022, by and among Riot Blockchain, Inc. and its sales agents, Cantor Fitzgerald & Co., B. Riley FBR, Inc., BTIG, LLC, Roth Capital Partners, LLC D.A. Davidson & Co., Macquarie Capital (USA) Inc., and Northland Securities, Inc.

Exhibit 1.1 of the Current Report on Form 8-K filed March 31, 2022.

10.11	Controlled Equity OfferingSM Sales Agreement, dated as of August 9, 2023, by and among Riot Platforms, Inc. and the Sales Agents.	Exhibit 1.1 of the Current Report on Form 8-K filed August 9, 2023.

10.12	Stock Purchase Agreement dated as of April 8, 2021, by and among Riot Blockchain, Inc., Whinstone US, Inc., and Northern Data AG.	Exhibit 2.1 of the Current Report on Form 8-K filed April 9, 2021.

10.13	Share Purchase Agreement, dated as of June 4, 2021, by and between Riot Blockchain, Inc. and Mogo, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed June 8, 2021.

10.14	Membership Interest Purchase Agreement dated as of December 1, 2021 by and among Riot Blockchain, Inc., Electrode Acquisition Corp., and Steven R. Ferrie and David P. Franzmann.	Exhibit 2.1 of the Current Report on Form 8-K filed December 1, 2021.

10.15 †	Master Purchase and Sale Agreement between Riot Platforms, Inc. and MicroBT, dated as of June 23, 2023.	Exhibit 10.1 of the Current Report on Form 8-K filed June 30, 2023.

10.16 †	Purchase Order No. 01, dated as of June 23, 2023, executed under that certain Master Purchase and Sales Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1, Appendix 3.1.2, of the Current Report on Form 8-K filed June 30, 2023.

Exhibit	Description	Location*
10.17 †	Purchase Order No. 02, dated as of December 1, 2023, executed under that certain Master Purchase and Sales Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1 of the Current Report on Form 8-K filed December 6, 2023.

14.	Code of Ethics.

14.1	Riot Platforms, Inc. Code of Ethics and Business Conduct Adopted June 27, 2023.	Exhibit 14.1 of the Current Report on Form 8-K filed June 30, 2023.

16.	Letter re Change in Certifying Accountant.

16	Letter of Marcum LLP to the Securities and Exchange Commission, dated May 22, 2023.	Exhibit 16.1 of the Current Report on Form 8-K filed May 22, 2023.

21.	Subsidiaries.

21	List of Subsidiaries of Riot Platforms, Inc.	Filed herewith.

23.	Consent of Independent Registered Public Accounting Firm.

23.1	Consent of Marcum LLP.	Filed herewith.

23.2	Consent of Deloitte & Touche LLP.	Filed herewith.

24.	Power of Attorney.

24	Power of Attorney.	Incorporated by reference to the signature page of this Annual Report.

31.	Certifications.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Furnished herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Furnished herewith.

97	Riot Platforms Inc. Policy for the Recovery of Erroneously Awarded Compensation.	Filed herewith.

Exhibit	Description	Location*
101

Inline XBRL (Extensible Business Reporting Language). The following from this Annual Report, formatted in iXBRL (inline XBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2023,  2022, and 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021; and (vi) Notes to Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the iXBRL document.	Filed herewith.

*	Where an exhibit is indicated, that document has been previously filed with the SEC and the applicable exhibit is incorporated herein by reference.
†	Portions of this exhibit have been omitted as confidential information.
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2024	RIOT PLATFORMS, INC.

/s/ Jason Les
Jason Les, Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Colin Yee
Colin Yee, Chief Financial Officer (principal financial officer and duly authorized officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 22, 2024, in the capacities indicated.

/s/ Jason Les
Jason Les Chief Executive Officer and Director (principal executive officer)

/s/ Colin Yee
Colin Yee Chief Financial Officer (principal financial officer)

/s/ Ryan Werner
Ryan Werner Chief Accounting Officer (principal accounting officer)

/s/ Benjamin Yi
Benjamin Yi, Director & Executive Chairman

/s/ Hannah Cho
Hannah Cho, Director

/s/ Lance D’Ambrosio
Lance D’Ambrosio, Director

/s/ Hubert Marleau
Hubert Marleau, Director