Form 10-Q
period 2024-03-31
Riot Platforms, Inc.
filed 2024-05-01
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, the registrant had 288,784,946 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in the other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those documents and filings incorporated by reference herein. All statements in this Quarterly Report and the documents incorporated by reference herein other than statements of historical fact are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new equipment, systems, technologies, services or developments, such as our development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware and our one-gigawatt (“GW”) Bitcoin mining facility outside of Corsicana, Texas; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect our management’s opinions, expectations, beliefs, and assumptions based on information currently available to management regarding future events, which may not materialize or prove to be correct due to certain risks and uncertainties, including those risks which the Company’s management has identified and believes to be material and those which management has not identified, or which management does not believe to be material. Such risk factors are described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”), as well as under similar headings in subsequent filings we may make with the SEC. It is not possible for our management to predict all risks, the potential impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual results to differ, perhaps materially, from those contained in, or implied by, any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date the statements are made and are not guarantees of future performance or actual results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholder’s equity, and cash flows, and the market price of our securities may decline, as a result.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$688,497	$597,169
Accounts receivable, net	14,185	24,706
Contract assets, including retainage of $2,517 and $3,166, respectively	13,217	15,359
Prepaid expenses and other current assets	33,589	29,107
Bitcoin	—	311,178
Derivative asset, current portion	35,609	30,781
Future power credits, current portion	—	271
Total current assets	785,097	1,008,571

Property and equipment, net	821,685	704,194
Bitcoin	605,595	—
Deposits	261,519	215,009
Finite-lived intangible assets, net	14,214	15,697
Derivative asset, less current portion	88,841	73,437
Operating lease right-of-use assets	21,723	20,413
Future power credits, less current portion	589	638
Other long-term assets	11,980	13,121
Total assets	$2,611,243	$2,051,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,504	$23,157
Contract liabilities	3,732	4,073
Accrued expenses	44,067	62,628
Deferred gain on acquisition post-close dispute settlement	26,007	26,007
Deferred revenue, current portion	2,458	2,458
Contingent consideration liability - future power credits, current portion	—	271
Operating lease liability, current portion	2,879	2,421
Total current liabilities	92,647	121,015

Deferred revenue, less current portion	15,262	15,801
Operating lease liability, less current portion	20,767	18,924
Contingent consideration liability - future power credits, less current portion	589	638
Other long-term liabilities	6,574	6,680
Total liabilities	135,839	163,058

Commitments and contingencies - Note 16

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, no par value; 340,000,000 shares authorized; 267,991,956 and 230,836,624 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,063,438	2,687,692
Accumulated deficit	(588,043)	(799,820)
Accumulated other comprehensive income (loss), net	9	150
Total stockholders’ equity	2,475,404	1,888,022
Total liabilities and stockholders’ equity	$2,611,243	$2,051,080

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Bitcoin Mining	$74,597	$48,023
Data Center Hosting	—	9,042
Engineering	4,675	16,147
Other revenue	24	24
Total revenue	79,296	73,236

Costs and expenses:
Cost of revenue:
Bitcoin Mining	41,084	21,899
Data Center Hosting	—	25,660
Engineering	6,018	15,563
Selling, general, and administrative	57,652	12,675
Depreciation and amortization	32,343	59,340
Change in fair value of Bitcoin	(234,080)	(83,504)
Change in fair value of derivative asset	(20,232)	5,778
Power curtailment credits	(5,131)	(3,075)
Casualty-related charges (recoveries), net	(2,300)	1,526
Total costs and expenses	(124,646)	55,862
Operating income (loss)	203,942	17,374

Other income (expense):
Interest income (expense)	7,805	(3,830)
Other income (expense)	8	—
Total other income (expense)	7,813	(3,830)

Net income (loss) before taxes	211,755	13,544

Current income tax benefit (expense)	22	(76)
Deferred income tax benefit (expense)	—	5,045
Total income tax benefit (expense)	22	4,969

Net income (loss)	$211,777	$18,513

Basic net income (loss) per share	$0.82	$0.11
Diluted net income (loss) per share	$0.81	$0.11

Basic weighted average number of shares outstanding	259,506,242	167,342,500
Diluted weighted average number of shares outstanding	262,358,332	172,114,333

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$211,777	$18,513
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	(141)	—
Comprehensive income (loss)	$211,636	$18,513

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended March 31, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2024	230,836,624	$2,687,692	$(799,820)	$150	$1,888,022
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	10,986,032	(1,998)	—	—	(1,998)
Issuance of common stock/At-the-market offering, net of offering costs	26,169,300	345,744	—	—	345,744
Stock-based compensation	—	32,000	—	—	32,000
Net income (loss)	—	—	211,777	—	211,777
Other comprehensive income (loss)	—	—	—	(141)	—
Balance as of March 31, 2024	267,991,956	$3,063,438	$(588,043)	$9	$2,475,404

Three Months Ended March 31, 2023

				Total
	Common Stock		Accumulated	stockholders'
	Shares	Amount	deficit	equity
Balance as of January 1, 2023	167,751,112	$1,907,784	$(756,342)	$1,151,442
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(784,346)	(1,313)	—	(1,313)
Stock-based compensation	—	(2,296)	—	(2,296)
Net income (loss)	—	—	18,513	18,513
Balance as of March 31, 2023	166,966,766	$1,904,175	$(737,829)	$1,166,346

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net income (loss)	$211,777	$18,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	32,000	(2,296)
Depreciation and amortization	32,343	59,340
Amortization of license fee revenue	(24)	(24)
Noncash lease expense	808	586
Deferred income tax expense (benefit)	—	(5,045)
Change in fair value of Bitcoin	(234,080)	(83,504)
Change in fair value of derivative asset	(20,232)	5,778
Casualty-related charges	—	1,526
Revenue recognized from Bitcoin mined	(71,396)	(48,023)
Proceeds from sale of Bitcoin	9,518	44,437
Changes in assets and liabilities:
(Increase)/decrease in operating assets	1,743	46,961
Increase/(decrease) in operating liabilities	(20,310)	(5,886)
Net cash provided by (used in) operating activities	(57,853)	32,363

Investing activities
Deposits on equipment	(139,329)	—
Security deposits	(155)	(23,000)
Purchases of property and equipment, including construction in progress	(57,309)	(50,955)
Casualty-related recoveries	2,300	—
Patent costs incurred	—	(33)
Net cash provided by (used in) investing activities	(194,493)	(73,988)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	353,224	—
Offering costs for the issuance of common stock / At-the-market offering	(7,480)	—
Proceeds from Credit and Security Facility	—	880
Repayments of Credit and Security Facility	(72)	(500)
Repurchase of common shares to pay employee withholding taxes	(1,998)	(1,313)
Net cash provided by (used in) financing activities	343,674	(933)

Net increase (decrease) in cash and cash equivalents	91,328	(42,558)
Cash and cash equivalents at beginning of period	597,169	230,328
Cash and cash equivalents at end of period	$688,497	$187,770

Supplemental information:
Cash paid for interest	$13	$—
Cash paid for taxes	$—	$—
Non-cash transactions
Reclassification of deposits to property and equipment	$100,812	$33,273
Construction in progress included in accrued expenses	$15,981	$11,850
Bitcoin exchanged for employee compensation	$1,461	$459
Right of use assets exchanged for new operating lease liabilities	$2,118	$682

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$597,169	$230,328
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash as presented above	$597,169	$230,328
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$688,497	$158,272
Restricted cash	—	29,498
Total cash, cash equivalents, and restricted cash as presented above	$688,497	$187,770

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Riot Platforms is a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Company’s large-scale Bitcoin mining facility in Rockdale, Texas (the “Rockdale Facility”) currently provides up to 700 megawatts (“MW”) in total developed capacity for Bitcoin mining. The Company is also developing a second large-scale Bitcoin mining facility located in Corsicana, Texas (the “Corsicana Facility”), which, upon completion, is expected to have approximately 1.0 GW of capacity available for Bitcoin mining, with 200 MW of additional electrical capacity available for development, at the Company’s discretion.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) and these notes (these “Notes”) have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of such interim results. Unless otherwise indicated, amounts are stated in thousands of U.S. Dollars except for share, per share, and miner amounts, and Bitcoin quantities, prices, and hash rate.

The results in the Condensed Consolidated Financial Statements and these Notes include required estimates and assumptions of management, and they are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any future interim period. Further, the Condensed Consolidated Financial Statements and these Notes do not include all the information and notes required by GAAP for a complete presentation of annual financial statements. As such, the Condensed Consolidated Financial Statements and these Notes should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, and notes thereto, included in the 2023 Annual Report.

As described in Note 18. Segment Information, the Company’s two reportable segments are: Bitcoin Mining and Engineering.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include: revenue recognition; valuing the derivative asset classified under Level 3 on the fair value hierarchy; determining the useful lives and recoverability of long-lived assets; impairment analysis of fixed assets and finite-lived intangibles; stock-based compensation; and the valuation allowance associated with the Company’s deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Condensed Consolidated Financial Statements and these Notes. The reclassifications did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Significant Accounting Policies

During 2024, Riot made the strategic decision to temporarily cease the sale of all its Bitcoin production and instead, increase its Bitcoin holdings. As a result of its intent to hold its Bitcoin, the Company began classifying its Bitcoin held as a non-current asset on its Condensed Consolidated Balance Sheet as of March 31, 2024. For the three months ended March 31, 2024, all sales of Bitcoin occurred before the strategic decision and, as the Bitcoin was sold nearly immediately after receipt by the Company, the proceeds were recognized within Operating activities on the Condensed Consolidated Statements of Cash Flows.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2024, the Company changed the estimated useful life of its miners and mining equipment from 2 years to 3 years. See Note 6. Property and Equipment, for a description of the change and its impact.

Change in Reportable Segments

Previously, the Company operated in three reportable business segments: Bitcoin Mining, Data Center Hosting, and Engineering. Commencing for the three months ended March 31, 2024, the Company’s reportable segments have changed to reflect the termination of its legacy Data Center Hosting business, with Bitcoin Mining and Engineering as the Company’s two remaining reportable business segments. See Note 18. Segment Information for more information.

Except for the changes noted above, see the Company’s 2023 Annual Report for a detailed discussion of the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Condensed Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Condensed Consolidated Financial Statements properly reflect the change.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company does not expect the updated guidance to have a material impact on its disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment was made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2023-08 for the year ended December 31, 2023, effective as of January 1, 2023. As a result of the adoption, the Company recorded a cumulative-effect adjustment to its Accumulated deficit balance of approximately $6.0 million as of January 1, 2023, as a result of recognizing its Bitcoin held as of January 1, 2023, at fair value.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company does not expect the updated guidance to have a material impact on its disclosures.

Note 3. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 18. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of March 31, 2024, and December 31, 2023, contract assets were $13.2 million and $15.4 million, respectively.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract liabilities primarily relate to upfront payments and consideration received from a legacy data center hosting customer and uncompleted Engineering contracts. The following table presents changes in contract liabilities and deferred revenue:

Three Months Ended
March 31, 2024
Beginning balance	$22,332
Revenue recognized	(1,593)
Other changes in contract liabilities	713
Ending balance	$21,452

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2024	2025	2026	2027	2028	Thereafter	Total
Legacy data center hosting contract	$1,771	$2,362	$2,362	$2,362	$2,362	$6,040	$17,259
Engineering	3,732	—	—	—	—	—	3,732
Other	73	97	97	97	97	—	461
Total contract liabilities	$5,576	$2,459	$2,459	$2,459	$2,459	$6,040	$21,452

Note 4. Bitcoin

The following table presents information about the Company’s Bitcoin holdings:

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from Bitcoin mined	1,364	71,396
Change in Bitcoin receivable	7	(80)
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(31)	(1,461)
Change in fair value of Bitcoin	—	234,080
Balance as of March 31, 2024	8,490	$605,595

Carrying value of Bitcoin as of March 31, 2024 (a)		$267,448
Realized gains on the sale of Bitcoin for the three months ended March 31, 2024 (b)		$7,182

Balance as of January 1, 2023	6,974	$115,415
Revenue recognized from Bitcoin mined	2,115	48,023
Proceeds from sale of Bitcoin	(1,975)	(44,437)
Exchange of Bitcoin for employee compensation	(20)	(459)
Change in fair value of Bitcoin	—	83,504
Balance as of March 31, 2023	7,094	$202,046

Carrying value of Bitcoin as of March 31, 2023 (a)		$125,699
Realized gains on the sale of Bitcoin for the three months ended March 31, 2023 (b)		$13,893

(a)	The carrying value of Bitcoin is equal to the post-impairment value of all Bitcoin held as of the adoption of ASU 2023-08 on January 1, 2023, and, for Bitcoin produced subsequent to the adoption of ASU 2023-08, the initial value of the Bitcoin as determined for revenue recognition purposes.
(b)	Bitcoin is sold on a first in, first out (FIFO) basis. During the three months ended March 31, 2024 and 2023, gains were recognized on all sales of Bitcoin and are included in Change in fair value of Bitcoin on the Condensed Consolidated

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Statements of Operations.

All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin Mining operations (see Note 3. Revenue from Contracts with Customers). All dispositions of Bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Note 5. Investment

Convertible note

During the year ended December 31, 2023, the Company invested in a $4.5 million convertible note at face value. The convertible note has a three-year term and earns interest at a rate of 12% per annum, which may be paid in cash or in-kind, and converts into equity of the issuer of the convertible note at the end of the three-year term.

The fair value measurement of the convertible note is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of March 31, 2024 included a discount rate of 14.1%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

The following table presents information about the convertible note:

Fair value as of December 31, 2023	$4,709
Accrued interest	135
Amortized costs basis	4,844
Unrealized holding gains (losses) in accumulated other comprehensive income	(141)
Fair value as of March 31, 2024	$4,703

Note 6. Property and Equipment

The following table presents the Company’s property and equipment:

	March 31,	December 31,
	2024	2023
Buildings and building improvements	$358,201	$348,865
Land rights and land improvements	10,320	10,320
Miners and mining equipment	597,542	496,230
Machinery and facility equipment	39,992	39,144
Office and computer equipment	2,431	2,108
Construction in progress	203,503	166,970
Total cost of property and equipment	1,211,989	1,063,637
Less accumulated depreciation	(390,304)	(359,443)
Property and equipment, net	$821,685	$704,194

The Company did not incur any impairment charges for its property and equipment during the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, depreciation expense related to property and equipment totaled $30.9 million and $57.9 million, respectively.

Miners and mining equipment

As of March 31, 2024, the Company had a total deployed hash rate capacity of 12.4 EH/s, all in its Bitcoin Mining operation at the Rockdale Facility.

During 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended, (the “Master Agreement”) to acquire miners from MicroBT Electronics Technology Co., LTD, through its manufacturing affiliate,

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

SuperAcme Technology (Hong Kong) Limited (collectively “MicroBT”). In 2023, we executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 25.6 EH/s, for a total purchase price of approximately $453.4 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners to the Corsicana Facility, where they will be deployed in immersion cooling systems, began in 2023, and all miners under these purchase orders are expected to be received and deployed by mid-2025. The Master Agreement also provides the Company with an option to purchase additional miners with a total hash rate of approximately 75 EH/s, on the same terms as the initial order.

During the three months ended March 31, 2024, the Company entered into an additional purchase order with MicroBT under the Master Agreement to acquire 31,500 air-cooled miners with a total hash rate of 5.9 EH/s for a total purchase price of approximately $96.7 million. This purchase order is in addition to existing purchase options under the Master Agreement. Delivery of these miners is expected to occur in the second quarter of 2024, for deployment at the Rockdale Facility. Approximately 17,000 of these miners are expected to replace underperforming miners currently installed at the Rockdale Facility, with the remaining 14,500 miners expected to be deployed in available capacity at the facility.

Effective January 1, 2024, as a result of new information about the actual lives of Bitcoin miners, the Company determined the estimated useful life of its Bitcoin miners will be increased from two years to three years. In making this determination, the Company took into consideration its first-hand experience of miners remaining in service beyond a two-year period, as well as its increased use of immersion-based mining, which the Company anticipates will extend the useful life of miners, due to improved heat removal and reduced exposure to particulates, as compared to traditional air-cooled mining. For the three months ended March 31, 2024, the effect of this change in estimate was a reduction in depreciation expense and an increase in net income of approximately $27.1 million, and an increase in basic and diluted earnings per share of $0.10.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas. As of March 31, 2024, the Company estimated that total damages of $10.3 million had been incurred. During the three months ended March 31, 2024, the Company received net insurance recoveries of $2.3 million, in addition to the $7.5 million recovered during the year ended December 31, 2023. Recoveries are recognized when they are probable of being received.

Construction in progress

In 2022, the Company initiated development of the Corsicana Facility to expand its Bitcoin Mining capabilities, on a 265-acre site in Navarro County, Texas, located near the Navarro Switch. Once complete, the Company expects the Corsicana Facility to have 1.0 GW of developed capacity for its Bitcoin Mining operations, with 200 MW of additional capacity available for development, at the Company’s discretion.

The initial phase of development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin Mining infrastructure, including a high-voltage power substation and electrical and water transmission facilities to supply power and water to the facility. Operations of this initial phase of the development commenced in April 2024, following energization of the substation.

During the year ended December 31, 2023, the Company entered into a purchase agreement to acquire immersion cooling systems for use in the first 200 MW Bitcoin mining data center facilities developed at the Corsicana Facility. Delivery and installation of these immersion cooling systems commenced in the first quarter of 2024, and is anticipated to be completed in the second quarter of 2024. The purchase agreement also provides the Company an option to purchase up to an additional 400 MW of immersion cooling systems from the same manufacturer, on the same terms as the initial order, through December 31, 2025.

During the three months ended March 31, 2024, the Company entered into a purchase agreement to acquire immersion cooling systems for use in the second 200 MW Bitcoin mining data center facilities developed at the Corsicana Facility. Delivery of these immersion cooling systems is expected to be completed in the second quarter of 2024.

Through March 31, 2024, the Company had incurred total costs of approximately $270.8 million related to the development of the Corsicana Facility, including $10.1 million paid to acquire the land on which the facility is being developed, $256.0 million of initial developments costs and equipment (exclusive of miners), and a $4.7 million deposit for future power usage.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Finite-Lived Intangible Assets

The following table presents the Company’s finite-lived intangible assets as of March 31, 2024:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(1,447)	$4,853	10
Trademark	5,000	(1,167)	3,833	10
UL Listings	2,700	(525)	2,175	12
Patents	10,060	(6,707)	3,353	Various
Finite-lived intangible assets	$24,060	$(9,846)	$14,214

The following table presents the Company’s finite-lived intangible assets as of December 31, 2023:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(1,292)	$5,008	10
Trademark	5,000	(1,042)	3,958	10
UL Listings	2,700	(469)	2,231	12
Patents	10,060	(5,560)	4,500	Various
Finite-lived intangible assets	$24,060	$(8,363)	$15,697

During the three months ended March 31, 2024 and 2023, amortization expense related to finite-lived intangible assets was $1.5 million and $1.4 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of March 31, 2024:

Remainder of 2024	$4,340
2025	1,355
2026	1,355
2027	1,355
2028	1,355
Thereafter	4,455
Total	$14,214

The Company did not identify any impairment of its finite-lived intangible assets during the three months ended March 31, 2024 and 2023.

Note 8. Power Purchase Agreement

Power Supply Contract and Demand Response Services Programs

In May 2020, the Company’s subsidiary, Whinstone US, Inc. (“Whinstone”), entered into a long-term power purchase agreement (the “PPA”) to provide power at fixed prices to the Rockdale Facility, via the nearby Sandow Switch. Pursuant to the PPA, the Company has agreed to acquire a total of 345 MW of long-term, fixed-price power, in multiple blocks, as follows: 130 MW contracted in May 2020, through April 30, 2030; 65 MW contracted in March 2022, through April 30, 2030; and 150 MW contracted in November 2022, through October 31, 2027. Additionally, the PPA also allows the purchase of additional power, at market prices, as needed.

Concurrently with the PPA, Whinstone entered into an interconnection agreement for the extension of delivery system transmission/substation facilities to facilitate delivery of electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement are determined every 15 minutes using settlement information provided by the Electric Reliability Council of Texas (“ERCOT”) and are recorded in Cost of revenue on the Condensed Consolidated Statements of Operations.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ERCOT has implemented Demand Response Services Programs for customers like the Company that have the ability to reduce or modify electricity use in response to ERCOT instructions or signals. These Demand Response Services Programs provide the ERCOT market with valuable grid reliability and economic services by helping to preserve system reliability, enhancing competition and load predictability, mitigating price spikes, and stabilizing the grid by encouraging the demand side of the market to give more visibility and control of their power consumption to grid operators. Market participants with flexible electrical loads, like the Company, may participate in these Demand Response Service Programs directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing power demand in the ERCOT marketplace.

Under these Demand Response Services Programs, the Company can participate in a variety of programs known as “ancillary services” by electing to designate a portion of its available electrical load for participation in such programs on a forward basis. For each respective Demand Response Services Program, the Company receives compensation based on hourly rates for power and the amount of electrical load which it has bid into the program. Through ancillary services, the Company competitively bids amongst other market participants to sell ERCOT the ability to control the Company’s electrical load on demand, which requires the Company to remain powered on during the times in which its power is bid into ancillary services, and giving ERCOT the ability to direct the Company to power down the amount of power bid into the program. The Company receives compensation for its participation in ancillary services whether or not the Company is actually called to power down.

The Company also participates in ERCOT’s Four Coincident Peak (“4CP”) program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), during which time, demand for power is typically at its highest across the ERCOT grid. 4CP participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load in these peak periods receive credits to transmission costs on future power bills during the subsequent year, reducing overall power costs for the year. As a result of participation in 4CP in 2023, the Company’s transmission charges in its ongoing 2024 monthly power bills are substantially reduced.

Under the PPA, the Company may also elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Services Programs, participation in 4CP, and sales of power, to attempt to manage operating costs most efficiently.

During the three months ended March 31, 2024 and 2023, the Company earned credits against future power costs in exchange for power resold of approximately $5.1 million and $3.1 million, respectively. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

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

The estimated fair value of the Company’s derivate asset is classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the PPA, which is scheduled to end as of April 30, 2030. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 22.9%, which reflected the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors. The discount rate includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors.

The terms of the PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of March 31, 2024, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomical power, the Company does not consider such actions to be trading activities.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2023	$104,218
Change in fair value of derivative asset	20,232
Balance as of March 31, 2024	$124,450

Note 9. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of December 31, 2023	$185,294
Additions	147,167
Reclassifications to property and equipment	(100,812)
Balance as of March 31, 2024	231,649
Security deposits	29,870
Total long-term deposits	$261,519

Deposits on Equipment

During the three months ended March 31, 2024, the Company made deposits and advance payments of $114.8 million to MicroBT for the purchase of miners and made deposits of $32.4 million for the purchases of other property and equipment, primarily consisting of electrical components and immersion tanks used in the development of the Corsicana Facility. During the three months ended March 31, 2024, the Company reclassified $95.9 million of deposits made to MicroBT and $4.9 million of other deposits to property and equipment in connection with the receipt of the equipment. See Note 6. Property and Equipment.

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of March 31, 2024, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the PPA, resulting in a total of 345 MW under contract at fixed prices. See Note 8. Power Purchase Agreement.

During the year ended December 31, 2022, the Company paid approximately $4.7 million as a security deposit for the development of the Corsicana Facility, all of which remains held as a deposit as of March 31, 2024.

The Company has other security deposits totaling approximately $2.2 million for its offices and facilities, including $1.8 million associated with its ground lease.

Note 10. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Construction in progress	$15,981	$23,451
Power related costs and remittances	10,765	11,114
Compensation	6,627	14,888
Insurance	4,342	7,490
Other	6,352	5,685
Total accrued expenses	$44,067	$62,628

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Debt

Credit and Security Facility

The Company’s subsidiary, ESS Metron, LLC (“ESS Metron”), has a Credit and Security Facility Agreement, as amended, which provides for a $10.0 million credit and security facility consisting of a $6.0 million revolving line of credit (the “Revolving Line of Credit”) and a $4.0 million equipment guidance line (the “Equipment Guidance Line”).

The Revolving Line of Credit matures on December 31, 2024, with interest due monthly and principal due at maturity. All amounts borrowed under the Revolving Line of Credit carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of March 31, 2024, the interest rate was 8.5%. During the three months ended March 31, 2024, there were no borrowings or payments under the Revolving Line of Credit. As of March 31, 2024 and December 31, 2023, the outstanding balance on the Revolving Line of Credit was $0.

The Equipment Guidance Line matures on December 31, 2024, and permits the Company to finance up to 80.0% of certain equipment purchases. All amounts borrowed under the Equipment Guidance Line carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of March 31, 2024, the interest rate was 8.5%. During the three months ended March 31, 2024, there were no borrowings under the Equipment Guidance Line and approximately $0.5 million outstanding under the Equipment Guidance Line converted to a fixed rate term loan (see below). As of March 31, 2024 and December 31, 2023, the outstanding balance on the Equipment Guidance Line was $0 and $0.5 million, relatively.

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

During the three months ended March 31, 2024, approximately $0.5 million outstanding under the Equipment Guidance Line was converted into a three-year Equipment Term Loan with a fixed interest rate of 6.6%. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Equipment Term Loans was approximately $0.8 million and $0.3 million, respectively.

As of March 31, 2024, the outstanding balance on the Equipment Guidance Line and Equipment Term Loans was recognized net of deferred financing costs of approximately $0.1 million. The net current outstanding debt balance of $0.3 million was recognized within Accrued Expenses and the net long-term outstanding debt balance of $0.4 million was recognized within Other long-term liabilities on the Condensed Consolidated Balance Sheets.

As of March 31, 2024, ESS Metron was not in compliance with its EBITDA covenant of the Credit and Security Facility Agreement. However, a waiver of non-compliance was received from the lender.

Note 12. Leases

As of March 31, 2024 and December 31, 2023, operating lease right of use assets were $21.7 million and $20.4 million, respectively, and operating lease liabilities were $23.6 million and $21.3 million, respectively.

The following table presents the components of the Company’s lease expense:

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$1,089	$903
Variable lease cost	110	55
Operating lease expense	$1,199	$958

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents supplemental lease information:

	Three Months Ended
	March 31,
	2024	2023
Operating leases net operating cash outflows	$208	$874
Right of use assets exchanged for new operating lease liabilities	$2,118	$682
Weighted-average remaining lease term – operating leases	7.0	8.2
Weighted-average discount rate – operating leases	6.8%	6.6%

The following table represents the Company’s future minimum operating lease payments as of March 31, 2024:

	Ground lease	Office and other leases	Total
Remainder of 2024	$1,498	$1,772	$3,270
2025	2,058	2,371	4,429
2026	2,119	2,073	4,192
2027	2,183	1,778	3,961
2028	2,249	1,333	3,582
Thereafter	7,369	3,294	10,663
Total undiscounted lease payments	17,476	12,621	30,097
Less present value discount	(4,437)	(2,014)	(6,451)
Present value of lease liabilities	$13,039	$10,607	$23,646

Note 13. Stockholders’ Equity

During the three months ended March 31, 2024, approximately 0.5 million shares of common stock vested or were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately 0.1 million of these shares, with a fair value of approximately $2.0 million, to cover the withholding taxes related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan.

At-the-Market (“ATM”) Equity Offerings

2023 ATM Offering

In August 2023, the Company entered into the 2023 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the three months ended March 31, 2024, the Company received net proceeds of approximately $114.9 million ($117.3 million of gross proceeds, net of $2.4 million in commissions and expenses) from the sale of 8,644,100 shares of its common stock at a weighted average fair value of $13.57 per share under its 2023 ATM Offering. With the sale and issuance of these shares, no additional shares of Common Stock will be offered or sold under the 2023 ATM Offering.

2024 ATM Offering

In February 2024, the Company entered into the 2024 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the three months ended March 31, 2024, the Company received net proceeds of approximately $231.2 million ($235.9 million of gross proceeds, net of $4.7 million in commissions and expenses) from the sale of 17,525,200 shares of its common stock at a weighted average fair value of $13.46 per share under its 2024 ATM Offering.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to March 31, 2024, and through April 30, 2024, the Company received net proceeds of approximately $154.1 million from the sale of 14,789,000 shares of its common stock at a weighted average fair value of $10.63 per share under its 2024 ATM Offering.

Note 14. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and advisors of the Company in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or stock options, all of which settle in shares of the Company’s common stock upon vesting.

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended
	March 31,
	2024	2023
Performance-based stock awards and units	$22,290	$(10,890)
Service-based stock awards and units	9,710	8,594
Total stock-based compensation	$32,000	$(2,296)

Stock-based compensation expense is recognized in Selling, general and administrative on the Condensed Consolidated Statements of Operations.

Performance-Based Awards and Units

Performance-based awards and units are eligible to vest over a three-year performance period based on the Company’s total shareholder return (“TSR”) as compared to the Index TSR through December 31, 2025.

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2024	4,928,526	$21.71
Granted	14,071,926	$14.18
Vested	(252,380)	$23.30
Forfeited	(3,005,813)	$22.75
Balance as of March 31, 2024	15,742,259	$14.75

As of March 31, 2024, there was approximately $205.9 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.3 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2024	246,426	$19.59
Granted	1,000,000	$14.18
Vested	—	$—
Forfeited	—	$—
Balance as of March 31, 2024	1,246,426	$15.25

As of March 31, 2024, there was approximately $16.5 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.3 years.

Service-Based Awards and Units

Service-based awards vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2024	4,897,894	$9.14
Granted	47,884	$15.12
Vested	(218,611)	$6.46
Forfeited	(886)	$17.21
Balance as of March 31, 2024	4,726,281	$9.33

As of March 31, 2024, there was approximately $19.8 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.6 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2024	155,213	$19.30
Granted	—	$—
Vested	(8,000)	$15.47
Forfeited	—	$—
Balance as of March 31, 2024	147,213	$19.50

As of March 31, 2024, there was approximately $2.3 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.0 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2024, and December 31, 2023:

	Fair value measured as of March 31, 2024
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin (a)	$605,595	$605,595	$—	$—
Convertible note (b)	$4,703	$—	$—	$4,703
Derivative asset (c)	$124,450	$—	$—	$124,450
Contingent consideration liability (d)	$589	$—	$—	$589

	Fair value measured as of December 31, 2023
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin (a)	$311,178	$311,178	$—	$—
Convertible note (b)	$4,709	$—	$—	$4,709
Derivative asset (c)	$104,218	$—	$—	$104,218
Contingent consideration liability (d)	$909	$—	$—	$909

(a)	See Note 4. Bitcoin.
(b)	See Note 5. Investments.
(c)	See Note 8. Power Purchase Agreement.
(d)	See Note 16. Commitments and Contingencies.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Note 16. Commitments and Contingencies

Commitments

Miners and mining equipment

Through March 31, 2024, the Company paid approximately $305.9 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 6, Property and Equipment. The remaining commitment of approximately $252.8 million is due in installments through approximately April 2025 based on the estimated miner delivery schedule. Total payments of $202.3 million and $50.5 million are expected to be made in 2024 and 2025, respectively.

Through March 31, 2024, the Company paid $45.3 million in total deposits and payments for the purchase of immersion cooling systems described for the Corsicana Facility, as described in Note 6, Property and Equipment. The remaining commitment of approximately $6.7 million is due upon commissioning of the systems, expected in the second quarter of 2024.

During the three months ended March 31, 2024, the Company paid $10.8 million in deposits for the purchase of immersion cooling systems for the Corsicana Facility, as described in Note 6, Property and Equipment. The remaining commitment of approximately $16.2 million is due in installments through the second quarter of 2024, based on the estimated delivery schedule.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contingencies

Legal Proceedings

The Company, and our subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. We cannot predict the final outcome of such proceedings. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by our insurance program. We maintain property, and various types of liability insurance in an effort to protect ourselves from such claims. In terms of any matters where there is no insurance coverage available to us, or where coverage is available and we maintain a retention or deductible associated with such insurance, we may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by us on the Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then we disclose the range of possible loss. Paid expenses related to the defense of such claims are recorded by us as incurred and paid. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, we do not believe there is a reasonable possibility that any material loss, if any, will result from any claims, lawsuits and proceedings to which we are subject to either individually, or in the aggregate.

Green Revolution Cooling Patent Dispute

On March 22, 2024, Green Revolution Cooling, Inc. (“GRC”) sued the Company in Case No. 6:24-CV-152 in the Western District of Texas for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by Midas Immersion Cooling, LLC (“Midas”) infringe GRC’s U.S. Patent No. 9,992,914 (“the ’914 Patent”). In the complaint, GRC seeks unspecified damages and an injunction against all products that allegedly infringe the ’914 Patent (or in lieu of an injunction, an award of a compulsory forward royalty). The Company has engaged counsel and is working with Midas to evaluate and defend the Company from this infringement claim. While a preliminary investigation of GRC’s claims is underway, the Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

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

Following the final determination, Northern Data filed a complaint against the Company in the Delaware Court of Chancery (the “Chancery Court”) on June 23, 2023 (Case No. C.A. No. 2023-0650-LWW) challenging the independent accountant’s written final determination and seeking to re-litigate the purchase price adjustment process. The Company contests the legal and factual basis of Northern Data’s claims and filed a motion to dismiss the complaint on July 17, 2023, which the Chancery Court heard on February 13, 2024. The Chancery Court took the matter under advisement, and it is now pending a ruling. While the Company intends to vigorously oppose such complaint, the Company cannot accurately predict the outcome of such ongoing litigation, or estimate the magnitude of such outcome, due to its early stage.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone US, Inc. (“Whinstone”) filed a petition against Rhodium 30MW, LLC (“Rhodium 30MW”), Rhodium JV, LLC (“Rhodium JV”), Air HPC LLC (“Air HPC”), and Jordan HPC, LLC (“Jordan HPC” and, together with Rhodium 30MW, Rhodium JV, and Air HPC, collectively, the “Defendants”) in Case No. CV41873 in the 20th District Court (the “District Court”) of Milam County, Texas. In its amended petition filed May 3, 2023, Whinstone asserted breach of contract claims for Rhodium JV and Air HPC’s failure to pay certain hosting and service fees under the now-terminated Whinstone-Rhodium hosting agreements and sought a declaration regarding the rights and obligations under certain hosting agreements with the Defendants and that no power credits are owed to any Rhodium entity under any agreement. Whinstone sought recovery of more than $26 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest. On June 12, 2023, Defendants answered and, along with non-parties Rhodium Encore LLC, Rhodium 2.0 LLC, and Rhodium 10mw LLC (collectively, the “Rhodium Non-Parties” and, together with Defendants, collectively, “Rhodium”), filed contingent counterclaims for breach of contract and moved to compel arbitration for alleged unpaid energy sale credits and lost profits. On August 14, 2023, Whinstone filed a second amended petition to include a declaration regarding the rights and obligation under the now-terminated water agreement between Whinstone and various Rhodium entities.

On September 13, 2023, the District Court compelled Whinstone’s claims against Defendants to arbitration over Whinstone’s objection and stayed the lawsuit pending such arbitration.

On December 11, 2023, Rhodium submitted an arbitration demand to the American Arbitration Association (“AAA”), seeking approximately $55 million in damages and specific performance of unspecified contracts. Whinstone does not believe Rhodium’s claims have any merit, and will vigorously contest such claims, as appropriate. Whinstone also objects to the AAA’s jurisdiction and authority to entertain the claims and decide any issues of arbitrability. Subject to those objections, Whinstone submitted counterclaims to the AAA on December 29, 2023 against Rhodium JV and Air HPC for breach of contract, seeking recovery of at least $20 million in past-due revenue share payments, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest. A permanent arbitrator has been appointed, and a preliminary hearing was conducted on April 30, 2024. Because this litigation is still at this early stage, the Company cannot reasonably predict the outcome of such ongoing proceedings, or the magnitude of such an outcome, at this time.

SBI Crypto Co.

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims related to a colocation services agreement between Whinstone and SBI that was terminated in 2021. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint on summary judgement, which was denied on October 25, 2023. SBI seeks recovery of at least $15.0 million in lost profits and at least $16.0 million for equipment damage, plus reasonable attorneys’ fees and costs, expenses, costs, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived, and that all of SBI’s claims substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. While a preliminary investigation of the merits of SBI’s claims has commenced, because this litigation is still at this early stage, the Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet, Inc., (collectively “GMO”) filed a complaint against Whinstone alleging breach of contract under a terminated colocation services agreement between GMO and Whinstone, seeking damages in excess of $150.0 million for lost profit and profit sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the terminated colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. While the Company believes that GMO’s claims lack merit, because this

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

litigation is still at this early stage, the Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

Note 17. Earnings Per Share

For the three months ended March 31, 2024, the following table presents potentially dilutive securities that were included in the computation of diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2024	2023
Basic weighted average number of shares outstanding	259,506,242	167,342,500
Dilutive potential common shares:
Unvested service-based restricted stock awards	2,852,090	—
Unvested restricted stock awards	—	4,771,833
Diluted weighted average number of shares outstanding	262,358,332	172,114,333

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive:

	March 31, 2024	March 31, 2023
Warrants to purchase common stock	63,000	63,000
Unvested performance-based restricted stock awards	15,742,259	—
Unvested restricted stock units	1,393,639	—
Total	17,198,898	63,000

Note 18. Segment Information

The Company has two reportable segments: Bitcoin Mining and Engineering. The reportable segments are identified based on the types of service performed. The CODM analyzes the performance of the segments based on reportable segment revenue and reportable segment cost of revenue. No operating segments have been aggregated to form the reportable segments.

Prior to 2024, the Company had a Data Center Hosting reportable segment, and, as of March 31, 2024, the Company had terminated all contracts with its Data Center Hosting customers. For the three months ended March 31, 2024, the Data Center Hosting agreements, by themselves, were no longer material (based on revenue or profit) and therefore, commencing with the three months ended March 31, 2024, the Company will no longer report Data Center Hosting as a separate reportable business segment. The Company has no plans to offer data center hosting services to new customers. Prior periods are not being recast for the change in reportable segments because such change resulted from Data Center Hosting business operations becoming immaterial and its costs being absorbed by the Bitcoin Mining reportable segment, not due to a change in the internal structure of the Company.

The Company does not allocate assets to the reporting segments because its assets are managed on an entity-wide basis and, therefore, does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the Bitcoin the Company earns through its Bitcoin mining activities. The Engineering segment generates revenue through customer contracts for custom engineered electrical products. All Other revenue is from external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2024, and 2023, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in mining pools, no single customer or related group of customers contributed 10% or more of the Company’s total condensed consolidated revenue.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the Condensed   Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Reportable segment revenue:
Bitcoin Mining	$74,597	$48,023
Data Center Hosting	—	36,996
Engineering	5,360	21,356
Other revenue	24	24
Eliminations	(685)	(33,163)
Total segment and consolidated revenue	$79,296	$73,236

Reportable segment cost of revenue:
Bitcoin Mining	41,084	28,691
Data Center Hosting	—	46,821
Engineering	6,559	18,886
Eliminations	(541)	(31,276)
Total segment and consolidated cost of revenue	$47,102	$63,122

Reconciling Items:
Selling, general, and administrative	(57,652)	(12,675)
Depreciation and amortization	(32,343)	(59,340)
Change in fair value of Bitcoin	234,080	83,504
Change in fair value of derivative asset	20,232	(5,778)
Power curtailment credits	5,131	3,075
Casualty-related (charges) recoveries, net	2,300	(1,526)
Interest income (expense)	7,805	(3,830)
Other income (expense)	8	—
Current income tax benefit (expense)	22	(76)
Deferred income tax benefit (expense)	—	5,045
Net income (loss)	$211,777	$18,513

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the year ended December 31, 2023, as included in our 2023 Annual Report.

This MD&A contains statements of management’s beliefs, expectations and assumptions regarding our future business, and any statements other than statements of historical fact are “forward-looking statements” within the meaning of the PSLRA, which are made in reliance of the safe harbor provisions of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the PSLRA. Such statements express management’s beliefs, opinions, projections and expectations regarding future events and circumstances, based on information available to management as of the date of this Quarterly Report, and are subject to risks and uncertainties, and our actual results could differ materially from those discussed in these forward-looking statements. Further, these forward-looking statements should not be construed either as assurances of performance or as promises of a given course of action. You should review the sections of this Quarterly Report entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in this MD&A and elsewhere in this Quarterly Report.

Unless otherwise indicated, amounts are stated in thousands of U.S. Dollars except for share, per share, and miner amounts, and Bitcoin quantities, prices, and hash rate.

Business Overview:

We are a vertically integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently evaluating further growing its capacity. Additionally, we are developing the Corsicana Facility, a second large-scale Bitcoin mining facility, which, upon completion, is expected to have approximately 1.0 GW of capacity available for our own Bitcoin Mining activities.

We operate in an environment which is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on investment.

Industry Trends

The price of Bitcoin increased during the first quarter of 2024 due to a new source of demand, the eleven Bitcoin spot Exchange Traded Funds (“ETFs”) approved to begin trading by the Securities Exchange Commission (“SEC”) on January 11, 2024. Significant interest in the Bitcoin ETFs followed their introduction. One such ETF earned recognition as the fastest ETF ever to surpass $10 billion in assets under management since its launch. The ETFs, as an investment vehicle, provided a new access point for investors to gain exposure to Bitcoin through more traditional methods resulting in Bitcoin ETFs seeing a combined net inflow of approximately $12.1 billion during the first quarter of trading.

During 2023 and the first quarter of 2024, the Bitcoin mining industry saw record amounts of growth as the price of Bitcoin increased from the lows experienced in early 2023. A renewed opportunity to access capital markets to fund growth partly from a growing Bitcoin price led to an unprecedent expansion in mining operations as the size of computing power on the network, as measured by total hashrate, more than doubled. Many Bitcoin mining companies heavily invested in infrastructure, as well as upgrading and expanding mining fleets in advance of the Bitcoin network halving. We expect competition within the mining industry to continue as long as Bitcoin prices remain elevated or increase further.

The Bitcoin mining industry has recently experienced an increase in transaction fees on the Bitcoin network, as well as an increase in overall demand in Bitcoin. Various protocols on the Bitcoin network gained popularity during 2023, and at various times temporarily resulted in a significant increase in the transaction fee paid to add a certain Bitcoin transaction to the blockchain. These transaction fees are volatile in nature, but are paid directly to miners and are representative of interest in transacting in Bitcoin. Transaction fees are packaged with the block subsidy issued by the Bitcoin network to combine for the total reward paid to miners upon solving a block.

The Bitcoin subsidy issued by the Bitcoin network for solving a block is subject to periodic incremental halving. The network halving is a preprogrammed, fixed process of the Bitcoin network where the Bitcoin subsidy for solving a block received by miners is reduced by half approximately every four years. The network halving is a process designed to implement a periodic decreasing schedule of the issuance of new Bitcoin into the market which results in a predictable and controlled inflationary rate. The network halving will continue to occur on this schedule until the amount of Bitcoin in existence reaches the cap of 21.0 million. Historically, many Bitcoin miners have been a source of selling pressure on Bitcoin as miners have sold their production to fund operations. After each halving, the decrease in the subsidy provided to miners from the Bitcoin network may lead to fewer rewards for miners and thus may result in a decrease in the supply of bitcoin sold by miners into the market. The network halving occurred in April 2024, cutting the subsidy from 6.25 to 3.125 Bitcoin per block.

Prior to the halving event, shifts in strategy by prominent Bitcoin miners focused on implementing vertically integrated business models whereby Bitcoin miners own and operate their own facilities rather than renting out space from a third-party’s data center. Vertical integration provides additional control over operational outcomes as well as better management of any input costs such as power and overhead fees. Flexibility, and the ability to manage expenses becomes increasingly important as the amount of competition on the Bitcoin network expands and the subsidy in Bitcoin provided by the network contracts.

Network difficulty, which is a measure of how hard it is for miners to solve a block on the Bitcoin blockchain (and, thus, earn a mining reward), is determined by the network’s total hash rate (i.e., the total computational power devoted to solving a block), which is adjusted every 2,016 blocks (with a new block being added approximately every ten minutes). Therefore, as more miners join the network and the network’s global hash rate increases, its difficulty will increase. Conversely, if miners leave the network and its hash rate decreases, its difficulty will decrease. We have observed that, when the market price for Bitcoin experiences a sustained increase (as it did across 2023), new miners are introduced onto the Bitcoin network, increasing its network hash rate, and network difficulty has increased as a result. Thus, despite increasing our hash rate by approximately 18% from March 31, 2023, to 2024, the increased network difficulty following increased network hash rate across the periods resulted in a decrease in the number of Bitcoin we mined of approximately 35.5%, when comparing the three months ended March 31, 2024, to the same period in 2023.

Accordingly, as market prices for Bitcoin increase and more miners and hash rate are drawn onto the Bitcoin network, network difficulty will continue to increase, meaning existing miners like the Company will need to increase their hash rate to maintain and improve their chances of earning a Bitcoin mining reward. To do this, we continually seek out new Bitcoin mining capacity, including through our acquisition and development of new Bitcoin mining facilities (such as the Corsicana Facility) and the electricity supply and distribution facilities to service them, as well as other strategic growth opportunities. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the newest, most powerful and most efficient miners available.

The Company has led the industry by focusing on a vertically integrated business model since 2021. We continue to focus on building long-term stockholder value by taking strategic actions to further vertically integrate our business at the current Rockdale Facility and developing Corsicana Facility. Management believes a focus on vertical integration will positively affect each of our business segments by providing increased capacity for our Bitcoin Mining operations, more opportunity for implementing our proprietary power strategy, and by capitalizing on supply chain efficiencies garnered through our Engineering segment. We continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

We anticipate the Bitcoin network will continue to see increased competition and that 2024 will be a period of consolidation in the Bitcoin mining industry. Further, given our relative position, liquidity, and absence of any significant long-term debt, we believe we are well positioned to benefit from such consolidation. We are continuously evaluating opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, and our business and financial results may change significantly as a result of such strategic growth.

Bitcoin Mining

We own and operate one of the largest Bitcoin Mining operations in North America. During the three months ended March 31, 2024, we continued to deploy miners at our Rockdale Facility and continued development activities at the Corsicana Facility, with the objective of increasing our operational efficiency and performance in the future.

As of March 31, 2024, our Bitcoin Mining business segment had a total deployed hash rate capacity of approximately 12.4 EH/s. We anticipate achieving a total self-mining hash rate capacity of approximately 31 EH/s by the end of 2024.

During the three months ended March 31, 2024, we mined 1,364 Bitcoin, which represented a decrease of 751 Bitcoin from the 2,115 Bitcoin we mined during the three months ended March 31, 2023 due primarily to the significant increase in the Bitcoin network difficulty, which has more than doubled since January 2023.

During 2023, we entered into two purchase orders under the Master Agreement to acquire new immersion miners from MicroBT with a total hash rate of 25.6 EH/s, for a total purchase price of approximately $453.4 million, subject to downward price adjustment as provided by the Master Agreement. These new miners are primarily for use at our new Corsicana Facility, which commenced operations in April 2024. Delivery of these miners began in 2023, with all miners expected to be received and deployed by mid-2025. The Master Agreement also provides us with four annual options to purchase additional miners, on the same or better terms as the second purchase order executed under the Master Agreement, for a total hash rate of approximately 75.0 EH/s, assuming exercise of all four annual purchase options.

During the three months ended March 31, 2024, we executed an additional purchase order with MicroBT under the Master Agreement to acquire new air-cooled miners with a total hash rate of 5.9 EH/s, for a total purchase price of approximately $96.7 million. This purchase order is in addition to the four purchase options remaining under the Master Agreement. We plan to deploy these miners primarily at the Rockdale Facility, both to replace existing underperforming miners and to fill excess capacity available in the facility. Delivery of these miners is expected to occur in the second quarter of 2024, with deployment commencing upon delivery.

For the three months ended March 31, 2024, Bitcoin Mining revenue was approximately $74.6 million.

Data Center Hosting

In 2023, we made the decision to stop pursuing new hosting contracts and end our legacy contracts, to focus on our self-mining efforts. During the three months ended March 31, 2024, all agreements with Data Center Hosting customers were terminated, and we have no plans to offer data center hosting services to new customers. We determined that such agreements, by themselves, were no longer material (based on revenue or profit) and, therefore, commencing for the three months ended March 31, 2024, we will no longer report Data Center Hosting as a separate reportable segment.

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

For the three months ended March 31, 2024, Engineering revenue was approximately $4.7 million.

Global Logistics

Global supply logistics have caused delays across all channels of distribution. We have also experienced delays in certain of our miner delivery schedules, our Engineering segment’s manufacturing and delivery schedule, and in our infrastructure development schedules, resulting from constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively and efficiently mitigate delivery delays to avoid materially impacting our miner deployment schedule; however, we cannot guarantee that we will be able to continue to mitigate any such delivery delays in the future.

Additionally, the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment, and other component parts that are in high demand and can be difficult to source. To help mitigate the impacts of global supply chain constraints and increasing demand for these goods, including any inflationary pricing concerns that may result, we procured all the required components and materiel for development of the first 400 MW phase of the Corsicana Facility, and we have procured and already hold many of the components and materiel required for development of the next 600 MW phase of our development of the Corsicana Facility, as well as replacement components and parts for our existing systems, to help shorten the impact of potential damage to installed equipment.

We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our own Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from Bitcoin mined	1,364	71,396
Change in Bitcoin receivable	7	(80)
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(31)	(1,461)
Change in fair value of Bitcoin	—	234,080
Balance as of March 31, 2024	8,490	$605,595

	Quantity	Amounts
Balance as of January 1, 2023	6,974	$115,415
Revenue recognized from Bitcoin mined	2,115	48,023
Proceeds from sale of Bitcoin	(1,975)	(44,437)
Exchange of Bitcoin for employee compensation	(20)	(459)
Change in fair value of Bitcoin	—	83,504
Balance as of March 31, 2023	7,094	$202,046

Results of Operations

Comparative Results for the three months ended March 31, 2024, and 2023:

Revenue

Total revenue for the three months ended March 31, 2024 and 2023, was $79.3 million and $73.2 million, respectively. For the three months ended March 31, 2024, total revenue consisted of our Bitcoin Mining revenue, Engineering revenue, and other revenue. For the three months ended March 31, 2023, total revenue consisted of our Bitcoin Mining revenue, Data Center Hosting revenue, Engineering revenue, and other revenue.

For the three months ended March 31, 2024 and 2023, Bitcoin Mining revenue was $74.6 million, and $48.0 million, respectively. The increase of $26.6 million was primarily due higher Bitcoin prices in the 2024 period, which averaged $52,343 per coin, as compared to $22,704 per coin for the 2023 period, which was partially offset by a decrease of 751 Bitcoin mined in the 2024 period as compared to the 2023 period, due primarily to the substantial increase in the Bitcoin network difficulty. Additionally, we continued employing our power strategy to significantly reduce overall power costs. As noted below, during the three months ended March 31, 2024 and 2023, we earned $5.1 million and $3.1 million, respectively, in power credits, which were received in cash or credited against our power invoices, as a result of temporarily pausing our operations. The power credits equate to approximately 98 Bitcoin and 135 Bitcoin, respectively, as computed using the average daily Bitcoin prices for the applicable period.

For the three months ended March 31, 2024 and 2023, Engineering revenue was $4.7 million and $16.1 million, respectively. The decrease of $11.4 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and, therefore, the recognition of revenue. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and in power generation and distribution facilities, and there has been increased demand for these products due to the continued increase in data center construction by developers, as well as the continually increasing worldwide demand for power.

Costs and expenses

Cost of revenue for Bitcoin Mining for the three months ended March 31, 2024 and 2023, was $41.1 million and $21.9 million, respectively, an increase of approximately $19.2 million. As a percentage of Bitcoin Mining revenue, Bitcoin Mining cost of revenue was 55.1% and 45.6% for the three months ended March 31, 2024 and 2023, respectively. Cost of revenue for Bitcoin Mining consists primarily of direct production costs of Bitcoin mining operations, including electricity, labor, and insurance, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility, which requires more headcount and direct costs necessary to maintain and support our expanded Bitcoin mining operations, as well as the absorption of other costs previously included in our Data Center Hosting segment. As noted below, during the three months ended March 31, 2024 and 2023, we earned $5.1 million and $3.1 million, respectively, in power credits to be credited against our power invoices, as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine Bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin.

For the three months ended March 31, 2024, Cost of revenue for Bitcoin Mining consisted of the following:

Power	$32,532
Compensation	2,645
Insurance on miners	1,735
Ground rent and related water and property tax	1,332
Other	2,840
Total Bitcoin Mining cost of revenue	$41,084

Bitcoin Mining cost of revenue amounts for the three months ended March 31, 2023 are not provided as they would not be comparable to the 2024 amounts presented above due to the impact of absorbing costs previously included in the Data Center Hosting segment.

Cost of revenue for Engineering for the three months ended March 31, 2024 and 2023, was $6.0 million and $15.6 million, respectively, a decrease of approximately $9.6 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of decreased Engineering revenue noted above, the decrease was primarily due to decreased receipts of materials resulting from increased competition for direct materials due to supply chain constraints.

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023, were $57.7 million and $12.7 million, respectively, an increase of approximately $45.0 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to increases in stock compensation expenses of $34.3 million related to new grants under our long-term incentive program, compensation expenses of $4.4 million as a result of hiring additional employees to support our ongoing growth, increased legal and professional fees of $2.5 million primarily related to ongoing litigation and public company compliance, and $3.6 million for other costs primarily attributable to ongoing growth.

Depreciation and amortization for the three months ended March 31, 2024 and 2023, was $32.3 million and $59.3 million, respectively, a decrease of approximately $27.0 million. The decrease was primarily due to the change in the estimated lives of our Bitcoin miners from 2 years to 3 years.

The change in fair value of Bitcoin for the three months ended March 31, 2024 and 2023, were gains of $234.1 million and $83.5 million, respectively, and were recognized to adjust the fair value of our Bitcoin held.

The change in fair value of our derivative asset for the three months ended March 31, 2024 and 2023, was a gain of $20.2 million and a loss of $5.8 million, respectively, and was recorded to adjust the fair value of our PPA, which was classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period.

Power curtailment credits for the three months ended March 31, 2024 and 2023, were $5.1 million and $3.1 million, respectively, and represent sales of unused power under our PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

Casualty-related charges (recoveries), net, were $(2.3) million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, resulting in casualty-related charges being recognized in 2023. The income recognized during the three months ended March 31, 2024, was the result of cash recoveries from insurance claims related to the December 2022 winter storms.

Other income (expense)

For the three months ended March 31, 2024 and 2023, total other income (expense) was $7.8 million and ($3.8) million, respectively. The income recognized during the three months ended March 31, 2024, was primarily attributable to interest income earned as a result of higher cash balances and increased interest rates. The loss incurred in the same period in 2023 was attributable to interest expense.

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

Adjusted EBITDA is provided in addition to, and should not be considered to be a substitute for, or superior to, net income, the most comparable measure under GAAP to Adjusted EBITDA. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted net income per share or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this financial measure either in isolation or as a substitute for analyzing our results as reported under GAAP.

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$211,777	$18,513
Interest (income) expense	(7,805)	3,830
Income tax expense (benefit)	(22)	(4,969)
Depreciation and amortization	32,343	59,340
EBITDA	236,293	76,714

Adjustments:
Stock-based compensation expense	32,000	(2,296)
Change in fair value of derivative asset	(20,232)	5,778
Casualty-related charges (recoveries), net	(2,300)	1,526
Other (income) expense	(8)	—
License fees	(24)	(24)
Adjusted EBITDA	$245,729	$81,698

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had net working capital of approximately $692.5 million, which included cash and cash equivalents of $688.5 million. We reported net income of $211.8 million during the three months ended March 31, 2024, which included $260.6 million in non-cash gains, primarily consisting of the change in fair value of Bitcoin of $234.1 million, revenue recognized from Bitcoin mined revenue of $71.4 million, and the change in fair value of the derivative asset of $20.2 million, partially offset by depreciation and amortization of $32.3 million and stock-based compensation of $32.0 million.

During the three months ended March 31, 2024, we sold 212 Bitcoin for proceeds of approximately $9.5 million. We monitor our balance sheet on an ongoing basis and evaluate the level of Bitcoin retained from monthly production in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments (Miners and Related Equipment)

Through March 31, 2024, we have paid approximately $305.9 million in total deposits and payments to MicroBT for the purchase of miners. The remaining commitment of approximately $252.8 million is due in installments through approximately April 2025 based on the estimated miner delivery schedule. Total payments of $202.3 million and $50.4 million are expected to be made in 2024 and 2025, respectively.

Through March 31, 2024, the Company paid $45.3 million in total deposits and payments to Midas for the purchase of immersion cooling systems. The remaining commitment of approximately $6.7 million is due in installments in early 2024, based on the estimated delivery schedule.

During the three months ended March 31, 2024, the Company paid $10.8 million in deposits for the purchase of 180 immersion cooling systems for the Corsicana Facility. The remaining commitment of approximately $16.2 million is due in installments through the second quarter of 2024, based on the estimated delivery schedule.

Development of the Corsicana Facility

In 2022, we announced our planned development of the Corsicana Facility, our second large-scale Bitcoin mining facility located on a 265-acre site in Navarro County, Texas. The Corsicana Facility is expected, upon completion, to have 1.0 GW of developed capacity for Bitcoin mining, with an additional 200 MW of electrical capacity available for development, at our discretion, which is securely supplied with power by a substation being developed for us on the premises that will be interconnected with the nearby Navarro Switch. The strategic decision to locate the Corsicana Facility next to the Navarro Switch was made to limit electricity lost in transmission and maximize the efficiency of our substation’s power distribution facilities. The initial phase of the development of the Corsicana Facility involved the construction of a 400 MW substation and an equal amount of immersion-cooled Bitcoin mining infrastructure spread across multiple buildings, as well as construction of various utilities, offices, warehouses, and infrastructure to support the facility’s operations, with operations commencing in April 2024, following commissioning of the substation.

We estimate that the total cost of the first phase of the development will be approximately $362.0 million, which is scheduled to be invested through the second quarter of 2024. Through March 31, 2024, we had incurred costs of approximately $270.8 million related to the development of the Corsicana Facility, which consisted of $10.1 million for land, $256.0 million of initial developments costs and equipment, and a $4.7 million deposit for future power usage. We expect to incur costs associated with development of this first 400 MW phase of the Corsicana Facility of approximately $91.2 million through 2024.

Revenue from Operations

Bitcoin Mining

We expect to generate ongoing revenue from Bitcoin rewards from our Bitcoin Mining operations and our ability to liquidate Bitcoin rewards at future values will be regularly evaluated to generate cash for operations.

Generating Bitcoin rewards which exceed our production and overhead costs will determine our ability to report profit margins related to such Bitcoin mining operations, although accounting for our reported profitability is significantly complex. Furthermore, regardless of our ability to generate proceeds from the sale of our Bitcoin produced from our Bitcoin Mining business, we may elect to continue our strategy of holding the Bitcoin rewards we earn from our Bitcoin Mining operations, and we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy.

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

If we are unable to generate sufficient revenue from our Bitcoin Mining and Engineering operations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $57.9 million, which primarily consisted of the net income of $211.8 million and proceeds from the sale of Bitcoin of $9.5 million, offset by net income on non-cash reconciling items of $260.6 million and net cash outflows of $18.6 million due to changes in operating asset and liabilities. The non-cash net income primarily consisted of the change in the fair value of Bitcoin of $234.1 million, revenue recognized from Bitcoin mined of $71.4 million, and the change in fair value of the derivative asset of $20.2 million, partially offset by depreciation and amortization of $32.3 million and stock-based compensation of $32.0 million.

For the three months ended March 31, 2023, net cash provided by operating activities was $32.4 million, which primarily consisted of the net income of $18.5 million, proceeds from the sale of Bitcoin of $44.4 million, and net cash outflows of $41.1 million due to changes in operating asset and liabilities, partially offset by net income on non-cash reconciling items of $71.7 million. The non-cash net income primarily consisted of the change in the fair value of Bitcoin of $83.5 million and revenue recognized from Bitcoin mined of $48.0 million, partially offset by depreciation and amortization of $59.3 million.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $194.5 million, which primarily consisted of payments for deposits on equipment of $139.3 million and purchases of property and equipment of $57.3 million, both primarily attributable to the ongoing development of the Corsicana Facility and continued deployment of miners.

For the three months ended March 31, 2023, net cash used in investing activities was $74.0 million, which primarily consisted of purchases of property and equipment of $51.0 million, primarily attributable to the expansion of the Rockdale Facility and continued deployment of miners, and the payment of security deposits of $23.0 million related to our PPA.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $343.7 million, which primarily consisted of net proceeds from the issuance of shares under the ATM program of $345.7 million to be used to fund ongoing growth, partially offset by the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $2.0 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

For the three months ended March 31, 2023, net cash provided by financing activities was $0.9 million, which primarily consisted of the repurchase of shares of common stock withheld to satisfy employee withholding taxes of $1.3 million in connection with the settlement of vested equity awards granted under our 2019 Equity Incentive Plan.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those detailed in our 2023 Annual Report, except for those accounting subjects described under the heading “Significant Accounting Policies” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements in the Notes.

Recent Accounting Pronouncements

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

Risk Regarding the Price of Bitcoin

Our business and development strategies are focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of March 31, 2024, we held 8,490 Bitcoin that was recognized at its fair value of $605.6 million. All our Bitcoin held were produced from our Bitcoin Mining operations.

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

A 10% increase or decrease in both the price of Bitcoin produced during the year ended March 31, 2024, and the fair value of Bitcoin as of March 31, 2024, would have increased or decreased net income by approximately $61.5 million.

Risk Regarding the Price of Power

A 10% increase or decrease in future power prices as of March 31, 2024, would have increased or decreased the value of our derivative and net income by approximately $44.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting:

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in Note 16. Commitments and Contingencies in the Notes.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I, Item 1A. Risk Factors in our 2023 Annual

Report. There have been no material changes to the risk factors disclosed in our 2023 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flow and equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, certain of our employees surrendered shares of common stock awarded to them to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued under our 2019 Equity Incentive Plan. The following table summarizes these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
January 1, 2024 through January 31, 2024	37,829	$11.95	N/A	N/A
February 1, 2024 through February 29, 2024	96,340	15.93	N/A	N/A
March 1, 2024 through March 31, 2024	910	12.16	N/A	N/A
Total	135,079	$14.79

(a)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Index of Exhibits

The following are incorporated by reference herein to the exhibit previously filed with the SEC at the location indicated below or are filed herewith as indicated below:

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.1	Articles of Incorporation filed September 20, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.3	Amended and Restated Bylaws effective June 27, 2023.	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

3.4	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.5	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

10.1*	Purchase Order No. 03, dated as of February 23, 2024, executed under that certain Master Purchase and Sale Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1 of the Current Report on Form 8-K filed February 27, 2024.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101

Inline XBRL (Extensible Business Reporting Language). The following from this Quarterly Report, formatted in iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023; (v)

Filed herewith.

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Riot Platforms, Inc.

Date: May 1, 2024	/s/ Jason Les
Jason Les
Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (principal financial officer and duly authorized officer)