Form 10-Q
period 2024-06-30
Riot Platforms, Inc.
filed 2024-07-31
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, the registrant had 303,524,067 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$481,168	$597,169
Accounts receivable, net	13,680	24,706
Contract assets, including retainage of $1,097 and $3,166, respectively	14,281	15,359
Prepaid expenses and other current assets	30,654	29,107
Bitcoin	—	311,178
Derivative asset, current portion	46,419	30,781
Investments in marketable equity securities, at fair value	157,622	—
Future power credits, current portion	—	271
Total current assets	743,824	1,008,571

Property and equipment, net	1,040,182	704,194
Bitcoin	585,054	—
Deposits	201,754	215,009
Finite-lived intangible assets, net	12,778	15,697
Derivative asset, less current portion	105,515	73,437
Operating lease right-of-use assets	20,855	20,413
Future power credits, less current portion	589	638
Other long-term assets	13,036	13,121
Total assets	$2,723,587	$2,051,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,093	$23,157
Contract liabilities	6,367	4,073
Accrued expenses	54,348	62,628
Deferred gain on acquisition post-close dispute settlement	26,007	26,007
Deferred revenue, current portion	2,458	2,458
Contingent consideration liability - future power credits, current portion	—	271
Operating lease liability, current portion	3,022	2,421
Total current liabilities	97,295	121,015

Deferred revenue, less current portion	14,713	15,801
Operating lease liability, less current portion	19,977	18,924
Contingent consideration liability - future power credits, less current portion	589	638
Other long-term liabilities	6,500	6,680
Total liabilities	139,074	163,058

Commitments and contingencies - Note 17

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, no par value; 680,000,000 shares authorized; 283,674,768 and 230,836,624 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,257,024	2,687,692
Accumulated deficit	(672,492)	(799,820)
Accumulated other comprehensive income (loss), net	(19)	150
Total stockholders’ equity	2,584,513	1,888,022
Total liabilities and stockholders’ equity	$2,723,587	$2,051,080

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Bitcoin Mining	$55,764	$49,742	$127,160	$97,765
Engineering	9,627	19,312	14,302	35,459
Other	4,627	7,685	7,852	16,751
Total revenue	70,018	76,739	149,314	149,975

Costs and expenses:
Cost of revenue:
Bitcoin Mining	35,275	23,647	71,824	45,546
Engineering	8,261	18,182	14,279	33,745
Other	10,105	22,134	14,640	47,794
Selling, general, and administrative	61,189	19,836	118,841	32,511
Depreciation and amortization	37,326	66,162	69,669	125,502
Change in fair value of Bitcoin	76,403	(14,490)	(157,677)	(97,994)
Change in fair value of derivative asset	(27,484)	(13,109)	(47,716)	(7,331)
Power curtailment credits	(13,897)	(13,470)	(19,028)	(16,545)
Loss (gain) on sale/exchange of equipment	68	30	68	30
Casualty-related charges (recoveries), net	(187)	—	(2,487)	1,526
Total costs and expenses	187,059	108,922	62,413	164,784
Operating income (loss)	(117,041)	(32,183)	86,901	(14,809)

Other income (expense):
Interest income (expense)	8,152	4,843	15,957	1,013
Unrealized gain on marketable equity securities	24,462	—	24,462	—
Other income (expense)	33	65	41	65
Total other income (expense)	32,647	4,908	40,460	1,078

Net income (loss) before taxes	(84,394)	(27,275)	127,361	(13,731)

Current income tax benefit (expense)	(55)	(112)	(33)	(188)
Deferred income tax benefit (expense)	—	—	—	5,045
Total income tax benefit (expense)	(55)	(112)	(33)	4,857

Net income (loss)	$(84,449)	$(27,387)	$127,328	$(8,874)

Basic and diluted net income (loss) per share	$(0.32)	$(0.16)	$0.51	$(0.33)
Basic and diluted weighted average number of shares outstanding	264,625,308	167,342,813	249,711,377	162,559,956

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$(84,449)	$(27,387)	$127,328	$(8,874)
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	(28)	—	(169)	—
Comprehensive income (loss)	$(84,477)	$(27,387)	$127,159	$(8,874)

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended June 30, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of April 1, 2024	267,991,956	$3,063,438	$(588,043)	$9	$2,475,404
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(881,721)	(8,771)	—	—	(8,771)
Issuance of common stock/At-the-market offering, net of offering costs	16,564,533	170,222	—	—	170,222
Stock-based compensation	—	32,135	—	—	32,135
Net income (loss)	—	—	(84,449)	—	(84,449)
Other comprehensive income (loss)	—	—	—	(28)	(28)
Balance as of June 30, 2024	283,674,768	$3,257,024	$(672,492)	$(19)	$2,584,513

Three Months Ended June 30, 2023

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of April 1, 2023	166,966,766	$1,904,175	$(737,829)	$1,166,346
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(663,377)	(11,638)	—	(11,638)
Issuance of common stock/At-the-market offering, net of offering costs	15,877,000	184,661	—	184,661
Issuance of common stock in connection with the acquisition of ESS Metron	70,165	—	—	—
Stock-based compensation	—	3,429	—	3,429
Net income (loss)	—	—	(27,387)	(27,387)
Balance as of June 30, 2023	182,250,554	$2,080,627	$(765,216)	$1,315,411

Six Months Ended June 30, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2024	230,836,624	$2,687,692	$(799,820)	$150	$1,888,022
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	10,104,311	(10,769)	—	—	(10,769)
Issuance of common stock/At-the-market offering, net of offering costs	42,733,833	515,966	—	—	515,966
Stock-based compensation	—	64,135	—	—	64,135
Net income (loss)	—	—	127,328	—	127,328
Other comprehensive income (loss)	—	—	—	(169)	(169)
Balance as of June 30, 2024	283,674,768	$3,257,024	$(672,492)	$(19)	$2,584,513

Six Months Ended June 30, 2023

				Total
	Common Stock		Accumulated	stockholders'
	Shares	Amount	deficit	equity
Balance as of January 1, 2023	167,751,112	$1,907,784	$(756,342)	$1,151,442
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(1,447,723)	(12,951)	—	(12,951)
Issuance of common stock/At-the-market offering, net of offering costs	15,877,000	184,661	—	184,661
Issuance of common stock in connection with the acquisition of ESS Metron	70,165	—		—
Stock-based compensation	—	1,133	—	1,133
Net income (loss)	—	—	(8,874)	(8,874)
Balance as of June 30, 2023	182,250,554	$2,080,627	$(765,216)	$1,315,411

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net income (loss)	$127,328	$(8,874)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	64,135	1,133
Depreciation and amortization	69,669	125,502
Amortization of license fee revenue	(48)	(48)
Noncash lease expense	1,676	1,134
Deferred income tax expense (benefit)	—	(5,045)
Change in fair value of Bitcoin	(157,677)	(83,504)
Change in fair value of derivative asset	(47,716)	(7,331)
Unrealized gain on marketable equity securities	(24,462)	—
Loss (gain) on sale/exchange of equipment	68	30
Casualty-related charges	—	1,526
Revenue recognized from Bitcoin mined	(127,160)	(97,765)
Proceeds from sale of Bitcoin	9,518	89,162
Changes in assets and liabilities:
(Increase)/decrease in operating assets	10,544	14,736
Increase/(decrease) in operating liabilities	(26,240)	(36,440)
Net cash provided by (used in) operating activities	(100,365)	(5,784)

Investing activities
Deposits on equipment	(278,987)	—
Security deposits	(181)	—
Investment in marketable equity securities	(133,160)	—
Purchases of property and equipment, including construction in progress	(110,848)	(107,424)
Casualty-related recoveries	2,487	—
Patent costs incurred	—	(34)
Net cash provided by (used in) investing activities	(520,689)	(107,458)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	527,010	188,430
Offering costs for the issuance of common stock / At-the-market offering	(11,044)	(3,769)
Proceeds from Credit and Security Facility	—	880
Repayments of Credit and Security Facility	(144)	(500)
Repurchase of common shares to pay employee withholding taxes	(10,769)	(12,951)
Net cash provided by (used in) financing activities	505,053	172,090

Net increase (decrease) in cash and cash equivalents	(116,001)	58,848
Cash and cash equivalents at beginning of period	597,169	230,328
Cash and cash equivalents at end of period	$481,168	$289,176

Supplemental information:
Cash paid for interest	$24	$17
Cash paid for taxes	$—	$—
Non-cash transactions
Reclassification of deposits to property and equipment	$292,423	$33,273
Construction in progress included in accrued expenses	$25,473	$7,353
Bitcoin exchanged for employee compensation	$1,692	$585
Right of use assets exchanged for new operating lease liabilities	$2,118	$682

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Riot Platforms is a vertically-integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Company’s large-scale Bitcoin mining facility in Rockdale, Texas (the “Rockdale Facility”) currently provides up to 700 megawatts (“MW”) in total developed capacity for Bitcoin mining. The Company is also developing a second large-scale Bitcoin mining facility located in Corsicana, Texas (the “Corsicana Facility”), which, upon completion, is expected to have approximately 1.0 GW of capacity available for Bitcoin mining, with 200 MW of additional electrical capacity available for development, at the Company’s discretion.

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

As described in Note 19. Segment Information, the Company’s two reportable segments are: Bitcoin Mining and Engineering.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include: revenue recognition; valuation of the derivative asset classified under Level 3 on the fair value hierarchy; determination of the useful lives and recoverability of long-lived assets; impairment analysis of fixed assets and finite-lived intangibles; stock-based compensation; and the valuation allowance associated with the Company’s deferred tax assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Condensed Consolidated Financial Statements and these Notes. The reclassifications did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures. The impact on any prior period disclosures was immaterial.

Significant Accounting Policies

Except for the updates noted below, see the Company’s 2023 Annual Report for a detailed discussion of the Company’s significant accounting policies.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bitcoin

Bitcoin is recorded at fair value, as determined using the period-end closing price of Bitcoin on the Company’s principal market, Coinbase (the “Principal Market”), and changes in fair value are recognized in Change in fair value of Bitcoin, in Operating income (loss) on the Condensed Consolidated Statements of Operations, as of, and for the three and six months ended June 30, 2024.

During 2024, Riot made the strategic decision to temporarily cease the sale of all its Bitcoin production and instead, increase its Bitcoin holdings. As a result of its intent to hold its Bitcoin, the Company began classifying its Bitcoin held as a non-current asset on its Condensed Consolidated Balance Sheet. For the six months ended June 30, 2024, all sales of Bitcoin occurred before the strategic decision and, as the Bitcoin was sold nearly immediately after receipt by the Company, the proceeds were recognized within Operating activities on the Condensed Consolidated Statements of Cash Flows.

Property and equipment

Effective January 1, 2024, the Company changed the estimated useful life of its miners and mining equipment from 2 years to 3 years. See Note 7. Property and Equipment, for a description of the change and its impact.

Revenue recognition

The Company participates in digital asset mining pools by executing agreements with mining pool operators for the provision of hash calculation services to the mining pool. Currently, the Company only participates in a Full-Pay-Per-Share mining pool. The Company decides when to provide hash calculation services under the agreements and the Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides hash calculation services to the mining pool operator and is created as power is provided over time. The only consideration due to the Company relates to the provision of hash calculation services. Such agreements are freely terminable, at any time, by the Company or by the pool operator, without penalty to either party. Providing hash calculation services in digital asset transaction verification services is an output of the Company’s ordinary activities and is the only performance obligation in the agreements with mining pool operators.

The transaction consideration received, if any, is noncash consideration in the form of Bitcoin. Changes in the fair value of the noncash consideration after contract inception due to the form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and, therefore, are not included in revenue. Certain mining pool operators charge fees to cover the costs of maintaining the pool. These fees are deducted from amounts we may otherwise earn and are treated as a reduction to the consideration received. Fees fluctuate and historically have averaged no more than approximately 2% per reward earned. Under the agreements neither party can dispute settlement terms after approximately thirty-five days following settlement.

In exchange for providing hash calculation services, the Company is entitled to a Full-Pay-Per-Share (“FPPS”) payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided to the mining pool as a percentage of total network hash rate, and other inputs.

The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. Bitcoin network block subsidies are based on the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole during the 24-hour period beginning at 0:00:00 UTC daily (i.e., the measurement period), while network transaction fees are based on the total amount of transaction fees and block rewards that are actually generated on the blockchain network as a whole during the measurement period.

The Company is also entitled to a fractional share of the Bitcoin award and transaction fees from the mining pool operator as determined based on the hash rate provided by the Company to the mining pool as a percentage of the total expected Bitcoin network hash rate based on the current network difficulty. The Company is entitled to its relative share of consideration at the end of each contract period, even if a block is not successfully placed by the mining pool.

For accounting purposes, each agreement has a duration of less than 24 hours and is therefore continually renewed. However, the continual renewal of the agreement does not represent a material right that represents a separate performance obligation as the FPPS formula remains the same upon each renewal.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consideration is all variable. Revenue is recognized on the same day that control of the contracted service transfers to the mining pool operators, which is the same day as contract inception. As it is probable that a significant reversal of cumulative revenue will not occur and we are able to calculate the payout based on the contractual formula, revenue is estimated and recognized based on the spot price of Bitcoin determined using the Company’s Principal Market at the inception of each agreement. Noncash consideration is measured at fair value at agreement inception. The fair value of the crypto asset consideration is determined using the quoted price per the Principal Market at the beginning of the contract period at the single bitcoin level (one bitcoin).

There is no significant financing component in these transactions, due to the performance obligations and settlement of the transactions being on a daily basis.

Change in Reportable Segments

Previously, the Company operated in three reportable business segments: Bitcoin Mining, Data Center Hosting, and Engineering. Commencing January 1, 2024, the Company’s reportable segments have changed to reflect the termination of its legacy Data Center Hosting business, with Bitcoin Mining and Engineering as the Company’s two remaining reportable business segments. See Note 19. Segment Information for more information.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company is evaluating the impact the updated guidance will have on its disclosures.

Note 3. Acquisitions

On July 23, 2024, the Company acquired 100% of the equity interests of Block Mining, Inc. (“Block Mining”), a Kentucky-based vertically-integrated Bitcoin mining company, for total consideration paid at closing of approximately $92.5 million, which was comprised of $18.5 million in cash from the Company’s existing cash and 7.2 million shares of Riot common stock valued at approximately $74 million. In addition to the closing date consideration, the sellers are eligible to earn an additional $32.5 million

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in potential earn-out targets if certain milestones are reached within 18 months of the closing.

The acquisition of Block Mining immediately increases Riot’s hash rate, expands Riot’s footprint geographically, and provides exposure to additional energy markets outside of the Electric Reliability Council of Texas (‘ERCOT”). Block Mining is a vertically-integrated Bitcoin miner consisting of two operational sites, both in Kentucky, totaling 60 MW of operational capacity, with the potential to expand to up to 155 MW. Additionally, Block Mining owns a greenfield expansion opportunity, also in Kentucky, adjacent to an existing substation, presenting an opportunity to develop 60 MW with a potential to expand to 150 MW. Block Mining is a capital efficient developer and operator of Bitcoin mining facilities with an experienced management team that will add to Riot’s ability to execute on its vertically-integrated strategy.

The acquisition will be accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. Due to the closing only being days prior to the filing of this Quarterly Report, the Company has not yet completed a preliminary allocation of the purchase consideration.

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 19. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of June 30, 2024 and December 31, 2023, contract assets were $14.3 million and $15.4 million, respectively.

Contract liabilities primarily relate to upfront payments and consideration received from a legacy data center hosting customer and uncompleted Engineering contracts. The following table presents changes in contract liabilities and deferred revenue:

Six Months Ended
June 30, 2024
Beginning balance	$22,332
Revenue recognized	(8,506)
Additions and other changes in contract liabilities	9,712
Ending balance	$23,538

During the six months ended June 30, 2024, $3.8 million of the beginning balance of contract liabilities and deferred revenue was recognized as revenue.

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2024	2025	2026	2027	2028	Thereafter	Total
Legacy data center hosting contract	$1,181	$2,362	$2,362	$2,362	$2,362	$6,107	$16,736
Engineering	6,120	247	—	—	—	—	6,367
Other	47	97	97	97	97	—	435
Total contract liabilities	$7,348	$2,706	$2,459	$2,459	$2,459	$6,107	$23,538

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Bitcoin

The following table presents information about the Company’s Bitcoin holdings:

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from Bitcoin mined	2,208	127,160
Change in Bitcoin receivable	10	249
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(34)	(1,692)
Change in fair value of Bitcoin	—	157,677
Balance as of June 30, 2024	9,334	$585,054

Carrying value of Bitcoin as of June 30, 2024 (a)		$323,484
Realized gains on the sale or exchange of Bitcoin for the three months ended June 30, 2024 (b)		$175
Realized gains on the sale or exchange of Bitcoin for the six months ended June 30, 2024 (b)		$7,357

Balance as of January 1, 2023	6,974	$115,415
Revenue recognized from Bitcoin mined	3,890	97,765
Proceeds from sale of Bitcoin	(3,575)	(89,162)
Exchange of Bitcoin for employee compensation	(24)	(585)
Change in fair value of Bitcoin	—	97,994
Balance as of June 30, 2023	7,265	$221,427

Carrying value of Bitcoin as of June 30, 2023 (a)		$150,418
Realized gains on the sale or exchange of Bitcoin for the three months ended June 30, 2023 (b)		$19,783
Realized gains on the sale or exchange of Bitcoin for the six months ended June 30, 2023 (b)		$33,676

(a)	The carrying value of Bitcoin is equal to the post-impairment value of all Bitcoin held as of the adoption of ASU 2023-08 on January 1, 2023, and, for Bitcoin produced subsequent to the adoption of ASU 2023-08, the initial value of the Bitcoin as determined for revenue recognition purposes.
(b)	Bitcoin is sold on a first in, first out (FIFO) basis. During the three and six months ended June 30, 2024 and 2023, gains were recognized on all sales of Bitcoin and exchanges of Bitcoin for employee compensation and are included in Change in fair value of Bitcoin on the Condensed Consolidated Statements of Operations.

All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin Mining operations (see Note 4. Revenue from Contracts with Customers). All dispositions of Bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Note 6. Investment

Marketable equity securities

During the six months ended June 30, 2024, the Company acquired approximately 61.3 million common shares of Bitfarms Ltd. (“Bitfarms”) on the open market for approximately $133.2 million. As of June 30, 2024, the Company’s investment in Bitfarms was equal to approximately 14.9% of all outstanding Bitfarms common stock. The Company has not appointed any members of Bitfarms’ Board of Directors or management.

The Company accounts for its investment in Bitfarms at fair value. Unrealized gains and losses are recognized in Other income (expense) on the Condensed Consolidated Statements of Operations. The fair value measurement of the Company’s investment in Bitfarms is based on quoted prices in an active market and thus represents a Level 1 measurement on the fair value hierarchy.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents information about the marketable equity securities:

Investment, at cost	$133,160
Unrealized gains	24,462
Fair value as of June 30, 2024	$157,622

Subsequent to June 30, 2024, upon Bitfarms publicly disclosing an increase in its outstanding common shares, the Company acquired an additional 2.9 million common shares for approximately $7.7 million to maintain its ownership interest of 14.9%.

Convertible note

During the year ended December 31, 2023, the Company invested in a $4.5 million convertible note at face value. The convertible note has a three-year term and earns interest at a rate of 12% per annum, which may be paid in cash or in-kind, and converts into equity of the issuer of the convertible note at the end of the three-year term.

The fair value measurement of the convertible note is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of June 30, 2024 included a discount rate of 14.6%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

The following table presents information about the convertible note:

Fair value as of December 31, 2023	$4,709
Accrued interest	272
Amortized costs basis	4,981
Unrealized holding gains (losses) in accumulated other comprehensive income	(169)
Fair value as of June 30, 2024	$4,812

Note 7. Property and Equipment

The following table presents the Company’s property and equipment:

	June 30,	December 31,
	2024	2023
Buildings and building improvements	$527,990	$348,865
Land rights and land improvements	10,320	10,320
Miners and mining equipment	771,316	496,230
Machinery and facility equipment	40,627	39,144
Office and computer equipment	2,694	2,108
Construction in progress	109,723	166,970
Total cost of property and equipment	1,462,670	1,063,637
Less accumulated depreciation	(422,488)	(359,443)
Property and equipment, net	$1,040,182	$704,194

The Company did not incur any impairment charges for its property and equipment during the three and six months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024 and 2023, depreciation expense related to property and equipment totaled $35.9 million and $64.7 million, respectively, and $66.8 million and $122.6 million, respectively, for the six months ended June 30, 2024 and 2023.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Miners and mining equipment

As of June 30, 2024, the Company had a total deployed hash rate capacity of 22.0 EH/s in its Bitcoin Mining operations at the Rockdale and Corsicana Facilities.

During 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended, (the “Master Agreement”) to acquire miners from MicroBT Electronics Technology Co., LTD, through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively “MicroBT”). In 2023, we executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 25.6 EH/s, for a total purchase price of approximately $453.4 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners to the Corsicana Facility, where they will be deployed in immersion cooling systems, began in 2023, and all miners under these purchase orders are expected to be received and deployed by mid-2025. The Master Agreement also provides the Company with an option to purchase additional miners with a total hash rate of approximately 75 EH/s, on the same terms as the initial order.

During the six months ended June 30, 2024, the Company entered into an additional purchase order with MicroBT under the Master Agreement to acquire 31,500 air-cooled miners with a total hash rate of 5.9 EH/s for a total purchase price of approximately $96.7 million. This purchase order is in addition to existing purchase options under the Master Agreement. Delivery of these miners occurred in the second quarter of 2024. Approximately 17,000 of these miners are expected to replace underperforming miners removed from service at the Rockdale Facility, with the remaining 14,500 miners expected to be deployed in available capacity at the facility.

Effective January 1, 2024, as a result of new information about the useful lives of Bitcoin miners, the Company determined the estimated useful life of its Bitcoin miners will be increased from two years to three years. In making this determination, the Company took into consideration its first-hand experience of miners remaining in service beyond a two-year period, as well as its increased use of immersion-based mining, which the Company anticipates will extend the useful life of miners, due to improved heat removal and reduced exposure to particulates, as compared to traditional air-cooled mining. For the three months ended June 30, 2024, the effect of this change in estimate was a reduction in depreciation expense and a decrease in net loss of approximately $21.4 million, and a decrease in basic and diluted loss per share of $0.08. For the six months ended June 30, 2024, the effect of this change in estimate was a reduction in depreciation expense and an increase in net income of approximately $48.4 million, and an increase in basic and diluted earnings per share of $0.19.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas. As of June 30, 2024, the Company estimated that total damages of $10.3 million had been incurred. During the six months ended June 30, 2024, the Company received net insurance recoveries of $2.5 million, in addition to the $7.5 million recovered during the year ended December 31, 2023. Recoveries are recognized when they are probable of being received.

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

The initial phase of development of the Corsicana Facility involves the construction of 400 MW of immersion-cooled Bitcoin Mining infrastructure, including a high-voltage power substation and electrical and water transmission facilities to supply power and water to the facility. Operations of this initial phase of the development commenced in April 2024, following energization of the substation. As of June 30, 2024, the first 100 MW building, Building A1, was completed and the second 100 MW building, Building A2, was nearing completion with nearly all immersion tanks and miners in the building being operational. Development for the third building, Building B1, continues on schedule with the building structure being fully erect and concrete slab pouring in progress. Installation of immersion tanks in Building B1 has begun and is continuing into the third quarter.

During the year ended December 31, 2023, the Company entered into a purchase agreement to acquire immersion cooling systems for use in the first 200 MW Bitcoin mining data center facilities developed at the Corsicana Facility. Delivery and installation of

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

these immersion cooling systems was completed during July 2024, with miner installation and operations commencing progressively as the systems were installed. The purchase agreement also provides the Company an option to purchase up to an additional 400 MW of immersion cooling systems from the same manufacturer, on the same terms as the initial order, through December 31, 2025.

During the six months ended June 30, 2024, the Company entered into a second purchase agreement to acquire immersion cooling systems from a different manufacturer, for use in the second 200 MW Bitcoin mining data center facilities developed at the Corsicana Facility. Delivery of these immersion cooling systems commenced in June 2024 and is expected to be completed in the third quarter of 2024. Miner installation and operations commenced progressively with the installation of these new systems in June 2024.

Through June 30, 2024, the Company had incurred total costs of approximately $323.2 million related to the development of the Corsicana Facility, including $10.1 million paid to acquire the land on which the facility is being developed, $308.4 million of initial developments costs and equipment (exclusive of miners), and a $4.7 million deposit for future power usage.

Note 8. Finite-Lived Intangible Assets

The following table presents the Company’s finite-lived intangible assets as of June 30, 2024:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(1,602)	$4,698	10
Trademark	5,000	(1,292)	3,708	10
UL Listings	2,700	(582)	2,118	12
Patents	10,060	(7,806)	2,254	Various
Finite-lived intangible assets	$24,060	$(11,282)	$12,778

The following table presents the Company’s finite-lived intangible assets as of December 31, 2023:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(1,292)	$5,008	10
Trademark	5,000	(1,042)	3,958	10
UL Listings	2,700	(469)	2,231	12
Patents	10,060	(5,560)	4,500	Various
Finite-lived intangible assets	$24,060	$(8,363)	$15,697

For the three months ended June 30, 2024 and 2023, amortization expense related to finite-lived intangible assets was $1.4 million and $1.4 million, respectively, and $2.9 million and $2.9 million for the six months ended June 30, 2024 and 2023.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of June 30, 2024:

Remainder of 2024	$2,903
2025	1,355
2026	1,355
2027	1,355
2028	1,355
Thereafter	4,455
Total	$12,778

The Company did not identify any impairment of its finite-lived intangible assets during the three and six months ended June 30, 2024 and 2023.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Power Purchase Agreement

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

Concurrently with the PPA, Whinstone entered into an interconnection agreement for the extension of delivery system transmission/substation facilities to facilitate delivery of electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement are determined every 15 minutes using settlement information provided by ERCOT and are recorded in Cost of revenue on the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024, the construction of the interconnection was completed and power costs under the Facilities Agreement are no longer being incurred.

ERCOT has implemented Demand Response Services Programs for customers like the Company that have the ability to reduce or modify electricity use in response to ERCOT instructions or signals. These Demand Response Services Programs provide the ERCOT market with valuable grid reliability and economic services by helping to preserve system reliability, enhancing competition and load predictability, mitigating price spikes, and stabilizing the grid by encouraging the demand side of the market to give more visibility and control of their power consumption to grid operators. Market participants with flexible electrical loads, like the Company, may participate in these Demand Response Service Programs directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing power demand in the ERCOT marketplace. The Demand Response Services Programs run concurrent with the PPA.

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

The Company also participates in ERCOT’s Four Coincident Peak (“4CP”) program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), during which time, demand for power is typically at its highest across the ERCOT grid. 4CP participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load in these peak periods receive credits to transmission costs on future power bills during the subsequent year, reducing overall power costs for the year. As a result of participation in 4CP in 2023, the Company’s transmission charges in its ongoing 2024 monthly power bills are substantially reduced. The 4CP has an indefinite life.

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

During the three months ended June 30, 2024, and 2023, the Company earned credits against future power costs in exchange for power resold of approximately $13.9 million and $13.5 million, respectively, and approximately $19.0 million and $16.5 million, respectively, during the six months ended June 30, 2024 and 2023. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company determined the PPA meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back for sale, rather than taking physical delivery, the Company determined that physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the PPA. Accordingly, the PPA (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The PPA is not designated as a hedging instrument. The Facilities Agreement, Demand Response Service Programs, and 4CP program are not part of the PPA, and are therefore not subject to treatment and valuation as a derivative along with PPA.

The estimated fair value of the Company’s derivate asset is classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the PPA, which is scheduled to end as of April 30, 2030. The significant assumptions used to estimate fair value of the derivative contract include a discount rate of 23.6%, which reflects the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors, risk-free rate of return, which is determined from United States Treasury Bond yields, estimated cost of debt, which includes a Moody’s rating, and an equity risk premium based upon market data provided by a global cost of capital service provider. The discount rate includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to Company credit risk.

The terms of the PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of June 30, 2024, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomical power, the Company does not consider such actions to be trading activities.

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2023	$104,218
Change in fair value of derivative asset	47,716
Balance as of June 30, 2024	$151,934

Note 10. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of December 31, 2023	$185,294
Additions	278,987
Reclassifications to property and equipment	(292,423)
Balance as of June 30, 2024	171,858
Security deposits	29,896
Total long-term deposits	$201,754

Deposits on Equipment

During the six months ended June 30, 2024, the Company made deposits and advance payments of $221.8 million to MicroBT for the purchase of miners and made deposits of $57.2 million for the purchases of other property and equipment, primarily consisting of electrical components and immersion tanks used in the development of the Corsicana Facility. During the six months ended June 30, 2024, the Company reclassified $264.3 million of deposits made to MicroBT and $28.1 million of other deposits to property and equipment in connection with the receipt of the equipment. See Note 7. Property and Equipment.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of June 30, 2024, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the PPA, resulting in a total of 345 MW under contract at fixed prices. See Note 9. Power Purchase Agreement.

During the year ended December 31, 2022, the Company paid approximately $4.7 million as a security deposit for the development of the Corsicana Facility, all of which remains held as a deposit as of June 30, 2024.

The Company has other security deposits totaling approximately $2.2 million for its offices and facilities, including $1.8 million associated with its ground lease.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Construction in progress	$25,473	$23,451
Power related costs and remittances	11,165	11,114
Compensation	8,818	14,888
Insurance	1,494	7,490
Other	7,398	5,685
Total accrued expenses	$54,348	$62,628

Note 12. Debt

Credit and Security Facility

The Company’s subsidiary, ESS Metron, LLC (“ESS Metron”), has a Credit and Security Facility Agreement, as amended, which provides for a $10.0 million credit and security facility consisting of a $6.0 million revolving line of credit (the “Revolving Line of Credit”) and a $4.0 million equipment guidance line (the “Equipment Guidance Line”).

The Revolving Line of Credit matures on December 31, 2024, with interest due monthly and principal due at maturity. All amounts borrowed under the Revolving Line of Credit carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of June 30, 2024, the interest rate was 8.5%. During the six months ended June 30, 2024, there were no borrowings or payments under the Revolving Line of Credit. As of June 30, 2024 and December 31, 2023, the outstanding balance on the Revolving Line of Credit was $0.

The Equipment Guidance Line matures on December 31, 2024, and permits the Company to finance up to 80.0% of certain equipment purchases. All amounts borrowed under the Equipment Guidance Line carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of June 30, 2024, the interest rate was 8.5%. During the six months ended June 30, 2024, there were no borrowings under the Equipment Guidance Line and approximately $0.5 million outstanding under the Equipment Guidance Line converted to a fixed rate term loan (see below). As of June 30, 2024 and December 31, 2023, the outstanding balance on the Equipment Guidance Line was $0 and $0.5 million, relatively.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended June 30, 2024, approximately $0.5 million outstanding under the Equipment Guidance Line was converted into a three-year Equipment Term Loan with a fixed interest rate of 6.6%. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Equipment Term Loans was approximately $0.7 million and $0.3 million, respectively.

As of June 30, 2024, the outstanding balance on the Equipment Term Loans was recognized net of deferred financing costs of approximately $0.1 million. The net current outstanding debt balance of $0.3 million was recognized within Accrued Expenses and the net long-term outstanding debt balance of $0.4 million was recognized within Other long-term liabilities on the Condensed Consolidated Balance Sheets.

As of June 30, 2024, ESS Metron was not in compliance with its EBITDA covenant of the Credit and Security Facility Agreement. However, in July 2024, an amendment to the Credit and Security Facility Agreement was executed to waive the lack of compliance as of June 30, 2024, and update the EBITDA covenant.

Revolving Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility. Revolving Loans borrowed by the Company under the Revolving Credit Facility carry a per annum interest rate of 1.25% plus Secured Overnight Financing Rate. Letters of Credit issued under the Revolving Credit Facility have a one-year term and incur fees of 1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the issuance of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the Revolving Facility, the Company funded the entire $50.0 million amount of the Revolving Facility as security into a control account maintained by the lender. Interest equal to 5.0% per annum is earned by the Company on the amount held in the control account.

Note 13. Leases

As of June 30, 2024 and December 31, 2023, operating lease right of use assets were $20.9 million and $20.4 million, respectively, and operating lease liabilities were $23.0 million and $21.3 million, respectively.

The following table presents the components of the Company’s lease expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$1,231	$951	$2,429	$1,855
Variable lease cost	150	49	260	104
Operating lease expense	$1,381	$1,000	$2,689	$1,959

The following table presents supplemental lease information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating leases net operating cash outflows	$1,007	$920	$1,216	$1,794
Right of use assets exchanged for new operating lease liabilities	$—	$—	$2,118	$682
Weighted-average remaining lease term – operating leases	6.8	7.9	6.8	7.9
Weighted-average discount rate – operating leases	6.8%	6.6%	6.8%	6.6%

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents the Company’s future minimum operating lease payments as of June 30, 2024:

	Ground lease	Office and other leases	Total
Remainder of 2024	$999	$1,157	$2,156
2025	2,058	2,442	4,500
2026	2,119	2,073	4,192
2027	2,183	1,778	3,961
2028	2,249	1,333	3,582
Thereafter	7,369	3,294	10,663
Total undiscounted lease payments	16,977	12,077	29,054
Less present value discount	(3,938)	(2,117)	(6,055)
Present value of lease liabilities	$13,039	$9,960	$22,999

Note 14. Stockholders’ Equity

During the six months ended June 30, 2024, approximately 4.1 million shares of common stock vested or were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately 1.0 million of these shares, with a fair value of approximately $10.8 million, to cover the withholding taxes related to the settlement of these vested RSAs and RSUs, as permitted by the 2019 Equity Incentive Plan.

At-the-Market (“ATM”) Equity Offerings

2023 ATM Offering

In August 2023, the Company entered into the 2023 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the six months ended June 30, 2024, the Company received net proceeds of approximately $114.9 million ($117.3 million of gross proceeds, net of $2.4 million in commissions and expenses) from the sale of 8,644,100 shares of its common stock at a weighted average fair value of $13.57 per share under its 2023 ATM Offering. With the sale and issuance of those shares, no additional shares of Common Stock will be offered or sold under the 2023 ATM Offering.

2024 ATM Offering

In February 2024, the Company entered into the 2024 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the six months ended June 30, 2024, the Company received net proceeds of approximately $401.5 million ($409.7 million of gross proceeds, net of $8.2 million in commissions and expenses) from the sale of 34,089,733 shares of its common stock at a weighted average fair value of $12.02 per share under its 2024 ATM Offering.

Subsequent to June 30, 2024, and through July 29, 2024, the Company received net proceeds of approximately $61.0 million from the sale of 6,556,322 shares of its common stock at a weighted average fair value of $9.49 per share under its 2024 ATM Offering.

Note 15. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and advisors of the Company in the form of RSAs, RSUs, or stock options, all of which settle in shares of the Company’s common stock upon vesting.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Performance-based stock awards and units	$24,520	$(5,459)	$46,810	$(16,349)
Service-based stock awards and units	7,615	8,888	17,325	17,482
Total stock-based compensation	$32,135	$3,429	$64,135	$1,133

Stock-based compensation expense is recognized in Selling, general and administrative on the Condensed Consolidated Statements of Operations.

Performance-Based Awards and Units

Performance-based RSAs and RSUs and units are eligible to vest over a three-year performance period based on the Company’s total shareholder return (“TSR”) as compared to the performance of the Russell 3000 Index (the “Index TSR”).

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2024	4,928,526	$21.71
Granted	14,071,926	$14.18
Vested	(252,380)	$23.30
Forfeited	(3,009,344)	$22.74
Balance as of June 30, 2024	15,738,728	$14.75

As of June 30, 2024, there was approximately $183.8 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.1 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2024	246,426	$19.59
Granted	1,000,000	$14.18
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2024	1,246,426	$15.25

As of June 30, 2024, there was approximately $14.7 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.1 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service-Based Awards and Units

Service-based RSAs and RSUs vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2024	4,897,894	$9.14
Granted	6,062,915	$14.25
Vested	(3,893,761)	$6.87
Forfeited	(6,002,654)	$18.75
Balance as of June 30, 2024	1,064,394	$17.74

As of June 30, 2024, there was approximately $13.6 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2024	155,213	$19.30
Granted	—	—
Vested	(16,000)	$15.47
Forfeited	—	—
Balance as of June 30, 2024	139,213	$19.74

As of June 30, 2024, there was approximately $2.3 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

Subsequent Awards

In July 2024, the Company granted 4.0 million performance-based RSAs and 0.5 million performance-based RSUs. The awards are eligible to vest, if at all, over a three-year performance period based on the Company’s TSR as compared to the Index TSR through December 31, 2026. The TSR awards have a vesting range of 0% to 200% of the recipient’s target award, which is calculated based on the difference between the Company’s TSR and the Index TSR over the three-year performance period, subject to the recipient’s continuous employment with the Company through the third anniversary of the award’s grant date. The awards have an aggregate grant date fair value of approximately $27.8 million.

In July 2024, the Company granted 2.1 million service-based RSAs and 0.3 million service-based RSUs. These awards are eligible to vest in one-third annual installments over a three-year service period commencing on the award’s grant date, subject to the recipient’s continuous employment with the Company through the applicable vesting dates. The awards have an aggregate grant date fair value of $22.6 million.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2024, and December 31, 2023:

	Fair value measured as of June 30, 2024
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$585,054	$585,054	$—	$—
Marketable equity securities(b)	$157,622	$157,622	$—	$—
Convertible note(b)	$4,812	$—	$—	$4,812
Derivative asset(c)	$151,934	$—	$—	$151,934
Contingent consideration liability(d)	$589	$—	$—	$589

	Fair value measured as of December 31, 2023
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$311,178	$311,178	$—	$—
Convertible note(b)	$4,709	$—	$—	$4,709
Derivative asset(c)	$104,218	$—	$—	$104,218
Contingent consideration liability(d)	$909	$—	$—	$909

(a)	See Note 5. Bitcoin.
(b)	See Note 6. Investments.
(c)	See Note 9. Power Purchase Agreement.
(d)	See Note 17. Commitments and Contingencies.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Note 17. Commitments and Contingencies

Commitments

Miners and mining equipment

Through June 30, 2024, the Company paid approximately $412.9 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 7. Property and Equipment. The remaining commitment of approximately $148.0 million is due in installments through approximately April 2025 based on the estimated miner delivery schedule. Total payments of $97.5 million and $50.4 million are expected to be made in 2024 and 2025, respectively.

Through June 30, 2024, the Company paid $64.3 million in total deposits and payments for the purchase of immersion cooling systems, as described in Note 7. Property and Equipment. The remaining commitment of approximately $15.4 million is due upon commissioning of the systems, expected in the third quarter of 2024.

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

Green Revolution Cooling Patent Dispute

On March 22, 2024, Green Revolution Cooling, Inc. (“GRC”) sued the Company in Case No. 6:24-CV-152 in the Western District of Texas for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by Midas Immersion Cooling, LLC (“Midas”) infringe GRC’s U.S. Patent Nos. 9,992,914 (the ‘’914 Patent”) and 10,123,463 (the “’463 Patent”). In the complaint, GRC seeks unspecified damages and an injunction against all products that allegedly infringe the ’914 and ’463 Patents (or in lieu of an injunction, an award of a compulsory forward royalty). The Company has engaged counsel and is working with Midas to evaluate and defend the Company from this infringement claim. While a preliminary investigation of GRC’s claims is underway, the Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

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

Following the final determination, Northern Data filed a complaint against the Company in the Delaware Court of Chancery (the “Chancery Court”) on June 23, 2023 (Case No. C.A. No. 2023-0650-LWW) challenging the independent accountant’s written final determination and seeking to re-litigate the purchase price adjustment process. The Company contests the legal and factual basis of Northern Data’s claims and filed a motion to dismiss the complaint on July 17, 2023, which the Chancery Court heard on February 13, 2024. The Chancery Court denied the motion to dismiss on May 17, 2024, at which time the court advised the parties that summary judgment briefing after focused discovery may be a worthwhile endeavor. Under the parties’ current schedule, discovery is ongoing and motions for summary judgment may be filed later this year. While the Company intends to vigorously oppose such complaint, the Company cannot accurately predict the outcome of the ongoing litigation, estimate the magnitude of such outcome, or forecast when such litigation will be resolved, due to its early stage.

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

On December 11, 2023, Rhodium submitted an arbitration demand to the American Arbitration Association (“AAA”), seeking damages and specific performance of unspecified contracts. Rhodium amended its demand on June 4, 2024 to include additional claims and disclosed it seeks at least $67 million in damages. Whinstone does not believe Rhodium’s claims have any merit, and will vigorously contest such claims, as appropriate. Whinstone also objects to the AAA’s jurisdiction and authority to entertain the claims and decide any issues of arbitrability. Subject to those objections, Whinstone submitted counterclaims to the AAA on December 29, 2023 against Rhodium JV and Air HPC for breach of contract, seeking recovery of at least $20 million in past-due revenue share payments, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest. A permanent arbitrator has been appointed, and a final hearing has been set for January 20, 2025. Because this litigation is still at this early stage, the Company cannot reasonably predict the outcome of such ongoing proceedings, or the magnitude of such an outcome, at this time.

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

Note 18. Earnings Per Share

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	June 30, 2024	June 30, 2023
Warrants to purchase common stock	63,000	63,000
Unvested RSAs	16,803,122	5,540,298
Unvested RSUs	1,385,639	—
Total	18,251,761	5,603,298

Note 19. Segment Information

The Company has two reportable segments: Bitcoin Mining and Engineering. The reportable segments are identified based on the types of service performed. No operating segments have been aggregated to form the reportable segments.

Gross profit (loss) is the segment performance measure the CODM uses to assess the Company’s reportable segments. Segment gross profit (loss) is defined as segment revenue less segment cost of revenue, and is before elimination of intersegment profits.

Prior to 2024, the Company had a Data Center Hosting reportable segment, but has since terminated all contracts with its Data Center Hosting customers. Commencing with the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. The Company has no plans to offer data center hosting services to new customers. All residual revenue and costs of revenue related to Data Center Hosting incurred during the three and six months ended June 30, 2024, are included in Revenue: Other and Cost of Revenue: Other. Prior period amounts related to Data Center Hosting have been recast into Revenue: Other and Cost of Revenue: Other.

The Company does not allocate assets to the reporting segments because its assets are managed on an entity-wide basis and, therefore, does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the Bitcoin the Company earns through its Bitcoin mining activities. The Engineering segment generates revenue through customer contracts for custom engineered electrical products. All Revenue: Other revenue is from external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2024, and 2023, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present segment revenue and segment gross profit (loss):

Three Months Ended June 30, 2024

	Bitcoin Mining	Engineering	Other	Total
Revenue from external customers	$55,764	$9,627	$4,627	$70,018
Intersegment revenue	—	2,755	37,665	40,420
Segment revenue	55,764	12,382	42,292	110,438
Less: Segment cost of revenue	(72,940)	(10,281)	(10,105)	(93,326)
Segment gross profit (loss)	$(17,176)	$2,101	$32,187	$17,112

Three Months Ended June 30, 2023

	Bitcoin Mining	Engineering	Other	Total
Revenue from external customers	$49,742	$19,312	$7,685	$76,739
Intersegment revenue	—	871	31,726	32,597
Segment revenue	49,742	20,183	39,411	109,336
Less: Segment cost of revenue	(33,482)	(18,932)	(44,026)	(96,440)
Segment gross profit (loss)	$16,260	$1,251	$(4,615)	$12,896

Six Months Ended June 30, 2024

	Bitcoin Mining	Engineering	Other	Total
Revenue from external customers	$127,160	$14,302	$7,852	$149,314
Intersegment revenue	—	3,440	78,457	81,897
Segment revenue	127,160	17,742	86,309	231,211
Less: Segment cost of revenue	(150,281)	(16,840)	(14,640)	(181,761)
Segment gross profit (loss)	$(23,121)	$902	$71,669	$49,450

Six Months Ended June 30, 2023

	Bitcoin Mining	Engineering	Other	Total
Revenue from external customers	$97,765	$35,459	$16,751	$149,975
Intersegment revenue	—	6,080	59,680	65,760
Segment revenue	97,765	41,539	76,431	215,735
Less: Segment cost of revenue	(62,173)	(37,818)	(90,847)	(190,838)
Segment gross profit (loss)	$35,592	$3,721	$(14,416)	$24,897

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the reconciliation of segment gross profit (loss) to net income (loss) before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment gross profit (loss)	$17,112	$12,896	$49,450	$24,897

Reconciling Items:
Elimination of intersegment profits	(735)	(120)	(879)	(2,007)
Selling, general, and administrative	(61,189)	(19,836)	(118,841)	(32,511)
Depreciation and amortization	(37,326)	(66,162)	(69,669)	(125,502)
Change in fair value of Bitcoin	(76,403)	14,490	157,677	97,994
Change in fair value of derivative asset	27,484	13,109	47,716	7,331
Power curtailment credits	13,897	13,470	19,028	16,545
(Loss) gain on sale/exchange of equipment	(68)	(30)	(68)	(30)
Casualty-related (charges) recoveries, net	187	—	2,487	(1,526)
Interest income (expense)	8,152	4,843	15,957	1,013
Unrealized gain on marketable equity securities	24,462	—	24,462	—
Other income (expense)	33	65	41	65
Net income (loss) before taxes	$(84,394)	$(27,275)	$127,361	$(13,731)

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

Unless otherwise indicated, amounts are stated in thousands of U.S. Dollars except for: share, per share, and miner amounts; Bitcoin quantities, prices, and hash rate; cost to mine one Bitcoin; and production value of one Bitcoin mined.

Business Overview:

We are a vertically-integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently evaluating further growing its capacity. Additionally, we are developing the Corsicana Facility, a second large-scale Bitcoin mining facility, which, upon completion, is expected to have approximately 1.0 GW of capacity available for our own Bitcoin Mining activities.

We operate in an environment which is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on investment.

Industry Trends

The price of Bitcoin increased during the first quarter of 2024 due to a new source of demand, the eleven Bitcoin spot Exchange Traded Funds (“ETFs”) approved to begin trading by the SEC on January 11, 2024. Significant interest in the Bitcoin ETFs followed their introduction. One such ETF earned recognition as the fastest ETF ever to surpass $10 billion in assets under management since its launch. The ETFs, as an investment vehicle, provided a new access point for investors to gain exposure to Bitcoin through more traditional methods resulting in Bitcoin ETFs seeing a combined net inflow of approximately $33.1 billion through June 30, 2024.

During 2023 and the first half of 2024, the Bitcoin mining industry saw record growth as the price of Bitcoin increased from the lows experienced in early 2023. A renewed opportunity to access capital markets to fund growth partly from a growing Bitcoin price led to an unprecedent expansion in mining operations as the size of provisioned hash calculation services on the network, as measured by total hash rate, more than doubled. Many Bitcoin mining companies heavily invested in infrastructure, as well as upgrading and expanding mining fleets in advance of the Bitcoin network halving. We expect competition within the mining industry to continue as long as Bitcoin prices remain elevated or increase further.

The Bitcoin mining industry recently experienced an increase in transaction fees on the Bitcoin network, as well as an increase in overall demand in Bitcoin. Various protocols on the Bitcoin network gained popularity during 2023, and at various times temporarily resulted in a significant increase in the transaction fee paid to add a certain Bitcoin transaction to the blockchain. These transaction fees are volatile in nature, but are paid directly to miners and are representative of interest in transacting in Bitcoin. Transaction fees are packaged with the block subsidy issued by the Bitcoin network to combine for the total reward paid to miners upon solving a block.

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

Prior to the halving event, shifts in strategy by prominent Bitcoin miners focused on implementing vertically-integrated business models whereby Bitcoin miners own and operate their own facilities rather than renting out space from a third-party’s data center. Vertical integration provides additional control over operational outcomes as well as better management of any input costs such as power and overhead fees. Flexibility, and the ability to manage expenses, becomes increasingly important as the amount of competition on the Bitcoin network expands and the subsidy in Bitcoin provided by the network contracts decreases.

Network difficulty, which is a measure of how hard it is for miners to solve a block on the Bitcoin blockchain (and, thus, earn a mining reward), is determined by the network’s total hash rate (i.e., the total computational power devoted to solving a block), which is adjusted every 2,016 blocks (with a new block being added approximately every ten minutes). Therefore, as more miners join the network and the network’s global hash rate increases, its difficulty will increase. Conversely, if miners leave the network and its hash rate decreases, its difficulty will decrease. We have observed that when the market price for Bitcoin experiences a sustained increase (as it did across 2023), new miners are introduced onto the Bitcoin network, increasing its network hash rate, and network difficulty has increased as a result. Thus, despite increasing our hash rate by approximately 105.6% from June 30, 2023, to 2024, the halving in April 2024, and increased network difficulty following increased network hash rate across the periods result in a decrease in the number of Bitcoin we mined of approximately 43.2%, when comparing the six months ended June 30, 2024, to the same period in 2023.

Accordingly, as market prices for Bitcoin increase and more miners and hash rate are drawn onto the Bitcoin network, network difficulty will continue to increase, meaning existing miners like us will need to increase their hash rate to maintain and improve their chances of earning a Bitcoin mining reward. To do this, we continually seek out new Bitcoin mining capacity, including through our acquisition and development of new Bitcoin mining facilities (such as the Corsicana Facility) and the electricity supply and distribution facilities to service them, as well as other strategic growth opportunities. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the newest, most powerful and most efficient miners available.

On July 23, 2024, we completed a transaction to acquire Block Mining, a Kentucky-based vertically-integrated Bitcoin miner consisting of two operational sites, both in Kentucky, totaling 60 MW of operational capacity with potential to expand up to 155 MW. We intend to expand Block Mining’s two sites, targeting 110 MW for self-mining operations by the end of 2024. Additionally, Block Mining owns a greenfield expansion opportunity, adjacent to an existing substation, presenting an opportunity to develop 60 MW and with potential to expand to 150 MW. Block Mining is a capital efficient developer and operator of Bitcoin mining facilities that will add to our ability to execute our leading vertically-integrated strategy.

The Company has led the industry by focusing on a vertically-integrated business model since 2021. We continue to focus on building long-term stockholder value by taking strategic actions to further vertically-integrate our business at the current Rockdale Facility and developing Corsicana Facility. Management believes a focus on vertical integration will positively affect each of our business segments by providing increased capacity for our Bitcoin Mining operations, more opportunity for implementing our proprietary power strategy, and by capitalizing on supply chain efficiencies garnered through our Engineering segment. We continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

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

Bitcoin Mining

We own and operate one of the largest Bitcoin Mining operations in North America. During the six months ended June 30, 2024, we continued to deploy miners at our Rockdale Facility, and continued development activities and commencement of deployment of miners at the Corsicana Facility, with the objective of increasing our operational efficiency and performance in the future.

As of June 30, 2024, our Bitcoin Mining business segment had a total deployed hash rate capacity of approximately 22.0 EH/s, as compared to 12.4 EH/s as of December 31, 2023, and 10.7 EH/s as of June 30, 2023, resulting in increases of 77.4% and 105.6%, respectively. We anticipate achieving a total self-mining hash rate capacity of approximately 36.3 EH/s by the end of 2024.

During the six months ended June 30, 2024, we mined 2,208 Bitcoin, which represented a decrease of 1,682 Bitcoin from the 3,890 Bitcoin we mined during the six months ended June 30, 2023. The decrease was primarily due to the increase in the Bitcoin network difficulty, which has more than doubled since January 2023, and the halving that occurred in April 2024, partially offset by higher Bitcoin prices and our increase in deployed hash rate.

Our Bitcoin is held in cold storage wallets by a well-known U.S.-based third-party digital asset-focused custodian. The cold storage wallets in which our Bitcoin is held are all located in the United States. Our custodian and brokerage services relationships are non-exclusive, and we may freely change our Bitcoin custodian and brokerage relationships at any time. We continually monitor our Bitcoin assets held by third-party custodians, and we have unlimited audit rights with respect to such custodial accounts. The Company performs monthly reconciliations of our Bitcoin assets held by our custodian(s) and the records of our mining pool, and our independent auditors verify the location and quantity of our Bitcoin assets annually, as part of the year-end audit process of our financial statements and internal controls over financial reporting.

The following table presents our cost to mine one Bitcoin:

	Six Months Ended
	June 30,
	2024	2023
Cost of power for self-mining operations	$54,463	$43,053
Other direct cost of revenue for self-mining operations(1)	17,361	2,493
Cost of revenue for self-mining operations	71,824	45,546
Less: power curtailment credits	(19,028)	(16,545)
Cost of revenue for self-mining operations, net of power curtailment credits	$52,796	$29,001

Quantity of Bitcoin mined	2,208	3,890
Cost to mine one Bitcoin (2)(3)	$23,911	$7,455
Production value of one Bitcoin mined(4)	$57,591	$25,132
Cost to mine one Bitcoin as a % of production value of one Bitcoin mined	41.5%	29.7%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	Costs to finance the purchase of miners were zero in all periods presented as the miners were paid for with cash from the Company’s cash balance. The seller did not provide any financing nor did the Company borrow from a third-party to purchase the miners.

(3)	The Cost to mine one Bitcoin is computed by dividing the Self-mining operations cost of revenue, net of power curtailment credits by the Quantity of Bitcoin mined. Consistent with “Cost of revenue” in our Condensed Consolidated Statements of Operations, “Cost to mine one Bitcoin” excludes depreciation expense. Including depreciation expense related to our miners, the Cost to mine one Bitcoin would increase by $22,109 and $27,997, for six months ended June 30, 2024 and 2023, respectively. Therefore, for all Bitcoin mined, our total Cost to mine including miner-related depreciation expense was $45.6 million and $34.5 million, for the six months ended June 30, 2024 and 2023, respectively.

(4)	Computed as revenue recognized from Bitcoin mined divided by the quantity of Bitcoin mined during the same period.

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

During the six months ended June 30, 2024, we executed an additional purchase order with MicroBT under the Master Agreement to acquire new air-cooled miners with a total hash rate of 5.9 EH/s, for a total purchase price of approximately $96.7 million. This purchase order is in addition to the four purchase options remaining under the Master Agreement. We plan to deploy these miners primarily at the Rockdale Facility, both to replace existing underperforming miners and to fill excess capacity available in the facility. Delivery of these miners is expected to occur in the third quarter of 2024, with deployment commencing upon delivery.

For the six months ended June 30, 2024, Bitcoin Mining revenue was approximately $127.2 million.

Data Center Hosting

In 2023, we made the decision to stop pursuing new hosting contracts and end our legacy contracts, to focus on our self-mining efforts. During the six months ended June 30, 2024, all agreements with Data Center Hosting customers were terminated, and we have no plans to offer data center hosting services to new customers. For the three and six months ended June 30, 2024, we will no longer report Data Center Hosting as a separate reportable segment.

Engineering

Our Engineering business segment designs and manufacturers power distribution equipment and custom engineered electrical products that provide us with the ability to vertically-integrate many of the critical electrical components and engineering services necessary for our Corsicana Facility development and Rockdale Facility expansions and to reduce our execution and counter-party risk in ongoing and future expansion projects. Engineering and other specialized talent employed in our Engineering business segment also allows us to continue to explore new methods to optimize and develop a best-in-class Bitcoin Mining operation and has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

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

For the six months ended June 30, 2024, Engineering revenue was approximately $14.3 million.

Global Logistics

Global supply logistics have caused delays across all channels of distribution. We have also experienced delays in our Engineering segment’s manufacturing and delivery schedule, and in our infrastructure development schedules, resulting from constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Quarterly Report, we have been able to effectively and efficiently mitigate delivery delays to avoid materially impacting our miner deployment schedule; however, we cannot guarantee that we will be able to continue to mitigate any such delivery delays in the future.

Additionally, the development of our new Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment, and other component parts that are in high demand and can be difficult to source. To help mitigate the impacts of global supply chain constraints and increasing demand for these goods, including any inflationary pricing concerns that may result, we procured all the required components and materials for development of the first 400 MW phase of the Corsicana Facility, and we have procured and already hold many of the components and materials required for development of the next 600 MW phase of our development of the Corsicana Facility, as well as replacement components and parts for our existing systems, to help shorten the impact of potential damage to installed equipment.

We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our own Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from Bitcoin mined	2,208	127,160
Change in Bitcoin receivable	10	249
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(34)	(1,692)
Change in fair value of Bitcoin	—	157,677
Balance as of June 30, 2024	9,334	$585,054

	Quantity	Amounts
Balance as of January 1, 2023	6,974	$115,415
Revenue recognized from Bitcoin mined	3,890	97,765
Proceeds from sale of Bitcoin	(3,575)	(89,162)
Exchange of Bitcoin for employee compensation	(24)	(585)
Change in fair value of Bitcoin	—	97,994
Balance as of June 30, 2023	7,265	$221,427

Results of Operations

Comparative Results for the three months ended June 30, 2024, and 2023:

Revenue

Total revenue for the three months ended June 30, 2024 and 2023, was $70.0 million and $76.7 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our ceased Data Center Hosting segment.

For the three months ended June 30, 2024 and 2023, Bitcoin Mining revenue was $55.8 million and $49.7 million, respectively. The increase of $6.1 million was primarily due to higher Bitcoin prices in the 2024 period, which averaged $66,071 per coin, as compared to $28,022 per coin for the 2023 period, partially offset by a decrease of 931 Bitcoin mined in the 2024 period as compared to the 2023 period, primarily due to the substantial increase in the Bitcoin network difficulty and the April 2024 halving. Additionally, we continued employing our power strategy to significantly reduce overall power costs. As noted below, during the three months ended June 30, 2024 and 2023, we earned $13.9 million and $13.5 million, respectively, in power credits, which were received in cash or credited against our power invoices, as a result of temporarily pausing our Bitcoin Mining operations.

For the three months ended June 30, 2024 and 2023, Engineering revenue was $9.6 million and $19.3 million, respectively. The decrease of $9.7 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and, therefore, the recognition of revenue. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and in power generation and distribution facilities, and there has been increased demand for these products due to the continued increase in data center construction by developers, as well as the continually increasing worldwide demand for power.

Costs and expenses

Cost of revenue for Bitcoin Mining for the three months ended June 30, 2024 and 2023, was $35.3 million and $23.6 million, respectively, an increase of approximately $11.6 million. As a percentage of Bitcoin Mining revenue, Bitcoin Mining cost of revenue was 63.2% and 47.6% for the three months ended June 30, 2024 and 2023, respectively. Cost of revenue for Bitcoin Mining consists primarily of direct production costs of Bitcoin mining operations, including electricity, labor, and insurance, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility and commencement of Bitcoin mining activities at the Corsicana Facility, both of which require additional headcount and direct costs necessary to maintain and support our expanded Bitcoin mining operations, as well as the absorption of other costs previously included in our Data Center Hosting segment. As noted below, during the three months ended June 30, 2024 and 2023, we earned $13.9 million and $13.5 million, respectively, in power credits to be credited against our power invoices, as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine Bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin.

For the three months ended June 30, 2024, Cost of revenue for Bitcoin Mining consisted of the following:

Power	$26,465
Compensation	2,821
Insurance on miners	1,639
Ground rent and related water and property tax	1,274
Other(1)	3,076
Total Bitcoin Mining cost of revenue	$35,275

(1)	All amounts included within Other are individually insignificant.

Cost of revenue for Engineering for the three months ended June 30, 2024 and 2023, was $8.3 million and $18.2 million, respectively, a decrease of approximately $9.9 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of decreased Engineering revenue noted above, the decrease was primarily due to decreased receipts of materials resulting from increased competition for direct materials arising from supply chain constraints.

Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023, were $61.2 million and $19.8 million, respectively, an increase of approximately $41.4 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to increases in stock compensation expenses of $28.7 million, which was primarily due to new grants under our long-term incentive program that was implemented in July 2023, compensation expenses of $3.7 million as a result of hiring additional employees to support our ongoing growth, increased legal and professional fees of $3.1 million primarily related to ongoing litigation and public company compliance, and $5.7 million for other costs primarily attributable to ongoing growth.

Depreciation and amortization for the three months ended June 30, 2024 and 2023, was $37.3 million and $66.2 million, respectively, a decrease of approximately $28.8 million. The decrease was primarily due to the change in the estimated lives of our Bitcoin miners from 2 years to 3 years.

The change in fair value of Bitcoin for the three months ended June 30, 2024 and 2023, were losses of $76.4 million and gains of $14.5 million, respectively, and were recognized to adjust the fair value of our Bitcoin held at the end of each period.

The change in fair value of our derivative asset for the three months ended June 30, 2024 and 2023, were gains of $27.5 million and $13.1 million, respectively, and was recorded to adjust the fair value of our PPA, which was classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period.

Power curtailment credits for the three months ended June 30, 2024 and 2023, were $13.9 million and $13.5 million, respectively, and represent sales of unused power under our PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

Other income (expense)

For the three months ended June 30, 2024 and 2023, total other income (expense) was $32.6 million and $4.9 million, respectively. The increase in other income recognized during the three months ended June 30, 2024, was primarily attributable to unrealized gains on marketable securities of $24.5 million, and higher interest income earned as a result of higher cash balances and increased interest rates.

Comparative Results for the six months ended June 30, 2024, and 2023:

Revenue

Total revenue for the six months ended June 30, 2024 and 2023, was $149.3 million and $150.0 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue.

For the six months ended June 30, 2024 and 2023, Bitcoin Mining revenue was $127.2 million, and $97.8 million, respectively. The increase of $29.4 million was primarily due to higher Bitcoin prices in the 2024 period, which averaged $66,071 per coin, as compared to $25,132 per coin for the 2023 period, which was partially offset by a decrease of 1,682 Bitcoin mined in the 2024 period as compared to the 2023 period, primarily due to the substantial increase in the Bitcoin network difficulty and April 2024 halving. Additionally, we continued employing our power strategy to significantly reduce overall power costs. As noted below, during the six months ended June 30, 2024 and 2023, we earned $19.0 million and $16.5 million, respectively, in power credits, which were received in cash or credited against our power invoices, as a result of temporarily pausing our Bitcoin Mining operations.

For the six months ended June 30, 2024 and 2023, Engineering revenue was $14.3 million and $35.5 million, respectively. The decrease of $21.2 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and, therefore, the recognition of revenue. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and in power generation and distribution facilities, and there has been increased demand for these products due to the continued increase in data center construction by developers, as well as the continually increasing worldwide demand for power.

Costs and expenses

Cost of revenue for Bitcoin Mining for the six months ended June 30, 2024 and 2023, was $71.8 million and $45.5 million, respectively, an increase of approximately $26.3 million. As a percentage of Bitcoin Mining revenue, Bitcoin Mining cost of revenue was 56.5% and 46.6% for the six months ended June 30, 2024 and 2023, respectively. Cost of revenue for Bitcoin Mining consists primarily of direct production costs of Bitcoin mining operations, including electricity, labor, and insurance, but excluding depreciation and amortization, which are separately stated. The increase was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility, and commencement of Bitcoin mining activities at the Corsicana Facility, both of which require more headcount and direct costs necessary to maintain and support our expanded Bitcoin mining operations, as well as the absorption of other costs previously included in our Data Center Hosting segment. As noted below, during the six months ended June 30, 2024 and 2023, we earned $19.0 million and $16.5 million, respectively, in power credits to be credited against our power invoices, as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine Bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin.

For the six months ended June 30, 2024, Cost of revenue for Bitcoin Mining consisted of the following:

Power	$54,462
Compensation	5,465
Insurance on miners	3,375
Ground rent and related water and property tax	2,606
Other(1)	5,916
Total Bitcoin Mining cost of revenue	$71,824

(1)	All amounts included within Other are individually insignificant.

Cost of revenue for Engineering for the six months ended June 30, 2024 and 2023, was $14.3 million and $33.7 million, respectively, a decrease of approximately $19.4 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of decreased Engineering revenue noted above, the decrease was primarily due to decreased receipts of materials resulting from increased competition for direct materials due to supply chain constraints.

Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023, were $118.8 million and $32.5 million, respectively, an increase of approximately $86.3 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to increases in stock compensation expenses of $63.0 million, which was primarily due to new grants under our long-term incentive program, compensation expenses of $8.1 million as a result of hiring additional employees to support our ongoing growth, increased legal and professional fees of $5.6 million primarily related to ongoing litigation and public company compliance, and $8.7 million for other costs primarily attributable to ongoing growth.

Depreciation and amortization for the six months ended June 30, 2024 and 2023, was $69.7 million and $125.5 million, respectively, a decrease of approximately $55.8 million. The decrease was primarily due to the change in the estimated lives of our Bitcoin miners from 2 years to 3 years.

The change in fair value of Bitcoin for the six months ended June 30, 2024 and 2023, were gains of $157.7 million and $98.0 million, respectively, and were recognized to adjust the fair value of our Bitcoin held at the end of each period.

The change in fair value of our derivative asset for the six months ended June 30, 2024 and 2023, were gains of $47.7 million and $7.3 million, respectively, and was recorded to adjust the fair value of our PPA, which was classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period.

Power curtailment credits for the six months ended June 30, 2024 and 2023, were $19.0 million and $16.5 million, respectively, and represent sales of unused power under our PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

Casualty-related charges (recoveries), net, were ($2.5) million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, resulting in casualty-related charges being recognized in 2023. The income recognized during the six months ended June 30 2024, was the result of cash recoveries from insurance claims related to the December 2022 winter storms.

Other income (expense)

For the six months ended June 30, 2024 and 2023, total other income (expense) was $40.5 million and $1.1 million, respectively. The increase in other income recognized during the six months ended June 30, 2024, was primarily attributable to unrealized gains on marketable securities of $24.5 million, and higher interest income earned as a result of higher cash balances and increased interest rates.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$(84,449)	$(27,387)	$127,328	$(8,874)
Interest (income) expense	(8,152)	(4,843)	(15,957)	(1,013)
Income tax expense (benefit)	55	112	33	(4,857)
Depreciation and amortization	37,326	66,162	69,669	125,502
EBITDA	(55,220)	34,044	181,073	110,758

Adjustments:
Stock-based compensation expense	32,135	3,429	64,135	1,133
Change in fair value of derivative asset	(27,484)	(13,109)	(47,716)	(7,331)
Unrealized gain on marketable equity securities	(24,462)	—	(24,462)	—
Loss (gain) on sale/exchange of equipment	68	30	68	30
Casualty-related charges (recoveries), net	(187)	—	(2,487)	1,526
Other (income) expense	(33)	(65)	(41)	(65)
License fees	(24)	(24)	(48)	(48)
Adjusted EBITDA	$(75,207)	$24,305	$170,522	$106,003

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had net working capital of approximately $646.5 million, which included cash and cash equivalents of $481.2 million. We reported net income of $127.3 million during the six months ended June 30, 2024, which included $221.5 million in non-cash gains, primarily consisting of the change in fair value of Bitcoin of $157.7 million, revenue recognized from Bitcoin mined of $127.2 million, the change in fair value of the derivative asset of $47.7 million, and the unrealized gain on marketable equity securities of $24.5 million, partially offset by depreciation and amortization of $69.7 million and stock-based compensation of $64.1 million.

During the six months ended June 30, 2024, we sold 212 Bitcoin for proceeds of approximately $9.5 million. We monitor our balance sheet on an ongoing basis and evaluate the level of Bitcoin retained from monthly production in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments (Miners and Related Equipment)

Through June 30, 2024, we have paid approximately $412.9 million in total deposits and payments to MicroBT for the purchase of miners. The remaining commitment of approximately $148.0 million is due in installments through approximately April 2025 based on the estimated miner delivery schedule. Total payments of $97.5 million and $50.4 million are expected to be made in 2024 and 2025, respectively.

Through June 30, 2024, we paid $64.3 million in total deposits and payments for the purchase of immersion cooling systems. The remaining commitment of approximately $15.4 million is due in installments in 2024, based on the estimated delivery schedule.

Development of the Corsicana Facility

In 2022, we announced our planned development of the Corsicana Facility, our second large-scale Bitcoin mining facility located on a 265-acre site in Navarro County, Texas. The Corsicana Facility is expected, upon completion, to have 1.0 GW of developed capacity for Bitcoin mining, with an additional 200 MW of electrical capacity available for development, at our discretion, which is securely supplied with power by a substation being developed for us on the premises that will be interconnected with the nearby Navarro Switch. The strategic decision to locate the Corsicana Facility next to the Navarro Switch was made to limit electricity lost in transmission and maximize the efficiency of our substation’s power distribution facilities. The initial phase of the development of the Corsicana Facility involved the construction of a 400 MW substation and an equal amount of immersion-cooled Bitcoin mining infrastructure spread across multiple buildings, as well as construction of various utilities, offices, warehouses, and infrastructure to support the facility’s operations. Our Bitcoin mining operations commenced in April 2024, following commissioning of the substation. As of June 30, 2024, the first 100 MW building, Building A1, was complete and the second 100 MW building, Building A2, was nearly complete with nearly all immersion tanks and miners in the building being operational. Development for the third building, Building B1, continued on schedule with the building structure being fully erect and concrete slab pouring in progress and installation of immersion tanks has begun and is continuing into the third quarter.

We estimate that the total cost of the first 400 MW phase of the development will be approximately $362.0 million. Through June 30, 2024, we had incurred costs of approximately $323.2 million related to the development of the Corsicana Facility, which consisted of $10.1 million for land, $308.4 million of initial developments costs and equipment, and a $4.7 million deposit for future power usage. We expect to incur the remaining $38.8 million during the remainder of 2024.

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

Operating Activities

For the six months ended June 30, 2024 and 2023, net cash used in operating activities was $100.4 million and $5.8 million, respectively. The increase in cash used was primarily attributable to $76.4 million reduction in proceeds from the sale of Bitcoin due to our ceasing of sales of Bitcoin early in 2024, increased power costs of $25.6 million, and a $22.5 million increase in selling, general, and administrative costs, excluding stock-based compensation, both of which were primarily driven by the increased mining capacity and headcount at the Rockdale Facility and Corsicana Facility, combined with other general operating costs such as insurance and information technology projects to support our growth.

Investing Activities

For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $520.7 million and $107.5 million, respectively, which was attributable to purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions, as we continue towards our anticipated 36.3 EH/s of total self-mining hash rate capacity by the end of 2024. We completed our expansion of the Rockdale Facility during the year ended December 31, 2023, and continue to develop our Corsicana Facility, which commenced self-mining operations during the second quarter of 2024. We anticipate incurring additional costs related to the first phase of the Corsicana Facility of approximately $38.8 million during the remainder of 2024. During the six months ended June 30, 2024, we paid $279.0 million in deposits and payments for the purchase of miners, and anticipate additional payments of $97.5 million and $50.4 million to be made in 2024 and 2025, respectively.

Financing Activities

For the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $505.1 million and $172.1 million, respectively, consisting primarily of proceeds from our ATM Offerings of $527.0 million and $188.4 million, respectively. We have less than $1.0 million in long-term debt and have primarily financed our strategic growth through proceeds from our ATM Offerings and issuances of our common stock. It is reasonably likely that we will continue to finance our ongoing growth with proceeds from current and future ATM Offerings.

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

Long-Lived Assets

Long-lived assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Judgment is necessary in estimating the Company’s various assets’ useful lives. This includes evaluating the Company’s own usage experience with its currently owned assets, the quality of materials used in construction-related projects, and for its miners, the rate of technological advancement and market-related factors such as the price of Bitcoin and the Bitcoin network hash rate, which impact the value of the miners. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, which is determined based on a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Significant judgment is used when estimating future cash flows, particularly the price of Bitcoin and the Bitcoin network hash rate. If such assets are considered impaired, an impairment is recognized based on the amount by which the carrying amount exceeds the estimated fair value of the assets.

Should our estimates of useful lives, undiscounted future cash flows, or asset fair values change, additional and potentially material impairments may be required, which could have a material impact on our reported financial results.

Stock-Based Compensation

Stock-based compensation expense related to share-based payment awards is recognized at the grant date of the award and is estimated based on the fair market value of the Company’s common stock at the time of the grant. Compensation cost for performance-based, share-based payment awards is recognized over the performance period when achievement of the milestones and targets becomes probable. The Company uses significant judgment in determining the likelihood of meeting milestones and market conditions. Inputs into valuation models such as Monte Carlo simulations include both the Company’s and the Russell 3000’s historical and expected annual volatilities, and depending on the inputs selected, the Company could calculate significantly different estimated grant date fair values, materially impacting the valuation of our stock-based awards and the stock-based compensation expense we recognize in future periods.

Recent Accounting Pronouncements

See Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements for a description of applicable recent accounting pronouncements and any material impact on our financial statements.

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

Risk Regarding the Price of Bitcoin

Our business and development strategies are focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of June 30, 2024, we held 9,334 Bitcoin that was recognized at its fair value of $585.1 million. All our Bitcoin held were produced from our Bitcoin Mining operations.

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

As of, and for the six months ended, June 30, 2024, a 10% increase in both the value of Bitcoin produced and the period end fair value of Bitcoin would have increased the fair value of our Bitcoin held and our net income by approximately $59.6 million, and a 10% decrease in both the value of Bitcoin produced and the period end fair value of Bitcoin would have decreased the fair value of our Bitcoin held and our net income by approximately $59.6 million.

Risk Regarding the Price of Power

As of, and for the six months ended, June 30, 2024, a 10% increase in future power prices would have increased the fair value of our derivative asset and our net income by approximately $45.8 million, and a 10% decrease in future power prices would have decreased the fair value of our derivative asset and our net income by approximately $45.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting:

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in Note 17. Commitments and Contingencies in the Notes.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth herein and in Part I, Item 1A. Risk Factors in our 2023 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flow and equity.

The following risk factors are in addition to those presented in our 2023 Annual Report:

Our revenue generation is subject to risks applicable to our mining pool, including risks outside of our control.

We participate in a “Full-Pay-Per-Share” mining pool, which calculates Bitcoin payouts primarily based on the hash rate provided by us to the mining pool as a percentage of total network hash rate, along with other inputs. We currently derive a significant portion of our revenue from our mining pool participation, which accounted for 85.2% and 65.2% of our revenue for the six months ended June 30, 2024, and June 30, 2023, respectively. We own all of our miners and accompanying infrastructure, and the only connection between our assets and our mining pool is that the total hash rate capacity of our miners is currently allocated to our mining pool, which we are free to change at any time, in our discretion. Further, the mining pool in which we participate, like most mining pools, is decentralized and has protections in place to prevent malicious actors or technical errors from affecting the pool’s ability to operate; however, these protections are not foolproof, and we may lose access to the mining pool, perhaps permanently. Because of the monitoring systems we have in place, we would become aware within minutes if our mining pool were to suffer downtime or cease to exist altogether, and we would expect to be able to resume mining without a mining pool within minutes, or redirect our hash rate to another mining pool, within an hour of the downtime event. However, self-mining has, historically, been less successful in earning Bitcoin rewards than participating in a mining pool, and our Bitcoin Mining revenue would become more volatile and may decline–perhaps materially–as a result of the loss or unavailability of our mining pool. If such unanticipated circumstances associated with our mining pool arise, and we are unable to quickly switch to another pool, self-mine without a pool or otherwise diversify our sources of Bitcoin mining revenue, our business, results of operations, and financial condition may suffer as a result.

Our success depends on external factors affecting the Bitcoin industry.

The Bitcoin industry has historically been subject to various risks relating to Bitcoin, as an asset, which have affected, at times adversely, the market price of Bitcoin. The ownership of Bitcoin has, historically, been concentrated in a relatively small number of persons or entities that, collectively, hold a significant number of Bitcoin (referred to as “whales” in the Bitcoin industry). While the ownership of Bitcoin has diversified significantly in recent years, whales continue to exist whose market activity (e.g., sales of large numbers of Bitcoin) could have an adverse effect on the demand for, and market price of, Bitcoin, which could have an adverse effect on our business and results of operation. Further, while larger, increasingly regulated exchanges with greater transparency and oversight have begun to proliferate, the Bitcoin economy remains nascent and largely opaque. The venues for Bitcoin transactions may experience greater operational problems and be exposed to a greater risk of facilitating fraudulent or illicit transactions (such as “wash trading”), than traditional financial markets and securities exchanges. Further, venues for Bitcoin transactions do not typically make complete information regarding their ownership structure, management teams, corporate practices, and regulatory compliance available to the public, who are, therefore, unable to verify the impartiality of such venues in respect of the Bitcoin transactions they facilitate. As a result of such lack of regulation and transparency, as well as the risk posed by Bitcoin whales, the public may lose confidence in Bitcoin transactions, which could adversely affect the market price of Bitcoin, perhaps materially, which would have an adverse impact on our business and results of operations.

There is a finite supply of Bitcoin and the number of new Bitcoin rewarded per block algorithmically decreases over time, which poses a risk to our business.

We earn revenue from Bitcoin Mining principally by earning Bitcoin rewards for solving blocks on the Bitcoin blockchain; however, the supply of new Bitcoin introduced to the market via Bitcoin mining is finite, with the last new Bitcoin expected to be mined in the year 2140 (approximately 116 years from now) according to experts. Accordingly, once the final new Bitcoin is introduced into the market, we will no longer earn revenue from Bitcoin Mining by earning Bitcoin rewards for solving a block. Instead, our Bitcoin Mining revenue will be dependent on the fees we earn from the transactions recorded on the blocks we solve. Historically, such transaction fees have been low; however, we have observed that, as the number of new Bitcoin introduced into the market is reduced in each halving, and as Bitcoin ownership and transactions in Bitcoin continue to proliferate, the fees charged for recorded transactions on the Bitcoin blockchain have increased. We cannot, however, predict whether such transaction fees will increase sufficiently to replace the value of earning new Bitcoin once the last Bitcoin in mined in the year 2140, and, therefore, we cannot guarantee that we will be able to earn sufficient revenue from Bitcoin Mining for our Bitcoin Mining business to continue as a going concern. Should any of these events come to pass, our business and results of operation may suffer, and the price of our securities may be affected, perhaps materially.

We rely on intellectual property rights, including third-party intellectual property rights, which exposes us to potential liability.

Our business relies on open-source technology and third-party intellectual property in certain respects. As a result, we may become the subject of third-party intellectual property right infringement claims relating to our use of such third-party intellectual property. For example, as further identified under the heading “Legal Proceedings” in Part II, Item 1 of this Quarterly Report, Green Revolution Cooling, Inc. (“GRC”) has alleged that the immersion cooling systems we use, which were purchased from Midas Immersion Cooling, LLC, infringe on certain of GRC’s patent claims. While we reasonably rely on the representations and warranties of third-party vendors, such as Midas Immersion Cooling, LLC, it is not possible for us to avoid all potential claims of infringement of third-party intellectual property rights. If such claims are successful, we may be required to pay royalties or be ordered to cease using any technologies found to be infringing on such third-party rights altogether. Additionally, any such legal action would cause the diversion of time, energy, and resources away from our operations and toward defending against such actions, and such risks may dissuade us from pursuing further technological innovation in support of our strategic objectives.

Our lack of insurance protection over our Bitcoin exposes us to enhanced risk of loss with respect to our Bitcoin.

We rely on the protections afforded to us by our third-party custodian of our Bitcoin, which utilizes market leading, industrial-grade protections for custodied client assets, to protect against risk of loss of our Bitcoin. As such, we require our custodian to maintain insurance policies against cyber-attacks and other unauthorized intrusion events which may target our Bitcoin, and we have certain indemnification protections from our custodian in such events. Such protections are imperfect, however, and our custodian’s defenses may be breached, and our custodied Bitcoin may be lost, as a result. Further, the magnitude of such loss may exceed the amount of insurance coverage for our Bitcoin and the ability of our custodian, or its insurers, to indemnify us in full. Besides any third-party custodian insurance policies, we do not separately carry insurance policies covering our Bitcoin assets, and we may not be able to secure such insurance coverage in the future at rates or on terms acceptable to us, if at all, and we may choose to self-insure. If our digital assets are lost, stolen or destroyed, the responsible party may not have the financial resources sufficient to satisfy our claim. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, certain of our employees surrendered shares of common stock awarded to them to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued under our 2019 Equity Incentive Plan. The following table summarizes these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
April 1, 2024 through April 30, 2024	3,564	$10.38	N/A	N/A
May 1, 2024 through May 31, 2024	339	10.38	N/A	N/A
June 1, 2024 through June 30, 2024	895,549	9.75	N/A	N/A
Total	899,452	$9.75

(a)	The average price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Index of Exhibits

The following are incorporated by reference herein to the exhibit previously filed with the SEC at the location indicated below or are filed herewith as indicated below:

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.1	Articles of Incorporation filed September 19, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.3	Certificate of Amendment to the Articles of Incorporation of Riot Platforms, Inc. dated June 13, 2024.	Exhibit 3.1 of the Current Report on Form 8-K filed June 18, 2024.

3.4	Amended and Restated Bylaws effective June 27, 2023.	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

3.5	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.6	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

4.1+	Sixth Amendment to the 2019 Equity Incentive Plan of Riot Platforms, Inc.	Exhibit 4.1 of the Current Report on Form 8-K filed June 18, 2024.

4.2+	2019 Equity Plan of Riot Platforms, Inc., as amended.	Exhibit 4.2 of the Current Report on Form 8-K filed June 18, 2024.

10.1+	Indemnification Agreement of Riot Platforms, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed June 18, 2024.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101

Inline XBRL (Extensible Business Reporting Language). The following from this Quarterly Report, formatted in iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31,

Filed herewith.

2023; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

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

Riot Platforms, Inc.

Date: July 31, 2024	/s/ Jason Les
Jason Les
Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (principal financial officer and duly authorized officer)