Form 10-Q
period 2024-09-30
Riot Platforms, Inc.
filed 2024-11-04
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had 332,325,535 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in the other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those documents and filings incorporated by reference herein. All statements in this Quarterly Report and the documents incorporated by reference herein other than statements of historical fact are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations, integration of new equipment, systems, technologies, services or developments, and the development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware at our Bitcoin mining facilities in Kentucky and Texas; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$355,709	$597,169
Restricted cash	72,673	—
Accounts receivable, net	15,348	24,706
Contract assets, including retainage of $1,097 and $3,166, respectively	15,368	15,359
Prepaid expenses and other current assets	30,638	29,107
Bitcoin	—	311,178
Derivative asset, current portion	36,995	30,781
Equity method investment - marketable securities, at fair value	190,134	—
Future power credits, current portion	—	271
Total current assets	716,865	1,008,571

Property and equipment, net	1,173,275	704,194
Bitcoin	660,350	—
Deposits	136,376	215,009
Finite-lived intangible assets, net	11,331	15,697
Derivative asset, less current portion	90,621	73,437
Operating lease right-of-use assets	23,555	20,413
Future power credits, less current portion	589	638
Goodwill	96,763	—
Other long-term assets	12,571	13,121
Total assets	$2,922,296	$2,051,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,512	$23,157
Contract liabilities	8,806	4,073
Accrued expenses	45,352	62,371
Deferred gain on acquisition post-close dispute settlement	26,007	26,007
Deferred revenue, current portion	2,518	2,458
Contingent consideration liabilities, current portion	26,085	271
Debt, current portion	657	257
Operating lease liability, current portion	4,291	2,421
Total current liabilities	126,228	121,015

Deferred revenue, less current portion	14,156	15,801
Operating lease liability, less current portion	20,550	18,924
Contingent consideration liabilities, less current portion	589	638
Debt, less current portion	5,600	526
Other long-term liabilities	6,144	6,154
Total liabilities	173,267	163,058

Commitments and contingencies - Note 17

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, no par value; 680,000,000 shares authorized; 324,280,388 and 230,836,624 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,575,694	2,687,692
Accumulated deficit	(826,854)	(799,820)
Accumulated other comprehensive income (loss), net	189	150
Total stockholders’ equity	2,749,029	1,888,022
Total liabilities and stockholders’ equity	$2,922,296	$2,051,080

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Bitcoin Mining	$67,491	$31,222	$194,651	$128,987
Engineering	12,638	15,536	26,940	50,995
Other	4,657	5,133	12,509	21,884
Total revenue	84,786	51,891	234,100	201,866

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	51,472	24,449	123,296	69,995
Engineering	13,517	13,194	27,796	46,939
Other	7,948	26,135	22,588	73,929
Acquisition-related costs	3,079	—	3,079	—
Selling, general, and administrative	66,936	29,067	185,777	61,578
Depreciation and amortization	60,000	64,569	129,669	190,071
Change in fair value of Bitcoin	(8,554)	25,261	(166,231)	(72,733)
Change in fair value of derivative asset	24,318	(3,943)	(23,398)	(11,274)
Power curtailment credits	(12,417)	(49,601)	(31,445)	(66,146)
Loss (gain) on sale/exchange of equipment	—	5,306	68	5,336
Casualty-related charges (recoveries), net	—	—	(2,487)	1,526
Total costs and expenses	206,299	134,437	268,712	299,221
Operating income (loss)	(121,513)	(82,546)	(34,612)	(97,355)

Other income (expense):
Interest income (expense)	5,175	2,318	21,132	3,331
Unrealized gain (loss) on equity method investment - marketable securities	(38,082)	—	(13,620)	—
Other income (expense)	90	31	131	96
Total other income (expense)	(32,817)	2,349	7,643	3,427

Net income (loss) before taxes	(154,330)	(80,197)	(26,969)	(93,928)

Current income tax benefit (expense)	(32)	157	(65)	(31)
Deferred income tax benefit (expense)	—	—	—	5,045
Total income tax benefit (expense)	(32)	157	(65)	5,014

Net income (loss)	$(154,362)	$(80,040)	$(27,034)	$(88,914)

Basic and diluted net income (loss) per share	$(0.54)	$(0.44)	$(0.10)	$(0.53)
Basic and diluted weighted average number of shares outstanding	286,243,674	180,952,689	261,977,695	168,758,240

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(154,362)	$(80,040)	$(27,034)	$(88,914)
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	208	—	39	—
Comprehensive income (loss)	$(154,154)	$(80,040)	$(26,995)	$(88,914)

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended September 30, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	deficit	income (loss)	equity
Balance as of July 1, 2024	283,674,768	$3,257,024	$(672,492)	$(19)	$2,584,513
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	5,985,014	(709)	—	—	(709)
Issuance of common stock/At-the-market offering, net of offering costs	27,379,983	214,813	—	—	214,813
Issuance of common stock in connection with the acquisition of Block Mining	7,240,623	73,999	—	—	73,999
Stock-based compensation	—	30,567	—	—	30,567
Net income (loss)	—	—	(154,362)	—	(154,362)
Other comprehensive income (loss)	—	—	—	208	208
Balance as of September 30, 2024	324,280,388	$3,575,694	$(826,854)	$189	$2,749,029

Three Months Ended September 30, 2023

				Total
	Common Stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity
Balance as of July 1, 2023	182,250,554	$2,080,627	$(765,216)	$1,315,411
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	2,435,045	(974)	—	(974)
Issuance of common stock/At-the-market offering, net of offering costs	11,615,345	132,571	—	132,571
Stock-based compensation	—	13,519	—	13,519
Net income (loss)	—	—	(80,040)	(80,040)
Balance as of September 30, 2023	196,300,944	$2,225,743	$(845,256)	$1,380,487

Nine Months Ended September 30, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2024	230,836,624	$2,687,692	$(799,820)	$150	$1,888,022
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	16,089,325	(11,478)	—	—	(11,478)
Issuance of common stock/At-the-market offering, net of offering costs	70,113,816	730,779	—	—	730,779
Issuance of common stock in connection with the acquisition of Block Mining	7,240,623	73,999	—	—	73,999
Stock-based compensation	—	94,702	—	—	94,702
Net income (loss)	—	—	(27,034)	—	(27,034)
Other comprehensive income (loss)	—	—	—	39	39
Balance as of September 30, 2024	324,280,388	$3,575,694	$(826,854)	$189	$2,749,029

Nine Months Ended September 30, 2023

				Total
	Common Stock		Accumulated	stockholders'
	Shares	Amount	deficit	equity
Balance as of January 1, 2023	167,751,112	$1,907,784	$(756,342)	$1,151,442
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	987,322	(13,925)	—	(13,925)
Issuance of common stock/At-the-market offering, net of offering costs	27,492,345	317,232	—	317,232
Issuance of common stock in connection with the acquisition of ESS Metron	70,165	—		—
Stock-based compensation	—	14,652	—	14,652
Net income (loss)	—	—	(88,914)	(88,914)
Balance as of September 30, 2023	196,300,944	$2,225,743	$(845,256)	$1,380,487

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net income (loss)	$(27,034)	$(88,914)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	94,702	14,652
Depreciation and amortization	129,669	190,071
Amortization of license fee revenue	(73)	(73)
Noncash lease expense	2,709	1,858
Deferred income tax expense (benefit)	—	(5,045)
Change in fair value of Bitcoin	(166,231)	(72,733)
Change in fair value of derivative asset	(23,398)	(11,274)
Unrealized (gain) loss on equity method investment - marketable securities	13,620	—
Loss (gain) on sale/exchange of equipment	68	5,336
Casualty-related charges	—	1,526
Revenue recognized from Bitcoin mined	(194,651)	(128,987)
Proceeds from sale of Bitcoin	9,518	118,833
Changes in assets and liabilities:
(Increase)/decrease in operating assets	20,977	5,603
Increase/(decrease) in operating liabilities	(16,572)	(42,803)
Net cash provided by (used in) operating activities	(156,696)	(11,950)

Investing activities
Acquisition of Block Mining, net of cash acquired	(7,203)	—
Deposits on equipment	(331,176)	(90,512)
Security deposits	(4,408)	—
Investment in equity method investment - marketable securities	(203,754)	—
Purchases of property and equipment, including construction in progress	(182,134)	(148,209)
Casualty-related recoveries	2,487	—
Proceeds from the sale of equipment	—	6,369
Patent costs incurred	—	(34)
Net cash provided by (used in) investing activities	(726,188)	(232,386)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	746,426	324,600
Offering costs for the issuance of common stock / At-the-market offering	(15,647)	(7,368)
Proceeds from Credit and Security Facility	—	4,420
Repayments of Credit and Security Facility	(202)	(3,530)
Debt issuance costs	—	(82)
Repayment of debt assumed in acquisition of Block Mining	(5,002)	—
Repurchase of common shares to pay employee withholding taxes	(11,478)	(13,925)
Net cash provided by (used in) financing activities	714,097	304,115

Net increase (decrease) in cash and cash equivalents and restricted cash	(168,787)	59,779
Cash and cash equivalents and restricted cash at beginning of period	597,169	230,328
Cash and cash equivalents and restricted cash at end of period	$428,382	$290,107

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental information:
Cash paid for interest	$35	$35
Cash paid for taxes	$—	$680
Non-cash transactions
Issuance of common stock for acquisition of Block Mining	$73,999	$—
Contingent liability entered into for acquisition of Block Mining	$26,085	$—
Reclassification of deposits to property and equipment	$405,401	$33,273
Construction in progress included in accrued expenses	$12,690	$9,342
Bitcoin exchanged for employee compensation	$2,099	$696
Right of use assets exchanged for new operating lease liabilities	$5,850	$1,249

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$597,169	$230,328
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash as presented above	$597,169	$230,328
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$355,709	$290,107
Restricted cash	72,673	—
Total cash, cash equivalents, and restricted cash as presented above	$428,382	$290,107

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Riot Platforms is a vertically-integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Company has a large-scale Bitcoin mining facility in Rockdale, Texas (the “Rockdale Facility”) and is currently developing a second large-scale Bitcoin mining facility located in Corsicana, Texas (the “Corsicana Facility”). Upon completion, the Corsicana Facility’s Bitcoin mining capacity is expected to exceed the current Bitcoin mining capacity of the Rockdale Facility. During the three months ended September 30, 2024, the Company acquired two Bitcoin mining sites located in Paducah, Kentucky (the “Kentucky Facility”), which have existing operational Bitcoin mining capacity and the potential for significant expansion.

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

As described in Note 19. Segment Information, the Company’s two reportable segments are: Bitcoin Mining and Engineering.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include revenue recognition; valuation of the derivative asset classified under Level 3 on the fair value hierarchy; determination of the useful lives and recoverability of long-lived assets; impairment analysis of fixed assets and finite-lived intangibles; impairment analysis of goodwill; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business acquisitions; stock-based compensation; and the valuation allowance associated with the Company’s deferred tax assets.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bitcoin

The Company’s Bitcoin is recorded at fair value, as determined using the period-end closing price of Bitcoin on the Company’s principal market, Coinbase (the “Principal Market”), and changes in fair value are recognized in Change in fair value of Bitcoin, in Operating income (loss) on the Condensed Consolidated Statements of Operations, as of, and for the three and nine months ended September 30, 2024.

During 2024, Riot made the strategic decision to temporarily halt the sale of its Bitcoin production and instead, increase its Bitcoin holdings. As a result of its intent to hold its Bitcoin, the Company began classifying its Bitcoin held as a non-current asset on its Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2024, all sales of Bitcoin occurred before the strategic decision and, as such Bitcoin was sold nearly immediately after receipt by the Company, the proceeds were recognized within Operating activities on the Condensed Consolidated Statements of Cash Flows.

Property and equipment

Effective January 1, 2024, the Company changed the estimated useful life of its miners and mining equipment from 2 years to 3 years. See Note 7. Property and Equipment, for a description of the change and its impact.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually as of November 30, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We use both qualitative and quantitative analyses in making this determination. The Company determined that it has two reporting units for goodwill impairment testing purposes, Bitcoin Mining and Engineering, which are consistent with internal management reporting and management’s oversight of operations. Our analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Examples of events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in our industry or overall economic trends, a significant change in how we use the acquired assets, a significant change in our business strategy, a significant decrease in the market value of the asset, a significant change in regulations or in the industry that could affect the value of the asset, and a change in segments. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative test to identify and measure the amount of goodwill impairment loss by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, goodwill of the reporting unit is considered impaired and that excess is recognized as a goodwill impairment loss.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In exchange for providing hash calculation services, the Company is entitled to a Full-Pay-Per-Share (“FPPS”) payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided to the mining pool as a percentage of total network hash rate, and other inputs.

The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. Bitcoin network block subsidies are based on the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole during the 24-hour period beginning at 0:00:00 UTC daily (i.e., the “measurement period”), while network transaction fees are based on the total amount of transaction fees and block rewards that are actually generated on the blockchain network as a whole during the measurement period.

The Company is also entitled to a fractional share of the Bitcoin award and transaction fees from the mining pool operator as determined based on the hash rate provided by the Company to the mining pool as a percentage of the total expected Bitcoin network hash rate based on the current network difficulty. The Company is entitled to its relative share of consideration at the end of each measurement period, even if a block is not successfully placed by the mining pool.

For accounting purposes, the agreement by and between the Company and the mining pool operator has a duration of less than 24 hours as a result of the agreement being continually renewed at the beginning of each measurement period. However, the continual renewal of the agreement does not represent a material right requiring separate performance obligations as the FPPS formula remains the same upon each renewal.

Consideration is all variable. Revenue is recognized on the same day that control of the contracted service transfers to the mining pool operators, which is the same day as contract inception. As it is probable that a significant reversal of cumulative revenue will not occur and we are able to calculate the payout based on the contractual formula, revenue is estimated and recognized based on the spot price of Bitcoin determined using the Company’s Principal Market at the beginning of each measurement period, which the Company considers to be 0:00:00 UTC on the date of contract inception. Noncash consideration is measured at fair value at agreement inception. The fair value of the crypto asset consideration is determined using the quoted price per the Principal Market at the beginning of each measurement period at the single bitcoin level (one bitcoin).

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company is finalizing its evaluation of the impact the updated guidance will have on its disclosures.

Note 3. Acquisitions

On July 23, 2024, the Company acquired 100% of the equity interests of Block Mining, Inc. (“Block Mining”), a Kentucky-based, vertically-integrated Bitcoin mining company, for total consideration of approximately $113.6 million, which was comprised of $13.5 million in cash (adjusted for net working capital acquired and other items, excluding the payoff of debt of $5.0 million, which was accounted for as a transaction separate from the acquisition) from the Company’s existing cash, 7.2 million shares of Riot common stock valued at approximately $74.0 million, and a contingent purchase price payable to the sellers with an estimated fair value of $26.1 million. Under the contingent purchase price payable, the sellers are eligible to earn an additional $32.5 million in potential earn-out targets if certain milestones are reached by December 31, 2025.

The acquisition of Block Mining immediately increased Riot’s hash rate, expanded Riot’s footprint geographically, and provided exposure to additional energy markets outside of the Electric Reliability Council of Texas (“ERCOT”), including the Paducah Power Systems, Tennessee Valley Authority (TVA) and Big Rivers Electric Corporation in the Midcontinent Independent System Operator (“MISO”) region. Block Mining is a vertically-integrated Bitcoin miner consisting of two operational sites, both in Kentucky, which consist of existing operational Bitcoin mining capacity, with the potential to expand. Additionally, Block Mining owns a separate greenfield expansion opportunity in Kentucky, adjacent to an existing substation, presenting the opportunity for further expansion. Block Mining is a capital efficient developer and operator of Bitcoin mining facilities with an experienced management team that will add to Riot’s ability to execute on its vertically-integrated strategy.

The acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of September 30, 2024, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the acquisition date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the allocation of the purchase consideration:

Cash and cash equivalents	$6,295
Accounts receivable	362
Prepaid expenses and other current assets	2,979
Property and equipment	20,165
Right of use asset	3,733
Accounts payable	(1,471)
Accrued expenses	(833)
Operating lease liability	(3,733)
Debt	(10,678)
Total identifiable assets and liabilities acquired	16,819
Goodwill	96,763
Total purchase consideration	$113,582

The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses were determined to be the carrying values due to the short-term nature of the assets and liabilities. The fair value of the acquired trade receivables was determined to be the net realizable amount of the closing date book value of $0.4 million.

The fair value of property and equipment was estimated by applying the cost approach, which uses the replacement cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new and physical deterioration factors including remaining life and effective age. The replacement cost new was based on a price per terahash consistent with prices the Company pays for new Bitcoin miners and an effective age of three years, consistent with the Company’s current estimated useful life of Bitcoin miners.

The right of use asset and operating lease liabilities consisted of an operating lease of a data center in Calvert City, Kentucky. The lease has annual payments of approximately $1.4 million and a remaining lease term of approximately 3.0 years as of acquisition.

The assumed debt consisted of a $5.0 million secured loan and a $5.7 million note payable. The secured loan was paid off on the date of acquisition. The note payable carries a fixed rate of 8.81%, and matures in December 2035, with annual principal and accrued interest payments beginning on December 31, 2024. The fair value of the debt at acquisition of $5.7 million was determined to equal its carrying value due at acquisition as the interest rate is reasonably consistent with rates the Company would expect to incur for similar debt instruments.

Goodwill was attributable to the assembled workforce of experienced personnel at Block Mining and synergies expected to be achieved from the combined operations of Riot and Block Mining. The goodwill recognized is not expected to be deductible for tax purposes. We assigned the goodwill to our Bitcoin Mining reportable segment.

The operating results of Block Mining have been included in the Company’s Consolidated Statements of Operations since the acquisition date. Through September 30, 2024, the Company recognized $3.1 million of acquisition-related costs related to this acquisition that were expensed as incurred.

The following unaudited pro forma financial information summarizes the combined results of operations for Riot and Block Mining, Inc. as if the companies were combined as of January 1, 2023. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition and excludes acquisition-related costs of $3.1 million incurred during the nine months ended September 30, 2024. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company. This information should not be used as a predictive measure of the Company’s future financial position, results of operations, or liquidity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$87,365	$58,126	$254,303	$222,944
Net income (loss)	$(157,166)	$(80,967)	$(28,411)	$(90,382)

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 19. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of September 30, 2024 and December 31, 2023, contract assets were $15.4 million and $15.4 million, respectively.

Contract liabilities primarily relate to upfront payments and consideration received from a legacy data center hosting customer and uncompleted Engineering contracts. The following table presents changes in contract liabilities and deferred revenue:

Nine Months Ended
September 30, 2024
Beginning balance	$22,332
Revenue recognized	(13,640)
Additions and other changes in contract liabilities	16,788
Ending balance	$25,480

During the nine months ended September 30, 2024, $5.5 million of the beginning balance of contract liabilities and deferred revenue was recognized as revenue.

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2024	2025	2026	2027	2028	Thereafter	Total
Legacy data center hosting contract	$647	$2,362	$2,362	$2,362	$2,362	$6,168	$16,263
Engineering	510	8,296	—	—	—	—	8,806
Other	23	97	97	97	97	—	411
Total contract liabilities	$1,180	$10,755	$2,459	$2,459	$2,459	$6,168	$25,480

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Bitcoin

The following table presents information about the Company’s Bitcoin holdings:

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from Bitcoin mined	3,312	194,651
Change in Bitcoin receivable	6	(93)
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(41)	(2,099)
Change in fair value of Bitcoin	—	166,231
Balance as of September 30, 2024	10,427	$660,350

Carrying value of Bitcoin as of September 30, 2024 (a)		$390,531
Realized gains on the sale or exchange of Bitcoin for the three months ended September 30, 2024 (b)		$304
Realized gains on the sale or exchange of Bitcoin for the nine months ended September 30, 2024 (b)		$7,661
Revenue recognized from Bitcoin mined for the three months ended September 30, 2024		$67,491
Change in fair value of Bitcoin for the three months ended September 30, 2024		$8,554

Balance as of January 1, 2023	6,974	$115,415
Revenue recognized from Bitcoin mined	4,996	128,987
Proceeds from sale of Bitcoin	(4,615)	(118,833)
Exchange of Bitcoin for employee compensation	(28)	(696)
Change in fair value of Bitcoin	—	72,733
Balance as of September 30, 2023	7,327	$197,606

Carrying value of Bitcoin as of September 30, 2023 (a)		$165,353
Realized gains on the sale or exchange of Bitcoin for the three months ended September 30, 2023 (b)		$13,495
Realized gains on the sale or exchange of Bitcoin for the nine months ended September 30, 2023 (b)		$47,171
Revenue recognized from Bitcoin mined for the three months ended September 30, 2023		$31,222
Change in fair value of Bitcoin for the three months ended September 30, 2023		$(25,261)

a)	The carrying value of Bitcoin is equal to the post-impairment value of all Bitcoin held as of the adoption of ASU 2023-08 on January 1, 2023, and, for Bitcoin produced subsequent to the adoption of ASU 2023-08, the initial value of the Bitcoin as determined for revenue recognition purposes.

b)	Bitcoin is sold on a first in, first out (FIFO) basis. For all periods presented, gains were recognized on all sales of Bitcoin and exchanges of Bitcoin for employee compensation and are included in Change in fair value of Bitcoin on the Condensed Consolidated Statements of Operations.

All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin Mining operations (see Note 4. Revenue from Contracts with Customers). All dispositions of Bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Investments

Equity method investment - marketable securities

During the nine months ended September 30, 2024, the Company acquired approximately 90.1 million common shares of Bitfarms Ltd. (“Bitfarms”) on the open market for approximately $203.8 million. As of September 30, 2024, the Company’s investment in Bitfarms was equal to approximately 19.9% of all outstanding Bitfarms common stock.

In September 2024, the Company and Bitfarms entered into a settlement agreement, under which, the Company intends to review its investment in Bitfarms on a continuing basis and, subject to the terms of the settlement agreement, depending upon various factors, including without limitation, any discussion between the Company, Bitfarms and/or the Board of Bitfarms and Bitfarms’ advisors regarding, among other things, Bitfarms’ financial position and strategic direction, overall market conditions, other investment opportunities available to the Company, and the availability of securities of Bitfarms at prices that would make the purchase or sale of such securities desirable, the Company may (i) increase or decrease its position in Bitfarms through, among other things, the purchase or sale of securities of Bitfarms, including through transactions involving its common shares and/or other equity, debt, notes, other securities, or derivative or other instruments that are based upon or relate to the value of securities of Bitfarms in the open market or otherwise, (ii) enter into transactions that increase or hedge its economic exposure to its investment without affecting its beneficial ownership of Bitfarms common stock or (iii) consider or propose other actions, including submitting a revised proposal to acquire Bitfarms.

On September 23, 2024, Bitfarms appointed an independent director to its Board of Directors that the Company proposed to be nominated and supported. As a result, for accounting purposes, the Company determined it obtained the ability to exercise significant influence over its investment. Therefore, the Company began accounting for its investment under the equity method of accounting and elected to account for it at fair value. There have been no intra-entity transactions, and therefore, no intra-entity profits or losses. Unrealized gains and losses are recognized in Other income (expense) on the Condensed Consolidated Statements of Operations. The fair value measurement of the Company’s investment in Bitfarms is based on quoted prices in an active market and valued at the closing price reported at the end of each period and thus represents a Level 1 measurement on the fair value hierarchy.

The following table presents information about the equity method investment - marketable securities (“marketable securities):

Investment, at cost	$203,754
Unrealized losses	(13,620)
Fair value as of September 30, 2024	$190,134

For the three months ended September 30, 2024, unrealized losses on the marketable securities were $38.1 million.

Convertible note

During the year ended December 31, 2023, the Company invested in a $4.5 million convertible note at face value. The convertible note has a three-year term and earns interest at a rate of 12% per annum, which may be paid in cash or in-kind, and converts into equity of the issuer of the convertible note at the end of the three-year term.

The fair value measurement of the convertible note is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of September 30, 2024, primarily consisted of a discount rate of 12.7%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents information about the convertible note:

Fair value as of December 31, 2023	$4,709
Accrued interest	417
Amortized costs basis	5,126
Unrealized holding gains (losses) in accumulated other comprehensive income	39
Fair value as of September 30, 2024	$5,165

For the three months ended September 30, 2024, unrealized holding gains in accumulated other comprehensive income were $0.2 million. For the three and nine months ended September 30, 2023, no unrealized holding gains or losses were recognized in other comprehensive income.

Note 7. Property and Equipment

The following table presents the Company’s property and equipment:

	September 30,	December 31,
	2024	2023
Buildings and building improvements	$650,139	$348,865
Land rights and land improvements	10,904	10,320
Miners and mining equipment	853,258	496,230
Machinery and facility equipment	43,180	39,144
Office and computer equipment	2,765	2,108
Construction in progress	84,234	166,970
Total cost of property and equipment	1,644,480	1,063,637
Less accumulated depreciation	(471,205)	(359,443)
Property and equipment, net	$1,173,275	$704,194

The Company did not incur any impairment charges for its property and equipment during the three and nine months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024 and 2023, depreciation expense related to property and equipment totaled $58.5 million and $63.1 million, respectively, and $125.3 million and $185.7 million, respectively, for the nine months ended September 30, 2024 and 2023.

Miners and mining equipment

As of September 30, 2024, the Company had deployed miners in its Bitcoin Mining operations at its Rockdale, Corsicana, and Kentucky Facilities. As of December 31, 2023, the Company had deployed miners at its Bitcoin Mining operations only at the Rockdale Facility.

During 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended, (the “Master Agreement”) to acquire miners from MicroBT Electronics Technology Co., LTD, through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively “MicroBT”). In 2023, we executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 25.6 Exahash per second (“EH/s”), for a total purchase price of approximately $453.4 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners to the Corsicana Facility, for deployment in immersion cooling systems, began in 2023, and all miners under these purchase orders are expected to be received by the end of 2024. The Master Agreement also provides the Company with an option to purchase additional miners with a total hash rate of approximately 75.0 EH/s, on the same terms as the initial order.

During the nine months ended September 30, 2024, the Company entered into an additional purchase order with MicroBT under the Master Agreement to acquire 31,500 air-cooled miners with a total hash rate of 5.9 EH/s for a total purchase price of approximately $96.7 million. This purchase order is in addition to existing purchase options under the Master Agreement. Delivery of these miners occurred during the nine months ended September 30, 2024.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2024, as a result of new information about the useful lives of Bitcoin miners, the Company determined the estimated useful life of its Bitcoin miners will be increased from two years to three years. In making this determination, the Company took into consideration its first-hand experience of miners remaining in service beyond a two-year period, as well as its increased use of immersion-based mining, which the Company anticipates will extend the useful life of miners, due to improved heat removal and reduced exposure to particulates, as compared to traditional air-cooled mining. For the three months ended September 30, 2024, the effect of this change in estimate was a reduction in depreciation expense and a decrease in net loss of approximately $21.0 million, and a decrease in basic and diluted loss per share of $0.07. For the nine months ended September 30, 2024, the effect of this change in estimate was a reduction in depreciation expense and an increase in net income of approximately $69.4 million, and an increase in basic and diluted earnings per share of $0.26.

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas. As of September 30, 2024, the Company estimated that total damages of $10.3 million had been incurred. During the nine months ended September 30, 2024, the Company received net insurance recoveries of $2.5 million, in addition to the $7.5 million recovered during the year ended December 31, 2023. Recoveries are recognized when they are probable of being received. During the nine months ended September 30, 2023, net casualty related charges of $1.5 million were recognized. No amounts were recognized during the three months ended September 30, 2024 or 2023.

Construction in progress

In 2022, the Company initiated development of the Corsicana Facility to expand its Bitcoin Mining capabilities, on a 265-acre site in Navarro County, Texas, located near the Navarro Switch.

The initial phase of development of the Corsicana Facility involves the construction of immersion-cooled Bitcoin Mining infrastructure, including a high-voltage power substation and electrical and water transmission facilities to supply power and water to the facility. Operations of this initial phase of the development commenced in April 2024, following energization of the substation. As of September 30, 2024, Corsicana deployed Bitcoin mining infrastructure comprised of three operational buildings, Buildings A1, A2 and B1, and a fourth building, Building B2, which was under construction. Development of Building B2 continues on schedule and is expected to be completed during the fourth quarter of 2024.

During the year ended December 31, 2023, the Company entered into a purchase agreement to acquire immersion cooling systems for use in Bitcoin mining data center facilities developed at the Corsicana Facility. Delivery and installation of these immersion cooling systems was completed during the nine months ended September 30, 2024, with miner installation and operations commencing progressively as the systems are installed. The purchase agreement also provides the Company an option to purchase additional immersion cooling systems from the same manufacturer, on the same terms as the initial order, through December 31, 2025.

During the nine months ended September 30, 2024, the Company entered into a second purchase agreement to acquire immersion cooling systems from a different manufacturer for use in the Bitcoin mining data center facilities at the Corsicana Facility. Delivery of these immersion cooling systems was completed in the third quarter of 2024.

Through September 30, 2024, the Company had incurred total costs of approximately $377.6 million related to the development of the Corsicana Facility (exclusive of miners), including $10.1 million paid to acquire the land on which the facility is being developed.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Finite-Lived Intangible Assets

The following table presents the Company’s finite-lived intangible assets as of September 30, 2024:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(1,757)	$4,543	10
Trademark	5,000	(1,417)	3,583	10
UL Listings	2,700	(638)	2,062	12
Patents	10,060	(8,917)	1,143	Various
Finite-lived intangible assets	$24,060	$(12,729)	$11,331

The following table presents the Company’s finite-lived intangible assets as of December 31, 2023:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$6,300	$(1,292)	$5,008	10
Trademark	5,000	(1,042)	3,958	10
UL Listings	2,700	(469)	2,231	12
Patents	10,060	(5,560)	4,500	Various
Finite-lived intangible assets	$24,060	$(8,363)	$15,697

For the three months ended September 30, 2024 and 2023, amortization expense related to finite-lived intangible assets was $1.5 million and $1.5 million, respectively, and $4.4 million and $4.4 million for the nine months ended September 30, 2024 and 2023.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of September 30, 2024:

Remainder of 2024	$1,457
2025	1,355
2026	1,355
2027	1,355
2028	1,355
Thereafter	4,455
Total	$11,331

The Company did not identify any impairment of its finite-lived intangible assets during the three and nine months ended September 30, 2024 and 2023.

Note 9. Power Supply Agreements

Rockdale Facility

Power Purchase Agreement

In May 2020, the Company’s subsidiary, Whinstone US, Inc. (“Whinstone”), entered into a long-term power purchase agreement (the “PPA”) to provide power at fixed prices to the Rockdale Facility, via the nearby Sandow Switch. Pursuant to the PPA, the Company has agreed to acquire a total of 345 megawatts (“MW”) of long-term, fixed-price power, in multiple blocks, as follows: 130 MW contracted in May 2020, through April 30, 2030; 65 MW contracted in March 2022, through April 30, 2030; and 150 MW contracted in November 2022, through October 31, 2027. Additionally, the PPA also allows the purchase of additional power, at market prices, as needed.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the PPA, the Company may also elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Services Programs, as described below, participation in ERCOT’s Four Coincident Peak (“4CP”) program, and sales of power, to attempt to manage operating costs most efficiently.

During the three months ended September 30, 2024 and 2023, the Company earned credits against future power costs in exchange for power resold of approximately $12.4 million and $49.6 million, respectively, and approximately $31.4 million and $66.1 million, respectively, during the nine months ended September 30, 2024 and 2023. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

The Company determined the PPA meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back for sale outside of the PPA, rather than taking physical delivery, the Company determined that physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the PPA. Accordingly, the PPA (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The PPA is not designated as a hedging instrument. The Facilities Agreement, Demand Response Service Programs, and the 4CP program are not part of the PPA, and are therefore not subject to treatment and valuation as a derivative along with PPA.

The estimated fair value of the Company’s derivate asset is classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation, which include the fixed price of each block for all 345 MW of power to be delivered per the PPA, discounted cash flow estimation models containing quoted commodity exchange spot and forward prices in megawatt hours (“mWh”) and are adjusted for basis spreads for load zone-to-hub differentials through the term of the PPA, which is scheduled to end as of April 30, 2030, and a discount rate of 23.1%. Actual power usage is not a variable input in the determination of the fair value as the price and quantity of power to be delivered per the PPA are fixed despite the existence of multiple blocks with separate power amounts.

The discount rate reflects the nature of the contract as it relates to the risk and uncertainty of the estimated future mark-to-market adjustments, forward price curves of the power supply, broker/dealer quotes, and other similar data obtained from quoted market prices or independent pricing vendors, risk-free rate of return, which is determined from United States Treasury Bond yields, estimated cost of debt, which includes a Moody’s rating, and an equity risk premium based upon market data provided by a global cost of capital service provider. The discount rate includes observable market inputs, but also includes unobservable inputs based on qualitative judgment related to Company credit risk.

The following table presents the unobservable inputs used in the valuation of the Derivative asset:

Valuation Date	Significant Unobservable Input	Range			Average
September 30, 2024	Forward prices (per mWh)	$31.22	-	$84.77	$48.80
December 31, 2023	Forward prices (per mWh)	$26.35	-	$83.60	$43.80

The terms of the PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of September 30, 2024, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomical power, the Company does not consider such actions to be trading activities.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2023	$104,218
Change in fair value of derivative asset:
Change due to future price curve	38,396
Change due to passage of time and settlements	(14,998)
Total change in fair value of derivative assets	23,398
Balance as of September 30, 2024	$127,616

The following table presents the Change in fair value of the derivative asset for the three months ended September 30, 2024:

Change due to future price curve	$(8,907)
Change due to passage of time and settlements	(15,411)
Total change in fair value of derivative assets	$(24,318)

Demand Response Services Programs

Concurrently with the PPA, Whinstone entered into an interconnection agreement for the extension of delivery system transmission/substation facilities to facilitate delivery of electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement are determined every 15 minutes using settlement information provided by ERCOT and are recorded in Cost of revenue on the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2024, the construction of the interconnection was completed and power costs under the Facilities Agreement are no longer being incurred.

ERCOT has implemented Demand Response Services Programs for customers like the Company that have the ability to reduce or modify electricity use in response to ERCOT instructions or signals. These Demand Response Services Programs provide the ERCOT market with valuable grid stability and economic services by helping to preserve system reliability, enhancing competition and load predictability, mitigating price spikes, and stabilizing the grid by encouraging the demand side of the market to give more visibility and control of their power consumption to grid operators. Market participants with flexible electrical loads, like the Company, may participate in these Demand Response Service Programs directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing power demand in the ERCOT marketplace. The Demand Response Services Programs run concurrent with the PPA.

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

The Company also participates in the 4CP program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), during which time, demand for power is typically at its highest across the ERCOT grid. The 4CP program participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load in these peak periods receive credits to transmission costs on future power bills during the subsequent year, reducing overall power costs for the year. As a result of participation in the 4CP program in 2023, the Company’s transmission charges in its ongoing 2024 monthly power bills are substantially reduced. The 4CP program has an indefinite life.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Corsicana Facility

During the nine months ended September 30, 2024, the Company’s subsidiary, Riot Corsicana, LLC, entered into an agreement with ICE Futures U.S., Inc., a subsidiary of the InterContinental Exchange to access the exchange for the execution of electricity futures contracts. The Company intends to purchase agreements up to the amount of power used at the Corsicana Facility. These financial instruments meet the definition of derivatives, but are not designated as hedging instruments, and will be recognized at fair value, with any gains or losses recognized in Net income (loss).

The Company has entered into the electricity futures contracts to manage electricity price risk and reduce the variability of cash flows associated with purchases of electricity used for the Company’s Bitcoin Mining operations at its Corsicana Facility.

As of September 30, 2024, the Company held outstanding electricity futures contracts for 16,640 mWh with a combined fair value of less than $0.1 million included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, realized and unrealized gains and losses of less than $0.1 million were recognized in Other income (expense) on the Condensed Consolidated Statements of Operations.

Kentucky Facility

In April 2021, the Company’s subsidiary, Block Mining, entered into a long-term power purchase agreement (the “Kentucky PPA”) to provide power to one of its locations in Kentucky. Pursuant to the Kentucky PPA, the Company has the ability, but not the obligation, to acquire up to a total of 60 MW of power at one of its facilities through mid-April 2041. The all-in power rate includes a portion of the total fee that is at a fixed rate and another portion that adjusts annually. The Company determined the Kentucky PPA does not meet the definition of a derivative because it does not contain any net settlement provisions.

Under the Kentucky PPA, the Company may also elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power back into the MISO grid in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Services Programs and sales of power, to attempt to manage operating costs most efficiently.

Note 10. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of December 31, 2023	$185,294
Additions	331,176
Reclassifications to property and equipment	(405,401)
Balance as of September 30, 2024	111,069
Security deposits	25,307
Total long-term deposits	$136,376

Deposits on Equipment

During the nine months ended September 30, 2024, the Company made deposits and advance payments of $257.4 million to MicroBT for the purchase of miners and made deposits of $68.8 million for the purchases of other property and equipment, primarily consisting of electrical components and immersion tanks used in the development of the Corsicana Facility. During the nine months ended September 30, 2024, the Company reclassified $347.2 million of deposits made to MicroBT and $58.2 million of other deposits to property and equipment in connection with the receipt of the equipment. See Note 7. Property and Equipment.

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of September 30, 2024, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the PPA, resulting in a total of 345 MW under contract at fixed prices. See Note 9. Power Purchase Agreement.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the year ended December 31, 2022, the Company paid approximately $4.7 million as a security deposit for the development of the Corsicana Facility, all of which was returned during the nine months ended September 30, 2024.

The Company has other security deposits totaling approximately $2.2 million for its offices and facilities, including $1.8 million associated with its ground lease.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Construction in progress	$12,690	$23,451
Power related costs and remittances	10,865	11,114
Compensation	13,742	14,888
Insurance	28	7,490
Other	8,027	5,428
Total accrued expenses	$45,352	$62,371

Note 12. Debt

Credit and Security Facility

The Company’s subsidiary, ESS Metron, LLC (“ESS Metron”), has a Credit and Security Facility Agreement, as amended, which provides for a $10.0 million credit and security facility consisting of a $6.0 million revolving line of credit (the “Revolving Line of Credit”) and a $4.0 million equipment guidance line (the “Equipment Guidance Line”).

The Revolving Line of Credit matures on December 31, 2024, with interest due monthly and principal due at maturity. All amounts borrowed under the Revolving Line of Credit carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of September 30, 2024, the interest rate was 8.0%. During the nine months ended September 30, 2024, there were no borrowings or payments under the Revolving Line of Credit. As of September 30, 2024 and December 31, 2023, the outstanding balance on the Revolving Line of Credit was $0.

The Equipment Guidance Line matures on December 31, 2024, and permits the Company to finance up to 80.0% of certain equipment purchases. All amounts borrowed under the Equipment Guidance Line carry a variable interest of not less than 4.0% and are secured by the assets of ESS Metron. As of September 30, 2024, the interest rate was 8.0%. During the nine months ended September 30, 2024, there were no borrowings under the Equipment Guidance Line and approximately $0.5 million outstanding under the Equipment Guidance Line converted to a fixed rate term loan (see below). As of September 30, 2024 and December 31, 2023, the outstanding balance on the Equipment Guidance Line was $0 and $0.5 million, relatively.

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

During the three months ended September 30, 2024, approximately $0.5 million outstanding under the Equipment Guidance Line was converted into a three-year Equipment Term Loan with a fixed interest rate of 6.6%. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Equipment Term Loans was approximately $0.6 million and $0.3 million, respectively.

As of September 30, 2024, the outstanding balance on the Equipment Term Loans was recognized net of deferred financing costs of less than $0.1 million. The net current outstanding debt balance of $0.3 million was recognized within Debt, current portion and the net long-term outstanding debt balance of $0.3 million was recognized within Debt, less current portion on the Condensed Consolidated Balance Sheets.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2024, ESS Metron was not in compliance with its EBITDA covenant of the Credit and Security Facility Agreement. However, in October 2024, a waiver was issued for the lack of compliance as of September 30, 2024.

Revolving Credit Facilities

$50 Million Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility (“$50 Million Credit Facility”). Revolving Loans borrowed by the Company under the $50 Million Revolving Credit Facility carry a per annum interest rate of 1.25% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $50 Million Revolving Credit Facility have a one-year term and incur fees of 1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the issuance of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company funded the entire $50.0 million amount of the credit facility as security into a control account maintained by the lender to serve as collateral. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 4.6% per annum as of September 30, 2024, is earned by the Company on the amount held in the control account.

During the nine months ended September 30, 2024, the Company issued $8.4 million in letters of credit against the $50 Million Credit Facility.

$20 Million Credit Facility

In August 2024, the Company entered into a two-year $20.0 million Revolving Credit Facility (“$20 Million Credit Facility”). Revolving Loans borrowed by the Company under the $20 Million Revolving Credit Facility carry a per annum interest rate of 1.60% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $20 Million Revolving Credit Facility have a one-year term and incur fees of 1.5% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the issuance of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company funded the entire $20.0 million amount as security into a control account maintained by the lender to serve as collateral. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 4.25% per annum as of September 30, 2024, is earned by the Company on the amount held in the control account.

During the nine months ended September 30, 2024, the Company did not issue any letters of credit against the $20 Million Credit Facility.

Note Payable

As part of the acquisition of Block Mining, the Company acquired a $5.7 million note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due beginning on December 31, 2024.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s future note payable principal payments due as of September 30, 2024:

Remainder of 2024	$352
2025	314
2026	343
2027	373
2028	405
Thereafter	3,888
Total	$5,675

Note 13. Leases

As of September 30, 2024 and December 31, 2023, operating lease right of use assets were $23.6 million and $20.4 million, respectively, and operating lease liabilities were $24.8 million and $21.3 million, respectively.

The following table presents the components of the Company’s lease expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$2,262	$1,014	$4,431	$2,973
Variable lease cost	167	55	428	162
Operating lease expense	$2,429	$1,069	$4,859	$3,135

The following table presents supplemental lease information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating leases net operating cash outflows	$2,328	$806	$3,549	$2,600
Right of use assets exchanged for new operating lease liabilities	$3,733	$567	$5,850	$1,249
Weighted-average remaining lease term – operating leases	6.3	7.7	6.3	7.7
Weighted-average discount rate – operating leases	7.0%	6.7%	7.0%	6.7%

The following table presents the Company’s future minimum operating lease payments as of September 30, 2024:

	Ground lease	Office and other leases	Total
Remainder of 2024	$499	$1,222	$1,721
2025	2,058	3,835	5,893
2026	2,119	2,768	4,887
2027	2,183	1,776	3,959
2028	2,249	1,331	3,580
Thereafter	7,369	6,867	14,236
Total undiscounted lease payments	16,477	17,799	34,276
Less present value discount	(3,957)	(5,478)	(9,435)
Present value of lease liabilities	$12,520	$12,321	$24,841

Note 14. Stockholders’ Equity

During the nine months ended September 30, 2024, approximately 4.5 million shares of common stock vested or were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately 1.1 million of these shares, with a fair value of approximately $11.5 million, to cover the withholding taxes related to the settlement of these vested RSAs and RSUs, as permitted by the 2019 Equity Incentive Plan.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Acquisition of Block Mining

During the nine months ended September 20, 2024, the Company issued approximately 7.2 million shares of common stock with a value of approximately $74.0 million as consideration for the acquisition of Block Mining (see Note 3. Acquisitions).

At-the-Market (“ATM”) Equity Offerings

2023 ATM Offering

In August 2023, the Company entered into the 2023 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the nine months ended September 30, 2024, the Company received net proceeds of approximately $114.9 million ($117.3 million of gross proceeds, net of $2.4 million in commissions and expenses) from the sale of 8,644,100 shares of its common stock at a weighted average fair value of $13.57 per share under its 2023 ATM Offering. With the sale and issuance of those shares, no additional shares of Common Stock will be offered or sold under the 2023 ATM Offering.

February 2024 ATM Offering

In February 2024, the Company entered into the February 2024 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the nine months ended September 30, 2024, the Company received net proceeds of approximately $462.5 million ($471.9 million of gross proceeds, net of $9.4 million in commissions and expenses) from the sale of 40,646,055 shares of its common stock at a weighted average fair value of $11.61 per share under its February 2024 ATM Offering. With the sale and issuance of those shares, no additional shares of Common Stock will be offered or sold under the February 2024 ATM Offering.

August 2024 ATM Offering

In August 2024, the Company entered into the August 2024 ATM Offering, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the nine months ended September 30, 2024, the Company received net proceeds of approximately $153.3 million ($157.2 million of gross proceeds, net of $3.9 million in commissions and expenses) from the sale of 20,823,661 shares of its common stock at a weighted average fair value of $7.55 per share under its August 2024 ATM Offering. As of September 30, 2024, approximately $592.8 million of shares of the Company’s common stock were available for sale under the August 2024 ATM Offering.

In October 2024, the Company received net proceeds of approximately $62.1 million from the sale of 8,106,500 shares of its common stock at a weighted average fair value of $7.81 per share under its August 2024 ATM Offering.

Note 15. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and advisors of the Company in the form of RSAs, RSUs, or stock options, all of which settle in shares of the Company’s common stock upon vesting.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Performance-based stock awards and units	$26,172	$3,926	$72,983	$(12,424)
Service-based stock awards and units	4,393	9,593	21,719	27,076
Total stock-based compensation	$30,565	$13,519	$94,702	$14,652

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

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2024	4,928,526	$21.71
Granted	18,088,998	$12.39
Vested	(252,380)	$23.30
Forfeited	(3,068,574)	$13.01
Balance as of September 30, 2024	19,696,570	$13.01

As of September 30, 2024, there was approximately $183.7 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.0 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2024	246,426	$19.59
Granted	1,522,612	$11.41
Vested	—	—
Forfeited	—	—
Balance as of September 30, 2024	1,769,038	$12.55

As of September 30, 2024, there was approximately $15.9 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.1 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service-Based Awards and Units

Service-based RSAs and RSUs vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2024	4,897,894	$9.14
Granted	8,132,948	$10.08
Vested	(4,226,509)	$7.84
Forfeited	(6,028,701)	$12.72
Balance as of September 30, 2024	2,775,632	$11.82

As of September 30, 2024, there was approximately $29.6 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.4 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2024	155,213	$19.30
Granted	294,608	$9.95
Vested	(71,071)	$17.79
Forfeited	—	—
Balance as of September 30, 2024	378,750	$12.31

As of September 30, 2024, there was approximately $4.2 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.3 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following as of September 30, 2024, and December 31, 2023:

	Fair value measured as of September 30, 2024
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$660,350	$660,350	$—	$—
Equity method investment - marketable securities(b)	$190,134	$190,134	$—	$—
Convertible note(b)	$5,165	$—	$—	$5,165
Derivative asset(c)	$127,616	$—	$—	$127,616
Note payable(d)	$5,675	$—	$—	$5,675
Contingent consideration liability(e)	$26,674	$—	$—	$26,674

	Fair value measured as of December 31, 2023
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$311,178	$311,178	$—	$—
Convertible note(b)	$4,709	$—	$—	$4,709
Derivative asset(c)	$104,218	$—	$—	$104,218
Contingent consideration liability(e)	$909	$—	$—	$909

(a)	See Note 5. Bitcoin.
(b)	See Note 6. Investments.
(c)	See Note 9. Power Purchase Agreement.
(d)	See Note 12. Debt
(e)	See Note 17. Commitments and Contingencies.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis:

As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Note 17. Commitments and Contingencies

Commitments

Miners and mining equipment

Through September 30, 2024, the Company paid approximately $448.5 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 7. Property and Equipment. The remaining commitment of approximately $112.5 million is due in installments through approximately December 2024 based on the estimated miner delivery schedule.

Through September 30, 2024, the Company paid $72.4 million in total deposits and payments for the purchase of immersion cooling systems, as described in Note 7. Property and Equipment. The remaining commitment of approximately $7.7 million is due upon commissioning of the systems, which is expected to occur in the fourth quarter of 2024.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contingent consideration

As part of the Block Mining acquisition, the sellers are eligible to earn an additional $32.5 million in potential earn-out targets if certain milestones are reached by December 31, 2025. This contingent consideration was recognized as the acquisition date fair value of $26.1 million and is recognized on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, a risk-free interest rate of approximately 5% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1% based on the median of Investment Grade High Yield Debt Instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

Contingencies

Legal Proceedings

The Company, and our subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. We cannot predict the final outcome of such proceedings. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by our insurance program. We maintain property, and various types of liability insurance in an effort to protect ourselves from such claims. In terms of any matters where there is no insurance coverage available to us, or where coverage is available and we maintain a retention or deductible associated with such insurance, we may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by us on the Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then we disclose the range of possible loss. Costs related to the defense of such claims are recorded by us as they are incurred. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, we do not believe there is a reasonable possibility that any material loss, if any, will result from any claims, lawsuits and proceedings to which we are subject to either individually, or in the aggregate.

Green Revolution Cooling Patent Dispute

On March 22, 2024, Green Revolution Cooling, Inc. (“GRC”) filed a complaint against the Company in Case No. 6:24-CV-152 in the Western District of Texas for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by third parties infringe GRC’s U.S. Patent Nos. 9,992,914 (the “914 Patent”) and 10,123,463 (the “’463 Patent”). In the complaint, GRC seeks unspecified damages and an injunction against all products that allegedly infringe the ’914 and ’463 Patents (or in lieu of an injunction, an award of a compulsory forward royalty). The Company has engaged counsel and is working with its counsel and the third-party providers of the immersion cooling systems to evaluate and defend the Company from this infringement claim. While a preliminary investigation of GRC’s claims is underway, the Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone US, Inc. (“Whinstone”) filed a petition against Rhodium 30MW, LLC (“Rhodium 30MW”), Rhodium JV, LLC (“Rhodium JV”), Air HPC LLC (“Air HPC”), and Jordan HPC, LLC (“Jordan HPC” and, together with Rhodium 30MW, Rhodium JV, and Air HPC, collectively, the “Defendants”) in Case No. CV41873 in the 20th District Court (the “District Court”) of Milam County, Texas. In its amended petition filed May 3, 2023, Whinstone asserted breach of contract claims for Rhodium JV and Air HPC’s failure to pay certain hosting and service fees under the now-terminated Whinstone-Rhodium hosting agreements (“Hosting Agreements”) and sought a declaration regarding the rights and obligations under certain hosting agreements with the Defendants and that no power credits are owed to any Rhodium entity under any agreement. Whinstone sought recovery of more than $26 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest. On June 12, 2023, Defendants answered and, along with non-parties Rhodium Encore LLC, Rhodium 2.0 LLC, and Rhodium 10mw LLC (collectively, the “Rhodium Non-Parties” and, together with Defendants, collectively, “Rhodium”), filed contingent counterclaims for breach of contract and moved to compel arbitration for alleged unpaid energy sale credits and lost profits. On August 14, 2023, Whinstone filed a second amended petition to include a declaration regarding the rights and obligations under the now-terminated water agreement between Whinstone and various Rhodium entities.

On September 13, 2023, the District Court compelled Whinstone’s claims against Defendants to arbitration over Whinstone’s objection and stayed the lawsuit pending such arbitration.

On December 11, 2023, Rhodium submitted an arbitration demand to the American Arbitration Association (“AAA”), seeking damages and specific performance of unspecified contracts. Rhodium amended its demand on June 4, 2024 to include additional claims and disclosed it seeks at least $67 million in damages. Whinstone does not believe Rhodium’s claims have any merit, and will vigorously contest such claims, as appropriate. Whinstone objected to the AAA’s jurisdiction and authority to entertain the claims and decide any issues of arbitrability. Subject to those objections, Whinstone submitted counterclaims to the AAA on December 29, 2023 against Rhodium JV and Air HPC for breach of contract, seeking recovery of at least $20 million in past-due revenue share payments, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest.

After a permanent arbitrator was appointed and written discovery commenced, Rhodium filed for bankruptcy protection on August 24, 2024 and August 29, 2024 in a now jointly administered proceeding styled In re: Rhodium Encore LLC, et al., Case No. 24-90448 (ARP), in the United States Bankruptcy Court for the Southern District of Texas—Houston Division. Therein, Rhodium filed a motion to assume the Hosting Agreements, and the court set a contested hearing on the matter commencing November 12, 2024. Because depositions have not been completed, the Company cannot reasonably predict the outcome of such ongoing proceedings, or the magnitude of such an outcome, at this time.

SBI Crypto Co.

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims related to a colocation services agreement between Whinstone and SBI that was terminated in 2021. On July 21, 2023, Whinstone

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. SBI seeks recovery of at least $15.0 million in lost profits and at least $16.0 million for equipment damage, plus reasonable attorneys’ fees and costs, expenses, costs, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived, and that all of SBI’s claims substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. While a preliminary investigation of the merits of SBI’s claims has commenced and because this litigation is still at this early stage, the Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet Group, Inc. (collectively “GMO”), filed a complaint against Whinstone alleging breach of a colocation services agreement between GMO and Whinstone, which has since been terminated, seeking damages in excess of $150.0 million for lost profit and profit-sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit-sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. The Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

Note 18. Earnings Per Share

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	September 30, 2024	September 30, 2023
Warrants to purchase common stock	63,000	63,000
Unvested RSAs	22,472,202	5,540,298
Unvested RSUs	2,147,788	—
Total	24,682,990	5,603,298

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

Prior to 2024, the Company had a Data Center Hosting reportable segment but has since terminated all contracts with its Data Center Hosting customers. Commencing with the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. The Company has no plans to offer data center hosting services to new customers. All residual revenue and costs of revenue related to Data Center Hosting incurred during the three and nine months ended September 30, 2024, are included in Revenue: Other and Cost of Revenue: Other. Prior period amounts related to Data Center Hosting have been recast into Revenue: Other and Cost of Revenue: Other.

Other than the $96.8 million of goodwill from the Block Mining acquisition allocated to the Bitcoin Mining segment, the Company does not allocate assets to the reporting segments because its assets are managed on an entity-wide basis and, therefore, does not separately disclose the total assets of its reportable operating segments.

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

During the three and nine months ended September 30, 2024, and 2023, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

The following tables present segment revenue and segment gross profit (loss):

Three Months Ended September 30, 2024

	Bitcoin Mining	Engineering	Other	Total
Revenue from external customers	$67,491	$12,638	$4,657	$84,786
Intersegment revenue	—	3,129	38,531	41,660
Segment revenue	67,491	15,767	43,188	126,446
Less: Segment cost of revenue	(90,003)	(15,706)	(7,948)	(113,657)
Segment gross profit (loss)	$(22,512)	$61	$35,240	$12,789

Three Months Ended September 30, 2023

	Bitcoin Mining	Engineering	Other	Total
Revenue from external customers	$31,222	$15,536	$5,133	$51,891
Intersegment revenue	—	1,049	29,679	30,728
Segment revenue	31,222	16,585	34,812	82,619
Less: Segment cost of revenue	(31,667)	(13,974)	(48,595)	(94,236)
Segment gross profit (loss)	$(445)	$2,611	$(13,783)	$(11,617)

Nine Months Ended September 30, 2024

	Bitcoin Mining	Engineering	Other	Total
Revenue from external customers	$194,651	$26,940	$12,509	$234,100
Intersegment revenue	—	6,569	116,988	123,557
Segment revenue	194,651	33,509	129,497	357,657
Less: Segment cost of revenue	(240,284)	(32,546)	(22,588)	(295,418)
Segment gross profit (loss)	$(45,633)	$963	$106,909	$62,239

Nine Months Ended September 30, 2023

	Bitcoin Mining	Engineering	Other	Total
Revenue from external customers	$128,987	$50,995	$21,884	$201,866
Intersegment revenue	—	7,129	89,359	96,488
Segment revenue	128,987	58,124	111,243	298,354
Less: Segment cost of revenue	(93,840)	(51,792)	(139,442)	(285,074)
Segment gross profit (loss)	$35,147	$6,332	$(28,199)	$13,280

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the reconciliation of segment gross profit (loss) to net income (loss) before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment gross profit (loss)	$12,789	$(11,617)	$62,239	$13,280

Reconciling Items:
Elimination of intersegment profits	(940)	(270)	(1,819)	(2,277)
Acquisition-related costs	(3,079)	—	(3,079)	—
Selling, general, and administrative	(66,936)	(29,067)	(185,777)	(61,578)
Depreciation and amortization	(60,000)	(64,569)	(129,669)	(190,071)
Change in fair value of Bitcoin	8,554	(25,261)	166,231	72,733
Change in fair value of derivative asset	(24,318)	3,943	23,398	11,274
Power curtailment credits	12,417	49,601	31,445	66,146
(Loss) gain on sale/exchange of equipment	—	(5,306)	(68)	(5,336)
Casualty-related (charges) recoveries, net	—	—	2,487	(1,526)
Interest income (expense)	5,175	2,318	21,132	3,331
Unrealized gain (loss) on equity method investment - marketable securities	(38,082)	—	(13,620)	—
Other income (expense)	90	31	131	96
Net income (loss) before taxes	$(154,330)	$(80,197)	$(26,969)	$(93,928)

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

Business Overview

We are a vertically-integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. Our Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and we are currently evaluating further growing its capacity. Additionally, we are developing the Corsicana Facility, a second large-scale Bitcoin mining facility, which, upon completion, is expected to have approximately 1.0 gigawatts (“GW”) of capacity available for our own Bitcoin Mining activities. On July 23, 2024, we completed a transaction to acquire Block Mining, a Kentucky-based vertically-integrated Bitcoin miner consisting of two operational sites, both in Kentucky, totaling 60 MW of operational capacity with potential to expand up to 155 MW. We intend to expand Block Mining’s two sites, targeting 110 MW for self-mining operations by the end of 2024. Additionally, Block Mining owns a greenfield expansion opportunity, adjacent to an existing substation, presenting an opportunity to develop 60 MW and with potential to expand to 150 MW. Block Mining is a capital efficient developer and operator of Bitcoin mining facilities that will add to our ability to execute our leading vertically-integrated strategy.

We operate in an environment which is constantly evolving based on the proliferation of Bitcoin and cryptocurrencies in general. A significant component of our strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on investment.

Industry Trends

The price of Bitcoin increased during the first quarter of 2024 due to a new source of demand, the eleven Bitcoin spot Exchange Traded Funds (“ETFs”) approved to begin trading by the SEC on January 11, 2024. Significant interest in the ETFs followed their introduction. One such ETF earned recognition as the fastest ETF ever to surpass $10 billion in assets under management since its launch. The ETFs, as an investment vehicle, provided a new access point for investors to gain exposure to Bitcoin through more traditional methods resulting in the ETFs seeing a combined net inflow of approximately $18.5 billion through September 30, 2024.

During 2023 and 2024, the Bitcoin mining industry saw record growth as the price of Bitcoin increased from the lows experienced in early 2023. The increasing Bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedent expansion in mining operations and resulting in a doubling in the size of provisioned hash calculation services on the network, as measured by total hash rate. Many Bitcoin mining companies heavily invested in infrastructure, upgrading and expanding mining fleets in advance of the April 2024 Bitcoin network halving. We expect competition within the mining industry to continue as long as Bitcoin prices remain elevated or increase further.

The Bitcoin mining industry recently experienced an increase in transaction fees on the Bitcoin network, as well as an increase in overall demand for Bitcoin. Various protocols on the Bitcoin network gained popularity during 2023, and at various times temporarily resulted in a significant increase in the transaction fee paid to add a certain Bitcoin transaction to the blockchain. These transaction fees are volatile in nature but are paid directly to miners and are representative of public interest in transacting in Bitcoin. Transaction fees are packaged with the block subsidy issued by the Bitcoin network to combine for the total reward paid to miners upon solving a block.

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

Network difficulty, which is a measure of how hard it is for miners to solve a block on the Bitcoin blockchain (and, thus, earn a mining reward), is determined by the network’s total hash rate (i.e., the total computational power devoted to solving a block), which is adjusted every 2,016 blocks (with a new block being added approximately every ten minutes). Therefore, as more miners join the network and the network’s global hash rate increases, its difficulty will increase. Conversely, if miners leave the network and its hash rate decreases, its difficulty will decrease. We have observed that when the market price for Bitcoin experiences a sustained increase (as it did across 2023), new miners are introduced onto the Bitcoin network, increasing its network hash rate, and network difficulty has increased as a result. Thus, despite increasing our hash rate by approximately 158.7% from September 30, 2023, to September 30, 2024, the halving in April 2024 and increased network difficulty following increased network hash rate across the periods resulted in an approximately 33.7% decrease in the number of Bitcoin we mined for the nine months ended September 30, 2024, as compared to the same period in 2023.

Accordingly, as market prices for Bitcoin increase and more miners and hash rate are drawn onto the Bitcoin network, network difficulty will continue to increase, meaning existing miners like us will need to increase their hash rate to maintain and improve their chances of earning a Bitcoin mining reward. To do this, we continually seek out new Bitcoin mining capacity, including through our acquisition and development of new Bitcoin mining facilities (such as the Corsicana Facility and our acquisition of Block Mining) and the electricity supply and distribution facilities to service them, as well as other strategic growth opportunities. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the newest, most powerful and most efficient miners available.

The Company has led the industry by focusing on a vertically-integrated business model since 2021. We continue to focus on building long-term stockholder value by taking strategic actions to further vertically-integrate our business at the current Rockdale Facility, developing the Corsicana Facility, and having acquired the Kentucky Facility. Management believes a focus on vertical integration will positively affect each of our business segments by providing increased capacity for our Bitcoin Mining operations, more opportunities for implementing our proprietary power strategy, and by capitalizing on supply chain efficiencies garnered through our Engineering segment. We continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

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

Bitcoin Mining

We own and operate one of the largest Bitcoin Mining operations in North America. During the nine months ended September 30, 2024, we continued to deploy miners at our Rockdale Facility, continued development activities and commencement of deployment of miners at the Corsicana Facility, with the objective of increasing our operational efficiency and performance in the future, and acquired the Kentucky Facility.

As of September 30, 2024, our Bitcoin Mining business segment had a total deployed hash rate capacity of approximately 28.2 EH/s, as compared to 12.4 EH/s as of December 31, 2023, and 10.9 EH/s as of September 30, 2023, resulting in increases of 127.4% and 158.7%, respectively. We anticipate achieving a total self-mining hash rate capacity of approximately 34.9 EH/s by the end of 2024.

During the nine months ended September 30, 2024, we mined 3,312 Bitcoin, which represented a decrease of 1,684 Bitcoin from the 4,996 Bitcoin we mined during the nine months ended September 30, 2023. The decrease was primarily due to the increase in the Bitcoin network difficulty, which has more than doubled since January 2023, and the halving that occurred in April 2024, partially offset by higher Bitcoin prices and our increase in deployed hash rate.

As Bitcoin is a decentralized cryptocurrency, it is not required that Bitcoin be held by a custodian, and we may elect to self-custody. However, we believe our private keys relating to our Bitcoin are better safeguarded by the secure environment provided by custodians. Self-custodying poses an increased risk to our private keys and we may not have the same level of protection as custody providers who are well versed in industry best practices to protect digital assets from potential theft, loss, or destruction.

Pursuant to the Digital Asset Custodial Agreement, dated as of November 1, 2023, between us and NYDIG Trust Company LLC (“NYDIG”) (as may be amended, modified or supplemented from time to time, the “NYDIG Custodial Agreement”), NYDIG, a well-known U.S.-based third-party digital asset-focused custodian, holds our Bitcoin in cold storage wallets in a digital asset account in our name. In exchange for its custodial services, NYDIG charges an annual fee equal to a percentage of our custodied Bitcoin based on the daily average value in U.S. dollars of the Bitcoin we custody with NYDIG. Our Bitcoin held in such digital asset accounts does not constitute “deposits” within the meaning of U.S. federal or state banking law and the digital asset accounts are not subject to Federal Deposit Insurance Corporation or Securities Investor Protection Corporation protections. The cold storage wallets in which our Bitcoin is held are all located in the United States. The NYDIG Custodial Agreement contains certain mutual indemnification provisions, including that NYDIG will indemnify us against direct claims for loss of custodied assets that arise directly from NYDIG’s or NYDIG’s nominees’ grossly negligent action, grossly negligent failure to act, bad faith or willful misconduct.

For more information on the NYDIG Custodial Agreement, see the full text of the NYDIG Custodial Agreement included hereto as Exhibit 10.2, which qualifies the forgoing descriptions of the NYDIG Custodial Agreement in its entirety.

We are also a party to a Digital Asset Execution Agreement with NYDIG Execution LLC (“NYDIG Execution”), pursuant to which NYDIG Execution executes or arranges transactions of our Bitcoin (“Orders”) as our agent. NYDIG Execution earns a commission on each trade determined by the net trade proceeds in U.S. dollars. NYDIG Execution does not charge us additional fees for principal trades. We deliver our Orders to NYDIG Execution via a designated security procedure, and each Order is affirmatively accepted by NYDIG Execution. While our Bitcoin may temporarily be processed through a NYDIG Execution customer account, NYDIG has covenanted that our assets will not be commingled with the assets of NYDIG Execution. NYDIG Execution is required to deposit any cash from the sale of our Bitcoin into our bank account at a U.S. depositary institution, less any applicable commissions. NYDIG Execution does not guarantee the value of our Bitcoin and is not responsible for any delay or failure to complete any Order caused by a digital asset network. If NYDIG Execution fails to (1) execute a properly executable Order and (2) give us notice of such failure, NYDIG Execution will only be liable for our actual damages.

Our custodian and brokerage services relationships are non-exclusive, and we may freely change our Bitcoin custodian and brokerage relationships at any time. We continually monitor our Bitcoin assets held by third-party custodians, and we have unlimited audit rights with respect to such custodial accounts. The Company performs monthly reconciliations of our Bitcoin assets held by our custodian(s) and the records of our mining pool, and our independent auditors verify the location and quantity of our Bitcoin assets annually, as part of the year-end audit process of our financial statements and internal controls over financial reporting. The Company’s insurance providers do not have inspection rights associated with our Bitcoin assets held in cold storage.

The following table presents our key Bitcoin Mining metrics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Hash rate, average operating (EH/s)(1)
Rockdale Facility	9.2	5.0	8.5	6.5
Corsicana Facility	6.5	—	4.1	—
Kentucky Facility	1.0	—	1.0	—
Total hash rate, average operating	16.7	5.0	11.6	6.5

Hash rate, average deployed (EH/s)(1)
Rockdale Facility	14.8	10.6	13.3	10.4
Corsicana Facility	11.9	—	6.3	—
Kentucky Facility	1.3	—	1.2	—
Total hash rate, average deployed	28.2	10.6	17.9	10.4

Developed power capacity (MW)(2)
Rockdale Facility	700	700	700	700
Corsicana Facility	300	—	300	—
Kentucky Facility	60	—	60	—
Total power capacity	1,060	700	1,060	700

All-in power cost (cents/kilowatt-hour)(3)
Rockdale Facility	2.8	(1.6)	3.1	1.7
Corsicana Facility	3.8	—	4.9	—
Kentucky Facility	3.8	—	3.8	—
Total all-in power cost	3.1	(1.6)	3.2	1.7

(1)	Hash rate, average deployed, represents the average total potential hash rate of all our deployed miners throughout the period, whereas hash rate, average operating, represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down time of all or some of miners for power curtailments, or repairs and maintenance of Bitcoin miners or supporting infrastructure. The difference between deployed and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

As of September 30, 2024, our Bitcoin Mining segment had a total hash rate, deployed of approximately 28.2 EH/s, as compared to 10.9 EH/s as of September 30, 2023.

(2)	Developed power is the total amount of electricity our facilities can utilize for Bitcoin Mining.

(3)	All-in power cost is the price we paid throughout the period for our power, net of power curtailments received. Power is overwhelmingly the largest marginal input cost in mining Bitcoin and a significant contributor to profitability. Miners with a low cost of power will also being able to profitability mine in a wider range of Bitcoin price.

The following table presents our cost to mine one Bitcoin (amounts in thousands, except value of one Bitcoin amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of power for self-mining operations	$41,864	$22,460	$96,326	$65,513
Other direct cost of revenue for self-mining operations(1)(2), excluding Bitcoin miner depreciation	9,608	1,989	26,970	4,482
Cost of revenue for self-mining operations, excluding Bitcoin miner depreciation	51,472	24,449	123,296	69,995
Less: power curtailment credits(3)	(12,417)	(49,601)	(31,445)	(66,146)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding Bitcoin miner depreciation	39,055	(25,152)	91,851	3,849
Bitcoin miner depreciation(4)	44,303	55,549	93,120	164,457
Cost of revenue for self-mining operations, net of power curtailment credits, including Bitcoin miner depreciation	$83,358	$30,397	$184,971	$168,306

Quantity of Bitcoin mined	1,104	1,106	3,312	4,996
Production value of one Bitcoin mined(5)	$61,133	$28,228	$58,771	$25,818

Cost to mine one Bitcoin, excluding Bitcoin miner depreciation	$35,376	$(22,741)	$27,733	$770
Cost to mine one Bitcoin, excluding Bitcoin miner depreciation, as a % of production value of one Bitcoin mined	57.9%	(80.6)%	47.2%	3.0%

Cost to mine one Bitcoin, including Bitcoin miner depreciation	$75,506	$27,484	$55,849	$33,688
Cost to mine one Bitcoin, including Bitcoin miner depreciation, as a % of production value of one Bitcoin mined	123.5%	97.4%	95.0%	130.5%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	Costs to finance the purchase of miners were zero in all periods presented as the miners were paid for with cash from the Company’s cash balance. The seller did not provide any financing nor did the Company borrow from a third-party to purchase the miners.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine Bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin.

(4)	The following table presents the future depreciation expense of all of our Bitcoin miners:

Remainder of 2024	$55,905
2025	210,016
2026	135,270
2027	73,311
Total	$474,502

(5)	Computed as revenue recognized from Bitcoin mined divided by the quantity of Bitcoin mined during the same period.

During 2023, we entered into two purchase orders under the Master Agreement to acquire new immersion miners from MicroBT with a total hash rate of 25.6 EH/s, for a total purchase price of approximately $453.4 million, subject to downward price adjustment as provided by the Master Agreement. These new miners are primarily for use at our new Corsicana Facility, which commenced operations in April 2024. Delivery of these miners began in 2023, with all miners expected to be received by the end of 2024. The Master Agreement also provides us with four annual options to purchase additional miners, on the same or better terms as the second purchase order executed under the Master Agreement, for a total hash rate of approximately 75.0 EH/s, assuming exercise of all four annual purchase options.

During the nine months ended September 30, 2024, we executed an additional purchase order with MicroBT under the Master Agreement to acquire new air-cooled miners with a total hash rate of 5.9 EH/s, for a total purchase price of approximately $96.7 million. This purchase order is in addition to the four purchase options remaining under the Master Agreement. Delivery of these miners occurred in the third quarter of 2024, with deployment commencing upon delivery.

For the three and nine months ended September 30, 2024, Bitcoin Mining revenue was approximately $67.5 million and $194.7 million, respectively.

Data Center Hosting

In 2023, we made the decision to stop pursuing new hosting contracts and end our legacy contracts, to focus on our self-mining efforts. During the nine months ended September 30, 2024, all agreements with Data Center Hosting customers were terminated, and we have no plans to offer data center hosting services to new customers. For the three and nine months ended September 30, 2024, we no longer report Data Center Hosting as a separate reportable segment.

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

For the three and nine months ended September 30, 2024, Engineering revenue was approximately $12.6 million and $26.9 million. respectively.

Power Strategy

Long-term power contracts form the basis of our power strategy. We utilize our 345 MW PPA in three ways:

Manual Curtailment

We power down operations and return power back to the utility when market prices for electricity provide the potential for us to receive more power curtailment credits than the Bitcoin Mining revenues we would have generated had we not curtailed our mining operations. We receive power credits for the difference in the market power price and our fixed power price, which provides us the ability to maximize our overall profitability between Bitcoin Mining and supporting the grid by not drawing power from the grid when electricity is most scarce.

ERCOT Ancillary Services

We competitively bid to sell ERCOT the option to control our electrical load during certain hours. ERCOT compensates us in the form of Demand Response Credits, which are received whether or not ERCOT calls on us to power down.

ERCOT’s 4CP Program

We voluntarily power down operations during times of peak demand in summer months. Participation provides us substantial savings on transmission costs in the subsequent year’s power bills, reducing our overall power costs.

The following table presents our power curtailment credits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Manual curtailment power credits	$11,926	$41,127	$24,923	$51,340
Demand response power credits	491	8,474	6,522	14,806
Total power curtailment credits	$12,417	$49,601	$31,445	$66,146

The following graph presents the primary decision points that guide our decision to curtail power usage or power down our mining operations, and when we might resume mining operations:

ERCOT Grid Curtailment

The Public Utility Commission of Texas (“PUCT”), ERCOT, and Oncor Electric Delivery Company (“Oncor”) collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas. In recent years, regulatory scrutiny on Bitcoin mining facilities and their energy consumption has intensified as the practice has become more widespread.

As the grid operator, ERCOT is responsible for monitoring and testing market participants, including our Bitcoin mining data centers in Rockdale and Corsicana, to evaluate their impact on grid reliability. During this process, ERCOT may issue curtailment notices to reduce the power usage at our Texas operations. We are periodically tested and monitored, and have experienced curtailment of power based on instructions we receive from Oncor and ERCOT. Due to the uncertainties regarding the duration or extent of power curtailments and testing procedures, we are currently unable to reasonably estimate any potential impacts to our business. If we cannot secure adequate access to electrical power, we may be forced to reduce or shut down our operations, which would have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Additionally, the development of the Corsicana Facility requires large quantities of construction materials, specialized electricity distribution equipment, and other component parts that are in high demand and can be difficult to source. To help mitigate the impacts of global supply chain constraints and increasing demand for these goods, including any inflationary pricing concerns that may result, we procured all the required components and materials for development of the first 400 MW phase of the Corsicana Facility, and we have procured and already hold many of the components and materials required for development of the next 600 MW phase of our development of the Corsicana Facility, as well as replacement components and parts for our existing systems, to help shorten the impact of potential damage to installed equipment.

We continue to monitor developments in the global supply chain and assess their potential impact on our expansion plans.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our own Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from Bitcoin mined	3,312	194,651
Change in Bitcoin receivable	6	(93)
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(41)	(2,099)
Change in fair value of Bitcoin	—	166,231
Balance as of September 30, 2024	10,427	$660,350

	Quantity	Amounts
Balance as of January 1, 2023	6,974	$115,415
Revenue recognized from Bitcoin mined	4,996	128,987
Proceeds from sale of Bitcoin	(4,615)	(118,833)
Exchange of Bitcoin for employee compensation	(28)	(696)
Change in fair value of Bitcoin	—	72,733
Balance as of September 30, 2023	7,327	$197,606

Results of Operations

Comparative Results for the three months ended September 30, 2024, and 2023:

Revenue

Total revenue for the three months ended September 30, 2024 and 2023, was $84.8 million and $51.9 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our ceased Data Center Hosting segment.

For the three months ended September 30, 2024 and 2023, Bitcoin Mining revenue was $67.5 million and $31.2 million, respectively. The increase of $36.3 million was primarily due to higher Bitcoin prices in the 2024 period, which averaged $61,133 per coin, as compared to $28,228 per coin for the 2023 period. Despite the substantial increase in the Bitcoin network difficulty and the April 2024 halving, Bitcoin production was consistent for each of the periods presented.

For the three months ended September 30, 2024 and 2023, Engineering revenue was $12.6 million and $15.5 million, respectively. The decrease of $2.9 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and, therefore, the recognition of revenue. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and in power generation and distribution facilities, and there has been increased demand for these products due to the continued increase in data center construction by developers, as well as the continually increasing worldwide demand for power.

Costs and expenses

For the three months ended September 30, 2024 and 2023, Cost of revenue for Bitcoin Mining consisted of the following:

	Three Months Ended
	September 30,
	2024	2023
Power	$41,864	$22,460
Compensation	3,786	—
Insurance on miners	1,871	803
Ground rent and related water and property tax	1,565	—
Other(1)	2,386	1,186
Total Bitcoin Mining cost of revenue	$51,472	$24,449

(1)	All amounts included within Other are individually insignificant.

The increase of approximately $27.0 million of Cost of revenue for Bitcoin Mining was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility and commencement of Bitcoin mining activities at the Corsicana Facility, both of which require additional headcount and direct costs necessary to maintain and support our expanded Bitcoin mining operations, as well as the absorption of other costs previously included in our former Data Center Hosting segment. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Cost of revenue for Engineering for the three months ended September 30, 2024 and 2023, was $13.5 million and $13.2 million, respectively, an increase of approximately $0.3 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs, all of which increased slightly as supply chain constraints began to ease during the three months ended September 30, 2024.

Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023, were $66.9 million and $29.1 million, respectively, an increase of approximately $37.8 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to increases in stock compensation expenses of $17.0 million, which was primarily due to new grants under our long-term incentive program that was implemented in July 2023, compensation expenses of $7.6 million as a result of hiring additional employees to support our ongoing growth, increased legal and professional fees of $6.8 million primarily related to ongoing litigation and public company compliance, and $5.3 million for additional insurance and other costs primarily attributable to ongoing growth.

Depreciation and amortization for the three months ended September 30, 2024 and 2023, was $60.0 million and $64.6 million, respectively, a decrease of approximately $4.6 million. The decrease was primarily due to the change in the estimated lives of our Bitcoin miners from 2 years to 3 years, partially offset by increased depreciation from the Corsicana Facility coming online in April 2024 and additional miners being deployed.

The change in fair value of Bitcoin for the three months ended September 30, 2024 and 2023, were gains of $8.6 million and losses of $25.3 million, respectively, and were recognized to adjust the fair value of our Bitcoin held at the end of each period.

The change in fair value of our derivative asset for the three months ended September 30, 2024 and 2023, were losses of $24.3 million and gains of $3.9 million, respectively, and was recorded to adjust the fair value of our PPA, which was classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period. The loss incurred during the three months ended September 30, 2024, was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models decreasing from $51.13 per mWh as of June 30, 2024 to $48.80 per mWh as of September 30, 2024. The gain recognized during the three months ended September 30, 2023, was primarily attributable to the average of the forward prices increasing from $44.12 per mWh as of June 30, 2023 to $45.55 per mWh as of September 30, 2023.

Power curtailment credits for the three months ended September 30, 2024 and 2023, were $12.4 million and $49.6 million, respectively, and represent sales of unused power under our PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

Other income (expense)

For the three months ended September 30, 2024 and 2023, total other income (expense) was ($32.8) million and $2.3 million, respectively. The change was primarily attributable to unrealized losses on marketable securities of $38.1 million, partially offset by higher interest income earned as a result of higher cash balances and increased interest rates.

Comparative Results for the nine months ended September 30, 2024 and 2023:

Revenue

Total revenue for the nine months ended September 30, 2024 and 2023, was $234.1 million and $201.9 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue.

For the nine months ended September 30, 2024 and 2023, Bitcoin Mining revenue was $194.7 million, and $129.0 million, respectively. The increase of $65.7 million was primarily due to higher Bitcoin prices in the 2024 period, which averaged $58,771 per coin, as compared to $25,818 per coin for the 2023 period, which was partially offset by a decrease of 1,684 Bitcoin mined in the 2024 period as compared to the 2023 period, primarily due to the substantial increase in the Bitcoin network difficulty and April 2024 halving.

For the nine months ended September 30, 2024 and 2023, Engineering revenue was $26.9 million and $51.0 million, respectively. The decrease of $24.1 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and, therefore, the recognition of revenue. Our custom electrical products such as switchgear and power distribution centers are used as important components in data center development and in power generation and distribution facilities, and there has been increased demand for these products due to the continued increase in data center construction by developers, as well as the continually increasing worldwide demand for power.

Costs and expenses

For the nine months ended September 30, 2024 and 2023, Cost of revenue for Bitcoin Mining consisted of the following:

	Nine Months Ended
	September 30,
	2024	2023
Power	$96,326	$65,513
Compensation	9,251	—
Insurance on miners	5,246	2,911
Ground rent and related water and property tax	4,171	—
Other(1)	8,302	1,571
Total Bitcoin Mining cost of revenue	$123,296	$69,995

(1)	All amounts included within Other are individually not material.

The increase of approximately $53.3 million was primarily due to the increase in Bitcoin mining capacity at the Rockdale Facility, and commencement of Bitcoin mining activities at the Corsicana Facility, both of which require more headcount and direct costs necessary to maintain and support our expanded Bitcoin mining operations, as well as the absorption of other costs previously included in our Data Center Hosting segment. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Cost of revenue for Engineering for the nine months ended September 30, 2024 and 2023, was $27.8 million and $46.9 million, respectively, a decrease of approximately $19.1 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of decreased Engineering revenue noted above, the decrease was primarily due to decreased receipts of materials resulting from increased competition for direct materials due to supply chain constraints.

Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023, were $185.8 million and $61.6 million, respectively, an increase of approximately $124.2 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to increases in stock compensation expenses of $80.3 million, which was primarily due to new grants under our long-term incentive program, compensation expenses of $15.8 million as a result of hiring additional employees to support our ongoing growth, increased legal and professional fees of $12.7 million primarily related to ongoing litigation and public company compliance, and $15.4 million for additional insurance and other costs primarily attributable to ongoing growth.

Depreciation and amortization for the nine months ended September 30, 2024 and 2023, was $129.7 million and $190.1 million, respectively, a decrease of approximately $60.4 million. The decrease was primarily due to the change in the estimated lives of our Bitcoin miners from 2 years to 3 years, partially offset by increased depreciation from the Corsicana Facility coming online in April 2024 and additional miners being deployed.

The change in fair value of Bitcoin for the nine months ended September 30, 2024 and 2023, were gains of $166.2 million and $72.7 million, respectively, and were recognized to adjust the fair value of our Bitcoin held at the end of each period.

The change in fair value of our derivative asset for the nine months ended September 30, 2024 and 2023, were gains of $23.4 million and $11.3 million, respectively, and was recorded to adjust the fair value of our PPA, which was classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period. The gain incurred during the nine months ended September 30, 2024, was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models increasing from $45.15 per mWh as of December 31, 2023 to $48.80 per mWh as of September 30, 2024. The gain recognized during the three months ended September 30, 2023, was primarily attributable to the average of the forward prices increasing from $43.59 per mWh as of December 31, 2022 to $45.55 per mWh as of September 30, 2023.

Power curtailment credits for the nine months ended September 30, 2024 and 2023, were $31.4 million and $66.1 million, respectively, and represent sales of unused power under our PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

Casualty-related charges (recoveries), net, were ($2.5) million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, resulting in casualty-related charges being recognized in 2023. The income recognized during the nine months ended September 30, 2024, was the result of cash recoveries from insurance claims related to the December 2022 winter storms.

Other income (expense)

For the nine months ended September 30, 2024 and 2023, total other income (expense) was $7.6 million and $3.4 million, respectively. The increase was primarily attributable to higher interest income earned as a result of higher cash balances and increased interest rates, partially offset by unrealized losses on marketable securities of $13.6 million.

Non-GAAP Measures

In addition to financial measures presented under generally accepted accounting principles in the United States (“GAAP”), we consistently evaluate our use of and calculation of non-GAAP performance measures such as “Adjusted EBITDA.” EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a performance measure defined as EBITDA adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of our core business operations of Bitcoin mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items.

We believe Adjusted EBITDA can be an important performance measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments. Additionally, Adjusted EBITDA is used as a performance metric for share-based compensation.

Adjusted EBITDA is provided in addition to, and should not be considered to be a substitute for, or superior to, net income, the most comparable measure under GAAP to Adjusted EBITDA. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted net income per share or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure either in isolation or as a substitute for analyzing our results as reported under GAAP.

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP performance measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(154,362)	$(80,040)	$(27,034)	$(88,914)
Interest (income) expense	(5,175)	(2,318)	(21,132)	(3,331)
Income tax expense (benefit)	32	(157)	65	(5,014)
Depreciation and amortization	60,000	64,569	129,669	190,071
EBITDA	(99,505)	(17,946)	81,568	92,812

Adjustments:
Stock-based compensation expense	30,567	13,519	94,702	14,652
Acquisition-related costs	3,079	—	3,079	—
Change in fair value of derivative asset	24,318	(3,943)	(23,398)	(11,274)
Unrealized loss (gain) on equity method investment - marketable securities	38,082	—	13,620	—
Loss (gain) on sale/exchange of equipment	—	5,306	68	5,336
Casualty-related charges (recoveries), net	—	—	(2,487)	1,526
Other (income) expense	(90)	(31)	(131)	(96)
License fees	(24)	(24)	(48)	(48)
Adjusted EBITDA	$(3,573)	$(3,119)	$166,973	$102,908

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had net working capital of approximately $590.6 million, which included cash and cash equivalents of $355.7 million and marketable securities of $190.1 million. We reported a net loss of $27.0 million during the nine months ended September 30, 2024, which included $143.6 million in non-cash net gains, primarily consisting of revenue recognized from Bitcoin mined of $194.7 million, the change in fair value of Bitcoin of $166.2 million, and the change in fair value of the derivative asset of $23.4 million, partially offset by depreciation and amortization of $129.7 million, stock-based compensation of $94.7 million, and the unrealized loss on marketable securities of $13.6 million.

During the nine months ended September 30, 2024, we sold 212 Bitcoin for proceeds of approximately $9.5 million. Subsequent to those sales, we made the strategic decision to temporarily halt the sale of all our Bitcoin production and instead, increase our Bitcoin holdings.

Contractual Commitments (Miners and Related Equipment)

Through September 30, 2024, we have paid approximately $448.5 million in total deposits and payments to MicroBT for the purchase of miners. The remaining commitment of approximately $112.5 million is due in installments through approximately December 2024 based on the estimated miner delivery schedule.

Through September 30, 2024, we paid $72.4 million in total deposits and payments for the purchase of immersion cooling systems. The remaining commitment of approximately $7.7 million is due upon commissioning of the systems, which is expected to occur in the fourth quarter of 2024.

Development of the Corsicana Facility

In 2022, we announced our planned development of the Corsicana Facility, our second large-scale Bitcoin mining facility located on a 265-acre site in Navarro County, Texas. The Corsicana Facility is expected, upon completion, to have 1.0 GW of developed capacity for Bitcoin mining, with an additional 200 MW of electrical capacity available for development, at our discretion, which is securely supplied with power by a substation being developed for us on the premises that will be interconnected with the nearby Navarro Switch. The strategic decision to locate the Corsicana Facility next to the Navarro Switch was made to limit electricity lost in transmission and maximize the efficiency of our substation’s power distribution facilities. The initial phase of the development of the Corsicana Facility involved the construction of a 400 MW substation and an equal amount of immersion-cooled Bitcoin mining infrastructure spread across multiple buildings, as well as construction of various utilities, offices, warehouses, and infrastructure to support the facility’s operations. Our Bitcoin mining operations commenced in April 2024, following commissioning of the substation. As of September 30, 2024, Corsicana deployed 300 MW of Bitcoin mining infrastructure comprised of three 100 MW buildings, Buildings A1, A2 and B1, which were completed, and the fourth 100 MW building, Building B2, was under construction. Development of Building B2 continues on schedule and is expected to be completed during the fourth quarter of 2024.

We estimate that the total cost of the first 400 MW phase of the development will be approximately $381.4 million. Through September 30, 2024, we had incurred costs of approximately $377.6 million related to the development of the Corsicana Facility, including $10.1 million for land. We expect to incur the remaining $3.8 million during the remainder of 2024.

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

Operating Activities

For the nine months ended September 30, 2024 and 2023, net cash used in operating activities was $156.7 million and $12.0 million, respectively. The increase in cash used was primarily attributable to $109.3 million reduction in proceeds from the sale of Bitcoin due to our ceasing of sales of Bitcoin early in 2024, increased power costs of $30.7 million, and a $43.9 million increase in selling, general, and administrative costs, excluding stock-based compensation, both of which were primarily driven by our increased mining capacity and headcount, combined with other general operating costs such as insurance and information technology projects to support our growth.

Investing Activities

For the nine months ended September 30, 2024 and 2023, net cash used in investing activities was $726.2 million and $232.4 million, respectively, which was primarily attributable to purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions, as we continue towards our anticipated 34.9 EH/s of total self-mining hash rate capacity by the end of 2024. We completed our expansion of the Rockdale Facility during the year ended December 31, 2023, and continue to develop the Corsicana Facility, which commenced self-mining operations during the second quarter of 2024. We anticipate incurring additional costs related to the first phase of the Corsicana Facility of approximately $3.8 million during the remainder of 2024. During the nine months ended September 30, 2024, we paid $448.5 million in deposits and payments for the purchase of miners, and anticipate additional payments of $112.5 million to be made in 2024. During 2024, we also purchased 90.1 million shares of Bitfarms common stock for $203.8 million and acquired Block Mining for $7.2 million in cash (net of cash acquired).

Financing Activities

For the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $714.1 million and $304.1 million, respectively, consisting primarily of proceeds from our ATM Offerings of $746.4 million and $324.6 million, respectively. We have approximately $6.3 million in long-term debt, primarily consisting of debt acquired as part of the Block Mining acquisition, and have primarily financed our strategic growth through proceeds from our ATM Offerings and issuances of our common stock. It is reasonably likely that we will continue to finance our ongoing growth with proceeds from current and future ATM Offerings.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements.

Business combinations

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for property and equipment and contingent consideration, where applicable. Although we believe our assumptions and estimates have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Estimates used in determining the value of property and equipment included the estimated replacement costs, which included replacement cost new, remaining life, and effective age. Estimates used in determining the value of the contingent consideration included the timing and probability of achieving milestones and a discount rate.

PPA Valuation

Our PPA is accounted for as a derivative, the valuation of which is based on significant unobservable inputs utilized in the valuation, which include discounted cash flow estimation models containing quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the PPA. Significant judgement and estimation is required when creating the discounted cash flow estimation models. Should our discounted cash flow estimation models change significantly, potentially material changes to the fair value of the derivative asset may result, which could have a material impact on our financial statements.

See Note 9. Power Supply Agreements in the Notes for a discussion of the unobservable inputs and their impact on the valuation.

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

Risk Regarding the Price of Bitcoin

Our business and development strategies are focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of September 30, 2024, we held 10,427 Bitcoin that was recognized at its fair value of $660.4 million. All our Bitcoin held were produced from our Bitcoin Mining operations.

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

As of, and for the nine months ended September 30, 2024, a 10% increase in both the value of Bitcoin produced and the period end fair value of Bitcoin would have increased the fair value of our Bitcoin held and our net income by approximately $49.4 million, and a 10% decrease in both the value of Bitcoin produced and the period end fair value of Bitcoin would have decreased the fair value of our Bitcoin held and our net income by approximately $49.4 million.

Risk Regarding the Price of Power

As of, and for the nine months ended September 30, 2024, a 10% increase in the future power prices used to derive the fair value of our PPA derivative asset would have increased the fair value of our derivative asset and our net income by approximately $42.4 million, and a 10% decrease would have decreased the fair value of our derivative asset and our net income by approximately $42.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, we acquired 100% of the equity interests of Block Mining. The Company has not yet completed an assessment of the design and/or operating effectiveness of Block Mining’s internal control over financial reporting. As part of our ongoing integration activities, we are incorporating our controls and procedures into this recently acquired business.

Other than those changes made in connection with the acquisition of Block Mining, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Block Mining operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.

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

We participate in a “Full-Pay-Per-Share” mining pool, which calculates Bitcoin payouts primarily based on the hash rate provided by us to the mining pool as a percentage of total network hash rate, along with other inputs. We currently derive a significant portion of our revenue from our mining pool participation, which accounted for 83.1% and 63.9% of our revenue for the nine months ended

September 30, 2024 and 2023, respectively. We own all of our miners and accompanying infrastructure, and the only connection between our assets and our mining pool is that the total hash rate capacity of our miners is currently allocated to our mining pool, which we are free to change at any time, in our discretion. Further, the mining pool in which we participate, like most mining pools, is decentralized and has protections in place to prevent malicious actors or technical errors from affecting the pool’s ability to operate; however, these protections are not foolproof, and we may lose access to the mining pool, perhaps permanently. Because of the monitoring systems we have in place, we would become aware within minutes if our mining pool were to suffer downtime or cease to exist altogether, and we would expect to be able to resume mining without a mining pool within minutes, or redirect our hash rate to another mining pool, within an hour of the downtime event. However, self-mining has, historically, been less successful in earning Bitcoin rewards than participating in a mining pool, and our Bitcoin Mining revenue would become more volatile and may decline–perhaps materially–as a result of the loss or unavailability of our mining pool. If such unanticipated circumstances associated with our mining pool arise, and we are unable to quickly switch to another pool, self-mine without a pool or otherwise diversify our sources of Bitcoin mining revenue, our business, results of operations, and financial condition may suffer as a result.

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

We are subject to counterparty risks, including in particular risks and uncertainties relating to our custodians.

We rely on the well-known U.S. based third-party digital asset-focused custodian, NYDIG, to safeguard our Bitcoin using cold storage. NYDIG receives and holds our custodied assets, which includes both our digital assets and any cash we may choose to custody with NYDIG. Pursuant to the NYDIG Custodial Agreement, NYDIG has covenanted that it holds our digital assets in a segregated account that will at all times be identifiable in NYDIG's database as being stored for our benefit; that NYDIG has no right, interest or title in our digital assets; and that our digital assets do not constitute an asset on the balance sheet of NYDIG. To the extent NYDIG holds any cash on our behalf, NYDIG may hold our cash in one or more omnibus "for benefit of customers" accounts at one or more U.S. insured depository institutions. However, currently, the Company has no cash custodied, and has no immediate or future plans to custody, any cash with NYDIG. Under the terms of the NYDIG Custodial Agreement, NYDIG has covenanted that our digital assets will not be commingled with other digital assets held by NYDIG, except temporarily (typically for no longer than 12 hours, but in no case longer than 72 hours) as an operational matter, if required, to effect a transfer into or out of our digital asset account. In the NYDIG Custodial Agreement, NYDIG further represents and warrants that beneficial and legal ownership of all our digital assets is, and will remain, freely transferable without the payment of money or value and that NYDIG has no ownership interest in our account.

While we believe that the NYDIG Custodial Agreement provides our business with reasonable protections for our business's operations and the safe storage of our digital assets, we make no assurances that storing our digital assets with NYDIG is free from risk. To the best of our knowledge, NYDIG safely stores our digital assets in segregated accounts as represented in the NYDIG Custodial Agreement; however, if NYDIG were to be in breach of the agreement, our digital assets could be compromised. Similarly, if NYDIG were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets, though kept in segregated accounts, would be delayed or unrecoverable. Applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodied Bitcoin were considered to be the property of our custodian’s estate in the event that such custodian were to enter bankruptcy, receivership or similar insolvency proceedings, there is a risk that we could be treated as a general unsecured creditor of such custodian, inhibiting our ability to access our Bitcoin. Even if we are able to prevent our Bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Bitcoin held by the affected custodian during the pendency of the insolvency proceedings. A delay in our ability to access our Bitcoin could result in the loss of the value related to some or all of our Bitcoin and could have a material adverse effect on our financial condition and the market price of our common stock. We also do not have a readily available backup custodian at this time, so if NYDIG were to cease operations, declare insolvency or file for bankruptcy we would need to self-custody our digital assets using cold storage until we could contract with another adequate custodian for the safe storage of our assets which may have a disruptive effect on our business. In the meantime, our mined Bitcoin would continue to aggregate in our proprietary wallet until we found a suitable cold storage custodian.

Our success depends on external factors affecting the Bitcoin industry.

The Bitcoin industry has historically been subject to various risks relating to Bitcoin, as an asset, which have affected, at times adversely, the market price of Bitcoin. The ownership of Bitcoin has, historically, been concentrated in a relatively small number of persons or entities that, collectively, hold a significant number of Bitcoin (referred to as “whales” in the Bitcoin industry). While the ownership of Bitcoin has diversified significantly in recent years, whales continue to exist whose market activity (e.g., sales of large numbers of Bitcoin) could have an adverse effect on the demand for, and market price of, Bitcoin, which could have an adverse effect on our business and results of operation. Further, while larger, increasingly regulated exchanges with greater transparency and oversight have begun to proliferate, the Bitcoin economy remains nascent and largely opaque. The venues for Bitcoin transactions may experience greater operational problems and be exposed to a greater risk of facilitating unethical, fraudulent or illicit transactions (such as “wash trading”), than traditional financial markets and securities exchanges. Digital asset trading platforms may also be susceptible to “front-running” activity, which is the process by which someone uses technology or market advantage to obtain prior knowledge of upcoming transactions allowing bad actors to take advantage of forthcoming price movement and make economic gains at the cost of those who introduced the transactions. Front-running is a frequent activity on centralized and decentralized digital asset trading platforms. Further, venues for Bitcoin transactions do not typically make complete information regarding their ownership structure, management teams, corporate practices, and regulatory compliance available to the public, who are, therefore, unable to verify the impartiality of such venues in respect of the Bitcoin transactions they facilitate. As a result of such lack of regulation and transparency, as well as the risk posed by Bitcoin whales, wash trading and front-running, the public may lose confidence in Bitcoin transactions and the price integrity of the digital asset, which could adversely affect the market price of Bitcoin, perhaps materially, which would have an adverse impact on our business and results of operations.

There is a finite supply of Bitcoin and the number of new Bitcoin rewarded per block algorithmically decreases over time, which poses a risk to our business.

We earn revenue from Bitcoin Mining principally by earning Bitcoin rewards for solving blocks on the Bitcoin blockchain; however, the supply of new Bitcoin introduced to the market via Bitcoin mining is finite, permanently capped at 21,000,000 coins, with the last new Bitcoin expected to be mined in the year 2140 (approximately 116 years from now) according to experts. As of September 30, 2024, there were 19,762,573 Bitcoin in circulation. Accordingly, once the final new Bitcoin is introduced into the market, we will no longer earn revenue from Bitcoin Mining by earning Bitcoin rewards for solving a block. Instead, our Bitcoin Mining revenue will be dependent on the fees we earn from the transactions recorded on the blocks we solve. Historically, such transaction fees have been low; however, we have observed that, as the number of new Bitcoin introduced into the market is reduced in each halving, and as Bitcoin ownership and transactions in Bitcoin continue to proliferate, the fees charged for recorded transactions on the Bitcoin blockchain have increased. We cannot, however, predict whether such transaction fees will increase sufficiently to replace the value of earning new Bitcoin once the last Bitcoin in mined in the year 2140, and, therefore, we cannot guarantee that we will be able to earn sufficient revenue from Bitcoin Mining for our Bitcoin Mining business to continue as a going concern. Should any of these events come to pass, our business and results of operation may suffer, and the price of our securities may be affected, perhaps materially.

Our limited rights of legal recourse and our lack of insurance protection over our Bitcoin expose us and our stockholders to the risk of loss of our Bitcoin for which there may be no adequate remedy.

While we rely on a well-known U.S. based third party digital asset-focused custodian to safeguard our Bitcoin, our Bitcoin is not insured by us, including not being subject to Federal Deposit Insurance Corporation or Securities Investor Protection Corporation protection. Accordingly, if our Bitcoin is lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to responsible third parties, such as a thief, terrorist or others, any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim. Therefore, a loss may be suffered with respect to our Bitcoin for which no recourse is available, which could have a material adverse effect on our results of operations and financial condition and, consequently, an investment in our securities.

Our access to power is dependent on our electrical distribution provider, grid operator and regulator, which collectively manage whether our operations are performing in accordance with market rules, requirements and regulations, and any adverse determination or action by any such entity may have a material adverse effect on our financial condition, results of operations and cash flows.

PUCT, ERCOT, and Oncor collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas. In recent years, regulatory scrutiny on Bitcoin mining facilities and their energy consumption has intensified as the practice has become more widespread. In April 2022, ERCOT established a task force to review the participation of large flexible loads, including Bitcoin mining data centers, in the ERCOT market. This task force is tasked with developing policy recommendations for ERCOT concerning network planning, market operations, and the interconnection processes for large flexible loads.

As the grid operator, ERCOT is responsible for monitoring and testing market participants, including our Bitcoin mining data centers in Rockdale and Corsicana, to assess their impact on grid reliability. During this monitoring, ERCOT may determine that our data centers’ substantial power usage negatively affects grid reliability. If so, ERCOT could issue a curtailment order, requiring us to reduce or cease our power use immediately. Consequently, our power supply in Texas could be partially or fully curtailed. If we cannot secure adequate electrical power, we may be forced to reduce or shut down our operations, which would have a material adverse effect on our business, prospects, financial condition, and operating results and, consequently, an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, certain of our employees surrendered shares of common stock awarded to them to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued under our 2019 Equity Incentive Plan. The following table summarizes these repurchases:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share (a)	or Programs	or Programs
July 1, 2024 through July 31, 2024	69,161	$9.96	N/A	N/A
August 1, 2024 through August 31, 2024	-	-	N/A	N/A
September 1, 2024 through September 30, 2024	2,724	7.42	N/A	N/A
Total	71,885	$9.86

(a)	The average price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

On September 10, 2024, Jason Les, Chief Executive Officer and director of the Company, entered into a 10b5-1 Plan providing for the potential sale of up to 1,050,000 shares of our common stock through the scheduled expiration date of the 10b5-1 Plan on October 31, 2025.

Item 6. Index of Exhibits

The following are incorporated by reference herein to the exhibit previously filed with the SEC at the location indicated below or are filed herewith as indicated below:

Exhibit	Description	Location
2.1	Plan of Merger, dated effective as of December 30, 2022, by and between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 2.1 of the Current Report on Form 8-K filed January 3, 2023.

3.1	Articles of Incorporation filed September 19, 2017.	Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Amendment to the Articles of Incorporation of Riot Blockchain, Inc. dated November 21, 2022.	Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.3	Certificate of Amendment to the Articles of Incorporation of Riot Platforms, Inc. dated June 13, 2024.	Exhibit 3.1 of the Current Report on Form 8-K filed June 18, 2024.

3.4	Amended and Restated Bylaws effective June 27, 2023.	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

3.5	Articles of Merger between Bioptix, Inc. and Riot Blockchain, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.6	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc.	Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

10.1†	Controlled Equity OfferingSM Sales Agreement, dated as of August 9, 2024, by and among Riot Platforms, Inc. and the Sales Agents.	Exhibit 1.2 of the Form S-3ASR August 9, 2024.

10.2†	NYDIG Digital Asset Custodial Agreement, dated as of November 1, 2023, between NYDIG Trust Company LLC and Riot Platforms, Inc.	Filed herewith.

10.3	Settlement Agreement by and between Riot Platforms, Inc. and Bitfarms Ltd., dated September 23, 2024.	Exhibit 1 of the Schedule 13D/A filed September 23, 2024.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Filed herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Filed herewith.

101

Inline XBRL (Extensible Business Reporting Language). The following from this Quarterly Report, formatted in iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

† Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplement copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Riot Platforms, Inc.

Date: November 4, 2024	/s/ Jason Les
Jason Les
Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (principal financial officer and duly authorized officer)