Form 10-K
period 2024-12-31
Riot Platforms, Inc.
filed 2025-02-28
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock, no par value, held by non-affiliates of the registrant as of June 30, 2024, was approximately $2.1 billion, based on the closing sale price per share of the registrant’s common stock as reported by the Nasdaq Capital Market on such date.

As of February 20, 2025, the registrant had 350,207,536 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K, to the extent indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

RIOT PLATFORMS, INC.

RIOT PLATFORMS, INC.

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Annual Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in the other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those documents and filings incorporated by reference herein. All statements in this Annual Report and the documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations, integration of new equipment, systems, technologies, services or developments, the feasibility of developing the Company’s remaining power capacity for artificial intelligence (“AI”)/high-performance computing (“HPC”) uses, and the development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware at our Bitcoin Mining facilities in Kentucky and Texas; the anticipated demand for AI/HPC uses; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin Mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect our management’s opinions, expectations, beliefs, and assumptions based on information currently available to management regarding future events, which may not materialize or prove to be correct due to certain risks and uncertainties, including those risks which our management has identified and believes to be material and those which management has not identified, or which management does not believe to be material. Such risk factors are described in greater detail under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. It is not possible for our management to predict all risks, the potential impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual results to differ, perhaps materially, from those contained in, or implied by, any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date the statements are made and are not guarantees of future performance or actual results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholder’s equity, and cash flows, and the market price of our securities may decline, as a result.

Accordingly, you should read this Annual Report, and the other filings we make with the SEC, completely and with the understanding that our future results may be materially different from our historical results and from the results expressed in, or implied by, the forward-looking statements contained in this Annual Report and the documents incorporated by reference herein. The forward-looking statements contained in this Annual Report and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements and are made in reliance of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the PSLRA.

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

PART I

ITEM 1.  BUSINESS

General

We are a vertically-integrated Bitcoin mining company principally engaged in enhancing our power infrastructure to mine Bitcoin in support of the Bitcoin blockchain. We are also exploring the feasibility of developing a portion of our power capacity for AI/HPC uses. We provide comprehensive and critical infrastructure for institutional-scale Bitcoin mining at our large-scale Bitcoin Mining facilities in Rockdale, Texas (the “Rockdale Facility”), Navarro County, Texas (the “Corsicana Facility”), and two Bitcoin mining sites in Paducah, Kentucky (the “Kentucky Facility” and, together with the Rockdale Facility and the Corsicana Facility, our “Facilities”). The Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity. During 2024, we completed Phase I of development of the Corsicana Facility, a second large-scale Bitcoin mining facility, currently equipped to provide up to 400 megawatts (“MW”) of capacity for our Bitcoin Mining. Upon completion, the Corsicana Facility is expected to have approximately one gigawatt (“GW”) of operational capacity available for our business purposes. Additionally, in 2024, we completed a transaction to acquire Block Mining, Inc. (“Block Mining”), a Kentucky-based vertically-integrated Bitcoin miner expanding our Facilities to include two operational sites, in Kentucky, totaling 60 MW of operational capacity with potential to expand up to 155 MW. We intend to expand the two Block Mining sites, targeting 110 MW for self-mining operations in 2025. Through our acquisition of Block Mining (the “Block Mining Acquisition”), we also own a greenfield expansion opportunity, adjacent to an existing substation, presenting us with the ability to develop 60 MW of additional capacity, and the potential to expand up to 150 MW.

In 2024, we adopted and implemented our “Bitcoin Treasury Strategy” strategy, a corporate strategy of acquiring and holding Bitcoin on our balance sheet, and, from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions to fund operations and/or purchase Bitcoin. For more information see “Bitcoin Treasury Strategy” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

We operate in an environment which is frequently evolving based on the proliferation of Bitcoin and cryptocurrencies in general. We have determined that it is in the best interest of our business to undertake a formal process to evaluate the feasibility of developing the approximately 600 MW of remaining power capacity at the Corsicana Facility for AI/HPC uses with the goal of maximizing the potential of our assets. We have engaged a leading consultant in the data center industry to conduct a feasibility assessment of the Corsicana Facility. A significant component of our overall business strategy is to effectively and efficiently allocate capital between opportunities that generate the highest return on investment.

We operate in two reportable business segments: Bitcoin Mining and Engineering, which are organized based on purpose and services performed. Each of our business segments is further discussed herein.

Unless otherwise indicated, amounts in this Annual Report are stated in thousands of U.S. Dollars except for: share, per share, and miner amounts; Bitcoin quantities, prices, and hash rate; cost to mine one Bitcoin; and production value of one Bitcoin mined.

Business Segments

Bitcoin Mining

As of December 31, 2024, our Bitcoin Mining business segment had a total deployed hash rate of 31.5 exahash per second (“EH/s”), as compared to a total deployed hash rate of 12.4 EH/s as of December 31, 2023. In 2024, we mined 4,828 Bitcoin, which represented a decrease of 27.1% compared to the 6,626 Bitcoin we mined in 2023. Based on our existing operations and expected deliveries and deployment of miners we have purchased, we anticipate having approximately 38.4 EH/s of total hash rate in operation by the end of 2025. All amounts are inclusive of the effects of the Block Mining Acquisition.

Our Bitcoin Mining operations are focused on maximizing our ability to successfully mine Bitcoin by growing our hash rate (the amount of computer power we devote to supporting the Bitcoin blockchain), to increase our chances of successfully creating new blocks on the Bitcoin blockchain (a process known as “solving a block”). Generally, the greater share of the Bitcoin blockchain’s total network hash rate (the aggregate hash rate deployed to solving a block on the Bitcoin blockchain) a miner’s hash rate represents, the greater that miner’s chances of solving a block and, therefore, earning the block reward. The current block reward is 3.125 Bitcoin plus transaction fees per block (subject to periodic halving, as discussed below). As the proliferation of Bitcoin continues and the market price for Bitcoin increases, we expect additional miner operators to enter the market in response to an increased demand for Bitcoin. As these new miner operators enter the market and as increasingly powerful miners are deployed in an attempt to solve a block, the Bitcoin blockchain’s network hash rate grows, meaning existing miners must increase their hash rate at pace commensurate with the growth of network hash rate to maintain its relative chance of solving a block and earning a block reward. As we expect this trend to continue, we will need to continue growing our hash rate to compete in our dynamic and highly competitive industry.

A key component of the Bitcoin Mining business segment is to acquire highly specialized computer servers (known in the industry as “miners”), which operate application-specific integrated circuit (“ASIC”) chips designed specifically to mine Bitcoin. We deploy such miners at-scale in our Facilities and utilize a combination of air cooled and immersion-cooled environments to maximize miner efficiency. Our Facilities, which are supported by our dedicated best-in-class team, enable our large-scale Bitcoin Mining operations and provide the necessary infrastructure and available power capacity for us to continue scaling our vertically-integrated Bitcoin Mining business. Our miners are some of the most effective and energy-efficient miners available today, and our efficiency is constantly improving as we replace aging miners with new state-of-the-art models. Our miners are deployed in air-cooled environments and in quiet, immersion-cooled environments. By utilizing both methods of cooling we are able to continue growing our hash rate and optimizing our miners’ capabilities. Immersion-cooling provides more efficient heat dissipation and reduced wear-and-tear compared to traditional air-cooled hardware, and with a smaller footprint and lower noise pollution. Air-cooling provides us with greater power benefits as we do not have to divert energy to power the tanks and immersion systems required by immersion-cooling.

During the year ended December 31, 2023, we entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”), with MicroBT Electronics Technology Co., LTD, through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively, “MicroBT”) to secure the long-term supply of state-of-the-art immersion miners from MicroBT, all of which are being manufactured in the United States. Pursuant to the Master Agreement, MicroBT agreed to provide us with ready access to its newest and most powerful miners, at their most competitive prices. Through December 31, 2024, we executed three purchase orders under the Master Agreement to acquire miners with a total hash rate of 31.4 EH/s, for a total purchase price of approximately $550.1 million. Delivery of the MicroBT miners initially began in the fourth quarter of 2023 and will be completed in monthly batches according to the delivery schedules specified under the applicable purchase order. All miners are expected to be received and deployed by mid-2025. Upon full deployment of these state-of-the-art MicroBT miners, we anticipate a total self-mining hash rate capacity of 38.4 EH/s. We have four additional annual options to purchase miners, on the same or more favorable terms as the second purchase order executed under the Master Agreement, through December 31, 2027 which may be further extended by the production and delivery schedule of any additional purchase orders executed under the Master Agreement. These additional miners represent a total hash rate of approximately 75.0 EH/s, assuming we exercise of all four annual purchase options.

Mining Pools

A “mining pool” is a service operated by a mining pool operator that combines the resources of individual miners to share their processing power across a network. Mining pools were created to address the growing difficulty and network hash rate competing for Bitcoin rewards on the Bitcoin blockchain, providing a way to lower costs and reduce the risk of an individual miner’s mining activities. The mining pool operator provides a service that coordinates the computing power of the independent miners participating in the mining pool. Mining pools are subject to various risks such as disruption and down time. In the event that a pool we utilize experiences down time or is not yielding returns, our results may be impacted.

We utilize a type of mining pool that pays Bitcoin rewards utilizing a “Full-Pay-Per-Share” payout of Bitcoin based on a contractual formula. The formula calculates payouts primarily based on the hash rate we contribute to the mining pool, as a percentage of total network hash rate, along with other inputs. Under this system, we are entitled to receive consideration even if the mining pool operator does not successfully solve a block.

Immersion-cooling

Phase I of the development of the Corsicana Facility involved the construction of 400 MW of immersion-cooled Bitcoin Mining infrastructure. We anticipate that immersion-cooling technology will present many unique opportunities to increase efficiencies in Bitcoin mining and are constantly evaluating new and emerging technologies in the Bitcoin ecosystem to make our mining operations more efficient.

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

Engineering

Our Engineering business segment designs and manufactures power distribution equipment and custom engineered electrical products that provide us with the ability to vertically integrate many of the critical electrical components and engineering services necessary for the Corsicana Facility development and Rockdale Facility expansion. This integration helps reduce our execution and counter-party risk in our ongoing and future expansion projects. The specialized talent employed in our Engineering business segment also allows us the opportunity to explore new methods to optimize and develop best-in-class Bitcoin mining operations and has been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

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

In December 2024, we acquired E4A Solutions, LLC (“E4A Solutions”), a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators. This acquisition adds to our vertically integrated strategy by adding engineering expertise to service our own existing and future electrical infrastructure as well as provide solutions and services to the rapidly growing market for electrical infrastructure.

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

Our competition in the Bitcoin mining space fluctuates due to a number of factors, including, but not limited to, the value of Bitcoin rewards for mining and public perception. See more details below under “Industry Trends”. Our main competitors generally include other large, public Bitcoin mining companies. Additionally, we compete with other Bitcoin miners who participate in mining pools.

Industry Trends

Industry Expansion

The price of Bitcoin increased during the first quarter of 2024 due to a new source of demand, the eleven Bitcoin spot Exchange Traded Funds (“ETFs”), which were approved to begin trading by the SEC on January 11, 2024. Significant interest in the ETFs followed their introduction. One such ETF earned recognition as the fastest ETF ever to surpass $10 billion in assets under management since its launch. The ETFs, as investment vehicles, provide a new access point for investors to gain exposure to Bitcoin through more traditional methods. The price of Bitcoin increased again in the fourth quarter of 2024 to all-time highs based on the results of the United States presidential election.

During 2023 and 2024, the Bitcoin mining industry experienced record growth as the price of Bitcoin increased from the lows seen in early 2023. The rising Bitcoin price created renewed opportunities for public companies to access capital markets to fund growth, leading to unprecedent expansion in mining operations. As a result, the size of provisioned hash calculation services on the network increased, as measured by total hash rate. We expect competition within the mining industry to persist as long as Bitcoin prices remain elevated or continue to rise.

Bitcoin Network Changes and Competition

The Bitcoin mining industry recently experienced an increase in transaction fees on the Bitcoin network, as well as an increase in overall demand for Bitcoin. Various protocols on the Bitcoin network gained popularity during 2023, and at various times temporarily resulted in a significant increase in the transaction fees paid to add a certain Bitcoin transaction to the blockchain. These transaction fees are volatile in nature but are paid directly to miners and are representative of public interest in transacting in Bitcoin. Transaction fees are packaged with the block subsidy issued by the Bitcoin network to combine for the total reward paid to miners upon solving a block.

The Bitcoin reward issued by the Bitcoin network for solving a block is subject to periodic incremental halving. The network halving is a preprogrammed, fixed process of the Bitcoin network where the Bitcoin reward for solving a block received by miners is reduced by half approximately every four years, resulting in a predictable and controlled inflationary rate. The network halving will continue to occur on this schedule until the amount of Bitcoin in existence reaches the cap of 21 million. Historically, many Bitcoin miners have been a source of selling pressure on Bitcoin as miners have sold their production to fund operations. After each halving, the decrease in the reward provided to miners from the Bitcoin network may result in a decrease in the supply of Bitcoin sold by miners into the market. The network halving occurred in April 2024, cutting the subsidy from 6.25 to 3.125 Bitcoin per block.

Network difficulty, which is a measure of how hard it is for miners to solve a block on the Bitcoin blockchain (and, thus, earn a mining reward), is determined by the network’s total hash rate (i.e., the total computational power devoted to solving a block), which is adjusted every 2,016 blocks (with a new block being added approximately every ten minutes). Therefore, as more miners join the network and the network’s global hash rate increases, its difficulty will increase. Conversely, if miners leave the network and its hash rate decreases, its difficulty will decrease. We have observed that when the market price for Bitcoin experiences a sustained increase (as it did throughout 2024), new miners are introduced onto the Bitcoin network, increasing its network hash rate, and network difficulty increases as a result. Thus, despite increasing our hash rate by approximately 154.0% from December 31, 2023, to December 31, 2024, the halving in April 2024 and increased network difficulty following increased network hash rate across the periods resulted in an approximately 27.1% decrease in the number of Bitcoin we mined for the year ended December 31, 2024, as compared to the same period in 2023.

Accordingly, as market prices for Bitcoin increase and more miners and hash rate are drawn onto the Bitcoin network, network difficulty and competition will continue to increase, meaning existing miners like us will need to increase their hash rate to maintain and improve their chances of earning a Bitcoin mining reward. To do this, we continually seek out new Bitcoin Mining capacity, including through our acquisition and development of new Bitcoin Mining facilities (such as the Corsicana Facility and the Block Mining Acquisition) and the electricity supply and distribution facilities to service them, as well as other strategic growth opportunities. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the newest and most powerful and efficient miners available.

Vertical Integration

Prior to the halving event, shifts in strategy by prominent Bitcoin miners focused on implementing vertically-integrated business models by investing in infrastructure, and upgrading and expanding fleets at their own facilities rather than renting out space from a third-party’s data center. Vertical integration provides additional control over operational outcomes as well as better management of any input costs such as power and overhead fees. Flexibility, and the ability to manage expenses, becomes increasingly important as the amount of competition on the Bitcoin network expands and the subsidy in Bitcoin provided by the network contracts decreases.

The Company has led the industry by focusing on a vertically-integrated business model since 2021. We continue to focus on building long-term stockholder value by taking strategic actions to further vertically-integrate our business at the current Rockdale Facility, developing the Corsicana Facility, and having acquired the Kentucky Facility and E4A Solutions. Management believes a focus on vertical integration will positively affect each of our business segments by providing increased capacity for our Bitcoin Mining operations, more opportunities for implementing our proprietary power strategy, and by positioning us to capitalize on supply chain efficiencies and electrical engineering services garnered through our Engineering segment. We continue to focus on deploying our efficient Bitcoin Mining fleet, at scale, while realizing the benefits of being an owner and operator of our Facilities.

We anticipate the Bitcoin network will continue to see increased competition and consolidation in the Bitcoin mining industry. Further, given our relative position and liquidity, we believe we are well positioned to benefit from such consolidation. We are continuously evaluating opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, and our business and financial results may change significantly as a result of such strategic growth.

Digital Asset Exchanges

Digital asset exchanges provide trading venues for purchases and sales of Bitcoin. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on Bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for Bitcoin also exist. The value of Bitcoin within the market is determined, in part, by the supply of and demand for Bitcoin in the global Bitcoin market, market expectations for the adoption of Bitcoin, and the volume of peer-to-peer transactions, among other factors.

The shutdowns of certain digital asset exchanges and trading platforms due to fraud or business failure negatively impacted confidence in the digital asset industry as a whole and led to increased oversight and scrutiny of the industry. We did not have any exposure to any digital asset lenders or exchanges who have declared bankruptcy or have suspended operations. We only hold and sell Bitcoin that we have mined or purchased and do not sell, hold, or redeem any Bitcoin for any other parties. Our Bitcoin is held in cold storage wallets by well-known U.S.-based third-party digital asset-focused custodians.

Custody of our Bitcoin

Our Bitcoin is held in cold storage wallets by well-known U.S.-based third-party digital asset-focused custodians, NYDIG Trust Company LLC (“NYDIG”) and Coinbase, Inc., on behalf of itself and Coinbase Custody Trust Company, LLC, and, if applicable, Coinbase Credit, Inc. or Coinbase Custody International Ltd. (collectively, “Coinbase” and, together with NYDIG, our “Custodians”). We may also sell our Bitcoin using our Custodians’ U.S. brokerage services. The cold storage wallets in which our Bitcoin are held are located in the United States. NYDIG is a standalone trust company organized by an institutional-grade New York City bank, which holds our Bitcoin in trust accounts solely for our benefit. Coinbase is established as a New York Trust Company, a fiduciary under New York state law, and is regulated by the New York Department of Financial Services (“NYDFS”). Any Company funds that may be held by Coinbase are legally segregated at the account, sub-account, and on-chain wallet address level. While we believe that our custodial agreements provide our business with reasonable protections for our operations and the safe storage of our digital assets, we make no assurances that storing our digital assets with either NYDIG or Coinbase is free from risk. To the best of our knowledge, NYDIG and Coinbase safely store our digital assets in segregated accounts as represented in the NYDIG Custodial Agreement and the Coinbase Prime Broker Agreement; however, if either, or both, of our Custodians were to be in breach of its agreement, our digital assets could be compromised. Similarly, if NYDIG or Coinbase were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets, though kept in segregated accounts, would be delayed or unrecoverable. For further discussion of our custodial agreements, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodied Bitcoin were considered to be the property of our Custodians’ estates in the event that such Custodian were to enter bankruptcy, receivership or similar insolvency proceedings, there is a risk that we could be treated as a general unsecured creditor of such Custodian, inhibiting our ability to access our Bitcoin. Even if we are able to prevent our Bitcoin from being considered the property of a Custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Bitcoin held by the affected Custodian during the pendency of the insolvency proceedings. To our knowledge, our Custodians have not petitioned for bankruptcy protection, been declared insolvent or bankrupt, made any assignment for the benefit of creditors, or had a receiver appointed for its assets, at any point while we have been a customer. Further, none of our Bitcoin was, as of the time of filing this Annual Report, custodied with any entity that has petitioned for bankruptcy protection, been declared bankrupt or insolvent, made any assignment for the benefit of creditors, or had a receiver appointed for its assets. The recent bankruptcies in the crypto industry and failures of certain financial institutions have not resulted in any loss or misappropriation of any of our Bitcoin nor have such events impacted our access to any of our Bitcoin.

We are not aware of any of our Custodians experiencing excessive redemptions or withdrawals, or having suspended redemptions or withdrawals, of any customer assets (Bitcoin, crypto, or otherwise). Further, we have not experienced any loss of, or access to, our Bitcoin custodied with our Custodians, we have never been unable to account for such Bitcoin assets, and we are not aware of our Custodians having ever been unable to account for our Bitcoin assets or the crypto assets of its other customers.

To the extent we sell any of our Bitcoin custodied with either NYDIG or Coinbase, these transactions are done through the Custodian’s U.S. brokerage services, which are registered with the Financial Crimes Enforcement Network (“FINCEN”) and hold NYDFS Bitlicenses. Such brokered sales are made primarily through market-making transactions with institutional grade investors. While we do not know the identity of the purchasers in such brokered sales of our Bitcoin, each of our Custodians have made all customary representations to us regarding its compliance with all Know Your Customer and Anti-Money Laundering (“KYC/AML”) regulations applicable to such brokered sales of our Bitcoin. Our agreements with such brokerage services require them to comply with all applicable FINCEN and NYDFS rules and regulations, and with respect to the NYDIG Custodial Agreement, the Office of Foreign Assets Control’s rules and regulations, including with respect to KYC/AML.

Insurance

We maintain property insurance coverage for our mining hardware, buildings, and infrastructure. This includes coverage for business interruption, earthquakes, flood and tornadoes. We also maintain cybersecurity coverage, casualty, general liability, pollution and builders’ risk insurance policies. We believe each Custodian maintains limited insurance policies covering the pool of digital assets it custodies against certain events of loss, such as theft. We do not carry additional insurance coverage on our Bitcoin holdings. We engage our insurance broker annually to solicit underwriters to provide proposals to renew our current coverage or update our policies to meet our needs, prior to the policies’ expiration.

Research and Development

In 2022, we initiated development of the Corsicana Facility to expand our Bitcoin Mining capabilities on a 265-acre site in Navarro County, Texas, located next to the Navarro Switch. Once complete, we expect the Corsicana Facility to have one GW of developed capacity for Bitcoin Mining or for other business purposes.

Phase I of the development of the Corsicana Facility involved the construction of 400 MW of immersion-cooled Bitcoin Mining infrastructure, as well as a high-voltage power substation and transmission facilities to supply power and water to the facility. Construction of Phase I was completed during the year ended December 31, 2024. We are currently evaluating the feasibility of developing the approximately 600 MW of remaining power capacity at the Corsicana Facility for AI/HPC operations.

Materials and Suppliers

We maintain several key supplier relationships that are important to our business for securing mining hardware, infrastructure components and other materials. Due to the complexity of developing mining hardware, only a few suppliers can produce ASICs miners at scale. All of our miner purchases in 2024 were from MicroBT. Our potential purchase orders with MicroBT may have future delivery schedules that extend out many months before those miners are delivered to our Facilities. These delivery timeline fluctuations require us to plan to purchase miners well in advance of their anticipated deployment.

The development and potential expansion of our Facilities require significant quantities of electrical infrastructure components and construction materials. We seek to procure these materials from our suppliers in sufficient quantities to ensure we can deploy miners at scale on accelerated timelines. Additionally, our immersion-cooled Bitcoin Mining activities require large volumes of specialized non-conductive fluid, for which there are limited manufacturers.

Global Logistics

Global supply chain logistics have continued to cause delays across all distribution channels. Similarly, we have also experienced delays in certain miner delivery schedules and infrastructure development schedules due to constraints in the global supply chains for miners, electricity distribution equipment and construction materials. Through the date of this Annual Report, we have effectively mitigated any delivery delays to prevent material impacts on our miner deployment schedule; however, there are no assurances that we will be able to continue mitigating any such delivery delays in the future.

Additionally, the development and potential expansion of our Facilities require large quantities of construction materials, specialized electricity distribution equipment and other component parts that can be difficult to source. To help mitigate global supply chain logistics and pricing concerns, we have procured and hold many of the required materials. We continue to monitor global supply chain developments and assess their potential impact on our expansion plans.

Regulatory

We anticipate that Bitcoin mining will be a focus for potentially increased regulation in both the near- and long-term, and we cannot predict how future regulations may affect our business or operations.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals (“SDNs”) and Blocked Persons List. Our policies prohibit transactions with SDNs, and we take measures to prevent transactions that do not comply with OFAC and other applicable sanctions, including establishing a risk-based compliance program that has policies, procedures and controls designed to prevent us from having unlawful business dealings with prohibited countries, regions, individuals or entities, however, due to the pseudonymous nature of blockchain transactions, and our reliance on third-party vendors to identify and prevent transactions with SDNs, we may unknowingly engage in transactions with SDNs, despite our best efforts.

State regulation of Bitcoin mining and related energy consumption is an important consideration with respect to where we conduct our mining operations. The Rockdale Facility and the Corsicana Facility are both located in the State of Texas. To the extent that there is any state regulation of Bitcoin mining or issues relating to the energy grid which may affect Bitcoin mining, we believe the State of Texas is likely to remain one of the most favorable regulatory environments for Bitcoin miners. In 2024, we acquired Block Mining in the Commonwealth of Kentucky, which also maintains a favorable regulatory environment for Bitcoin mining. In 2025, we announced a process for evaluating potential AI/HPC uses for the remaining 600 MW of capacity at the Corsicana Facility. Accordingly, we will monitor potential regulatory developments affecting data centers more broadly and their affiliated energy use.

In March 2024, the SEC issued a final rule requiring climate-related disclosures in public company annual reports and registration statements for the year ending December 31, 2025 for large accelerated filers. We have been evaluating the impact this rule may have on our disclosures, though due to ongoing litigation, the rule has been stayed, and due to the change in administration, we anticipate that the rule may ultimately be rescinded.

In January 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), Office of the Comptroller of the Currency, and FDIC issued a joint statement regarding perceived risks to banks with clients in crypto asset industries. In January 2023, the Federal Reserve also issued a policy statement expanding its regulatory authority to limit the activities of state-chartered banks. Several leaders in the U.S. Congress sent oversight letters to the prudential regulators pushing back on any efforts to place limits on banking activity for digital asset industries. In 2025, legislation and potential rules addressing fair access to banking are being considered to prevent such limitations. To mitigate any potential regulatory risks with respect to financial services, we have diversified our banking relationships to mitigate any potential regulatory risk with respect to financial services.

Additionally, in January 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets, with the intention of developing a regulatory framework for the digital asset industry. In 2024, the U.S. House of Representatives passed a bill titled the Financial Innovation and Technology for the 21st Century Act, aiming to provide a market structure for digital assets, although it did not receive consideration in the Senate. In January 2025, the House renewed its Subcommittee, and the Senate Banking Committee also announced its own Subcommittee on Digital Assets, with the shared goal of developing a regulatory framework. We anticipate that such a market structure may be considered by both houses of Congress in 2025.

In January 2024, a decade after initial applications were filed, the SEC approved a series of spot Bitcoin exchange-traded funds, which have received billions of dollars of in-flows. In 2025, the SEC established a working group that aims to establish regulatory certainty for digital asset industries.

Also in January 2024, the U.S. Energy Information Administration initiated a provisional survey to collect electricity consumption information from cryptocurrency mining companies operating in the United States. The survey was authorized by the Office of Management and Budget as an emergency data request; however, it was subsequently withdrawn following a successful lawsuit led by us and the Texas Blockchain Council.

In 2023 and 2024, leaders on both the U.S. House Financial Services Committee and U.S. Senate Banking Committee expressed interest in passing legislation to provide additional regulatory authority to address risks related to the use of digital assets in illicit financial activity. The U.S. Treasury Department also requested additional authorities to address such risks. However, we have not seen sufficient support emerge in favor of any particular proposal at this time to anticipate any specific changes. The Trump administration has instead signaled a stronger focus on the benefits of digital assets as opposed to the risks, appointing a first-ever AI and Crypto Czar to foster growth in the industries in the U.S., and so we continue to see insufficient support for any particular proposal to advance additional regulatory measures to address risks in this space at this time.

We are aware that members of the U.S. House Committee on Ways and Means, along with other leaders, are considering changes to the tax treatment of Bitcoin. Potential changes could include taxing Bitcoin like similarly situated commodities at the point of sale, rather than at the point of mining as well as capital gains at the point of sale. Additionally, we are aware of members considering a de minimis exemption for low-dollar Bitcoin transactions similar to the exemption that exists for foreign currencies, which could facilitate broader adoption of the asset at the consumer level.

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

Environmental

Concerns have been raised over the quantity of energy used for Bitcoin mining, particularly the environmental effects of energy from non-renewable sources. Many media reports focus exclusively on the energy requirements of Bitcoin mining but fail to include discussion of its positive contributions to other customers on the electrical grid. Bitcoin mining operations can be quickly curtailed, uniquely positioning businesses that engage in Bitcoin mining to respond to increased electricity demand in emergency situations. Throughout 2024, we voluntarily curtailed our operations’ energy consumption to allow our energy providers to redirect our power allotment back into the Electric Reliability Council of Texas (“ERCOT”) and Midcontinent Independent System Operator (“MISO”) markets during extreme weather events. Such actions helped to stabilize the grid by allowing our power allotment to be delivered to the areas of greatest need, such as heating homes and powering hospitals. In exchange for powering down our systems during times of high electricity demand, we receive benefits associated with the difference between our contractual cost of power and the price at which such power is sold on the ERCOT and MISO markets. Additionally, we voluntarily participate in load response programs operated by ERCOT and MISO, whereby we temporarily give ERCOT and MISO the right to curtail a set portion of our power load at their discretion in exchange for a fee. Overall, our operations incentivize the development of new power generation capacity and our actions help to reduce the frequency and impact of power failures and electricity price surges, which benefits are shared by us and all participants in the ERCOT and MISO markets.

Human Capital Resources

During the past year, we have made substantial investments in our workforce to attract and retain best-in-class employees, substantially growing our employee base, while internally promoting individuals to key positions across the Company. As of December 31, 2024, our total workforce consisted of approximately 783 employees across our entire organization, including professionals in engineering, information and technology, construction, manufacturing, finance, legal, communications, and Bitcoin Mining operations. Of our total workforce, approximately 629 employees were in engineering, construction, manufacturing, and Bitcoin Mining operations and approximately 154 employees were in a general or administrative support function, such as information and technology, finance, legal or communications. As of December 31, 2024, approximately 28% of our workforce was in Colorado, 70% was in Texas, and 2% was in Kentucky.

Our human capital resources strategy aims to align the interests of our employees with our key long-term success drivers. To support execution of this strategy, we have implemented a long-term performance incentive program, under which all eligible employees are granted a combination of service-based restricted stock awards that generally vest over a three-year period and performance-based restricted stock awards that are eligible to vest based on achievement of specific performance or total stockholder return milestones. During 2023, certain employees under the long-term performance program were eligible to receive cash in lieu of restricted shares of our common stock awards based on achievement of these same performance milestones. We believe our performance program is a key incentive for our employees aligning their long-term interests with our long-term objectives as an organization.

In addition to our long-term incentive program and competitive cash compensation practices, our employees are provided with excellent health benefits, paid maternal and parental leave, paid time off, and additional benefits.

We recognize the positive impact that leaders within a company can have on their teams, and we believe every employee is and should be a leader within our Company. Consequently, in addition to seeking out top talent from outside of our organization to foster this positive impact, we offer management and executive leadership training and encourage the continuous development of leaders across the Company, and motivate every employee to take ownership over their impact on our success.

We seek to attract a pool of best-in-class candidates and foster their career growth by hiring the best talent available, rather than relying solely on educational background. In support of such initiative, we actively seek candidates from local communities and large cities alike, with a variety of backgrounds and a goal of providing long-term, growth-oriented careers for each employee. We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, and fair.

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

Bitcoin Mining Results

Bitcoin Mining Production, Purchases, and Sales

One way we measure the success of our operations is by the number and U.S. Dollar value of the Bitcoin rewards we earn from our Bitcoin Mining activities. The following table presents information regarding our Bitcoin Mining operations, including production, purchases, and sales of Bitcoin.

	Quantity	Amounts
Balance as of January 1, 2022	4,884	$150,593
Revenue recognized from Bitcoin mined	5,554	156,870
Proceeds from sale of Bitcoin	(3,425)	(79,529)
Exchange of Bitcoin for employee compensation	(39)	(1,495)
Realized gain on sale/exchange of Bitcoin	—	30,346
Impairment of Bitcoin	—	(147,365)
Balance as of December 31, 2022	6,974	109,420
Cumulative effect upon adoption of ASU 2023-08	—	5,994
Revenue recognized from Bitcoin mined	6,626	188,996
Bitcoin receivable	(21)	(878)
Proceeds from sale of Bitcoin	(6,185)	(176,219)
Exchange of Bitcoin for employee compensation	(32)	(869)
Change in fair value of Bitcoin	—	184,734
Balance as of December 31, 2023	7,362	311,178
Revenue recognized from Bitcoin mined	4,828	321,002
Bitcoin receivable	5	(625)
Acquisitions of Bitcoin	5,784	577,500
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(45)	(2,478)
Change in fair value of Bitcoin	—	457,409
Balance as of December 31, 2024	17,722	$1,654,468

The Bitcoin rewards earned from our Bitcoin Mining operations were 6,626 Bitcoin in 2023 and 4,828 Bitcoin in 2024, representing a decrease of approximately 27.1%. Revenue recognized from our Bitcoin Mining activities increased from approximately $189.0 million during 2023 to $321.0 million during 2024, representing an increase of approximately 69.8%. The increase in revenue was primarily due to an increase in Bitcoin prices and rewards earned as a result of an increase in our deployed hash rate of 12.4 EH/s as of December 31, 2023, to 31.5 EH/s as of December 31, 2024, partially offset by the impact of the halving in April 2024.

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

Halving

Further affecting the industry, particularly for the Bitcoin blockchain, the Bitcoin reward for solving a block is subject to periodic incremental halving. The reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone four halving events since its inception on the following dates: (1) on November 28, 2012, at block height 210,000; (2) on July 9, 2016, at block height 420,000; (3) on May 11, 2020, at block height 630,000; and (4) on April 19, 2024 at block height 840,000, when the reward was reduced to its current level of 3.125 Bitcoin per block. The next halving for the Bitcoin blockchain is currently anticipated to occur in mid-2028 at block height 1,050,000. Many factors influence the price of Bitcoin, and potential increases or decreases in prices in advance of or following a future halving is unknown.

Network Hash Rate and Difficulty

A Bitcoin miner’s probability of solving a block on the Bitcoin blockchain and earning a Bitcoin reward generally depends on the miner’s hash rate in relation to the global network hash rate. As more powerful miners have been deployed, the Bitcoin network’s difficulty has consequently increased. Network difficulty is adjusted every 2,016 blocks (approximately every 2 weeks) to maintain an average time of approximately ten minutes between each block validation. A higher network difficulty means more computational power is required to solve a block and earn a Bitcoin reward. This, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners increase their hash rate, the global network hash rate will continue to grow, meaning a miner’s share of the global network hash rate will decline if it fails to deploy additional hash rate at scale with the industry.

For further discussion of the factors affecting our profitability, see the discussion under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Summary of Bitcoin Activity” of this Annual Report, as well as the discussion of various risks, factors, and uncertainties we believe may affect our revenue and results of operations under Part I, Item 1A. “Risk Factors” of this Annual Report.

Performance Metrics

We aim to mine Bitcoin by utilizing our miners to solve blocks. In exchange for solving a block, we receive a Bitcoin reward, which we can either hold or sell on the market to generate cash.

Hash Rate

Bitcoin miners typically measure their performance in terms of hash rate, which is the number of cryptographic hashing algorithms solved (or “hashes”) per second. Generally, miners (or mining pools) with a greater hash rate relative to the global Bitcoin network hash rate at a given time will, over time, have a greater chance of earning a Bitcoin reward, as compared to miners with relatively lower total hash rates.

However, as the relative market price of Bitcoin increases, more miners are incentivized to mine Bitcoin, which increases the global network hash rate. Therefore, to remain competitive, miners seek to continually increase their total hash rate, creating a feedback loop: as Bitcoin gains popularity and its relative market price increases, more miners attempt to mine Bitcoin and its global network hash rate is increased; in response, existing miners and new miners devote more and more hash rate to the Bitcoin blockchain by adding more, and increasingly powerful, miners to attempt to ensure their ability to earn additional Bitcoin rewards. As a result, the network difficulty of the Bitcoin network is increased to maintain the pace of new block additions, spurring miners to seek to deploy yet further hash rate to earn the same relative number of new Bitcoin rewards. In theory, this process should continually replicate itself until the supply of available Bitcoin is exhausted.

Miners have attempted to boost their hash rate by deploying increasingly sophisticated miners in larger quantities. This has led to an “arms race” within the Bitcoin mining industry. There are very few miner manufacturers capable of producing the necessary number of high-quality miners to meet this demand, creating scarcity and driving up prices. Furthermore, it has been noted that some manufacturers may increase prices for new miners in response to the rising market price of Bitcoin.

Intellectual Property

We actively utilize specific hardware and software for our Bitcoin Mining operations. The Bitcoin blockchain is primarily built on open-source code and, in certain cases, the source code and other software assets we use in our Bitcoin Mining operations may be subject to an open-source license. For these works, we adhere to the terms of any license agreements that may be in place.

We currently rely on trade secrets, trademarks, service marks, trade names, copyrights, and other intellectual property rights. Additionally, we may obtain licenses to use intellectual property rights owned and controlled by others. Furthermore, we have developed and may continue to develop certain proprietary software and hardware applications in connection with Bitcoin Mining operations, including our immersion-cooled Bitcoin Mining developments.

Information About Our Executive Officers

The following sets forth the name, age, and position of each of the persons who were serving as executive officers as of the filing of this Annual Report.

Name	Age	Position
Jason Les	39	Director and Chief Executive Officer (principal executive officer)
Benjamin Yi	42	Director and Executive Chairman
Colin Yee	49	Executive Vice President, Chief Financial Officer (principal financial officer)
William Jackman	41	Executive Vice President, General Counsel and Secretary
Jason Chung	43	Executive Vice President, Head of Corporate Development & Strategy
Ryan Werner	45	Senior Vice President, Chief Accounting Officer (principal accounting officer)
Stephen Howell	49	Senior Vice President, Chief Operating Officer

Jason Les (age 39) has served as our Chief Executive Officer (“CEO”) since February 2021 and as a member of our Board of Directors (“Board”) since November 2017. He has been deeply involved with Bitcoin since 2013, with significant experience in Bitcoin mining, as an engineer studying protocol development, and contributing to open-source projects. Mr. Les was previously a founding partner of Binary Digital from May 2017 to November 2020, a software-development company where he led the engineering team and coordinated project development for artificial intelligence, reverse engineering, and inter-software compatibility projects. Additionally, his background includes over a decade of unique experience as a former professional heads-up poker player. He holds a Bachelor of Science, Computer Science from the University of California, Irvine.

Benjamin Yi (age 42) has served as our Executive Chairman since May 2021, as a member of the Board since October 2018, and as Chairman of the Board from November 2020 through May 2021. In this role, he is directly involved in our day-to-day operations, playing a key role in setting and fulfilling the Board’s strategic aims for the Company. Mr. Yi brings significant corporate governance experience to Riot’s Board and executive management team, having served as an independent director and committee chair of several private and public companies. Prior to joining Riot, Mr. Yi led capital markets and corporate development at IOU Financial, a fin-tech enabled lender to small businesses across North America and investee company of Neuberger Berman from January 2017 through May 2021. Mr. Yi brings almost two decades of unique capital markets experience to the Company, and a particular expertise in fintech, specialty finance, and investing throughout a company’s capital structure. Mr. Yi holds a Bachelor of Commerce, specialist in Finance, major in Economics from University of Trinity College and a Master of Finance from University of Toronto – Rotman School of Management.

Colin Yee (age 49) has served as our Executive Vice President, Chief Financial Officer (“EVP-CFO”) since July 2023, and served as our Chief Financial Officer from September 2022 to July 2023. Previously, he was our Head of Corporate and Financial Operations from April 2022 to September 2022. Prior to joining Riot, Mr. Yee founded Clear Capital Management Corporation which has been operating since September 2007. He served as the Chief Operating Financial Officer of Avebury Partners, a leading asset management firm that operates within the real estate, geothermal exchange, and construction sectors, from March 2021 to March 2022. From 2016 to 2021, Mr. Yee served as the CFO for Forum Equity Partners, a large private equity firm specializing in real estate, renewable energy and infrastructure. Mr. Yee is a Chartered Professional Accountant and holds a Bachelor of Science in Cellular Biology and a Bachelor of Commerce in Accounting from the University of Calgary.

William Jackman (age 41) has served as our Executive Vice President, General Counsel and Secretary, (“EVP-General Counsel”) since September 2022, and as General Counsel and Secretary since July 2021. As a member of the executive team, Mr. Jackman manages the Company’s legal affairs, drawing upon his unique business and legal acumen to navigate strategic decisions and develop innovative solutions to complex challenges. Previously, Mr. Jackman represented S&P 500 companies as well as other public companies in the areas of securities laws, mergers and acquisitions, and power generation. Prior to joining Riot, Mr. Jackman was a

Leader of Public Companies and Securities at Roger Towers, P.A., one of Florida’s oldest and most established law firms, from March 2018 to January 2022. Additionally, he was a Senior Corporate Attorney at Holland & Knight LLP, a multinational law firm, from May 2014 through August 2017. Mr. Jackman holds dual Juris Doctorate law degrees from the Universities of Windsor and Detroit, as well as an MBA from Nova Southeastern, and is a member of the New York, Florida, and Ontario Bar Associations.

Jason Chung (age 43) has served as our Executive Vice President, Head of Corporate Development & Strategy (“EVP-Head of Corporate Development & Strategy”) since July 2023, and Head of Corporate Development & Strategy from June 2022 to July 2023. Mr. Chung spearheads the coordination of Riot's corporate development, capital markets, and investor relations efforts. Mr. Chung brings two decades of experience in investment banking and a wealth of knowledge in corporate finance to Riot. Prior to joining Riot, Mr. Chung served as Managing Director, M&A, at Nomura Holdings, Inc. from March 2017 through June 2022 and Executive Director, Mergers & Acquisitions from March 2014 through December 2016 where he advised global clients on cross-border transactions in the technology sector across multiple countries, including the US, Canada, Germany, Japan, Korea, France, and Singapore. Mr. Chung’s investment banking career spanned nearly $20 billion in mergers and acquisitions transactions and included building and growing advisory teams. Mr. Chung is a CFA charter holder and earned a Bachelor of Commerce and Finance degree, minoring in History, from the University of Toronto.

Ryan Werner (age 45) has served as our Senior Vice President and Chief Accounting Officer since September 2022. Previously, Mr. Werner served as our Vice President of Finance from March 2021 to September 2022. Mr. Werner is responsible for the leadership and oversight of our public accounting function, leading the Company’s team of accounting and finance professionals. Prior to joining Riot, Mr. Werner was a Senior Director, Real Estate and Transactions Accounting at UDR, an S&P 500 constituent and multifamily real estate investment trust, from March 2013 through March 2021. Mr. Werner began his career in Ernst & Young’s audit practice, where he was a Senior Manager and specialized in publicly traded companies. Mr. Werner is a Certified Public Accountant and holds a Master of Accounting and Information Systems degree, as well as a Bachelor of Science in Accounting & Business Administration degree, both from the University of Kansas.

Stephen Howell (age 49) has served as our Senior Vice President and Chief Operating Officer (“COO”) since June 2024. Mr. Howell has also served as Chief Executive Officer at ESS Metron, LLC (“ESS Metron”), a leading manufacturer of power distribution centers, portable substations, low and medium voltage switchgear, custom controls and relays since December 2021. Previously, Mr. Howell served as Director of Business Development – South at ESS Metron from October 2019 through December 2021. Prior to his role at ESS Metron, Mr. Howell served as VP, Senior Sales Representative at Castleman Power Systems International, LLC, a power developer and technology solutions provider, from October 2011 through October 2019. From January 2006 through October 2011, Mr. Howell served as Outside Sales Executive for Consolidated Electrical Distributors, an electrical solutions distributor and product supplier. Mr. Howell served as Estimator and Project Manager for Integrated Electrical Services Holdings, Inc., an integrated electrical design and installation company from January 2004 through January 2006, and as Outside Sales Engineer at Eaton Corporation plc, a power management and electrical systems company from January 2000 through January 2004. Mr. Howell holds dual Bachelor of Science degrees in industrial distribution and marketing from the University of Alabama at Birmingham.

There are no familial relationships among our executive officers and any directors. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any of such executive officers were selected.

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

Additional Information

We file or furnish periodic reports and amendments thereto, including our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. These reports, and any amendments thereto, as filed with the SEC, can be accessed, free of charge, on the SEC’s website www.sec.gov. These documents may also be accessed on our website: www.riotplatforms.com through a link in the “Investors” section. The contemplated documents are placed on our website as soon as reasonably practicable after their filing with the SEC. The information posted on our website is not incorporated by reference into this Annual Report.

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. This section should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and the consolidated financial statements and accompanying notes.

Risks Related to Our Business

Our success depends on external factors affecting the Bitcoin industry.

The Bitcoin industry has historically been subject to various risks relating to Bitcoin, as an asset, which have adversely affected the market price of Bitcoin. Ownership of Bitcoin has, historically, been concentrated in a relatively small number of persons or entities that, collectively, hold a significant number of Bitcoin (referred to as “whales” in the Bitcoin industry). While ownership of Bitcoin has diversified significantly in recent years, whales continue to exist whose market activity (e.g., sales of large numbers of Bitcoin) could have an adverse effect on the demand for, and market price of, Bitcoin, which could have an adverse effect on our business and results of operation. Further, while larger, increasingly regulated exchanges with greater transparency and oversight have begun to proliferate, the Bitcoin economy remains nascent and largely opaque. The venues for Bitcoin transactions may experience greater operational problems and be exposed to a greater risk of facilitating unethical, fraudulent or illicit transactions (such as “wash trading”), than traditional financial markets and securities exchanges. Digital asset trading platforms may also be susceptible to “front-running” activity, which is the process by which someone uses technology or market advantage to obtain prior knowledge of upcoming transactions allowing bad actors to take advantage of forthcoming price movement and make economic gains at the cost of those who introduced the transactions. Front-running is a frequent activity on centralized and decentralized digital asset trading platforms. Further, venues for Bitcoin transactions do not typically make complete information regarding their ownership structure, management teams, corporate practices, and regulatory compliance available to the public, who are, therefore, unable to verify the impartiality of such venues in respect of the Bitcoin transactions they facilitate. As a result of such lack of regulation and transparency, as well as the risk posed by Bitcoin whales, wash trading and front-running, the public may lose confidence in Bitcoin transactions and the price integrity of the digital asset, which could adversely affect the market price of Bitcoin, perhaps materially, which would have an adverse impact on our business and results of operations.

There is a finite supply of Bitcoin, and the number of new Bitcoin rewarded per block algorithmically decreases over time, which poses a risk to our business.

We earn revenue from Bitcoin Mining principally by earning Bitcoin rewards for solving blocks on the Bitcoin blockchain; however, the supply of new Bitcoin introduced to the market via Bitcoin mining is finite, permanently capped at 21,000,000 coins, with the last new Bitcoin expected to be mined in the year 2140 (approximately 115 years from now) according to experts. As of December 31, 2024, there were approximately 19.8 million Bitcoin in circulation. Accordingly, once the final new Bitcoin is introduced into the market, we will no longer earn revenue from Bitcoin Mining by earning Bitcoin rewards for solving a block. Instead, our Bitcoin Mining revenue will be dependent on the fees we earn from the transactions recorded on the blocks we solve. Historically, such transaction fees have been low; however, we have observed that, as the number of new Bitcoin introduced into the market is reduced in each halving, and as Bitcoin ownership and transactions in Bitcoin continue to proliferate, the fees charged for recorded transactions on the Bitcoin blockchain have increased. We cannot, however, predict whether such transaction fees will increase sufficiently to replace the value of earning new Bitcoin once the last Bitcoin is mined in the year 2140, and, therefore, we cannot guarantee that we will be able to earn sufficient revenue from Bitcoin Mining for our Bitcoin Mining business to continue as a going concern. Should any of these events occur, our business and results of operation may suffer, and the price of our securities may be affected, perhaps materially.

We operate in a highly competitive market and if we fail to grow our hash rate, in a cost-effective manner, we may be unable to compete.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hash rate, relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect that the demand for

Bitcoin will continue to increase, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a Bitcoin miner’s chance of earning Bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new more effective and energy-efficient miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hash rate to keep up with a growing global network hash rate.

These new miners are highly specialized servers that are difficult to produce at scale. As a result, there are limited producers capable of supplying large numbers of sufficiently effective miners, and, as demand for new miners has increased, and will likely continue to increase, in response to increased Bitcoin prices, we have observed that the price of these new miners has also increased. If we are unable to acquire enough new miners or otherwise access sufficient capital to fund acquisitions to grow our hash rate, our results of operations and financial condition could be adversely affected, as could investments in our securities.

We may be impacted by macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease and the resulting global supply chain crisis.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic continue to persist and may also have long-lasting adverse impact on us and our industry. There are continued risks arising from new pandemics, epidemics or outbreaks of disease which may exacerbate port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of new miners, as well as critical materials needed for our expansion plans. Further, miner manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized ASIC chips miners we rely on, and by increased labor costs to manufacture new miners as workforces and global supply chains may further be impacted by global outbreaks of various epidemics or disease, ultimately leading to continually higher prices for new miners. Thus, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners, and we may face difficulties obtaining the new miners we need at prices or in quantities we find acceptable, if at all, and our business and results of operations may suffer as a result.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in crypto-related activities.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with crypto may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, and we are unable to secure alternative services, they could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

We may be unable to access sufficient additional capital for future strategic growth initiatives.

The expansion of our miner fleet and Facilities are capital-intensive projects, and we anticipate our future strategic growth initiatives will similarly require significant capital. While we plan to raise additional capital to fund these initiatives, there is no guarantee that we may be able to do so in a timely manner, in sufficient quantities, or on favorable terms, if at all. If we are unable to secure the necessary capital, our ability to execute on these growth initiatives may be hindered, potentially reducing our competitiveness in the industry. The results of our operations and financial condition may suffer, and the market price for our securities may be materially and adversely affected.

We face potential risks and challenges in evaluating and leveraging our remaining power capacity for AI/HPC uses.

The demand for power in emerging and evolving industries, such as AI and HPC, has increased. We believe that by maintaining a clear and transparent focus on both our Bitcoin Mining activities and evaluating expansion into emerging, high-demand markets, we can deliver long-term value for our stockholders. In January 2025, we launched a formal process to evaluate the feasibility of developing the approximately 600 MW of remaining power capacity at the Corsicana Facility for artificial intelligence AI/HPC uses. As we evaluate the potential uses for our remaining power capacity at the Corsicana Facility, and determine if a pivot to AI/HPC is appropriate, we could face reputational harm, liability and adverse financial results making our evaluation of our business and future prospects uncertain. Deviating from Bitcoin Mining focus may harm our reputation with a variety of stakeholders, including investors, stockholders, employees, and the broader crypto industry. If we are unable to maintain, or strengthen, our reputation and brand recognition and are not able to timely and appropriately adapt to changes in our business environment, our business and the market price for our securities may be materially and adversely affected, and the results of our operations and financial condition may suffer.

We may not be able to timely complete our future strategic growth initiatives or within our anticipated costs estimates, if at all.

Our strategic growth initiatives may require construction, expansion or conversion of associated power facilities, which may expose us to significant risks that we may otherwise not be exposed to, including risks related to: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part, of inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics or other public health crises; unanticipated environmental issues and geological problems; delays related to permitting and approvals to commence operations from public agencies and utility companies; delays in site readiness leading to our failure to meet commitments made in connection with such expansion; and delay or halts related to evaluations of strategic growth initiatives.

All construction-related projects depend on the skill, experience, and attentiveness of our personnel throughout the design and construction process. Should a designer, general contractor, subcontractor or key supplier experience financial difficulties or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

If we are unable to mitigate these risks and complete our growth initiatives on schedule and within our anticipated costs, if at all, deployment of any newly acquired miners and implementation of new strategies into our business may be delayed. Such delays or implementation failures may hinder our ability to realize anticipated benefits, and our business and financial condition may suffer as a result.

Global economic and geopolitical events, policies and conflicts may adversely affect our business, financial condition and results of operations.

We may be exposed to price volatility and uncertainty in our supply chain due to geopolitical crises and economic downturns such as recessions, rising inflation, tariffs, social, political and economic risks, conflicts and acts of war, sanctions and other restrictive actions by the United States and/or other countries. Changes in policy positions and priorities from the new U.S. government administration could increase this price volatility and uncertainty. Such crises will likely continue to have an effect on our ability to do business in a cost-effective manner. Inflationary pressures, as well as disruptions in our supply chain, have increased the costs of goods, services and personnel, which have in turn caused our capital expenditures and operating costs to rise. Additionally, these crises may discourage investment in Bitcoin and investors may shift their investments to less volatile assets. The effects of such global economic shifts, worsening inflationary issues, changes in policy, and geopolitical events could adversely affect our ability to access the capital and other financial markets, as such, we may be required to consider alternative sources of funding for our growth and operations which may increase our cost of capital. Such events and conditions could have a materially adverse effect on our business, operations, or financial results and the value of the Bitcoin we mine.

Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.

Strategic acquisitions, such as the Block Mining Acquisition and the E4A Solutions Acquisition, both in 2024, and the  acquisitions of Whinstone US, Inc. (“Whinstone”) and ESS Metron, both in 2021, are key to our growth strategy. The success of any acquisition depends, in part, on our ability to integrate the acquired business and realize the anticipated synergies. Integration may involve unforeseen difficulties, require a disproportionate amount of our management’s attention, and may necessitate reallocating resources, both financial or otherwise.

We may encounter challenges in the integration process, including: difficulties associated with managing the resulting larger and more complex company, aligning administrative and corporate structures, standards, controls, procedures and policies, integrating business cultures, hiring and retaining key employees, conforming compensation and benefits structures, coordinating geographically dispersed operations, and delivering on our strategy going forward.

Acquisitions may expose us to new liabilities and risks, some of which may be unknown. Although we and our advisors conduct due diligence on the operations of the businesses we acquire, there can be no guarantee that we are aware of all liabilities associated with an acquired company. These liabilities, and any additional risks and uncertainties related to an acquired company not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition, and results of operations.

We can give no assurance that we will be able to effectively integrate and manage the operations of any acquired business or realize anticipated synergies. Failure to successfully integrate an acquired business could have a material adverse effect on our financial condition and results of operations.

We may experience increased compliance costs as a result of our strategic acquisitions.

Future strategic acquisitions may come with substantial compliance burdens, potentially limiting our ability to achieve the anticipated benefits of such acquisitions. These burdens may require our management and personnel to divert attention from other functions, increasing costs and diverting resources. As a result, our ability to realize the expected advantages of such strategic acquisitions may be affected, and our business, results of operations, and financial condition may suffer as a result.

We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings and the issuance of debt and plan to raise additional capital through similar offerings in the future, and our inability to do so on favorable terms may adversely affect our operations and the market price of our securities.

We have raised capital to finance the strategic growth of our business through public offerings of our common stock and the issuance of debt, and plan to raise additional capital through similar offerings to fund current and future expansion initiatives. We may not be able to secure additional debt or equity financing on favorable terms, if at all, which could hinder our growth and adversely impact our operations. In 2022 and 2023, a number of digital asset platforms and exchanges filed for bankruptcy and/or became the subjects of investigation by various governmental agencies for, among other things, fraud. These disruptions in the crypto asset market may impact our ability to obtain favorable financing. If we raise additional equity financing, stockholders may experience dilution of their ownership interests, and the per share value of our common stock could decline. If we are unable to generate sufficient cash flows to support our strategic growth, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or obtaining additional equity financing on terms that may be onerous or highly dilutive. Furthermore, as we engage in debt financing, in the event of bankruptcy, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional debt or take other actions, including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We have a history of operating losses, and we may report additional operating losses in the future.

Our primary focus is on vertically integrating our Bitcoin mining, and we have recorded historical losses and negative cash flow from our operations when the value of Bitcoin we mine does not exceed our associated costs. Further, as part of our strategic growth plans, we have made capital investments in expanding and vertically integrating our Bitcoin Mining operations, increasing our employee base, and incurring additional costs associated with owning and operating a self-mining facility. However, future market prices of Bitcoin are difficult to predict, and we cannot guarantee that our future Bitcoin Mining revenue will exceed our associated costs.

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

These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the digital asset industry as a whole. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could have a material adverse effect on the market price for our securities.

We depend on attracting and retaining officers, managers, and skilled professionals.

Our success depends on our ability to hire, retain and motivate talented  leadership, and professionals. We cannot guarantee employee retention, which may inhibit our management functions, strategic development, and other critical functions. Our growth may be constrained by human capital resource limitations as we compete with other companies for skilled employees. Strategic action must be taken to expand and develop our pool of management and skilled employees to meet the demands of our corporate functions. If we are not able to do so, our business, and thus our ability to grow, may be materially adversely affected.

Risks Related to the Price of Bitcoin

Our ability to achieve profitability is largely dependent on the price of Bitcoin, which has historically been volatile.

Our ability to achieve profitability is largely based on our assumptions regarding the future value of Bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation creating price volatility or “bubble” type risks for the trading price of Bitcoin. Unlike traditional stock exchanges, which require issuers to comply with rigorous listing standards and rules, and monitor transactions for fraud and other improprieties, markets for cryptocurrencies tend to be underregulated, if regulated at all. In general, less stringent markets are perceived to have a higher risk of fraud or manipulation and any lack of oversight or perceived lack of transparency could reduce confidence in the price of Bitcoin and other cryptocurrencies, which could adversely affect the price of Bitcoin. As disclosed in Part I, Item 1. “Business” of this Annual Report, under the subheading “Regulatory,” Bitcoin and crypto asset markets generally may be subject to increased scrutiny and regulation by the U.S. legislature and government agencies, and such evolving regulatory and legal environment may impact our Bitcoin mining and other activities.

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

The failure of several crypto platforms has impacted and may continue to impact the broader crypto economy; the full extent of these impacts may not yet be known. Bitcoin is subject to price volatility resulting from financial instability, poor business practices, and fraudulent activities of players in the broader cryptocurrency market. When investors in cryptocurrency and cryptocurrency-based companies experience financial difficulty as a result of price volatility, poor business practices, and/or fraud, it has caused, and may continue to cause, loss of confidence in the cryptocurrency space, reputational harm to cryptocurrency assets, heightened scrutiny by regulatory authorities and law makers, and a steep decline in the value of Bitcoin, among other material impacts. Such adverse effects have affected, and may in the future, affect the profitability of our Bitcoin Mining operations.

Bitcoin is subject to halving, and our Bitcoin Mining operations may generate less revenue as a result.

As disclosed in Part I, Item 1. “Business” of this Annual Report, under the subheading “Halving,” the number of new Bitcoin awarded for solving a block is cut in half – hence, “halving” – at mathematically predetermined intervals. The next halving for the Bitcoin blockchain is currently anticipated to occur in mid-2028. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow future halving events, the revenue we earn from our Bitcoin Mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

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

We have invested substantial capital in acquiring miners using ASIC chips designed specifically to mine Bitcoin and other cryptocurrencies using the 256-bit secure hashing algorithm (“SHA-256”) as efficiently and as rapidly as possible based on our assumption that we will be able to use them to mine Bitcoin and generate revenue from our operations. Therefore, our Bitcoin Mining operations focus exclusively on mining Bitcoin, and our Bitcoin Mining revenue is based on the value of Bitcoin we mine. Accordingly, if the value of Bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, the revenue we generate from our Bitcoin Mining operations will likewise decline. Moreover, because our miners use these highly specialized ASIC chips, we may not be able to successfully repurpose them in a timely manner, if at all, to other uses, following a sustained decline in Bitcoin’s value or if the Bitcoin blockchain stops using SHA-256 for solving blocks. This would result in a material adverse effect on our business and could potentially impact our ability to continue as a going concern.

Our reliance on third-party miners may subject our operations to increased risk of design flaws.

The performance and reliability of our miners and technology is critical to both our reputation and operations. We currently use Bitmain Technologies Limited (“Bitmain”) Antminer, and MicroBT WhatsMiner type miners, and if there are issues with those machines, such as design flaws in the ASIC chips they employ, our system could be substantially impacted. Further, we have encountered, and may continue to encounter, software and firmware complications related to adapting our miners to operate in our immersion-cooled Bitcoin mining hardware, which may delay or otherwise limit the anticipated benefits of adopting immersion-cooled mining. Any system errors or failures may cause significant delays in response times or result in system failure. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Given that any exploitable weakness, flaw, or error common to the Bitmain or MicroBT miners we currently utilize could affect a substantial portion of our miners, if a defect or other flaw exists and is exploited, a majority of, or all of our miners could be adversely impacted. Any interruption, delay or system failure may result in financial losses, a material adverse effect on the market price for our securities, and damage to our reputation.

Our reliance primarily on immersion-cooling exposes us to additional risks.

We are increasingly relying on immersion-cooling technology for our Bitcoin Mining infrastructure, to a large extent at the Rockdale Facility, and entirely at the Corsicana Facility. Immersion-cooling is an emerging technology in Bitcoin mining, which is not in wide-spread use, and has yet to be deployed at this scale. As such, there is a risk that we may not succeed long term in deploying immersion-cooling at such a large-scale to achieve sufficient cooling performance. All Bitcoin Mining infrastructure, including immersion-cooling and air-cooling, is an evolving study. Cooling of Bitcoin miners in general is a risk to achieving full potential from our hash rate, especially in the State of Texas.

Additionally, both our immersion-cooling and air-cooling operations require substantial volumes of water to support cooling of our Bitcoin miners. If we are unable to secure adequate water, or lose access to such required water, it could significantly impact our ability to sustain efficient Bitcoin Mining operations.

Our revenue generation is subject to risks applicable to our mining pool, including risks outside of our control.

We participate in a “Full-Pay-Per-Share” mining pool, which calculates Bitcoin payouts primarily based on the hash rate provided by us to the mining pool as a percentage of total network hash rate, along with other inputs. We currently derive a significant portion of our revenue from our mining pool participation, which accounted for 85.2% and 67.3% of our total revenue for the years ended December 31, 2024 and 2023, respectively. We own all of our miners and accompanying infrastructure, and the only connection between our assets and our mining pool is that the total hash rate capacity of our miners is currently allocated to our mining pool, which we are free to change at any time, in our discretion. Further, the mining pool in which we participate, like most mining pools, is decentralized and has protections in place to prevent malicious actors or technical errors from affecting the pool’s ability to operate; however, these protections are not foolproof, and we may lose access to the mining pool, perhaps permanently. Because of the monitoring systems we have in place, we would become aware within minutes if our mining pool were to suffer downtime or cease to exist altogether, and we would expect to be able to resume mining without a mining pool within minutes, or redirect our hash rate to another mining pool, within an hour of the downtime event. However, self-mining has, historically, been less successful in earning Bitcoin rewards than participating in a mining pool, and our Bitcoin Mining revenue would become more volatile and may decline–perhaps materially–as a result of the loss or unavailability of our mining pool. If such unanticipated circumstances associated with our mining pool arise, and we are unable to quickly switch to another pool, self-mine without a pool or otherwise diversify our sources of Bitcoin Mining revenue, our business, results of operations, and financial condition may suffer as a result.

Our use of third-party mining pools exposes us to certain risks.

We receive Bitcoin rewards from our mining activity through third-party mining pool operators. Mining pools enable miners to combine their processing power, increasing their chances of solving a block and earning Bitcoin rewards from the network. After deducting any applicable pool fees, the pool operator then distributes the rewards proportionally based on our contribution to the pool’s overall mining power. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other issue, it could negatively impact our ability to mine and receive revenue; particularly if we are unable to quickly switch to another pool or to self-mining without a pool. Additionally, there is a risk that the mining pool operator could fail to accurately record the total processing power provided to the pool for a given Bitcoin mining application, which would inhibit our ability to verify our proportion of the pool’s total processing power. While we track both our hash rate and the total hash rate used by the pool internally, the pool operator uses its own record-keeping system to determine our share of the rewards, which may not align with our calculation. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may not receive accurate block rewards from the pool, with limited recourse to resolve such inaccuracies. This could lead us to reconsider our participation in a particular mining pool, or mining pools in general, which may affect the predictability of our mining returns and have an adverse effect on our business and operations.

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

We may be exposed to potential liability from claims relating to intellectual property rights.

We may become the subject of third-party intellectual property right infringement claims relating to our own systems and/or the use of third-party equipment and systems. For example, as further identified in Note 17. Commitments and Contingencies to our Consolidated Financial Statements, Green Revolution Cooling, Inc. (“GRC”) has alleged that the immersion cooling systems we use, which were purchased from Midas Immersion Cooling, LLC and Hash House Tech, Inc., infringe on certain of GRC’s patents. While we reasonably rely on the representations and warranties of third-party vendors, such as Midas Immersion Cooling, LLC, it is not possible for us to avoid all potential claims of infringement of third-party intellectual property rights. If such claims are successful, we may be required to pay royalties or be ordered to cease using any technologies found to be infringing on such third-party rights altogether. Additionally, any such legal action would cause the diversion of time, energy, and resources away from our operations and toward defending against such actions.

We are subject to counterparty risks, including in particular risks and uncertainties relating to our Custodians.

We rely on our Custodians, NYDIG and Coinbase, to safeguard our Bitcoin using cold storage. Each Custodian receives and holds our custodied assets, which include both our digital assets and any cash we may choose to custody with the applicable Custodian. Pursuant to the NYDIG Custodial Agreement and the Coinbase Prime Broker Agreement, each Custodian has covenanted that they hold our digital assets in segregated accounts for the Company’s benefit; that the Custodian has no rights, interest or title in our digital assets; and that our digital assets do not constitute an asset on the balance sheet of such Custodian. To the extent a Custodian holds any cash on our behalf, it may hold our cash in one or more omnibus "for benefit of customers" accounts at one or more U.S. insured depository institutions. However, currently, the Company has no cash custodied and has no immediate or future plans to custody any cash with either Custodian. Under the terms of the NYDIG Custodial Agreement and the Coinbase Prime Broker Agreement, each Custodian has covenanted that our digital assets will not be commingled with other digital assets held by the Custodian, except that in the NYDIG Custodial Agreement, assets may be temporarily commingled (typically for no longer than 12 hours, but in no case longer than 72 hours) as an operational matter, if required, to effect a transfer into or out of our digital asset account. In the NYDIG Custodial Agreement, NYDIG further represents and warrants that beneficial and legal ownership of all our digital assets is, and will remain, freely transferable without the payment of money or value and that NYDIG has no ownership interest in our account.

While we believe that each of the NYDIG Custodial Agreement and Coinbase Prime Broker Agreement provide our business with reasonable protections for our operations and the safe storage of our digital assets, we make no assurances that storing our digital assets with either Custodian is free from risk. To the best of our knowledge, each Custodian safely stores our digital assets in segregated accounts as represented in the NYDIG Custodial Agreement and Coinbase Prime Broker Agreement; however, if a Custodian were to be in breach of its agreement, our digital assets could be compromised. Similarly, if a Custodian were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets, though kept in segregated accounts, would be delayed or unrecoverable. Applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodied Bitcoin were considered to be the property of a Custodian’s estate in the event that such Custodian were to enter bankruptcy, receivership or similar insolvency proceedings, there is a risk that we could be treated as a general unsecured creditor of such custodian, inhibiting our ability to access our Bitcoin. Even if we are able to prevent our Bitcoin from being considered the property of a Custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Bitcoin held by the Custodian during the pendency of the insolvency proceedings. A delay in our ability to access our Bitcoin could result in the loss of the value related to some or all of our Bitcoin and could have a material adverse effect on our financial condition and the market price of our common stock. We also do not have a readily available additional backup custodians at this time, so if NYDIG or Coinbase were to cease operations, declare insolvency or file for bankruptcy, we would need to self-custody the applicable digital assets using cold storage until we could contract with another adequate custodian for the safe storage of our assets which may have a disruptive effect on our business. In the meantime, our mined Bitcoin would continue to aggregate in our proprietary wallet until we found another suitable cold storage custodian.

Our limited rights of legal recourse and our lack of insurance protection over our Bitcoin expose us and our stockholders to the risk of loss of our Bitcoin for which there may be no adequate remedy.

While we rely on well-known U.S.-based third-party digital asset-focused custodians to safeguard our Bitcoin, our Bitcoin is not insured by us, including not being subject to Federal Deposit Insurance Corporation or Securities Investor Protection Corporation protection. Accordingly, if our Bitcoin is lost, stolen or destroyed under circumstances rendering a party liable to us, our loss could be significant and the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to responsible third parties~~,~~  such as a Custodian, or in other instances, a thief, terrorist or others, any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim. We believe each Custodian maintains limited insurance policies covering the pool of digital assets it custodies against certain events of loss, such as theft. NYDIG and Coinbase custody the digital assets of hundreds of parties, worth billions of U.S. dollars, and any insurance coverage held by any of these Custodians is likely significantly less than the total value of the custodied digital assets of their customers. Any insurance proceeds received by a Custodian in response to a loss would likely be shared by the Custodian with us and other affected parties, rendering any amount we would receive significantly less than the value of our lost custodied assets. Furthermore, any insurance held by the Custodians may be terminated without notice to us. Any loss of insurance coverage would impede our ability to be compensated for our losses. Therefore, a loss may be suffered with respect to our Bitcoin for which there may be no recourse or adequate remedy, which could have a material adverse effect on our results of operations and financial condition and, consequently, an investment in our securities.

Cyber-attacks, data breaches or malware may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.

As a publicly traded company, we experience cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. The volume and sophistication of cyber-attacks may increase if AI capabilities are implemented by malicious actors and there is an ongoing risk that some or all of our Bitcoin could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks, or other security threats, and, despite our implementation of strict security measures and frequent security audits, it is impossible to eliminate all vulnerabilities. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers. Additionally, though we provide cybersecurity training for employees, we cannot guarantee that we will not be affected by further phishing attempts. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems or otherwise, could result in claims of liability against us, damage our reputation and materially harm our business.

If our third-party digital asset-focused custodian experiences a security breach or cyber-attack and unauthorized parties obtain access to our Bitcoin, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.

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

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the Bitcoin from the transaction. Because of the decentralized nature of the Bitcoin blockchain, once a transaction has been verified and recorded in a block that is added to the Bitcoin blockchain, an incorrect transfer of a Bitcoin or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through error, theft, or criminal action, our Bitcoin rewards could be transferred in incorrect amounts, to unauthorized third parties, or to uncontrolled accounts. Though high-profile enforcement actions against individuals laundering stolen Bitcoin have demonstrated some means of bringing malicious actors to justice, the stolen Bitcoin may remain unrecoverable. Furthermore, we utilize a third-party custodian for our Bitcoin, and thus do not maintain our private keys. If they lose access to our wallet, or if a malicious actor successfully denies our Custodians access to our wallet, we may be permanently denied access to the Bitcoin held in the wallet corresponding to the lost, stolen or blocked keys. Though we have taken and continue to take reasonable steps to secure our data and to store our Bitcoin, if we, or our Custodians were to experience data loss relating to our digital wallets, we could effectively lose access to and the ability to use our Bitcoin assets. Moreover, historically, we have been unable to secure insurance policies for our Bitcoin assets. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, results of operations and financial condition.

The Rockdale Facility is subject to a long-term ground lease, and we may be unable to fully realize the anticipated benefits of its expansion if the lease is not renewed or is otherwise terminated.

The Rockdale Facility is subject to a ground lease with an initial term of ten years, followed by three ten-year renewal periods at our option, unless terminated earlier. The long-term success of our plans for the Rockdale Facility is largely based on our ability to maintain the lease in effect and to renew it going forward. If we fail to maintain the lease or renew it once its initial term expires and the landlord requires the Rockdale Facility to vacate the premises, we will likely incur significant costs in relocating its operations, if we could do so at all, and our Bitcoin Mining operations would be interrupted during such relocation. Further, if we fail to renew the lease on terms favorable to us, and our costs are increased, then we may not realize the anticipated benefits of our investment in the Rockdale Facility or any future development of its remaining available capacity. Any disruptions or changes to the Rockdale Facility’s present relationship with the landlord could disrupt our business and our results of operations negatively.

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

Our operations have required significant amounts of electrical power, and, as we continue to expand our mining fleet and operate our Facilities, we anticipate our demand for electrical power will continue to grow. The fluctuating price of electricity we require for our operations, and to power our expansion, may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.

Additionally, our operations could be materially adversely affected by prolonged power outages. Although certain critical functions of the Rockdale Facility may be powered by backup generators on a temporary basis, it would not be feasible or cost-effective to run miners on back-up power generators for extended periods of time. Therefore, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected.

Our access to power is dependent on our electrical distribution provider, grid operator and regulator, which collectively manage whether our operations are performing in accordance with market rules, requirements and regulations, and any adverse determination or action by any such entity may have a material adverse effect on our financial condition, results of operations and cash flows.

The Public Utility Commission of Texas (“PUCT”), ERCOT, and Oncor Electric Delivery Company (“Oncor”) collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas; MISO oversees our power supply in Kentucky. In recent years, regulatory scrutiny on Bitcoin mining facilities and their energy consumption has intensified as the industry has grown. In April 2022, ERCOT established a task force to review the participation of large flexible loads, including Bitcoin mining data centers, in the ERCOT market. This task force is tasked with developing policy recommendations for ERCOT concerning network planning, market operations, and the interconnection processes for large flexible loads.

As the grid operator, ERCOT is responsible for monitoring and testing market participants, including the Rockdale Facility and the Corsicana Facility, to assess their impact on grid reliability. We are periodically tested and monitored, and have experienced curtailment of power through this testing process based on instructions we receive from Oncor and ERCOT. During this process, ERCOT may determine that our data centers’ substantial power usage negatively affects grid reliability. If so, ERCOT could issue a curtailment order, requiring us to reduce or cease our power use immediately. Consequently, our power supply in Texas could be partially or fully curtailed. If we cannot secure adequate electrical power, we may be forced to reduce or shut down our operations, which would have a material adverse effect on our business, prospects, financial condition, and operating results and, consequently, an investment in our securities.

Our operations have been, and may continue to be, adversely affected by events outside of our control, such as natural disasters.

We may be impacted by natural disasters, wars, health epidemics, weather conditions, the long-term effects of climate change, power outages or other events outside of our control. For example, we voluntarily halted operations at the Rockdale Facility during the severe winter storms in the first quarter of 2022 and 2021 that had a widespread impact on utilities and transportation. Additionally, as previously disclosed, we sustained damage to the Rockdale Facility’s infrastructure during the severe winter storms affecting Texas in December 2022 which caused miners to be offline and impacted approximately 2.5 EH/s of our hash rate capacity. In the future, regulators or power providers may, under new or revised rules, require us to power down our Facilities, during such events. If major disasters such as earthquakes, floods or other climate-related events occur, the Rockdale Facility, the Corsicana Facility, the Kentucky Facility, or our other offices are severely damaged, or our information system or communications break down or operate improperly, our operations may be interrupted. We may incur expenses or delays relating to such events outside of our control, which may not be covered by insurance, and such events could have a material adverse impact on our business, operating results and financial condition.

Increased scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing, and at times conflicting, scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

In March 2024, the SEC issued a final rule requiring climate-related disclosures in public company annual reports and registration statements for the year ending December 31, 2025 for large accelerated filers. Although the SEC issued an order staying the new rule in April 2024 pending ongoing litigation challenging the rule, we are evaluating the impact this rule will have on our disclosures if it becomes effective. If this final rule becomes effective, the resulting increased public scrutiny of our business may affect our operations, competitive position, and financial condition.

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

Our Bitcoin Mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for the Rockdale Facility and the Corsicana Facility are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal and Texas regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

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

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States and the States of Texas and Kentucky. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

The compliance costs of responding to new and changing regulations could adversely affect our operations at the Rockdale Facility and the Corsicana Facility.

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

Electricity costs could also be affected due to existing or new regulations on greenhouse gas emissions, whether such regulations apply to all consumers of electricity or just to specified uses, such as Bitcoin mining. These regulations may be federal, or we may be exposed to such regulations due to our Texas and Kentucky-based operations. There has been interest in the U.S. federal government and in the state governments of Texas and Kentucky in addressing climate change, including through regulation of Bitcoin mining. Past policy proposals to address climate change include measures ranging from taxes on carbon use or generation to energy consumption disclosure regimes to federally imposed limits on greenhouse gas emissions or energy use restrictions specific to Bitcoin mining. Further, although Texas has historically sought to maintain some degree of energy independence from the United States as a whole, it is unclear how future legislation and regulation will affect the Rockdale Facility and the Corsicana Facility. The course of future legislation and regulation in the United States and in Texas remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time.

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

In January 2025, U.S. President Donald Trump issued an executive order forming a presidential working group to establish a clear regulatory framework for digital assets, and leaders in both houses of the U.S. Congress have announced a bicameral working group with the objective of passing legislation to provide regulatory clarity for the industry. Committees in both houses of the U.S. Congress have held hearings to ensure fair access to financial services, including for companies operating in the digital asset space. Additionally, President Trump and members of the U.S. Congress announced that they are studying the possibility of creating a national strategic digital asset reserve to include Bitcoin, and at least twelve states have introduced legislation to create strategic Bitcoin reserves.

While these ongoing regulatory developments appear to be positive, and we anticipate greater regulatory certainty in the future, given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that future developments could have a material adverse effect on our business, prospects, or operations.

Our interactions with a blockchain may expose us to SDN or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

OFAC requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, and we take all commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling Bitcoin assets. Moreover, there is a risk that some bad actors will continue to attempt to use cryptocurrencies, including Bitcoin, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine.

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

We have a classified Board; therefore, only approximately one-third of the Board is up for election at each annual stockholders’ meeting, which could limit stockholders’ ability to influence directors’ decision making.

Our Bylaws provide for a classified Board consisting of three classes of directors serving staggered three-year terms, and each year our stockholders elect one class of our directors. We believe that a classified board structure facilitates continuity and stability of leadership and policy by helping ensure that, at any given time, a majority of our directors have prior experience as directors of our Company and are familiar with our business and operations. In our view, this permits more effective long-term planning and helps create long-term value for our stockholders. The classified board structure, however, could prevent a party who acquires control of a majority of our outstanding voting stock from obtaining control of our Board until the second annual stockholders’ meeting following the date that party obtains control of a majority of our voting stock. The classified board structure may discourage a third party from initiating a proxy contest, making a tender offer or otherwise attempting to obtain control of us, as the structure makes it more difficult for a stockholder to replace a majority of our directors.

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

If we are unable to maintain an effective system of internal control over financial reporting and disclosure controls, we may fail to produce timely and accurate financial statements.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While we have identified material weaknesses in our internal control over financial reporting in the past, as of December 31, 2024, we concluded that our internal control over financial reporting contained no material weaknesses, and our management continues to implement measures designed to ensure controls are designed, implemented, and operating effectively.

While our management frequently reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Ineffective internal control over financial reporting and disclosure controls could cause us to fail to meet our periodic reporting obligations and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

In support of our risk management program, we have adopted an Information Security Policy (the “Info-Sec Policy”) and an Incident Response Plan (the “Response Plan”) that establish administrative, physical, and technical controls and procedures to protect the integrity, confidentiality, and accessibility of sensitive data that may exist throughout the Company as well as processes to assess, identify, manage, and report cybersecurity risks and incidents. Our Info-Sec Policy applies to all persons working for the Company, as well as any third parties working with us in any capacity. Violation of our Info-Sec Policy may result in revocation of access privileges, and disciplinary action up to and including termination of employment or service relations for third parties.

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

Our cybersecurity team engages and utilizes third-party services as it monitors and actively responds to cybersecurity threats. We utilize an Endpoint Detection and Response (EDR) platform, an anti-virus application, through which incoming electronic communications are filtered, and an email security platform which seeks out identifiers in communications that disguise, impersonate, or otherwise misrepresent the source of the communication. Any such communications are then subject to quarantine or removal depending on the severity of issue. Additionally, we use a Security Information and Event Management (SIEM) system, which allows us to store logs off the system of record to prevent log tampering and provides the cybersecurity team functionality to build alerts on specific use cases that are important and unique to our business. We also implement robust network security protections and enterprise hardware for firewalls to safeguard our infrastructure against unauthorized access and cyber threats. Our strategy for 2025 includes leveraging AI and machine learning for enhanced threat detection and response, adopting a Zero Trust architecture, and using quantum-resistant encryption methods for data protection. We also focus on ransomware defense, regular backup and recovery processes, and continuous employee training and awareness programs. Additionally, we ensure compliance with the latest regulations, participate in threat intelligence sharing, and explore emerging technologies like post-quantum cryptography and blockchain security. If our applications fail or our software does not successfully block malicious electronic communications, employees are required to notify an immediate supervisor or the cybersecurity team promptly, but in no circumstances later than twenty-four (24) hours after such occurrence.

Our Board has ultimate oversight of our strategic and business risk management and, as such, has oversight responsibilities for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. The Board has delegated to the Audit Committee oversight risks of cybersecurity risk policies, practices and procedures. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing and updating processes to ensure such potential risks are monitored, putting in place appropriate mitigation measures, and providing regular reports on cybersecurity trends and risks, and should they arise, any material incidents with our Board.

Our Chief Financial Officer is responsible for our cybersecurity program, and our Director of Cyber Security is our incident response team leader. In this position, our Director of Cyber Security oversees our cybersecurity team, and guides our incident response team, which is comprised of members from across our organization, including cybersecurity, IT support, mining operations, software engineering, compliance and legal, as well as contractors and other partners, as they support our cybersecurity functions. Our Director of Cyber Security has nearly two decades of experience in cybersecurity management and policy, achieved through job training, college education, and work in security and alignment of information technology solutions.

The Response Plan, developed by management and our cybersecurity team, and IT support team, serves as a Company-wide guide to facilitate coordinated, prompt, and systematic responses to any cybersecurity incidents and utilizes four interconnecting phases: (1) Preparation; (2) Detection and Analysis; (3) Containment, Eradication, and Recovery; and (4) Post-Incident Activity.

Upon detection of a cybersecurity incident and initial intake and validation by our cybersecurity team, our incident response team triages and evaluates the cybersecurity incident, and, depending on the severity, escalates the incident to management and a cross-functional working group. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to executive management. Determination of what resources are needed to address the incident, prioritizing of response activities, forming of action plans, and notification of external parties as needed are then undertaken by executive management and the cross-functional working group, led by our Chief Financial Officer and Director of Cyber Security. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive management makes the final materiality and disclosure determinations, among other compliance decisions.

During 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurances that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors” of this Annual Report for more information regarding the cybersecurity risks we face.

ITEM 2.  PROPERTIES

Leased Property

As of December 31, 2024, we leased: various corporate offices; manufacturing facilities in Denver, Colorado and Houston, Texas used for our Engineering segment; and temporary office space at the Corsicana Facility, a data center in Kentucky, and, pursuant to a long-term ground lease for the land upon which the Rockdale Facility is constructed, all of which are used for our Bitcoin Mining segment.

Property Owned

As of December 31, 2024, we owned the Rockdale Facility, the Corsicana Facility, the land upon which the Corsicana Facility is built, and land and a data center in Kentucky.

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

Holders of our Common Stock

As of February 20, 2025, there were approximately 1,676 registered holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have historically not declared or paid cash dividends on our capital stock, and do not intend to pay cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our Board may deem relevant.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Riot Platforms, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison over a five-year period from December 31, 2019 through December 31, 2024, of the cumulative total return on (a) our common stock (RIOT), (b) our self-constructed Peer Group Index, and (c) the RUSSELL 3000 Index (“RUSSELL 3000”), assuming an aggregate initial investment in each of $100 as of market close on December 31, 2019 (and weighted based on the market cap of each peer in the Peer Group Index as of the market close on December 31, 2019), including reinvestments of any dividends. Such returns are based on historical results and are not intended to suggest future performance. Historically, we have not declared or paid cash dividends on our common stock.

Our self-constructed Peer Group Index consists of publicly traded Bitcoin miners with available publicly traded market data as of, and subsequent to, December 31, 2019, and consists of:, Bitfarms Ltd. (BITF), CleanSpark, Inc. (CLSK), HIVE Digital Technologies, Ltd. (HIVE), Hut 8 Corp. (HUT), Marathon Digital Holdings, Inc. (MARA), Mawson Infrastructure Group, Inc. (MIGI), and TeraWulf Inc. (WULF).

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Riot Platforms, Inc., the Russell 3000 Index, and the Peer Group Index

$2,500
$2,000
$1,500
$1,000
$500
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Riot Platforms, Inc.
Russell 3000
Peer Group Index

Issuer Purchases of Securities

The following table presents the repurchases by us of our common stock during the three months ended December 31, 2024:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share (b)	or Programs	or Programs
October 1, 2024 through October 31, 2024	2,233	$7.08	N/A	N/A
November 1, 2024 through November 30, 2024	-	-	N/A	N/A
December 1, 2024 through December 31, 2024	6,716	10.21	N/A	N/A
Total	8,949	$9.43

(a)	During the quarter ended December 31, 2024, pursuant to our 2019 Equity Incentive Plan, certain of our employees surrendered shares of common stock to us to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards.

(b)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Recent Sales of Unregistered Equity Securities

On July 23, 2024, we issued 7,240,623 shares of our common stock to the sellers in connection with the Block Mining Acquisition. The shares of common stock in connection with the Block Mining Acquisition were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder.

On December 1, 2021, we issued 715,413 shares of our common stock, subject to a holdback of 70,165 shares to the sellers in connection with the acquisition of ESS Metron (“ESS Metron Acquisition”). The shares of common stock in connection with the ESS Metron Acquisition were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. Subsequently, we registered for resale the 645,248 shares issued to the sellers at the closing of the ESS Metron Acquisition and the 70,165 shares to the sellers upon expiration of the holdback period during 2023.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that will assist the reader in understanding our results of operations and financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the related notes (the “Notes”) that are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

This MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. As a result of the elimination of the Data Center Hosting reportable segment during 2024, year-to-year comparisons between 2023 and 2022 are also presented within Results of Operations.

Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 not impacted by the elimination of the Data Center Hosting reportable segment are not included in this MD&A, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Our MD&A is organized as follows:

●	Business Overview and Trends. Highlights of events in 2024 that impacted our financial position.

●	Results of Operations. Analysis of our financial results comparing fiscal years 2024 and 2023 and fiscal years 2023 and 2022.
●	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements and their general purpose.
●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

For a discussion of our business, see Part I, Item 1. “Business” of this Annual Report.

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

BUSINESS OVERVIEW AND TRENDS

General

We are a leading Bitcoin mining company focused on utilizing our vertical integration strategy to mine Bitcoin in support of the Bitcoin blockchain. We own and operate multiple Bitcoin mining sites in the United States with two locations in Texas, consisting of the Rockdale Facility and the Corsicana Facility, and the Kentucky Facility. The Rockdale Facility is believed to be the largest Bitcoin mining facility in North America, as measured by developed capacity, and currently provides 700 MW in total developed capacity. Additionally, we are developing our second large-scale Bitcoin mining facility, the Corsicana Facility, which currently provides 400 MW in developed capacity. Upon completion, the Corsicana Facility is expected to have approximately one GW of capacity available. During 2024, we capitalized on our positioning within the market and acquired Block Mining, a Kentucky-based vertically-integrated Bitcoin miner and E4A Solutions, a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators. The Block Mining Acquisition added 60 MW of operational capacity for self-mining operations, which we are working to expand to 110 MW in 2025, and provided us with access to a secondary electrical grid. The acquisition of E4A Solutions adds engineering expertise to service our own existing and future electrical infrastructure, as well as provides solutions and services to the rapidly growing market for electrical infrastructure.

Our market environment is highly competitive globally and regionally. We compete against other large-scale Bitcoin miners and individuals to receive the Bitcoin reward that is the heart of our operations. Our industry frequently evolves based on the proliferation of Bitcoin and cryptocurrencies in general, and we believe we are well positioned in the digital commodities industry in which we operate.

We are organized in two business segments: Bitcoin Mining and Engineering.

Bitcoin Mining

During the year ended December 31, 2024, we continued development activities at the Corsicana Facility, acquired the Kentucky Facility and deployed miners at all our Facilities, with the objective of increasing our operational efficiency and performance in the future. As of December 31, 2024, we had a total deployed hash rate capacity of 31.5 EH/s, as compared to 12.4 EH/s as of December 31, 2023, an increase of 154.0%.

During the year ended December 31, 2024, we mined 4,828 Bitcoin, as compared to 6,626 Bitcoin mined during the year ended December 31, 2023. The decrease of 1,798 Bitcoin was primarily due to the April 2024 halving event, which was partially offset by our increase in deployed hash rate.

We are targeting a total self-mining hash rate capacity of 38.4 EH/s by the end of 2025.

Custodians

As Bitcoin is a decentralized cryptocurrency, it is not required that Bitcoin be held by a custodian, and we may elect to self-custody. However, we believe our private keys relating to our Bitcoin are better safeguarded by the secure environment provided by custodians. Self-custody poses an increased risk to our private keys and we may not have the same level of protection as custody providers who are well versed in industry best practices to protect digital assets from potential theft, loss, or destruction.

Pursuant to the Digital Asset Custodial Agreement, dated as of November 1, 2023, between us and NYDIG (as may be amended, modified or supplemented from time to time, the “NYDIG Custodial Agreement”), NYDIG, a well-known U.S.-based third-party digital asset-focused custodian, holds our Bitcoin in cold storage wallets in a digital asset account in our name. In exchange for its custodial services, NYDIG charges an annual fee equal to a percentage of our custodied Bitcoin based on the daily average value in U.S. dollars of the Bitcoin we custody with NYDIG. Our Bitcoin held in such digital asset accounts does not constitute “deposits” within the meaning of U.S. federal or state banking law and the digital asset accounts are not subject to Federal Deposit Insurance Corporation or Securities Investor Protection Corporation protections. The cold storage wallets in which our Bitcoin is held with NYDIG are all located in the United States. The NYDIG Custodial Agreement is for a term of one-year, and automatically renews for successive one-year periods, unless either the Company or NYDIG provides thirty days’ notice of termination, in writing, except that either the Company or NYDIG may terminate the NYDIG Custodial Agreement in writing, effective immediately, in the event that either NYDIG or the Company are adjudged bankrupt or insolvent or files an application for an arrangement with its creditors, or there is a material misstatement or failure of a party to perform its obligations under the NYDIG Custodial Agreement, a change in applicable law that has a material adverse effect on the services provided for in the NYDIG Custodial Agreement, or a substantial change in ownership or control or material adverse change in the financial condition of NYDIG or the Company.

The NYDIG Custodial Agreement contains certain mutual indemnification provisions, including that NYDIG will indemnify us against direct claims for loss of custodied assets that arise directly from NYDIG’s or NYDIG’s nominees’ grossly negligent action, grossly negligent failure to act, bad faith or willful misconduct. Additionally, the Company shall indemnify NYDIG against all claims and liabilities incurred or assessed against NYDIG in connection with the NYDIG Custodial Agreement, except as may arise from certain of NYDIG or its nominees’ own actions or conduct.

For more information on the NYDIG Custodial Agreement, see the full text of the NYDIG Custodial Agreement filed herewith as Exhibit 10.22, which qualifies the forgoing descriptions of the NYDIG Custodial Agreement in its entirety.

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

The Company also engaged Coinbase, a well-known U.S.-based third-party digital asset-focused custodian through the Coinbase Prime Broker Agreement, which includes the Coinbase Custody Services Agreement, and the Coinbase Master Trading Agreement (together, the “Coinbase Prime Broker Agreement”) for custodial and prime broker services, including, but not limited to, the storing of digital assets, trade execution, lending, post-trade credit, and other services. In exchange for its custodial services, Coinbase charges an initial storage fee and an annualized custodial service fee based on the total value of the digital assets the Company custodies with Coinbase. Our Bitcoin held in such digital asset accounts does not constitute “deposits” within the meaning of U.S. federal or state banking law and the digital asset accounts are not subject to Federal Deposit Insurance Corporation or Securities Investor Protection Corporation protections. The cold storage wallets in which our Bitcoin is held with Coinbase are located in the United States.

The Coinbase Prime Broker Agreement shall remain in effect until terminated by Coinbase or the Company for any reason upon providing thirty days written notice to the other party. However, Coinbase may, in its sole discretion, suspend, restrict or terminate the Coinbase Prime Broker Agreement, including by suspending, restricting or closing the Company’s accounts or any provision of credit (as applicable), immediately upon the occurrence of an Event of Default (as defined in the Coinbase Prime Broker Agreement), without prior notice to the Company.

The Coinbase Prime Broker Agreement contains certain mutual indemnification provisions, including that Coinbase will indemnify the Company from and against direct claims and losses arising out of or relating to any (i) violation, misappropriation, or infringement upon any United States patent, copyright, trademark, trade secret or other intellectual property right of a third party or (ii) violation of applicable law, unless such claims or losses arise out of or relate to the Company’s gross negligence, fraud, willful misconduct, or breach of the Coinbase Prime Broker Agreement. The Company will indemnify Coinbase from and against any and all third-party claims and losses arising out of or relating to the Company’s breach of the Coinbase Prime Broker Agreement, the Company’s violation of any law, rule, or regulation, or rights of any third party, or the Company’s gross negligence, fraud, or willful misconduct, except to the extent such third-party claims and losses resulted from the gross negligence, fraud or willful misconduct of Coinbase.

Additionally, under the Coinbase Prime Broker Agreement, Coinbase may execute or arrange transactions of our Bitcoin as our agent. The Company will pay a fixed rate as commission and transaction fees associated with the Order executed. The Company delivers Orders to Coinbase, and Coinbase executes Orders by using automated trade routing services or by filling Orders on Coinbase’s over-the-counter trading service. Coinbase may accept or reject any Order, at its sole discretion. Coinbase does not guarantee the value of our Bitcoin and is not responsible for any delay or failure to complete any Order caused by a digital asset network.

For more information on the Coinbase Prime Broker Agreement, see the full text of the Coinbase Prime Broker Agreement included herein as Exhibit 10.23, which qualifies the forgoing description~~s~~ of the Coinbase Prime Broker Agreement in its entirety.

Our custodian and brokerage services relationships are non-exclusive, and we may change our Bitcoin custodian and brokerage relationships at any time. We continually monitor our Bitcoin assets held by our Custodians, and in the case of NYDIG we have unlimited audit rights with respect to such custodial accounts. The Company performs monthly reconciliations of our Bitcoin assets held by our custodian(s) and the records of our mining pool, and our independent auditors verify the location and quantity of our Bitcoin assets annually, as part of the year-end audit process of our financial statements and internal controls over financial reporting. The Company’s insurance providers do not have inspection rights associated with our Bitcoin assets held in cold storage.

Bitcoin Mining Metrics

The following table presents our key Bitcoin Mining metrics:

	Years Ended December 31,
	2024	2023	2022
Hash rate, average operating (EH/s)(1)
Rockdale Facility	9.2	8.6	3.1
Corsicana Facility	5.1	—	—
Kentucky Facility	0.6	—	—
Combined hash rate, average operating	15.0	8.6	3.1

All-in power cost (cents/kilowatt-hour)(2)
Rockdale Facility	3.2	4.1	3.0
Corsicana Facility	3.7	—	—
Kentucky Facility	4.1	—	—
Combined all-in power cost	3.4	4.1	3.0

	As of December 31,
	2024	2023	2022
Hash rate, deployed (EH/s)(1)
Rockdale Facility	15.0	12.4	9.7
Corsicana Facility	14.1	—	—
Kentucky Facility	2.4	—	—
Combined hash rate, deployed	31.5	12.4	9.7

Developed power capacity (MW)(3)
Rockdale Facility	700	700	630
Corsicana Facility	400	—	—
Kentucky Facility	60	—	—
Total power capacity	1,160	700	630

(1)	Hash rate, deployed, represents the total potential hash rate of all our deployed miners as of the end of the period, whereas hash rate, average operating, represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down time of all or some of miners for power curtailments, or repairs and maintenance of Bitcoin miners or supporting infrastructure. The difference between deployed and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

(2)	All-in power cost is the price we paid throughout the period for our power, net of power curtailments received. Power is overwhelmingly the largest marginal input cost in mining Bitcoin and a significant contributor to profitability. Miners with a low cost of power are also able to profitability mine in a wider range of Bitcoin price.

(3)	Developed power is the total amount of electricity our Facilities can utilize for Bitcoin Mining as of the end of the period.

The following table presents our cost to mine one Bitcoin (amounts in thousands, except value of one Bitcoin amounts):

	Years Ended December 31,
	2024	2023	2022
Cost of power for self-mining operations	$149,019	$89,134	$54,294
Other direct cost of revenue for self-mining operations(1)(2), excluding Bitcoin miner depreciation	40,205	7,463	20,041
Cost of revenue for self-mining operations, excluding Bitcoin miner depreciation	189,224	96,597	74,335
Less: power curtailment credits(3)	(33,685)	(71,215)	(27,345)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding Bitcoin miner depreciation	155,539	25,382	46,990
Bitcoin miner depreciation(4)(5)	155,487	216,605	89,423
Cost of revenue for self-mining operations, net of power curtailment credits, including Bitcoin miner depreciation	$311,026	$241,987	$136,413

Quantity of Bitcoin mined	4,828	6,626	5,554
Production value of one Bitcoin mined(6)	$66,488	$28,523	$28,245

Cost to mine one Bitcoin, excluding Bitcoin miner depreciation	$32,216	$3,831	$8,461
Cost to mine one Bitcoin, excluding Bitcoin miner depreciation, as a % of production value of one Bitcoin mined	48.5%	13.4%	30.0%

Cost to mine one Bitcoin, including Bitcoin miner depreciation	$64,421	$36,521	$24,561
Cost to mine one Bitcoin, including Bitcoin miner depreciation, as a % of production value of one Bitcoin mined	96.9%	128.0%	87.0%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	During the years ended December 31, 2024, 2023 and 2022, we paid cash of approximately $342.4 million, $247.7 million, and $195.1 million, respectively, in total deposits and payments for the purchase of miners. Costs to finance the purchase of miners were zero as the miners were paid for with cash from our cash balance. The seller did not provide any financing, nor did we borrow from a third-party to purchase the miners. We do not have any current plans to finance miners we may purchase in the future.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine Bitcoin. These credits are recognized in Power curtailment credits on our Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin.

(4)	We capitalize the acquisition cost of our miners and include these costs in Property and equipment, net on our Consolidated Balance Sheets. The miners are depreciated over an estimated useful life of three years, during which time, the miners are expected to generate Bitcoin revenue. We do not consider depreciation expense in determining whether it is economical to operate our miners since depreciation is a non-cash expense and is not a variable operating cost that can be avoided even if we curtail operations temporarily. Depreciation expense incurred is disclosed for each respective period in the table above.

(5)	The following table presents the future depreciation expense of all our Bitcoin miners:

2025	$245,899
2026	203,508
2027	143,156
Total	$592,563

(6)	Computed as revenue recognized from Bitcoin mined divided by the quantity of Bitcoin mined during the same period.

During 2023, we entered into purchase orders under the Master Agreement to acquire new immersion miners from MicroBT. These purchase orders represented a total hash rate of 25.6 EH/s, for a total purchase price of approximately $453.4 million, subject to downward price adjustment as provided by the Master Agreement. These miners are primarily for use at the Corsicana Facility, which commenced operations in April 2024. Delivery of these miners began in 2023 and all miners are expected to be received and deployed by mid-2025. The Master Agreement provides us with four additional annual options to purchase miners, on the same or more favorable terms as the second purchase order executed under the Master Agreement. These additional miners represent a total hash rate of approximately 75.0 EH/s, assuming exercise of all four annual purchase options.

During the year ended December 31, 2024, we executed an additional purchase order with MicroBT under the Master Agreement to acquire new air-cooled miners with a total hash rate of 5.9 EH/s, for a total purchase price of approximately $96.7 million. This purchase order is in addition to the four additional purchase options remaining under the Master Agreement. Delivery of these miners occurred in the third quarter of 2024, and deployment commenced upon delivery.

For the year ended December 31, 2024, Bitcoin Mining revenue was approximately $321.0 million.

Summary of Bitcoin Activity

The following tables present additional information about our own Bitcoin Mining activities, including Bitcoin production, purchases, and sales:

	Quantity	Amounts
Balance as of January 1, 2022	4,884	$150,593
Revenue recognized from Bitcoin mined	5,554	156,870
Proceeds from sale of Bitcoin	(3,425)	(79,529)
Exchange of Bitcoin for employee compensation	(39)	(1,495)
Realized gain on sale/exchange of Bitcoin	—	30,346
Impairment of Bitcoin	—	(147,365)
Balance as of December 31, 2022	6,974	109,420
Cumulative effect upon adoption of ASU 2023-08	—	5,994
Revenue recognized from Bitcoin mined	6,626	188,996
Bitcoin receivable	(21)	(878)
Proceeds from sale of Bitcoin	(6,185)	(176,219)
Exchange of Bitcoin for employee compensation	(32)	(869)
Change in fair value of Bitcoin	—	184,734
Balance as of December 31, 2023	7,362	311,178
Revenue recognized from Bitcoin mined	4,828	321,002
Bitcoin receivable	5	(625)
Acquisitions of Bitcoin	5,784	577,500
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(45)	(2,478)
Change in fair value of Bitcoin	—	457,409
Balance as of December 31, 2024	17,722	$1,654,468

Data Center Hosting

In 2023, we made the decision to stop pursuing new hosting contracts and end our legacy contracts, to focus on our self-mining efforts. During the year ended December 31, 2024, all agreements with Data Center Hosting customers were terminated, and we have no plans to offer data center hosting services to new customers. We no longer report Data Center Hosting as a separate reportable segment.

Engineering

Our Engineering business designs and manufactures power distribution equipment and custom engineered electrical products. The products allow us to vertically-integrate many critical electrical components and engineering services necessary for our site developments and to reduce our execution and counter-party risk in ongoing and future expansion projects. The specialized talent employed in our Engineering business allows us the opportunity to explore new methods to optimize and develop best-in-class Bitcoin Mining operations and have been instrumental in the development of our industrial-scale immersion-cooled Bitcoin mining hardware.

Our Engineering business also provides electricity distribution product design, manufacturing, and installation services primarily focused on large-scale commercial and governmental customers and serves a broad scope of clients across a wide range of markets including data center, power generation, utility, water, industrial, and alternative energy.

Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts with one identified performance obligation. Engineering revenue is recognized over time as performance creates or enhances an asset with no alternative use, and for which we have an enforceable right to receive compensation as defined under the contract.

In December 2024, we acquired E4A Solutions, a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators (the “E4A Solutions Acquisition”). This acquisition adds to our vertically integrated strategy by adding engineering expertise to service its own existing and future electrical infrastructure as well as provide solutions and services to the rapidly growing market for electrical infrastructure.

For the year ended December 31, 2024, Engineering revenue was approximately $38.5 million.

Strategic Goals and Initiatives

Bitcoin Treasury Strategy

Our Bitcoin acquisition strategy involves mining Bitcoin utilizing vertical integration, and from time to time, subject to market conditions, purchasing Bitcoin with our liquid assets derived from issuing debt or equity securities. Our vertical integration strategy has supported our stability during market fluctuations and allows us to capitalize on industry consolidation while building on our liquidity position.

We view our Bitcoin holdings as long-term holdings, and during the year ended December 31, 2024, made the strategic decision to halt the sale of Bitcoin, and instead increase our Bitcoin holdings.

Power Strategy

Long-term power contracts form the basis of our power strategy. We utilize our Power Purchase Agreements (“PPA”) in place at the Rockdale Facility (the “Rockdale PPA”) and Kentucky Facility (the “Kentucky PPA”) in the following ways:

Manual Curtailment

We power down operations and return power to the utility when market prices for electricity provide the potential for us to receive more power curtailment credits than the Bitcoin Mining revenues we would have generated had we not curtailed our mining operations. We receive power credits for the difference in the market power price and our fixed power price, which provides us the ability to maximize our overall profitability between Bitcoin Mining and supporting the grid by not drawing power from the grid when electricity is most scarce.

Ancillary Services

We competitively bid to sell ERCOT and MISO the option to control our electrical load during certain hours. ERCOT and MISO compensate us in the form of Demand Response Credits, which are received whether or not we are called on to power down.

ERCOT’s 4CP Program

At the Rockdale Facility, we voluntarily power down operations during times of peak demand in summer months. Participation provides us substantial savings on transmission costs in the subsequent year’s power bills, reducing our overall power costs.

The following table presents our power curtailment credits at the Rockdale Facility and the Kentucky Facility:

	Years Ended December 31,
	2024	2023	2022
Manual curtailment power credits	$26,001	$52,644	$22,793
Demand response power credits	7,684	18,571	4,552
Total power curtailment credits	$33,685	$71,215	$27,345

The following graph presents the primary decision points that guide our decision to curtail power usage or power down our mining operations at the Rockdale Facility, and when we might resume mining operations:

Challenges, Risks, and Industry Trends

Increased Competition and Network Difficulty

The price of Bitcoin increased during the first quarter of 2024 due to a new source of demand, the eleven Bitcoin spot ETFs, which were approved to begin trading by the SEC on January 11, 2024. The ETFs, as investment vehicles, provide a new access point for investors to gain exposure to Bitcoin through more traditional markets.

During 2023 and 2024, the Bitcoin mining industry saw record growth as the price of Bitcoin increased from the lows experienced in early 2023. The increasing Bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedented expansion in mining operations and resulting in a doubling in the size of provisioned hash calculation services on the network, as measured by total hash rate. Many Bitcoin mining companies heavily invested in implementing vertically-integrated business models, infrastructure, and upgrading and expanding mining fleets in advance of the April 2024 Bitcoin network halving. Competition on the Bitcoin network has expanded in kind and we expect competition within the mining industry to continue as long as Bitcoin prices remain elevated or increase further.

We have observed that when the market price for Bitcoin experiences a sustained increase (as it did across 2024), new miners are introduced onto the Bitcoin network, increasing its network difficulty. Despite increasing our hash rate by approximately 154.0% from December 31, 2023, to December 31, 2024, the halving in April 2024 and increased network difficulty following increased network hash rate across the periods resulted in a decrease of approximately 27.1% in the number of Bitcoin we mined in 2024 as compared to the same period in 2023.

Accordingly, as network difficulty continues to increase, existing miners will need to increase their hash rate to maintain and improve their chances of earning a Bitcoin mining reward. To do this, we seek out new Bitcoin mining capacity, including through our acquisition and development of new Bitcoin mining facilities (such as the Corsicana Facility and the Block Mining Acquisition) and electricity supply and distribution facilities to service them, as well as other strategic growth opportunities. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the newest and most powerful and efficient miners available.

Increased Transaction Fees

The Bitcoin mining industry recently experienced an increase in transaction fees on the Bitcoin network, as well as an increase in overall demand for Bitcoin. Various protocols on the Bitcoin network gained popularity during 2023, and at times temporarily resulted in a significant increase in the transaction fees paid to add a certain Bitcoin transaction to the blockchain. These transaction fees are volatile in nature but are paid directly to miners and are representative of public interest in transacting in Bitcoin. Transaction fees are packaged with the block subsidy issued by the Bitcoin network to combine for the total reward paid to miners upon solving a block.

We have led the industry by focusing on a vertically-integrated business model since 2021. We continue to focus on building long-term stockholder value by taking strategic actions to further vertically-integrate our business at the current Rockdale Facility, developing the Corsicana Facility, and having acquired the Kentucky Facility and E4A Solutions. Management believes a focus on vertical integration will positively affect each of our business segments by providing increased capacity for our Bitcoin Mining operations, more opportunities for implementing our proprietary power strategy, and by positioning us to capitalize on supply chain efficiencies and electrical engineering services garnered through our Engineering segment. We continue to focus on deploying our efficient Bitcoin mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

Grid Curtailment

The PUCT, ERCOT, and Oncor collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas; MISO oversees our power supply in Kentucky. In recent years, regulatory scrutiny on Bitcoin mining facilities and their energy consumption has intensified as the industry has grown.

As the grid operator, ERCOT is responsible for monitoring and testing market participants, including our Bitcoin mining facilities in Rockdale and Corsicana, to evaluate their impact on grid reliability. During this process, ERCOT may issue curtailment notices to reduce the power usage at our Texas operations. We are periodically tested and monitored, and have experienced curtailment of power based on instructions we receive from Oncor and ERCOT. Due to the uncertainties regarding the duration or extent of power curtailments and testing procedures, we are currently unable to reasonably estimate any potential impacts to our business. If we cannot secure adequate access to electrical power, we may be forced to reduce or shut down our operations, which would have a material adverse effect on our business, prospects, financial condition, and operating results.

See Part I, Item 1A. “Risk Factors” of this Annual Report for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Recent Events Affecting the Company

For the year ended December 31, 2024, we continued to experience an inflationary environment and global supply chain logistics issues across all channels of distribution. We have experienced delays in certain of our miner delivery schedules and in our infrastructure development schedules due to constraints on globalized supply chains for miners, electricity distribution equipment, and construction materials. We have also experienced delays in our Engineering business segment’s manufacturing and delivery schedule, and in our infrastructure development schedules, resulting from constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials.

Through the date of this Annual Report, we have been able to effectively and efficiently mitigate delivery delays to avoid materially impacting our miner deployment schedule, however, we cannot guarantee that we will be able to continue to mitigate any such delivery delays in the future. Additionally, the development and potential expansions of our Facilities require large quantities of construction materials, specialized electricity distribution equipment, and other component parts that are in high demand and can be difficult to source. To help mitigate the impacts of global supply chain constraints and increasing demand for these goods, including any inflationary pricing concerns that may result, we have procured and already hold many of the electrical infrastructure components and materials required for development of the next 600 MW phase of our development of the Corsicana Facility, as well as replacement components and parts for our existing systems, to help shorten the impact of potential damage to installed equipment.

RESULTS OF OPERATIONS

Results of Operations Comparative Results for the Years Ended December 31, 2024 and 2023

Revenue

Our total revenue for the years ended December 31, 2024 and 2023, was $376.7 million and $280.7 million, respectively, and consisted of Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our ceased Data Center Hosting segment.

For the years ended December 31, 2024 and 2023, Bitcoin Mining revenue was $321.0 million and $189.0 million, respectively. The increase of $132.0 million was primarily due to an increase in price of Bitcoin in the 2024 period, which averaged $66,488 per Bitcoin, as compared to $28,523 per Bitcoin for the 2023 period, partially offset by decreased production resulting from the increase in the Bitcoin network difficulty and the April 2024 halving.

For the years ended December 31, 2024 and 2023, Engineering revenue was $38.5 million and $64.3 million, respectively. The decrease of $25.8 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and therefore, the recognition of revenue. Our custom electrical products are used as important components in data center development and in power generation and distribution facilities. There continues to be significant demand for these products due to the escalated interest in data center construction, as well as the growing worldwide demand for power.

Costs and expenses

For the years ended December 31, 2024 and 2023, Cost of revenue for Bitcoin Mining consisted of the following:

	Years Ended December 31,
	2024	2023
Power	$149,019	$89,134
Compensation	13,294	—
Insurance on miners	6,992	3,768
Ground rent and related water and property tax	5,945	—
Other(1)	13,974	3,695
Total Bitcoin Mining cost of revenue	$189,224	$96,597

(1)	All amounts included within Other are individually not material.

This increase of approximately $92.6 million was primarily due to the increase in Bitcoin Mining capacity at the Rockdale Facility and commencement of Bitcoin Mining activities at the Corsicana Facility, both of which require additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations, as well as the absorption of other costs previously included in our former Data Center Hosting segment. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Consolidated Statements of Operations.

Cost of revenue for Engineering for the years ended December 31, 2024 and 2023 was $41.7 million and $60.6 million, respectively. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. Consistent with the causes of decreased Engineering revenue noted above, the decrease of approximately $18.9 million was primarily due to decreased receipts of materials resulting from increased competition for direct materials due to supply chain constraints.

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023, totaled $266.9 million and $100.3 million, respectively. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase of approximately $166.6 million was primarily due to increases in stock compensation expenses of $93.0 million, which was primarily due to new grants under our long-term incentive program, compensation expenses of $22.8 million as a result of hiring additional employees to support our ongoing growth, legal and professional fees of $29.4 million primarily related to ongoing litigation, public company compliance, and ongoing due diligence, and $21.2 million for additional insurance and other costs primarily attributable to ongoing growth.

Depreciation and amortization expense during the years ended December 31, 2024 and 2023 totaled $212.1 million and $252.4 million, respectively, a decrease of $40.3 million. The decrease was primarily due to the change in the estimated lives of our Bitcoin miners from 2 years to 3 years, partially offset by increased depreciation from the Corsicana Facility coming online in April 2024 and additional miners being deployed.

The changes in fair value of Bitcoin for the years ended December 31, 2024 and 2023 were gains of $457.4 million and $184.7 million, respectively, and were recognized to adjust the fair value of our Bitcoin held at the end of each period.

The changes in fair value of our derivative asset for the years ended December 31, 2024 and 2023 were gains of $45.3 million and $6.7 million, respectively, and were recorded to adjust the fair values of the Rockdale PPA and 25 MW Power Purchase Agreement in place at the Corsicana Facility (“Corsicana PPA”), which are classified as a derivative assets and measured at fair value. The changes in fair value were primarily due to changes in future power prices over the applicable period. The gain incurred during the year ended December 31, 2024, was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models increasing from $45.15 per megawatt hours (“mWh”) as of December 31, 2023, to $51.70 per mWh as of December 31, 2024.

Power curtailment credits during the years ended December 31, 2024 and 2023 were $33.7 million and $71.2 million, respectively, and represent sales of unused power under the Rockdale PPA and the Kentucky PPA and participation in ancillary services under ERCOT and MISO Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the power grids, such as weather and global fuel costs.

Loss on the sale/exchange of equipment during the years ended December 31, 2024 and 2023, were $17.4 million and $5.3 million, respectively. The loss on sale during the year ended December 31, 2024, was attributable to the sale of 19,817 Antminer model S19 XP miners for proceeds of $14.3 million. The loss on sale during the year ended December 31, 2023 was attributable to the sale of 2,700 Antminer model S19 XP miners for proceeds of $6.4 million.

Casualty-related recoveries (charges), net during the years ended December 31, 2024 and 2023 were $2.8 million and $6.0 million, respectively. In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, resulting in casualty-related charges being recognized in 2023 and 2022. The recoveries recognized during the years ended December 31, 2024 and 2023, were primarily the result of cash recoveries from insurance claims related to the December 2022 winter storms.

Other income (expense)

For the years ended December 31, 2024 and 2023, total other income (expense) was ($43.4) million and $8.5 million, respectively. The net expense recognized during the year ended December 31, 2024, was primarily attributable to unrealized losses on marketable securities of $69.5 million, partially offset by higher interest income earned as a result of higher cash balances and increased interest rates. The income recognized during the year ended December 31, 2023, was primarily attributable to interest income.

Income Taxes

For the years ended December 31, 2024 and 2023, total income tax benefit (expense) was ($0.7) million and $5.1 million, respectively. The decrease in income tax benefit of $5.8 million was primarily attributable to the change in the contingent consideration liability.

Results of Operations Comparative Results for the Years Ended December 31, 2023 and 2022

Revenue

Total revenue for the years ended December 31, 2023 and 2022 was $280.7 million and $259.2 million, respectively, and consisted of Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our ceased Data Center Hosting segment.

For the years ended December 31, 2023 and 2022, Bitcoin Mining revenue was $189.0 million and $156.9 million, respectively. The increase of $32.1 million was primarily due to a 19.3% increase in the number of Bitcoin mined in the 2023 period as compared to the 2022 period, which was primarily the result of an increase in miners deployed, partially offset by an increase in the Bitcoin network difficulty.

For the years ended December 31, 2023 and 2022, Engineering revenue was $64.3 million and $65.3 million, respectively. The decrease of $1.0 million was primarily attributable to supply chain constraints resulting in decreased receipts of materials, delaying the completion of certain custom products, and therefore, the recognition of revenue. Our custom electrical products are used as important components in data center development and in power generation and distribution facilities. There has been increased demand for these products due to the escalated interest in data center construction, as well as the growing worldwide demand for power.

Costs and expenses

For the years ended December 31, 2023 and 2022, Cost of revenue for Bitcoin Mining consisted of the following:

	Years Ended December 31,
	2023	2022
Power	$89,134	$54,294
Insurance on miners	3,768	234
Third-party hosting fees paid	—	19,001
Other(1)	3,695	806
Total Bitcoin Mining cost of revenue	$96,597	$74,335

(1)	All amounts included within Other are individually not material.

This increase of approximately $22.3 million was primarily due to the increase in Bitcoin Mining capacity at the Rockdale Facility, which requires additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Consolidated Statements of Operations.

Cost of revenue for Engineering for the years ended December 31, 2023 and 2022 was $60.6 million and $57.5 million, respectively, an increase of approximately $3.1 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs. The increase was primarily due to increased cost of labor and materials, partially offset by decreased receipts of materials resulting from increased competition for direct materials due to supply chain constraints.

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022, totaled $100.3 million and $67.5 million, respectively, an increase of approximately $32.8 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily attributable to an increase in compensation expense, which increased by $12.2 million as a result of hiring additional employees to support our ongoing growth, increased stock-based compensation of $7.6 million due to the adoption of the long-term incentive plan and additional headcount, increased legal and professional fees of $8.1 million primarily related to ongoing litigation and public company compliance, and an increase of $5.0 million in other general operating costs such as insurance and information technology projects to support our growth.

Depreciation and amortization expense during the years ended December 31, 2023 and 2022 totaled $252.4 million and $108.0 million, respectively, an increase of $144.4 million. The increase was primarily due to higher depreciation expense recognized for the Rockdale Facility and the significant increase in the number of recently acquired and deployed miners.

The change in fair value of Bitcoin for the year ended December 31, 2023 was a gain of $184.7 million, and was recognized as a result of adopting Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), effective January 1, 2023, under which Bitcoin is recognized at fair value with changes in fair value recognized in net income. The gain recognized was attributable to increases in the price of Bitcoin and the increased quantity of Bitcoin held as of December 31, 2023, as compared to December 31, 2022.

The changes in fair value of our derivative asset for the years ended December 31, 2023 and 2022 were gains of $6.7 million and $71.4 million, respectively, and were recorded to adjust the fair value of the Rockdale PPA, which is classified as a derivative asset and measured at fair value. The changes in fair value were primarily due to changes in future power prices over the applicable period. The gain incurred during the year ended December 31, 2023, was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models increasing from $43.59 per mWh as of December 31, 2022 to $45.15 per mWh as of December 31, 2023.

Power curtailment credits during the years ended December 31, 2023 and 2022 were $71.2 million and $27.3 million, respectively, and represent sales of unused power under the Rockdale PPA and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT power grid, such as weather and global fuel costs.

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

Casualty-related (charges) recoveries, net during the years ended December 31, 2023 and 2022 were $6.0 million and ($9.7) million, respectively. In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas, resulting in casualty-related charges being recognized in 2023 and 2022. The income recognized during the year ended December 31, 2023, was the result of cash recoveries from insurance claims related to the December 2022 winter storms.

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

We believe Adjusted EBITDA can be an important financial measure because it allows management, investors, and our Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments. Additionally, Adjusted EBITDA is used as a performance metric in our share-based compensation plan.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP financial measure:

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$109,401	$(49,472)	$(509,553)
Interest income	(27,166)	(11,076)	(1,763)
Interest expense	1,985	2,854	1,309
Income tax expense (benefit)	744	(5,093)	(11,749)
Depreciation and amortization	212,053	252,354	107,950
EBITDA	297,017	189,567	(413,806)

Adjustments:
Stock-based compensation expense	125,204	32,170	24,555
Acquisition-related costs	5,541	—	78
Change in fair value of derivative asset	(45,277)	(6,721)	(71,418)
Change in fair value of contingent consideration	(2,459)	—	(159)
Unrealized loss (gain) on equity method investment - marketable securities	69,489	—	8,996
Loss (gain) on sale/exchange of equipment	17,429	5,336	(16,281)
Casualty-related charges (recoveries), net	(2,795)	(5,974)	9,688
Impairment of goodwill	—	—	335,648
Impairment of miners	—	—	55,544
Other (income) expense	(863)	(260)	59
License fees	(97)	(97)	(97)
Adjusted EBITDA	$463,189	$214,021	$(67,193)

LIQUIDITY AND CAPITAL RESOURCES

We generate non-cash revenue through mining Bitcoin at our Facilities, which we retain based on our Bitcoin Treasury Strategy, while financing operations and other expenses with cash typically raised through the issuance of our common stock under our ATM offering program. Additionally, in the year ended December 31, 2024, we used nearly all of our cash proceeds from our 0.75% Convertible Senior Notes due 2030, to acquire Bitcoin. During the year ended December 31, 2024 and 2023, we issued and sold approximately 90.6 million shares and 62.2 million shares, respectively, of our common stock under our ATM offering program for aggregate net proceeds (net of sales commissions and expenses) of $956.6 million and $761.8 million, respectively.

As of December 31, 2024, our net working capital totaled approximately $439.1 million, including cash and cash equivalents of $277.9 million, and marketable securities of $134.3 million. During the year ended December 31, 2024, we reported net income of $109.4 million, which included $395.7 million in non-cash net gains, primarily consisting of revenue recognized from Bitcoin mined of $321.0 million, $457.4 million in change in fair value of Bitcoin, and the change in fair value of the derivative asset of $45.3 million, partially offset by depreciation and amortization of $212.1 million, stock-based compensation of $125.2 million, and the unrealized loss on marketable securities of $69.5 million.

During the year ended December 31, 2024, we sold 212 Bitcoin for proceeds of approximately $9.5 million. Subsequent to those sales, we made the strategic decision to temporarily halt the sale of all our Bitcoin production and instead, increase our Bitcoin holdings. We monitor our balance sheet on an ongoing basis and evaluate the level of Bitcoin retained from monthly production in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments and Obligations

As of December 31, 2024, we had a remaining commitment of approximately $1.0 million due to MicroBT for the contractual purchase of miners, which was paid in full in January 2025.

Development of the Corsicana Facility

During the year ended December 31, 2022, we announced our planned development of the Corsicana Facility, our second large-scale Bitcoin Mining facility located on a 265-acre site in Navarro County, Texas. The Corsicana Facility is expected, upon completion, to have 1.0 GW of developed capacity, with an additional 200 MW of electrical capacity available for development, at our discretion, which is securely supplied with power by a substation being developed for us on the premises that will be interconnected with the nearby Navarro Switch. The strategic decision to locate the Corsicana Facility next to the Navarro Switch was made to limit electricity lost in transmission and maximize the efficiency of our substation’s power distribution facilities. The initial phase of the development of the Corsicana Facility involved the construction of a 400 MW substation and an equal amount of immersion-cooled Bitcoin Mining infrastructure spread across multiple buildings, as well as construction of various utilities, offices, warehouses, and infrastructure to support the facility’s operations. Our Bitcoin Mining operations commenced in April 2024, following commissioning of the substation. As of December 31, 2024, we deployed 400 MW of Bitcoin Mining infrastructure comprised of four completed 100 MW buildings, Buildings A1, A2, B1, and B2.

Through December 31, 2024, we incurred costs of approximately $415.9 million related to the development of the first phase of the Corsicana Facility, which consisted of $10.1 million for land and $405.8 million of initial developments costs and equipment.

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

The ability to raise funds through the sale of equity, debt financings, or the sale of Bitcoin to maintain our operations is subject to many risks and uncertainties and any future equity issuances or convertible debt offerings could result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through Bitcoin production and successfully convert Bitcoin into cash or fund overhead with Bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, we have observed significant historical volatility in the market price of Bitcoin and, as such, future prices cannot be predicted. See the discussion of risks affecting our business under Part I, Item 1A. “Risk Factors” of this Annual Report.

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

If we are unable to generate sufficient revenue from our Bitcoin Mining or Engineering operations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

Long-term Debt

In December 2024, we issued $594.4 million aggregate principal amount of the Convertible Senior Notes maturing in 2030 (“2030 Notes”) and used $577.5 million of the net proceeds from the 2030 Notes to acquire 5,784 Bitcoin.

As part of the Block Mining Acquisition, we acquired a $5.7 million note payable with a fixed interest rate of 8.81%. The note payable matures in December 2035, with annual principal and interest payments due beginning on December 31, 2024.

See Note 12. Debt, for additional descriptions of the long-term debt instruments described above.

ATM Equity Offerings

During 2024, 2023 and 2022, we offered and sold shares of our common stock through at-the-market equity offering (“ATM Offerings”) programs pursuant to sales agreements with sales agents (each, an “ATM Program”). See Note 14, Stockholders’ Equity for the terms and provisions of each sales agreement.

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under each ATM Program during the years ended December 31, 2024 and 2023 (in thousands, except number of shares):

	Years Ended December 31,
	2024		2023
	Shares	Net Proceeds	Shares	Net Proceeds
2022 ATM Program	-	$-	16,447,645	$191,248
2023 ATM Program	8,644,100	114,836	45,758,400	570,525
February 2024 ATM Program	40,646,055	462,102	-	-
August 2024 ATM Program	41,336,261	379,699	-	-
Total	90,626,416	$956,637	62,206,045	$761,773

As of December 31, 2024, approximately $362.2 million of our common stock remained available for issuance and sale pursuant to the August 2024 ATM Program. The remaining sales agreements were terminated as of August 9, 2024.

Legal Proceedings

We have been named a defendant in several lawsuits as more fully described in Note 17. Commitments and Contingencies.

Cash Flows

The following table presents a summary of our cash flows:

	Years Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$(255,052)	$33,085
Net cash used in investing activities	$(1,508,805)	$(414,766)
Net cash provided by financing activities	$1,517,989	$748,522

Operating Activities

The increase in cash used in operating activities during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily attributable to a $166.7 million reduction in proceeds from the sale of Bitcoin due to our ceasing of sales of Bitcoin early in 2024, increased power costs of $59.8 million, and a $73.5 million increase in selling, general, and administrative costs, excluding stock-based compensation, all of which were primarily driven by our increased mining capacity and headcount, combined with other general operating costs such as insurance and information technology projects to support our growth.

Investing Activities

Cash used in investing activities during the years ended December 31, 2024 and 2023, was primarily attributable to purchases of Bitcoin and purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions, as we continue towards our anticipated 38.4 EH/s of total self-mining hash rate capacity by the end of 2025. During 2024, we acquired 5,784 Bitcoin for approximately $577.5 million. We completed our expansion of the Rockdale Facility during the year ended December 31, 2023, and continued to develop the Corsicana Facility, which commenced self-mining operations during the second quarter of 2024, and the first phase of which was completed in the fourth quarter of 2024. During the years ended December 31, 2024 and 2023, we paid $442.5 million and $230.4 million, respectively, in deposits and payments for the purchase of miners and paid $240.3 million and $193.7 million, respectively, for the purchases of property and equipment, including construction in process. During 2024, we also purchased 90.1 million shares of Bitfarms common stock for $203.8 million, acquired E4A Solutions for $50.9 million in cash (net of cash acquired), and acquired Block Mining for $7.2 million in cash (net of cash acquired).

Financing Activities

For the years ended December 31, 2024 and 2023, net cash provided by financing activities primarily consisted of net proceeds from our ATM Offerings of $956.6 million and $761.8 million, respectively. During the year ended December 31, 2024, we received proceeds of $594.4 million from the issuance of the 2030 Notes, for which we paid debt issuance costs of approximately $15.2 million. In addition to the 2030 Notes, we assumed approximately $5.3 million in debt as part of the Block Mining Acquisition. We have primarily financed our strategic growth through proceeds from our ATM Offerings and issuances of our common stock. It is reasonably likely that we will continue to finance our ongoing growth with proceeds from current and future ATM Offerings and may utilize additional convertible debt offerings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements in accordance with GAAP, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our Consolidated Financial Statements. An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our Consolidated Financial Statements. These include: business combinations, valuation of the Rockdale PPA and the Corsicana PPA, long-lived assets and stock-based compensation. We believe these and other accounting policies set forth in Note 1. Basis of Presentation and Summary of Significant Accounting Policies should be reviewed as they are integral to understanding our results of operations and financial condition.

We have discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of our Board.

Business combinations

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for property and equipment and contingent consideration, where applicable. Although we believe our assumptions and estimates have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Estimates used in determining the value of property and equipment included the estimated replacement costs, which included replacement cost new, remaining life, and effective age. Estimates primarily used in determining the value of the contingent consideration included the timing and probability of achieving milestones and discount rates.

Rockdale PPA and Corsicana PPA Valuation

The Rockdale PPA and the Corsicana PPA are accounted for as derivatives, the valuations of which are based on significant unobservable inputs utilized in the valuations, which include discounted cash flow estimation models containing quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the respective terms of the Rockdale PPA and the Corsicana PPA. Significant judgement and estimations are required when creating the discounted cash flow estimation models. Should our discounted cash flow estimation models change significantly, potentially material changes to the fair value of the derivative asset may result, which could have a material impact on our financial statements.

See Note 9. Power Supply Agreements for a discussion of the unobservable inputs and their impact on the valuation.

Long-lived assets

Long-lived assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Judgment is necessary in estimating our various assets’ useful lives. This includes evaluating our own usage experience with our currently owned assets, the quality of materials used in construction-related projects, and for its miners, the rate of technological advancement and market-related factors such as the price of Bitcoin and the Bitcoin network hash rate, which impact the value of the miners. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, which is determined based on a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Significant judgment is used when estimating future cash flows, particularly the price of Bitcoin and the Bitcoin network hash rate. If such assets are considered impaired, an impairment is recognized based on the amount by which the carrying amount exceeds the estimated fair value of the assets.

Should our estimates of useful lives, undiscounted future cash flows, or asset fair values change, additional and potentially material impairments may be required, which could have a material impact on our reported financial results.

Stock-based Compensation

Stock-based compensation expense related to share-based payment awards is recognized at the grant date of the award and is estimated based on the fair market value of our common stock on the date of the grant. Compensation cost for performance-based, share-based payment awards is recognized over the performance period when achievement of the milestones and targets becomes probable. We use significant judgment in determining the likelihood of meeting milestones and market conditions. Inputs into valuation models such as Monte Carlo simulations include both the Company’s and the Russell 3000’s historical and expected annual volatilities, and depending on the inputs selected, we could calculate significantly different estimated grant date fair values, materially impacting the valuation of our stock-based awards and the stock-based compensation expense we recognize in future periods.

Recently Issued and Adopted Accounting Pronouncements

See Note 2. Significant Accounting Policies and Recent Accounting Pronouncements for a description of applicable recent accounting pronouncements and any material impact on our financial statements.

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

The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.

Risk Regarding the Price of Bitcoin.

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of December 31, 2024, we held 17,722 Bitcoin that was recognized at its fair value of $1.7 billion. Of our Bitcoin held 11,938 were produced from our Bitcoin Mining operations and 5,784 were acquired using proceeds of approximately $577.5 million from the offering of the 2030 Notes.

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

The following table presents the impact of 10% changes in the price of Bitcoin on our Bitcoin holdings during the applicable year:

	For the year ended December 31, 2024		For the year ended December 31, 2023
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin
Increase/(Decrease) in Net Income	$108,907	$(108,907)	$48,922	$(48,922)

The increased sensitivity to price changes in 2024 as compared to 2023 was primarily due to the significant increase in Bitcoin throughout 2024 and as of December 31, 2024 as compared to December 31, 2023.

Risk Regarding the Price of Power

The following table presents the impact of 10% changes in the future power prices (taking into account the dates of maturity of our various fixed price PPAs) used to derive the fair value of the Rockdale PPA and the Corsicana PPA derivative assets:

	For the year ended December 31, 2024		For the year ended December 31, 2023
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Future Power Prices	Future Power Prices	Future Power Prices	Future Power Prices
Increase/(Decrease) in Net Income	$44,438	$(44,438)	$43,217	$(43,217)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

* Deloitte & Touche LLP, PCAOB Firm ID No. 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Riot Platforms, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riot Platforms, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2024 and 2023 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2022, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments and the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), discussed in Notes 2 and 20 to the financial statements, were audited by predecessor auditors whose report, dated March 2, 2023, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2022 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments and apply the change in accounting for the adoption of ASU 2023-07 in 2024, as discussed in Notes 2 and 20 to the financial statements. Our procedures included (1) comparing the amounts of segment revenues, segment costs of revenue, and gross profit (loss) for both the change in composition of reportable segments and the adoption of ASU 2023-07 to the Company’s underlying accounting analysis, (2) comparing  the previously reported segment information per the Company’s accounting analysis to the adjustments for the adoption of ASU 2023-07, and (3) recalculating the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mining Revenue – Refer to Notes 2 to the financial statements

Critical Audit Matter Description

The Company participates in a digital asset mining pool (“the mining pool”) by executing agreements with mining pool operators for the provision of hash calculation services to the mining pool. The Company decides when to provide hash calculation services under the agreements and the Company’s enforceable rights to compensation begins only when and lasts as long as the Company provides hash calculation services to the mining pool operator and is created as power is provided over time. In exchange for providing hash calculation services, the Company is entitled to a payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided to the mining pool as a percentage of total network hash rate, and other inputs.  Revenue is recognized on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as contract inception. For the years ended December 31, 2024, and 2023, Bitcoin Mining revenue was $321.0 million, and $189.0 million, respectively.

We identified the auditing of Bitcoin Mining revenue as a critical audit matter due to the extent of audit effort required to perform audit procedures over the Company’s hash calculation services provided to the mining pool operator, the associated contractual payouts including the blockchain contractual inputs, the Company’s valuation of Bitcoin received from the mining pool operator and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s process for recording Bitcoin Mining revenue included the following, among others:

●	With the assistance of our Information Technology (IT) specialists, we identified the significant systems used to monitor hash calculation services and tested the general IT controls over each of these systems.
●	We tested the effectiveness of controls over the Company’s Bitcoin Mining revenue calculation.
●	We tested the amount of the Bitcoin Mining revenue recorded by developing an expectation for the amount recorded based on the hash calculation services provided to the mining pool operator and the payout method prescribed in the contract with the mining pool operator and comparing our expectation to the amount recorded by the Company.
●	We confirmed with the mining pool operator the significant contractual terms utilized in the determination of Bitcoin Mining revenue, total mining rewards earned, and the digital asset wallet addresses in which the rewards are deposited.
●	We utilized our proprietary audit tool to independently obtain evidence from the Bitcoin blockchain to test the occurrence and accuracy of Bitcoin Mining revenue.
●	With the assistance of our Valuation specialists, we evaluated the reasonableness of the prices utilized by the Company to value Bitcoin by obtaining independent Bitcoin prices and comparing those to the prices selected by the Company.

/s/ DELOITTE & TOUCHE LLP

Houston, TX

February 27, 2025

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Riot Platforms, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments and the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 2 and Note 20 to the consolidated financial statements, comprising of the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Riot Platforms, Inc. (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) (the 2022 consolidated financial statements before the effects of the adjustments discussed in Note 2 and Note 20 to the financial statements are not presented herein). In our opinion, the 2022 financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments and adoption of ASU 2023-07 discussed in Note 2 and Note 20 to the financial statements, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments and adoption of ASU 2023-07 discussed in Note 2 and Note 20 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, CA
March 2, 2023

Riot Platforms, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$277,860	$597,169
Restricted cash	73,441	—
Accounts receivable, net	27,124	24,706
Contract assets	6,478	15,359
Prepaid expenses and other current assets	40,288	29,107
Bitcoin	—	311,178
Derivative asset, current portion	40,020	30,781
Equity method investment - marketable securities, at fair value	134,265	—
Future power credits, current portion	—	271
Total current assets	599,476	1,008,571

Property and equipment, net	1,338,787	704,194
Bitcoin	1,654,468	—
Deposits	30,115	215,009
Finite-lived intangible assets, net	34,053	15,697
Derivative asset, less current portion	109,475	73,437
Operating lease right-of-use assets	27,492	20,413
Future power credits, less current portion	589	638
Goodwill	121,887	—
Other long-term assets	18,965	13,121
Total assets	$3,935,307	$2,051,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,609	$23,157
Contract liabilities	9,644	4,073
Accrued expenses	75,672	62,371
Deferred gain on acquisition post-close dispute settlement	26,007	26,007
Deferred revenue, current portion	2,892	2,458
Contingent consideration liabilities, current portion	23,626	271
Current portion of long-term debt	314	257
Operating lease liability, current portion	4,621	2,421
Total current liabilities	160,385	121,015

Deferred revenue, less current portion	13,590	15,801
Operating lease liability, less current portion	23,915	18,924
Contingent consideration liabilities, less current portion	3,229	638
Long-term debt, less current portion	584,311	526
Other long-term liabilities	6,192	6,154
Total liabilities	791,622	163,058

Commitments and contingencies - Note 17

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, no par value; 680,000,000 shares authorized; 344,890,208 and 230,836,624 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,833,882	2,687,692
Accumulated deficit	(690,419)	(799,820)
Accumulated other comprehensive income (loss), net	222	150
Total stockholders’ equity	3,143,685	1,888,022
Total liabilities and stockholders’ equity	$3,935,307	$2,051,080

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Bitcoin Mining	$321,002	$188,996	$156,870
Engineering	38,491	64,303	65,342
Other	17,165	27,379	36,959
Total revenue	376,658	280,678	259,171

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	189,224	96,597	74,335
Engineering	41,731	60,614	57,455
Other	31,800	97,122	61,906
Acquisition-related costs	5,541	—	78
Selling, general, and administrative	266,915	100,346	67,452
Depreciation and amortization	212,053	252,354	107,950
Change in fair value of Bitcoin	(457,409)	(184,734)	—
Change in fair value of derivative asset	(45,277)	(6,721)	(71,418)
Power curtailment credits	(33,685)	(71,215)	(27,345)
Change in fair value of contingent consideration	(2,459)	—	(159)
Realized gain on sale of Bitcoin	—	—	(30,346)
Loss (gain) on sale/exchange of equipment	17,429	5,336	(16,281)
Casualty-related charges (recoveries), net	(2,795)	(5,974)	9,688
Impairment of Bitcoin	—	—	147,365
Impairment of goodwill	—	—	335,648
Impairment of miners	—	—	55,544
Total costs and expenses	223,068	343,725	771,872
Operating income (loss)	153,590	(63,047)	(512,701)

Other income (expense):
Interest income	27,166	11,076	1,763
Interest expense	(1,985)	(2,854)	(1,309)
Unrealized gain (loss) on equity method investment - marketable securities	(69,489)	—	(8,996)
Other income (expense)	863	260	(59)
Total other income (expense)	(43,445)	8,482	(8,601)

Net income (loss) before taxes	110,145	(54,565)	(521,302)

Current income tax benefit (expense)	(744)	48	(789)
Deferred income tax benefit (expense)	—	5,045	12,538
Total income tax benefit (expense)	(744)	5,093	11,749

Net income (loss)	$109,401	$(49,472)	(509,553)

Basic net income (loss) per share	0.40	(0.28)	(3.65)
Diluted net income (loss) per share	0.34	(0.28)	(3.65)

Basic weighted average number of shares outstanding	275,980,010	175,026,051	139,433,901
Diluted weighted average number of shares outstanding	318,925,961	175,026,051	139,433,901

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$109,401	$(49,472)	$(509,553)
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	72	150	—
Comprehensive income (loss)	$109,473	$(49,322)	$(509,553)

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except for share and per share amounts)

						Accumulated other	Total
	Preferred Stock		Common Stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2022	2,199	$11	116,748,472	$1,595,147	$(246,789)	$—	$1,348,369
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	13,947,829	(10,138)	—	—	(10,138)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	37,052,612	298,209	—	—	298,209
Conversion of preferred stock to common stock	(2,199)	(11)	2,199	11	—	—	—
Stock-based compensation	—	—	—	24,555	—	—	24,555
Net income (loss)	—	—	—	—	(509,553)	—	(509,553)
Balance as of December 31, 2022	—	—	167,751,112	1,907,784	(756,342)	—	1,151,442
Cumulative effect upon adoption of ASU 2023-08	—	—	—	—	5,994	—	5,994
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	809,302	(14,035)	—	—	(14,035)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	62,206,045	761,773	—	—	761,773
Issuance of common stock in connection with acquisition of ESS Metron	—	—	70,165	—	—	—	—
Stock-based compensation	—	—	—	32,170	—	—	32,170
Net income (loss)	—	—	—	—	(49,472)	—	(49,472)
Other comprehensive income (loss)	—	—	—	—	—	150	150
Balance as of December 31, 2023	—	—	230,836,624	2,687,692	(799,820)	150	1,888,022
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	—	—	16,006,545	(11,562)	—	—	(11,562)
Issuance of common stock/At-the-market offering, net of offering costs	—	—	90,626,416	956,637	—	—	956,637
Issuance of common stock in connection with the Block Mining Acquisition	—	—	7,240,623	73,999	—	—	73,999
Issuance of common stock to a third-party advisor	—	—	180,000	1,912	—	—	1,912
Stock-based compensation	—	—	—	125,204	—	—	125,204
Net income (loss)	—	—	—	—	109,401	—	109,401
Other comprehensive income (loss)	—	—	—	—	—	72	72
Balance as of December 31, 2024	—	$—	344,890,208	$3,833,882	$(690,419)	$222	$3,143,685

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$109,401	$(49,472)	$(509,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	125,204	32,170	24,555
Issuance of common stock to a third-party advisor	1,912	—	—
Depreciation and amortization	212,053	252,354	107,950
Amortization of license fee revenue	(97)	(97)	(97)
Noncash lease expense	3,908	2,509	12,181
Amortization of debt issuance costs	250	—	—
Deferred income tax expense (benefit)	—	(5,045)	(11,749)
Impairment of Bitcoin	—	—	147,365
Impairment of goodwill	—	—	335,648
Impairment of miners	—	—	55,544
Change in fair value of Bitcoin	(457,409)	(184,734)	—
Change in fair value of derivative asset	(45,277)	(6,721)	(71,418)
Change in fair value of contingent consideration	(2,459)	—	(159)
Unrealized (gain) loss on equity method investment - marketable securities	69,489	—	8,996
Realized gain on sale of Bitcoin	—	—	(30,346)
Loss (gain) on sale/exchange of equipment	17,429	5,336	(16,281)
Casualty-related charges	310	1,526	9,688
Revenue recognized from Bitcoin mined	(321,002)	(188,996)	(156,870)
Proceeds from sale of Bitcoin	9,518	176,219	79,529
Changes in assets and liabilities:
(Increase)/decrease in operating assets	7,839	6,352	12,058
Increase/(decrease) in operating liabilities	13,879	(8,316)	3,489
Net cash provided by (used in) operating activities	(255,052)	33,085	530

Investing activities
Proceeds from the sale of marketable equity securities	—	—	1,808
Block Mining Acquisition, net of cash acquired	(7,203)	—	—
E4A Solutions Acquisition, net of cash acquired	(50,861)	—	—
Acquisition of Bitcoin	(577,500)	—	—
Deposits on equipment	(442,473)	(230,397)	(194,923)
Security deposits	(4,095)	—	(3,809)
Investment in equity method investment - marketable securities	(203,754)	—	—
Investment in convertible debt	—	(4,500)	—
Purchases of property and equipment, including construction in progress	(240,340)	(193,704)	(148,412)
Casualty-related recoveries	3,105	7,500	—
Proceeds from the sale of equipment	14,316	6,369	—
Patent costs incurred	—	(34)	(9,527)
Net cash provided by (used in) investing activities	(1,508,805)	(414,766)	(354,863)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	977,030	778,430	304,849
Offering costs for the issuance of common stock / At-the-market offering	(20,393)	(16,657)	(6,640)
Proceeds from issuance of convertible notes	594,383	—	—
Payments on contingent consideration liability - future power credits	—	—	(15,725)
Proceeds from Credit and Security Facility	—	6,920	—
Repayments of Credit and Security Facility	(866)	(6,059)	—
Debt issuance costs	(15,249)	(77)	—
Repayment of debt assumed in Block Mining Acquisition	(5,002)	—	—
Repayment of note payable	(352)	—	—
Repurchase of common shares to pay employee withholding taxes	(11,562)	(14,035)	(10,138)
Net cash provided by (used in) financing activities	1,517,989	748,522	272,346

Net increase (decrease) in cash and cash equivalents and restricted cash	(245,868)	366,841	(81,987)
Cash and cash equivalents and restricted cash at beginning of period	597,169	230,328	312,315
Cash and cash equivalents and restricted cash at end of period	$351,301	$597,169	$230,328

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Consolidated Statements of Cash Flows - continued

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental information:
Cash paid for interest	$45	$84	$—
Cash paid for taxes	$107	$680	$—
Non-cash transactions
Issuance of common stock for the Block Mining Acquisition	$73,999	$—	$—
Contingent liability entered into for the Block Mining Acquisition	$26,085	$—	$—
Contingent liability entered into for the E4A Solutions Acquisition	$2,640	$—	$—
Reclassification of deposits to property and equipment	$623,316	$78,376	$422,865
Construction in progress included in accrued expenses	$15,146	$23,451	$16,621
Bitcoin exchanged for employee compensation	$2,478	$869	$1,495
Conversion of preferred stock to common stock	$—	$—	$11
Cumulative effect upon adoption of ASU 2023-08	$—	$5,994	$—
Right of use assets exchanged for new operating lease liabilities	$10,987	$1,249	$10,333
Property and equipment obtained in exchange transaction	$—	$—	$10,409

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$597,169	$230,328	$312,315
Restricted cash	—	—	—
Total cash, cash equivalents, and restricted cash as presented above	$597,169	$230,328	$312,315
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$277,860	$597,169	$230,328
Restricted cash	73,441	—	—
Total cash, cash equivalents, and restricted cash as presented above	$351,301	$597,169	$230,328

See accompanying Notes to Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Organization

Riot Platforms is a vertically-integrated Bitcoin mining company principally engaged in enhancing our capabilities to mine Bitcoin in support of the Bitcoin blockchain. The Rockdale Facility is a large-scale Bitcoin mining facility in Rockdale, Texas and we completed Phase I of development of a second large-scale Bitcoin mining facility, the Corsicana Facility, which is currently equipped to provide up to 400 MW of capacity for our Bitcoin Mining. Upon completion, the Corsicana Facility is expected to have approximately 1 GW of capacity available. During 2024, the Company acquired the Kentucky Facility, which has existing operational Bitcoin mining capacity and the potential for significant expansion. Also, during 2024, the Company acquired E4A Solutions, a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators.

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements (“Consolidated Financial Statements”) and these notes (these “Notes”) have been prepared in accordance with GAAP. In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of such results.

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

As described in Note 20. Segment Information, we operate in two reportable business segments: Bitcoin Mining and Engineering.

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

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its mining pool operator and engineering customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the receivable expected to be collected.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $0.1 million, $0.0 million, and $0.0 million respectively, in bad debt expense.

Based on the Company’s current and historical collection experience, management recorded allowances for doubtful accounts of $2.9 million and $1.5 million as of December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024 and 2023, retainage of $1.0 million and $3.2 million, respectively, was included in Accounts receivable, net, on the Consolidated Balance Sheets.

Bitcoin

The Company’s Bitcoin is recorded at fair value, as determined using the period-end closing price of Bitcoin on the Company’s principal market, Coinbase (the “Principal Market”), and changes in fair value are recognized in Change in fair value of Bitcoin, in Operating income (loss) on the Consolidated Statements of Operations.

During 2024, Riot made the strategic decision to temporarily halt the sale of its Bitcoin production and instead, increase its Bitcoin holdings. As a result of its intent to hold its Bitcoin, the Company began classifying its Bitcoin held as a non-current asset on its Consolidated Balance Sheet. For all periods presented, all sales of Bitcoin occurred before the strategic decision and, as such Bitcoin was sold nearly immediately after receipt by the Company, the proceeds were recognized within Operating activities on the Consolidated Statements of Cash Flows.

Long-term investments

For equity investments, the Company initially records equity investments at cost then adjusts the carrying value of such equity investments through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

For debt investments, such as convertible notes, the Company classifies them as available-for-sale debt instruments and recognizes the investments at fair value in Other long-term assets on the Consolidated Balance Sheets. Unrealized changes in the fair value of the convertible note are recognized in Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss). Interest income is recognized within Interest income (expense) on the Consolidated Statements of Operations.

Revenue recognition

Bitcoin Mining

The Company participates in digital asset mining pools by executing agreements with mining pool operators for the provision of hash calculation services to the mining pool. Currently, the Company only participates in a Full-Pay-Per-Share (“FPPS”) mining pool. The Company decides when to provide hash calculation services under the agreements and the Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides hash calculation services to the mining pool operator and is created as power is provided over time. The only consideration due to the Company relates to the provision of hash calculation services. Such agreements are freely terminable at any time by the Company or by the pool operator, without penalty to either party. Providing hash calculation services in digital asset transaction verification services is an output of the Company’s ordinary activities and is the only performance obligation in the agreements with mining pool operators.

The transaction consideration received, if any, is noncash consideration in the form of Bitcoin. Changes in the fair value of the noncash consideration after contract inception due to the form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and, therefore, are not included in revenue. Certain mining pool operators charge fees to cover the costs of maintaining the pool. These fees are deducted from amounts we may otherwise earn and are treated as a reduction to the

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

consideration received. Fees fluctuate and historically have averaged no more than approximately 2% per reward earned. Under the agreements neither party can dispute settlement terms after approximately 35 days following settlement.

In exchange for providing hash calculation services, the Company is entitled to a FPPS payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided to the mining pool as a percentage of total network hash rate, and other inputs.

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

For accounting purposes, the agreement by and between the Company and the mining pool operator has a duration of less than 24 hours as a result of the agreement being continually renewed at the beginning of each measurement period. However, the continual renewal of the agreement does not represent a material right requiring separate performance obligations, as the FPPS formula remains the same upon each renewal.

Consideration is all variable. Revenue is recognized on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as contract inception. As it is probable that a significant reversal of cumulative revenue will not occur and we are able to calculate the payout based on the contractual formula, revenue is estimated and recognized based on the spot price of Bitcoin determined using the Company’s Principal Market at the beginning of each measurement period, which the Company considers to be 0:00:00 UTC on the date of contract inception. Noncash consideration is measured at fair value at agreement inception. The fair value of the crypto asset consideration is determined using the quoted price per the Principal Market at the beginning of each measurement period at the single Bitcoin level (one Bitcoin).

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

To determine the amount of revenue to recognize over time, the Company utilizes the cost-to-cost method as management believes cost incurred best represents the amount of work completed and remaining on projects. As the cost-to-cost method is driven by incurred cost, the Company calculates the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by the estimated contract amount to determine inception-to-date revenue. Approved changes to design plans are generally recognized as a cumulative adjustment to the percentage of completion calculation. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined, and any additional losses incurred subsequently are recognized in the subsequent reporting periods as they are identified. Additionally, contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for leasehold improvements are typically the lesser of the estimated useful life of the asset or the life of the term of the lease. The estimated useful lives for all the Company’s property and equipment are as follows:

Life (Years)
Buildings and building improvements	10-25
Miners and mining equipment	3
Machinery and facility equipment	5-10
Office and computer equipment	3

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Finite-lived intangible assets

Intangible assets with finite lives are comprised of customer contracts, trademarks, UL Listings, and patents that are amortized on a straight-line basis over their expected useful lives, which is their contractual term or estimated useful life. Patent costs consisting of filing and legal fees incurred are initially recorded at cost. The Company performs assessments to determine whether finite-lived classification is still appropriate at least annually. The carrying value of finite-lived assets and their remaining useful lives are also reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Impairment is measured by the amount that the carrying value exceeds fair value.

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

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. The fair value assigned to acquired assets and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Critical estimates in valuing certain of the intangible assets we have acquired include future expected cash flows from customer contracts, discount rates, and estimated market changes in the value of the Rockdale PPA, which is accounted for as a nonhedged derivative contract. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Investment in marketable equity securities

For investments in marketable equity securities in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee, the Company accounts for its investment using the equity method of accounting.  Determining the ability of an investor to exercise significant influence is not always clear and applying judgment is necessary to assess the status of each investment.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The Company has elected to measure its equity method marketable equity securities at fair value at each balance sheet date, with unrealized holding gains and losses recorded in other income (expense), as the shares have a readily determinable fair value since they are publicly traded and have significant average daily volume traded.

Convertible Debt Arrangements

Convertible debt securities contain embedded conversion options that must be first evaluated to determine if bifurcation and separate accounting would be required for the embedded feature. As a result, the Company is required: (1) to analyze whether the conversion feature meets the definition of a derivative and is not eligible for an exception from this guidance (otherwise, the conversion feature will be recognized as a derivative) and (2) to analyze whether there is a significant premium associated with the convertible debt instrument (otherwise, the Company will allocate the debt proceeds with the premium being allocated to equity). If neither condition is met, the entire instrument will be accounted for as debt (i.e., no bifurcation is needed). The embedded conversion features in the Company’s convertible debt securities are deemed to be indexed to the Company’s common stock and meet the criteria for classification in stockholders’ equity, and therefore derivative accounting does not apply. Therefore, the Company recognizes its convertible debt securities as long-term debt on its Consolidated Balance Sheets, net of unamortized debt issuance costs. The associated debt issuance costs are amortized into interest expense on the Consolidated Statements of Operations using the effective interest method over the term of the debt.

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

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”), which is comprised of several members of its executive management team, including the CEO, Executive Chairman, EVO-CFO, EVP-Head of Corporate Development & Strategy, and COO. The CODM uses segment gross profit (loss) to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s two reportable segments.

Change in Reportable Segments

Previously, the Company operated in three reportable business segments: Bitcoin Mining, Data Center Hosting, and Engineering. As of January 1, 2024, the Company has terminated all contracts with its legacy data center hosting customers and made the strategic decision to no longer offer data center hosting services to customers. Commencing with the three months ended March 31, 2024, the

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Data Center Hosting Segment no longer met the quantitative requirements as a reportable segment, and the CODM ceased analyzing the performance of the Company’s legacy data center hosting operations. As such, the Data Center Hosting Segment has been eliminated as a separate reportable segment. Bitcoin Mining and Engineering are the Company’s two remaining reportable business segments. See Note 20. Segment Information for more information.

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

Deferred revenue relates to upfront payments and consideration received from customers for the upfront license fee generated from our legacy animal health business.  Contract liabilities consist of billings in excess of costs and estimated earnings on uncompleted engineering contracts.

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

Recently issued accounting pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income for each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2023-08 for the year ended December 31, 2023. As a result of the adoption, the Company recorded a cumulative effect adjustment to its Accumulated deficit balance of approximately $6.0 million as of January 1, 2023, as a result of recognizing its Bitcoin held as of January 1, 2023, at fair value.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company expanded its disclosures in Note 20. Segment Information, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODM.

In December 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

Note 3. Acquisitions

E4A Solutions Acquisition

On December 16, 2024, the Company acquired 100% of the equity interests of E4A Solutions, a Texas-based electrical engineering solutions company, for total consideration of approximately $54.4 million, which was comprised of $51.8 million paid for using the Company’s existing cash and a contingent purchase price payable to the sellers with an estimated fair value of $2.6 million. Under the contingent purchase price payable, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ Adjusted EBITDA during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. The potential earnout is calculated as 2.65 times the amount the average adjusted EBITDA exceeds the Earnout threshold, as defined in the purchase agreement.

E4A Solutions is a provider of electrical engineering services to a diverse customer base of energy developers and data center operators. This acquisition adds to Riot’s vertically integrated strategy by adding engineering expertise to service its own existing and future electrical infrastructure as well as provide solutions and services to the rapidly growing market for electrical infrastructure.

The acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of December 31, 2024, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the acquisition date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the preliminary allocation of the purchase consideration:

Cash and cash equivalents	$915
Accounts receivable	3,961
Prepaid expenses and other current assets	169
Contract assets	2,135
Property and equipment	136
Operating lease right-of-use asset	612
Finite-lived intangible assets:
Customer contracts	23,100
Trademark	1,100
Other long-term assets	44
Accounts payable	(1,497)
Deferred revenue, current portion	(374)
Accrued expenses	(242)
Operating lease liability, current portion	(323)
Operating lease liability, less current portion	(289)
Other long-term liabilities	(53)
Total identifiable assets and liabilities acquired	29,394
Goodwill	25,022
Total purchase consideration	$54,416

The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other long-term assets, accounts payable, contract liabilities, accrued expenses, and other long-term liabilities were determined to be the carrying values due to the immaterial and/or short-term nature of the assets and liabilities.

The finite-lived intangible assets consist of a trademark and customer relationships. The fair value of the trademark was estimated using the relief from royalty rate method, which estimated future royalty charges attributable to the trademark. The fair value of the customer relationships was estimated using the income approach, which estimated future revenues and costs of the existing customer relationships.  The estimated fair values of the trademark and customer relationship utilized a discount rate of 13.4%.

The right of use asset and operating lease liabilities consisted of an operating lease of office and commercial space in Houston, Texas. The lease has annual payments of approximately $0.4 million and a remaining lease term of approximately two years as of acquisition.

Goodwill was attributable to the assembled workforce of experienced personnel at E4A Solutions and synergies expected to be achieved from the combined operations of Riot and E4A Solutions. The goodwill recognized is not expected to be deductible for tax purposes. We assigned the goodwill to our Engineering reportable segment.

The operating results of E4A Solutions have been included in the Company’s Consolidated Statements of Operations since the acquisition date. Through December 31, 2024, the Company recognized approximately $2.7 million of acquisition-related costs related to this acquisition that were expensed as incurred.

From the acquisition date through December 31, 2024, E4A Solution’s total revenue and net income was approximately $0.8 million and less than $0.1 million, respectively.

Block Mining Acquisition

On July 23, 2024, the Company acquired 100% of the equity interests of Block Mining, for total consideration of approximately $113.6 million, which was comprised of $13.5 million in cash (adjusted for net working capital acquired and other items, excluding the payoff of debt of $5.0 million, which was accounted for as a transaction separate from the acquisition) from the Company’s existing cash, 7.2 million shares of Riot common stock valued at approximately $74.0 million, and a contingent purchase price payable to the sellers with an estimated fair value of $26.1 million. Under the contingent purchase price payable, the sellers are eligible to earn up to $32.5 million in potential earn-out targets if certain milestones are reached by December 31, 2025.

The Block Mining Acquisition immediately increased Riot’s hash rate, expanded Riot’s footprint geographically, and provided exposure to additional energy markets outside of ERCOT, including the Paducah Power Systems, Tennessee Valley Authority (TVA)

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

and Big Rivers Electric Corporation in the MISO region. Block Mining is a vertically-integrated Bitcoin miner consisting of two operational sites, both in Kentucky, which consist of existing operational Bitcoin mining capacity, with the potential to expand. Additionally, Block Mining owns a separate greenfield expansion opportunity in Kentucky, adjacent to an existing substation, presenting the opportunity for further expansion. Block Mining is a capital efficient developer and operator of Bitcoin mining facilities with an experienced management team that will add to Riot’s ability to execute on its vertically-integrated strategy.

The acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of December 31, 2024, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the acquisition date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

The following table presents the preliminary allocation of the purchase consideration:

Cash and cash equivalents	$6,295
Accounts receivable	362
Prepaid expenses and other current assets	2,877
Property and equipment	20,165
Operating lease right-of-use asset	3,733
Accounts payable	(1,471)
Accrued expenses	(833)
Operating lease liability, current portion	(2,410)
Operating lease liability, less current portion	(1,323)
Long-term debt	(10,678)
Total identifiable assets and liabilities acquired	16,717
Goodwill	96,865
Total purchase consideration	$113,582

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

The assumed debt consisted of a $5.0 million secured loan and a $5.7 million note payable. The secured loan was paid off on the date of acquisition. The note payable carries a fixed rate of 8.81%, and matures in December 2035, with annual principal and accrued interest payments beginning on December 31, 2024. The fair value of the debt at acquisition of $5.7 million was determined to equal its carrying value due at acquisition, as the interest rate is reasonably consistent with rates the Company would expect to incur for similar debt instruments.

Goodwill was attributable to the assembled workforce of experienced personnel at Block Mining and synergies expected to be achieved from the combined operations of Riot and Block Mining. The goodwill recognized is not expected to be deductible for tax purposes. We assigned the goodwill to our Bitcoin Mining reportable segment.

The operating results of Block Mining have been included in the Company’s Consolidated Statements of Operations since the acquisition date. Through December 31, 2024, the Company recognized $2.8 million of acquisition-related costs related to this acquisition that were expensed as incurred.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

From the acquisition date through December 31, 2024, Block Mining’s total revenue and net loss were approximately $13.3 million and $20.9 million, respectively.

Pro-forma financial information

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Block Mining, and E4A Solutions, as if the companies were combined as of January 1, 2023. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition and excludes acquisition-related costs of $5.5 million incurred during the year ended December 31, 2024. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company. This information should not be used as a predictive measure of the Company’s future financial position, results of operations, or liquidity.

	Year Ended
	December 31,
	2024	2023
Revenue	$423,602	$330,820
Net income (loss)	$121,891	$(41,330)

Acquisition of Corsicana Facility land site

During the year ended December 31, 2022, the Company initiated a large-scale development to expand its Bitcoin mining capabilities with the acquisition of a 265-acre site in Navarro County, Texas, strategically located next to the Navarro switch, for $10.1 million. See Note 7. Property and Equipment, for more information about the Corsicana Facility.

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in See Note 20. Segments Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of December 31, 2024 and 2023, contract assets were $6.5 million and $15.4 million, respectively.

Contract liabilities primarily relate to upfront payments and consideration received from a legacy data center hosting customer and uncompleted Engineering contracts. As of December 31, 2024 and 2023, contract liabilities and deferred revenue were $26.1 million and $22.3 million, respectively.

During the years ended December 31, 2024 and 2023, $6.1 million and $11.2 million, respectively, of the beginning balance of contract liabilities and deferred revenue was recognized as revenue.

During the years ended December 31, 2024 and 2023, $3.5 million and $0.7 million, respectively, was recognized as revenue as a result of satisfying performance obligations in previous periods.

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	2025	2026	2027	2028	2029	Thereafter	Total
Legacy data center hosting contract	$2,422	$2,362	$2,362	$2,362	$2,362	$3,850	$15,720
Engineering	62,210	7,601	—	—	—	—	69,811
Other	97	97	97	97	—	—	388
Total contract liabilities	$64,729	$10,060	$2,459	$2,459	$2,362	$3,850	$85,919

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 5. Bitcoin

The following table presents information about the Company’s Bitcoin balance held:

	Quantity	Amounts
Balance as of December 31, 2023	7,362	$311,178
Revenue recognized from Bitcoin mined	4,828	321,002
Change in Bitcoin receivable	5	(625)
Acquisition of Bitcoin	5,784	577,500
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(45)	(2,478)
Change in fair value of Bitcoin	—	457,409
Balance as of December 31, 2024	17,722	$1,654,468

Carrying value of Bitcoin as of December 31, 2024 (a)		$1,093,793
Realized gains on the sale or exchange of Bitcoin for the year ended December 31, 2024 (b)		$7,983

Balance as of December 31, 2022	6,974	$109,420
Cumulative effect upon adoption of ASU 2023-08	—	5,994
Revenue recognized from Bitcoin mined	6,626	188,996
Change in Bitcoin receivable	(21)	(878)
Proceeds from sale of Bitcoin	(6,185)	(176,219)
Exchange of Bitcoin for employee compensation	(32)	(869)
Change in fair value of Bitcoin	—	184,734
Balance as of December 31, 2023	7,362	$311,178

Carrying value of Bitcoin as of December 31, 2023 (a)		$199,928
Realized gains on the sale or exchange of Bitcoin for the year ended December 31, 2023 (b)		$80,174

(a)	The carrying value of Bitcoin is equal to the post-impairment value of all Bitcoin held as of the adoption of ASU 2023-08 on January 1, 2023; for Bitcoin produced subsequent to the adoption ASU 2023-08, the initial value of the Bitcoin as determined for revenue recognition purposes; and, for Bitcoin acquired, the acquisition value.

(b)	Bitcoin is sold on a first in, first out (FIFO) basis. For all periods presented, gains were recognized on all sales of Bitcoin and exchanges of Bitcoin for employee compensation and are included in Change in fair value of Bitcoin on the Consolidated Statements of Operations.

All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin Mining operations (see Note 4. Revenue from Contracts with Customers) and acquisitions on the open market. All dispositions of Bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

Note 6. Investments

Equity method investment - marketable securities

During the year ended December 31, 2024, the Company acquired approximately 90.1 million common shares of Bitfarms Ltd. (“Bitfarms”) on the open market for approximately $203.8 million. As of December 31, 2024, the Company’s investment in Bitfarms was equal to approximately 19.9% of all outstanding Bitfarms common stock.

In September 2024, the Company and Bitfarms entered into a settlement agreement, under which the Company intends to review its investment in Bitfarms on a continuing basis and, subject to the terms of the settlement agreement, depending upon various factors, including without limitation, any discussion between the Company, Bitfarms and/or the Board of Bitfarms and Bitfarms’ advisors regarding, among other things, Bitfarms’ financial position and strategic direction, overall market conditions, other investment opportunities available to the Company, and the availability of securities of Bitfarms at prices that would make the purchase or sale of such securities desirable, the Company may (i) increase or decrease its position in Bitfarms through, among other things, the purchase or sale of securities of Bitfarms, including through transactions involving its common shares and/or other equity, debt,

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

notes, other securities, or derivative or other instruments that are based upon or relate to the value of securities of Bitfarms in the open market or otherwise, (ii) enter into transactions that increase or hedge its economic exposure to its investment without affecting its beneficial ownership of Bitfarms common stock or (iii) consider or propose other actions, including submitting a revised proposal to acquire Bitfarms.

On September 23, 2024, Bitfarms appointed an independent director to its board of directors that the Company proposed to be nominated and supported. As a result, for accounting purposes, the Company determined it obtained the ability to exercise significant influence over its investment. Therefore, the Company began accounting for its investment under the equity method of accounting and elected to account for it at fair value. There have been no intra-entity transactions, and therefore, no intra-entity profits or losses. Unrealized gains and losses are recognized in Other income (expense) on the Consolidated Statements of Operations. The fair value measurement of the Company’s investment in Bitfarms is based on quoted prices in an active market and valued at the closing price reported at the end of each period and thus represents a Level 1 measurement on the fair value hierarchy.

The following table presents information about the equity method investment - marketable securities (“marketable securities):

Investment, at cost	$203,754
Unrealized losses	(69,489)
Fair value as of December 31, 2024	$134,265

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

The fair value measurement of the convertible note is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of December 31, 2024, primarily consisted of a discount rate of 12.4%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

The following table presents information about the convertible note:

Fair value as of December 31, 2023	$4,709
Accrued interest	564
Amortized costs basis	5,273
Unrealized holding gains (losses) in accumulated other comprehensive income	72
Fair value as of December 31, 2024	$5,345

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

Coinsquare and Mogo

In September 2017, and February 2018, the Company acquired a minority interest for $9.4 million in Coinsquare Ltd., a Canadian cryptocurrency exchange (“Coinsquare”), which operates a digital cryptocurrency exchange platform in Canada. The investment resulted in an approximately 11.7% ownership in Coinsquare by the Company on a fully diluted basis. The Company elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

and do not give the Company significant influence over Coinsquare. Per the measurement alternative, the investment is recorded at cost, less any impairment, plus or minus changes resulting from observable price changes.

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

Note 7. Property and Equipment

The following table presents the Company’s property and equipment:

	December 31,	December 31,
	2024	2023
Buildings and building improvements	$715,862	$348,865
Land rights and land improvements	10,904	10,320
Miners and mining equipment	927,866	496,230
Machinery and facility equipment	44,377	39,144
Office and computer equipment	3,081	2,108
Construction in progress	82,965	166,970
Total cost of property and equipment	1,785,055	1,063,637
Less accumulated depreciation	(446,268)	(359,443)
Property and equipment, net	$1,338,787	$704,194

Depreciation and amortization expense related to property and equipment totaled approximately $206.2 million, $246.5 million, and $105.9 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company recognized an impairment charge for its miners and mining equipment during the year ended December 31, 2022, as described below, but did not incur any other impairment charges for its property and equipment for the years ended December 31, 2024 and 2023.

Miners and mining equipment

As of December 31, 2024, the Company had deployed miners in its Bitcoin Mining operations at its Rockdale Facility, Corsicana Facility, and Kentucky Facility. As of December 31, 2023, all the Company’s deployed miners were at its Rockdale Facility.

During the year ended December 31, 2023, the Company entered into the Master Agreement to acquire miners from MicroBT. In 2023, we executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 25.6 EH/s, for a total purchase price of approximately $453.4 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners to the Corsicana Facility, for deployment in immersion cooling systems, began in 2023, and all miners under these purchase orders are expected to be received and deployed by mid-2025. The Master Agreement also provides the Company with an option to purchase additional miners with a total hash rate of approximately 75.0 EH/s, on the same terms as the initial order.

During the year ended December 31, 2024, the Company entered into an additional purchase order with MicroBT under the Master Agreement to acquire 31,500 air-cooled miners with a total hash rate of 5.9 EH/s for a total purchase price of approximately $96.7 million. This purchase order is in addition to existing purchase options under the Master Agreement. Delivery of these miners occurred during the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, we sold 19,817 and 2,700, underperforming Antminer model S19 XP miners, respectively, for which we recognized losses of $17.4 million and $5.3 million during the years ended December 31, 2024 and 2023, respectively.

Effective January 1, 2024, as a result of new information about the useful lives of Bitcoin miners, the Company determined the estimated useful life of its Bitcoin miners will be increased from two years to three years. In making this determination, the Company

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

took into consideration its first-hand experience of miners remaining in service beyond a two-year period, as well as its increased use of immersion-based mining, which the Company anticipates will extend the useful life of miners, due to improved heat removal and reduced exposure to particulates, as compared to traditional air-cooled mining. For the year ended December 31, 2024, the effect of this change in estimate was a reduction in depreciation expense and an increase in net income of approximately $78.3 million, and increases in basic earnings per share of $0.28 and diluted earnings per share of $0.25.

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

Casualty-related charges (recoveries), net

In December 2022, the Rockdale Facility was damaged during severe winter storms in Texas. As of December 31, 2024, the Company estimated that total damages of $10.3 million had been incurred. During the year ended December 31, 2024, the Company received net insurance recoveries of $2.8 million, in addition to the $7.5 million recovered during the year ended December 31, 2023, primarily related to the damage incurred at Rockdale Facility. Recoveries are recognized when they are probable of being received.

Construction in progress

In 2022, the Company initiated development of the Corsicana Facility to expand its Bitcoin Mining capabilities, on a 265-acre site in Navarro County, Texas, located near the Navarro Switch.

The initial phase of development of the Corsicana Facility involves the construction of immersion-cooled Bitcoin Mining infrastructure, including a high-voltage power substation and electrical and water transmission facilities to supply power and water to the facility. Operations of this initial phase of the development commenced in April 2024, following energization of the substation. As of December 31, 2024, the initial phase of Corsicana was complete with deployed Bitcoin Mining infrastructure comprising of four operational buildings, Buildings A1, A2, B1, and B2.

During the year ended December 31, 2023, the Company entered into a purchase agreement to acquire immersion cooling systems for use in Bitcoin Mining facilities developed at the Corsicana Facility. Delivery and installation of these immersion cooling systems was completed during the year ended December 31, 2024, with miner installation and operations commencing progressively as the systems were installed. The purchase agreement also provides the Company an option to purchase additional immersion cooling systems from the same manufacturer, on the same terms as the initial order, through December 31, 2025.

During the year ended December 31, 2024, the Company entered into a second purchase agreement to acquire immersion cooling systems from a different manufacturer for use in the Bitcoin Mining facilities at the Corsicana Facility. Delivery of these immersion cooling systems was completed during the year ended December 31, 2024.

Through December 31, 2024, the Company incurred total costs of approximately $415.9 million related to the development of the first phase of the Corsicana Facility (exclusive of miners), including $10.1 million paid to acquire the land on which the facility was  developed.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 8. Goodwill and Intangible Assets

Goodwill

The goodwill balance of $121.9 million as of December 31, 2024, was attributable to the assembled workforces of experienced personnel at Block Mining and E4A Solutions and synergies expected to be achieved as a result of the Company’s acquisitions. See Note 3. Acquisitions.

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

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(1,911)	$27,489	10
Trademark	6,100	(1,542)	4,558	10
UL Listings	2,700	(694)	2,006	12
Patents	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(14,207)	$34,053

The customer contracts and trademark were recognized as the result of the E4A Solutions Acquisition in December 2024 and the ESS Metron acquisition which occurred during the year ended December 31, 2021. The UL listings were recognized as the result of the ESS Metron acquisition which occurred during the year ended December 31, 2021.

During the year ended December 31, 2022, the Company paid $9.5 million to license a patent for technology being used in the development of the Corsicana Facility. The amount paid was amortized over the term of the license, which expired on December 31, 2024.

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

During the years ended December 31, 2024, 2023, and 2022, amortization expense related to finite-lived intangible assets was $5.8 million, $5.8 million, and $2.1 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of December 31, 2024:

2025	$3,775
2026	3,775
2027	3,775
2028	3,775
2029	3,775
Thereafter	15,178
Total	$34,053

The Company did not identify any impairment of its finite-lived intangible assets during the years ended December 31, 2024, 2023, and 2022.

Note 9. Power Supply Agreements

Rockdale Facility

Power Purchase Agreement

In May 2020, the Company, through its subsidiary, Whinstone, entered into the Rockdale PPA to provide for the delivery of power to its Rockdale Facility, via the nearby Sandow Switch. Pursuant to the Rockdale PPA, the Company has agreed to acquire a total of 345 MW of long-term, fixed-price power, in multiple blocks, as follows: 130 MW contracted in May 2020, at fixed prices through April 30, 2030; 65 MW contracted in March 2022, at fixed prices through April 30, 2030; and 150 MW contracted in November 2022, at fixed prices through October 31, 2027. Additionally, under the Rockdale PPA, the Company has the option to purchase additional power at market prices, as needed.

Under the Rockdale PPA, the Company may also elect not to utilize its long-term, fixed-price power for its operations, and instead elect to sell that power in exchange for credits against future power costs when there is a benefit to the Company, depending on the spot market price of electricity. The Company’s power strategy combines participation in Demand Response Services Programs, as described below, participation in ERCOT’s Four Coincident Peak (“4CP”) program, and sales of power, to attempt to manage operating costs most efficiently.

During the years ended December 31, 2024, 2023, and 2022, the Company earned credits against future power costs in exchange for power resold of approximately $33.7 million, $71.2 million, and $27.3 million, respectively. These amounts are recorded in Power curtailment credits on the Consolidated Statements of Operations.

The Company determined the Rockdale PPA meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back for sale outside of the Rockdale PPA, rather than taking physical delivery, the Company determined that physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Rockdale PPA. Accordingly, the Rockdale PPA (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Consolidated Balance Sheets with the change in the fair value recorded in Change in fair

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

value of derivative asset on the Consolidated Statements of Operations. The Rockdale PPA is not designated as a hedging instrument. The Facilities Agreement, Demand Response Service Programs, and the 4CP program are not part of the Rockdale PPA, and are therefore not subject to treatment and valuation as a derivative along with Rockdale PPA.

The terms of the Rockdale PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of December 31, 2024, the margin-based collateral requirement of the Company was zero.

While the Company manages operating costs at the Rockdale Facility in part by periodically selling back unused or uneconomical power, the Company does not consider such actions to be trading activities.

Demand Response Services Programs

Concurrently with the Rockdale PPA, Whinstone entered into an interconnection agreement for the extension of delivery system transmission/substation facilities to facilitate delivery of electricity to the Rockdale Facility (the “Facilities Agreement”). Power costs incurred under the Facilities Agreement are determined every 15 minutes using settlement information provided by ERCOT and are recorded in Cost of revenue on the Consolidated Statements of Operations. During the year ended December 31, 2024, the construction of the interconnection was completed and power costs under the Facilities Agreement are no longer being incurred.

ERCOT has implemented Demand Response Services Programs for customers like the Company that have the ability to reduce or modify electricity use in response to ERCOT instructions or signals. These Demand Response Services Programs provide the ERCOT market with valuable grid stability and economic services by helping to preserve system reliability, enhancing competition and load predictability, mitigating price spikes, and stabilizing the grid by encouraging the demand side of the market to give more visibility and control of their power consumption to grid operators. Market participants with flexible electrical loads, like the Company, may participate in these Demand Response Service Programs directly by offering their electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing power demand in the ERCOT marketplace. The Demand Response Services Programs run concurrent with the Rockdale PPA.

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

Corsicana Facility

During the year ended December 31, 2024, the Company’s subsidiary, Riot Corsicana, LLC, entered into an agreement with ICE Futures U.S., Inc., a subsidiary of the InterContinental Exchange to access the exchange for the execution of electricity futures contracts. The Company intends to purchase agreements up to the amount of power used at the Corsicana Facility. These financial instruments meet the definition of derivatives, but are not designated as hedging instruments, and will be recognized at fair value, with any gains or losses recognized in Net income (loss) on the Consolidated Statements of Operations.

The Company has entered into the electricity futures contracts to manage electricity price risk and reduce the variability of cash flows associated with purchases of electricity used for the Company’s Bitcoin Mining operations at the Corsicana Facility.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2024, the Company held outstanding electricity futures contracts for 26,992 mWh with a combined fair value of $0.3 million included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. During the year ended December 31, 2024, realized and unrealized gains of $0.3 million were recognized in Other income (expense) on the Consolidated Statements of Operations.

During the year ended December 31, 2024, the Company’s subsidiary, Riot Corsicana, LLC, also entered into a requirements contract with MEMS Industrial Supply (“MEMSIS” or “Mitsui”) under which it will purchase retail power to meet the consumption requirements of the Corsicana Facility. Electric power will be invoiced by MEMSIS based upon the market price for electric power at the ERCOT North Load Zone, plus a retail adder corresponding to the peak consumption threshold of the Corsicana Facility, and pass through charges (ex., ancillary charges, taxes, congestion, and line loss), based on the actual variable consumption of the Corsicana Facility. The contract, dated November 12, 2024, has a 3-year term ending November 25, 2027.  Although this contract does not require the supply of power at a fixed price, it allows the parties to enter into fixed-price contracts.

Under the requirements contract with MEMSIS, during the year ended December 31, 2024, Riot and MEMSIS entered into the Corsicana PPA, a 3-year contract (January 1, 2025 through December 31, 2027, but excluding July and August contracts during the period) for a fixed quantity of 25 MW at a fixed price of $43.95 per mWh.

The Company determined the Corsicana PPA with MEMSIS meets the definition of a derivative and, accordingly, the Corsicana PPA (a non-hedging derivative contract) is recorded at its estimated fair value each reporting period in Derivative asset on the Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Consolidated Statements of Operations. The requirements contract is not designated as a hedging instrument.

Kentucky Facility

In April 2021, the Company’s subsidiary, Block Mining, entered into the Kentucky PPA, a long-term power purchase agreement to provide power to one of its locations in Kentucky. Pursuant to the Kentucky PPA, the Company has the ability, but not the obligation, to acquire up to a total of 60 MW of power at one of its facilities through mid-April 2041. The all-in power rate includes a portion of the total fee that is at a fixed rate and another portion that adjusts annually. The Company determined the Kentucky PPA does not meet the definition of a derivative because it does not contain a notional amount.

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

Derivative Asset

The following table presents the unobservable inputs used in the valuation of the Derivative asset:

Valuation Date	Significant Unobservable Input	Range			Average
December 31, 2024	Forward prices (per mWh)	$31.22	-	$95.58	$51.98
December 31, 2023	Forward prices (per mWh)	$26.35	-	$83.60	$43.80

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2023	$104,218
Change in fair value of derivative asset:
Change due to future price curve	60,186
Change due to passage of time and settlements	(14,909)
Total change in fair value of derivative assets	45,277
Balance as of December 31, 2024	$149,495

The estimated fair values of the Rockdale PPA and Corsicana PPA are classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation, which include the fixed price of each block for all 345 MW of power to be delivered per the Rockdale PPA and 25 MW of power to be delivered per the Corsicana PPA, discounted cash flow estimation models containing quoted commodity exchange spot and forward prices in mWh and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Rockdale PPA, which is scheduled to end as of April 30, 2030, and the term of the Corsicana

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

PPA, which is scheduled to end as of December 31, 2027, and a discount rate of 23.8%. Actual power usage is not a variable input in the determination of the fair value as the price and quantity of power to be delivered per the Rockdale PPA and the Corsicana PPA are fixed despite the existence of multiple blocks with separate power amounts.

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

Note 10. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of December 31, 2023	$185,294
Additions	442,517
Reclassifications to property and equipment	(623,316)
Balance as of December 31, 2024	4,495
Security deposits	25,620
Total long-term deposits	$30,115

Deposits on equipment

During the year ended December 31, 2024, the Company made deposits and advance payments of $364.8 million to MicroBT for the purchase of miners and made deposits of $77.7 million for the purchases of other property and equipment, primarily consisting of electrical components and immersion tanks used in the development of the Corsicana Facility. During the year ended December 31, 2024, the Company reclassified $540.4 million of deposits made to MicroBT and $82.9 million of other deposits to property and equipment in connection with the receipt of the equipment. See Note 7. Property and Equipment.

Security deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of December 31, 2024, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the Rockdale PPA, resulting in a total of 345 MW under contract at fixed prices at the Rockdale Facility. See Note 9. Power Supply Agreements.

The Company has other security deposits totaling approximately $2.6 million for its offices and facilities, including $1.8 million associated with its ground lease.

Note 11. Accrued Expenses

The following table presents the Company’s accrued expenses:

	December 31,	December 31,
	2024	2023
Property and equipment	$15,146	$23,451
Power related costs and remittances	19,636	11,114
Compensation	21,218	14,888
Insurance	11,672	7,490
Other	8,000	5,428
Total accrued expenses	$75,672	$62,371

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 12. Debt

2030 Notes

In December 2024, the Company sold $594.4 million aggregate principal of 0.75% Convertible Senior Notes (the “2030 Notes”). Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2025. The notes will mature on January 15, 2030, unless earlier repurchased, redeemed, or converted.

Until July 15, 2029, the 2030 Notes may be converted at the option of the holder only upon the occurrence of certain events. On or after July 15, 2029, until the close of business on the second trading day immediately preceding the maturity date, the 2030 Notes may be converted at the option of the holder at the conversion rate then in effect. The Company may not redeem the 2030 Notes prior to January 20, 2028, at which time the Company may redeem the 2030 Notes upon the occurrence of certain events.

The Company will settle any conversions of the 2030 Notes by paying or delivering cash, shares of common shares, or a combination of cash and shares of common shares, at the Company’s election. The 2030 Notes are convertible based upon an initial conversion rate of 67.2767 shares of the Company's common stocks per $1,000 principal amount of the 2030 Notes, equivalent to an initial conversion price of approximately $14.86 per share of Company common stock. The conversion rate is subject to adjustment upon the occurrence of certain anti-dilutive events.

The Company incurred $15.2 million of issuance costs related to the 2030 Notes, which it will amortize into Interest expense, (income) on the Consolidated Statements of Operations over the term of the 2030 Notes. The 2030 Notes are recognized as long-term debt on the Consolidated Balance Sheets, net of unamortized debt issuance costs, and as of December 31, 2024, the amount recognized was $579.3 million ($594.4 million principal less $15.1 million of unamortized debt issuance costs).

During the year ended December 31, 2024, the Company recognized $0.2 million of amortization of the deferred issuance costs.

As of December 31, 2024, the 2030 Notes had an estimated fair value of approximately $548.6 million. The estimated fair value is based on quoted prices in an active market and valued at the closing price reported at the end of the period and thus represents a Level 1 measurement on the fair value hierarchy.

Revolving Credit Facilities

$50 Million Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility (“$50 Million Credit Facility”). Revolving Loans borrowed by the Company under the $50 Million Credit Facility carry a per annum interest rate of 1.25% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $50 Million Credit Facility have a one-year term and incur fees of 1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the issuance of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company funded the entire $50.0 million amount of the credit facility as security into a control account maintained by the lender to serve as collateral. The balance maintained in the control account is included in Restricted cash on the Consolidated Balance Sheets. Variable interest, equal to approximately 5.6% per annum as of December 31, 2024, is earned by the Company on the amount held in the control account.

During the year ended December 31, 2024, the Company issued $8.4 million in Letters of Credit against the $50 Million Credit Facility.

$20 Million Credit Facility

In August 2024, the Company entered into a two-year $20.0 million Revolving Credit Facility (“$20 Million Credit Facility”). Revolving Loans borrowed by the Company under the $20 Million Credit Facility carry a per annum interest rate of 1.60% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $20 Million Credit Facility have a one-year term and incur

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

fees of 1.5% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the issuance of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company funded the entire $20.0 million amount as security into a control account maintained by the lender to serve as collateral. The balance maintained in the control account is included in Restricted cash on the Consolidated Balance Sheets. Variable interest, equal to approximately 3.96% per annum as of December 31, 2024, is earned by the Company on the amount held in the control account.

During the year ended December 31, 2024, the Company did not issue any Letters of Credit against the $20 Million Credit Facility.

Note Payable

As part of the Block Mining Acquisition, the Company assumed a $5.7 million note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due beginning on December 31, 2024.

The following table presents the future minimum principal payments due on the note payable as of December 31, 2024:

2025	$314
2026	343
2027	373
2028	405
2029	443
Thereafter	3,445
Total	$5,323

As of December, 31, 2024, the note payable had an estimated fair value of approximately $5.1 million. The fair value measurement of the note payable is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of December 31, 2024, primarily consisted of management’s best estimate of both the probability and timing of a conversion event and an interest rate range of 8.9% to 10.5%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

Credit and Security Facility

The Company’s subsidiary, ESS Metron, had a Credit and Security Facility Agreement, as amended, which provided for a $10.0 million credit and security facility consisting of a $6.0 million revolving line of credit (the “Revolving Line of Credit”) and a $4.0 million equipment guidance line (the “Equipment Guidance Line”).

The Revolving Line of Credit matured in December 2024 and had interest due monthly and principal due at maturity. Upon maturity, the Revolving Line of Credit was not renewed or extended. All amounts borrowed under the Revolving Line of Credit carried a variable interest of not less than 4.0% and were secured by the assets of ESS Metron. There were no borrowings under the Revolving Line of Credit during the year ended December 31, 2024. As of December 31, 2023, the outstanding balance on the Revolving Line of Credit was $0.

The Equipment Guidance Line also matured in December 2024 and permitted the Company to finance up to 80.0% of certain equipment purchases. Upon maturity, the Equipment Guidance Line was not renewed or extended. All amounts borrowed under the Equipment Guidance Line carried a variable interest of not less than 4.0% and were secured by the assets of ESS Metron. During the year ended December 31, 2024, there were no borrowings under the Equipment Guidance Line and approximately $0.5 million outstanding under the Equipment Guidance Line converted to a fixed rate term loan (see below). As of December 31, 2023, the outstanding balance on the Equipment Guidance Line was $0.5 million.

All borrowings and accrued interest under the Equipment Guidance Line converted to fixed rate term loans every six months, which had either five-year terms for borrowings used to acquire vehicles and manufacturing equipment (“Manufacturing Term Loans”) or three-year terms for borrowings of equipment other than vehicles and manufacturing equipment (“Equipment Term Loans”). The Manufacturing Term Loans made upon the first conversion of guidance line loans carried interest at a fixed rate equal to the five-year treasury rate plus 2.5% as of conversion and the Equipment Term Loans made upon the first conversion of guidance line loans carried interest at a fixed rate equal to the three-year treasury rate plus 2.5% as of conversion. All subsequent conversions to Manufacturing Term Loans and Equipment Term Loans carried interest at a fluctuating rate equal to the lender’s prime rate.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, approximately $0.5 million outstanding under the Equipment Guidance Line was converted into a three-year Equipment Term Loan with a fixed interest rate of 6.6%. The outstanding Equipment Term Loan principal of $0.8 million was paid in full during the year ended December 31, 2024. As of December 31, 2023, the outstanding balance on the Equipment Term Loan was $0.3 million.

Note 13. Leases

As of December 31, 2024, the Company had operating leases primarily for its various offices, the manufacturing facilities of ESS Metron and E4A Solutions, a ground lease for the Rockdale Facility, and the Kentucky Facility data center, all of which expire on various dates through January 2032.

During the year ended December 31, 2024, the Company acquired an operating lease of a data center in Calvert City, Kentucky as part of the Block Mining Acquisition and an office and commercial space in Houston, Texas as part of the E4A Solutions Acquisition. See Note. 3. Acquisitions. Subsequent to the Block Mining Acquisition, the data center lease capacity was further expanded and the term of the expanded lease was extended from three years to five years.

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

As of December 31, 2024 and 2023, operating lease right of use assets were $27.5 million and $20.4 million, respectively, and operating lease liabilities were $28.5 million and $21.3 million, respectively.

The following table presents the components of the Company’s lease expense. Ground and facilities lease expenses are included in Cost of revenue and office lease expenses are included in Selling, general, and administrative on the Consolidated Statements of Operations:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$4,965	$3,747	$3,193
Variable lease cost	646	240	182
Operating lease expense	$5,611	$3,987	$3,375

The following table presents supplemental lease information:

	2024	2023	2022
Operating leases net operating cash outflows	$5,498	$3,522	$2,789
Right of use assets exchanged for new operating lease liabilities	$10,987	$1,249	$10,333
Weighted-average remaining lease term – operating leases	6.0	7.5	8.5
Weighted-average discount rate – operating leases	7.1%	6.7%	6.6%

The following table presents the Company’s future minimum operating lease payments as of December 31, 2024:

	Ground lease	Office and other leases	Total
2025	$2,058	$4,457	$6,515
2026	2,119	4,028	6,147
2027	2,183	3,433	5,616
2028	2,249	2,989	5,238
2029	2,316	2,275	4,591
Thereafter	5,053	2,106	7,159
Total undiscounted lease payments	15,978	19,288	35,266
Less present value discount	(3,724)	(3,006)	(6,730)
Present value of lease liabilities	$12,254	$16,282	$28,536

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 14. Stockholders’ Equity

Preferred Stock

0% Series B Convertible Preferred Stock

On November 3, 2017, the Company designated 1,750,001 shares of preferred stock as “0% Series B Convertible Preferred Stock.”

The shares of 0% Series B Convertible Preferred Stock are non-voting and convertible into shares of common stock based on a conversion calculation equal to the stated value of the 0% Series B Convertible Preferred Stock, plus all accrued and unpaid dividends, if any, as of such date of determination, divided by the conversion price. The stated value of each share of 0% Series B Convertible Preferred Stock is $6.80 and the initial conversion price is $6.80 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. Holders of 0% Series B Convertible Preferred Stock are entitled to receive dividends if and when declared by the Company’s Board. The 0% Series B Convertible Preferred Stock is also subject to beneficial ownership limitations and conversion limitations.

During the year ended December 31, 2022, the remaining 2,199 shares outstanding of the Company’s 0% Series B Convertible Preferred Stock were converted to 2,199 shares of its common stock. As of December 31, 2024 and 2023, no shares of the Company’s 0% Series B Convertible Preferred Stock were outstanding.

Common Stock

The Company is authorized to issue up to 680,000,000 shares of Common Stock, without any par value per share.

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

ATM Equity Offerings

August 2024 ATM Program

In August 2024, the Company established the August 2024 ATM Program, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the year ended December 31, 2024, the Company received net proceeds of approximately $380.0 million ($387.8 million of gross proceeds, net of $7.8 million in commissions and expenses) from the sale of 41,336,261 shares of its common stock at a weighted average fair value of $9.38 per share under the August 2024 ATM Program. As of December 31, 2024, approximately $362.2 million of shares of the Company’s common stock were available for sale under the August 2024 ATM Program.

February 2024 ATM Program

In February 2024, the Company established the February 2024 ATM Program, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the year ended December 31, 2024, the Company received net proceeds of approximately $462.5 million ($471.9 million of gross proceeds, net of $9.4 million in commissions and expenses) from the sale of 40,646,055 shares of its common stock at a weighted average fair value of $11.61 per share under the February 2024 ATM Program. With the sale and issuance of those shares, no additional shares of common stock will be offered or sold under the February 2024 ATM Program.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

2023 ATM Program

In August 2023, the Company established the 2023 ATM Program, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the year ended December 31, 2023, the Company received net proceeds of approximately $571.6 million ($583.3 million of gross proceeds, net of $11.7 million in commissions and expenses) from the sale of 45,758,400 shares of its common stock at a weighted average fair value of $13.07 per share under the 2023 ATM Program.

During the year ended December 31, 2024, the Company received net proceeds of approximately $114.9 million ($117.3 million of gross proceeds, net of $2.4 million in commissions and expenses) from the sale of 8,644,100 shares of its common stock at a weighted average fair value of $13.57 per share under the 2023 ATM Program. With the sale and issuance of those shares, no additional shares of common stock will be offered or sold under the 2023 ATM Program.

2022 ATM Program

In March 2022, the Company entered into an ATM sales agreement under which it could offer and sell up to $500.0 million in shares of the Company’s common stock.

During the year ended December 31, 2022, the Company received gross proceeds of approximately $304.8 million ($298.2 million, net of $6.6 million in commissions and expenses), from the sale of 37,052,612 shares of common stock at an average fair value of $8.23 per share under the 2022 ATM Program.

During the year ended December 31, 2023, the Company received net proceeds of approximately $191.2 million ($195.2 million of gross proceeds, net of $3.9 million in commissions and expenses) from the sale of 16,447,645 shares of its common stock at a weighted average fair value of $11.86 per share under its 2022 ATM Program. With the sale and issuance of these shares, all $500.0 million in shares of the Company’s common stock available for sale under its 2022 ATM Program had been issued.

Under the terms of the August 2024, February 2024, 2023, and 2022 ATM Programs, the Company only issued shares of its common stock.

Warrants

During the year ended December 31, 2021, the Company issued warrants to XMS Capital Partners, LLC as partial payment for its advisory services in connection with the acquisition of Whinstone. The warrants entitle XMS to purchase up to 63,000 shares of the Company’s common stock at a purchase price of $48.37 per share. The warrants may be exercised at any time through August 12, 2026.

The warrants are recognized as a liability with a fair value of zero upon issuance and a redemption value of zero as of December 31, 2024 and 2023.

2024 Transactions

During the year ended December 31, 2024, the Company increased its authorized shares of common stock from 340.0 million shares to 680.0 million shares.

During the year ended December 31, 2024, the Company issued approximately 7.2 million shares of common stock with a value of approximately $74.0 million as consideration for the Block Mining Acquisition (see Note 3. Acquisitions).

During the year ended December 31, 2024, approximately 16.0 million shares of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, and net of tax withholding, were issued. The Company withheld approximately 1.1 million shares of the common stock issued upon vesting, with a fair value of approximately $11.6 million, to cover the withholding taxes related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan. See Note 15. Stock-Based Compensation, for a complete description of the 2019 Equity Incentive Plan.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

In June 2024, the Company’s stockholders approved the Sixth Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 15.0 million shares.

2023 Transactions

During the year ended December 31, 2023, approximately 5.0 million shares of restricted stock, net of forfeitures and delivery of common stock underlying the stock awards, and net of tax withholding, were issued. The Company withheld approximately 1.3 million shares of the common stock issued upon vesting, with a fair value of approximately $14.0 million, to cover the withholding taxes related to the settlement of these vested restricted stock awards, as permitted by the 2019 Equity Incentive Plan.

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

During the year ended December 31, 2022, approximately 1.8 million shares of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, and net of tax withholding, were issued. The Company withheld approximately 0.7 million shares of the common stock issued upon vesting, with a fair value of approximately $10.1 million, to cover the withholding taxes related to the settlement of these vested restricted stock units, as permitted by the 2019 Equity Incentive Plan.

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

As of December 31, 2024, the Company had 14,666,096 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s stock-based compensation expense by category:

	Years Ended December 31,
	2024	2023	2022
Performance-based stock awards and units	$99,178	$(4,703)	$16,444
Service-based stock awards and units	26,026	36,873	8,111
Total stock-based compensation	$125,204	$32,170	$24,555

Stock-based compensation expense is recognized within Selling, general and administrative on the Consolidated Statements of Operations.

Performance-Based Awards and Units

Performance-based RSAs and RSUs and units are eligible to vest over a three-year performance period based on the Company’s TSR as compared to the performance of the Index TSR.

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2024	4,928,526	$21.71
Granted	18,089,198	$12.39
Vested	(252,380)	$23.30
Forfeited	(3,149,956)	$22.08
Balance as of December 31, 2024	19,615,388	$13.03

During the year ended December 31, 2023, the Company granted 2,076,340 with a grant-date fair value of $36.3 million. During the year ended December 31, 2022, the Company granted 245,266 performance-based RSAs with a grant date fair value of $1.7 million.

As of December 31, 2024, there was approximately $159.1 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2024	246,426	$19.59
Granted	1,522,612	$11.41
Vested	—	—
Forfeited	—	—
Balance as of December 31, 2024	1,769,038	$12.55

During the year ended December 31, 2023, the Company granted 246,426 performance-based RSUs with a grant date fair value of $4.8 million. During the year ended December 31, 2022, the Company granted 1,412,299 performance-based RSUs with a grant date fair value of $15.1 million and all outstanding performance-based RSUs were converted into performance-based RSAs.

As of December 31, 2024, there was approximately $13.9 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.9 years.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Service-Based Awards and Units

Service-based awards vest over a one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2024	4,897,894	$9.14
Granted	8,172,345	$10.02
Vested	(4,280,308)	$7.88
Forfeited	(6,077,072)	$11.98
Balance as of December 31, 2024	2,712,859	$11.76

During the year ended December 31, 2023, the Company awarded 1,313,925 service-based RSAs with a grant date fair value of $20.3 million. During the year ended December 31, 2022, the Company awarded 10,310,115 service-based RSAs with a grant date fair value of $69.4 million.

As of December 31, 2024, there was approximately $25.6 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.2 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2024	155,213	$19.30
Granted	294,608	$9.95
Vested	(87,396)	$16.83
Forfeited	—	—
Balance as of December 31, 2024	362,425	$12.29

During the year ended December 31, 2023, the Company awarded 155,213 service-based RSUs with a grant date fair value of $3.0 million. During the year ended December 31, 2022, the Company awarded 922,552 service-based RSUs with a grant date fair value of $6.4 million and all outstanding service-based RSUs were converted into service-based RSAs.

As of December 31, 2024, there was approximately $3.6 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.2 years.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of December 31, 2024
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,654,468	$1,654,468	$—	$—
Equity method investment - marketable securities(b)	$134,265	$134,265	$—	$—
Convertible note(b)	$5,345	$—	$—	$5,345
Derivative asset(c)	$149,495	$—	$—	$149,495
Contingent consideration liabilities(d)	$26,855	$—	$—	$26,855

	Fair value measured as of December 31, 2023
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$311,178	$311,178	$—	$—
Convertible note(b)	$4,709	$—	$—	$4,709
Derivative asset(c)	$104,218	$—	$—	$104,218
Contingent consideration liability(d)	$909	$—	$—	$909

(a)	See Note 5. Bitcoin
(b)	See Note 6. Investments
(c)	See Note 9. Power Supply Agreements
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

As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies

Commitments

Miners and mining equipment

During the years ended December 31, 2024 and 2023, the Company paid a total of $555.9 million in deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described herein. The remaining commitment of approximately $1.0 million due as of December 31, 2024, was paid in January 2025.

Infrastructure

During 2024, the Company entered into agreements related to water supply infrastructure for the Corsicana Facility resulting in total remaining commitments of approximately $16.8 million. The Company expects to incur these costs throughout 2026.

Operating leases

The Company leases its primary office locations and Kentucky Facility data center and has a ground lease for its Rockdale Facility under noncancelable lease agreements that expire on varying dates through 2032. For additional information see Note 13. Leases.

Water reservation agreement

The Company has a water reservation agreement, as amended, with the lessor of its ground lease to secure a certain quantity of non-potable water from a nearby lake to be used by the Company at the Rockdale Facility. The water reservation agreement runs through January 2032 and requires annual payments of approximately $2.4 million.

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

Contingent consideration liabilities

Block Mining

As part of the Block Mining Acquisition, the sellers are eligible to earn an additional $32.5 million in potential earn-out targets, payable in cash or stock, if certain milestones are reached by December 31, 2025 (See Note 3. Acquisitions). This contingent consideration was recognized as the acquisition date fair value of $26.1 million and is recognized on the Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, a risk-free interest rate of approximately 5% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1% based on the median of Investment Grade High Yield Debt Instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of December 31, 2024, the Block Mining contingent consideration had an estimated fair value of $23.6 million.

E4A Solutions

As part of the E4A Solutions Acquisition, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ Adjusted EBITDA, calculated as 2.65 times the amount the average adjusted EBITDA exceeds the Earnout threshold, as defined in the purchase agreement, during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. This contingent consideration was recognized as the acquisition date fair value of $2.6 million and is recognized on the Consolidated Balance Sheets in Contingent consideration liabilities, less current portion. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, a risk-free interest rate of

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

approximately 4.25% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1% based on the median of Investment Grade and High Yield Debt Instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

Whinstone

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

In April 2021, under the provisions of the Rockdale PPA, and as a result of the weather event, the Company entered into a Qualified Scheduling Entity (“QSE”) Letter Agreement, which resulted in the Company being entitled to receive approximately $125.1 million for its power sales during the February winter storm, all under the terms and conditions of the QSE Letter Agreement. The Company received cash of $29.0 million in April 2021 (after deducting $10.0 million in power management fees owed by Whinstone), approximately $59.7 million was credited against power bills of the Company during 2022, with the remaining $26.3 million being contingent upon ERCOT’s future remittance. These amounts are recognized gross before fair value adjustments and expenses incurred by the Company for power management fees noted above and customer settlements. The fair value of the settlement agreement was estimated and recognized as an asset as part of acquisition accounting.

As part of the acquisition of Whinstone, the Company is obligated to pay the seller up to $86.0 million, net of income taxes, (undiscounted) of additional consideration if certain power credits are received or realized by the Company arising from the February 2021 weather event. Upon the acquisition of Whinstone, the estimated fair value of the contingent consideration was approximately $83.0 million.

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

Approximately $1.2 million of remaining future power credits to be received are estimated to be received over a period of 12 years. The Company determined the value of the contingent consideration as of December 31, 2024, using a discount rate of approximately 8.0%, which was based on the factors above, including the recent increase in interest rates.

The following table presents the changes in the estimated fair value of the Company’s contingent consideration liabilities:

Balance as of December 31, 2023	$909
Block Mining Acquisition	26,085
E4A Solutions Acquisition	2,640
Change in contingent consideration	(320)
Change in fair value of contingent consideration	(2,459)
Balance as of December 31, 2024	$26,855

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

Green Revolution Cooling Patent Dispute

On March 22, 2024, GRC filed a complaint against the Company in Case No. 6:24-CV-152 in the Western District of Texas for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by third parties infringe GRC’s U.S. Patent Nos. 9,992,914 (“the ’914 Patent”) and 10,123,463 (“the ’463 Patent”). In the complaint, GRC seeks unspecified damages and an injunction against all products that allegedly infringe the ’914 Patent and the ’463 Patent (or in lieu of an injunction, an award of a compulsory forward royalty). The Company has engaged counsel and is working with its counsel to evaluate and defend the Company from this infringement claim. While a preliminary investigation of GRC’s claims is underway, the Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

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

Following the final determination, Northern Data filed a complaint against the Company in the Delaware Court of Chancery (the “Chancery Court”) on June 23, 2023 (Case No. C.A. No. 2023-0650-LWW) challenging the independent accountant’s written final determination and seeking to re-litigate the purchase price adjustment process.  The Company contests the legal and factual basis of Northern Data’s claims and filed a motion to dismiss the complaint on July 17, 2023, which the Chancery Court heard on February 13, 2024.  The Chancery Court denied the motion to dismiss on May 17, 2024, at which time the court advised the parties that summary judgment briefing after focused discovery may be a worthwhile endeavor.  Both the Company and Northern Data moved for summary judgment on November 6, 2024. On February 17, 2025, the Chancery Court heard the parties motions for summary judgment and took the matter under advisement. The Chancery Court has not yet issued a ruling on the motions. While the Company intends to vigorously oppose such complaint, the Company cannot accurately predict the outcome of the ongoing litigation, estimate the magnitude of such outcome, or forecast when such litigation will be resolved, at this time.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone filed a petition against Rhodium 30MW, LLC (“Rhodium 30MW”), Rhodium JV, LLC (“Rhodium JV”), Air HPC LLC (“Air HPC”), and Jordan HPC, LLC (“Jordan HPC” and, together with Rhodium 30MW, Rhodium JV, and Air HPC, collectively, the “Defendants”) in Case No. CV41873 in the 20th District Court (the “District Court”) of Milam County, Texas. In its amended petition filed May 3, 2023, Whinstone asserted breach of contract claims for Rhodium JV and Air HPC’s failure to pay certain hosting and service fees under the now-terminated Whinstone-Rhodium hosting agreements (“Hosting Agreements”) and sought a declaration regarding the rights and obligations under certain hosting agreements with the Defendants and that no power credits are owed to any Rhodium entity under any agreement. Whinstone sought recovery of more than $26 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest. On June 12, 2023, Defendants answered and, along with non-parties Rhodium Encore LLC, Rhodium 2.0 LLC, and Rhodium 10mw LLC (collectively, the “Rhodium Non-Parties” and, together with Defendants, collectively, “Rhodium”), filed contingent counterclaims for breach of contract and moved to compel arbitration for alleged unpaid energy sale credits and lost profits. On August 14, 2023, Whinstone filed a second amended petition to include a declaration regarding the rights and obligations under the now-terminated water agreement between Whinstone and various Rhodium entities.

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

After a permanent arbitrator was appointed and written discovery commenced, Rhodium filed for bankruptcy protection on August 24, 2024 and August 29, 2024 in a now jointly administered proceeding styled In re: Rhodium Encore LLC, et al., Case No. 24-90448 (ARP), in the United States Bankruptcy Court for the Southern District of Texas—Houston Division (the "Bankruptcy Court"). Therein, Rhodium filed a motion to assume the Hosting Agreements, and the Bankruptcy Court set a contested hearing on the matter for November 12-29, 2024.

On October 3, 2024, Whinstone filed a motion for partial summary judgment and on October 16, 2024, Rhodium filed its own motion for partial summary judgment.  The Bankruptcy Court denied both motions on November 8, 2024. From November 11, 2024 to November 14, 2024, the Bankruptcy Court heard phase one of Rhodium's Motion to Assume, which the Court granted in an interim order on December 16, 2024.  Phase two of Rhodium’s Motion to Assume is set for February 26, 2025. The Company anticipates appealing the Bankruptcy Court’s decision and cannot reasonably predict the outcome of such ongoing proceedings, or the magnitude of such an outcome, at this time.

On February 11, 2025, Rhodium Encore LLC, Rhodium JV LLC, Rhodium 30MW LLC, Rhodium 2.0 LLC, Rhodium 10MW LLC, Air HPC LLC, Jordan HPC LLC, Rhodium Industries LLC and Rhodium Renewables LLC (collectively, "Plaintiffs") filed a complaint against Riot and Whinstone in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Plaintiffs allege damages for breach of contract and tortious interference, and requests an application for permanent injunctive relief seeking more than $300 million in damages. Riot and Whinstone believe Plaintiff's claims are without merit and intends to vigorously contest them, as appropriate. Because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

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

GMO

On June 13, 2022, GMO Gamecenter USA, Inc. and its parent, GMO Internet Group, Inc., (collectively “GMO”) filed a complaint against Whinstone alleging breach of a colocation services agreement between GMO and Whinstone, which has since been terminated, seeking damages in excess of $150.0 million for lost profit and profit sharing payments GMO alleges it was owed from Whinstone. The case is pending in the United States District Court for the Southern District of New York (Case No. 1:22-cv-05974-JPC). Whinstone has responded to GMO’s claims and raised counterclaims of its own, alleging GMO itself breached the colocation services agreement, seeking a declaratory judgment and damages in excess of $25.0 million. On October 19, 2023, GMO filed its fourth amended complaint claiming an additional $496.0 million in damages, for loss of future profits and future profit sharing payments GMO alleges would have been received through the term of the agreement, based on Whinstone’s allegedly wrongful termination of the colocation services agreement as of June 29, 2023. The Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

Note 18. Income taxes

The following table presents the components of the loss before provision for income taxes:

	For the years ended December 31,
	2024	2023	2022
Domestic	$110,145	$(54,565)	$(521,302)
Foreign	—	—	—
Loss before provision for income taxes	$110,145	$(54,565)	$(521,302)

The following table presents the components of income tax benefit (expense):

	As of December 31,
	2024	2023	2022
Current:
US Federal	$—	$—	$—
US State	(744)	48	(789)
Foreign	—	—	—
Total current benefit (expense)	$(744)	$48	$(789)
Deferred:
US Federal	$—	$5,045	$12,538
US State	—	—	—
Foreign	—	—	—
Total deferred benefit	—	5,045	12,538
Total benefit (expense) for income taxes	$(744)	$5,093	$11,749

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table presents the tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities:

	As of December 31,
	2024	2023
Deferred income tax assets:
Operating lease liability	$6,372	$4,485
Deferred revenue	3,497	3,735
Stock compensation	4,799	2,348
Bitcoin	—	—
Intangible assets	7,079	6,523
Net operating losses	202,871	116,872
Other deferred tax assets	2,515	2,058
Total deferred tax assets	227,133	136,021
Valuation allowance	(12,508)	(65,600)
Net deferred tax assets	214,625	70,421

Deferred income tax liabilities:
Derivative asset	(33,379)	(21,898)
Right of use asset	(6,139)	(4,289)
Fixed assets	(30,725)	(19,189)
Bitcoin	(125,471)	(23,300)
LT Investments	(3,281)	—
Unrealized G/L	(15,499)	—
Other deferred tax liabilities	(131)	(1,745)
Total deferred tax liabilities	(214,625)	(70,421)
Net deferred tax assets (liabilities)	$—	$—

The Company has approximately $896.0 million and $289.0 million of federal and state tax Net Operating Losses (“NOLs”), respectively, that may be available to offset future taxable income. Federal and state net operating loss carryforwards of $130.0 million and $159.0 million, respectively, if not utilized, expire between 2026 and 2037. Under the Tax Cuts and Jobs Act, $766.0 million federal and $130.0 million state NOLs incurred after December 31, 2017 are carried forward indefinitely, but may be limited in utilization to 80% of taxable income.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of December 31, 2024 and 2023. The valuation allowance decreased by approximately $53.0 million during the year ended December 31, 2024.

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

The following table reconciles the income tax benefit (expense) based on the U.S. federal statutory rate with actual income tax benefit (expense):

	For the years ended December 31,
	2024		2023		2022
Federal statutory rate	$(23,410)	21.3%	$11,459	21.0%	$109,376	21.0%
State and local taxes, net of federal taxes	(2,087)	(1.9)%	42	(0.1)%	3,403	0.7%
Goodwill impairment	—	0.0%	—	0.0%	(64,295)	(12.3)%
Contingent payment	—	0.0%	5,045	9.2%	12,538	2.4%
Section 162m compensation	(25,093)	22.8%	(21,315)	(39.1)%	(11,433)	(2.2)%
Stock compensation	(7)	0.0%	2,648	4.9%	2,904	0.6%
Return to provision	285	(0.3)%	(2,760)	(5.1)%	9,026	1.7%
Rate change on deferreds	(3,441)	3.1%	3,919	7.2%	(3,321)	(0.6)%
Deferred adjustment	—	0.0%	(36,159)	(66.3)%	—	0.0%
Other	(84)	(0.1)%	(244)	0.4%	—	0.0%
Change in valuation allowance	53,093	(48.2)%	42,458	77.8%	(46,449)	(8.9)%
Income tax benefit (expense)	$(744)	0.7%	$5,093	9.3%	$11,749	2.3%

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

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Note 19. Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (“EPS”):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$109,401	$(49,472)	$(509,553)
Interest incurred on the 2030 Notes, net of income taxes	382	—	—
Numerator for diluted EPS	$109,783	$(49,472)	$(509,553)

Denominator:
Denominator for basic EPS - weighted average shares outstanding	275,980,010	175,026,051	139,433,901
Effect of dilutive securities:
Unvested RSAs	2,553,095	—	—
Unvested RSUs	404,730	—	—
2030 Notes	39,988,127	—	—
Dilutive potential common shares	42,945,951	—	—
Denominator for diluted EPS - adjusted weighted average shares outstanding	318,925,961	175,026,051	139,433,901

Basic EPS	$0.40	$(0.28)	$(3.65)
Diluted EPS	$0.34	$(0.28)	$(3.65)

The following table presents potentially dilutive securities that are not included in the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive:

	December 31,
	2024	2023	2022
Warrants to purchase common stock	63,000	63,000	63,000
Unvested RSAs(a)	—	9,824,546	—
Unvested RSUs	—	401,639	—
Total	63,000	10,289,185	63,000

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

Note 20. Segment Information

The Company has two reportable segments: Bitcoin Mining and Engineering. The reportable segments are identified based on the types of service performed. No operating segments have been aggregated to form the reportable segments.

Gross profit (loss) is the segment performance measure the CODM uses to assess the Company’s reportable segments, and is before elimination of intersegment profits.

Prior to 2024, the Company had a Data Center Hosting reportable segment but has since terminated all contracts with its Data Center Hosting customers. Commencing with the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. The Company has no plans to offer data center hosting services to new customers. All residual revenue and costs of revenue related to Data Center Hosting incurred during the year ended December 31, 2024, are included in Revenue: Other and Cost of Revenue: Other. Prior period amounts related to Data Center Hosting have been recast into Revenue: Other and Cost of Revenue: Other.

Other than the $96.9 million of goodwill from the Block Mining Acquisition allocated to the Bitcoin Mining segment, and $25.0 million of goodwill from the E4A Solutions Acquisition allocated to the Engineering segment, the Company does not allocate assets

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

to the reporting segments because its assets are managed on an entity-wide basis and, therefore, does not separately disclose the total assets of its reportable operating segments.

The Bitcoin Mining segment generates revenue from the Bitcoin the Company earns through its Bitcoin Mining activities. The Engineering segment generates revenue through customer contracts for custom engineered electrical products. All Revenue: Other revenue is from external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the Consolidated Statements of Operations.

The following tables present segment revenue and segment gross profit (loss), including the significant expense items reviewed by the CODM:

Year ended December 31, 2024

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$321,002	$38,491	$359,493
Intersegment revenue	—	7,979	7,979
Segment revenue	321,002	46,470	367,472

Reconciliation of revenue
Other revenue(a)			17,165
Elimination of intersegment revenue			(7,979)
Total consolidated revenue			376,658

Less:
Power	149,019	—	149,019
Compensation	13,294	—	13,294
Insurance on miners	6,992	—	6,992
Ground rent and related water and property tax	5,945	—	5,945
Materials	—	24,272	24,272
Labor	—	4,926	4,926
Other segment items(b)	13,974	18,399	32,373
Segment gross profit (loss)	$131,778	$(1,127)	$130,651

Year ended December 31, 2023

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$188,996	$64,303	$253,299
Intersegment revenue	—	8,522	8,522
Segment revenue	188,996	72,825	261,821

Reconciliation of revenue
Other revenue(a)			27,379
Elimination of intersegment revenue			(8,522)
Total consolidated revenue			280,678

Segment cost of revenue:
Power	89,134	—	89,134
Insurance on miners	3,768	—	3,768
Materials	—	42,729	42,729
Labor	—	4,214	4,214
Other segment items(b)	3,695	19,334	23,029
Segment gross profit (loss)	$92,399	$6,548	$98,947

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

Year ended December 31, 2022

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$156,870	$65,342	$222,212
Intersegment revenue	—	20,016	20,016
Segment revenue	156,870	85,358	242,228

Reconciliation of revenue
Other revenue(a)			36,959
Elimination of intersegment revenue			(20,016)
Total consolidated revenue			259,171

Segment cost of revenue:
Power	54,294	—	54,294
Insurance on miners	234	—	234
Third-party hosting fees paid	19,002	—	19,002
Materials	—	53,179	53,179
Labor	—	4,177	4,177
Other segment items(b)	805	12,927	13,732
Segment gross profit (loss)	$82,535	$15,075	$97,610

(a)	Other revenue is primarily attributable to Data Center Hosting revenue and is therefore not included in the total for segment gross profit (loss).
(b)	For each reportable segment, the other segment items category primarily consists of:

Bitcoin Mining – Bitcoin miner and network repair and maintenance costs.

Engineering – Manufacturing overhead costs.

The following table presents the reconciliation of segment gross profit (loss) to net income (loss) before taxes:

	Years Ended December 31,
	2024	2023	2022
Segment gross profit (loss)	$130,651	$98,947	$97,610

Reconciling Items:
Other profit (loss)(a)	(14,635)	(69,743)	(24,947)
Elimination of intersegment profits	(2,113)	(2,859)	(7,188)
Acquisition-related costs	(5,541)	—	(78)
Selling, general, and administrative	(266,915)	(100,346)	(67,452)
Depreciation and amortization	(212,053)	(252,354)	(107,950)
Change in fair value of Bitcoin	457,409	184,734	—
Change in fair value of derivative asset	45,277	6,721	71,418
Power curtailment credits	33,685	71,215	27,345
Change in fair value of contingent consideration	2,459	—	159
Realized gain on sale of Bitcoin	—	—	30,346
(Loss) gain on sale/exchange of equipment	(17,429)	(5,336)	16,281
Casualty-related (charges) recoveries, net	2,795	5,974	(9,688)
Impairment of Bitcoin	—	—	(147,365)
Impairment of goodwill	—	—	(335,648)
Impairment of miners	—	—	(55,544)
Interest income	27,166	11,076	1,763
Interest expense	(1,985)	(2,854)	(1,309)
Unrealized gain (loss) on equity method investment - marketable securities	(69,489)	—	(8,996)
Other income (expense)	863	260	(59)
Net income (loss) before taxes	$110,145	$(54,565)	$(521,302)

Riot Platforms, Inc.

Notes to Consolidated Financial Statements

(a)	Other profit (loss) is primarily attributable to Data Center Hosting activity and is therefore not included in the total for segment gross profit (loss).

Concentrations

During the years ended December 31, 2024 and 2023, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

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

As of December 31, 2024 and 2023, six customers accounted for more than 50% and 70%, respectively, of consolidated accounts receivable, net.

During the years ended December 31, 2024 and 2023, Bitcoin Mining power was primarily obtained from ERCOT.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of May 18, 2023, the Company dismissed Marcum LLP (“Marcum”) as its independent registered public accounting firm, not as a result of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

In July and December 2024, we acquired 100% of the equity interests of Block Mining and E4A Solutions, respectively. The Company has not yet completed an assessment of the design and/or operating effectiveness of Block Mining or E4A Solutions’ internal control over financial reporting. As part of our ongoing integration activities, we are incorporating our controls and procedures into these recently acquired businesses.

Other than those changes made in connection with the acquisitions of Block Mining and E4A Solutions, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Block Mining and E4A Solutions operations, control processes, and information systems into our systems and control environment and expect to include them in the scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management excluded from its assessment of the effectiveness of our internal control over financial reporting the internal controls of Block Mining and E4A Solutions, which we acquired in July and December of 2024, respectively, and whose financial statements represent, on a combined basis, 5.8% of our consolidated total assets and 0.6% of our consolidated total revenue as of and for our fiscal year ended December 31, 2024. We are currently in the process of integrating the Block Mining and E4A Solutions operations, control processes, and information systems into our systems and control environment and expect to include them in the scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2024. The report of Deloitte & Touche LLP is included below in this Item 9A. controls and Procedures under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Riot Platforms, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Riot Platforms, Inc. (the “Company”) and subsidiaries as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting at Block Mining, Inc. and E4A Solutions, LLC, which were acquired on July 23, 2024 and December 16, 2024, respectively, and whose financial statements constitute 5.8% of the consolidated total assets and 0.6% of the consolidated total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Block Mining, Inc. and E4A Solutions, LLC.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 27, 2025

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K , except as follows:

On December 13, 2024, Ryan Werner, Chief Accounting Officer of the Company, entered into a 10b5-1 Plan providing for the potential sale of up to 101,484 shares of our common stock so long as the market price of our common stock is higher than certain minimum threshold prices between the first potential sale date of July 7, 2025 and the scheduled expiration date of the 10b5-1 Plan of December 6, 2025.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is included in our definitive proxy statement for our 2025 annual meeting of stockholders (our “2025 Proxy Statement”), which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024.

a)	Identification of Directors: The information required by this Part III, Item 10 with respect to our directors is incorporated herein by reference to the discussion under the heading “Proposal No. 1: Election of Directors—Information Regarding Directors” in our 2025 Proxy Statement.
b)	Identification of Executive Officers: The information required by this Part III, Item 10 with respect to our executive officers is included in Part I of this Annual Report under the heading “Information About Our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
c)	Audit Committee Information; Financial Expert: The information required by this Part III, Item 10 with respect to the Audit Committee of our Board and “audit committee financial experts” is incorporated herein by reference to the discussion under the heading “Committees of the Board of Directors—Audit Committee” in our 2025 Proxy Statement.
d)	Delinquent Section 16(a) Reports: The information required by this Part III, Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading “Delinquent Section 16(a) Reports” in our 2025 Proxy Statement.
e)	Code of Ethics: All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other senior accounting and financial officers, are required to abide by our Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct is filed as an exhibit to this Annual Report and is posted on our website at https://www.riotplatforms.com/investors/corporate-governance/governance-documents. We also intend to disclose on our website at https://www.riotplatforms.com/investors/corporate-governance/governance-documents any amendment to, or waiver from, our Code of Ethics and Business Conduct that is required to be disclosed to stockholders, within four business days following such amendment or waiver. The information required by this Part III, Item 10 with respect to codes of ethics is incorporated herein by reference to the discussion under the heading “Corporate Governance—Corporate Governance Guidelines, Code of Ethics and Business Conduct, and Committee Charters” in our 2025 Proxy Statement.
f)	Policy for Nominees: The information required by this Part III, Item 10 with respect to the procedures by which stockholders may recommend nominees to our Board is incorporated herein by reference to the discussion under the heading “General Information—When are stockholder proposals due for next year’s annual general meeting?” in our 2025 Proxy Statement. No material changes to those procedures have occurred since the disclosure regarding those procedures in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
g)	Insider Trading Policy: We have adopted an Insider Trading Policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and other covered persons and is designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated herein by reference to the discussion in the section entitled “Executive Compensation” in our 2025 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized under our equity compensation plans, the information required to be disclosed by this Part III, Item 12 is incorporated herein by reference to the discussion in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement.

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

In June 2024, the Company’s stockholders approved the Sixth Amendment to the 2019 Equity Incentive Plan, which increased the shares of common stock reserved for issuance by 15.0 million shares.

As of December 31, 2024, the Company had 14,666,096 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table provides information as of December 31, 2024, about the shares of common stock that may be issued upon the vesting of performance and non-performance based restricted common stock under the 2019 Equity Incentive Plan:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants,	warrants,	reflected in
Plan Category	and rights (a)	and rights (b)	column (a))(c)
Equity compensation plans approved by security holders	2,131,463	$-	14,666,096
Equity compensation plans not approved by security holders	-	-	-
Total	2,131,463	$-	14,666,096

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related-Party Transactions” and “Director Independence” in our 2025 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated herein by reference to the sections entitled “Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2025 Proxy Statement.

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

3. Index of exhibits
Exhibit	Description		Location*
3.1	Articles of Incorporation, dated September 19, 2017.		Exhibit 3.1 of the Current Report on Form 8-K filed September 25, 2017.

3.2	Articles of Merger between Bioptix, Inc., and Riot Blockchain, Inc.		Exhibit 3.1 of the Current Report on Form 8-K filed October 4, 2017.

3.3	Certificate of Amendment to the Articles of Incorporation of Riot Blockchain, Inc., dated November 21, 2022.		Exhibit 3.1 of the Current Report on Form 8-K filed November 23, 2022.

3.4	Certificate of Amendment to the Articles of Incorporation of Riot Platforms, Inc. dated June 13, 2024.		Exhibit 3.1 of the Current Report on Form 8-K filed June 18, 2024.

3.5	Articles of Merger between Riot Blockchain, Inc. and Riot Platforms, Inc., effective December 30, 2022.		Exhibit 3.1 of the Current Report on Form 8-K filed January 3, 2023.

3.6	Amended and Restated Bylaws of Riot Platforms, Inc. effective June 27, 2023.	,	Exhibit 3.1 of the Current Report on Form 8-K filed June 30, 2023.

4.1	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of the Company.		Exhibit 3.1 of the Current Report on Form 8-K filed November 3, 2017.

4.2	Amendment to Certificate of Designation of 0% Series B Convertible Preferred Stock of the Company.		Exhibit 3.1 of the Current Report on Form 8-K filed December 21, 2017.

4.3	Indenture, dated as of December 11, 2024, by and between Riot Platforms, Inc. and U.S. Bank Trust Company, National Association, as trustee.		Exhibit 4.1 of the Current Report on Form 8-K filed December 11, 2024.

4.4	Form of 0.75% Convertible Senior Note due 2030.		Exhibit 4.2 (included within Exhibit 4.1) of the Current Report on Form 8-K filed December 11, 2024.

4.5 +	2019 Equity Incentive Plan.		Appendix A to the Definitive Proxy Statement on Schedule DEF 14A filed September 20, 2019.

4.6 +	First Amendment to the 2019 Equity Incentive Plan.		Appendix A to the Definitive Proxy Statement on Schedule DEF 14A filed October 14, 2020.

4.7 +	Second Amendment to the 2019 Equity Incentive Plan.		Exhibit 10.1 of the Current Report on Form 8-K filed October 22, 2021.

4.8 +	Third Amendment to the 2019 Equity Incentive Plan.		Exhibit 10.1 of the Current Report on Form 8-K filed August 2, 2022.

Exhibit	Description	Location*

4.9 +	Fourth Amendment to the 2019 Equity Incentive Plan.	Exhibit 4.1 of the Current Report on Form 8-K filed June 30, 2023.

4.10 +	Fifth Amendment to the 2019 Equity Incentive Plan.	Exhibit 4.1 of the Current Report on Form 8-K filed December 20, 2023.

4.11 +	Sixth Amendment to the 2019 Equity Incentive Plan of Riot Platforms, Inc.	Exhibit 4.1 of the Current Report on Form 8-K filed June 18, 2024.

4.12 +	2019 Equity Incentive Plan of Riot Platforms, Inc., as amended.	Exhibit 4.2 of the Current Report on Form 8-K filed June 18, 2024.

4.13 +	Form of Time-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan.	Exhibit 4.7 of the Registration Statement on Form S-8 filed November 15, 2021.

4.14 +	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan.	Exhibit 10.1 of the Current Report on Form 8-K filed August 16, 2021.

4.15 +	Form of Service-Based Restricted Stock Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed October 3, 2022.

4.16 +	Form of Performance-Based Restricted Stock Award Agreement.	Exhibit 10.2 of the Current Report on Form 8-K filed October 3, 2022.

4.17 +	Form of Riot Platforms, Inc. Long-Term Incentive Program Award Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed July 19, 2023.

4.18	Form of Senior Secured Convertible Promissory Note dated as of January 28, 2019.	Exhibit 4.1 of the Current Report on Form 8-K filed February 1, 2019.

4.19	Form of Common Stock Purchase Warrant Agreement, dated as of January 28, 2019.	Exhibit 4.2 of the Current Report on Form 8-K filed February 1, 2019.

4.20	Form of Registration Rights Agreement, dated as of January 28, 2019.	Exhibit 10.03 of the Current Report on Form 8-K filed February 1, 2019.

4.21	Form of Escrow Deposit Agreement.	Exhibit 10.2 of the Current Report on Form 8-K filed February 16, 2018.

4.22	Shareholder Agreement, dated as of May 26, 2021, by and between Riot Blockchain, Inc. and Northern Data AG.	Exhibit 10.1 of the Current Report on Form 8-K filed May 26, 2021.

4.23	Description of Securities.	Exhibit 4.20 of the Annual Report on Form 10-K filed February 23, 2024.

10.1 +	Executive Employment Agreement, by and between Riot Blockchain, Inc. and Jason Les, dated as of February 8, 2021.	Exhibit 10.1 of the Current Report on Form 8-K filed February 10, 2021.

10.2 +	Executive Employment Agreement, by and between Riot Blockchain, Inc. and Benjamin Yi, dated as of May 24, 2021.	Exhibit 10.1 of the Current Report on Form 8-K filed May 24, 2021.

Exhibit	Description	Location*
10.3 +	Form of Executive Employment Agreement.	Exhibit 10.3 of the Current Report on Form 8-K filed October 3, 2022.

10.4 +	Form of Amended and Restated Executive Employment Agreement.	Exhibit 10.1 of the Current Report on Form 8-K filed November 26, 2024.

10.5 +	Indemnification Agreement of Riot Platforms, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed June 18, 2024.

10.6	Stock Purchase Agreement dated as of April 8, 2021, by and among Riot Blockchain, Inc., Whinstone US, Inc., and Northern Data AG.	Exhibit 2.1 of the Current Report on Form 8-K filed April 9, 2021.

10.7	Membership Interest Purchase Agreement dated as of December 1, 2021 by and among Riot Blockchain, Inc., Electrode Acquisition Corp., and Steven R. Ferrie and David P. Franzmann.	Exhibit 2.1 of the Current Report on Form 8-K filed December 1, 2021.

10.8 †	Master Purchase and Sale Agreement between Riot Platforms, Inc. and MicroBT, dated as of June 23, 2023.	Exhibit 10.1 of the Current Report on Form 8-K filed June 30, 2023.

10.9 †	Purchase Order No. 01, dated as of June 23, 2023, executed under that certain Master Purchase and Sales Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1, Appendix 3.1.2, of the Current Report on Form 8-K filed June 30, 2023.

10.10 †	Purchase Order No. 02, dated as of December 1, 2023, executed under that certain Master Purchase and Sales Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1 of the Current Report on Form 8-K filed December 6, 2023.

10.11	Purchase Order No. 03, dated as of February 23, 2024, executed under that certain Master Purchase and Sales Agreement, dated as of June 23, 2023, by and between Riot Platforms, Inc. and MicroBT.	Exhibit 10.1 of the Current Report on Form 8-K filed February 27, 2024.

10.12 **	Controlled Equity OfferingSM Sales Agreement, dated as of August 9, 2024, by and among Riot Platforms, Inc. and the Sales Agents.	Exhibit 1.2 of the Form S-3ASR August 9, 2024.

10.13 †**	NYDIG Digital Asset Custodial Agreement, dated as of November 1, 2023, between NYDIG Trust Company LLC and Riot Platforms, Inc.	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed November 4, 2024.

10.14 †	Coinbase Prime Broker Agreement, dated as of December 16, 2024, between Coinbase, Inc., on behalf of itself and certain affiliates, and Riot Platforms, Inc.	Exhibit 10.1 of the Current Report on Form 8-K filed December 20, 2024.

10.15	Settlement Agreement by and between Riot Platforms, Inc. and Bitfarms Ltd., dated September 23, 2024.	Exhibit 1 of the Schedule 13D/A filed September 23, 2024.

14.1	Riot Platforms, Inc. Code of Ethics and Business Conduct Adopted June 27, 2023.	Exhibit 14.1 of the Current Report on Form 8-K filed June 30, 2023.

Exhibit	Description	Location*

16.1	Letter of Marcum LLP to the Securities and Exchange Commission, dated May 22, 2023.	Exhibit 16.1 of the Current Report on Form 8-K filed May 22, 2023.

19.1	Insider Trading Policy.	Filed herewith.

21.1	List of Subsidiaries of Riot Platforms, Inc.	Filed herewith.

23.1	Consent of Marcum LLP.	Filed herewith.

23.2	Consent of Deloitte & Touche LLP.	Filed herewith.

24.1	Power of Attorney.	Incorporated by reference to the signature page of this Annual Report.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer (principal executive officer).	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer (principal financial officer).	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	Furnished herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	Furnished herewith.

97.1	Riot Platforms Inc. Policy for the Recovery of Erroneously Awarded Compensation.	Exhibit 97 of the Annual Report on Form 10-K filed February 23, 2024.

101

Inline XBRL (Extensible Business Reporting Language). The following from this Annual Report, formatted in iXBRL (inline XBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2024,  2023, and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022; and (vi) Notes to Consolidated Financial Statements.

Filed herewith.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the iXBRL document.	Filed herewith.

*	Where an exhibit is indicated, that document has been previously filed with the SEC and the applicable exhibit is incorporated herein by reference.
†	Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

Exhibit	Description	Location*
**	Certain schedules and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2025	RIOT PLATFORMS, INC.

/s/ Jason Les
Jason Les Chief Executive Officer (Principal Executive Officer)

/s/ Colin Yee
Colin Yee Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Les and Colin Yee, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Les		February 27, 2025
Jason Les	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Colin Yee		February 27, 2025
Colin Yee	Chief Financial Officer (Principal Financial Officer)
/s/ Ryan Werner		February 27, 2025
Ryan Werner	Chief Accounting Officer (Principal Accounting Officer)
/s/ Benjamin Yi		February 27, 2025
Benjamin Yi	Director & Executive Chairman

/s/ Lance D’Ambrosio		February 27, 2025
Lance D’Ambrosio	Director

/s/ Jaime Leverton		February 27, 2025
Jaime Leverton	Director

/s/ Douglas Mouton		February 27, 2025
Douglas Mouton	Director

/s/ Michael Turner		February 27, 2025
Michael Turner	Director