Form 10-Q
period 2025-03-31
Riot Platforms, Inc.
filed 2025-05-01
CIK 1167419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, the registrant had 357,263,742 shares of its common stock, no par value per share, outstanding, which was the only class of its registered securities outstanding as of that date.

RIOT PLATFORMS, INC.

i

RIOT PLATFORMS, INC.

As used in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Riot Platforms,” and “Riot” mean Riot Platforms, Inc., a Nevada corporation, and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Company may also make forward-looking statements in other reports and documents filed with the United States Securities and Exchange Commission (the “SEC”), including those documents and filings incorporated by reference herein. All statements in this Quarterly Report and the documents incorporated by reference herein, other than statements of historical fact, are “forward-looking statements” within the scope of this cautionary note, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations, integration of new equipment, systems, technologies, services or developments, the feasibility of developing the Company’s remaining power capacity for artificial intelligence (“AI”)/high-performance computing (“HPC”) uses, and the development and implementation of industrial-scale immersion-cooled Bitcoin mining hardware at our Bitcoin Mining facilities in Kentucky and Texas; the anticipated demand for AI/HPC uses; future economic conditions, performance, or outlooks; future political conditions; the outcome of contingencies; potential acquisitions or divestitures; the number and value of Bitcoin rewards and transaction fees we earn from our Bitcoin Mining operations; future self-mining hash rate capacity; timing of receipt and deployment of miners; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe, or anticipate will or may occur in the future; and assumptions underlying or based upon any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions; however, forward-looking statements may be made without such terminology.

Such forward-looking statements reflect our management’s opinions, expectations, beliefs, and assumptions based on information currently available to management regarding future events, which may not materialize or prove to be correct due to certain risks and uncertainties, including those risks which the Company’s management has identified and believes to be material and those which management has not identified, or which management does not believe to be material. Such risk factors are described in greater detail under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”), as well as under similar headings in subsequent filings we may make with the SEC. It is not possible for our management to predict all risks, the potential impact of all factors on our business, or the extent to which any factor, or combination of factors, may cause our actual results to differ, perhaps materially, from those contained in, or implied by, any forward-looking statements we may make. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date the statements are made and are not guarantees of future performance or actual results. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, stockholder’s equity, and cash flows, and the market price of our securities may decline, as a result.

Accordingly, you should read this Quarterly Report and the other filings we make with the SEC, completely and with the understanding that our future results may be materially different from our historical results and from the results expressed in, or implied by, the forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein. The forward-looking statements contained in this Quarterly Report and the documents incorporated by reference herein speak only as of the date they are made and, unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any such forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements and are made in reliance of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the PSLRA.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Riot Platforms, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except for share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$163,719	$277,860
Restricted cash	74,152	73,441
Accounts receivable, net	19,524	27,124
Contract assets	8,407	6,478
Prepaid expenses and other current assets	45,177	40,288
Derivative asset, current portion	67,552	40,020
Equity method investment - marketable securities, at fair value	71,027	134,265
Total current assets	449,558	599,476

Property and equipment, net	1,307,055	1,338,787
Bitcoin	1,586,545	1,654,468
Deposits	45,232	30,115
Finite-lived intangible assets, net	33,011	34,053
Derivative asset, less current portion	123,837	109,475
Operating lease right-of-use assets	32,193	27,492
Goodwill	122,152	121,887
Other long-term assets	19,434	19,554
Total assets	$3,719,017	$3,935,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,935	$17,609
Contract liabilities	8,823	9,644
Accrued expenses	72,312	75,672
Deferred gain on acquisition post-close dispute settlement	26,007	26,007
Deferred revenue, current portion	2,681	2,892
Contingent consideration liabilities, current portion	15,514	23,626
Current portion of long-term debt	314	314
Operating lease liability, current portion	5,716	4,621
Total current liabilities	139,302	160,385

Deferred revenue, less current portion	13,015	13,590
Operating lease liability, less current portion	27,582	23,915
Contingent consideration liabilities, less current portion	3,089	3,229
Long-term debt, less current portion	584,999	584,311
Other long-term liabilities	6,192	6,192
Total liabilities	774,179	791,622

Commitments and contingencies - Note 17

Stockholders’ equity
Preferred stock, no par value, 15,000,000 shares authorized:
2% Series A Convertible Preferred stock, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
0% Series B Convertible Preferred stock, 1,750,001 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, no par value; 680,000,000 shares authorized; 350,184,294 and 344,890,208 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,931,379	3,833,882
Accumulated deficit	(986,786)	(690,419)
Accumulated other comprehensive income (loss), net	245	222
Total stockholders’ equity	2,944,838	3,143,685
Total liabilities and stockholders’ equity	$3,719,017	$3,935,307

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Bitcoin Mining	$142,859	$71,396
Engineering	13,920	4,675
Other	4,608	3,225
Total revenue	161,387	79,296

Costs and expenses:
Cost of revenue (excludes depreciation and amortization presented below):
Bitcoin Mining	74,818	36,549
Engineering	11,806	6,018
Other	8,965	4,535
Acquisition-related costs	76	—
Selling, general, and administrative	71,448	57,652
Depreciation and amortization	77,926	32,343
Change in fair value of Bitcoin	208,040	(234,080)
Change in fair value of derivative asset	(41,894)	(20,232)
Power curtailment credits	(7,801)	(5,131)
Change in fair value of contingent consideration	(8,252)	—
Loss (gain) on sale/exchange of equipment	129	—
Casualty-related charges (recoveries), net	—	(2,300)
Total costs and expenses	395,261	(124,646)
Operating income (loss)	(233,874)	203,942

Other income (expense):
Interest income	3,397	8,189
Interest expense	(2,308)	(384)
Unrealized gain (loss) on equity method investment - marketable securities	(63,238)	—
Other income (expense)	93	8
Total other income (expense)	(62,056)	7,813

Net income (loss) before taxes	(295,930)	211,755

Current income tax benefit (expense)	(437)	22

Net income (loss)	$(296,367)	$211,777

Basic net income (loss) per share	$(0.90)	$0.82
Diluted net income (loss) per share	$(0.90)	$0.81

Basic weighted average number of shares outstanding	329,508,458	259,506,242
Diluted weighted average number of shares outstanding	329,508,458	262,358,332

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(296,367)	$211,777
Other comprehensive income (loss):
Unrealized holding gains (losses) on convertible note	23	(141)
Comprehensive income (loss)	$(296,344)	$211,636

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except for share amounts)

Three Months Ended March 31, 2025

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2025	344,890,208	$3,833,882	$(690,419)	$222	$3,143,685
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	(74,514)	(484)	—	—	(484)
Issuance of common stock/At-the-market offering, net of offering costs	5,368,600	68,405	—	—	68,405
Stock-based compensation	—	29,576	—	—	29,576
Net income (loss)	—	—	(296,367)	—	(296,367)
Other comprehensive income (loss)	—	—	—	23	23
Balance as of March 31, 2025	350,184,294	$3,931,379	$(986,786)	$245	$2,944,838

Three Months Ended March 31, 2024

				Accumulated other	Total
	Common Stock		Accumulated	comprehensive	stockholders'
	Shares	Amount	deficit	income (loss)	equity
Balance as of January 1, 2024	230,836,624	$2,687,692	$(799,820)	$150	$1,888,022
Issuance of restricted stock, net of forfeitures and delivery of common stock underlying stock awards, net of tax withholding	10,986,032	(1,998)	—	—	(1,998)
Issuance of common stock/At-the-market offering, net of offering costs	26,169,300	345,744	—	—	345,744
Stock-based compensation	—	32,000	—	—	32,000
Net income (loss)	—	—	211,777	—	211,777
Other comprehensive income (loss)	—	—	—	(141)	(141)
Balance as of March 31, 2024	267,991,956	$3,063,438	$(588,043)	$9	$2,475,404

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income (loss)	$(296,367)	$211,777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	29,576	32,000
Depreciation and amortization	77,926	32,343
Amortization of license fee revenue	(24)	(24)
Noncash lease expense	1,261	808
Amortization of debt issuance costs	752	—
Change in fair value of Bitcoin	208,040	(234,080)
Change in fair value of derivative asset	(41,894)	(20,232)
Change in fair value of contingent consideration	(8,252)	—
Unrealized (gain) loss on equity method investment - marketable securities	63,238	—
Loss (gain) on sale/exchange of equipment	129	—
Revenue recognized from Bitcoin mined	(142,859)	(71,396)
Proceeds from sale of Bitcoin	—	9,518
Changes in assets and liabilities:
(Increase)/decrease in operating assets	39	1,743
Increase/(decrease) in operating liabilities	(13,625)	(20,310)
Net cash provided by (used in) operating activities	(122,060)	(57,853)

Investing activities
Deposits on equipment	(26,655)	(139,329)
Security deposits	286	(155)
Purchases of property and equipment, including construction in progress	(32,858)	(57,309)
Casualty-related recoveries	—	2,300
Net cash provided by (used in) investing activities	(59,227)	(194,493)

Financing activities
Proceeds from the issuance of common stock / At-the-market offering	70,035	353,224
Offering costs for the issuance of common stock / At-the-market offering	(1,630)	(7,480)
Repayments of Credit and Security Facility	—	(72)
Debt issuance costs	(64)	—
Repurchase of common shares to pay employee withholding taxes	(484)	(1,998)
Net cash provided by (used in) financing activities	67,857	343,674

Net increase (decrease) in cash and cash equivalents and restricted cash	(113,430)	91,328
Cash and cash equivalents and restricted cash at beginning of period	351,301	597,169
Cash and cash equivalents and restricted cash at end of period	$237,871	$688,497

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental information:
Cash paid for interest	$—	$13
Cash paid for taxes	$31	$—
Non-cash transactions
Reclassification of deposits to property and equipment	$11,252	$100,812
Construction in progress included in accrued expenses	$6,961	$15,981
Bitcoin exchanged for employee compensation	$2,950	$1,461
Right of use assets exchanged for new operating lease liabilities	$5,962	$2,118

The following reconciles cash, cash equivalents, and restricted cash to the amounts presented above:
Cash, cash equivalents, and restricted cash, beginning of the period:
Cash and cash equivalents	$277,860	$597,169
Restricted cash	73,441	—
Total cash, cash equivalents, and restricted cash as presented above	$351,301	$597,169
Cash, cash equivalents, and restricted cash, end of the period:
Cash and cash equivalents	$163,719	$688,497
Restricted cash	74,152	—
Total cash, cash equivalents, and restricted cash as presented above	$237,871	$688,497

See accompanying Notes to Condensed Consolidated Financial Statements.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Riot Platforms is a vertically-integrated Bitcoin mining company principally engaged in enhancing its power infrastructure to mine Bitcoin in support of the Bitcoin blockchain. The Company is also exploring the feasibility of developing a portion of its power capacity for AI/HPC uses.

The Company provides comprehensive and critical infrastructure for institutional-scale Bitcoin mining at its large-scale Bitcoin Mining facilities in Rockdale, Texas (the “Rockdale Facility”), Navarro County, Texas (the “Corsicana Facility”), and two Bitcoin Mining sites in Kentucky (the “Kentucky Facility” and, together with the Rockdale Facility and the Corsicana Facility, the “Facilities”). The Rockdale Facility is a large-scale Bitcoin Mining facility in Rockdale, Texas that currently provides 700 megawatts (“MW”) of total developed capacity. The Company’s second large-scale Bitcoin Mining facility, the Corsicana Facility, is currently equipped to provide up to 400 MW of capacity for our Bitcoin Mining and, upon completion, is expected to have approximately one gigawatt (“GW”) of capacity available.

During 2024, the Company acquired Block Mining, Inc. (“Block Mining”), a Kentucky-based vertically-integrated Bitcoin miner (the “Block Mining Acquisition), and E4A Solutions, LLC (“E4A Solutions”), a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators (the “E4A Solutions Acquisition”). The Block Mining Acquisition added 60 MW of operational capacity for self-mining operations, which the Company is working to expand to 110 MW in 2025 and provided access to a secondary electrical grid. The E4A Solutions Acquisition added engineering expertise to service the Company’s existing and future electrical infrastructure and allows the Company to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

AI/HPC Evaluation

The Company has determined that it is in the best interest of our business to undertake a formal process to evaluate the feasibility of developing the approximately 600 MW of remaining power capacity at the Corsicana Facility for AI/HPC uses, with the goal of maximizing the potential of our assets. A significant component of the Company’s overall business strategy is to effectively and efficiently allocate capital toward opportunities that generate the highest return on investment.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) and these notes (these “Notes”) have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of such interim results. Unless otherwise indicated, amounts are stated in thousands of U.S. Dollars except for share, per share, per megawatt hours (“MWh”) and miner amounts, and Bitcoin quantities, prices, and hash rate.

The results in the Condensed Consolidated Financial Statements and these Notes include required estimates and assumptions of management, and they are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any future interim period. Further, the Condensed Consolidated Financial Statements and these Notes do not include all the information and notes required by GAAP for a complete presentation of annual financial statements. As such, the Condensed Consolidated Financial Statements and these Notes should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, and notes thereto, included in the 2024 Annual Report.

As described in Note 19. Segment Information, the Company’s two reportable segments are: Bitcoin Mining and Engineering.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Significant Accounting Policies

Except for the updates noted below, see the Company’s 2024 Annual Report for a detailed discussion of the Company’s significant accounting policies.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures for the year ended December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the annual and interim financial statements, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

Note 3. Acquisitions

E4A Solutions Acquisition

On December 16, 2024, the Company acquired 100% of the equity interests of E4A Solutions, a Texas-based electrical engineering solutions company, for total consideration of approximately $54.4 million, which was comprised of $51.8 million paid in cash from the Company’s existing cash and a contingent purchase price payable to the sellers with an estimated fair value at acquisition of $2.6 million. Under the contingent purchase price payable, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA during the two years ending December 31, 2026, payable in cash or Riot common stock at the

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s discretion. The potential earnout is calculated as 2.65 times the amount the average adjusted EBITDA exceeds the prescribed earnout threshold.

The E4A Solutions Acquisition builds on Riot’s vertically integrated strategy by adding engineering expertise to service its own existing and future electrical infrastructure and allows the Company to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

The acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of March 31, 2025, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the acquisition date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

The following table presents the preliminary allocation of the purchase consideration:

Cash and cash equivalents	$915
Accounts receivable	3,958
Prepaid expenses and other current assets	169
Contract assets	1,504
Property and equipment	136
Operating lease right-of-use asset	612
Finite-lived intangible assets:
Customer contracts	23,100
Trademark	1,100
Accounts payable	(1,446)
Accrued expenses	(254)
Operating lease liability, current portion	(323)
Operating lease liability, less current portion	(289)
Other long-term liabilities	(53)
Total identifiable assets and liabilities acquired	29,129
Goodwill	25,287
Total purchase consideration	$54,416

The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other long-term assets, accounts payable, contract liabilities, accrued expenses, and other long-term liabilities were determined to be the carrying values due to the immaterial and/or short-term nature of the assets and liabilities.

The finite-lived intangible assets consist of a trademark and customer relationships. The fair value of the trademark was estimated using the relief from royalty rate method, which estimated future royalty charges attributable to the trademark. The fair value of the customer relationships was estimated using the income approach, which estimated future revenues and costs associated with the existing customer relationships. The estimated fair values of the trademark and customer relationships utilized a discount rate of 13.4%.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The operating results of E4A Solutions have been included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date. Through March 31, 2025, approximately $2.8 million of acquisition-related costs were expensed as incurred.

Block Mining Acquisition

On July 23, 2024, the Company acquired 100% of the equity interests of Block Mining, a Kentucky-based, vertically-integrated Bitcoin mining company, for total consideration of approximately $113.6 million, which was comprised of $13.5 million in cash (adjusted for net working capital acquired and other items, excluding the payoff of debt of $5.0 million, which was accounted for as a transaction separate from the acquisition) from the Company’s existing cash, 7.2 million shares of Riot common stock valued at approximately $74.0 million, and a contingent purchase price payable to the sellers with an estimated fair value at acquisition of $26.1 million. Under the contingent purchase price payable, the sellers are eligible to earn an additional $32.5 million in potential earn-out targets if certain milestones are reached by December 31, 2025.

The Block Mining Acquisition immediately increased Riot’s hash rate, expanded Riot’s geographic footprint and provided exposure to additional energy markets outside of the Electric Reliability Council of Texas (“ERCOT”), including the Paducah Power Systems, Tennessee Valley Authority, and Big Rivers Electric Corporation in the Midcontinent Independent System Operator (“MISO”) region. Block Mining is a vertically-integrated Bitcoin miner consisting of two operational sites, both in Kentucky, which consist of existing operational Bitcoin Mining capacity, with the potential to expand. Additionally, Block Mining owns a separate greenfield expansion opportunity in Kentucky, adjacent to an existing substation, presenting the opportunity for further expansion. Block Mining is a capital efficient developer and operator of Bitcoin Mining facilities with an experienced management team that will add to Riot’s ability to execute on its vertically-integrated strategy.

The acquisition was accounted for as an acquisition of a business using the acquisition method of accounting, which requires recognition of assets acquired and liabilities assumed at their respective fair values on the date of acquisition. As of March 31, 2025, the Company has completed a preliminary allocation of the purchase consideration. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third-party valuation advisors. The Company expects to finalize the valuation of these assets and liabilities, and consideration transferred, as soon as practicable, but not later than one year from the acquisition date. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

including remaining life and effective age. The replacement cost new was based on a price per terahash consistent with prices the Company pays for new Bitcoin miners and an effective age of three years, consistent with the Company’s current estimated useful life of Bitcoin miners.

The right-of-use asset and operating lease liabilities consisted of an operating lease of a data center in Calvert City, Kentucky. The lease has annual payments of approximately $1.4 million and a remaining lease term of approximately 3.0 years as of acquisition.

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

The operating results of Block Mining have been included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date. Through March 31, 2025, approximately $2.8 million of acquisition-related costs were expensed as incurred.

Pro-forma financial information

The following unaudited pro forma financial information summarizes the combined results of operations for Riot, Block Mining, and E4A Solutions, as if the companies were combined as of January 1, 2023. The unaudited pro forma information does not reflect the effect of costs or synergies that may result from the acquisition and excludes acquisition-related costs of $5.6 million incurred for all periods through March 31, 2025. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results of the combined company. This information should not be used as a predictive measure of the Company’s future financial position, results of operations, or liquidity.

Three Months Ended
March 31,
2024
Revenue	$96,182
Net income (loss)	$221,090

Rhodium Asset Acquisition

On April 28, 2025, the Company’s subsidiary, Whinstone US, Inc. (“Whinstone”) acquired certain assets owned by Rhodium Encore LLC (together with its affiliates, “Rhodium”) that are located at the Rockdale Facility, and assumed Rhodium’s 125 MW of power capacity at the Rockdale Facility for utilization in the Company’s Bitcoin Mining operations, for total consideration of $185.0 million. The total consideration consisted of approximately $129.9 million in cash, the return of Rhodium’s power security deposit of approximately $6.1 million, and 6,989,800 shares of Company common stock, valued at $49.0 million based on the preceding ten trading day volume-weighted average share price immediately prior to the date of execution. This transaction terminated the legacy hosting contracts with Rhodium that had a remaining term through December 2030 (See Note 4. Revenue from Contracts with Customers for more information). The Company and Rhodium have also settled all existing claims between the parties, and any and all claims, or future claims, arising under the hosting contracts.

The acquisition is expected to be accounted for as an asset acquisition. The Company is in the process of determining the specific assets acquired and their respective fair values and has not had sufficient time to prepare a preliminary purchase price allocation. The Company anticipates recognizing a portion of the consideration as a loss in connection with the terminated hosting agreements during the three months ending June 30, 2025, the amount of which will be determined upon preparation of the preliminary purchase price allocation. The amount of the loss is not estimable as of the date of this Quarterly Report.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Revenue from Contracts with Customers

Disaggregated revenue

Revenue disaggregated by reportable segment is presented in Note 19. Segment Information.

Contract balances

Contract assets relate to uncompleted Engineering contracts. As of March 31, 2025 and December 31, 2024, contract assets were $8.4 million and $6.5 million, respectively.

Contract liabilities primarily relate to upfront payments and consideration received from a legacy data center hosting customer and uncompleted Engineering contracts. As of March 31, 2025 and December 31, 2024, contract liabilities and deferred revenue were $24.5 million and $26.1 million, respectively.

During the three months ended March 31, 2025 and 2024, $4.5 million and $6.1 million, respectively, of the beginning balance of contract liabilities and deferred revenue was recognized as revenue.

During the three months ended March 31, 2025 and 2024, $1.6 million and $0.1 million, respectively, was recognized as revenue as a result of satisfying performance obligations in previous periods.

As of March 31, 2025 and December 31, 2024, retainage of $1.4 million and $1.0 million, respectively, was included in Accounts receivable, net on the Condensed Consolidated Balance Sheets.

Remaining performance obligation

The following table presents the estimated future recognition of the Company’s remaining performance obligations, which represent the transaction price of current contracts for work to be performed.

	Remainder of
	2025	2026	2027	2028	2029	Thereafter	Total
Legacy data center hosting contract(a)	$2,156	$2,362	$2,362	$2,362	$2,362	$3,299	$14,903
Engineering	77,441	38,978	—	—	—	—	116,419
Other	73	97	97	97	—	—	364
Total remaining performance obligations	$79,669	$41,437	$2,459	$2,459	$2,362	$3,299	$131,685

(a)	On April 28, 2025, the legacy hosting contract with Rhodium was terminated as a result of the asset acquisition described in Note 3. Acquisitions.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Bitcoin

The following table presents information about the Company’s Bitcoin holdings:

	Quantity	Amounts
Balance as of December 31, 2024	17,722	$1,654,468
Revenue recognized from Bitcoin mined	1,530	142,859
Change in Bitcoin receivable	1	208
Exchange of Bitcoin for employee compensation	(30)	(2,950)
Change in fair value of Bitcoin	—	(208,040)
Balance as of March 31, 2025	19,223	$1,586,545

Carrying value of Bitcoin as of March 31, 2025 (a)		$1,233,849
Realized gains on the sale or exchange of Bitcoin for the three months ended March 31, 2025 (b)		$147

Balance as of December 31, 2023	7,362	$311,178
Revenue recognized from Bitcoin mined	1,364	71,396
Change in Bitcoin receivable	7	(80)
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(31)	(1,461)
Change in fair value of Bitcoin	—	234,080
Balance as of March 31, 2024	8,490	$605,595

Carrying value of Bitcoin as of March 31, 2024 (a)		$267,448
Realized gains on the sale or exchange of Bitcoin for the three months ended March 31, 2024 (b)		$7,182

a)	The carrying value of Bitcoin is equal to the post-impairment value of all Bitcoin held as of the adoption of ASU 2023-08 on January 1, 2023, and, for Bitcoin produced subsequent to the adoption of ASU 2023-08, the initial value of the Bitcoin as determined for revenue recognition purposes.

b)	Bitcoin is sold on a first-in, first-out (FIFO) basis. For all periods presented, gains were recognized on all sales of Bitcoin and exchanges of Bitcoin for employee compensation and are included in Change in fair value of Bitcoin on the Condensed Consolidated Statements of Operations.

All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin Mining operations. All dispositions of Bitcoin were the result of sales on the open market to fund Company operations and for compensation for certain employees.

In April 2025, the Company sold 475 bitcoin for net proceeds of approximately $38.8 million.

Note 6. Investments

Equity method investment - marketable securities

During the year ended December 31, 2024, the Company acquired approximately 90.1 million common shares of Bitfarms Ltd. (“Bitfarms”) on the open market for approximately $203.8 million. As of March 31, 2025, the Company’s investment in Bitfarms was equal to approximately 16.3% of all outstanding Bitfarms common stock.

The following table presents information about the equity method investment - marketable securities (“marketable securities”):

Fair value as of December 31, 2024	$134,265
Unrealized losses on marketable securities	(63,238)
Fair value as of March 31, 2025	$71,027

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible note

During the year ended December 31, 2023, the Company invested in a $4.5 million convertible note at face value. The convertible note has a three-year term and earns interest at a rate of 12% per annum, which may be paid in cash or in-kind, and converts into equity of the issuer of the convertible note at the end of the three-year term.

The fair value measurement of the convertible note is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the convertible note as of March 31, 2025, primarily consisted of a discount rate of 12.2%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

The following table presents information about the convertible note:

Fair value as of December 31, 2024	$5,345
Accrued interest	150
Amortized costs basis	5,495
Unrealized holding gains (losses) in accumulated other comprehensive income	23
Fair value as of March 31, 2025	$5,518

For the three months ended March 31, 2024, unrealized holding losses in accumulated other comprehensive income were $0.1 million.

Note 7. Property and Equipment

The following table presents the Company’s property and equipment:

	March 31,	December 31,
	2025	2024
Buildings and building improvements	$751,940	$715,862
Land rights and land improvements	10,951	10,904
Miners and mining equipment	910,094	927,866
Machinery and facility equipment	45,603	44,377
Office and computer equipment	3,338	3,081
Construction in progress	86,037	82,965
Total cost of property and equipment	1,807,963	1,785,055
Less accumulated depreciation	(500,908)	(446,268)
Property and equipment, net	$1,307,055	$1,338,787

The Company did not incur any impairment charges for its property and equipment during the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, depreciation expense related to property and equipment totaled $76.9 million and $30.9 million, respectively.

Miners and mining equipment

As of March 31, 2025, the Company had deployed miners in its Bitcoin Mining operations at each of its Facilities.

During the year ended December 31, 2023, the Company entered into a long-term master purchase and sales agreement, dated as of June 23, 2023, as amended (the “Master Agreement”), to acquire miners from MicroBT Electronics Technology Co., Ltd., through its manufacturing affiliate, SuperAcme Technology (Hong Kong) Limited (collectively “MicroBT”). In 2023, 2024, and 2025, we executed purchase orders with MicroBT to acquire U.S.-manufactured miners with a total hash rate of 34.6 Exahash per second (“EH/s”), for a total purchase price of approximately $615.1 million, subject to downward adjustment, as provided under the Master Agreement. Delivery of these miners began in 2023, and all miners under these purchase orders are expected to be received and

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

deployed by mid-2025. The Master Agreement also provides the Company with an option to purchase additional miners with a total hash rate of approximately 75.0 EH/s, on the same terms as the initial order.

Note 8. Goodwill and Intangible Assets

Goodwill

The goodwill balance of $122.2 million and $121.9 million as of March 31, 2025 and December 31, 2024, respectively, was attributable to the assembled workforces of experienced personnel at Block Mining and E4A Solutions and synergies expected to be achieved as a result of the Company’s acquisitions. See Note 3. Acquisitions.

Finite-lived intangible assets

The following table presents the Company’s finite-lived intangible assets as of March 31, 2025:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(2,740)	$26,660	10
Trademark	6,100	(1,699)	4,401	10
UL Listings	2,700	(750)	1,950	12
Patents	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(15,249)	$33,011

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

				Weighted-
	Gross	Accumulated	Net book	average life
	book value	amortization	value	(years)
Customer contracts	$29,400	$(1,911)	$27,489	10
Trademark	6,100	(1,542)	4,558	10
UL Listings	2,700	(694)	2,006	12
Patents	10,060	(10,060)	—	Various
Finite-lived intangible assets	$48,260	$(14,207)	$34,053

For the three months ended March 31, 2025 and 2024, amortization expense related to finite-lived intangible assets was $1.0 million and $1.5 million, respectively.

The following table presents the estimated future amortization of the Company’s finite-lived intangible assets as of March 31, 2025:

Remainder of 2025	$2,831
2026	3,775
2027	3,775
2028	3,775
2029	3,775
Thereafter	15,080
Total	$33,011

The Company did not identify any impairment of its finite-lived intangible assets during the three months ended March 31, 2025 and 2024.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Power Supply Agreements

Rockdale Facility

Power Purchase Agreement

In May 2020, Whinstone entered into a long-term power purchase agreement (the “Rockdale PPA”) to provide power at fixed prices to the Rockdale Facility, via the nearby Sandow Switch. Pursuant to the Rockdale PPA, the Company agreed to acquire a total of 345 MW of long-term, fixed-price power, in multiple blocks, as follows: 130 MW contracted in May 2020, through April 30, 2030; 65 MW contracted in March 2022, through April 30, 2030; and 150 MW contracted in November 2022, through October 31, 2027. Additionally, the Rockdale PPA allows the purchase of additional power at market prices, as needed.

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

During the three months ended March 31, 2025 and 2024, the Company earned credits against future power costs in exchange for power resold of approximately $7.8 million and $5.1 million, respectively. These amounts are recorded in Power curtailment credits on the Condensed Consolidated Statements of Operations.

The Company determined the Rockdale PPA meets the definition of a derivative because it allows for net settlement. However, because the Company has the ability to offer the power back for sale outside of the Rockdale PPA, rather than taking physical delivery, the Company determined that physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Rockdale PPA. Accordingly, the Rockdale PPA (a non-hedging derivative contract) is accounted for as a derivative and recorded at its estimated fair value each reporting period in Derivative asset on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The Rockdale PPA is not designated as a hedging instrument. The Facilities Agreement, Demand Response Service Programs, and the 4CP program are not part of the Rockdale PPA and are therefore not subject to treatment and valuation as a derivative along with Rockdale PPA.

The terms of the Rockdale PPA require margin-based collateral, calculated as exposure resulting from fluctuations in the market cost rate of electricity versus the fixed price stated in the contract. As of March 31, 2025, the margin-based collateral requirement of the Company was zero.

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

ERCOT has implemented demand response services programs for customers like the Company that have the ability to reduce or modify electricity use in response to ERCOT instructions or signals (“Demand Response Services Programs”). These Demand Response Services Programs provide the ERCOT market with valuable grid stability and economic services by helping to preserve system reliability, enhancing competition and load predictability, mitigating price spikes, and stabilizing the grid by encouraging the demand side of the market to give more visibility and control of their power consumption to grid operators. Market participants with flexible electrical loads, like the Company, may participate in these Demand Response Service Programs directly by offering their

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

electrical loads into the ERCOT markets, or indirectly by voluntarily reducing their energy usage in response to increasing power demand in the ERCOT marketplace. The Demand Response Services Programs run concurrent with the Rockdale PPA.

Under these Demand Response Services Programs, the Company can participate in a variety of programs known as “ancillary services” by electing to designate a portion of its available electrical load for participation in such programs on a forward basis. For each respective Demand Response Services Program, the Company is compensated based on hourly power rates and the amount of electrical load it has bid into the program. Through ancillary services, the Company competitively bids among other market participants to sell ERCOT the ability to control the Company’s electrical load on demand. This requires the Company to remain powered on during the times in which its power is bid into ancillary services, allowing ERCOT the ability to direct the Company to power down the amount of power bid into the program. The Company receives compensation for its participation in ancillary services whether or not the Company is actually called to power down.

The Company also participates in the 4CP program, which refers to the highest-load settlement intervals in each of the four summer months (June, July, August, and September), during which time, demand for power is typically at its highest across the ERCOT grid. The 4CP program participants may voluntarily power down operations during these times and in doing so, reduce the electrical load demand on the ERCOT grid. Participants that reduce their load in these peak periods receive credits toward transmission costs on future power bills for the subsequent year, reducing overall power costs for the year. As a result of participation in the 4CP program in 2024, the Company’s ongoing 2025 monthly power bills reflect substantially reduced transmission charges. The 4CP program has an indefinite duration.

Corsicana Facility

During the year ended December 31, 2024, the Company’s subsidiary, Riot Corsicana, LLC, entered into an agreement with ICE Futures U.S., Inc., a subsidiary of the InterContinental Exchange to access the exchange for the execution of electricity futures contracts. The Company intends to enter into electricity futures contracts up to the amount of power used at the Corsicana Facility. These financial instruments meet the definition of derivatives, but are not designated as hedging instruments, and will be recognized at fair value, with any gains or losses recognized in Net income (loss) on the Condensed Consolidated Statements of Operations.

The Company enters into electricity futures contracts to manage electricity price risk and reduce the variability of cash flows associated with purchases of electricity used for the Company’s Bitcoin Mining operations at its Corsicana Facility.

As of March 31, 2025, the Company held outstanding electricity futures contracts for 41,760 MWh with a combined fair value of $0.3 million included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, realized and unrealized losses of less than $0.1 million were recognized in Other income (expense) on the Condensed Consolidated Statements of Operations.

During the year ended December 31, 2024, the Company’s subsidiary, Riot Corsicana, LLC, also entered into a requirements contract with MEMS Industrial Supply (“MEMSIS”) under which it will purchase retail power to meet the consumption requirements of the Corsicana Facility. Electric power will be invoiced by MEMSIS based upon the market price for electric power at the ERCOT North Load Zone, plus a retail adder corresponding to the peak consumption threshold of the Corsicana Facility, and pass-through charges (including ancillary charges, taxes, congestion, and line loss), based on the actual variable consumption of the Corsicana Facility. The contract, dated November 12, 2024, has a 3-year term ending November 25, 2027.  Although this contract does not require the supply of power at a fixed price, it allows the parties to enter into fixed-price contracts.

Under the requirements contract with MEMSIS, during the year ended December 31, 2024, Riot and MEMSIS entered into a power purchase agreement (the “Corsicana PPA”), a three-year contract (January 1, 2025 through December 31, 2027, but excluding July and August contracts during the period) for a fixed quantity of 25 MW at a fixed price of $43.95 per MWh.

The Company determined the Corsicana PPA meets the definition of a derivative and, accordingly, the Corsicana PPA (a non-hedging derivative contract) is recorded at its estimated fair value each reporting period in Derivative asset on the Condensed Consolidated Balance Sheets with the change in the fair value recorded in Change in fair value of derivative asset on the Condensed Consolidated Statements of Operations. The requirements contract is not designated as a hedging instrument.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Derivative Asset

The following table presents the unobservable inputs used in the valuation of the Derivative asset:

Valuation Date	Significant Unobservable Input	Range			Average
March 31, 2025	Forward prices (per MWh)	$31.22	-	$120.94	$55.41
December 31, 2024	Forward prices (per MWh)	$31.22	-	$95.58	$51.98

The following table presents changes in the estimated fair value of the Derivative asset:

Balance as of December 31, 2024	$149,495
Change in fair value of derivative asset:
Change due to future price curve	38,328
Change due to passage of time and settlements	3,566
Total change in fair value of derivative assets	41,894
Balance as of March 31, 2025	$191,389

The estimated fair values of the Rockdale PPA and Corsicana PPA are classified under Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. These inputs include the fixed price of each block for all 345 MW of power to be delivered under the Rockdale PPA and 25 MW of power to be delivered under the Corsicana PPA. The valuation relies on discounted cash flow estimation models incorporating quoted commodity exchange spot and forward prices in MWh adjusted for basis spreads for load zone-to-hub differentials through the term of the Rockdale PPA, which is scheduled to end as of April 30, 2030, and the term of the Corsicana PPA, which is scheduled to end as of December 31, 2027, and a discount rate of 23.2%. Actual power usage is not a variable input in the determination of the fair value as the price and quantity of power to be delivered per the Rockdale PPA and the Corsicana PPA are fixed despite the existence of multiple blocks with separate power amounts.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Deposits

The following table presents the activity of the Company’s deposits paid:

Deposits on equipment:
Balance as of December 31, 2024	$4,495
Additions	26,655
Reclassifications to property and equipment	(11,252)
Balance as of March 31, 2025	19,898

Security deposits:
Balance as of December 31, 2024	25,620
Additions	143
Deposits returned	(429)
Balance as of March 31, 2025	25,334

Total long-term deposits	$45,232

Deposits on Equipment

During the three months ended March 31, 2025, the Company made deposits and advance payments of $21.0 million to MicroBT for the purchase of miners and made deposits of $5.7 million for the purchases of other property and equipment, primarily consisting of electrical components and immersion tanks used in the development of the Corsicana Facility. During the three months ended March 31, 2025, the Company reclassified $4.1 million of deposits made to MicroBT and $7.2 million of other deposits to property and equipment in connection with the receipt of the equipment. See Note 7. Property and Equipment.

Security Deposits

During the year ended December 31, 2023, the Company paid $23.0 million, all of which remains held as a deposit as of March 31, 2025, as a security deposit in connection with its 215 MW increase to the long-term, fixed-price power secured under the Rockdale PPA, resulting in a total of 345 MW under contract at fixed prices. See Note 9. Power Supply Agreements.

The Company has other security deposits totaling approximately $2.3 million for its offices and facilities, including $1.8 million associated with its ground lease.

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Property and equipment	$6,961	$5,790
Power related costs	23,034	19,636
Compensation	7,032	21,218
Insurance	8,524	11,672
Sales tax payable	13,374	9,356
Other	13,387	8,000
Total accrued expenses	$72,312	$75,672

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Debt

2030 Notes

The Company’s 0.75% Convertible Senior Notes (the “2030 Notes”) are recognized as long-term debt on the Condensed Consolidated Balance Sheets, net of unamortized debt issuance costs. As of March 31, 2025, the amount recognized was $580.0 million ($594.4 million principal less $14.4 million of unamortized debt issuance costs).

During the three months ended March 31, 2025, the Company recognized $0.8 million of amortization of the deferred issuance costs.

As of March 31, 2025, the 2030 Notes had an estimated fair value of approximately $451.7 million. The estimated fair value is based on quoted prices in an active market and valued at the closing price reported at the end of the period and thus represents a Level 1 measurement on the fair value hierarchy.

Revolving Credit Facilities

$50 Million Credit Facility

In July 2024, the Company entered into a one-year $50.0 million Revolving Credit Facility (“$50 Million Credit Facility”). Revolving Loans borrowed by the Company under the $50 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.25% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $50 Million Credit Facility have a one-year term and incur fees of 1.25% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the $50 Million Credit Facility, as required by the agreement, the Company funded the entire $50.0 million amount of the credit facility as security into a control account maintained by the lender to serve as collateral. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 5.57% per annum as of March 31, 2025, is earned by the Company on the amount held in the control account.

As of March 31, 2025, the Company had $8.4 million in letters of credit issued under the $50 Million Credit Facility.

In April 2025, the Company borrowed $41.0 million in revolving loans under the $50 Million Credit Facility.

$20 Million Credit Facility

In August 2024, the Company entered into a two-year $20.0 million Revolving Credit Facility (“$20 Million Credit Facility”). Revolving Loans borrowed by the Company under the $20 Million Credit Facility may be used for general corporate purposes and carry a per annum interest rate of 1.60% plus the Secured Overnight Financing Rate. Letters of Credit issued under the $20 Million Credit Facility have a one-year term and incur fees of 1.5% per annum on the amount of Letters of Credit outstanding. Letters of Credit require the pledge of cash collateral by the Company equal to 105% of the Letter of Credit exposure.

Concurrent with entry into the $20 Million Credit Facility, as required by the agreement, the Company funded the entire $20.0 million amount as security into a control account maintained by the lender to serve as collateral. The balance maintained in the control account is included in Restricted cash on the Condensed Consolidated Balance Sheets. Variable interest, equal to approximately 3.81% per annum as of March 31, 2025, is earned by the Company on the amount held in the control account.

As of March 31, 2025, the Company had no letters of credit issued under the $20 Million Credit Facility.

In April 2025, the Company borrowed $20.0 million in revolving loans under the $20 Million Credit Facility.

Note Payable

As part of the Block Mining Acquisition, the Company assumed a $5.7 million note payable with a fixed rate of 8.81%. The note matures in December 2035, with annual principal and accrued interest payments due beginning on December 31, 2024.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s future note payable principal payments due as of March 31, 2025:

Remainder of 2025	$314
2026	343
2027	373
2028	405
2029	443
Thereafter	3,445
Total	$5,323

As of March 31, 2025, the note payable had an estimated fair value of approximately $5.2 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. The significant assumptions used to estimate fair value of the note as of March 31, 2025, primarily consisted of an interest rate range of 8.9% to 10.4%, which reflected the issuance date spread premium over the selected yield for the remaining time to maturity.

$100 Million Credit Facility

On April 22, 2025, the Company entered into a $100 million Credit Facility (“$100 Million Credit Facility”) with Coinbase Credit, Inc. (“Coinbase”). Under the $100 Million Credit Facility, a multiple drawdown term loan facility in an aggregate principal amount of up to $100 million was made available to the Company. The Company has fully drawn against the $100 Million Credit Facility and intends to use the proceeds to pursue key strategic initiatives and for general corporate purposes.

All amounts borrowed under the $100 Million Credit Facility will bear interest at an annual rate equal to (a) the greater of (i) the federal funds rate on the date of the applicable borrowing, and (ii) 3.25%, plus (b) 4.50%. The $100 Million Credit Facility has a term of one year following commencement, but the Company may request that the maturity date be extended by an additional one-year term, subject to consent by Coinbase. Amounts borrowed under the $100 Million Credit Facility will be secured by a portion of the Company’s total Bitcoin holdings. Such pledged collateral shall not be used by the lender to secure any other loan account.

Note 13. Leases

As of March 31, 2025, the Company had operating leases primarily for its various offices, the manufacturing facilities of ESS Metron and E4A Solutions, a ground lease for the Rockdale Facility, and the Kentucky Facility data center, all of which expire on various dates through January 2032.

As of March 31, 2025 and December 31, 2024, operating lease right of use assets were $32.2 million and $27.5 million, respectively, and operating lease liabilities were $33.3 million and $28.5 million, respectively.

The following table presents the components of the Company’s lease expense. Ground and facilities lease expenses are included in Cost of revenue and office lease expenses are included in Selling, general, and administrative on the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$1,582	$1,089
Variable lease cost	98	110
Operating lease expense	$1,680	$1,199

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents supplemental lease information:

	Three Months Ended
	March 31,
	2025	2024
Operating leases net operating cash outflows	$1,259	$208
Right of use assets exchanged for new operating lease liabilities	$5,962	$2,118
Weighted-average remaining lease term – operating leases	5.7	7.0
Weighted-average discount rate – operating leases	7.3%	6.8%

The following table presents the Company’s future minimum operating lease payments as of March 31, 2025:

	Ground lease	Office and other leases	Total
Remainder of 2025	$2,058	$4,457	$6,515
2026	2,119	4,028	6,147
2027	2,183	3,433	5,616
2028	2,249	2,989	5,238
2029	2,316	2,275	4,591
Thereafter	5,053	2,106	7,159
Total undiscounted lease payments	15,978	19,288	35,266
Less present value discount	(3,724)	1,756	(1,968)
Present value of lease liabilities	$12,254	$21,044	$33,298

Note 14. Stockholders’ Equity

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

During the three months ended March 31, 2025, approximately 0.1 million shares of common stock vested or were issued to the Company’s board of directors, officers, employees, and advisors in settlement of an equal number of fully vested restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) awarded to such individuals by the Company under the Company’s 2019 Equity Incentive Plan, as amended (the “2019 Equity Incentive Plan”). The Company withheld approximately less than 0.1 million of these shares, with a fair value of approximately $0.5 million, to cover the withholding taxes related to the settlement of these vested RSAs and RSUs, as permitted by the 2019 Equity Incentive Plan.

At-the-Market (“ATM”) Equity Program

August 2024 ATM Program

In August 2024, the Company established the August 2024 ATM Program, under which it could offer and sell up to $750.0 million in shares of the Company’s common stock.

During the three months ended March 31, 2025, the Company received net proceeds of approximately $68.4 million ($70.0 million of gross proceeds, net of $1.6 million in commissions and expenses) from the sale of 5,368,600 shares of its common stock at a weighted average fair value of $13.05 per share under its August 2024 ATM Program. As of March 31, 2025, approximately $292.2 million in shares of the Company’s common stock were available for sale under the August 2024 ATM Program.

Note 15. Stock-Based Compensation

The 2019 Equity Incentive Plan authorizes the granting of stock-based compensation awards to directors, officers, employees, and advisors of the Company in the form of RSAs, RSUs, or stock options, all of which settle in shares of the Company’s common stock upon vesting.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2025, the Company had 14,708,384 shares of common stock reserved for issuance under the 2019 Equity Incentive Plan.

The following table presents the Company’s stock-based compensation expense by category:

	Three Months Ended
	March 31,
	2025	2024
Performance-based stock awards and units	$25,545	$22,290
Service-based stock awards and units	4,031	9,710
Total stock-based compensation	$29,576	$32,000

Stock-based compensation expense is recognized in Selling, general and administrative on the Condensed Consolidated Statements of Operations.

Performance-Based Awards and Units

Performance-based RSAs and RSUs are eligible to vest over a three-year performance period based on the Company’s total shareholder return as compared to the performance of the Russell 3000 Index.

The following table presents a summary of the activity of the performance-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2025	19,615,388	$13.03
Granted	—	$—
Vested	—	$—
Forfeited	(55,824)	$7.43
Balance as of March 31, 2025	19,559,564	$13.05

As of March 31, 2025, there was approximately $135.1 million of unrecognized compensation cost related to the performance-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.5 years.

The following table presents a summary of the activity of the performance-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2025	1,769,038	$12.55
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of March 31, 2025	1,769,038	$12.55

As of March 31, 2025, there was approximately $11.9 million of unrecognized compensation cost related to the performance-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.6 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service-Based Awards and Units

Service-based RSAs and RSUs vest over one, two, and three-year service periods.

The following table presents a summary of the activity of the service-based RSAs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Shares	Fair Value
Balance as of January 1, 2025	2,712,859	$11.76
Granted	36,424	$10.37
Vested	(132,420)	$6.09
Forfeited	(34,888)	$11.46
Balance as of March 31, 2025	2,581,975	$12.04

As of March 31, 2025, there was approximately $22.2 million of unrecognized compensation cost related to the service-based RSAs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.0 years.

The following table presents a summary of the activity of the service-based RSUs:

		Weighted Average
		Grant-Date
		Per Share
	Number of Units	Fair Value
Balance as of January 1, 2025	362,425	$12.29
Granted	12,000	$10.46
Vested	(20,326)	$10.10
Forfeited	—	$—
Balance as of March 31, 2025	354,099	$12.36

As of March 31, 2025, there was approximately $3.1 million of unrecognized compensation cost related to the service-based RSUs, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.0 years.

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of March 31, 2025
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,586,545	$1,586,545	$—	$—
Equity method investment - marketable securities(b)	$71,027	$71,027	$—	$—
Convertible note(b)	$5,518	$—	$—	$5,518
Derivative asset(c)	$191,389	$—	$—	$191,389
Contingent consideration liabilities(d)	$18,603	$—	$—	$18,603

	Fair value measured as of December 31, 2024
				Significant
		Quoted prices in	Significant other	unobservable
	Total carrying	active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Bitcoin(a)	$1,654,468	$1,654,468	$—	$—
Equity method investment - marketable securities(b)	$134,265	$134,265	$—	$—
Convertible note(b)	$5,345	$—	$—	$5,345
Derivative asset(c)	$149,495	$—	$—	$149,495
Contingent consideration liabilities(d)	$26,855	$—	$—	$26,855

(a)	See Note 5. Bitcoin.
(b)	See Note 6. Investments.
(c)	See Note 9. Power Supply Agreements.
(d)	See Note 17. Commitments and Contingencies.

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

As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Note 17. Commitments and Contingencies

Commitments

Miners and mining equipment

Through March 31, 2025, the Company has paid approximately $576.9 million in total deposits and payments to MicroBT for the purchase of miners pursuant to the Master Agreement described in Note 7. Property and Equipment. As of March 31, 2025, the

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company has a remaining commitment of $54.0 million for the purchase of miners, all of which is expected to be paid during the remainder of 2025.

Infrastructure

During 2024, the Company entered into agreements related to water supply infrastructure for the Corsicana Facility, resulting in total remaining commitments of approximately $16.8 million. The Company expects to incur these costs through 2026.

Contingent consideration liabilities

Block Mining

As part of the Block Mining Acquisition, the sellers are eligible to earn an additional $32.5 million in potential earn-out targets, payable in cash or stock, if certain milestones are reached by December 31, 2025 (See Note 3. Acquisitions). This contingent consideration is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, current portion. The fair value measurement as of March 31, 2025 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free interest rates ranging from 4.1% to 4.3% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of 1.5% based on the median of investment grade high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of March 31, 2025, the Block Mining Acquisition contingent consideration had an estimated fair value of $15.5 million.

E4A Solutions

As part of the E4A Solutions Acquisition, the sellers are eligible to earn potential earn-out targets based on E4A Solutions’ adjusted EBITDA, calculated as 2.65 times the amount the average adjusted EBITDA exceeds the established earnout threshold during the two years ending December 31, 2026, payable in cash or Riot common stock at the Company’s discretion. This contingent consideration is recognized at fair value on the Condensed Consolidated Balance Sheets in Contingent consideration liabilities, less current portion. The fair value measurement as of March 31, 2025 is based on significant inputs not observable in the market and thus represents a Level 3 measurement on the fair value hierarchy. These inputs include management’s best estimate of both the probability and timing of achieving the milestones, risk-free interest rates ranging from 3.9% to 4.3% based on the U.S. Treasury rate for the corresponding time periods and a credit spread of approximately 1.5% based on the median of investment grade and high yield debt instruments with a Standard & Poor’s BB credit rating. This credit rating was selected based on an independently-produced synthetic credit rating analysis.

As of March 31, 2025, the E4A Solutions Acquisition contingent consideration had an estimated fair value of $2.5 million.

The following table presents the changes in the estimated fair value of the Company’s contingent consideration liabilities:

Balance as of December 31, 2024	$26,855
Change in fair value of contingent consideration	(8,252)
Balance as of March 31, 2025	$18,603

Contingencies

Legal Proceedings

The Company, and our subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to our business and transactions arising in the ordinary course of business. We cannot predict the final outcome of such proceedings. Where appropriate, we vigorously defend such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including direct, consequential, exemplary, and/or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by our insurance program. We maintain property and various types of liability insurance in an effort to protect ourselves from such claims. In terms of any matters

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

where there is no insurance coverage available to us, or where coverage is available and we maintain a retention or deductible associated with such insurance, we may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by us on the Condensed Consolidated Balance Sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statement, then we disclose the range of possible loss. Costs related to the defense of such claims are recorded by us as they are incurred. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting our defense of such matters. On the basis of current information, we do not believe there is a reasonable possibility that any material loss, if any, will result from any claims, lawsuits and proceedings to which we are subject to either individually, or in the aggregate.

Green Revolution Cooling Patent Dispute

On March 22, 2024, Green Revolution Cooling, Inc. (“GRC”) filed a complaint against the Company in the Western District of Texas (Case No. 6:24-CV-152), for patent infringement. More specifically, GRC has alleged that the immersion cooling systems provided to the Company by third parties infringe GRC’s U.S. Patent Nos. 9,992,914 (“the’914 Patent”) and 10,123,463 (“the ’463 Patent”). In the complaint, GRC seeks unspecified damages and an injunction against all products that allegedly infringe the ’914 Patent and the ’463 Patent (or in lieu of an injunction, an award of a compulsory forward royalty). The Company has engaged counsel and is working with its counsel to evaluate and defend the Company from this infringement claim. While a preliminary investigation of GRC’s claims is underway, the Company cannot reasonably predict the outcome of such ongoing litigation, or the magnitude of such outcome, at this time.

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

Following the final determination, Northern Data filed a complaint against the Company in the Delaware Court of Chancery (the “Chancery Court”) on June 23, 2023 (Case No. C.A. No. 2023-0650-LWW) challenging the independent accountant’s written final determination and seeking to re-litigate the purchase price adjustment process. The Company contests the legal and factual basis of Northern Data’s claims and filed a motion to dismiss the complaint on July 17, 2023, which the Chancery Court heard on February 13, 2024. The Chancery Court denied the motion to dismiss on May 17, 2024, at which time the court advised the parties that summary judgment briefing after focused discovery may be a worthwhile endeavor. Both the Company and Northern Data moved for summary judgment on November 6, 2024. On February 17, 2025, the Chancery Court heard the parties’ motions for summary judgment and took the matter under advisement. The Chancery Court has not yet issued a ruling on the motions. While the Company intends to vigorously oppose such complaint, the Company cannot accurately predict the outcome of the ongoing litigation, estimate the magnitude of such outcome, or forecast when such litigation will be resolved, at this time.

Legacy Hosting Customer Disputes

Rhodium

On May 2, 2023, Whinstone filed a petition against Rhodium 30MW, LLC (“Rhodium 30MW”), Rhodium JV, LLC (“Rhodium JV”), Air HPC LLC (“Air HPC”), and Jordan HPC, LLC (“Jordan HPC” and, together with Rhodium 30MW, Rhodium JV, and Air HPC, collectively, the “Defendants”) in Case No. CV41873 in the 20th District Court (the “District Court”) of Milam County, Texas. In its amended petition filed May 3, 2023, Whinstone asserted breach of contract claims for Rhodium JV and Air HPC’s failure to pay certain hosting and service fees under the now-terminated Whinstone-Rhodium hosting agreements (the “Hosting Agreements”)

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and sought a declaration regarding the rights and obligations under certain hosting agreements with the Defendants and that no power credits are owed to any Rhodium entity under any agreement. Whinstone sought recovery of more than $26 million, plus reasonable attorneys’ fees and costs, expenses, and pre- and post-judgment interest. On June 12, 2023, Defendants answered and, along with non-parties Rhodium Encore LLC, Rhodium 2.0 LLC, and Rhodium 10mw LLC (collectively, the “Rhodium Non-Parties” and, together with Defendants, collectively, “Rhodium”), filed contingent counterclaims for breach of contract and moved to compel arbitration for alleged unpaid energy sale credits and lost profits. On August 14, 2023, Whinstone filed a second amended petition to include a declaration regarding the rights and obligations under the now-terminated water agreement between Whinstone and various Rhodium entities.

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

After a permanent arbitrator was appointed and written discovery commenced, Rhodium filed for bankruptcy protection on August 24, 2024 and August 29, 2024 in a now jointly administered proceeding styled In re: Rhodium Encore LLC, et al., Case No. 24-90448 (ARP), in the United States Bankruptcy Court for the Southern District of Texas—Houston Division (the “Bankruptcy Court”). Therein, Rhodium filed a motion to assume the Hosting Agreements, and the Bankruptcy Court set a contested hearing on the matter to begin November 12, 2024.

On October 3, 2024, Whinstone filed a motion for partial summary judgment and on October 16, 2024, Rhodium filed its own motion for partial summary judgment. The Bankruptcy Court denied both motions on November 8, 2024. From November 12, 2024 to November 15, 2024, the Bankruptcy Court heard phase one of Rhodium's motion to assume, which the Bankruptcy Court granted in an interim order on December 16, 2024. After the Bankruptcy Court issued a second interim order setting the scope of Phase 2 on Rhodium’s motion to assume, the parties agreed to bypass Phase 2 and on February 24, 2025, Whinstone filed a notice of appeal regarding the Bankruptcy Court’s orders.

On February 11, 2025, Rhodium, Rhodium JV, Rhodium 30MW, Rhodium 2.0 LLC, Rhodium 10MW LLC, Air HPC, Jordan HPC, Rhodium Industries LLC and Rhodium Renewables LLC (collectively, the “Plaintiffs”) filed a complaint against Riot and Whinstone in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Plaintiffs allege damages for breach of contract and tortious interference and requested an application for permanent injunctive relief seeking more than $300 million in damages. Riot and Whinstone believe Plaintiffs’ claims are without merit and filed motions to dismiss on March 27, 2025.

After engaging in mediated settlement negotiations between February 19 and March 18, 2025, Whinstone, Riot, and Rhodium reached an agreement in principle to settle their dispute, which received court approval on April 8, 2025.

On April 28, 2025, Whinstone, Riot, and Rhodium entered into a global settlement which included: (1) settlement of all existing (or future) claims between the parties, including any and all claims arising under the Hosting Agreements, and dismissal of all such claims; (2) mutual termination of the Hosting Agreements, and (3) Whinstone’s purchase of specific Rhodium assets (the “Transaction”).  In consideration for the settlement and Transaction, Whinstone paid to Rhodium a total sum of $185.0 million, comprised of approximately $129.9 million in cash, the return of Rhodium’s power security deposit of approximately $6.1 million, and 6,989,800 shares of Company common stock, valued at $49.0 million based on the preceding ten trading day volume-weighted average share price immediately prior to the date of execution of the Transaction.

SBI Crypto Co.

On April 5, 2023, SBI Crypto Co., Ltd. (“SBI”) filed a complaint in the United States District Court for the Western District of Texas (Case No. 6:23-cv-252), which it later amended, against Whinstone alleging breach of contract, fraud, and negligent bailment claims

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

related to a colocation services agreement between Whinstone and SBI that was terminated in 2021. On July 21, 2023, Whinstone filed a motion to dismiss the amended complaint, which was denied on October 25, 2023. On November 25, 2024, Whinstone asserted counterclaims for breach of contract and fraudulent inducement. SBI has updated its alleged damages, now claiming over $175 million in purported lost profits and more than $50 million in equipment replacement cost, plus reasonable attorneys’ fees, costs, expenses, and pre- and post-judgment interest. Whinstone believes many of the claims are barred or waived, and that all of SBI’s claims substantively lack merit, and Whinstone plans to vigorously contest the same, as appropriate. While a preliminary investigation of the merits of SBI’s claims has commenced and because this litigation is still at this early stage, the Company cannot reasonably estimate the outcome of such ongoing litigation, or the magnitude of such an outcome, at this time.

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

Note 18. Earnings Per Share

The following table presents potentially dilutive securities that were included in the computation of diluted net income (loss) per share:

	March 31,
	2025	2024
Numerator:
Net income (loss)	$(296,367)	$211,777

Denominator:
Denominator for basic EPS - weighted average shares outstanding	329,508,458	259,506,242
Effect of dilutive securities:
Unvested RSAs	—	2,852,090
Dilutive potential common shares	—	2,852,090
Denominator for diluted EPS - adjusted weighted average shares outstanding	329,508,458	262,358,332

Basic EPS	$(0.90)	$0.82
Diluted EPS	$(0.90)	$0.81

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	March 31, 2025	March 31, 2024
Warrants to purchase common stock	63,000	63,000
Unvested RSAs(a)	22,141,539	15,742,259
Unvested RSUs	2,123,137	1,393,639
2030 Notes	39,988,127	—
Total	64,315,803	17,198,898

(a)	Unvested restricted stock awards are included in total common shares outstanding but are excluded from the calculation of basic earnings per share.

Note 19. Segment Information

The Company has two reportable segments: Bitcoin Mining and Engineering. The reportable segments are identified based on the types of service performed. No operating segments have been aggregated to form the reportable segments.

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) uses to assess the Company’s reportable segments, and is before elimination of intersegment profits.

Prior to 2024, the Company had a Data Center Hosting reportable segment but has since terminated all contracts with its Data Center Hosting customers. Commencing with the three months ended March 31, 2024, the CODM ceased analyzing the performance of the Data Center Hosting operations and the Company ceased reporting Data Center Hosting as a separate reportable business segment. The Company has no plans to offer data center hosting services to new customers. All residual revenue and costs of revenue related to Data Center Hosting incurred during the three months ended March 31, 2025 and 2024, are included in Revenue: Other and Cost of Revenue: Other.

Other than the $96.9 million of goodwill from the Block Mining Acquisition allocated to the Bitcoin Mining segment, and $25.3 million of goodwill from the E4A Solutions Acquisition allocated to the Engineering segment, the Company does not allocate assets to the reporting segments because its assets are managed on an entity-wide basis and, therefore, does not separately disclose the total assets of its reportable operating segments.

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

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present segment revenue and segment gross profit (loss), including the significant expense items reviewed by the CODM:

Three Months Ended March 31, 2025

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$142,859	$13,920	$156,779
Intersegment revenue	—	6,324	6,324
Segment revenue	142,859	20,244	163,103

Reconciliation of revenue
Other revenue(a)			4,608
Elimination of intersegment revenue			(6,324)
Total consolidated revenue			161,387

Less:
Power	61,830	—	61,830
Compensation	4,445	—	4,445
Insurance on miners	1,462	—	1,462
Ground rent and related water and property tax	2,143	—	2,143
Materials	—	3,646	3,646
Labor	—	1,162	1,162
Other segment items(b)	4,939	6,998	11,937
Segment gross profit (loss)	$68,041	$8,438	$76,479

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2024

	Bitcoin Mining	Engineering	Total
Revenue from external customers	$71,396	$4,675	$76,071
Intersegment revenue	—	685	685
Segment revenue	71,396	5,360	76,756

Reconciliation of revenue
Other revenue(a)			3,225
Elimination of intersegment revenue			(685)
Total consolidated revenue			79,296

Segment cost of revenue:
Power	28,555	—	28,555
Compensation	2,645	—	2,645
Insurance on miners	1,735	—	1,735
Materials	—	1,324	1,324
Labor	—	889	889
Other segment items(b)	3,614	4,557	8,171
Segment gross profit (loss)	$34,847	$(1,410)	$33,437

(a)	Other revenue is primarily attributable to Data Center Hosting revenue and is therefore not included in the total for segment gross profit (loss).
(b)	For each reportable segment, the other segment items category primarily consists of:

Bitcoin Mining – Bitcoin miner and network repair and maintenance costs.

Engineering – Manufacturing overhead costs.

The following table presents the reconciliation of segment gross profit (loss) to net income (loss) before taxes:

	Three Months Ended March 31,
	2025	2024
Segment gross profit (loss)	$76,479	$33,437

Reconciling Items:
Other profit (loss)(a)	(4,357)	(1,310)
Elimination of intersegment profits	(10,681)	(1,243)
Acquisition-related costs	(76)	—
Selling, general, and administrative	(71,448)	(57,652)
Depreciation and amortization	(77,926)	(32,343)
Change in fair value of Bitcoin	(208,040)	234,080
Change in fair value of derivative asset	41,894	20,232
Power curtailment credits	7,801	5,131
Change in fair value of contingent consideration	8,252	—
(Loss) gain on sale/exchange of equipment	(129)	—
Casualty-related (charges) recoveries, net	—	2,300
Interest income	3,397	8,189
Interest expense	(2,308)	(384)
Unrealized gain (loss) on equity method investment - marketable securities	(63,238)	—
Other income (expense)	93	8
Net income (loss) before taxes	$(295,930)	$211,755

Riot Platforms, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(a)	Other profit (loss) is primarily attributable to Data Center Hosting activity and is therefore not included in the total for segment gross profit (loss).

Concentrations

During the three months ended March 31, 2025 and 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, no single customer or related group of customers contributed 10% or more of the Company’s total consolidated revenue.

During the three months ended March 31, 2025 and 2024, Bitcoin Mining power was primarily obtained from ERCOT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that will assist the reader in understanding our results of operations and financial condition. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes (the “Notes”) and other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements for the year ended December 31, 2024, as included in our 2024 Annual Report.

Unless otherwise indicated, amounts are stated in thousands of U.S. Dollars except for: share, per share, per MWh, and miner amounts; Bitcoin quantities, prices, and hash rate; cost to mine one bitcoin; and production value of one bitcoin mined.

Our MD&A is primarily organized as follows:

●	Business Overview and Trends. Highlights of events that impacted our financial position.
●	Results of Operations. Analysis of our financial results comparing the three months ended March 31, 2025 and 2024.
●	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows and discussion of our financial condition, including potential sources of liquidity, material cash requirements and their general purpose.
●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Forward-Looking Statements

This MD&A includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially – and potentially adversely – from the results described in or implied by the forward-looking statements contained in this MD&A and elsewhere in this Quarterly Report.

Business Overview and Trends

General

We are a vertically-integrated Bitcoin Mining company principally engaged in enhancing our power infrastructure and utilizing our vertical integration strategy to mine Bitcoin in support of the Bitcoin blockchain. We are also exploring the feasibility of developing a portion of our power capacity for AI/HPC uses.

We operate in two reportable business segments: Bitcoin Mining and Engineering.

We own and operate multiple Bitcoin Mining sites in the United States, consisting of the Rockdale Facility, the Corsicana Facility, and the Kentucky Facility. The Rockdale Facility in Texas is believed to be one of the largest Bitcoin Mining facilities in North America, as measured by developed capacity, and currently provides 700 MW in total developed capacity. Additionally, we are developing our second large-scale facility in Texas, the Corsicana Facility. During 2024, we completed the 400 MW Phase I of development of the Corsicana Facility. Upon completion, the Corsicana Facility is expected to have approximately one GW of operational capacity available for our business purposes. During 2024, we capitalized on our positioning within the market and acquired Block Mining, a Kentucky-based vertically-integrated Bitcoin miner, and E4A Solutions, a leading provider of electrical engineering services to a diverse customer base of energy developers and data center operators. The Block Mining Acquisition added 60 MW of operational capacity for self-mining operations, which we plan to expand to 110 MW in 2025, and provided us access to a secondary electrical grid. The E4A Solutions Acquisition added engineering expertise to service our electrical infrastructure and allows us to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

Our market environment is highly competitive, both globally and regionally. We compete with other large-scale Bitcoin miners, as well as individual participants, to earn the Bitcoin reward that is central to our operations. Our industry continues to evolve alongside the proliferation of Bitcoin and cryptocurrencies in general, and we believe we are well positioned within the digital commodities industry in which we operate.

AI/HPC Evaluation

Our current focus is evaluating the feasibility of developing the approximately 600 MW of remaining power capacity at the Corsicana Facility for AI/HPC uses, with the goal of maximizing the potential of our assets and enhancing our Bitcoin Mining operations.

We operate in an environment which is frequently evolving based on the proliferation of Bitcoin and cryptocurrencies in general. We have determined that it is in the best interest of our business to undertake a formal process to evaluate the feasibility of developing the approximately 600 MW of remaining power capacity at the Corsicana Facility for AI/HPC uses with the goal of maximizing the potential of our assets. We have engaged a leading consultant in the data center industry to conduct a feasibility assessment of the Corsicana Facility. A significant component of our overall business strategy is to effectively and efficiently allocate capital toward opportunities that generate the highest return on investment.

Business Segments

Bitcoin Mining

During the three months ended March 31, 2025, we continued to deploy miners across all our Facilities, with the objective of increasing our operational efficiency and performance moving forward. As of March 31, 2025, we had a total deployed hash rate capacity of 33.7 EH/s, as compared to 31.5 EH/s as of December 31, 2024, an increase of 6.9%.

During the three months ended March 31, 2025, we mined 1,530 bitcoin, reflecting an increase of 166 bitcoin compared to the 1,364 bitcoin we mined during the three months ended March 31, 2024. The increase was primarily due to our increase in deployed hash rate and significantly improved operational efficiency, partially offset by the increase in the global network hash rate and the halving that occurred in April 2024.

Custodians

As Bitcoin is a decentralized cryptocurrency, it is not required that Bitcoin be held by a custodian, and we may choose to self-custody. However, we believe that our private keys associated with our Bitcoin are better safeguarded within the secure environment provided by custodians. Self-custody poses an increased risk to our private keys, and we may not have the same level of protection as that offered by custody providers who are well-versed in industry best practices for safeguarding digital assets from potential theft, loss, or destruction.

Our Bitcoin custodian and brokerage services relationships are non-exclusive, and we may change our custodian and brokerage relationships at any time. We continually monitor our Bitcoin assets held by our custodians. The Company’s insurance providers do not have inspection rights associated with our Bitcoin assets held in cold storage. For additional information regarding our relationships with our custodians, NYDIG Trust Company LLC and Coinbase, Inc., on behalf of itself and Coinbase Custody Trust Company, LLC, and, if applicable, Coinbase or Coinbase Custody International Ltd., and a description of our underlying agreements with them, see Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.

Bitcoin Mining Metrics

The following table presents our key Bitcoin Mining metrics:

	Three Months Ended
	March 31,
	2025	2024
Hash rate, average operating (EH/s)(1)
Rockdale Facility	12.9	8.6
Corsicana Facility	14.2	—
Kentucky Facility	2.6	—
Combined hash rate, average operating	29.7	8.6

All-in power cost (cents/kilowatt-hour)(2)
Rockdale Facility	3.7	3.8
Corsicana Facility	3.4	—
Kentucky Facility	4.1	—
Combined all-in power cost	3.8	3.8

	March 31,
	2025	2024
Hash rate, deployed (EH/s)(1)
Rockdale Facility	15.0	12.4
Corsicana Facility	15.7	—
Kentucky Facility	3.0	—
Combined hash rate, deployed	33.7	12.4

Developed power capacity (MW)(3)
Rockdale Facility	700	700
Corsicana Facility	400	—
Kentucky Facility	65	—
Total power capacity	1,165	700

(1)	Hash rate, average deployed, represents the average total potential hash rate of all our deployed miners throughout the period, whereas hash rate, average operating, represents the average total hash rate our deployed miners provided throughout the period. The difference between deployed hash rate and operating hash rate is attributable to down time of all or some of miners for power curtailments, or repairs and maintenance of Bitcoin miners or supporting infrastructure. The difference between deployed and operating hash rate is a key measure in determining the efficiency of our Bitcoin Mining operations.

(2)	All-in power cost represents the price we paid for our power throughout the period, net of any power curtailments received. Power is overwhelmingly the largest marginal input cost in mining Bitcoin and a significant contributor to profitability. Miners with a low cost of power are better positioned to profitably mine across a wider range of Bitcoin price environments.

(3)	Developed power is the total amount of electricity our Facilities can utilize for Bitcoin Mining.

The following table presents our cost to mine one bitcoin (amounts in thousands, except Quantity of Bitcoin mined and Production value of one Bitcoin mined amounts):

	Three Months Ended
	March 31,
	2025	2024
Cost of power for self-mining operations	$61,830	$28,555
Other direct cost of revenue for self-mining operations(1)(2), excluding Bitcoin miner depreciation	12,988	7,994
Cost of revenue for self-mining operations, excluding Bitcoin miner depreciation	74,818	36,549
Less: power curtailment credits(3)	(7,801)	(5,131)
Cost of revenue for self-mining operations, net of power curtailment credits, excluding Bitcoin miner depreciation	67,017	31,418
Bitcoin miner depreciation(4)(5)	57,062	22,439
Cost of revenue for self-mining operations, net of power curtailment credits, including Bitcoin miner depreciation	$124,079	$53,857

Quantity of Bitcoin mined	1,530	1,364
Production value of one Bitcoin mined(6)	$93,385	$52,343

Cost to mine one Bitcoin, excluding Bitcoin miner depreciation	$43,808	$23,034
Cost to mine one Bitcoin, excluding Bitcoin miner depreciation, as a % of production value of one Bitcoin mined	46.9%	44.0%

Cost to mine one Bitcoin, including Bitcoin miner depreciation	$81,109	$39,485
Cost to mine one Bitcoin, including Bitcoin miner depreciation, as a % of production value of one Bitcoin mined	86.9%	75.4%

(1)	Other direct cost of revenue includes compensation, insurance, repairs, and ground lease rent and related property tax.

(2)	During the three months ended March 31, 2025 and 2024, we paid cash of approximately $21.0 million and $92.0 million and, respectively, in total deposits and payments for the purchase of miners. Costs to finance the purchase of miners were zero in all periods presented as the miners were paid for with cash from the Company’s cash balance. The seller did not provide any financing nor did the Company borrow from a third-party to purchase the miners.

(3)	Power curtailment credits are credited against our power invoices as a result of temporarily pausing our operations to participate in ERCOT’s Demand Response Service Programs. Our fixed-price power purchase contracts enable us to strategically curtail our mining operations and participate in these programs, which significantly lower our cost to mine Bitcoin. These credits are recognized in Power curtailment credits on our Condensed Consolidated Statements of Operations, outside of cost of revenue, but significantly reduce our overall cost to mine Bitcoin.

(4)	We capitalize the acquisition cost of our miners and include these costs in Property and equipment, net on our Condensed Consolidated Balance Sheets. The miners are depreciated over an estimated useful life of three years, during which time, the miners are expected to generate Bitcoin revenue. We do not consider depreciation expense in determining whether it is economical to operate our miners since depreciation is a non-cash expense and is not a variable operating cost that can be avoided even if we curtail operations temporarily. Depreciation expense incurred is disclosed for each respective period in the table above.

(5)	The following table presents the future depreciation expense of all of our Bitcoin miners:

Remainder of 2025	$183,117
2026	204,986
2027	144,643
2028	7,263
Total	$540,009

(6)	Computed as revenue recognized from Bitcoin mined divided by the quantity of Bitcoin mined during the same period.

During 2023, 2024, and 2025, we entered into purchase orders under the Master Agreement to acquire new miners from MicroBT. These purchase orders represented a total hash rate of 34.6 EH/s, with a total purchase price of approximately $615.1 million, subject to downward price adjustments as provided by the Master Agreement. These miners are primarily intended for deployment at the Corsicana Facility, which commenced operations in April 2024. Delivery of these miners began in 2023, and all miners are expected to be received and deployed by mid-2025. The Master Agreement provided us with four additional annual options to purchase miners, on the same or more favorable terms as the second purchase order executed under the Master Agreement. Assuming all four annual purchase options are exercised, these additional miners would represent a total hash rate of approximately 75.0 EH/s.

For the three months ended March 31, 2025 and 2024, Bitcoin Mining revenue was approximately $142.9 million and $71.4 million, respectively.

Engineering

Our Engineering business designs and manufactures power distribution equipment and custom-engineered electrical products. These products support our vertical integration strategy by enabling internal development of critical electrical components and engineering services necessary for our site developments. This integration helps mitigate our execution and counter-party risk in ongoing and future expansion projects. The specialized talent employed in our Engineering business allows us the opportunity to explore new methods to optimize and develop best-in-class Bitcoin Mining operations and have been instrumental in the development of our industrial-scale immersion-cooled Bitcoin Mining hardware.

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

In December 2024, we completed the E4A Solutions Acquisition. This acquisition is consistent with our vertically integrated strategy by adding engineering expertise to service our own existing and future electrical infrastructure and allows us to provide electrical solutions and services to support the rapidly growing market for electrical infrastructure.

For the three months ended March 31, 2025 and 2024, Engineering revenue was approximately $13.9 million and $4.7 million. respectively.

Strategic Goals and Initiatives

Bitcoin Treasury Strategy

Our Bitcoin acquisition strategy (“Bitcoin Treasury Strategy”) involves mining Bitcoin utilizing vertical integration, and from time to time, subject to market conditions, purchasing Bitcoin with our liquid assets derived from issuing debt or equity securities or selling Bitcoin to fund our operations and pursue our business strategy. Our vertical integration strategy has supported our stability during market fluctuations and allows us to capitalize on industry consolidation while building on our liquidity position.

Power Strategy

Long-term power contracts form the basis of our power strategy. We utilize the Rockdale PPA and the Corsicana PPA (together, the “PPAs”) in place at our Facilities in the following ways:

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

Ancillary Services

We competitively bid to sell ERCOT and MISO the option to control our electrical load during certain hours. ERCOT and MISO compensate us in the form of Demand Response Service Programs’ Credits, which are received whether or not we are called on to power down.

ERCOT’s 4CP Program

At the Rockdale Facility and the Corsicana Facility, we voluntarily power down operations during times of peak demand in summer months. Participation provides us with substantial savings on transmission costs in the subsequent year’s power bills, reducing our overall power costs.

The following table presents our power curtailment credits:

	Three Months Ended
	March 31,
	2025	2024
Manual curtailment power credits	$7,030	$3,436
Demand response power credits	771	1,695
Total power curtailment credits	$7,801	$5,131

The following graph presents the primary decision points that guide our decision to curtail power usage or power down our mining operations, and when we might resume mining operations:

Challenges, Risks, and Industry Trends

Increased Competition and Global Network Hash Rate

The price of Bitcoin increased during the first quarter of 2024 due to a new source of demand, the 11 Bitcoin spot Exchange Traded Funds (“ETFs”), which were approved to begin trading by the SEC on January 11, 2024. These ETFs, as investment vehicles, provide investors with a new way to gain exposure to Bitcoin through more traditional financial markets.

During 2023 and 2024, the Bitcoin mining industry experienced record growth as the price of Bitcoin increased from the lows experienced in early 2023. The rising Bitcoin price renewed opportunities to access capital markets to fund growth, leading to unprecedented expansion in mining operations and resulted in a doubling of the size of provisioned hash calculation services on the network, as measured by total hash rate. In advance of the April 2024 Bitcoin network halving, many Bitcoin mining companies heavily invested in implementing vertically-integrated business models, infrastructure, and upgrading and expanding mining fleets. Competition on the Bitcoin network has expanded in kind and we expect competition within the mining industry to intensify as long as Bitcoin prices remain elevated or increase further.

We have observed that when the market price for Bitcoin experiences sustained increases (as it had through January 2025), new miners are introduced onto the Bitcoin network, contributing to an increase in the global network hash rate. Despite the halving in April 2024 and increase in the global network hash rate, our hash rate grew by approximately 170.0% from December 31, 2023 to March 31, 2025. This growth contributed to an increase of approximately 12.1% in the number of Bitcoin we mined during the three months ended 2025 as compared to the same period in 2024.

Accordingly, as the global network hash rate continues to rise, existing miners must increase their hash rate to maintain or improve their chances of earning a Bitcoin mining reward. In response, we actively pursue new Bitcoin Mining capacity, including through our acquisition and development of new Bitcoin Mining facilities, such as the Corsicana Facility and the Block Mining Acquisition, as well as electricity supply and distribution infrastructure to support these operations. We are also focused on other strategic growth opportunities that enhance our long-term competitiveness. Further, we have adopted new and improved technology to increase both our mining power and efficiency, including our industrial-scale adoption of immersion cooling and our strategic acquisitions of large quantities of the latest powerful and efficient miners available.

Increased Transaction Fees

The Bitcoin mining industry recently experienced an increase in transaction fees on the Bitcoin network, alongside growing overall demand for Bitcoin. While transaction fees remain inherently volatile, they are paid directly to miners and are representative of the public interest in transacting on the Bitcoin network. These transaction fees, combined with the block subsidy issued by the Bitcoin network, make up the total reward paid to miners upon solving a block.

Since 2021, we have led the industry by focusing on a vertically-integrated business model. We remain committed to building long-term stockholder value by taking strategic actions to further vertically-integrate our business at the current Rockdale Facility, developing the Corsicana Facility, and integrating our acquisitions including the Kentucky Facility and E4A Solutions. Management believes that vertical integration will strengthen each of our business segments by providing increased capacity for our Bitcoin Mining operations, expanding opportunities for implementing our proprietary power strategy, and positioning us to capitalize on supply chain efficiencies and electrical engineering services through our Engineering segment. We continue to focus on deploying our efficient Bitcoin Mining fleet, at scale, while realizing the benefits of being an owner and operator of our Bitcoin Mining facilities.

Grid Curtailment

The Public Utility Commission of Texas, ERCOT, and Oncor Electric Delivery Company (“Oncor”) collectively oversee the regulatory, administrative, and delivery aspects of our power supply in Texas. In Kentucky, our power supply is overseen by MISO. As the Bitcoin mining industry has expanded in recent years, regulatory scrutiny on Bitcoin mining facilities and their energy consumption has intensified accordingly.

As Texas’s grid operator, ERCOT is responsible for monitoring and testing market participants, including our Bitcoin Mining facilities at the Rockdale Facility and the Corsicana Facility, to evaluate their impact on grid reliability. As part of this process, ERCOT may issue curtailment notices to reduce the power usage at our Texas operations. Our Facilities in Texas are subject to periodic testing and monitoring and have experienced power curtailments in response to instructions we receive from Oncor and

ERCOT. Given the inherent uncertainty regarding the duration or extent of power curtailments and testing procedures, we are currently unable to reasonably estimate their potential impact to our operations. If we cannot secure adequate access to electrical power, we may be forced to reduce or shut down our operations, which would have a material adverse effect on our business, prospects, financial condition, and operating results.

See Part I, Item 1A. “Risk Factors” of our 2024 Annual Report for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Recent Events Affecting the Company

An inflationary environment marked by global supply chain logistic disruptions across multiple distribution channels, has in the past contributed to delays in certain of our miner delivery schedules and in our infrastructure development schedules, driven by constraints in the globalized supply chains for miners, electricity distribution equipment, and construction materials, and these conditions may contribute to delays in the future. We have also experienced delays in our Engineering business segment’s manufacturing and delivery schedule, and in our infrastructure development schedules, resulting from constraints on the globalized supply chains for miners, electricity distribution equipment and construction materials.

During the three months ended March 31, 2025, we continued to operate under such conditions; however, we effectively and efficiently mitigated delivery delays to avoid material impacts to our miner deployment schedule, although we cannot guarantee continued success in mitigating any such delivery delays in the future. Additionally, the development and potential expansion of our Facilities requires large quantities of construction materials, specialized electricity distribution equipment, and other critical components, all of which are in high demand and may be difficult to source. To help mitigate the impacts of increasing demand for these goods, global supply chain constraints, and uncertainty arising from recently imposed U.S. tariffs on imports and retaliatory tariffs imposed by other countries, including any inflationary pricing that may result from such impacts, we procured and already hold many electrical infrastructure components and materials required to develop the next 600 MW phase of the Corsicana Facility and expand the Kentucky Facility, as well as replacement components and parts for our existing systems, to help shorten the impact of potential damage to installed equipment.

Summary of Riot’s Bitcoin Mining Results

The following tables present additional information about our own Bitcoin Mining activities, including Bitcoin production and sales of the Bitcoin mined:

	Quantity	Amounts
Balance as of January 1, 2025	17,722	$1,654,468
Revenue recognized from Bitcoin mined	1,530	142,859
Change in Bitcoin receivable	1	208
Proceeds from sale of Bitcoin	—	—
Exchange of Bitcoin for employee compensation	(30)	(2,950)
Change in fair value of Bitcoin	—	(208,040)
Balance as of March 31, 2025	19,223	$1,586,545

	Quantity	Amounts
Balance as of January 1, 2024	7,362	$311,178
Revenue recognized from Bitcoin mined	1,364	71,396
Change in Bitcoin receivable	7	(80)
Proceeds from sale of Bitcoin	(212)	(9,518)
Exchange of Bitcoin for employee compensation	(31)	(1,461)
Change in fair value of Bitcoin	—	234,080
Balance as of March 31, 2024	8,490	$605,595

Results of Operations

Comparative Results for the Three Months Ended March 31, 2025, and 2024:

Revenue

Total revenue for the three months ended March 31, 2025 and 2024 was $161.4 million and $79.3 million, respectively. Total revenue consists of our Bitcoin Mining revenue, Engineering revenue, and Other revenue. Other revenue consists almost entirely of residual activity related to our remaining data center hosting operations.

For the three months ended March 31, 2025 and 2024, Bitcoin Mining revenue was $142.9 million and $71.4 million, respectively. The increase of $71.5 million was primarily due to higher Bitcoin prices in the 2025 period, which averaged $93,385 per bitcoin, as compared to $52,343 per bitcoin for the 2024 period. Despite the substantial increase in the global network hash rate and the April 2024 halving, Bitcoin production increased by 12.2% during the three months ended March 31, 2025 compared to the same period in 2024.

For the three months ended March 31, 2025 and 2024, Engineering revenue was $13.9 million and $4.7 million, respectively. The increase of $9.2 million was primarily attributable to the accelerated completion of certain custom products, and, therefore, the recognition of revenue. Additionally, $4.1 million of the increase was due to the E4A Solutions Acquisition in December 2024.

Costs and expenses

For the three months ended March 31, 2025 and 2024, Cost of revenue for Bitcoin Mining consisted of the following:

	Three months ended March 31,
	2025	2024
Power	$61,830	$28,555
Compensation	4,445	2,645
Insurance on miners	1,462	1,735
Ground rent and related water and property tax	344	—
Other(1)	6,737	3,614
Total Bitcoin Mining cost of revenue	$74,818	$36,549

(1)	All amounts included within Other are individually insignificant.

The increase of approximately $38.3 million of Cost of revenue for Bitcoin Mining was primarily due to the increase in Bitcoin Mining capacity at the Corsicana Facility, which requires additional headcount and direct costs necessary to maintain and support our expanded Bitcoin Mining operations. Cost of revenue for Bitcoin Mining excludes depreciation and amortization, which are stated separately on our Condensed Consolidated Statements of Operations.

Cost of revenue for Engineering for the three months ended March 31, 2025 and 2024, was $11.8 million and $6.0 million, respectively, an increase of approximately $5.8 million. The costs consisted primarily of direct materials and labor, as well as indirect manufacturing costs, which increased along with the increase in revenue as compared to the three months ended March 31, 2024.

Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, were $71.4 million and $57.7 million, respectively, an increase of approximately $13.7 million. Selling, general and administrative expenses consist of stock-based compensation, legal and professional fees, and other personnel and related costs. The increase was primarily due to an increase in legal and professional fees of $6.4 million primarily related to ongoing litigation and public company-related expenses and an increase of $3.0 million in compensation expense as a result of hiring additional employees to support our ongoing growth. The remaining increase was due to an increase in other general operating costs such as insurance and information technology projects to support our growth, partially offset by a decrease in stock-based compensation of $2.4 million due to the vesting of awards during 2024.

Depreciation and amortization for the three months ended March 31, 2025 and 2024, was $77.9 million and $32.3 million, respectively, an increase of approximately $45.6 million. The increase was primarily due to increased depreciation from the Corsicana Facility coming online in April 2024 and additional miners being deployed.

The change in fair value of Bitcoin for the three months ended March 31, 2025 and 2024, was a loss of $208.0 million and a gain of $234.1 million, respectively, and were recognized to adjust the fair value of our Bitcoin held at the end of each period.

The change in fair value of our derivative asset for the three months ended March 31, 2025 and 2024, were gains of $41.9 million and $20.2 million, respectively, and was recorded to adjust the fair value of our PPAs, which was classified as a derivative asset and measured at fair value. The changes in fair value were due to changes in future power prices over the applicable period. The gain incurred during the three months ended March 31, 2025, was primarily attributable to the average of the forward prices utilized in the discounted cash flow estimation models increasing from $51.98 per MWh as of December 31, 2024 to $55.41 per MWh as of March 31, 2025. The gain recognized during the three months ended March 31, 2024, was primarily attributable to the average of the forward prices increasing from $43.80 per MWh as of December 31, 2023 to $47.46 per MWh as of March 31, 2024.

Power curtailment credits for the three months ended March 31, 2025 and 2024, were $7.8 million and $5.1 million, respectively, and represent sales of unused power under certain of our PPAs and participation in ancillary services under ERCOT Demand Response Services Programs. The amount of these credits varies from period to period depending on various factors impacting the supply of power to, and the demand for power on, the ERCOT grid, such as weather and global fuel costs.

Other income (expense)

For the three months ended March 31, 2025 and 2024, total other income (expense) was ($62.1) million and $7.8 million, respectively. The change was primarily attributable to unrealized losses on marketable securities of $63.2 million.

Non-GAAP Measures

In addition to financial measures presented under generally accepted accounting principles in the United States (“GAAP”), we consistently evaluate our use of and calculation of non-GAAP financial measures such as “Adjusted EBITDA.” EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as EBITDA adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of our core business operations of Bitcoin Mining. The adjustments include fair value adjustments such as derivative power contract adjustments, equity securities fair value changes, and non-cash stock-based compensation expense, in addition to financing and legacy business income and expense items.

We believe Adjusted EBITDA can be an important financial performance measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments. Additionally, Adjusted EBITDA is used as a performance metric for share-based compensation.

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

The following table reconciles Adjusted EBITDA to Net income (loss), the most comparable GAAP performance measure:

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(296,367)	$211,777
Interest income	(3,397)	(8,189)
Interest expense	2,308	384
Income tax expense (benefit)	437	(22)
Depreciation and amortization	77,926	32,343
EBITDA	(219,093)	236,293

Adjustments:
Stock-based compensation expense	29,576	32,000
Acquisition-related costs	76	—
Change in fair value of derivative asset	(41,894)	(20,232)
Change in fair value of contingent consideration	(8,252)	—
Unrealized loss (gain) on equity method investment - marketable securities	63,238	—
Loss (gain) on sale/exchange of equipment	129	—
Casualty-related charges (recoveries), net	—	(2,300)
Other (income) expense	(93)	(8)
License fees	(24)	(24)
Adjusted EBITDA	$(176,337)	$245,729

Liquidity and Capital Resources

We generate non-cash revenue through mining Bitcoin at our Facilities, which we manage based on our Bitcoin Treasury Strategy, while financing operations and other expenses with cash typically raised through the issuance of our common stock under our ATM offering program. During the three months ended March 31, 2025 and 2024, we issued and sold approximately 5.4 million shares and 26.2 million shares, respectively, of our common stock under our ATM offering program for aggregate net proceeds (net of commissions and expenses) of $68.4 million and $345.7 million, respectively.

As of March 31, 2025, we had net working capital of approximately $310.3 million, which included cash and cash equivalents of $163.7 million and marketable securities of $71.0 million. We reported a net loss of $296.4 million during the three months ended March 31, 2025, which included $187.1 million in non-cash net gains, primarily consisting of revenue recognized from Bitcoin mined of $142.9 million, and the change in fair value of the derivative asset of $41.9 million, partially offset by the change in fair value of Bitcoin of $208.0 million, depreciation and amortization of $77.9 million, stock-based compensation of $29.6 million, and  the unrealized loss on marketable securities of $63.2 million.

We monitor our balance sheet on an ongoing basis and evaluate the level of Bitcoin retained from monthly production in consideration of our cash requirements for ongoing operations and expansion.

Contractual Commitments and Obligations

As of March 31, 2025, we had a remaining commitment of approximately $54.0 million due to MicroBT for the contractual purchase of miners, which we expect to pay during 2025.

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

Engineering

Substantially all Engineering revenue is derived from the sale of custom products built to customers’ specifications under fixed-price contracts and electrical engineering services. Revenue is recognized over time as performance creates or enhances an asset with no alternative use, and for which we have an enforceable right to receive compensation as defined under the contract. The length of time required to complete a custom product varies but is typically between four and 12 weeks.

Customers are typically required to make periodic progress payments based on contractually agreed-upon milestones.

If we are unable to generate sufficient revenue from our Bitcoin Mining and Engineering operations when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives.

ATM Equity Offerings

During 2025, 2024, 2023 and 2022, we offered and sold shares of our common stock through ATM offering programs pursuant to sales agreements with sales agents (each, an “ATM Program”). See Note 14. Stockholders’ Equity for the terms and provisions of each sales agreement.

The following table sets forth shares sold and net proceeds received (net of sales commissions and expenses) from shares sold under each ATM Program during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025		2024
	Shares	Net Proceeds	Shares	Net Proceeds
2023 ATM Program	—	$—	8,644,100	$114,533
February 2024 ATM Program	—	—	17,525,200	231,211
August 2024 ATM Program	5,368,600	68,405	—	—
Total	5,368,600	$68,405	26,169,300	$345,744

As of March 31, 2025, approximately $292.2 million of our common stock remained available for issuance and sale pursuant to the August 2024 ATM Program. The remaining sales agreements were terminated as of August 9, 2024.

Legal Proceedings

We have been named a defendant in several lawsuits as more fully described in Note 17. Commitments and Contingencies.

Cash Flows

The following table presents a summary of our cash flows:

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(122,060)	$(57,853)
Net cash used in investing activities	$(59,227)	$(194,493)
Net cash provided by financing activities	$67,857	$343,674

Operating Activities

The increase in cash used was primarily attributable to increased power costs of $32.5 million, a $12.9 million increase in selling, general, and administrative costs, excluding stock-based compensation, both of which were primarily driven by our increased mining capacity and headcount, combined with other general operating costs such as insurance and information technology projects to support our growth, and a $9.5 million reduction in proceeds from the sale of Bitcoin due to not selling any Bitcoin during the three months ended March 31, 2025.

Investing Activities

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was primarily attributable to purchases and deposits paid for miners and purchases of property and equipment for our ongoing expansions. During the three months ended March 31, 2025, we paid approximately $26.7 million in deposits and payments for the purchase of miners, and anticipate additional payments of $54.0 million to be made in 2025, and paid approximately $32.9 million for the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2025 and 2024, net cash provided by financing activities primarily consisted of proceeds from our ATM Program offerings of $70.0 million and $353.2 million, respectively. We have approximately $585.0 million in long-term debt, primarily consisting of our 2030 Notes and debt acquired as part of the Block Mining Acquisition. We have primarily financed our strategic growth through proceeds from our ATM Program offerings and issuances of our common stock. It is reasonably likely that we will continue to finance our ongoing growth with proceeds from current and future ATM Program offerings and various debt facilities.

Critical Accounting Policies

In preparing our financial statements in accordance with GAAP, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our Condensed Consolidated Financial Statements. An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our Condensed Consolidated Financial Statements. These include: business combinations, valuation of the Rockdale PPA and the Corsicana PPA, long-lived assets and stock-based compensation. We believe these and other accounting policies set forth in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements should be reviewed as they are integral to understanding our results of operations and financial condition.

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

Rockdale PPA and Corsicana PPA Valuations

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report, see the “Cautionary Note Regarding Forward-Looking Statements” at the forepart of this Quarterly Report.

The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.

Risks Regarding the Price of Bitcoin

Our business and development strategy is focused on maintaining and expanding our Bitcoin Mining operations to maximize the amount of new Bitcoin rewards we earn. As of March 31, 2025, we held 19,223 bitcoin that was recognized at its fair value of $1.6 billion.

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

The following table presents the impact of 10% changes in the price of Bitcoin on our Bitcoin holdings during the applicable period:

	For the three months ended March 31, 2025		For the three months ended March 31, 2024
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin	Price of Bitcoin
Increase/(Decrease) in Net Income	$158,634	$(158,634)	$61,519	$(61,519)

Risks Regarding the Price of Power

The following table presents the impact of 10% changes in the future power prices (taking into account the dates of maturity of our various fixed price PPAs) used to derive the fair value of the Rockdale PPA and the Corsicana PPA derivative assets:

	For the three months ended March 31, 2025		For the three months ended March 31, 2024
	10% Increase in	10% Decrease in	10% Increase in	10% Decrease in
	Future Power Prices	Future Power Prices	Future Power Prices	Future Power Prices
Increase/(Decrease) in Net Income	$47,240	$(47,240)	$44,471	$(44,471)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

In July and December 2024, we acquired 100% of the equity interests of Block Mining and E4A Solutions, respectively. We are currently in the process of integrating the Block Mining and E4A Solutions operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than changes made in connection with the acquisitions of Block Mining and E4A Solutions, there were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure under this Item is incorporated by reference to the disclosure provided in Note 17. Commitments and Contingencies in the Notes.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth herein and in Part I, Item 1A. Risk Factors of our 2024 Annual Report. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flow and equity.

The following risk factor is in addition to those presented in our 2024 Annual Report:

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition and results of operations.

To maintain and further develop our Bitcoin Mining operations, we must procure mining hardware and other Bitcoin Mining technology. Additionally, the development and potential expansion of our Facilities requires large quantities of construction materials, specialized electricity distribution equipment and other critical components, all of which are in high demand and may be difficult to source. While we proactively procure products and materials from our suppliers in sufficient quantities to facilitate deployment at scale, we cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of products and materials we require for our operations, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchases by us of our common stock during the three months ended March 31, 2025:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share (b)	or Programs	or Programs
January 1, 2025 through January 31, 2025	16,716	$13.46	N/A	N/A
February 1, 2025 through February 28, 2025	17,270	12.27	N/A	N/A
March 1, 2025 through March 31, 2025	6,566	7.12	N/A	N/A
Total	40,552	$11.93

(a)	During the quarter ended March 31, 2025, pursuant to our 2019 Equity Incentive Plan, certain of our employees surrendered shares of common stock to us to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards.
(b)	The price paid per share is based on the closing price of our common stock as of the date of the determination of the statutory minimum for federal and state tax obligations.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

101

Inline XBRL (Extensible Business Reporting Language). The following from this Quarterly Report, formatted in iXBRL (inline XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024; and

Filed herewith.

(vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2025	RIOT PLATFORMS, INC. (Registrant)

/s/ Jason Les
Jason Les
Chief Executive Officer (Principal Executive Officer)

/s/ Colin Yee
Colin Yee
Chief Financial Officer (Principal Financial Officer)